Form 10-Q
period 1996-03-31
ESSEX PROPERTY TRUST INC
filed 1996-05-14
CIK 920522

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NO. 1-13106

                           ESSEX PROPERTY TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MARYLAND                                            77-0369576
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

               777 CALIFORNIA AVENUE, PALO ALTO, CALIFORNIA 94304
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (415) 494-3700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                     ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                        6,275,000 SHARES OF COMMON STOCK,
                      $.0001 PAR VALUE AS OF MARCH 31, 1996


                            Exhibit Index on Page 15

                                      INDEX

Exhibit
Number       Description                                                                        Page Number
- -------      -----------                                                                        -----------
PART I:      FINANCIAL INFORMATION
Item 1:      Financial Statements (Unaudited)                                                             3

             Condensed Consolidated Balance Sheet of Essex Property Trust, Inc. as of
             March 31, 1996 and December 31, 1995                                                         4

             Condensed Consolidated Statement of Operations of Essex Property Trust, Inc.
             for the three months ended March 31, 1996 and 1995                                           5

             Condensed Consolidated Statement of Cash Flows of Essex Property Trust, Inc.
             for the three months ended March 31, 1996 and 1995                                           6

             Notes to Condensed Consolidated Financial Statements                                         7

Item 2:      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                    9

PART II:     OTHER INFORMATION
Item 6:      Exhibits and Reports on Form 8-K                                                            13

             Signatures                                                                                  14

                                     PART I


ITEM 1       FINANCIAL INFORMATION

"Essex" means Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, or where the context otherwise requires, Essex Portfolio, L.P., a partnership in which Essex Property Trust, Inc.
is the sole general partner.

The information furnished in the accompanying condensed consolidated balance sheet, condensed consolidated statement of operations and condensed consolidated statement of cash flows of Essex reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ESSEX PROPERTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                             (Dollars in thousands)

                                                                                    March 31,       December 31,
                   Assets                                                             1996             1995
                   ------                                                           ---------       ------------
Real estate:
     Rental properties:
         Land and land improvements                                                 $ 65,374          $ 61,738
         Buildings and improvements                                                  231,732           222,620
                                                                                    --------          --------

                                                                                     297,106           284,358
     Less accumulated depreciation                                                   (42,456)          (40,281)
                                                                                    --------          --------

                                                                                     254,650           244,077
     Investments                                                                       8,581             8,656
                                                                                    --------          --------

                                                                                     263,231           252,733

Cash and cash equivalents                                                              2,651             3,983
Notes and other related party receivables                                              6,289             4,780
Notes and other receivables                                                            5,092             5,130
Prepaid expenses and other assets                                                      1,567             1,944
Deferred charges, net                                                                  3,790             5,090
                                                                                    --------          --------

                                                                                    $282,620          $273,660
                                                                                    ========          ========
    Liabilities and Stockholders' Equity

Mortgage notes payable                                                               152,358           136,061
Lines of credit                                                                       12,869            18,463
Accounts payable and accrued liabilities                                               4,727             2,964
Dividends payable                                                                      3,455             3,455
Other liabilities                                                                      1,662             1,565
                                                                                    --------          --------

                  Total liabilities                                                  175,071           162,508

Minority interest                                                                     25,544            26,423

Stockholders' equity:
     Common stock, $.0001 par value, 670,000,000 shares authorized,
         6,275,000 shares issued and outstanding                                           1                 1
     Additional paid-in capital                                                      112,070           112,070
     Accumulated deficit                                                             (30,066)          (27,342)
                                                                                    --------          --------

                  Total stockholders' equity                                          82,005            84,729
                                                                                    --------          --------

                                                                                    $282,620          $273,660
                                                                                    ========          ========

         See accompanying notes to the unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
             (Dollars in thousands, except shares per share amounts)

                                                                              Three months ended
                                                                         March 31,           March 31,
                                                                           1996                1995
                                                                        -----------         ----------
Revenues:
   Rental                                                               $  10,951           $  10,307
   Interest and other income                                                  603                 616
                                                                        ---------           ---------

                                                                           11,554              10,923
                                                                        ---------           ---------

Expenses:
   Property operating expenses:
     Maintenance and repairs                                                1,007                 985
     Real estate taxes                                                        886                 849
     Utilities                                                                756                 768
     Administrative                                                           656                 675
     Advertising                                                              151                  70
     Insurance                                                                146                 136
     Depreciation and amortization                                          2,190               1,980
                                                                        ---------           ---------

                                                                            5,792               5,463
                                                                        ---------           ---------

   Interest                                                                 2,901               2,720
   Amortization of deferred financing costs                                   245                 363
   General and administrative                                                 397                 365
   Loss from hedge termination                                                 21                  --
                                                                        ---------           ---------

     Total expenses                                                         9,356               8,911
                                                                        ---------           ---------

     Income before minority interests and extraordinary
       item                                                                 2,198               2,012

Minority interest                                                             (75)               (525)
                                                                        ---------           ---------

     Income before extraordinary item                                       2,123               1,487

Extraordinary item:
   Loss on early extinguishment of debt                                    (2,180)                 --
                                                                        ---------           ---------

     Net income (loss)                                                  $     (57)          $   1,487
                                                                        =========           =========

Per share data:
   Net income per share from operations before
     extraordinary item                                                 $     .34                 .24
   Extraordinary item - debt extinguishment                                  (.35)                 --
                                                                        ---------           ---------

     Net income (loss) per share                                        $    (.01)          $     .24
                                                                        =========           =========

    Weighted average number of shares outstanding
       during the period                                                6,275,000           6,275,000
                                                                        =========           =========

         See accompanying notes to the unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unadited)
                             (Dollars in Thousands)

                                                                 Three months ended        Three months ended
                                                                   March 31, 1996            March 31, 1995
                                                                 ------------------        ------------------
Net cash flows from operating activities                             $  5,695                   $ 4,429
Cash flows from investing activities:
  Additions to real estate investments                                (12,748)                     (541)
  Investments in corporations and joint ventures                          154                         0
                                                                     --------                   -------

Net cash used in investing activities                                 (12,594)                     (541)
Cash flows from financing activities:
  Proceeds from mortgages, other notes payable
    and lines of credit                                                 45,271                      880
  Repayment of mortgages, other notes
   payables and lines of credit                                       (34,568)                   (1,559)
  Additions to deferred charges                                          (225)                        0
  Additions to notes and other related party
    receivables/payables                                                2,166                       574
  Repayment of notes, other related party
    receivables/payables                                               (3,622)                     (785)
  Distribution to partners/dividends to shareholders                   (3,455)                   (3,394)
                                                                     --------                   -------
Net cash provided by (used in) financing activities                     5,567                    (4,284)
                                                                     --------                   -------

      Net decrease in cash and cash equivalents                        (1,332)                     (396)
      Cash and cash equivalents at beginning of period                  3,983                     2,411
                                                                     --------                   -------
      Cash and cash equivalents at end of period                     $  2,651                   $ 2,015
                                                                     ========                   =======
      Supplemental disclosure of cash flow
        information
      Cash paid for interest                                         $  2,910                   $ 2,705
                                                                     ========                   =======
      Supplemental disclosure of non-cash investing
        and financing activity
     Mortgage note payable assumed in
        connection with purchase of real estate
        investment                                                   $      0                   $     0
                                                                     ========                   =======
      Dividends declared and payable                                 $  3,455                   $ 3,394
                                                                     ========                   =======

         See accompanying notes to the unaudited financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


(1) ORGANIZATION AND BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements of Essex Property Trust, Inc. (the "Company") are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

      The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc., following certain reorganization transactions in connection with the sale of 6,275,000 shares of common stock in an initial public offering which closed on June 13, 1994 (the "Offering").

      The consolidated financial statements for the three months ended March 31, 1996 and 1995 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in and owns 77.2% of the Operating Partnership. The limited partners own an aggregate 22.8% interest in the Operating Partnership.

      All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


(2)  SIGNIFICANT TRANSACTIONS

     The following significant transactions occurred during the quarter ended March 31, 1996:

     (A) Acquisitions

         (I) On January 31, 1996, Essex acquired Treetops Apartments, a 172 unit apartment community in Fremont, California for a contract price of $10,725. Essex assumed the existing mortgage owed on the property of approximately $7,266, which carries an 8.5% fixed interest rate and is due in September, 1999. Built in 1978, Treetops has a heated pool and spa, fitness center, and patios or balconies in individual units.

     (B) Debt related transactions

         (I) On February 16, 1996, Essex refinanced a mortgage loan in the approximate amount of $12,160 loan with a 7.1% 10 year fixed rate loan in the amount of $14,475. In connection with the refinance transaction, Essex has paid the lender a prepayment fee of $500 and, subject to final negotiations, could pay up to $400 additionally. Essex wrote off approximately $1,105 in deferred financing costs.

         (II)On February 21, 1996, Essex refinanced three variable rate loans in the approximate balance of $18,960, with a $20,200, 7.5%, 7 year fixed rate mortgage. Essex wrote off approximately $175 in deferred financing costs in connection with this transaction.

(3)  RELATED PARTY TRANSACTIONS

     Effective June 13, 1994, all general and administrative expenses of the Company and Essex Management Corporation ("EMC") are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 1996 and 1995, totaled $425 and $488,

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


     respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Included in rental income in the accompanying consolidated statements of operations is related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursements, of $170 and $165 for the three months ended March 31, 1996 and 1995, respectively.

     Included in other income for the three months ended March 31, 1996 and 1995 is interest income of $91 and $86, earned principally under notes receivable from Essex Fidelity I Corporation and Essex Sacramento Corporation, respectively, and management fees and equity income of $137 and 0, earned from Essex Bristol Partners and Essex San Ramon Partners, respectively.

     Effective June 13, 1994, EMC provides property management services to the Company's neighborhood shopping centers. The fee paid by the Company for the three months ended March 31, 1996 and 1995 was $28, and $25, respectively, and is included in administrative expense in the accompanying consolidated statements of operations.

     Notes and other related party receivables as of March 31, 1996 and December 31, 1995 consist of the following:

                                                                                March 31,        December 31,
                                                                                  1996              1995
                                                                                ---------        ------------
         Notes receivable from Essex Fidelity I Corporation
           and Essex Sacramento Corporation, bearing
           interest at 9% due on demand                                          $3,380             $3,540

         Notes receivable from Essex Marina Cove, L.P.
           bearing interest at 12% due on demand                                  1,466                 --

         Notes receivable from Essex Fidelity I Corporation
           and Jackson School Village, L.P. bearing
           interest at 9.5% - 10%, due 2015                                         500                500

         Other related party receivables                                            943                740
                                                                                 ------             ------

                                                                                 $6,289             $4,780
                                                                                 ======             ======

     Other related party receivables consist primarily of unreimbursed expenses due from EMC, accrued interest income on related party notes receivable and acquisition cost-related reimbursements due from Essex San Ramon Partners.

     As of March 31, 1996 and December 31, 1995, the Company has payables to related parties totaling $166 and $217, representing temporary borrowings and unreimbursed expenses, respectively.

     During the three months ended March 31, 1996, the Company paid brokerage commissions totalling $250 to M&M in connection with the purchase of real estate. The commissions are reflected as an increased cost on the purchase of real estate in the accompanying condensed consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of March 31, 1996 and 1995 and for the three months ended March 31, 1996 and 1995.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all the assets of Essex are held by, and substantially all operations conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner of the Operating Partnership and, as of March 31, 1996 and 1995, owned a 77.2% general partnership interest in the Operating Partnership. The Company qualifies as a Real Estate Investment Trust (a "REIT") for Federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," section constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Essex to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL BACKGROUND

Essex's revenues are generated primarily from multifamily residential, retail and commercial property operations, which accounted for 95% and 94% of its revenues for the three months ended March 31, 1996 and 1995, respectively. Essex's properties (the "Properties") are located in California, Oregon and Washington. Occupancy levels of Essex's multifamily residential Properties in these markets have generally remained high (averaging approximately 95% over the last five years).

Essex has qualified as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ending December 31, 1994. In order to maintain compliance with REIT tax rules, Essex provides fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of Essex own 100% of EMC's 1,000 shares of common stock. Essex has been actively engaged in the business of acquiring and managing portfolios of non-performing assets along with institutional investors. Asset management services resulting from these portfolios are provided by EMC, typically for the term that is required to acquire, reposition and dispose of the portfolio. Asset management agreements usually provide for a base management fee calculated as a percentage of the gross asset value of the portfolio under management, and an incentive fee based upon the overall financial performance of the portfolio. Accordingly, the fees earned as a result of these contracts fluctuate as assets are acquired and disposed. In general, Essex believes, however, that there will be fewer opportunities to acquire portfolios of non-performing assets in the future.

Average financial occupancy rates of the Company's multifamily properties for the three months ended March 31, 1996 on multifamily properties were as follows:

                                    All                   On a Same
                                 Properties             Property Basis
                                 ----------             --------------
    Northern California             99%                         99%
    Seattle                         94%                         95%
    Southern California             97%                         97%

The Company's retail and commercial properties were 93% occupied (based on square footage) as of March 31, 1996.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1996 to the Three Months Ended March 31, 1995

Total Revenues increased by $631,000 or 5.8% to $11,554,000 in the first quarter of 1996 from $10,923,000 in the first quarter of 1995. Rental revenues increased by $644,000 or 6.3% to $10,951,000 in the first quarter of 1996 from $10,307,000 in the first quarter of 1995. Approximately $45,000 of the increase in rental revenues was attributable to the Properties acquired and disposed of in 1995 and 1996 with the balance of the increase relating to rental rate and occupancy level increases. Rental revenues from the San Francisco South Bay and Seattle multifamily residential Properties increased by $471,000 to $8,564,000 in the first quarter of 1996 from $8,093,000 in the first quarter of 1995. Rental revenue increased by $38,000 during the first quarter of 1996 from the amount in the first quarter of 1995 for the two Properties located in Southern California. Commercial property rental revenue increased $135,000 for the first quarter of 1996 as a result of increased occupancy.

Total Expenses increased by $445,000 or approximately 5.0% to $9,356,000 in the first quarter of 1996 from $8,911,000 in the first quarter of 1995. Interest expense increased by $181,000 or 6.6% to $2,901,000 in the first quarter of 1996 from $2,720,000 in the first quarter of 1995. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions.

Property operating expenses, which include maintenance and repairs, real estate taxes, advertising, utilities, and on-site administrative expenses, increased by $119,000 or 3.4% to $3,602,000 in the first quarter of 1996 from $3,483,000 in the first quarter of 1995. Of such increase, $41,000 was attributable to Properties acquired and disposed of in 1995 and 1996.

General and administrative expenses represent the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $32,000 in the first quarter of 1996 from the first quarter of 1995.

Net income after minority interest decreased by $1,544,000 to $(57,000) in the first quarter of 1996 from $1,487,000 in the first quarter of 1995. The decrease in net income was largely the result of an extraordinary charge of $2,180,000 related to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, Essex had $2,651,000 in cash and cash equivalents, which management believes should be sufficient to meet its immediate operating cash requirements. Essex has credit facilities in the committed amount of approximately $17,000,000. At March 31, 1996 Essex had $12,869,000 outstanding on its lines of credit, with interest rates generally ranging from 7.2% to 7.4%.

Essex's cash balance decreased $1,332,000 from $3,983,000 as of December 31, 1995 to $2,651,000 as of March 31, 1996. This decrease in cash was the result of $5,695,000 net cash provided by operating activities, reduced by $12,594,000 net cash used by investing activities and $5,567,000 in net cash provided by financing activities. The significant components which contributed to the $12,594,000 net cash used by investing activities was $12,748,000 used to purchase and upgrade rental properties. The significant components which contributed to the $5,567,000 net cash provided by financing activities were $45,271,000 of proceeds from mortgages, other notes payable and lines of credit as offset by $34,568,000 of repayments of mortgages, other notes payable and lines of credit and $3,455,000 of dividends/distribution paid.

As of March 31, 1996, the combined outstanding indebtedness under mortgages and lines of credit consisted of $124,141,000 in fixed rate debt, (such component includes variable rate indebtedness subject to interest rate swap agreements), $14,617,000 in debt based on the Federal Home Loan Bank's 11th District Cost of Funds index ("the 11th District Debt"), $10,580,000 of variable rate debt based on The London Interbank Offered Rates ("LIBOR"), $2,289,000 of variable rate debt based on The Internal Banking Offshore Rate ("IBOR"), and

$13,600,000 of debt represented by tax exempt variable rate demand bonds. Essex's 11th District Debt is subject to maximum annual payment adjustments of 7.5% and a maximum interest rate during the term of the loans of 13%.

In June 1994, Essex entered into a five-year interest rate protection agreement covering mortgage notes payable with aggregate balances of $24,133,000 as of December 31, 1994. The agreements protected the Company from increase in the thirty-day LIBOR rate in excess of a 6.3125% cap rate. In May 1995, Essex sold this agreement and used the net proceeds to enter into an interest rate swap agreement extending through June 1999. The interest rate swap agreement fixes the thirty-day LIBOR rate at 5.79% for mortgage notes payable with aggregate balances of $18,246,000 as of March 31, 1996.

Essex expects to incur in the range of approximately $1,450,000 or $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1996. These expenditures do not include the improvements required in connection with Northwestern Mutual mortgage loans and renovation expenditures required pursuant to the requirements related to the tax-exempt variable rate demand bonds. Essex expects that cash from operations and/or the lines of credit will fund such expenditures.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

Essex expects to meet its short-term liquidity requirements by using its initial working capital and any portion of net cash flow from operations not currently distributed. Essex believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements.

Essex expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of short-term financing of acquisition and development activities through the issuance of long-term secured and unsecured debt and offerings by Essex of additional equity securities (or limited partnership interests in the Operating Partnership).

On March 7, 1996, Essex filed a shelf registration statement for up to $100 million of common stock, preferred stock, depository shares and warrants to purchase common and preferred stock. As of May 9, 1996, the shelf registration statement had not been declared effective by the Securities and Exchange Commission.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations an appropriate measure of performance of an equity REIT. Generally, Funds from Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth Essex's calculation of actual Funds from Operations for the quarter ended March 31, 1996 and 1995.

                                                           For the Quarter
                                                           ended March 31,
                                              ------------------------------------------
                                                 1996                          1995
                                              -----------                    -----------
Income before, extraordinary
  item and minority interest                  $2,198,000                     $2,012,000

Adjustments:
    Depreciation & Amortization                2,190,000                      1,973,000              .
    Adjustment for Unconsolidated
       Joint Venture                             119,000                              0
    Non-recurring Items                           21,000                              0
    Minority Interest - Pathways                (140,000)                      (120,000)
                                               ---------                     ----------
    Funds from Operations                     $4,388,000                     $3,865,000
                                              ==========                     ==========

Number of Shares (1)                           8,130,000                      8,130,000

(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership into shares of Essex's common stock.

The National Association of Real Estate Investment Trusts ("NAREIT"), a leading industry trade group, has approved a revised definition of Funds from Operations, which provides that the amortization of deferred financing costs in no longer to be added back to net income to calculate Funds from Operations. Essex has adopted the revised NAREIT definition of Funds from Operations beginning on January 1, 1996 and 1995 results have been restated based on this revised definition.

PART II      OTHER INFORMATION

Item 6:      Exhibits and Reports on Form 8-K


             EXHIBITS
             --------
             10.43 $20.2 million Promissory Note to Northwestern Mutual Life Insurance Company

             10.44   $14.475 million Promissory Note to Union Bank

             12.1    Schedule of Computation of Ratio of Earnings to Fixed
                     Changes

             27.1    Article 5 Financial Data Schedule (EDGAR filing only)


             REPORTS ON FORM 8-K

             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ESSEX PROPERTY TRUST, INC.




                                   /s/ Michael J. Schall
                                   -------------------------------------------
                                   Michael J. Schall, Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer)



                                   -------------------------------------------
                                   Date


EXHIBITS INDEX                                                          PAGE
- --------------                                                          ----
10.43   $20.2 million Promissory Note to Northwestern
           Life Insurance Company                                       16

10.44   $14.475 million Promissory Note to Union Bank                   22

12.1    Schedule of Computation of Ratio of Earnings to
           Fixed Changes                                                28

27.1    Article 5 Financial Data Schedule (EDGAR filing only)