Form 10-K405/A
period 1995-12-31
ESSEX PROPERTY TRUST INC
filed 1996-06-05
CIK 920522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 2)


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1995

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-13106

                           ESSEX PROPERTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                     77-0369576
(State or other jurisdiction of            (I.R.S. Employer incorporation or
        organization)                              Identification No.)


               777 California Avenue, Palo Alto, California 94304
               (Address of principal executive offices) (Zip code)

                                 (415) 494-3700
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
      Title of each class                          on which registered
      -------------------                          -------------------
common stock, $.0001 par value                   New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ X] Yes   [  ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment the Form 10-K. [X]

As of February 29, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $121,435,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of February 29, 1996, 6,275,000 shares of Common Stock ($.0001 par value) were outstanding.

LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part IV, Item 14, on page number 18.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10K/A: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held on May 21, 1996.

                                EXPLANATORY NOTE

The undersigned Registrant hereby amends, as and to the extent set forth below, the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1995 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

                                     PART I

          + Item 1  -  Business
          + Item 2  -  Properties
          + Item 3  -  Legal Proceedings
          + Item 4  -  Submission of Matters to a Vote of Security Holders


                                     PART II

          + Item 5  -  Market for Registrant's Common Equity and Related
                       Stockholder Matters
          * Item 6  -  Selected Financial Data
          * Item 7  -  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
          + Item 8  -  Financial Statements and Supplementary Data
          + Item 9  -  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure


                                    PART III

          + Item 10 - Directors and Executive Officers of the Registrant + Item 11 - Executive Compensation
          + Item 12 -  Security Ownership of Certain Beneficial Owners and
                       Management
          + Item 13 -  Certain Relationships and Related Transactions

                                     PART IV

          * Item 14 -  Exhibits, Financial Statement Schedules, and Reports on
                       Form 8-K


*The items amend information previously filed by the Company as part of the Company's Annual Report on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on May 2, 1996.

+These items have not been amended hereby and are included herein for convenience of reference only.

                                TABLE OF CONTENTS
                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

PART I                                                                                                    Page No.
            Item 1      Business.........................................................................     4
            Item 2      Properties.......................................................................    10
            Item 3      Legal Proceedings................................................................    12
            Item 4      Submission of Matters to a Vote of Security Holders..............................    12

PART II

            Item 5      Market for Registrant's Common Stock
                        and Related Stockholder Matters...................................................   13
            Item 6      Selected Financial Data...........................................................   13
            Item 7      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.....................................   16
            Item 8      Financial Statements and Supplementary Data.......................................   21
            Item 9      Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure............................................   21

PART III

            Item 10     Directors and Executive Officers of the Registrant................................   22
            Item 11     Executive Compensation............................................................   22
            Item 12     Security Ownership of Certain Beneficial
                        Owners and Management.............................................................   22
            Item 13     Certain Relationships and Related Transactions....................................   22

PART IV

            Item 14     Exhibits, Financial Statements Schedules and
                        Reports on Form 8-K...............................................................   22

                                     PART I

ITEM 1.     BUSINESS

General Development and Description of Business

Essex Property Trust, Inc. ("Essex", or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") in the business of acquiring, refurbishing, marketing, leasing, managing and developing multifamily residential and retail properties. As of December 31, 1995 Essex's property portfolio consisted of ownership interests in the following 30 properties ("Properties"): (i) 23 multifamily residential properties containing 4,868 apartment units, (ii) six neighborhood shopping centers containing approximately 351,000 rentable square feet of space and (iii) an office building housing Essex's headquarters (the "Headquarters Building"), with approximately 45,000 rentable square feet of space (each individually a "Property" and, collectively, the "Properties"). Essex's properties are concentrated in Northern California and the Seattle, Washington greater metropolitan area, from which 78% of its rental revenue was derived in 1995. Other markets in which the Company owns property include areas surrounding Portland, Oregon and Southern California.

Essex was incorporated in the state of Maryland in March 1994. On June 13, 1994, Essex commenced operations with the completion of an initial public offering ("the Offering") in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112.1 million were used to acquire an approximate 77.2% general partnership interest in Essex Portfolio, L.P. (the "Operating Partnership").

All references to Essex in this report refer to Essex Property Trust, Inc. and those entities owned or controlled by Essex Property Trust, Inc. Unless otherwise specified, information about Essex and the properties refers to the operations of Essex after the completion of the Offering and the operations of Essex Property Corporation ("EPC") prior to the completion of the Offering.

Essex was formed to continue and expand the real estate investment and management operations conducted by EPC since 1971. Since its inception, Essex has successfully acquired, developed, managed and/or disposed of a combination of approximately 145 property and portfolio assets in seven major metropolitan markets in the western United States at an aggregate investment in excess of $700 million. Such properties have included various types of commercial property, with a focus on multifamily residential property. Essex's multifamily residential property investments have involved an aggregate of more than 13,600 apartment units.

Business Objectives

Essex's four core business objectives are:

- -    Active Property Marketing and Management. Maximize, on a per share basis, cash flow available for distribution and the capital appreciation of its property portfolio through active property marketing and management.

- -    Selected Expansion of Property Portfolio. Increase, on a per share basis, cash flow available for distribution through the acquisition and development of multifamily residential properties in selected major metropolitan areas located in the western United States.

- -    Optimal Portfolio Asset Allocations. Produce predictable financial performance through a portfolio asset allocation program that seeks to increase or decrease the equity invested in each market based on changes in regional economic and local market conditions.

- -    Management of Capital and Financial Risk. Optimize Essex's capital and financial risk positions by maintaining a conservative leverage ratio, evaluating financing alternatives on an on-going basis and minimizing Essex's cost of capital.

Business Principles

Essex was founded on, has followed, and will continue to follow the business principles set forth below:

Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, Essex seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. Essex's regional property managers are accountable for overall property operations and performance. They supervise on-site managers, monitor fiscal performance against budgeted expectations, monitor Property performance against the performance of competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment. Essex has established in-house training programs for its on-site staff.

Business Planning and Control. Real estate investment decisions are accompanied by a multiple year plan, to which an executive and other managers responsible for obtaining future financial performance must agree in writing. Performance versus plan serves as a significant factor in determining compensation.

Property Type Focus. Essex focuses on acquisition of multifamily residential communities, containing between 75 and 400 units. Essex believes that these types of properties offer attractive opportunities because such properties (i) are often mispriced by real estate sellers and buyers who lack Essex's ability to obtain and use real-time market information, (ii) provide opportunities for value enhancement since many of these properties have been owned by parties that either are inadequately capitalized or lack the professional property management expertise of Essex, and (iii) can be readily exchanged or sold during periods of changing market conditions due to the relatively large pool of prospective and qualified buyers for such properties.

Geographic Focus. Essex focuses its property investments in markets that meet the following criteria:

- -    Major Metropolitan Areas. Essex focuses on metropolitan areas having a regional population in excess of 1 million people. Real estate markets in these areas are typically characterized by a relatively greater number of buyers and sellers and are, therefore, more liquid. Liquidity is an important element for implementing Essex's strategy of varying its portfolio in response to changing market conditions.

- -    Supply Constraints. Essex believes that properties located in real estate markets with limited development or redevelopment opportunities are well-suited to produce increased rental income. In evaluating supply constraints, Essex reviews: (i) availability of developable land sites on which competing properties could be readily constructed; (ii) political barriers to growth resulting from a restrictive local political environment regarding development and redevelopment (such an environment, in addition to the restrictions on development itself, is often associated with a lengthy development process and expensive development fees); and (iii) physical barriers to growth, resulting from natural limitations to development, such as mountains or waterways.

- -    Rental Demand Created by High Cost of Housing. Essex concentrates on markets in which the cost of renting is significantly lower than the cost of owning a home. In such markets, rent levels are higher and operating expenses, as a percentage of rent, are lower in comparison with markets that have a lower cost of housing.

- -    Job Proximity. Essex believes that most renters select housing based on its proximity to their jobs and on related commuting factors and desire to remain within a specified travel distance from their jobs. Essex obtains commuting information relating to its residential properties and uses this information when making multifamily residential property acquisition decisions. Essex also reviews the location of major employers relative to its portfolio and potential acquisition properties.

Following the above criteria, Essex is currently pursuing investment opportunities in selected markets of Northern and Southern California, the Seattle Metropolitan Area and Portland Metropolitan Area.

Active Portfolio Management Through Regional Economic Research and Local Market Knowledge. Essex was founded on the belief that the key elements of successful real estate investment and portfolio growth include extensive regional economic research and local market knowledge. Essex utilizes its economic research and local market knowledge to make appropriate portfolio allocation decisions that it believes result in better overall operating performance and lower portfolio risk. Essex maintains and evaluates:

     - Regional Economic Data. Essex evaluates and reviews regional economic factors for the markets in which it owns properties and where it considers expanding its operations. Essex's research focuses on regional and sub-market supply and demand, economic diversity, job growth, market depth and, for residential properties, the comparison of rental price to single-family housing prices.

     - Local Market Conditions. Local market knowledge includes (i) local factors that influence whether a sub-market is desirable to tenants, (ii) the extent to which the area surrounding a property is improving or deteriorating, and (iii) local investment market dynamics, including the relationship between the value of a property and its yield, the prospects for capital appreciation and market depth.

Recognizing that all real estate markets are cyclical, Essex regularly evaluates the results of regional economic and local market research and adjusts asset acquisitions and portfolio allocations accordingly. Essex actively manages the allocation of assets within its portfolio. Essex seeks to increase its portfolio allocation in markets projected to have economic growth and to decrease such allocations in markets projected to have declining economic conditions. Likewise, Essex also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields. Although Essex is generally a long-term investor, it does not establish defined or preferred holding periods for its Properties.

Current Business Activities

Essex conducts substantially all of its activities through the Operating Partnership, of which Essex owns an approximate 77.2% general partnership interest. An approximate 22.8% Operating Partnership interest is owned by the Directors, officers and employees of Essex and certain third-party investors. As the sole general partner of the Operating Partnership, Essex has operating control over the management of the Operating Partnership and each of the Properties. Three of the multifamily residential Properties located in the State of Washington are owned by partnerships in which the Operating Partnership owns a 99% general partnership interest and Essex Washington Interests Partners ("EWIP") owns the remaining 1% Partnership interest. The Operating Partnership owns a 99% general partnership interest in EWIP and Essex owns the remaining 1% general partnership interest. EWIP was organized in March 1994 as a California general partnership.

Essex qualifies as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ending December 31, 1994. In order to maintain compliance with REIT tax rules, Essex provides fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of Essex own 100% of EMC's 1,000 shares of common stock. Essex has been actively engaged in the business of acquiring and managing portfolios of non-performing assets along with institutional investors. Asset management services resulting from these portfolios are provided by EMC, typically for the term that is required to acquire, reposition and dispose of the portfolio. Asset management agreements usually provide for a base management fee calculated as a percentage of the gross asset value of the portfolio under management, and an incentive fee based upon the over all financial performance of the portfolio. Accordingly, the fees earned as a result of these contracts fluctuate as assets are acquired and disposed. However, Essex believes, that few opportunities to acquire portfolios of non-performing assets will be available in the near future.

During 1995, Essex acquired ownership interests in three multifamily properties consisting of 692 units for an aggregate contracted purchase price of approximately $48 million. The acquisitions were financed by new mortgage loans and borrowings under lines of credit. One of the acquisitions (156 units) was located in the greater Seattle metropolitan area and two were located in Northern California (536 units).

For the two acquisitions in Northern California, Essex acquired limited partnership interests in Essex Bristol Partners, L.P. ("Bristol") and Essex San Ramon Partners, L.P. ("San Ramon"). In the Bristol transaction, Essex obtained for $2,145,000 a 99% interest in Bristol and Bristol simultaneously acquired Bristol Commons Apartments, a 188 unit apartment community in Sunnyvale, California for $16,850,000. Essex's partner is Acacia Capital Corporation, which provided subordinated debt and equity financing to the partnership in the amount of $2,648,000. Permanent debt financing consisted of a 7 year mortgage in the amount of $12,298,000, with a fixed interest rate of 7.54%. Essex will receive approximately 60% of the cash flow generated by the venture. Built in 1989, Bristol Commons is a luxury apartment property with a full amenity package, including pool, spa, exercise room, business center, marble woodburning fireplaces, and landscaped grounds. In the San Ramon transaction, Essex obtained for $3,647,000, a 99% partnership interest in San Ramon and San Ramon simultaneously acquired The Shores Apartments, a 348 unit apartment community in San Ramon, California for $25,450,000. Essex's partner is Acacia Capital Corporation, which provided subordinated debt and equity to the partnership in the amount of $3,816,000. Permanent debt financing consisted of a 5 year mortgage in the amount of $18,520,000, with a fixed interest rate of 7.5%. Essex will receive approximately 60% of the cash flow generated by the venture. Built in 1988,

The Shores Apartments is a luxury apartment property with a full amenity package, including two pools, lighted tennis courts, a volleyball court, four spas, two saunas and a fitness center. Essex will manage the two properties on behalf of the partnerships.

In 1995, Essex purchased undeveloped land in Hillsboro, Oregon for $950,000. This land and cash of approximately $550,000 was contributed in exchange for a 49.9% partnership interest, to Jackson School Village limited partnership. The partnership will develop on the site a 200 unit garden-style apartment community. Essex's partner in this partnership, Great Northwest Management Company, is to provide development and property management services to the partnership and has secured and guaranteed construction financing. The partnership was formed in July 1995 and construction began shortly thereafter.

During 1995, Essex disposed of two multifamily properties consisting of 234 units for an aggregate gross sales price of approximately $13 million. These funds were used repay indebtedness under existing mortgages and lines of credit and acquire additional properties. Both these properties were located in Northern California.

Offices and Employees

Essex is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, and Portland, Oregon. As of December 31, 1995, Essex had approximately 210 employees.

Competition

Essex's Properties compete for tenants with similar properties primarily on the basis of location, rent charged, services provided, and the design and condition of the improvements. Competition for tenants from competing properties affects the amount of rent charged as well as rental growth rates, vacancy rates, deposit amounts, and the services and features provided at each property. While economic conditions are generally improving in Essex's target markets, a prolonged economic downturn could have a material adverse effect on Essex's operations and financial condition.

Essex also experiences competition when attempting to acquire properties that meet its investment criteria. Such competing buyers include domestic and foreign financial institutions, other REIT's, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital

Essex's practice is to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies. Essex believes it currently maintains sufficient cash balances to fund working capital needs. Essex currently has access to two lines of credit in the committed amount of approximately $23 million with unused portions as of December 31, 1995 sufficient to cover any known cash requirements in excess of cash balances.

Other Matters

Essex's operating results may be affected by the following factors:

General Real Estate Investment Risks. Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the Properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, Essex's cash flow and ability to make distributions to its stockholders will be adversely affected. The performance of the economy in each of the areas which the Properties are located affects occupancy, market rental rates and expenses and, consequently, has an impact on the income from the Properties and their underlying values. The financial results of major local employers may have an impact on the cash flow and value of certain of the Properties.

Income from the Properties may be further adversely affected by the general economic climate, local economic conditions in which the Properties are located, such as oversupply of space or a reduction in demand for rental space, the attractiveness of the Properties to tenants, competition from other available space, the ability of the Company to provide for adequate maintenance and insurance and increased operating expenses. There is also the risk that as leases on the Properties expire, tenants will enter into new leases on terms that are less favorable to the Company. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., ADA and tax laws), interest rate levels and the availability of financing. In addition, real estate investments are relatively illiquid and, therefore, will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions.

Geographic Concentration; Dependence on California, Washington and Oregon Economics. Approximately 51%, 31%, 11% and 7% of Essex's rental revenues for the year ended December 31, 1995 were derived from Properties located in the Northern California Area, the Seattle Metropolitan Area, southern California and the Portland Metropolitan Area (and Eugene, Oregon), respectively. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently, has an impact on the income from the Properties and their underlying values. The financial results of major local employers may have an impact on the cash flow and value of certain of the Properties.

Risks of Acquisition and Development Activities. Essex intends to actively continue to acquire multifamily residential properties. Acquisitions of such properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. In addition, there are general real estate investment risks associated with any new real estate investment.

Essex has one multifamily residential property development project in progress as of December 31, 1995 and may pursue other projects. Any future projects generally require various governmental and other approvals, the receipt of which cannot be assured. The Company's development activities will entail certain risks, including the expenditure of funds on and devotion of management's time to projects which may not come to fruition; the risk that construction costs of a project may exceed original estimates, possibly making the project not economical; the risk that occupancy rates and rents at a completed project will be less than anticipated; and the risk that expenses at a completed development will be higher than anticipated. These risks may result in a development project adversely affecting Essex's results of operations.

Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in or from such property. Certain of such laws impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person and regardless of whether such person selected the disposal or treatment facility. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and damages for injuries to persons and property. In addition, certain environmental laws impose liability for release of asbestos-containing materials ("ACMs"), and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs.

All of the Properties have been subjected to preliminary environmental assessments, including a review of historical and public data ("Phase I assessments"), by independent environmental consultants. Phase I assessments generally consist of an investigation of environmental conditions at the Property, including a preliminary investigation of the site, an identification of publicly known conditions concurring properties in the vicinity of the site, an investigation as to the presence of polychlorinated biphenyls ("PCBs"), ACMs and above-ground and underground storage tanks presently or formerly at the sites, and preparation and issuance of written reports. As a result of information collected in the Phase I assessments, certain of the Properties were subjected to additional environmental investigations, including, in a few cases, soil sampling or ground water analysis to further evaluate the environmental conditions of those Properties.

The environmental studies revealed the presence of groundwater contamination on three of the Properties. Two of such properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and the third property was occupied previously by an industrial user that was identified as the source of contamination. The environmental studies noted that five of the Properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that at two Properties contamination existed because of the presence of underground fuel storage tanks which have been removed. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these ten Properties would not have a material adverse effect on the Company's financial condition or result of operations.

With one exception, the Company has no indemnification agreements from third parties for potential environmental clean-up costs at one of their properties. No assurance can be given that existing environmental studies with respect to any of the

Properties reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the Properties.

Uninsured Losses. All of the Properties are located in areas that are subject to earthquake activity, including 15 Properties in California, 10 Properties in Washington and 5 Properties in Oregon. Essex has obtained earthquake insurance for all the Properties. The existing earthquake insurance covers losses, subject to an aggregate limitation of $4.0 million, losses of up to $2.5 million for each multifamily residential Property subject to a 10% deductible. Properties may selectively be excluded from being covered by earthquake insurance based on management's evaluation of the following factors: (i) the availability of coverage on terms acceptable to Essex, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. Accordingly, despite earthquake coverage on all of its Properties, should a property sustain damage as a result of an earthquake, Essex may incur losses due to deductibles, co-payments or losses in excess of applicable insurance, if any.

Although the Company carries certain insurance for non-earthquake damages to its properties and liability insurance, Essex may still incur losses due to deductibles, co-payments or losses in excess of applicable insurance.

Financing Policy. Essex has adopted a policy of maintaining a Debt-to-Total-Market-Capitalization ratio of less than 50%. Debt-to-Total-Market capitalization is the ratio of the total property indebtedness to the sum of (i) the aggregate market value of the outstanding shares of common stock (based on the greater of current market price or the gross proceeds per share from public offerings of its shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of stock and (ii) the total property indebtedness. Based on this calculation, Essex's Debt-to-Total-Market-Capitalization ratio was 49.4% as of December 31, 1995.

The organizational documents of Essex and the Operating Partnership do not limit the amount or percentage of indebtedness that they may incur. Essex may from time to time modify its debt policy in light of then current economic conditions, relative costs of debt and equity securities, fluctuations in the fair market price of the Common Stock, growth and acquisition opportunities and other factors. Accordingly, Essex may increase its Debt-to-Total-Market-Capitalization ratio beyond the limits described above. If the Board of Directors determines that additional funding is required, Essex or the Operating Partnership may raise such funds through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the Code concerning taxability of undistributed real estate investment trust income), or a combination of these methods.

Debt Financing; Uncertainty of Ability to Refinance Balloon Payments. The Company is subject to the risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, that the Company will not be able to refinance existing indebtedness on the encumbered Properties or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. As of December 31, 1995, the Company had outstanding approximately $155 million of indebtedness that is secured by the Properties.

The Company is not expected to have sufficient cash flow from operations to make all of the balloon payments of principal when due under its mortgage indebtedness and lines of credit, which are an aggregate of approximately $155 million. Such mortgage indebtedness and lines of credit have the following scheduled maturity dates: 1996-$20.9 million; 1997-$3.2 million; 1998-$3.2 million; 1999-$18.6 million; 2000-$5.2 million; 2001 and thereafter-$105.4 million. As a result, the Company will be subject to risks that it will not be able to refinance such mortgage indebtedness and the mortgaged properties could be foreclosed upon by or otherwise transferred to the mortgagee with a consequent loss of income and asset value to the Company, or, that the indebtedness, if any, refinanced will have higher interest rates. An inability to make such payments when due could cause the mortgage lender to foreclose on the Properties securing the mortgage, which would have a material adverse effect on the Company.

Debt Financing; Risk of Rising Interest Rates. As of December 31, 1995, the Company had approximately $78.3 million of variable rate mortgage indebtedness, which bears interest at a floating rate tied to either (i) the London InterBank Offered Rates ("LIBOR"), (ii) the rate of short-term tax exempt securities or
(iii) the 11th District Cost of Funds. Although approximately $18.6 million of such variable rate indebtedness is subject to an interest rate swap agreement which may reduce the risks associated with fluctuations in interest rates, an increase in interest rates will have an adverse effect on the Company's net income and Funds from Operations.

ITEM 2. PROPERTIES

Portfolio Overview

Essex's property portfolio (including partial ownership interests) consists of the following 30 Properties: (i) 23 multifamily residential Properties containing 4,868 apartment units, (ii) six neighborhood shopping centers containing approximately 351,000 rentable square feet of space and (iii) an office building housing Essex's headquarters, with approximately 45,000 rentable square feet of space. The Properties are located in California, Washington, and Oregon. Essex's multifamily residential Properties accounted for approximately 89% of Essex's rental revenues for the year ended December 31, 1995. The 23 multifamily residential Properties had an average occupancy rate (based on financial occupancy) during the year ended December 31, 1995 of approximately 97%. As of December 31, 1995, the six retail Properties had an occupancy rate (based on leased and occupied square footage) of approximately 93%, and the Headquarters Building had an occupancy rate (based on leased and occupied square footage) of 100%.

For the year ended December 31, 1995, none of the Company's properties had book values equal to 10% or more of total assets or gross revenues equal to 10% or more of aggregate gross revenues.

The Location and Type of the Company's Properties

                                  NUMBER OF                                                    OCCUPANCY     RENTAL   PERCENTAGE OF
PROPERTY  TYPE                   PROPERTIES    LOCATION                            SIZE          RATE       REVENUE    PORTFOLIO(1)
- --------------                   ----------    --------                            ----          ----       -------    ------------
Multifamily Residential Properties
                                     11        San Francisco South Bay            2,311 units     98%       $18,922        45%
                                      9        Seattle, Washington                1,883 units     96%        12,980        31%
                                      1        Sacramento Metropolitan Area          92 units     95%           592         1%
                                      2        Southern California                  582 units     95%         4,597        11%
                                    ---                                           -----------                             ---

     Subtotal                        23                                           4,868 units                              89%

Commercial Properties

Neighborhood Shopping Center          5        Portland Metropolitan Area       302,706 sq. ft.   93%         2,527         6%
                                      1        Eugene, Oregon                    49,420 sq. ft.   98%           454         1%
                                    ---

     Subtotal                         6

    Headquarters Building             1        San Francisco South Bay           44,827 sq. Ft.  100%         1,649         4%
                                    ---                                                                     -------       ---

        TOTAL                        30                                                                     $41,640       100%
                                     ==                                                                     =======       ===

    (1) Based upon rental revenues for the year ended December 31, 1995.

Multifamily Residential Properties

Essex has ownership interests in 23 multifamily residential apartment communities containing 4,868 units. The majority of these Properties are suburban garden apartments and townhomes comprising multiple clusters of two- and three-story buildings situated on three to 15 acres of land. The multifamily Properties have on average 211 units, with a mix of studio, one-, two- and some three-bedroom units. A wide variety of amenities is available at each apartment community, including swimming pools, clubhouses, covered parking, and cable television. Many Properties offer additional amenities, such as fitness centers, volleyball and playground areas, tennis courts and wood-burning fireplaces.

Most of Essex's apartment communities are designed for and marketed to working people in white-collar or technical professions. Essex selects, trains and supervises a full team of on-site service and maintenance personnel. Essex believes that its customer-service approach enhances its ability to retain tenants and that its multifamily residential Properties were well-built and have been well-maintained.

At December 31, 1995 one of Essex's rental properties in Northern California with a carrying amount of $7,321,000 was held for sale.

Neighborhood Shopping Centers and Headquarters Building

Five of Essex's six neighborhood shopping centers are in the Portland Metropolitan Area and the remaining property is located in Eugene, Oregon. These neighborhood shopping centers contain an aggregate of approximately 351,000 rentable square feet of space and, as of December 31, 1995, had an occupancy rate (based on leased and occupied square footage) of approximately 93%. These Properties are located in several sub-markets in Portland and Eugene. The tenants include a mix of national, regional and local retailers. Essex acquired the neighborhood shopping centers as a portfolio in 1990 and since that time has implemented an expansion, renovation and re-leasing program. Essex is evaluating the potential disposition of one or more of these retail properties.

Essex also owns a prepaid ground leasehold interest in the office building that houses its corporate headquarters. Essex acquired this Property in 1986 and redeveloped it in 1988. The Headquarters Building has approximately 45,000 rentable square feet of space and is a multi-tenant, one-story office building, located in the Stanford Research Park in Palo Alto, California. Essex occupies approximately 6,000 square feet of the Headquarters Building, The Marcus & Millichap Company occupies approximately 16,000 square feet and the remaining two tenants occupy approximately 23,000 square feet. The land on which the Headquarters Building is located is owned by Stanford University, and Essex owns a ground leasehold interest in the building and underlying land. The ground lease for the Headquarters Building is prepaid until its expiration in 2054, and, unless the lease is extended, the land, together with all improvements thereon, will revert to Stanford University in 2054.

The following table describes Essex's Properties.

                  PROPERTY                   NUMBER OF          TOTAL RENTABLE          YEAR             YEAR           OWNERSHIP
                NAME/LOCATION               UNITS/TENANTS       SQUARE FOOTAGE         COMPLETED        ACQUIRED         INTEREST(1)
                -------------               -------------       ---------------        ---------        --------         -----------
                  MULTIFAMILY RESIDENTIAL
                    PROPERTIES
                  The Apple                     200 Units          146,296                1971             1982              100%
                    Fremont, CA
                  Countrywood                   137                 93,495                1970             1988              100%
                    Fremont, CA
                  Marina Cove                   292                250,294                1974             1994              100%
                    Santa Clara, CA
                  Oak Pointe                    390                294,180                1973             1988              100%
                    Sunnyvale, CA
                  Pathways                      296                197,720                1975             1991             69.3%
                    Long Beach, CA
                  Plumtree                      140                113,260                1975             1994              100%
                      Santa Clara, CA
                  Summerhill Commons            184                139,012                1987             1987              100%
                      Newark, CA
                  Summerhill Park               100                 78,584                1988             1988              100%
                    Sunnyvale, CA
                  Viareggio                     116                 89,615                1988             1988              100%
                    San Jose, CA
                  Villa Rio Vista               286                242,410                1968             1985              100%
                    Anaheim, CA
                  Windsor Ridge                 216                161,892                1989             1989              100%
                    Sunnyvale, CA
                  Foothill Commons              360                288,317                1978             1990              100%
                    Bellevue, WA
                  Westbridge                     92                104,560                1983             1994              100%
                    Yuba City, CA
                  Palisades                     192                159,792                1969             1990              100%
                    Bellevue, WA
                  Wharfside Pointe              142                119,290                1990             1994              100%
                    Seattle, WA
                  Woodland Commons              236                172,316                1978             1990              100%
                    Bellevue, WA
                  Santa Fe Ridge                240                262,340                1993             1994              100%
                    Silverdale, WA

                  PROPERTY                   NUMBER OF          TOTAL RENTABLE           YEAR           YEAR          OWNERSHIP
                NAME/LOCATION               UNITS/TENANTS       SQUARE FOOTAGE         COMPLETED      ACQUIRED        INTEREST(1)
                -------------               -------------       ---------------        ---------      --------        -----------
                  Inglenook Court                224               183,624                1985          1994            100%
                    Bothell. WA
                  Emerald Ridge                  180               144,036                1987          1994            100%
                   Bellevue, WA
                 Sammamish View                  153               133,590                1986          1994            100%
                   Bellevue, WA
                 Wandering Creek                 156               124,516                1986          1995            100%
                   Kent, WA

                 PARTIALLY OWNED PROPERTIES
                 The Shores                      348               275,888                1988          1995             45%(3)
                   San Ramon, CA
                 Bristol Commons                 188               142,668                1989          1995             45%(3)
                   Sunnyvale, CA

                                                ------------     ---------
                 Subtotal                       4868 Units       3,917,695
                                                ------------     ---------

                 NEIGHBORHOOD SHOPPING CENTERS

                 Canby Square                     10 Tenants       102,565                1976          1990            100%
                   Canby, OR
                 Cedar Mill Place                 12                28,392                1975          1990            100%
                   Portland, OR
                 Powell Villa Center              10                63,645                1959          1990            100%
                   Portland, OR
                 Riviera Plaza                    13                48,420                1961          1990            100%
                   Eugene, OR
                 Wichita Towne Center              5                38,324                1978          1990            100%
                   Milwaukie, OR
                 Garrison Square                  14                69,780                1962          1990            100%
                   Vancouver, WA
                                                ------------     ---------
                 Subtotal                         64 tenants       351,126
                                                ------------     ---------

                 OFFICE PROPERTY
                 Headquarters Building             3 tenants        44,827                1988(2)       1986            100%
                   Palo Alto, CA
                 30 TOTAL PROPERTIES:                            4,313,648
                                                                 =========

                       (1) For information relating to the encumbrances of the individual Properties, see pages F-25 and F-26 of the Notes to Consolidated Financial Statements.

                       (2) Represents the completion date for a major renovation.

                       (3) Actual cash flow received may be more or less than these percentages.

ITEM 3. LEGAL PROCEEDINGS

Neither Essex nor any of the Properties is presently subject to any material litigation nor, to Essex's knowledge, is there any material litigation threatened against Essex or the Properties. The Properties are subject to certain routine litigation and administrative proceedings arising in the ordinary course of business, which, taken together, are not expected to have a material adverse impact on Essex.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the quarter ended December 31, 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of the Company's common stock are traded on the New York Stock Exchange ("NYSE") under the symbol ESS.

Market Information

The Company's common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock for the quarters from the Company's inception are as follows:

             Quarter Ended               High             Low          Close
             -------------               ----             ---          -----
             December 31, 1995          $19.500        $17.250        $19.250
             September 30, 1995         $18.250        $16.750        $17.500
             June 30, 1995              $18.125        $15.750        $18.125
             March 31, 1995             $16.875        $15.3875       $15.875
             December 31, 1994          $18.000        $14.625        $15.125
             September 30, 1994         $19.000        $17.125        $18.000
             June 30, 1994              $19.625        $17.250        $17.675

             The closing price as of March 28, 1996 was $20.000.

Holders

The approximate number of holders of record of the shares of the Company's common stock was 83 as of February 29, 1996. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of cash dividend that exceeds earnings and profits is a return of capital. The return of capital is generated due to the deduction of noncash expenses, primarily depreciation, in the determination of earnings and profits. The status of the cash dividends distributed for the years ended December 31, 1995 and 1994 for tax purposes is as follows:

                                                         1995          1994
                                                       ------        ------
                         Taxable portion                69.00%        68.00%
                         Return of capital              31.00%        32.00%
                                                       ------        ------

                                                       100.00%       100.00%
                                                       ======        ======

Dividends and Distributions

Since its initial public offering, the Company has paid regular quarterly dividends to its stockholders. From inception, the Company paid the following dividends: July 15, 1994, $.08; October 17, 1994, $.4175; January 15, 1995,
$.4175; April 17, 1995, $.4175; July 17, 1995, $.4175; October 16, 1995, $.425;
and January 16, 1996, $.425. Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds from operations of the company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. There are currently no restrictions on the Company's present or future ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth selected summary financial and operating information (i) for Essex from June 13, 1994 (completion of Essex's initial public offering (the "Offering")) through December 31, 1995, (ii) on a pro forma basis for Essex for the year ended December 31, 1994 and (iii) on a historical combined basis for the 20 Properties in which the original limited partners in the Operating Partnership previously held ownership interests, combined with the financial and operating information of EPC. For the years ended December 31, 1993 and for earlier periods, the historical combined financial information does not include financial information relating to the properties acquired subsequent to June 13, 1994. The unaudited pro forma financial and operating information for the year ended December 31, 1994 is based on the ownership and operation of the 23 Properties owned of the time of the Offering (including the properties acquired as of the Offering) combined with the financial and operating information of EPC and is presented as if the following had occurred on January 1, 1994: (i) the Offering was completed, (ii) Essex qualified as a REIT, (iii) Essex used the net proceeds from the Offering and concurrent debt placement to fund a series of asset acquisitions and mortgage repayments as outlined in the prospectus for the Offering, and (iv) Essex Management Corporation was formed and certain property and asset management contracts were assigned to it.

The pro forma financial and operating information should not be considered indicative of actual results that would have been achieved had the transactions occurred on the dates or for the periods indicated and do not purport to indicate results of operations as of any future date or for any future period. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and with all of he financial statements and notes thereto included in this report.

              ESSEX PROPERTY TRUST, INC. CONSOLIDATED ("ESSEX") AND
                   ESSEX PARTNERS PROPERTIES COMBINED ("EPP")
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Essex             Essex                     For the years ended December 31,
                                                               ---------------------------------------------------------------------
                                                                                          Historical
                                                               ---------------------------------------------------------------------
                                 Year Ended    June 13, 1994-  Pro Forma      Jan. 1, 1994-
                                Dec. 31, 1995   Dec. 31, 1994  1994(5)     June 12, 1994 (EPP)  1993 (EPP)   1992 (EPP)   1991 (EPP
                                -------------  --------------  ---------   -------------------  ----------   ----------   ---------
OPERATING DATA:
Revenues                            $43,940        $20,413      $35,993        $14,811            $30,429      $28,088      $27,829
Net Income (loss) before
     minority interest and
     provision for income
     taxes                          $14,090         $4,397       $8,235           $332               $387      ($2,344)     ($3,582)
Net Income (loss) after
     minority interest              $10,604         $3,266       $6,380           $152               ($33)     ($2,313)     ($3,533)
Net Income per share after
     minority interest (1)            $1.69          $0.52        $1.02
     Common Stock
     outstanding
     (in thousands)                   6,275          6,275        6,275

                                                                                   Historical, as of December 31
                                                                ---------------------------------------------------------------
                                                                 Essex        Essex
                                                                 1995         1994      1993 (EPP)     1992 (EPP)    1991 (EPP)
                                                                 ----         ----      ----------     ----------    ----------
BALANCE SHEET DATA:
Investment in real estate
     (before accumulated
     depreciation)                                              $284,358    $282,344     $186,447     $183,898       $182,037
Net investment in real
     estate                                                      244,077     248,232      158,873      161,808        165,197
Total Assets                                                     273,660     269,065      171,287      172,450        172,644
Total property indebtedness (net or
     depreciation)                                               154,524     150,019      151,301      153,287        154,360
Stockholders' equity                                              84,729      84,699        7,772        8,844         10,889

                                   Essex             Essex                     For the years ended December 31,
                                                              ---------------------------------------------------------------------
                                                                                         Historical
                                                              ---------------------------------------------------------------------
                                Year Ended    June 13, 1994-  Pro Forma      Jan. 1, 1994-
                               Dec. 31, 1995   Dec. 31, 1994  1994(5)     June 12, 1994 (EPP)  1993 (EPP)   1992 (EPP)   1991 (EPP
                               -------------  --------------  ---------   -------------------  ----------   ----------   ---------
OPERATING DATA:
Funds from Operations (2)          $17,475           $8,947      $16,232
Funds from Operations
     applicable to Essex's
     stockholders (77.2%)          $13,491           $6,906      $12,528
Net cash provided by
     operating activities          $16,595          $12,100                       $4,989           $5,046       $1,226         $126
Net cash used in investing
     activities                    $(4,962)        $(94,751)                     $(1,796)         $(2,549)     $(1,861)     $(5,889)
Net cash (used in)
     provided by financing
     activities                   $(10,061)         $82,213                      $(5,375)           $(441)      $1,295       $2,726
Net increase (decrease) in
     cash and cash
     equivalents                    $1,572            $(438)                     $(2,182)          $2,056         $660      $(3,037)
Total multifamily
     residential units (at
     end of period)                  4,868            4,410        4,410           2,957            2,817        2,817        2,817
Total rentable square feet
     of retail properties
     and Headquarters
     Building (3)                  395,953          395,953      395,953         395,953          395,953      377,702      377,702
Total properties (at end
     of period)                         30               29           29              21               20           20           20
Multifamily residential
     property occupancy
     rate (4)                           97%              96%          96%             95%              95%          95%          95%
Retail properties and
     Headquarters Building
     occupancy rate (4)                 94%              86%          86%             88%              92%          88%          87%

- --------------

(1) Per share amounts are presented only for the year ended December 31, 1995, the period from June 13, 1994 to December 31, 1994 and the pro forma 1994 period and are based upon respective amounts divided by 6,275,000 shares.

(2) Industry analysts generally consider Funds from Operations to be an appropriate measure of the performance of an equity REIT. Funds from Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, if any. Adjustments for unconsolidated partnerships and joint ventures, if any, will be calculated to reflect Funds from Operations on the same basis. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because it provides investors with an additional basis to evaluate the performance of a REIT. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of Funds from Operations. The Company intends to adopt the revised NAREIT definition of Funds from Operations in 1996 and will report future earnings in accordance with the revised definition . The revised definition does not include, among other items, the amortization of deferred financing costs as an adjustment to net income. Based on the revised NAREIT definition of Funds from Operations, the Company's Funds from Operations for 1995 would have been $16,120,000. For information regarding Funds from Operations for other periods based on the revised NAREIT definition, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Funds from Operations."

(3)  Square footage amounts are approximate.

(4) For multifamily residential Properties, occupancy rates for each year are based on average annual financial occupancy. For retail Properties and the Headquarters Building, occupancy rates are based on leased and occupied square footage as of December 31 of each year.

(5) The unaudited pro forma financial and operating information for the year ended December 31, 1994 is based on the ownership and operation of the 23 Properties owned at the time of the Offering (including the properties acquired as of the Offering) combined with the financial and operating information of EPC and is presented as if the following had occurred on January 1, 1994: (i) the Offering was completed, (ii) Essex qualified as a REIT, (iii) Essex used the net proceeds from the Offering and concurrent debt placement to fund a series of asset acquisitions and mortgage repayments as outlined in the prospectus for the Offering and (iv) Essex Management Corporation was formed and certain property and asset management contracts were assigned to it. Pro Forma net cash flows for operating, investing and financing activities have been omitted because of the subjectivity involved in the assumptions required for related balance sheet structure and because of the presence of disclosure of actual cash flow information for 1994 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the year ended December 31, 1995 and for the period from June 13, 1994 (commencement of operations) through December 31, 1994, and the combined financial statements of Essex Partners Properties ("EPP") for the period from January 1, 1994 through June 12, 1994 and for the year ended December 31, 1993. The combined financial statements of EPP combine the balance sheet data and results of operations of Essex Property Corporation ("EPC") and of various limited partnerships. EPP is considered the predecessor entity to Essex and the combined financial statements are presented for comparative purposes. The following discussion also compares Essex's activities for the year ended December 31, 1995, with the activities for the year ended December 31, 1994 which include a summation of Essex's and EPP's results of operations. The discussion also compares the activities for the year ended December 31, 1994 with EPP's results of operations for the year ended December 31, 1993.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all the assets of Essex are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner and as of December 31, 1995 and 1994, owned a 77.2% general partnership interest in the Operating Partnership. The Company qualifies as a REIT for Federal income tax purposes.

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

GENERAL BACKGROUND

Essex's revenues are generated primarily from multifamily residential and commercial property operations, which accounted for 95%, 91% and 87% of its revenues for the years ended December 31, 1995, December 31, 1994 and December 31, 1993, respectively. Essex's properties are located in California, Oregon and Washington. Occupancy levels for Essex's multifamily residential properties in these markets have generally remained high (averaging approximately 95% over the last five years).

Essex qualifies as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ending December 31, 1994. In order to maintain compliance with REIT tax rules, Essex provides fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of Essex own 100% of EMC's 1,000 shares of common stock. Essex has been actively engaged in the business of acquiring and managing portfolios of non-performing assets along with institutional investors. Asset management services resulting from these portfolios are provided by EMC, typically for the term that is required to acquire, reposition and dispose of the portfolio. Asset management agreements usually provide for a base management fee calculated as a percentage of the gross asset value of the portfolio under management, and an incentive fee based upon the over all financial performance of the portfolio. Accordingly, the fees earned as a result of these contracts fluctuate as assets are acquired and disposed. In general, Essex believes, however, that few opportunities to acquire portfolios of non-performing assets will be available in the near future.

Essex utilized the net proceeds of its initial public offering (the "IPO") to acquire two multifamily properties for an aggregate of $31,180,000 and to reduce its outstanding mortgage debt by $60,205,000. A third property, Plumtree Apartments, had been acquired by EPC in February 1994 and was transferred to the Operating Partnership upon the completion of the IPO. Subsequent to the Offering, seven multifamily properties were acquired for an aggregate of approximately $58,325,000. One of these seven properties has been subsequently sold. As a result, revenues and operating expenses have generally increased.

Average financial occupancy rates for the year ended December 31, 1995 for multifamily properties were as follows:

     Northern California           98%
     Seattle, Washington           96%
     Southern California           95%

The commercial properties were 94% occupied (based on square footage) as of December 31, 1995.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

Total Revenues increased by $8,716,000 or 24.8% to $43,940,000 in 1995 from $35,224,000 in 1994. Rental revenue increased by $9,399,000 or 29.2% to
$41,640,000 in 1995 from $32,241,000 in 1994. Rental revenue from the Northern California and Seattle multifamily residential Properties increased by $8,918,000 or 37.8% to $32,494,000 in 1995 from $23,576,000 in 1994.
Approximately $8,269,000 of the increase in rental revenue was attributable to the properties which were acquired by Essex concurrent with and after the IPO in 1994 and 1995. Rental revenue increased by $206,000 or 4.7% during 1995 for the two Properties located in Southern California. Commercial property rental revenue increased by $149,000 or 3.3% during 1995.

On May 31, 1995 and November 8, 1995 the Company sold Loma Verde and Pacifica Park, respectively. The net all cash sales price of the two properties was $12,147,000. The net book value of these assets were $6,134,000 resulting in a gain on sales of real estate of $6,013,000.

Total Expenses increased by $5,214,000 or approximately 17.1% to $35,709,000 in 1995 from $30,495,000 in 1994. Interest expense increased by $700,000 or 6.8% to $10,928,000 in 1995 from $10,228,000 in 1994. Such interest expense increase was primarily due to the acquisition of additional multifamily Properties.

Property operating expenses, which include maintenance and repairs, real estate taxes, advertising, utilities, and on-site administrative expenses, increased by $2,885,000 or 26.9% to $13,604,000 in 1995 from $10,719,000 in 1994. Of such increase, $2,793,000 is attributable to properties acquired concurrent with and after the IPO in 1994 and 1995.

Property and asset management expenses relate to (i) the cost of managing properties in which certain directors and officers of the Company and their affiliates hold a minimal economic interest and (ii) the cost of managing portfolios of real estate and non-performing mortgages. No such expenses were incurred in the periods following the completion of the IPO. Property and asset management expenses of $974,000 were incurred prior to the completion of the IPO. Such expenses are no longer incurred due to the establishment of EMC in connection with the IPO (the financial results of which are not consolidated with Essex's financial statements), which has borne all property and asset management costs since June 13, 1994.

General and administrative expenses represents the cost of Essex's various acquisition and administrative departments, as well as, partnership, administration and non-operating expenses. Such expenses increased by $764,000 due primarily to reduced allocations of Essex's expenses to EMC of approximately $500,000 and the accrual of incentive compensation related to achieving certain performance benchmarks. Other expenses represent an allocation to Essex of costs incurred prior to the completion of the IPO by The Marcus & Millichap Company for executive management, incentive compensation, audit and tax services and other matters; such expenses have not been borne by Essex since the completion of the IPO.

Net income after minority interest increased by $7,186,000 to $10,604,000 in 1995 from $3,418,000 in 1994. The increase in net income after minority interest was primarily due to $6,013,000 gains from the sale of two Properties and operations from Properties acquired concurrent with and after the IPO in 1994 and 1995.

Comparison of Year Ended December 31, 1994 to Year Ended December 31, 1993

Total Revenues increased by $4,795,000 or 15.8% to $35,224,000 in 1994 from $30,429,000 in 1993. Rental revenue increased by $5,732,000 or 21.6% to
$32,241,000 in 1994 from $26,509,000 in 1993. Approximately $5,003,000 of the increase in rental revenue was attributable to the properties acquired in 1994. Rental revenue from the San Francisco South Bay and Seattle multifamily residential Properties increased by $398,000 to $18,681,000 in 1994 from $18,283,000 in 1993. Rental revenue decreased by $130,000 during 1994 for the two Properties located in southern California. Commercial property rental revenue increased $461,000 generally as a result of increased leasing activity.

Property and asset management revenues decreased by $1,483,000 or 45.2% to $1,794,000 in 1994 from $3,277,000 in 1993 due to the transfer of such activities to EMC upon completion of the IPO. Since the completion of the IPO, property and asset management services are being provided by EMC, whose results are not consolidated with the results of Essex. EMC receives an allocation of Essex's expenses, based on the time and overhead related to those activities.

Total Expenses increased by $453,000 or approximately 1.5% to $30,495,000 in 1994 from $30,042,000 in 1993. Interest expense decreased by $1,647,000 or 14.1%
to $10,228,000 in 1994 from $11,902,000 in 1993. Such interest expense decrease was primarily due to the net reduction of outstanding mortgage debt that was paid with the proceeds of the IPO and the two mortgage loans closed in connection with the IPO. In addition, Essex obtained six mortgage loans after the IPO related to acquisitions activity.

Property operating expenses, which include maintenance and repairs, real estate taxes, advertising, utilities and on-site administrative expenses, increased by $1,371,000 or 14.7% to $10,719,000 in 1994 from $9,348,000 in 1993. The component of the increase related to properties acquired at or following the completion of the IPO was $1,700,000 which are partially offset by a reduction in management costs of $545,000.

Property and asset management expenses relate to (i) the cost of managing properties in which certain directors and officers of the company and their affiliates hold a minimal economic interest and (ii) the cost of managing portfolios of real estate and non-performing mortgages. Such expenses decreased by $422,000 in 1994 or 30.2% to $974,000 in 1994 from $1,396,000 in 1993. Such decreases were primarily a result of the establishment of EMC in connection with the IPO (the financial results of which are not consolidated with Essex's financial statements), which has borne all property and asset management costs since June 13, 1994.

General and administrative expenses represent the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $75,000 in 1994 compared to 1993. Other expenses represent an allocation to Essex costs incurred prior to the completion of the IPO by The Marcus & Millichap Company for executive management, incentive compensation, audit and tax services and other matters; since expenses have not been borne by Essex since the completion of the IPO.

Net income after minority increased by $3,451,000 to $3,418,000 in 1994 from $(33,000) in 1993. The increase in net income was largely the result of increases in rental revenue and decreased interest costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, Essex had $3,983,000 in cash and cash equivalents, which management believes should be sufficient to meet its immediate operating cash requirements. Essex has credit facilities in the committed amount of approximately $23,000,000. At December 31, 1995 Essex had $18,463,000 outstanding on its lines of credit, with interest rates generally ranging from 7.6% to 8.2%.

Essex's cash balance increased $1,572,000 from $2,411,000 as of December 31, 1994 to $3,983,000 as of December 31, 1995. This increase in cash was the result of $16,595,000 of cash provided by operating activities, reduced by $4,962,000 of cash used in investing activities and $10,061,000 of cash used in financing activities. The $4,962,000 of net cash used by investing activities was the result of $9,516,000 used to purchase a rental property and $7,426,000 used to invest in corporations and joint ventures, which were offset by $12,147,000 of proceeds of the sales of two rental properties. The $10,061,000 of net cash used by financing activities was the result of $13,636,000 of dividends/distribution paid, partially offset by $4,505,000 of net proceeds in excess of repayments of mortgage and other notes payable and lines of credit.

As of December 31, 1995, the combined outstanding indebtedness under mortgages and lines of credit consisted of $94,850,000 in fixed rate debt, (such component includes variable rate indebtedness subject to interest rate swap agreements), $27,611,000 in debt based on the Federal Home Loan Bank's 11th District Cost of Funds index ("the 11th District Debt"), $17,432,000 of variable rate debt based on The London Interbank Offered Rates ("LIBOR"), $13,600,000 of debt represented by tax exempt variable rate demand bonds and $1,031,000 in debt based on the prime lending rate. Essex's 11th District Debt is subject to maximum annual payment adjustments of 7.5% and a maximum interest rate during the term of the loans of 13%.

In June 1994, Essex entered into a five-year interest rate protection agreement covering mortgage notes payable with aggregate balances of $24,133,000 as of December 31, 1994. The agreements protected Essex from increases in the thirty-day LIBOR rate in excess of a 6.3125% cap rate on these mortgage notes. In May 1995, Essex sold this agreement and used the net proceeds to enter into an interest rate swap agreement extending through June 1999. The interest rate swap agreement fixes the thirty-day LIBOR rate at 5.79% for mortgage notes payable with aggregate balances of $18,580,000 as of December 31, 1995.

In connection with the IPO, Essex obtained a commitment from Northwestern Mutual Life ("NML") to provide up to $50 million in additional mortgage financing, subject to several requirements of NML including providing additional collateral satisfactory to NML. During 1995, in connection with the refinance of three properties, Essex committed to utilize $20.2 million of this financing in a 7 year fixed rate loan with an interest rate of 7.5%. The refinance transaction closed subsequent to December 31, 1995. Essex believes it will incur approximately $175,000 in non-cash costs associated with the early retirement of this debt.

For the year ended December 31, 1995, non-revenue generating capital expenditures totaled approximately $1,424,000 or an annualized $329 per weighted average occupancy unit. These expenditure rates are higher than such capital expenditures per weighted average occupancy unit of $203 for the year ended December 31, 1994 due to the implementation of upgrade programs that may result in increased rental revenues. These expenditures do not include the improvements required in connection with Northwestern Mutual mortgage loans and renovation expenditures required pursuant to the requirements related to the tax-exempt variable rate demand bonds. Essex expects to incur in the range of approximately $1,450,000 or $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1996. Essex expects that cash from operations and/or the lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1996 and/or the funding thereof will not be materially different that of the Company's current expectations.

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

Essex expects to meet certain long-term liquidity requirements such as scheduled debt maturities (including balloon debt payments due in 1996 of approximately $20.9 million) and repayment of short-term financing of acquisition and development activities through the issuance of long-term secured and unsecured debt and offerings by Essex of additional equity securities (or limited partnership interests in the Operating Partnership).

Subsequent to December 31, 1995, Essex filed a shelf registration statement for up to $100 million of common stock, preferred stock, depository shares and warrants to purchase common and preferred stock. The shelf registration statement was filed on March 7, 1996 and, as of March 29, 1996, had not been declared effective by the Securities and Exchange Commission.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations an appropriate measure of performance of an equity REIT. Generally, Funds from Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT. Funds from Operations does not represent net income or cash flows from operations as defined by generally GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of Funds from Operations.

The National Association of Real Estate Investment Trusts ("NAREIT"), a leading industry trade group, has approved a revised definition of Funds from Operations, which provides that the amortization of deferred financing costs is no longer to be added back to net income to calculate Funds for Operations. NAREIT has suggested that REITs adopt this new definition beginning in 1996. The following table sets forth Essex's calculation of actual Funds from Operations for 1995 and 1994 and pro forma Funds for Operations for 1994.

                                      For the                                                               Proforma
                                       year                   For the quarter ended                         For the      6/13/94
                                      ended      -----------------------------------------------------     year ended     through
                                     12/31/95     12/31/95      9/30/95       6/30/95       3/31/95        12/31/94      12/31/94
                                    -----------  -----------  ------------- -----------  ------------    ------------ -------------
Income before minority interest     $14,090,000  $7,254,000     $2,142,000  $2,682,000    $2,012,000       $8,235,000    $4,397,000

Adjustments:
  Depreciation and amortization       8,007,000   1,999,000      2,037,000   2,000,000     1,973,000        7,059,000     4,030,000
  Adjustments for
   unconsolidated joint ventures        121,000      68,000         51,000           0             0                0             0
  Non-recurring items(1)
   Gains of the sales of real        (6,013,000) (5,224,000)             0    (789,000)            0                0             0
     estate
   Other non-recurring items            442,000     249,000         26,000     167,000             0                0             0
  Minority interest - Pathways         (527,000)   (155,000)      (123,000)   (129,000)     (120,000)        (457,000)     (260,000)
                                    -----------  ----------     ----------  ----------    ----------       ----------    ----------
  Funds from operations -
  NAREIT "revised definition"        16,120,000   4,191,000      4,133,000   3,931,000     3,865,000       14,837,000     8,167,000
  Amortization of deferred
  financing cost                      1,355,000     332,000        311,000     349,000       363,000        1,395,000       773,000
                                    -----------  ----------     ----------  ----------    ----------      -----------    ----------
  Funds from operations -
  NAREIT "prior definition"         $17,475,000  $4,523,000     $4,444,000  $4,280,000    $4,228,000      $16,232,000    $8,940,000
                                    ===========  ==========     ==========  ==========    ==========      ===========    ==========

  Number of Shares (2)                8,130,000   8,130,000      8,130,000   8,130,000     8,130,000        8,130,000     8,130,000

                                       For the quarter ended       6/13/94
                                     -------------------------     through
                                       12/31/94       9/30/94      6/30/94
                                     -----------   -----------    ---------
Income before minority interest        $1,810,000    $2,180,000    $407,000

Adjustments:
  Depreciation and amortization         2,056,000     1,649,000     325,000
  Adjustments for
   unconsolidated joint ventures                0             0           0
  Non-recurring items(1)
   Gains of the sales of real                   0             0           0
     estate
   Other non-recurring items                    0             0           0
  Minority interest - Pathways           (121,000)     (117,000)    (22,000)
                                       ----------    ----------    --------
  Funds from operations -
  NAREIT "revised definition"           3,745,000     3,712,000     710,000
  Amortization of deferred
  financing cost                          357,000       346,000      70,000
                                       ----------    ----------    --------
  Funds from operations -
  NAREIT "prior definition"            $4,102,000    $4,058,000    $780,000
                                       ==========    ==========    ========

  Number of Shares (2)                  8,130,000     8,130,000   8,130,000

(1) Other non-recurring items consist of $288,000 of loss from hedge termination and $154,000 of loss on the early extinguishment of debt. These non-recurring items are excluded from the Funds from Operations calculation since they are non-operational in nature, infrequent in occurrence and inclusion would distort the comparative measurement of the Company's performance over time.

(2) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership into shares of Essex's common stock.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board has issued Financial Accounting Standards (FAS) 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and FAS 123, "Accounting for Stock-Based Compensation."

Essex has adopted FAS 121 effective January 1, 1996, and believes that adoption will not have a material impact on Essex's 1996 financial statements. Essex will adopt the disclosure requirements of FAS 123 in 1996, but continue to account for its stock option plan under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," as permitted under FAS 123.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1996.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Consolidated Financial Statements and Report of KPMG Peat Marwick LLP, independent auditors                         Page
                                                                                                                         ----
          Independent Auditor's Report                                                                                   F-1

           Financial Statements:

           Balance Sheets:
             Essex Property Trust, Inc. Consolidated as of December 31, 1995 and December 31, 1994                       F-2

            Statements of Operations:
                   Essex Property Trust Inc., Consolidated the year ended
                   December 31, 1995, and for the period from June 13, 1994 to
                   December 31, 1994; Essex Partners
                   Properties Combined for periods prior to June 13, 1994                                                F-3

           Statements of Stockholder's Equity:
                    Essex Property Trust Inc. Consolidated Statements of Stockholder's Equity for the
                    year ended December 31, 1995, and for the period from June 13, 1994 to December 31, 1994;
                    Essex Partners Properties combined for periods prior to June 13, 1994                                F-4

           Statements of Cash Flows:

                    Essex Property Trust, Inc. Consolidated Statement of Cash Flow for the year ended
                    December 31, 1995 and for the period June 13, 1994 to December 31, 1994;
                    Essex Partners Properties Combined for period prior to June 13, 1994                                 F-5

           Notes to Consolidated Financial Statements                                                                    F-6

(b) Reports on Form 8-K - None
(c) Exhibits



Exhibit #               Document                                                                                        Page
- ---------               --------                                                                                        ----

3.1                     Articles of Incorporation of Essex Property Trust, Inc.                                          (1)

3.2                     Bylaws of Essex Property Trust, Inc.                                                             (1)

3.3                     Articles of Amendment of Essex, dated April 19, 1994.                                            (1)

3.4                     Articles of Amendment and Restatement of Essex, dated June 1, 1994.                              (1)

3.5                     Articles of Amendment and Restatement of Essex dated June 22, 1995, attached
                        as Exhibit 3.1 to Essex's 10Q as of June 30, 1995.                                               (5)

10.1                    Agreement of Limited Partnership for the Operating Partnership.                                  (1)

10.2                    Form of Essex Property Trust, Inc. 1994 Employee Stock Incentive Plan                            (1)

10.3                    Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock
                        Incentive Plan.                                                                                  (1)

10.4                    Form of the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan                         (1)

10.5                    Form of Non-Competition Agreement between Essex and each of Keith R. Guericke
                        and George M. Marcus.                                                                            (1)

10.6                    Contribution Agreement by and among Essex, the Operating Partnership and
                        the Limited Partners in the Operating Partnership.                                               (1)

10.7                    Form of Indemnification Agreement between Essex and its directors and officers.                  (1)

10.8                    Commitment Letter between Northwestern Mutual Life Insurance Company and
                        the Operating Partnership.                                                                       (1)

10.9                    Summary of terms letter dated April 27, 1994 for three credit facilities from Bank
                        of America to the Operating Partnership and Essex.                                               (1)

10.10                   Real Estate Purchase and Sale Agreement dated as of November 5, 1993 by and
                        between Seattle-First National Bank and EPC, as amended.                                         (1)

10.11                   Counter offer to Real Estate Purchase Agreement dated as of October 15, 1993 by and
                        between Plumtree Apartments, Ltd. and EPC, as amended.                                           (1)

10.12                   Form of Purchase Agreement between EPC and the Former Partners.                                  (1)

10.13                   Leasehold agreement between Houghton Mifflin Company and Stanford University
                        dated as of February 1, 1955, as amended.                                                        (1)

10.14                   Agreement by and among M&M, M&M REIBC and the Operating Partnership
                        and Essex regarding Stock Options.                                                               (1)

10.15                   Co-Brokerage Agreement by and among Essex, the Operating Partnership, M&M
                        REIBC and Essex Management Corporation.                                                          (1)

10.16                   General Partnership Agreement of Essex Washington Interest Partners.                             (1)

10.17                   Form of Office Lease between the Operating Partnership and the Marcus and
                        Millichap Company.                                                                               (1)

10.18                   Form of Management Agreement between the Operating Partnership and Essex
                        Management Corporation regarding the retail Properties.                                          (1)

10.19                   Form of Amended and Restated Agreement among Tenants-in-Common regarding
                        Pathways Property.                                                                               (1)

10.20                   Form of Promissory Note made by Gilroy Associates and San Pablo Medical
                        Investors in favor of the Operating Partnership.                                                 (1)


10.21                   Loan Agreement between Chaparral-Anaheim Investors--1985 and Security Pacific
                        National Bank, as amended.                                                                       (1)

10.22                   Promissory Note made by Summerhill Wolfe Associates in favor of Citibank.                        (1)

10.23                   Real Estate Purchase Agreement and Counter offer dated as of February 18, 1994
                        by and between Marina Cove Apartments and EPC.                                                   (1)

10.24                   Commitment letter dated May 12, 1994 between First Interstate Bank and the
                        Operating Partnership.                                                                           (1)

10.25                   Revised Exhibit A to Forms of Holdback Funding Agreements between
                        Northwestern Mutual Life Insurance Company and the Operating Partnership
                        and partnerships (in which the Operating Partnership is the general partner) that
                        own certain of the Washington Properties.                                                        (1)

10.26                   Form of Investor Rights Agreement between Essex and the Limited Partners of
                        the Operating Partnership.                                                                       (1)

10.27                   Assumption and Modification Agreement dated May 12, 1994 by and among Citibank,
                        Summerhill Wolfe Associates and the Operating Partnership                                        (1)

10.28                   Revolving credit agreement between Essex and First Interstate Bank,
                        attached as Exhibit 10.1 to Essex's 10Q as of June 30, 1994.                                     (2)

10.29                   Standing loan agreement between Essex and Bank of America for
                        $15,250,000, attached as Exhibit 10.2 to Essex's 10Q as of June 30, 1994.                        (2)

10.30                   Standing loan agreement between Essex and Bank of America for
                        $8,925,000, attached as Exhibit 10.3 to Essex's 10Q as of June 30, 1994.                         (2)

10.31                   Form of Promissory Note to be made by San Pablo Medical Investors, Ltd.
                        and Gilroy Associates in favor of the Operating Partnership and forms of
                        documents relating thereto.                                                                      (1)

10.32                   Promissory notes for $3,400,000, $10,000,000 and $42,000,000 evidencing amounts payable to Northwestern mutual Life Insurance Company, attached
                        as Exhibit 10.5 to Essex's 10Q as of June 30, 1994.                                              (2)

10.35                   Real Estate purchase agreement for Santa Fe Ridge Apartments.                                    (4)

10.36                   $12.58 million Promissory Note to World Savings and Loan Association.                            (4)

10.37                   $6.3 million Promissory Note to World Savings and Loan Association.                              (4)

10.38                   $6.7 million Promissory Note to World Savings and Loan Association.                              (4)

10.39                   $13.61 million Promissory Note secured by deeds of trust to Bank of America.                     (4)

10.40                   Revolving credit agreement between Essex and Bank of America, attached as
                        Exhibit 10.4 to Essex's 10Q as of June 30, 1994.                                                 (2)

10.41                   Interest rate protection agreement dated June 10, 1994, attached as Exhibit 10.6
                        to Essex's 10Q as of June 30, 1994.                                                              (2)

10.42                   Purchase agreement for Inglenook Court Apartments, Emerald Ridge Apartments
                        and Sammanish View Apartments, attached as an Exhibit to Form 8K dated
                        November 21, 1994.                                                                               (3)

12.1                    Schedule of Computation of Ratio of Earnings to Fixed Charges                                    (6)

21.1                    List of Subsidiaries of Essex Property Trust, Inc.                                               (1)

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994.

(2) Incorporated by reference to the Company's report on Form 10Q for the quarter ended June 30, 1994.

(3) Incorporated by reference to the Company's report on Form 8K filed as of November 21, 1994.

(4) Incorporated by reference to the identically number exhibit to the Company's report on Form 10K for the year ended December 31, 1994.

(5) Incorporated by reference to the Company's report on Form 10Q for the quarter ended June 30, 1995.

(6) Incorporated by reference to Exhibit 12.1 to the Company's Registration Statement on Form S-3 (File No. 333-2054).

                                    SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report or Form 10-K filed on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 3, 1996                      ESSEX PROPERTY TRUST, INC.




                                        By: /s/ Michael J. Schall
                                            ------------------------------------
                                            Michael J. Schall
                                            Executive Vice President and Chief
                                            Financial Officer

                          Independent Auditors' Report

The Board of Directors
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows of Essex Property Trust, Inc. for the year ended December 31, 1995, and the period June 13, 1994 through December 31, 1994 and of Essex Partners Properties (the Predecessor) for the period January 1, 1994 through June 12, 1994 and the year ended December 31, 1993. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of Real Estate and Accumulated Depreciation of Essex Property Trust, Inc. as of December 31, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the management of Essex Property Trust, Inc. and the Predecessor. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. as of December 31, 1995 and 1994, and the results of their operations and cash flows of Essex Property Trust, Inc. and the Predecessor for the years ending December 31, 1995 and 1993 and for the periods June 13, 1994 through December 31, 1994 and January 1, 1994 through June 12, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

San Francisco, California                   KPMG PEAT MARWICK LLP
February 7, 1996

                           ESSEX PROPERTY TRUST, INC.

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994

                             (Dollars in thousands)


         Assets                                                       1995            1994
         ------                                                       ----            ----
Real estate:
      Rental properties:
            Land and land improvements                              $ 61,738        $ 62,092
            Buildings and improvements                               222,620         220,252
                                                                    --------        --------
                                                                     284,358         282,344
      Less accumulated depreciation                                  (40,281)        (34,112)
                                                                    --------        --------
                                                                     244,077         248,232
      Investments                                                      8,656           1,138
                                                                    --------        --------

                                                                     252,733         249,370

Cash and cash equivalents                                              3,983           2,411
Notes and other related party receivables                              4,780           4,441
Notes and other receivables                                            5,130           5,254
Prepaid expenses and other assets                                      1,944           1,157
Deferred charges, net                                                  5,090           6,432
                                                                    --------        --------

                                                                    $273,660        $269,065
                                                                    ========        ========
      Liabilities and Stockholders' Equity

Mortgage notes payable                                               136,061         135,019
Lines of credit                                                       18,463          15,000
Accounts payable and accrued liabilities                               2,964           3,037
Dividends payable                                                      3,455           3,394
Other liabilities                                                      1,565           1,368
                                                                    --------        --------

                        Total liabilities                            162,508         157,818
Minority interest                                                     26,423          26,548
Stockholders' equity:
      Common stock, $.0001 par value, 670,000,000 shares
          authorized, 6,275,000 shares issued and outstanding              1               1
      Additional paid-in capital                                     112,070         112,070
      Accumulated deficit                                            (27,342)        (27,372)
                                                                    --------        --------

                        Total stockholders' equity                    84,729          84,699
                                                                    --------        --------

                                                                    $273,660        $269,065
                                                                    ========        ========

See accompanying notes to consolidated financial statements.

                           ESSEX PROPERTY TRUST, INC.

                      Consolidated Statements of Operations

                (Dollars in thousands, except per share amounts)



                                                                            Essex Property Trust, Inc.    Essex Partners Properties
                                                                            --------------------------    -------------------------
                                                                                            June 13,      January 1,
                                                                            Year ended        to            to           Year ended
                                                                            December 31,  December 31,    June 12,      December 31,
                                                                              1995           1994          1994            1993
                                                                              ----           ----          ----            ----
Revenues:
   Rental                                                                   $41,640        $19,499        $12,742        $26,509
   Property and asset management                                                 --             --          1,794          3,277
   Interest and other income                                                  2,300            914            275            643
                                                                            -------        -------        -------        -------

                                                                             43,940         20,413         14,811         30,429
                                                                            -------        -------        -------        -------

Expenses:
   Property operating expenses:
      Maintenance and repairs                                                 3,811          1,725          1,108          2,364
      Real estate taxes                                                       3,371          1,601          1,120          2,330
      Utilities                                                               2,974          1,396            834          1,853
      Administrative                                                          2,592          1,297            922          2,158
      Advertising                                                               299            149            142            327
      Insurance                                                                 557            284            141            316
      Depreciation and amortization                                           8,007          4,030          2,598          5,537
                                                                            -------        -------        -------        -------

                                                                             21,611         10,482          6,865         14,885
                                                                            -------        -------        -------        -------

   Interest                                                                  10,928          4,304          5,924         11,902
   Amortization of deferred financing costs                                   1,355            773             96            219
   General and administrative                                                 1,527            457            306            688
   Loss from hedge termination                                                  288             --             --             --
   Property and asset management                                                 --             --            974          1,396
   Other                                                                         --             --            314            952
                                                                            -------        -------        -------        -------

      Total expenses                                                         35,709         16,016         14,479         30,042
                                                                            -------        -------        -------        -------

      Income before gain on sale of real estate, provision for income
      taxes, minority interests and extraordinary item                        8,231          4,397            332            387

Gain on sales of real estate                                                  6,013             --             --             --

Provision for income taxes                                                       --             --           (267)          (581)

Minority interest                                                            (3,486)        (1,131)            87            161
                                                                            -------        -------        -------        -------
      Income before extraordinary item                                       10,758          3,266            152            (33)

Extraordinary item:
   Loss on early extinguishment of debt                                        (154)            --             --             --
                                                                            -------        -------        -------        -------

      Net income (loss)                                                     $10,604        $ 3,266        $   152        $   (33)
                                                                            =======        =======        =======        =======
Per share data:
   Net income per share from operations before extraordinary item           $  1.71            .52
   Extraordinary item - debt extinguishment                                     .02             --
                                                                            -------        -------

      Net income per share                                                  $  1.69        $   .52
                                                                            =======        =======





See accompanying notes to consolidated financial statements.

                           ESSEX PROPERTY TRUST, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1995, 1994 and 1993

                        (Dollars and shares in thousands)





                                                                                          Retained
                                                       Common stock       Additional      earnings/
                                                     -----------------     paid-in      (Accumulated
                                                     Shares     Amount     capital        deficit)          Total
                                                     ------     ------     -------        --------          -----

Balance at December 31, 1992                            --       $ --      $     --       $  8,844        $  8,844

Contributions                                           --         --            --            100             100
Distributions                                           --         --            --         (1,139)         (1,139)
Net loss                                                --         --            --            (33)            (33)
                                                     -----       ----       -------       --------        --------

Balance at December 31, 1993                            --         --            --          7,772           7,772

Distributions                                           --         --            --         (1,273)         (1,273)
Net income through June 12, 1994                        --         --            --            152             152
                                                     -----       ----       -------       --------        --------

Balance at June 12, 1994                                --         --            --          6,651           6,651

Net proceeds from the initial public offering        6,275          1       112,070             --         112,071
Effect of the initial public offering                   --         --            --         (5,658)         (5,658)
Recognition of minority interest                        --         --            --        (25,889)        (25,889)
                                                     -----       ----       -------       --------        --------

Balances after the reorganization and offering       6,275          1       112,070        (24,896)         87,175

Net income                                              --         --            --          3,266           3,266
Dividends declared                                      --         --            --         (5,742)         (5,742)
                                                     -----       ----       -------       --------        --------

Balances at December 31, 1994                        6,275          1       112,070        (27,372)         84,699

Net income                                              --         --            --         10,604          10,604

Dividends declared                                      --         --            --        (10,574)        (10,574)
                                                     -----       ----       -------       --------        --------

Balances at December 31, 1995                        6,275       $  1      $112,070       $(27,342)       $ 84,729
                                                     =====       ====       =======       ========        ========

See accompanying notes to consolidated financial statements.

                           ESSEX PROPERTY TRUST, INC.

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                       Essex Property Trust, Inc       Essex Partners Properties
                                                                      ---------------------------      -------------------------
                                                                      Year ended      June 13, to      January 1,    Year ended
                                                                      December 31,    December 31,     to June 12,   December 31,
                                                                         1995             1994           1994           1993
                                                                         ----             ----           ----           ----
Cash flows from operating activities:
   Net income (loss)                                                 $ 10,604        $   3,266        $   152        $   (33)
   Minority interest                                                    3,003              892            (87)          (161)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Gain on sales of real estate                                  (6,013)              --             --             --
         Equity income of limited partnerships                            (92)              --             --             --
         Loss on early extinguishment of debt                             154               --             --             --
         Loss from hedge termination                                       62               --             --             --
         Depreciation and amortization                                  8,007            4,030          2,598          5,537
         Amortization of deferred financing costs                       1,355              773             96            219
         Changes in operating assets and liabilities:
            Other receivables                                             (48)             (71)         1,848           (490)
            Prepaid expenses and other assets                            (561)           3,626         (1,396)           549
            Accounts payable and accrued liabilities                      (73)             685            691            345
            Other liabilities                                             197           (1,101)         1,087           (920)
                                                                     --------        ---------        -------        -------
       Net cash provided by operating activities                       16,595           12,100          4,989          5,046
                                                                     --------        ---------        -------        -------
Cash flows from investing activities:
   Additions to rental properties                                      (9,516)         (84,940)        (1,796)        (2,549)
   Issuance of notes receivable                                          (500)          (8,673)            --             --
   Repayments of notes receivable                                         333               --             --             --
   Investments in corporations and joint ventures                      (7,426)          (1,138)            --             --
   Dispositions of real estate                                         12,147               --             --             --
                                                                     --------        ---------        -------        -------
       Net cash used in investing activities                           (4,962)         (94,751)        (1,796)        (2,549)
                                                                     --------        ---------        -------        -------
Cash flows from financing activities:
   Proceeds from mortgage and other notes payable
     and lines of credit                                               21,700          128,904             --          2,700
   Repayment of mortgage and other notes payable
     and lines of credit                                              (17,195)        (138,434)        (2,113)        (3,486)
   Additions to deferred charges                                         (930)          (7,085)            --            (47)
   Additions to payable to related parties                                 --              190            919          1,431
   Repayment of payable to related parties                                 --           (4,668)         2,908             --
   Net proceeds from stock offering                                        --          112,071             --             --
   Net payments made in connection with the reorganization                 --           (4,721)            --             --
   Contributions from partners                                             --               --             --            100
   Distributions to minority interest/partners                         (3,123)              --         (1,273)        (1,139)
   Dividends paid                                                     (10,513)          (4,044)            --             --
                                                                     --------        ---------        -------        -------
       Net cash (used in) provided by financing activities            (10,061)          82,213         (5,375)          (441)
                                                                     --------        ---------        -------        -------
Net increase (decrease) in cash and cash equivalents                 $  1,572        $    (438)       $(2,182)       $ 2,056

Cash and cash equivalents at beginning of period                        2,411            2,849          5,031          2,975
                                                                     --------        ---------        -------        -------
Cash and cash equivalents at end of period                           $  3,983        $   2,411        $ 2,849        $ 5,031
                                                                     ========        =========        =======        =======
Supplemental disclosure of cash flow information:

      Cash paid for interest                                         $ 10,927        $   3,562        $ 6,584        $11,806
                                                                     ========        =========        =======        =======
Supplemental disclosure of non-cash investing and
     financing activities:

   Mortgage note payable assumed in connection
     with purchase of real estate                                    $     --        $      --        $ 9,161        $    --
                                                                     ========        =========        =======        =======
      Dividends payable                                              $  3,455        $   3,394        $    --        $    --
                                                                     ========        =========        =======        =======

See note 1 for additional supplemental disclosure of non-cash activities.



See accompanying notes to consolidated financial statements.

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

              (Dollars in thousands, except for per share amounts)



(1)        Organization and Basis of Presentation

           The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (the Company) which include the accounts of the Company and Essex Portfolio, L.P. (the Operating Partnership, which holds the operating assets of the Company). The Company was incorporated in the state of Maryland in March 1994. On June 13, 1994, the Company commenced operations with the completion of an initial public offering (the Offering) in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112.1 million were used to acquire an approximate 77.2% general partnership interest in the Operating Partnership.

           The limited partners own an aggregate 22.8% interest in the Operating Partnership. The limited partners may convert their interests into shares of common stock or cash based upon the trading price of the common stock at the conversion date. The Company has reserved 1,855,000 shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

           Concurrent with the Offering, two mortgage loans were closed, generating net proceeds of $66.2 million. The Operating Partnership used the net proceeds from the Offering and the two mortgage loans as follows: (i) $146,600 to repay indebtedness, (ii) $31,200 to acquire two multi-family properties, and (iii) $500 to pay expenses related to the Offering.

           The net effect of certain transactions resulting from the reorganization and Offering was charged directly to stockholders' equity. Such transactions, which include payments for limited partnership interests in predecessor partnerships contributed to the Operating Partnership, repayment of an affiliate line of credit securing two contributed properties, issuance of a note receivable to the minority interest partners in Pathways and the adjustments for EPC assets and liabilities which were not transferred to the Operating Partnership, are reflected in the accompanying consolidated statements of stockholders' equity for the year ended December 31, 1994. The charge of $5,658 to stockholders' equity is comprised of the following:



                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)



Net effect of Offering

Distributions to partners
   Repayment of an affiliate line of credit securing two
     contributed properties                                             $ 6,750
   Limited partner buyouts and related costs                              2,321
                                                                        -------
                                                                          9,071

Issuance of note receivable to the minority interest
  partners in Pathways                                                   (4,800)

EPC net assets which were not transferred to the
  Operating Partnership
    Assets (primarily accounts receivable unrelated to
      property operations and non-controlling interest
      in partnerships)                                                    5,687
    Liabilities of EPC not repaid or assumed by the
      Operating Partnership                                              (4,300)
                                                                        -------

                                                                          1,387
                                                                        -------
                                                                        $ 5,658
                                                                        =======


Of these amounts, $937 represents the net effect of non-cash transactions in 1994.

The consolidated financial statements include the combined financial statements of Essex Partners Properties (the Predecessor), the predecessor to the Company, for the period January 1 to June 12, 1994 and the year ended December 31, 1993. The combined financial statements of the Predecessor include Essex Property Corporation and the combined accounts of 17 limited partnerships in which a majority economic ownership was controlled by EPC or its affiliates.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)



(2) Summary of Significant Accounting Policies

    Real Estate

    Rental Properties:

    Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over the estimated useful lives of 3 to 40 years using the straight-line method. The carrying costs of rental properties are adjusted, if necessary based on changes and circumstances, to reflect a permanent impairment in the value of the assets or in the case of properties to be disposed of, the excess of the carrying value over net realizable value. No reductions for impairment in value of rental properties are recorded as of December 31, 1995 and 1994.

    The Company will adopt Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective January 1, 1996. In the normal course of business, when it determines that a property should be disposed of, the Company will discontinue the periodic depreciation of that property in accordance with this Statement. In addition, whenever events or changes in circumstances indicate that the carrying amount of a property may not be fully recoverable, the carrying amount will be evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.

    Management of the Company believes that the implementation of this Statement will not have a material effect on the consolidated financial statements of the Company.

    Maintenance and repair expenses are charged to operations as incurred. Asset replacements and improvements are capitalized and depreciated over their estimated useful lives.

    Rental properties are pledged as collateral for the related mortgage notes payable.

    Investments:

    The Company accounts for its investments in joint ventures and corporations using either the equity method or the cost method of accounting.



                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)




(2) Summary of Significant Accounting Policies, Continued

    Cash Equivalents

    Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

    Revenues

    For residential properties, rental revenue is reported on the accrual basis of accounting. For the retail and corporate properties, rental income is accrued on the straight-line basis over the terms of the leases. Deferred rent receivable relating to such leases has been included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

    Property management fees of the Predecessor were based on a percentage of rental receipts of properties managed and recognized as the related rental receipts were collected. Asset management fees were based on a percentage of assets managed and recognized monthly as earned.

    Deferred Charges

    Deferred charges are principally comprised of mortgage loan fees and costs which are amortized over the terms of the related mortgage notes in a manner which approximates the effective interest method; an interest rate protection agreement which is amortized over the five-year term of the agreement; and prepaid interest on one mortgage note payable which is amortized over the four-year prepayment term in a manner which approximates the effective interest method.

    Interest Rate Protection and Swap Arrangements

    The Company will from time to time use interest rate protection and swap agreements to reduce its interest rate exposure on specific variable rate loans. The cost of such arrangements is capitalized and amortized over the term of the agreement. If the agreement is terminated the gain or loss on termination is deferred and amortized over the remaining term of the agreement or reflected in income on repayment of the related debt.

    Income Taxes

    The Company is taxed as a real estate investment trust (REIT) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the Code). A REIT is generally not subject to federal income tax on that portion of its income that qualifies as REIT taxable income provided


                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)




that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements for the year ended December 31, 1995 and the period June 13 to December 31, 1994, as the Company believes it is in compliance with the Code.

                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)



(2) Summary of Significant Accounting Policies, Continued

    Prior to June 13, 1994, income taxes were not provided for on the taxable income of the combined partnerships because the taxable income or loss was included in the income tax returns of the individual partners. Income taxes were provided for EPC, which was included in the consolidated tax return filed by its parent company, The Marcus & Millichap Company (M&M). Income tax expense of $267 and $581 for 1994 and 1993, respectively, was allocated to EPC by M&M based upon the effective rates applicable to M&M.

    Per Share Data

    Net income per share is computed based upon 6,275,000 weighted average shares outstanding.

    Reclassifications

    Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

(3) Real Estate

    Rental Properties:

    Rental properties consists of the following at December 31, 1995 and 1994:


                                                  Land and        Buildings
                                                    land -          and -                     Accumulated
                                                 improvements   improvements      Total       depreciation
                                                 ------------   ------------      -----       ------------
December 31, 1995:

   Apartment properties                            $ 57,672       $193,871       $251,543       $ 34,943
   Retail and corporate                               4,066         28,749         32,815          5,338
                                                   --------       --------       --------       --------

                                                   $ 61,738       $222,620       $284,358       $ 40,281
                                                   ========       ========       ========        =======

December 31, 1994:

  Apartment properties                             $ 58,028       $192,291       $250,319       $ 29,704
  Retail and corporate                                4,064         27,961         32,025          4,408
                                                   --------       --------       --------       --------

                                                   $ 62,092       $220,252       $282,344       $ 34,112
                                                   ========       ========       ========       ========


                                                                (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)



(3) Real Estate, Continued

    The properties are located in California, Oregon and Washington. As a result of this geographic concentration, the operations of the Properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

    At December 31, 1995, one of the Company's rental properties in Northern California with a carrying amount of $7,326 is held for sale.

    During the year ended December 31, 1995, the Company sold to third parties two properties for cash of $12,147. The net book value of these assets were $6,134 resulting in a gain on sales of real estate of $6,013.

    For the years ended December 31, 1995, 1994 and 1993, depreciation expense on real estate was $7,978, $6,562 and $5,484, respectively, and amortization of capitalized leasing commissions was $29, $66 and $53, respectively.

    Investments:

    In connection with the reorganization, the Operating Partnership obtained all of the 19,000 shares of the non-voting preferred stock of Essex Management Corporation (EMC). Management of the Company owns 100 percent of the common stock of EMC. EMC was formed to provide property and asset management services to various partnerships not controlled by the Company, along with the neighborhood shopping centers owned by the Company. The Company accounts for its investment in EMC on the equity method of accounting.

    In August 1994, the Operating Partnership obtained all of the 31,800 and 62,500 shares of non-voting preferred stock of Essex Fidelity I Corporation (Fidelity I) and Essex Sacramento, Inc. (Sacramento), respectively. Management of the Company owns 100 percent of the common stock of Fidelity I and Sacramento. Fidelity I holds a 20 percent equity interest in Blythe, Limited Partnership, which was formed to acquire, manage and dispose of a portfolio of mortgages and real estate purchased from a federal savings bank. Sacramento holds a 20 percent equity interest in Golden Bear Homes I - IV, Limited Partnerships, which were formed to acquire, manage and dispose of residential real properties purchased from a third party asset management company.

    During 1995, Fidelity I and Sacramento contributed their respective interests in Blythe, Limited Partnership and Golden Bear Homes I - IV, Limited Partnerships to a new general partnership, Essex Fidelity Sacramento Partners (EFSP). Profits and losses of EFSP are allocated 32 percent to Fidelity I and 68 percent to Sacramento, subject to certain limitations defined in the partnership agreement. This revised structure facilitates the sharing of common resources between these



                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)





    investments. The Company accounts for its investments in Fidelity and Sacramento on the cost method of accounting.

    During 1995, the Operating Partnership acquired limited partnership interests in Essex Bristol Partners (Bristol), Essex San Ramon Partners (San Ramon) and Jackson School Village, L.P. (JSV). Bristol and San Ramon were formed to acquire, own and operate residential rental properties located in Sunnyvale, California and San Ramon, California, respectively. The Company provides management services to Bristol and San Ramon. JSV was formed to develop and operate a 200-unit garden style apartment community in Hillsboro, Oregon. The general partner in JSV provides development services to the partnership. The Company accounts for its investments in Bristol, San Ramon and JSV on the equity method of accounting.




                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)



(3) Real Estate, Continued

    The shares of non-voting preferred stock in EMC, Fidelity I and Sacramento are entitled to a preferential dividend of $0.80 per share per annum. Through these preferred stock investments, the Operating Partnership will be eligible to receive a preferential liquidation value of $10.00 per share plus all cumulative and unpaid dividends.

    Equity basis income and loss and distributions received from investments accounted for on the cost method of accounting are included in interest and other income.

    Investments consists of the following as of December 31, 1995 and 1994:

                                                                           1995                 1994
                                                                           ----                 ----
          Investments in joint ventures:
             Limited partnership interest of 45% in Essex Bristol
                Partners                                                  $2,101              $   --
             Limited partnership interest of 48% in Essex
                San Ramon Partners                                         3,703                  --
             Limited partnership interest of 49.9% in Jackson
                School Village, L.P.                                       1,670                  --
                                                                          ------              ------

                                                                           7,474                  --

           Investments in corporations:
              Essex Management Corporation - 19,000 shares of
                 preferred stock                                             190                 190
              Essex Fidelity I Corporation - 31,800 shares of
                 preferred stock                                             331                 321
              Essex Sacramento Corporation - 62,500 shares of
                 preferred stock                                             627                 627

                                                                          ------              ------

                                                                           1,148               1,138

           Other investments                                                  34                  --
                                                                          ------              ------

                                                                          $8,656              $1,138
                                                                          ======              ======

                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)



(4) Receivables

    Receivables consists of the following at December 31, 1995 and 1994:

                                                                                  1995             1994
                                                                                  ----             ----
       Notes and other related party receivables:

          Notes receivable from Fidelity I and Sacramento, bearing
            interest at 9%, due on demand                                       $3,540            $3,873

          Notes receivable from Fidelity I and JSV, bearing interest
            at 9.5-10%, due 2015                                                   500                --

          Other related party receivables                                          740               568
                                                                                ------            ------
                                                                                $4,780            $4,441
                                                                                ======            ======



    Other related party receivables at December 31, 1995 of $740 consist primarily of unreimbursed expenses due from EMC and acquisition cost-related reimbursements due from Essex San Ramon Partners. Related party receivables at December 31, 1994 of $568 are comprised of unreimbursed expenses due from EMC and accrued interest income due from Fidelity I and Sacramento.

                                                                            1995                   1994
                                                                            ----                   ----
    Notes and other receivables:

      Note receivable from the co-tenants in the Pathways
        property, interest payable monthly at 9%, principal due
        June 2001                                                         $4,800                  4,800

      Other receivables                                                      330                    454
                                                                          ------                 ------

                                                                          $5,130                 $5,254
                                                                          ======                 ======

(5) Related Party Transactions

    Effective June 13, 1994, all general and administrative expenses of the Company and EMC are initially borne by the Company, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the board of directors. Management believes the business unit allocation methodology so applied is reasonable. Expenses allocated to EMC for the years ended December 31, 1995 and 1994 totaled $2,116 and $1,139, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.




                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)



(5) Related Party Transactions, Continued

    Effective June 13, 1994, EMC provides property management services to the Company's neighborhood shopping centers. The fees paid by the Company for the year ended December 31, 1995 and 1994 were $108 and $72, respectively, and are included in administrative expense in the accompanying consolidated statements of operations.

    Prior to June 13, 1994, EPC provided property management, asset management and gardening services to related partnerships which are not included in the accompanying consolidated financial statements. Fees received for these services totaled $1,794 and $2,415 for the period ended June 12, 1994 and the year ended December 31, 1993, respectively, and are included in property and asset management fees in the accompanying consolidated statements of operations.

    Other expenses in the accompanying consolidated statements of operations of $314 and $952 for the period ended June 12, 1994 and the year ended December 31, 1993, respectively, represents the Predecessor's share of overhead costs incurred by M&M and allocated among its subsidiaries.

    Included in rental income in the accompanying consolidated statements of operations is related party rents earned from space leased to M&M, including operating expense reimbursements, of $675, $660 and $594 for the years ended December 31, 1995, 1994 and 1993, respectively.

    During the year ended December 31, 1995, the Company paid brokerage commissions totaling $405 to M&M on the sale of real estate. The commissions are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations.

    Included in other income for the year ended December 31, 1995 is $183, representing dividends from Essex Sacramento, equity income from EMC and management fees and equity income from Essex Bristol Partners and Essex San Ramon Partners. Interest income includes $358 and $118 earned principally under the notes receivable from Essex Fidelity I and Essex Sacramento for the years ended December 31, 1995 and 1994, respectively.

    Included in accounts payable and accrued liabilities as of December 31, 1995 and 1994 are payables to related parties totaling $217 and $377, respectively, representing temporary borrowings and unreimbursed expenses. These payables are non-interest bearing and are due on demand.



                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)



(6) Mortgage Notes Payable

    Mortgage notes payable consist of the following at December 31, 1995 and 1994:



                                                                                              1995           1994
                                                                                              ----           ----
        Mortgage notes payable to commercial bank, secured by deeds of trust, bearing interest at the lower of .9% over the LIBOR rate or the bank's prime rate, principal and interest payments due monthly, remaining
          principal due June 1999                                                           $ 18,580      $ 24,133

        Mortgage notes payable to savings institutions, secured by deeds of trust, bearing interest at 2.25% to 2.75% over the Federal Reserve
          11th District cost of funds rate, payable in monthly principal and
          interest installments through 2024                                                  27,611        30,367

        Mortgage notes payable to mutual life insurance company, secured by deeds of trust, bearing interest at 7.45%, interest only payments due through June 1996, monthly principal and interest installments due
          thereafter, final principal payment of $46,064 due June 2001                        56,000        54,684

        Mortgage note payable to commercial bank, secured by deed of trust, bearing interest at 6.25% until April 1998, 9.31% thereafter, payable in monthly principal and interest installments, remaining principal
          due February 2002                                                                   12,170        12,225

        Mortgage notes payable to a life insurance company, secured by deeds of trust, bearing interest at 8.93%, interest only payments due through
          March 1997, monthly principal and interest installments due
          thereafter, final principal payment of $6,853 due April 2005                         8,100            --

        Multifamily housing demand mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by letters of credit, payable monthly at a variable rate as defined in the Loan Agreement
          (approximately 3.25% for December 1995), plus credit enhancement and underwriting fees of approximately 1.9%. The bonds are convertible to a fixed rate. Among the terms imposed on the properties which are secured by these bonds is that twenty percent of the units are subject to tenant income qualification criteria. Principal balances are due in
          full at the maturity dates of May and November 2025                                 13,600            --

        Mortgage note payable to commercial bank, secured by deeds of trust, bearing interest at 2% over the LIBOR rate or 1% over the bank's prime rate, payable in monthly principal and interest installments through
          October 1999                                                                            --        13,610
                                                                                            --------      --------


                                                                                            $136,061      $135,019
                                                                                            ========      ========

                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)




(6) Mortgage Notes Payable, Continued

    The aggregate scheduled maturities of mortgage notes payable are as follows:


         Year ending December 31,
         ------------------------

                  1996                      $  2,421
                  1997                         3,215
                  1998                         3,157
                  1999                        18,608
                  2000                         3,237
               Thereafter                    105,423
                                            --------

                                            $136,061
                                            ========


    As of December 31, 1995, the thirty-day LIBOR rate was 5.75%, the prime rate was 8.5% and the Federal Reserve 11th District cost of funds rate was 5.12%.

    In June 1994, the Company entered into a five-year interest rate protection agreement covering mortgage notes payable with aggregate balances of $24,133 as of December 31, 1994. The agreement protected the Company from increases in the thirty-day LIBOR rate in excess of the 6.3125% cap rate. In May 1995, the Company sold this agreement and used the net proceeds to enter into an interest rate swap agreement extending through June 1999. The interest rate swap agreement fixes the thirty-day LIBOR rate at 5.79% for mortgage notes payable with aggregate balances of $18,580 as of December 31, 1995.

    In June 1994, the Company paid $1,180 to enter into a five-year interest rate protection agreement covering mortgage notes payable with aggregate balances of $24,133 as of December 31, 1994. The agreement protected the Company from increases in the thirty-day LIBOR rate in excess of the 6.3125% cap rate. In May 1995, the Company sold this agreement for $542 and incurred a loss on termination of the agreement of $419 which was deferred and is being amortized over the remaining term of the agreement. During the time the agreement was in effect, LIBOR did not exceed 6.3125%.

    The Company used the proceeds of $542 from the sale of the five-year interest rate protection agreement to enter into an interest rate swap agreement extending through June 1999. The interest rate swap agreement fixes the thirty-day LIBOR rate at 5.79% for mortgage notes payable with aggregate balances of $18,580 as of December 31, 1995. As of December 31, 1995, the Company incurred net interest expense of $1,621 relating to the mortgage notes payable covered


                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)




    by the interest rate swap agreement. The interest expense is net of $19 received by the Company as a result of the agreement.

    In December 1995, the Company paid $531 to enter into a seven-year interest rate protection agreement in anticipation of acquisition of related debt. Because the related debt was not acquired as had been anticipated, the interest rate protection agreement was terminated, and the Company recognized a loss of $226 as of December 31, 1995.

    During 1995, the Company charged $288 to income representing $62 of amortization of deferred costs relating to the termination of the five-year interest rate protection agreement and $266 of termination costs relating to the unmatched position taken on the seven-year interest rate protection agreement.

    During the year ended December 31, 1995, the Company refinanced two mortgages and incurred a loss on the early extinguishment of debt of $154 related to the write off of the unamortized loan fees.

(7) Lines of Credit

    As of December 31, 1995 and 1994, the Company has the following lines of credit with commercial banks:


                                                                                             1995                  1994
                                                                                             ----                  ----
        Secured $11,600 line of credit, interest payable monthly at the lower of
          1% over the banks' prime rate or 2% over the LIBOR rate, expiring June
          30, 1996. The outstanding principal as of June 30, 1996 will be due in equal monthly installments of principal with interest through June
          1999                                                                            $ 7,883               $ 5,100

        Secured $12,000 line of credit, interest payable monthly at the lower of
          1.85% over the LIBOR rate or .50% over the bank's prime rate, expiring
          December 13, 1996                                                                10,580                 9,900
                                                                                          -------               -------

                                                                                          $18,463                15,000
                                                                                          =======               =======



                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)





(8) Leasing Activity

    The rental operations of the Company include apartment properties, which are rented under short term leases (generally, lease terms of three to twelve months), and retail properties and the headquarters building, which are rented under cancelable and noncancelable operating leases, certain of which contain renewal options. Future minimum rental activity for the apartment properties is not included in the following schedule due to the short-term nature of the leases.

    Future minimum rentals due under noncancelable operating leases with tenants of the retail properties and the headquarters building are as follows:


            Year ending December 31,
            ------------------------

                      1996                                $3,441
                      1997                                 3,146
                      1998                                 2,665
                      1999                                 2,119
                      2000                                 1,691
                   Thereafter                              6,209
                                                         -------
                                                         $19,271
                                                         =======


    Included in this schedule is $526 due annually from M&M through May 1999.

    In addition to minimum rental payments, retail and headquarters building tenants pay reimbursements for their pro rata share of specified operating expenses. Such amounts totaled $1,018, $1,074 and $804 for the years ended December 31, 1995, 1994 and 1993, respectively, and are included as rental income and operating expenses in the accompanying consolidated statements of operations. Certain of these leases also provide for the payment of additional rent based on a percentage of the tenants' revenues.

(9) Fair Value of Financial Instruments

    There is no quoted market value available for any of the Company's financial instruments. Management believes that the carrying amounts of its financial instruments, which include investments in preferred stock, notes receivable and mortgage and other notes payable approximate fair value as of December 31, 1995 because interest rates and yields from these instruments are consistent with yield or such instruments currently available to the Company for similar instruments.





                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)


(10) Stock Option Plans

    The Company has adopted the Essex Property Trust, Inc. 1994 Employee Stock Incentive Plan and 1994 Non-Employee and Director Stock Incentive Plan (together, the Stock Incentive Plans) to provide incentives to attract and retain officers, directors and key employees. The Stock Incentive Plans provide for the grants of options to purchase a specified number of shares of Common Stock or grants of restricted shares of common stock. Under the Stock Incentive Plans, the total number of shares available for grant is approximately 495,400. The Board of Directors (the Board) may adjust the aggregate number and kind of shares reserved for issuance. Participants in the Stock Incentive Plans are selected by the Compensation Committee of the Board, which is comprised of independent directors. The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100 percent of the fair market value of the common stock on the grant date.

    A summary of employee and non-employee and director stock options outstanding as of December 31, 1995 is as follows:


                                                              Number of
                                                               options
    Number                                                   vested as of             Number of options
      of           Date                  Exercise            December 31,           scheduled to vest in
    options       granted                  price                1995              1996            1997-2000
    -------       -------                  -----             ------------         ----            ---------
   198,350        June 6, 1994           $19.50                53,150            36,300            108,900
    20,000        June 24, 1994          $18.38                 6,667             6,667              6,666
    65,500        March 14, 1995         $15.50                    --            13,100             52,400
    35,150        December 13, 1995      $19.00                    --            16,750             18,400



    No options were exercised in 1995 and 1994.

    In connection with the Offering, the Company provided a one-time grant of options to M&M to purchase 220,000 shares of common stock through June 1999 at the initial public offering price of $19.50 per share pursuant to an agreement whereby Marcus & Millichap Real Estate Investment Brokerage Company, a subsidiary of M&M, will provide real estate transaction, trend and other information to the Company for a period of ten years.

    The Company has also reserved 406,500 shares of common stock in connection with the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan. There was no activity in this plan during 1995 and 1994.



                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)





    The Financial Accounting Standards Board has issued Financial Accounting Standard 123 (FAS 123). The Company will adopt the disclosure requirements of FAS 123 in 1996, but continue to account for its stock option plan under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," as permitted under FAS 123.



                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)



(11) Quarterly Results of Operations (Unaudited)

     The following is a summary of quarterly results of operations for 1995 and 1994:


                                         Quarter         Quarter           Quarter            Quarter
                                          ended           ended             ended              ended
         1995                           March 31         June 30          September 30      December 31
         ----                           --------         -------          ------------      -----------
Total revenues before gain on
  sale of real estate                   $10,923           $10,913           $10,983           $11,121
Gain on sale of real estate                --                 789              --               5,224
                                        -------           -------           -------           -------
Total revenues                          $10,923           $11,702           $10,983           $16,345
                                        =======           =======           =======           =======
Extraordinary item                      $  --             $  (154)          $  --             $  --
                                        =======           =======           =======           =======
Net income                              $ 1,487           $ 2,006           $ 1,589           $ 5,522
                                        =======           =======           =======           =======
Per share data:
      Net income                        $   .24           $   .32           $   .25           $   .88
                                        =======           =======           =======           =======
      Market price:
            High                        $16.875           $18.125           $ 18.25           $ 19.50
                                        =======           =======           =======           =======
            Low                         $15.375           $ 15.75           $ 16.75           $ 17.25
                                        =======           =======           =======           =======
            Close                       $15.875           $18.125           $ 17.50           $ 19.25
                                        =======           =======           =======           =======
      Dividends declared                $ .4175           $ .4175           $  .425           $  .425
                                        =======           =======           =======           =======

         1994
         ----
Total revenues                          $ 8,442           $ 8,027           $ 8,753           $10,002
                                        =======           =======           =======           =======

Net income                              $   313           $   162           $ 1,639           $ 1,304
                                        =======           =======           =======           =======
Per share data:
      Net income                        $  --             $   .05           $   .26           $   .21
                                        =======           =======           =======           =======
      Market price:
            High                        $  --             $19.625           $ 19.00           $ 18.00
                                        =======           =======           =======           =======
            Low                         $  --             $ 17.25           $17.125           $14.625
                                        =======           =======           =======           =======
            Close                       $  --             $17.675           $ 18.00           $15.125
                                        =======           =======           =======           =======
      Dividends declared                $  --             $   .08           $ .4175           $ .4175
                                        =======           =======           =======           =======


                                                                     (Continued)

                           ESSEX PROPERTY TRUST, INC.

                   Notes to Consolidated Financial Statements

              (Dollars in thousands, except for per share amounts)



(12)Commitments and Contingencies

    A commercial bank has issued on behalf of the Company letters of credit relating to Company financing transactions of $606 and $564, expiring in February 1996 and June 2002, respectively.

    The Company has provided a guarantee of the mortgage note payable of Essex Bristol Partners to a commercial bank. This note has a balance of $12,298 as of December 31, 1995 and is due in May 2002.

    The Company identifies and evaluates prospective investments on a continuous basis. In connection therewith, the Company initiates letters of interest and extends offers on a regular basis. At December 31, 1995, the Company was committed to fund the acquisition of an apartment property in Fremont, California. This acquisition was completed on January 31, 1996 through the payment of cash of approximately $3,225 and assumption of a mortgage loan in the amount of $7,266.

    Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Company carries no express insurance coverage for this type of environmental risk.

    The Company has conducted environmental studies which revealed the presence of groundwater contamination at three properties; such contamination at two of the properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that five properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at two properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these eight properties would not have a material adverse effect on the Company's financial condition or results of operations.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                           ESSEX PROPERTY TRUST, INC.

                    Real Estate and Accumulated Depreciation

                                December 31, 1995

                             (Dollars in thousands)


                                                                         Initial cost              Costs
                                                                   -------------------------    capitalized
                                                                               Buildings and     subsequent
     Property             Location               Encumbrance       Land        improvements    to acquisition
     --------             --------               -----------       ----        ------------    --------------
Apartments:

   The Apple               Fremont, CA           $               $   996        $ 5,582        $   992
   Countrywood             Fremont, CA                             1,374          5,638            473
   Wharfside Pointe        Seattle, WA                             2,245          7,020             78
   Plumtree                Santa Clara, CA                         3,090          7,421             71
                                                 -------         -------        -------        -------

                                                  26,463(5)        7,705         25,661          1,614
                                                 -------         -------        -------        -------

   Summerhill Park         Sunnyvale, CA                           2,654          4,918            229
   Oak Pointe              Sunnyvale, CA                           4,842         19,776          3,208
   Viareggio               San Jose, CA                            1,917          6,505            202
   Summerhill Commons      Newark, CA                              1,608          7,582            229
   Pathways                Long Beach, CA                          4,083         16,757            233
   Villa Rio Vista         Anaheim, CA                             3,013         12,661            931
   Foothill Commons        Bellevue, WA                            2,435          9,821          1,058
   Woodland Commons        Bellevue, WA                            2,040          8,727            445
   Palisades               Bellevue, WA                            1,560          6,242            671
                                                 -------         -------        -------        -------

                                                  56,000          24,152         92,989          7,206
                                                 -------         -------        -------        -------

   Marina Cove(3)          Santa Clara, CA        12,541           5,320         16,431            236
                                                 -------         -------        -------        -------

   Santa Fe Ridge          Silverdale, WA          8,100           4,137          7,925             35
                                                 -------         -------        -------        -------

   Inglenook Court         Bothell, WA             8,300           3,467          7,881            450
                                                 -------         -------        -------        -------

   Emerald Ridge           Bellevue, WA                            3,449          7,801             60
   Sammamish View          Bellevue, WA                            3,324          7,501             34
                                                 -------         -------        -------        -------

                                                  12,975           6,773         15,302             94
                                                 -------         -------        -------        -------

   Westbridge              Yuba City, CA           2,095            917           2,455             33
                                                 -------         -------        -------        -------

   Windsor Ridge           Sunnyvale, CA          12,170          4,017          10,315            160
                                                 -------         ------         -------        -------

   Wandering Creek         Kent, WA                5,300          1,285           4,980              6
                                                 -------         ------         -------        -------

Headquarters Building:

   777 California(4)       Palo Alto, CA              --             --           6,700          8,508
                                                 -------         ------         -------        -------







                                                           Gross amount
                                                  carried at close of period
                                           -----------------------------------                                          Depreciable
                                             Land and    Building and              Accumulated     Date of      Date       lives
     Property           Location           improvements  improvements    Total(1)  depreciation  construction  acquired   (years)
     --------           --------           ------------  ------------    -----     ------------  ------------  --------    -----
Apartments:

  The Apple             Fremont, CA         $   996       $  6,574     $  7,570    $ 3,534         1971        4/82        5-30
  Countrywood           Fremont, CA           1,374          6,111        7,485      1,795         1970        2/88        5-30
  Wharfside Pointe      Seattle, WA           2,252          7,091        9,343        368         1990        6/94        5-30
  Plumtree              Santa Clara, CA       3,090          7,492       10,582        433         1975        2/94        5-30
                                            -------       --------     --------    -------
                                              7,712         27,268       34,980      6,130
                                            -------       --------     --------    -------

  Summerhill Park       Sunnyvale, CA         2,654          5,147        7,801      1,056         1988        9/88        5-40
  Oak Pointe            Sunnyvale, CA         4,842         22,984       27,826      6,036         1973       12/88        5-30
  Viareggio             San Jose, CA          1,917          6,707        8,624      1,298         1988        9/88        5-40
  Summerhill Commons    Newark, CA            1,517          7,902        9,419      1,734         1987        7/87        5-40
  Pathways              Long Beach, CA        4,083         16,990       21,073      2,905         1975        2/91        5-30
  Villa Rio Vista       Anaheim, CA           2,984         13,621       16,605      5,229         1968        7/85        5-30
  Foothill Commons      Bellevue, WA          2,435         10,879       13,314      2,640         1978        3/90        5-30
  Woodland Commons      Bellevue, WA          2,040          9,172       11,212      2,196         1978        3/90        5-30
  Palisades             Bellevue, WA          1,560          6,913        8,473      1,683     1969/1977(2)    5/90        5-30
                                            -------       --------     --------    -------

                                             24,032        100,315      124,347     24,777
                                            -------       --------     --------    -------

  Marina Cove(3)        Santa Clara, CA       5,320         16,667       21,987        872         1974        6/94        5-30
                                            -------       --------     --------    -------

  Santa Fe Ridge        Silverdale, WA        4,141          7,956       12,097        320         1993       10/94        5-30
                                            -------       --------     --------    -------

  Inglenook Court       Bothell, WA           3,472          8,326       11,798        345         1985       10/94        5-30
                                            -------       --------     --------    -------

  Emerald Ridge         Bellevue, WA          3,445          7,865       11,310        297         1987       11/94        5-30
  Sammamish View        Bellevue, WA          3,328          7,531       10,859        281         1986       11/94        5-30
                                            -------       --------     --------    -------

                                              6,773         15,396       22,169        578
                                            -------       --------     --------    -------

  Westbridge            Yuba City, CA           922          2,483        3,405        113         1983        8/94        5-30
                                            -------       --------     --------    -------

  Windsor Ridge         Sunnyvale, CA         4,017         10,475       14,492      1,787         1989        3/89        5-40
                                            -------       --------     --------    -------

  Wandering Creek       Kent, WA              1,285          4,986        6,271         21         1986       11/95        5-30
                                            -------       --------     --------    -------

Headquarters Building:

  777 California(4)     Palo Alto, CA            --         15,208       15,208      2,779         1987        7/86        5-30
                                            -------       --------     --------    -------

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                           ESSEX PROPERTY TRUST, INC.

               Real Estate and Accumulated Depreciation, Continued

                                December 31, 1995

                             (Dollars in thousands)



                                                               Initial cost           Costs
                                                          ----------------------   capitalized
                                                                   Buildings and    subsequent
     Property                Location       Encumbrance   Land     improvements   to acquisition
     --------                --------       -----------   ----     -------------  --------------
Retail:

   Canby Square            Canby, OR        $             $   801   $  1,729         $   546
   Cedar Mill Place        Portland, OR                       535      1,100             288
   Powell Villa Center     Portland, OR                       740      1,693           1,523
   Riviera Plaza           Eugene, OR                         766      1,880             477
   Wichita Towne Center    Milwaukee, OR                      218        854             184
   Garrison Square         Vancouver, WA                    1,004      2,170           1,096
                                            --------      -------   --------         --------

                                              10,580(6)     4,064      9,426           4,114
                                            --------      -------   --------         --------

                                            $154,524      $61,837   $200,065         $22,456
                                            ========      =======   ========        ========






                                                      Gross amount
                                             arried at close of period
                                     -------------------------------------                                           Depreciable
                                       Land and     Building and              Accumulated       Date of      Date        lives
     Property           Location     improvements  improvements   Total(1)  depreciation    construction  acquired     (years)
     --------           --------     ------------  ------------   -----     ------------    ------------  --------      -----
Retail:

 Canby Square           Canby, OR      $   801      $ 2,275     $  3,076      $   430           1976        1/90        7-30
 Cedar Mill Place       Portland, OR       535        1,388        1,923          416           1975        1/90        7-30
 Powell Villa Center    Portland, OR       740        3,216        3,956          428           1959        1/90        7-30
 Riviera Plaza          Eugene, OR         766        2,357        3,123          429           1961        1/90        7-30
 Wichita Towne Center   Milwaukee, OR      218        1,038        1,256          428           1978        1/90        7-30
 Garrison Square        Vancouver, WA    1,004        3,266        4,270          428           1962        1/90        7-30
                                       --------     -------     --------      -------

                                         4,064       13,540       17,604        2,559
                                       -------      -------     --------      -------

                                       $61,738     $222,620     $284,358      $40,281
                                       =======     ========     ========      =======


(1) The aggregate cost for federal income tax purposes is $259,260.

(2) Phase I was built in 1969 and Phase II was built in 1977.

(3) A portion of land is leased pursuant to a ground lease expiring in 2028.

(4) Land is leased pursuant to a ground lease expiring in 2054.

(5) This encumbrance represents the outstanding balance of $7,883 as of December 31, 1995 on a $11,600 line of credit. (6)This encumbrance represents the outstanding balance of $10,580 as of December 31, 1995 on a $12,000 line of credit.

A summary of activity for real estate and accumulated depreciation is as follows:


                                                          1995          1994
                                                          ----          ----
         Real estate:
              Balance at beginning of year            $282,344      $186,447
              Improvements                               3,193         2,614
              Acquisition of real estate                 6,265        93,283
              Disposition of real estate                (7,444)           --
                                                      --------      --------

              Balance at end of year                  $284,358      $282,344
                                                      ========      ========

         Accumulated depreciation:
              Balance at beginning of year              34,112        27,574
              Dispositions                              (1,809)        6,538
              Depreciation expense                       7,978            --
                                                      --------      --------


              Balance at end of year                  $ 40,281      $ 34,112
                                                      ========      ========