Form 10-Q
period 1996-06-30
ESSEX PROPERTY TRUST INC
filed 1996-08-14
CIK 920522

- --------------------------------------------------------------------------------

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO
                               -----------------    -----------------

COMMISSION FILE NO. 1-13106

                           ESSEX PROPERTY TRUST, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                               77-0369576
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

                        6,275,000 SHARES OF COMMON STOCK,
                      $.0001 PAR VALUE AS OF JUNE 30, 1996

- --------------------------------------------------------------------------------

                                        INDEX

Exhibit
Number    Description                                                Page Number
- -------   -----------                                                -----------

PART I:   FINANCIAL INFORMATION
Item 1:   Financial Statements (Unaudited)                                     3

          Condensed Consolidated Balance Sheet of Essex Property
          Trust, Inc. as of June 30, 1996 and December 31, 1995                4

          Condensed Consolidated Statement of Operations of Essex
          Property Trust, Inc. for the three months ended
          June 30, 1996 and 1995                                               5

          Condensed Consolidated Statement of Operations of Essex
          Property Trust, Inc. for the six months ended June 30, 1996
          and 1995                                                             6

          Condensed Consolidated Statement of Cash Flows of Essex
          Property Trust, Inc. for the six months ended June 30, 1996
          and 1995                                                             7

          Notes to Condensed Consolidated Financial Statements                 8

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           11


PART II:  OTHER INFORMATION
Item 2:   Changes in Securities                                               15


Item 6:   Exhibits and Reports on Form 8-K                                    16


          Signatures                                                          19

PART I    FINANCIAL INFORMATION


ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

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

                           ESSEX PROPERTY TRUST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                             (Dollars in thousands)

                                                   June 30,      December 31,
                                                     1996           1995
                                                  ----------     ----------
          ASSETS

Real estate:
   Rental properties:
      Land and land improvements                  $   62,525     $   61,738
      Buildings and improvements                     223,188        222,620
                                                  ----------     ----------
                                                     285,713        284,358
   Less accumulated depreciation                     (43,041)       (40,281)
                                                  ----------     ----------
                                                     242,672        244,077
   Investments                                         8,589          8,656
                                                  ----------     ----------
                                                     251,261        252,733
Cash and cash equivalents                              5,710          3,983
Notes and other related party receivables              4,351          4,780
Notes and other receivables                            5,068          5,130
Prepaid expenses and other assets                      4,224          1,944
Deferred charges, net                                  2,875          5,090
                                                  ----------     ----------
                                                  $  273,489     $  273,660
                                                  ----------     ----------
                                                  ----------     ----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                               141,792        136,061
Lines of credit                                       12,843         18,463
Accounts payable and accrued liabilities               5,574          2,964
Dividends payable                                      3,455          3,455
Other liabilities                                      1,668          1,565
                                                  ----------     ----------
         Total liabilities                           165,332        162,508

Minority interest                                     25,660         26,423

Stockholders' equity:
   Common stock, $.0001 par value, 670,000,000
      shares authorized, 6,275,000 shares issued
      and outstanding                                      1              1
   Additional paid-in capital                        112,070        112,070
   Accumulated deficit                               (29,574)       (27,342)
                                                  ----------     ----------
            Total stockholders' equity                82,497         84,729
                                                  ----------     ----------
                                                  $  273,489     $  273,660
                                                  ----------     ----------
                                                  ----------     ----------

     See accompanying notes to the unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
             (Dollars in thousands, except shares per share amounts)

                                                         Three months ended
                                                         ------------------
                                                       June 30,       June 30,
                                                         1996           1995
                                                      ----------     ----------
Revenues:
  Rental                                              $   11,053     $   10,418
  Interest and other income                                  701            493
                                                      ----------     ----------
                                                          11,754         10,911
                                                      ----------     ----------

Expenses:
  Property operating expenses:
    Maintenance and repairs                                1,070            933
    Real estate taxes                                        883            853
    Utilities                                                728            746
    Administrative                                           628            654
    Advertising                                              139             79
    Insurance                                                145            135
    Depreciation and amortization                          2,047          1,991
                                                      ----------     ----------

                                                           5,640          5,391
                                                      ----------     ----------
  Interest                                                 3,009          2,753
  Amortization of deferred financing costs                   181            349
  General and administrative                                 466            358
  Loss from hedge termination                                 18             13
                                                      ----------     ----------

    Total expenses                                         9,314          8,864
                                                      ----------     ----------

    Net income before gain on sales of real estate,
     minority interests and extraordinary item             2,440          2,047

Gain on sales of real estate                               2,409            789
                                                      ----------     ----------

    Net income before minority interest and
     extraordinary item                                    4,849          2,836

Minority interest                                         (1,025)          (676)
                                                      ----------     ----------

    Income before extraordinary item                       3,824          2,160

Extraordinary item:
  Loss on early extinguishment of debt                      (665)          (154)
                                                      ----------     ----------

    Net income                                        $    3,159     $    2,006
                                                      ----------     ----------
                                                      ----------     ----------

Per share data:
  Net income per share from operations before
   extraordinary item                                 $      .61            .34
  Extraordinary item -- debt extinguishment                 (.10)         ( .02)
                                                      ----------     ----------

    Net income per share                              $      .51     $      .32
                                                      ----------     ----------
                                                      ----------     ----------

  Weighted average number of shares outstanding
   during the period                                   6,275,000      6,275,000
                                                      ----------     ----------
                                                      ----------     ----------

     See accompanying notes to the unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
             (Dollars in thousands, except shares per share amounts)

                                                           Six months ended
                                                           ----------------
                                                       June 30,       June 30,
                                                         1996           1995
                                                      ----------     ----------
Revenues:
  Rental                                              $   22,004     $   20,725
  Interest and other income                                1,304          1,109
                                                      ----------     ----------
                                                          23,308         21,834
                                                      ----------     ----------
 Expenses:
  Property operating expenses:
    Maintenance and repairs                                2,105          1,918
    Real estate taxes                                      1,769          1,702
    Utilities                                              1,485          1,514
    Administrative                                         1,254          1,329
    Advertising                                              290            149
    Insurance                                                292            271
    Depreciation and amortization                          4,237          3,971
                                                      ----------     ----------

                                                          11,432         10,854
                                                      ----------     ----------
  Interest                                                 5,910          5,473
  Amortization of deferred financing costs                   426            712
  General and administrative                                 863            723
  Loss from hedge termination                                 39             13
                                                      ----------     ----------

    Total expenses                                        18,670         17,775
                                                      ----------     ----------

    Net income before gain on sales of real estate,
     minority interests and extraordinary item             4,638          4,059

Gain on sales of real estate                               2,409            789
                                                      ----------     ----------

    Net income before minority interest and
     extraordinary item                                    7,047          4,848

Minority interest                                         (1,100)        (1,201)
                                                      ----------     ----------

    Income before extraordinary item                       5,947          3,647
Extraordinary item:
  Loss on early extinguishment of debt                    (2,845)          (154)
                                                      ----------     ----------

    Net income                                        $    3,102     $    3,493
                                                      ----------     ----------
                                                      ----------     ----------

Per share data:
  Net income per share from operations before
   extraordinary item                                 $      .95            .58
  Extraordinary item - debt extinguishment                  (.45)         ( .02)
                                                      ----------     ----------

    Net income per share                              $      .50     $      .56
                                                      ----------     ----------
                                                      ----------     ----------

  Weighted average number of shares outstanding
   during the period                                   6,275,000      6,275,000
                                                      ----------     ----------
                                                      ----------     ----------

     See accompanying notes to the unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                         Six months ended
                                                   June 30, 1996   June 30, 1995
                                                   -------------   -------------


Net cash provided by operating activities             $    8,073     $    8,663
Cash flows from investing activities:
  Additions to real estate investments                   (13,417)        (1,381)
  Dispositions of real estate investments                 13,506          4,569
  Investments in corporations and joint ventures             390         (3,099)
                                                      ----------     ----------

Net cash provided by investing activities                    479             89
Cash flows from financing activities:
  Proceeds from mortgages, other notes payable
    and lines of credit                                   47,083         16,400
  Repayment of mortgages, other notes
    payables and lines of credit                         (46,972)      ( 19,381)
  Additions to deferred charges                             (590)          (542)
  Additions to notes and other related party
    receivables/payables                                   2,679              -
  Repayment of notes and other related party
    receivables/payables                                  (2,117)          (309)
  Distribution to partners/dividends to shareholders      (6,908)        (6,788)
                                                      ----------     ----------

Net cash used in financing activities                     (6,825)       (10,620)
                                                      ----------     ----------

Net increase (decrease) in cash and cash equivalents       1,727         (1,868)
Cash and cash equivalents at beginning of period           3,983          2,411
                                                      ----------     ----------

Cash and cash equivalents at end of period            $    5,710     $      543
                                                      ----------     ----------
                                                      ----------     ----------

Supplemental disclosure of cash flow
   information
 Cash paid for interest                               $    5,951     $    5,550
                                                      ----------     ----------
                                                      ----------     ----------

Supplemental disclosure of non-cash investing
   and financing activity
Dividends declared and payable                        $    3,455     $    3,394
                                                      ----------     ----------
                                                      ----------     ----------

          See accompanying notes to the unaudited financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

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

     The consolidated financial statements for the three months and six months ended June 30, 1996 and 1995 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in and owns 77.2% of the Operating Partnership. The limited partners own an aggregate 22.8% interest in the Operating Partnership.

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


(2)  SIGNIFICANT TRANSACTIONS

     The following significant transactions occurred during the quarter ended June 30, 1996:

     (A)  Dispositions

          (i) On April 30, 1996, Essex sold Viareggio Apartments, a 116 unit apartment community located in San Jose, California. The gross sales price was $10,610, resulting in a net gain of approximately $2,195. Essex used the proceeds to reduce indebtedness and to facilitate the acquisition of Camarillo Oaks Apartments in the third quarter of 1996.

          (ii) On June 21, 1996, Essex sold Westbridge Apartments, a 92 unit apartment community located in Yuba City, California. The gross sales price was $3,700, resulting in a net gain of approximately $214. Essex used the proceeds to reduce indebtedness.

          (iii) Essex entered into contract to sell its six neighborhood shopping centers for a contract price of $22,500. The sale is subject to a number of contingencies and there is no assurance that such sale will be completed.

     (B)  Debt related transactions

          (i) On June 30, 1996, Essex repaid a $7,917 LIBOR based variable rate loan. Essex wrote off approximately $665 in deferred financing costs and costs associated with a related interest rate swap agreement.

     (C)  Recent Developments

          (i) On June 20, 1996, the Company entered into a definitive agreement to sell up to $40,000 of the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively, "Tiger/Westbrook"). In the first phase

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                 of this transaction, Tiger/Westbrook on July 1, 1996 purchased 340,000 shares of Convertible Preferred Stock for an aggregate purchase price of $8,500 and loaned the Company an additional $11,500, which loan will be exchanged for shares of Convertible Preferred Stock upon stockholder approval of the transaction. Upon such stockholder approval and as a part of the second phase of this transaction, Tiger/Westbrook is obligated to purchase up to an additional $20,000 of Convertible Preferred Stock as requested by Essex on or prior to June 20, 1997. Holders of shares of Convertible Preferred Stock are entitled to receive annual cumulative cash dividends, payable quarterly, in an amount equal to the greater of (i) $2.1875 per share (8.75% of the $25.00 per share price) or (ii) the dividends (subject to adjustment) paid with respect to Essex's common stock (the "Common Stock") plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock. After June 20, 1997, 25% of the 1.6 million authorized shares of Convertible Preferred Stock is convertible into Common Stock at the option of the holder, and thereafter, at the beginning of each next three-month period, an additional 25% of the Convertible Preferred Stock is convertible. The conversion price per share of Convertible Preferred Stock is $21.875, subject to adjustment under certain circumstances.

          (ii) In late July 1996, the Company commenced an underwritten follow-on public offering of shares of its common stock. All of the shares in the offering are being sold by the Company and will be issued pursuant to a shelf registration statement that was previously filed by the Company with the Securities and Exchange Commission. On August 8, 1996, the follow-on offering was priced at $22.75 per share of Common Stock with the number of shares in the offering set at 2,200,000 shares (not including 330,000 shares that may be sold pursuant to the exercise of the underwriters over allotment option), and is anticipated to close on August 14, 1996.


(3)  RELATED PARTY TRANSACTIONS

     Since June 13, 1994, all general and administrative expenses of the Company and Essex Management Corporation ("EMC") have been initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three and six months ended June 30, 1996 totaled $431 and $856, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Included in rental income in the accompanying consolidated statements of operations is related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursements, of $170 and $340 for the three and six months ended June 30, 1996, respectively and $170 and $335 for the three and six months ended June 30, 1995, respectively.

     Included in other income for the three and six months ended June 30, 1996 is interest income of $273 and $517, respectively, which were earned principally under notes receivable from Essex Fidelity I Corporation, Essex Sacramento Corporation, Essex Marina Cove, L.P., and Pathways. In addition, management fees and equity income of $233 and $370 were earned for the three and six month periods ended June 30, 1996, respectively, from Essex Bristol Partners, L.P., Essex San Ramon Partners, L.P. and Essex Marina Cove, L.P.

     Since June 13, 1994, EMC has provided property management services to the Company's neighborhood shopping centers. The fee paid by the Company for the three and six months ended June 30, 1996 was $29, and $57, respectively, and is included in administrative expense in the accompanying consolidated statements of operations.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


     Notes and other related party receivables as of June 30, 1996 and December 31, 1995 consist of the following:


                                                              June 30,      December 31,
                                                                1996           1995
                                                              --------       --------
     Notes receivable from Essex Sacramento Corporation,
       bearing interest at 9% due on demand                   $  1,866       $  3,540

     Note receivable from Essex Fidelity I Corporation
       interest at 9% due on demand                                226            ---

     Notes receivable from Essex Marina Cove, L.P.
       bearing interest at 12% due on demand                       850           ----

     Notes receivable from Essex Fidelity I Corporation and
       Jackson School Village, L.P. bearing
       interest at 9.5% - 10%, due 2015                            500            500

     Other related party receivables                               909            740
                                                              --------       --------

                                                              $  4,351       $  4,780
                                                              --------       --------
                                                              --------       --------

     Other related party receivables consist primarily of unreimbursed expenses due from EMC, accrued interest income on related party notes receivables and acquisition cost-related reimbursements due from Essex San Ramon Partners, L.P.

     As of June 30, 1996 and December 31, 1995, the Company has payables to related parties totaling $33 and $217, respectively, representing temporary borrowings and unreimbursed expenses.

     During the three and six months ended June 30, 1996, the Company paid brokerage commissions totaling $312 and $562, respectively to M&M in connection with the purchase and disposition of real estate. The commissions are reflected as an increased cost on the purchase of real estate or a reduction in the gain on sale in the accompanying condensed consolidated balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of June 30, 1996 and 1995 and for the three months and six months ended June 30, 1996 and 1995.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all the assets of Essex are held by, and substantially all operations conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner of the Operating Partnership and, as of June 30, 1996 and 1995, owned a 77.2% general partnership interest in the Operating Partnership. The Company qualifies as a real estate investment trust (a "REIT") for Federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," section constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Essex to be materially different from any further results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL BACKGROUND

Essex's revenues are generated primarily from multifamily residential, retail and commercial property operations, which accounted for 94% and 95% of its revenues for the six months ended June 30, 1996 and 1995, respectively. Essex's properties (the "Properties") are located in California, Oregon and Washington. Occupancy levels of Essex's multifamily residential Properties in these markets have generally remained high (averaging over 95% for the last five years).

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

Average financial occupancy rates of the Company's multifamily properties on a same-property basis for the three months ended June 30, 1996 and 1995 were as follows:

                                       June 30,   June 30,
                                         1996       1995
                                       --------   --------
     Northern California                 98.6%      98.2%
     Seattle Metropolitan                95.9%      94.2%
     Southern California                 96.6%      95.4%

The Company's retail and commercial properties were 93% occupied (based on square footage) as of June 30, 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995

TOTAL REVENUES increased by $843,000 or 7.7% to $11,754,000 in the second quarter of 1996 from $10,911,000 in the second quarter of 1995. Rental revenues increased by $635,000 or 6.1% to $11,053,000 in the second quarter of 1996 from $10,418,000 in the second quarter of 1995. Approximately $62,000 of the increase in rental revenues was attributable to the Properties acquired or disposed of in 1995 and with the remainder of the increase relating to rental rate and occupancy level increases at properties owned by the Company during the periods being compared. Rental revenues from the San Francisco Bay Area and Seattle multifamily residential Properties increased by $532,000 to $8,647,000 in the second quarter of 1996 from $8,115,000 in the second quarter of 1995. Rental revenue increased by $47,000 during the second quarter of 1996 from the amount in the second quarter of 1995 for the two Properties located in Southern California. Commercial property rental revenue increased $56,000 for the second quarter of 1996 from the amount for the second quarter of 1995 as a result of increased occupancy.

TOTAL EXPENSES increased by $450,000 or approximately 5.1% to $9,314,000 in the second quarter of 1996 from $8,864,000 in the second quarter of 1995. Interest expense increased by $256,000 or 9.3% to $3,009,000 in the second quarter of 1996 from $2,753,000 in the second quarter of 1995. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, which include maintenance and repairs, real estate taxes, advertising, utilities, and on-site administrative expenses, increased by $193,000 or 5.7% to $3,593,000 in the second quarter of 1996 from $3,400,000 in the second quarter of 1995. Of such increase, $18,000 was attributable to Properties acquired or disposed of in 1995 and 1996. General and administrative expenses represent the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $108,000 in the second quarter of 1996 from the second quarter of 1995.

NET INCOME AFTER MINORITY INTEREST increased by $1,153,000 to $3,159,000 in the second quarter of 1996 from $2,006,000 in the second quarter of 1995. The increase in net income was largely the result of an increased revenue on gain on the sales of real estate of $2,409,000, partially offset by an extraordinary charge of $665,000 related to the early extinguishment of debt.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995

TOTAL REVENUES increased by $1,474,000 or 6.8% to $23,308,000 in the first six months of 1996 from $21,834,000 in the first six months of 1995. Rental revenues increased by $1,279,000 or 6.2% to $22,004,000 in the first six months of 1996 from $20,725,000 in the first six months of 1995. Approximately $128,000 of the increase in rental revenues was attributable to the Properties acquired or disposed of in 1995 and 1996 with the remainder of the increase primarily relating to rental rate and occupancy level increases at properties owned by the Company during the periods being compared. Rental revenues from the San Francisco Bay Area and Seattle multifamily residential Properties increased by $1,004,000 to $17,211,000 in the first six months of 1996 from $16,207,000 in the first six months of 1995. Rental revenue increased by $84,000 during the first six months of 1996 from the amount in the first six months of 1995 for the two Properties located in Southern California. Commercial property rental revenue increased $191,000 for the first six months of 1996 from the amount for the second quarter of 1995 as a result of increased occupancy.

TOTAL EXPENSES increased by $895,000 or approximately 5.0% to $18,670,000 in the first six months of 1996 from $17,775,000 in the first six months of 1995. Interest expense increased by $437,000 or 8.0% to $5,910,000 in the first six months of 1996 from $5,473,000 in the first six months of 1995. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, which include maintenance and repairs, real estate taxes, advertising, utilities, and on-site administrative expenses, increased by $312,000 or 4.5%
to $7,195,000 in the first six months of 1996 from $6,883,000 in the first six months of 1995. Of such increase, $29,000 was attributable to Properties acquired or disposed in 1995 and 1996. General and administrative expenses represent the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $140,000 in the first six months of 1996 from the first six months of 1995.

NET INCOME AFTER MINORITY INTEREST decreased by $391,000 to $3,102,000 in the first six months of 1996 from $3,493,000 in the first six months of 1995. The decrease in net income was largely the result of an extraordinary charge of $2,845,000 related to the early extinguishment of debt, partially offset by gain on the sales of real estate of $2,409,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, Essex had $5,710,000 in cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using this working capital, the proceeds from its sale of Convertible Preferred Stock (as defined below) and any portion of net cash flow from operations not currently distributed. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $17,600,000. The Company is currently negotiating to increase the committed amount of one of its lines of credit, which, upon such increase would result in the Company having an aggregate committed amount under all lines of credit of $39,000,000. At June 30, 1996 Essex had $12,843,000 outstanding on its lines of credit, with interest rates generally ranging from 7.4% to 7.5%.

Essex's cash balance increased $1,727,000 from $3,983,000 as of December 31, 1995 to $5,710,000 as of June 30, 1996. This increase in cash was the result of $8,073,000 net cash provided by operating activities, increased by $479,000 net cash provided by investing activities and reduced by $6,825,000 in net cash used by financing activities. The significant components which contributed to the $479,000 net cash provided by investing activities was $13,506,000 provided by the disposition of real estate as offset by $13,417,000 used to purchase and upgrade rental properties. The significant components which contributed to the $6,825,000 net cash used by financing activities were $47,083,000 of proceeds from mortgages, other notes payable and lines of credit as offset by $46,972,000 of repayments of mortgages, other notes payable and lines of credit and $6,908,000 of dividends/distribution paid.

As of June 30, 1996, the combined outstanding indebtedness under mortgages and lines of credit consisted of $128,531,000 in fixed rate debt, (such component includes variable rate indebtedness subject to interest rate swap agreements), $12,505,000 in debt based on the Federal Home Loan Bank's 11th District Cost of Funds index ("the 11th District Debt"), $13,600,000 of debt represented by tax exempt variable rate demand bonds. Essex's 11th District Debt is subject to maximum annual payment adjustments of 7.5% and a maximum interest rate during the term of the loans of 13%.

In May 1995, Essex entered into an interest rate swap agreement extending through June 1999. The interest rate swap agreement fixes the thirty-day LIBOR rate at 5.79% for mortgage notes payable with aggregate balances of $22,838,000 as of June 30, 1996.

Essex expects to incur approximately $1,450,000 or $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1996. These expenditures do not include the improvements required in connection with Northwestern Mutual mortgage loans and renovation expenditures required pursuant to the requirements related to the tax-exempt variable rate demand bonds. Essex expects that cash from operations and/or the lines of credit will fund such expenditures.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

On July 1, 1996, the Company sold 340,000 shares of its 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") for $8,500,000 and borrowed $11,500,000 from Tiger/Westbrook. Upon stockholder approval of the transaction, the $11,500,000 loan will be automatically exchanged for an additional 460,000 shares of Convertible Preferred Stock. In the event that stockholder approval of the transaction is not obtained and the Internal Revenue Service does not approve the transaction on or before December 16, 1996, the $11,500,000 loan will be payable no later than April 30, 1997. Upon stockholder approval of the transaction, the Company may require Tiger/Westbrook to purchase up to an additional $20,000,000 of Convertible Preferred Stock any time prior to June 20, 1997.

The Company expects to utilize the proceeds of the follow-on public offering of shares of common stock funds available from the sale of Convertible Preferred Stock to Tiger/Westbrook, availability under its lines of credit, and cash balances to fund its current and future property acquisition and development activities. Essex expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of short-term financing of acquisition and development activities through the issuance of long-term secured and unsecured debt and offerings by Essex of additional equity securities (or limited partnership interests in the Operating Partnership).

On March 7, 1996, the Company filed a shelf registration statement for up to $100,000,000 of Common Stock, preferred stock, depository shares and warrants to purchase common and preferred stock. The shelf registration statement was declared effective by the Securities and Exchange Commission on June 6, 1996. In late July 1996, the Company commenced an underwritten follow-on public offering of shares of its common stock. On August 8, 1996, the follow-on offering was priced at $22.75 per share of Common Stock with the number of shares in the offering set at 2,200,000 shares (not including 330,000 shares that may be sold
pursuant to the     exercise of the underwriters over allotment option), and is anticipated to close on August 14, 1996.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations an appropriate measure of performance of an equity REIT. Generally, Funds from Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth Essex's calculation of actual Funds from Operations for the quarter ended June 30, 1996 and 1995.

                                                    Three months ended
                                          ---------------------------------
                                          June 30, 1996       June 30, 1995
                                          -------------       -------------
Income before minority interest
  and extraordinary item                    $ 4,849,000         $ 2,836,000
Adjustments:
    Depreciation & Amortization               2,047,000           2,000,000
    Adjustment for Unconsolidated
       Joint Venture                            130,000                   0
    Non-recurring Items, including
       gain on sales of real estate
       and loss from hedge termination       (2,391,000)           (776,000)
    Minority Interest - Pathways               (132,000)           (129,000)
                                            -----------         -----------
    Funds from Operations                   $ 4,503,000         $ 3,931,000
                                            -----------         -----------
                                            -----------         -----------
Number of Shares (1)                          8,130,000           8,130,000

(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership into shares of Essex's common stock.

The National Association of Real Estate Investment Trusts ("NAREIT"), a leading industry trade group, has approved a revised definition of Funds from Operations, which provides that the amortization of deferred financing costs is no longer added back to net income to calculate Funds from Operations. Essex has adopted the revised NAREIT definition of Funds from Operations as of January 1, 1996 and has restated prior year amounts for consistency.

PART II   OTHER INFORMATION

ITEM 2:   CHANGES IN SECURITIES

          On June 20, 1996, the Company entered into a definitive agreement to sell up to $40.0 million of the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively, "Tiger/Westbrook"). In the first phase of this transaction, Tiger/Westbrook on July 1, 1996 purchased 340,000 shares of Convertible Preferred Stock for an aggregate purchase price of $8.5 million and loaned the Company an additional $11.5 million, which loan will be exchanged for shares of Convertible Preferred Stock upon stockholder approval of the transaction. Upon such stockholder approval and as part of the second phase of this transaction, Tiger/Westbrook is obligated to purchase up to an additional $20.0 million of Convertible Preferred Stock as requested by Essex on or prior to June 20, 1997.

          Dividends may be authorized, declared and paid on shares of Common Stock in any fiscal quarter only if full cumulative dividends have been paid on, or authorized and set apart on all shares of Convertible Preferred Stock for all prior dividends through and including the end of such quarter. Holders of shares of Convertible Preferred stock are entitled to receive annual cumulative cash dividends, payable quarterly, in an amount equal to the greater or (i) $2.1875 per share 8.75% of the $25.00 per share price) or (ii) the dividends (subject to adjustment) paid with respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock. After June 20, 1997, 25% of the 1.6 million authorized shares of Convertible Preferred Stock is convertible into Common Stock at the option of the holder, and thereafter, at the beginning of each next three-month period, an additional 25% of the authorized shares of Convertible Preferred Stock is convertible. The conversion price per share of Convertible Preferred Stock is $21.875, subject to adjustment under certain circumstances.

          The Convertible Preferred Stock ranks senior to the Common Stock with respect to the payments of dividends and amounts upon liquidation, dissolution or winding up of the Company. Except as indicated below with respect to the election of directors of the Company, certain amendments to the Company's articles of incorporation, as amended and supplemented (the "Charter") and certain other specified matters, the holders of shares of Convertible Preferred Stock have no voting rights. The holders of the Convertible Preferred Stock as a class ordinarily have the right to elect one director. In the event of a breach of certain protective provisions (a "Charter Breach") set forth in the Articles Supplementary pertaining to the Convertible Preferred Stock (the "Articles Supplementary"), the holders of the Convertible Preferred Stock will be entitled to elect an aggregate of four directors and in the event of Dividend Default as defined in the Articles Supplementary, the holders of Convertible Preferred Stock will be entitled to elect an aggregate of five directors.

          The approval of holders of two-thirds of the outstanding shares of Convertible Preferred Stock is required to (i) increase the number of authorized shares of Convertible Preferred Stock, (ii) create or issue any class of stock ranking prior to or on a parity with the Convertible Preferred Stock, (iii) amend or alter the Company's Charter or Bylaws in a manner that would adversely affect the holders of Convertible Preferred Stock, (iv) effect a voluntary liquidation, dissolution or winding up of the Company, the sale of substantially all of the assets of the Company, the merger or consolidation of the Company and (v) for certain other specified matters. In addition, the approval of holders of a majority of the outstanding shares of Convertible Preferred Stock is required for the Company (i) to sell certain specified amounts of its assets, (ii) to make certain specified major changes in its business and (iii) to effect any change in control of the Company of the Operating Partnership. Pursuant to the terms of the stock purchase agreement pertaining to the Convertible Preferred Stock, Tiger/Westbrook has the preemptive right to purchase a pro rata share, based on its holding of Convertible Preferred Stock on a converted basis, of any future issuance by the Company of any stock. In addition, the holders of Convertible Preferred Stock have certain registration rights pursuant to which they may cause the Company to register Convertible Preferred Stock and/or Common Stock issuable upon the conversion of Convertible Preferred Stock. The Company intends to seek stockholder approval for the sale of up to $40.0 million of Convertible Preferred Stock to Tiger/Westbrook in September, 1996.

          The foregoing summary of the sale and terms of the Convertible Preferred Stock does not purport to be complete and is subject to and qualified in its entirety by the Articles Supplementary and the other exhibits that were filed with the Company's Current Report on Form 8-K, filed on July 16, 1996, which are incorporated herein by reference.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          A. EXHIBITS
             --------

            1.1     Purchase Agreement dated as of August 8, 1996,
                    among Essex Property  Trust, Inc., Merrill Lynch
                    & Co., Merrill Lynch, Pierce, Fenner & Smith
                    Incorporated, Donaldson, Lufkin & Jenrette
                    Securities Corporation, Raymond James & Associates,
                    Inc., and Sutro & Co. Incorporated, as representatives
                    of several underwriters.                                 (1)

            1.2     Pricing Agreement dated as of August 8, 1996, among
                    Essex Property Trust, Inc., Merrill Lynch & Co.,
                    Merrill Lynch, Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation,
                    Raymond James & Associates, Inc., and Sutro & Co. Incorporated, as representatives of several
                    underwriters.                                            (1)

            3.1     Articles Supplementary of Essex Property Trust, Inc.
                    for the 8.75% Convertible Preferred Stock,
                    Series 1996A                                             (2)

            3.2     Amended and Restated Bylaws of Essex Property
                    Trust, Inc.                                              (2)

           10.1     Stock Purchase Agreement dated as of June 20, 1996
                    by and between Essex Property Trust, Inc. and
                    Tiger/Westbrook Real Estate Fund L.P. and Tiger/
                    Westbrook Real Estate Co-Investment Partnership, L.P.    (2)

           10.2     Amendment No. 1 to Stock Purchase Agreement dated
                    as of July 1, 1996 by and between Essex Property
                    Trust, Inc. and Tiger/Westbrook Real Estate Fund, L.P.
                    and Tiger/Westbrook Real Estate Co-Investment
                    Partnership, L.P.                                        (2)

           10.3     First Amendment to Investor Rights Agreement dated
                    July 1, 1996 by and between George M Marcus and The
                    Marcus & Millichap Company                               (2)

           10.4     Loan Facility Agreement dated as of June 20, 1996
                    among Essex Property Trust, Inc. and T/W Essex
                    Funding, L.L.C.                                          (2)

           10.5     Amendment No. 1 to Loan Facility Agreement dated
                    as of July 1, 1996 by and between Essex Property
                    Trust, Inc. and T/W Essex Funding, L.L.C.                (2)

           10.6     Guarantee dated as of June 20, 1996 of Essex
                    Portfolio, L.P. to T/W Essex Funding, L.L.C.             (2)

           10.7     Reaffirmation of Guarantee dated as of
                    July 1, 1996 by Essex  Portfolio, L.P.                   (2)

           10.8     Registration Rights Agreement, dated as of
                    June 20, 1996                                            (2)

           10.9     Letter Agreement, dated July 1, 1996, among Essex
                    Property Trust, Inc., Essex Portfolio, L.P.,
                    Tiger/Westbrook Real Estate Fund, L.P. and Tiger/
                    Westbrook Real Estate Co-Investment Partnership, L.P.    (2)

           12.1     Schedule of Confirmation Ratio of Earnings to
                    Fixed Charges                                        Page 18

           27.1     Article 5 Financial Data Schedule (EDGAR Filing Only)    ---

           99.1     Press Release, dated July 1, 1996                        (2)

           99.2     Press Release, dated June 27, 1996                       (2)

     _____________________

               (1)  Incorporated by reference to the identically numbered exhibit is the Company's Current Report on Form 8-K, filed August 13, 1996.

               (2)  Incorporated by reference to the identically numbered exhibit is the Company's Current Report on Form 8-K, filed July 16, 1996.

          B. REPORTS ON FORM 8-K

          On July 16, 1996, Essex filed a current report on Form 8-K, which described its sale of 8.75% Convertible Preferred Stock, Series 1996A and which included as exhibits certain agreements and other documents relating to such sale.

          On August 13, 1996, Essex filed a current report on Form 8-K, which included as exhibits the Purchase Agreement and Pricing Agreement pertaining to Essex's pending follow-on offering of Common Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ESSEX PROPERTY TRUST, INC.



                                          /s/ Mark J. Mikl
                                        ------------------------------
                                        Mark J. Mikl, Controller
                                        (Principal Accounting Officer)


                                          8/13/96
                                        ------------------------------
                                        Date