Form 10-Q
period 1996-09-30
ESSEX PROPERTY TRUST INC
filed 1996-11-13
CIK 920522

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                          OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

                                    (415) 494-3700
                 (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           8,805,500 shares of Common Stock
                     with $.0001 par value as of November 12, 1996

                                        INDEX

Exhibit
Number   Description                                            Page Number
-------  -----------                                            -----------
PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements (Unaudited)                                 3

         Condensed Consolidated Balance Sheet
         as of September 30, 1996 and December 31, 1995                   4

         Condensed Consolidated Statement of Operations
         for the three months ended September 30, 1996 and 1995           5

         Condensed Consolidated Statement of Operations
         for the nine months ended September 30, 1996 and 1995            6

         Condensed Consolidated Statement of Stockholders'
         Equity from January 1, 1994 through September 30, 1996           7

         Condensed Consolidated Statement of Cash Flows
         for the nine months ended September 30, 1996 and 1995            8

         Notes to Condensed Consolidated Financial Statements             9

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              19

PART II: OTHER INFORMATION
Item 2:  Changes in Securities                                            23

Item 4:  Submission for Matters to a Vote of Security Holders             24

Item 6:  Exhibits and Reports on Form 8-K                                 25

         Signatures                                                       26

PART I     FINANCIAL INFORMATION


ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)

           "Essex" means Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, or where the context otherwise requires, Essex
           Portfolio, L.P., a partnership in which Essex Property
           Trust, Inc. is the sole general partner.

           The information furnished in the accompanying condensed consolidated balance sheet, condensed consolidated statements of operations, stockholders' equity and cash flows of Essex reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

           The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  ESSEX PROPERTY TRUST, INC.
                            Condensed Consolidated Balance Sheet
                                         (Unaudited)
                                   (Dollars in thousands)


                                           September 30,        December 31,
                         ASSETS                1996                 1995
                                           -------------        ------------
Real estate:
    Rental properties:
         Land and land improvements         $   78,409           $  61,738
         Buildings and improvements            266,495             222,620
                                            ----------           ---------
                                               344,904             284,358
         Less accumulated depreciation         (45,296)            (40,281)
                                            ----------           ---------
                                               299,608             244,077
    Investments                                  8,576               8,656
                                            ----------           ---------
                                               308,184             252,733

Cash and cash equivalents                        6,238               3,983
Notes and other related party receivables        3,319               4,780
Notes and other receivables                      5,105               5,130
Prepaid expenses and other assets                4,706               1,944
Deferred charges, net                            2,903               5,090
                                            ----------           ---------
                                            $  330,455           $ 273,660
                                            ----------           ---------
                                            ----------           ---------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                      $  129,176           $ 136,061
Lines of credit                                  7,500              18,463
Accounts payable and accrued liabilities         8,866               2,964
Dividends payable                                4,834               3,455
Other liabilities                                1,984               1,565
                                            ----------           ---------
            Total liabilities                  152,360             162,508

Minority interest                               25,363              26,423

Stockholders' equity:
    8.75% Convetible Preferred Stock,
      Series 1996A: $.0001 par value,
      1,600,000 and none authorized and
      800,000 and none issued and
      outstanding                                   -                   -
    Common stock, $.0001 par value, per
      share, 668,400,000 and 670,000,000
      authorized, 8,805,500 and 6,275,000
      issued and outstanding                         1                   1
    Excess stock, $.0001 par value per
      share, 330,000,000 shares authorized,
      no shares issued or outstanding
    Additional paid-in capital                 184,100             112,070
    Accumulated deficit                        (31,369)            (27,342)
                                            ----------           ---------
               Total stockholders' equity      152,732              84,729
                                            ----------           ---------
                                            $  330,455           $ 273,660
                                            ----------           ---------
                                            ----------           ---------

     See accompanying notes to the unaudited financial statements.

                      ESSEX PROPERTY TRUST, INC.
          Condensed Consolidated Statement of Operations
                              (Unaudited)
          (Dollars in thousands, except per share amounts)

                                                  Three months ended
                                           ---------------------------------
                                           September 30,        December 31,
                                               1996                 1995
                                           -------------        ------------
Revenues:
    Rental                                   $    12,119          $   10,387
    Interest and other income                        704                 597
                                             -----------          ----------
                                                  12,823              10,984
                                             -----------          ----------
Expenses:
    Property operating expenses
         Maintenance and repairs                   1,113                 980
         Real estate taxes                           924                 831
         Utilities                                   791                 726
         Administrative                              713                 636
         Advertising                                 161                  67
         Insurance                                   190                 143
         Depreciation and amortization             2,276               2,037
                                             -----------          ----------
                                                   6,168               5,420
                                             -----------          ----------

    Interest                                       2,828               2,725
    Amortization of deferred financing costs         103                 311
    General and administrative                       416                 360
    Loss from hedge termination                        3                  26
                                             -----------          ----------
         Total expenses                            9,518               8,842
                                             -----------          ----------

         Net income before gain on sales of
            real estate, minority interest
            and extraordinary item                 3,305               2,142

    Gain on sales of real estate                      71                   0
                                             -----------          ----------

         Net income before minority interest
            and extraordinary item                 3,376               2,142

    Minority interest                               (672)               (554)
                                             -----------          ----------
         Income before extraordinary item          2,704               1,588

    Extraordinary item:
         Loss on early extinguishment of debt       (472)                  0
                                             -----------          ----------
             Net income                          $ 2,232          $    1,588
                                             -----------          ----------
                                             -----------          ----------

Per share data:
    Net income per share form operations
       before extraordinary item                 $  0.33           $    0.25
    Extraordinary item -  debt extinguishment      (0.06)               0.00
                                             -----------          ----------
             Net income per share                $  0.27           $    0.25
                                             -----------          ----------
                                             -----------          ----------

    Weighted average number of shares
        outstanding during the period          7,611,139           6,275,000
                                             -----------          ----------
                                             -----------          ----------

      See accompanying notes to the unaudited financial statements.

                     ESSEX PROPERTY TRUST, INC.
          Condensed Consolidated Statement of Operations
                           (Unaudited)
          (Dollars in thousands, except per share amounts)

                                                  Nine months ended
                                           ---------------------------------
                                           September 30,        September 30,
                                               1996                 1995
                                           -------------        ------------
Revenues:
    Rental                                     $  34,123         $    31,112
    Interest and other income                      2,008               1,706
                                           -------------        ------------
                                                  36,131              32,818
                                           -------------        ------------

Expenses:
    Property operating expenses
         Maintenance and repairs                   3,218               2,898
         Real estate taxes                         2,693               2,533
         Utilities                                 2,276               2,240
         Administrative                            1,967               1,965
         Advertising                                 451                 216
         Insurance                                   482                 414
         Depreciation and amortization             6,513               6,008
                                           -------------        ------------
                                                  17,600              16,274
                                           -------------        ------------

    Interest                                       8,738               8,198
    Amortization of deferred financing costs         529               1,023
    General and administrative                     1,279               1,083
    Loss from hedge termination                       42                  39
                                           -------------        ------------
         Total expenses                           28,188              26,617
                                           -------------        ------------

         Net income before gain on sales of
            real estate, minority interest
            and extraordinary item                 7,943               6,201

    Gain on sales of real estate                   2,480                 789
                                           -------------        ------------

         Net income before minority interest
            and extraordinary item                10,423               6,990

    Minority interest                             (1,772)             (1,755)
                                           -------------        ------------
         Income before extraordinary item          8,651               5,235

    Extraordinary item:
         Loss on early extinguishment of debt     (3,317)               (154)
                                           -------------        ------------
             Net income                        $   5,334           $   5,081
                                           -------------        ------------
                                           -------------        ------------

Per share data:
    Net income per share form operations
       before extraordinary item               $    1.26           $    0.83
    Extraordinary item -  debt extinguishment      (0.50)              (0.02)
                                           -------------        ------------
             Net income per share              $    0.76           $    0.81
                                           -------------        ------------
                                           -------------        ------------

    Weighted average number of shares
        outstanding during the period          6,720,380           6,275,000
                                           -------------        ------------
                                           -------------        ------------

     See accompanying notes to the unaudited financial statements.

                       ESSEX PROPERTY TRUST, INC.
           Consolidated Statement of Stockholders' Equity
         For the nine months ended September 30, 1996 and the
            years ended December 31, 1995, 1994 and 1993
                    (Dollars and shares in thousands)

                                                                                                     Retained
                                  Preferred stock            Common stock          Additional        earnings/
                               ---------------------    ----------------------      paid - in      (Accumulated
                               Shares        Amount     Shares        Amount         capital         deficit)          Total
                               -------      --------    -------      ---------     -----------     ------------      ---------
Balance at December 31, 1992      -         $    -         -         $    -          $   -         $    8,844        $  8,844

Contributions                     -              -         -              -              -                100             100
Distributions                     -              -         -              -              -             (1,139)         (1,139)
Net loss                          -              -         -              -              -                (33)            (33)
                               -------      --------    -------      ---------     -----------     ------------      ---------
Balance at December 31, 1993      -              -         -              -              -              7,772           7,772

Distributions                     -              -         -              -              -             (1,273)         (1,273)
Net income through June 12, 1994  -              -         -              -              -                152             152
                               -------      --------    -------      ---------     -----------     ------------      ---------
Balance at June 12, 1994          -              -         -              -              -              6,651           6,651

Net proceeds from the initial
    public offering               -              -         6,275             1        112,070             -           112,071
Effect of the initial public
    offering                      -              -         -              -              -             (5,658)         (5,658)
Recognition of minority interest  -              -         -              -              -            (25,889)        (25,889)
                               -------      --------    -------      ---------     -----------     ------------      ---------

Balances after the reorganization
     and offering                 -              -         6,275             1        112,070         (24,896)         87,175

Net income                        -              -         -              -              -              3,266           3,266
Dividends declared                -              -         -              -              -             (5,742)         (5,742)
                               -------      --------    -------      ---------     -----------     ------------      ---------
Balances at December 31, 1994     -              -         6,275             1        112,070         (27,372)         84,699

Net income                        -              -         -              -              -             10,604          10,604
Dividends declared                -              -         -              -              -            (10,574)        (10,574)
                               -------      --------    -------      ---------     -----------     ------------      ---------
Balances at December 31, 1995     -              -         6,275             1        112,070         (27,342)         84,729

Net proceeds from preferred
    stock sale                    800            -         -              -            18,025              -           18,025
Net proceeds from follow-on
    public offering               -              -         2,530          -            53,996              -           53,996
Net proceeds from options
    exercised                     -              -             1          -                 9              -                9
Net income                        -              -         -              -              -              5,334           5,334
Dividends declared                -              -         -              -              -             (9,361)         (9,361)
                               -------      --------    -------      ---------     -----------     ------------      ---------
Balances at September 30, 1996    800       $    -         8,806        $    1       $184,100        $(31,369)       $152,732
                               -------      --------    -------      ---------     -----------     ------------      ---------
                               -------      --------    -------      ---------     -----------     ------------      ---------


     See accompanying notes to the unaudited financial statements.

                      ESSEX PROPERTY TRUST, INC.
           Condensed Consolidated Statement of Cash Flows
                             (Unaudited)
                       (Dollars in thousands)


                                                                Nine months ended
                                                       ---------------------------------
                                                       September 30,        September 30,
                                                            1996                 1995
                                                       -------------        ------------
Net cash provided by operating activities               $    16,844         $    13,950

Cash flows from investing activities:
    Additions to real estate investments                    (72,640)             (1,992)
    Dispositions of real estate investments                  13,327               4,569
    Investments in corporations and joint ventures              425              (4,262)
                                                       -------------        ------------
Net cash used in investing activities                       (58,888)             (1,685)

Cash flows from financing activities:
    Proceeds from mortgages, other notes payable
         and lines of credit                                 64,383              16,400
    Repayment of mortgages, other notes payable
         and lines of credit                                (82,231)            (18,423)
    Additions to deferred charges                              (979)               (608)
    Additions to notes and other related party
         receivables/payables                                (4,636)               -
    Repayment of notes and other related party
         receivables/payables                                 6,097                (160)
    Net proceeds from convertible preferred stock sale       18,025                -
    Net proceeds from follow-on common stock offering        54,005                -
    Distribution to partners/dividends to shareholders      (10,365)            (10,244)
                                                       -------------        ------------
Net cash provided by (used in) financing activities          44,299             (13,035)
                                                       -------------        ------------


Net increase (decrease) in cash and cash equivalents          2,255                (770)

Cash and cash equivalents at beginning of period              3,983               2,411
                                                       -------------        ------------
Cash and cash equivalents at end of period               $    6,238          $    1,641
                                                       -------------        ------------
                                                       -------------        ------------

Supplemental diclosure of cash flow information
    Cash paid for interest                               $    8,945          $    8,238
                                                       -------------        ------------
                                                       -------------        ------------

Supplemental disclosure of non-cash investing
  and financing activity
    Dividends declared and payable                       $    4,834          $    3,455
                                                       -------------        ------------
                                                       -------------        ------------


     See accompanying notes to the unaudited financial statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K/A2 for the year ended December 31, 1995.

The consolidated financial statements for the three months and nine months ended September 30, 1996 and 1995 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning 82.6% and 77.2% interests as of September 30, 1996 and 1995, respectively.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  SIGNIFICANT TRANSACTION

(A)  EQUITY TRANSACTIONS

(i) On June 20, 1996, the Company entered into an agreement to sell up to $40,000 of the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partner ship, L.P. (collectively, "Tiger/Westbrook"). In the first phase of this transaction Tiger/Westbrook on July 1, 1996 purchased 340,000 shares of Convertible Preferred Stock for an aggregate purchase price of $8,500 and loaned the Company an additional $11,500. This loan was exchanged for 460,000 shares of Convertible Preferred Stock at $25 per share upon stockholder approval of the transaction on September 27, 1996. Tiger/Westbrook is obligated to purchase up to an additional $20,000 of Convertible Preferred Stock as requested by Essex on or prior to June 20, 1997. Holders of shares of Convertible Preferred Stock are entitled to receive annual cumulative cash dividends, payable quarterly, in an amount equal to the greater of (i) $2.1875 per share (8.75% of the $25.00 per share price) or (ii) the dividends (subject to adjustment) paid with respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock. After June 20, 1997, 25% of the 1.6 million authorized shares of Convertible Preferred Stock is convertible into Common Stock at the option of the holder, and thereafter, at the beginning of each next three-month period, an additional 25% of the Convertible Preferred Stock is convertible. The conversion price per share of Convertible Preferred Stock is $21.875, subject to adjustment under certain circumstances.

(ii) On August 14, 1996, the Company sold 2.2 million shares of Common Stock in a follow-on public offering for $22.75 per share. In addition, on August 20, 1996, the underwriters for this offering exercised their "over-allotment" option and purchased an additional 330,000 shares at $22.75 per share. Upon completion of this follow-on offering the Company used the proceeds to increase its ownership interest in the Operating Partnership from approximately 77.2% to 82.6%.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(iii) On September 18, 1996, the Board of Directors of the Company voted to increase the dividend to an annualized rate of $1.74 per share, from $1.70 per share and declared a quarterly cash dividend of $.435 per share to be paid to stockholders of record as of September 30, 1996.

(B) ACQUISITIONS

(i) On August 23,1996, the Company completed its acquisition of Camarillo Oaks Apartments, a 371 unit apartment community in Camarillo, California for a contract price of $20,750. The property offers a full amenity package including swimming pools, spa, sauna and picnic areas. Essex utilized proceeds from the equity transactions and the sale of a property in the second quarter of 1996 to fund this acquisition. Subsequent to September 30, 1996, the Company placed $19,420 of tax-exempt financing on the property.

(ii) On August 30, 1996, the Company acquired Landmark Apartments, a 285 unit apartment community in Hillsboro, Oregon for a contract price of $17,700.
The amenities at the community include a swimming pool, indoor Jacuzzi, racquetball court, and fitness center. Essex utilized proceeds from the equity transactions to fund this purchase.

(iii) On August 30, 1996, the Company acquired Eastridge Apartments, a 188 unit apartment community in San Ramon, California for an approximate price of $19,200. The community features a fitness center, spa, pool and security perimeter. Essex utilized proceeds from the equity transactions to fund this purchase.

(C) DEVELOPMENT ACTIVITIES

(i) Essex previously entered into a partnership for the purpose of developing Jackson School Village, a 200 unit apartment community in Hillsboro, Oregon. The lease up on this project started in early August 1996 with substantial completion of the project anticipated by the end of the year.

(ii) The Company has entered into a letter agreement with Fairfield Properties to form a partnership that will construct 374 apartment units in Milpitas, California. The partnership agreement is near completion and estimates the total project cost to be $45,500. Essex has entered into a contract to purchase the land for this development for approximately $10,900. The purchase contract requires Essex to acquire the site within 90 days after the completion of the entitlement phase of this project, currently anticipated to be approximately March 1997. The land is expected to be contributed to the partnership upon closing the land purchase.

(D) DISPOSITIONS

(i) Essex has entered into a contract to sell its six neighborhood shopping centers for $22,200. The contract is subject to a number of contingencies and there is no assurance that such sale will be completed.

(E) DEBT RELATED TRANSACTIONS

(i) On August 14, 1996, Essex repaid a $9,938 LIBOR based variable rate loan which had an interest rate swap agreement fixing the interest rate at 6.69%. Essex wrote off approximately $383 in deferred financing and interest rate protection costs associated with this loan. Essex utilized proceeds from the equity transactions to fund this payoff.

(ii) On August, 14, 1996, Essex repaid a $7,224, 8.5% fixed rate loan which was assumed upon the purchase of Treetops Apartments on January 31, 1996. Essex wrote off approximately $64 in deferred financing costs related to this transaction. Essex utilized proceeds from the equity transactions to fund this payoff.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT  FOR PER SHARE AMOUNTS)

(iii) On August 22, 1996, the City of Freemont issued $9,800 in variable rate tax-exempt demand bonds related to the financing of Treetops Apartments. The 30 year bonds, which mature August, 2026, were enhanced by FNMA and achieved a Standard & Poor's rating of AAA/A-1+. The bonds credit enhancement is secured by Treetops Apartments, a 172 unit apartment community located in Fremont, California. The bonds have a seven year interest rate cap at 7.0%. Essex will use approximately $925 on the bond proceeds to renovate the property. The net proceeds will be used for property acquisitions and/or debt repayments.

(3)  RELATED PARTY TRANSACTIONS

Since June 13, 1994, all general and administrative expenses of the Company and Essex Management Corporation ("EMC") have been initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three and nine months ended September 30, 1996 totaled $465 and $1,321, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

Included in rental income in the accompanying consolidated statements of operations is related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursements, of $169 and $509 for the three and nine months ended September 30, 1996, respectively and $170 and $505 for the three and nine months ended September 30, 1995, respectively.

Included in other income for the three and nine months ended September 30, 1996 is interest income of $212 and $729, respectively, which were earned principally under notes receivable from Essex Fidelity I Corporation, Essex Sacramento Corporation, Essex Marina Cove, L.P., and Pathways. In addition, management fees and equity income of $282 and $652 were earned for the three and nine month periods ended September 30, 1996, respectively, from Essex Bristol Partners, L.P., Essex San Ramon Partners, L.P. and Essex Marina Cove, L.P.

Since June 13, 1994, EMC has provided property management services to the Company's neighborhood shopping centers. The fee paid by the Company for the three and nine months ended September 30, 1996 was $28, and $85, respectively, and is included in administrative expense in the accompanying consolidated statements of operations.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Notes and other related party receivables as of September 30, 1996 and December 31, 1995 consist of the following:

                                                  September 30,   December 31,
                                                       1996            1995
                                                       ----            ----
    Notes receivable from Essex Sacramento
     Corporation bearing interest at 9% due
     on demand                                      $  1,466        $  2,566

    Notes receivable from Essex Fidelity I
     Corporation interest at 9% due on demand            226             974


    Notes receivable from Essex Fidelity I
     Corporation and Jackson School Village,
     L.P. bearing interest at 9.5% - 10%, due 2015       500             500

    Other related party receivables                    1,127             740
                                                    --------        --------
                                                     $ 3,319         $ 4,780
                                                    --------        --------
                                                    --------        --------

Other related party receivables consist primarily of unreimbursed expenses due from EMC, accrued interest income on related party notes receivables and acquisition cost-related reimbursements due from Essex San Ramon Partners, L.P.

During the three and nine months ended September 30, 1996, the Company paid brokerage commissions totaling $0 and $562, respectively to M&M in connection with the purchase and disposition of real estate. The commissions are reflected as an increased cost on the purchase of real estate or a reduction in the gain on sale in the accompanying condensed consolidated financial statements.

(4) PRO FROMA FINANCIAL INFORMATION

    In 1996, Essex consummated five property acquisitions and two property dispositions with independent third parties in "arms-lengths" transactions. One property acquisition was acquired on November 7, 1996 subsequent to the quarter ended September 30, 1996. The property, Meadowood Apartments, was built in 1986 and contains 320 apartment units with 264,500 square feet located in Simi Valley, California. The contract price was $25,740. The seller was an unrelated third party. Essex assumed $17,733 in tax exempt bonds with a 6.455% interest rate. The interest rate on bonds is fixed through February 2008 at which time they will be repriced at the market rate at that time. The bonds mature in January 2026. The balance of the purchase price was funded by the October 24, 1996 issuance of $19,420 in variable rate tax exempt bonds issued by the City of Camarillo in connection with the financing of Camarillo Oaks Apartments. The Camarillo bonds carry a "AAA" rating and are enhanced by Fannie Mae and mature in October 2026. The bonds have a seven year interest rate cap at 7%.

    The following unaudited pro forma condensed consolidated balance sheet as of September 30, 1996 and the statements of operations for the nine months ended September 30, 1996 and for the year ended December 31, 1995 are presented as if the 1996 property acquisitions and disposition had occurred on January 1, 1995.

Proforma financial statements table of contents:             Page
                                                             ----

Pro Forma Condensed Consolidated Balance Sheet as of
September 30, 1996                                             14

Pro Forma Condensed Consolidated Statement of
Operations for the nine months ended September 30, 1996        15

Pro Forma Condensed Consolidated Statement of Operations
for the year ended December 31, 1995                           16

Notes to Pro Forma Condensed Consolidated
Financial Statements                                           17

                        ESSEX PROPERTY TRUST, INC.
            PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                        AS OF SEPTEMBER 30, 1996
                              (Unaudited)
      (Dollars in thousands, except shares and per share amounts)

                                                                PRO FORMA
                                                              ADJUSTMENTS (2)
                                                                ACQUISITION
                                           HISTORICAL             PROPERTY            PRO FORMA
                                          ------------        ---------------        -----------
ASSETS
Real estate
  Rental properties
    Land and land improvements             $   78,409            $    6,435          $   84,844
    Buildings and improvements                266,495                19,305             285,800
                                           ----------            ----------          ----------
                                              344,904                25,740             370,644
  Less accumulated depreciation               (45,296)                                  (45,296)
                                           ----------            ----------          ----------
                                              299,608                25,740             325,348
  Investments                                   8,576                                     8,576
                                           ----------            ----------          ----------
                                              308,184                25,740             333,924

Cash and cash equivalents                       6,238                 2,463               8,701
Notes and other receivables                     8,424                                     8,424
Other assets                                    7,609                 1,450               9,059
                                           ----------            ----------          ----------
                                           $  330,455            $   29,653          $  360,108
                                           ----------            ----------          ----------
                                           ----------            ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                     $  129,176                37,153             166,329
Lines of credit                                 7,500                (7,500)                  0
Accounts payable and accrued liabilities        8,866                                     8,866
Dividends payable                               4,834                                     4,834
Other liabilities                               1,984                                     1,984
                                           ----------            ----------          ----------
  Total liabilities                           152,360                29,653             182,013

Minority interest                              25,363                                    25,363

STOCKHOLDERS' EQUITY
  8.75% convertible preferred stock,
    series 1996A, $.001 par value,
    1,600,000 authorized, 800,000
    issued and outstanding                          -                                       -
  Common stock, $.0001 par value, 668,400,000
    shares authorized, 8,805,500 shares
    issued and outstanding                          1                                         1
  Additional paid in capital                  184,100                                   184,100
  Accumlulated deficit                        (31,369)                                  (31,369)
                                           ----------            ----------          ----------
                                              152,732                     0             152,732
                                           ----------            ----------          ----------
                                            $ 330,455             $  29,653           $ 360,108
                                           ----------            ----------          ----------
                                           ----------            ----------          ----------

    See accompanying notes to Pro Forma financial statements

                      ESSEX PROPERTY TRUST, INC.
       PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                              (Unaudited)
      (Dollars in thousands, except shares and per share amounts)


                                                         PRO FORMA ADJUSTMENTS (3)
                                                       ----------------------------
                                                       ACQUISITION      DISPOSITION
                                       HISTORICAL      PROPERITIES      PROPERITIES      PRO FORMA
                                       ----------      -----------      -----------     ----------
REVENUES
  Rental                               $   34,123       $   7,240         $   701       $  40,662
  Interest and other income                 2,008             145               8           2,145
                                       ----------       ---------        --------       ---------
                                           36,131           7,385             709          42,807
EXPENSES
  Property operating expenses
    Maintenance and repairs                 3,218             657              55           3,820
    Real estate taxes                       2,693             667              69           3,291
    Utilities                               2,276             459              26           2,709
    Administrative                          1,967             407              48           2,326
    Advertising                               451             115               6             560
    Insurance                                 482              93              11             564
    Depreciation and amortization           6,513           1,459             106           7,866
                                       ----------       ---------        --------       ---------
                                           17,600           3,857             321          21,136
  Interest                                  8,738           1,283             180           9,841
  Amortization of deferred financing costs    529              18               8             539
  General and administrative                1,279               0               0           1,279
  Loss from hedge termination                  42               0               0              42
                                       ----------       ---------        --------       ---------
    Total expenses                         28,188           5,158             509          32,837
                                       ----------       ---------        --------       ---------

Income before gain on sales of real estate,
  minority interest and extraordinary item  7,943           2,227             200           9,970

Gain on sales of real estate                2,480               0               0           2,480
                                       ----------       ---------        --------       ---------

Income before minority interest and
  extraordinary item                       10,423           2,227             200          12,450

Minority interest                          (1,772)           (386)            (35)         (2,123)
                                       ----------       ---------        --------       ---------

Income before extraordinary item            8,651           1,841             165          10,327

Extraordinary item                         (3,317)              0               0          (3,317)
                                       ----------       ---------        --------       ---------

 Net income                            $    5,334        $  1,841         $   165       $   7,010
                                       ----------       ---------        --------       ---------
                                       ----------       ---------        --------       ---------

PER SHARE DATA
  Net income per share from operations
    before extraordinary item          $     1.26                                       $    1.17
  Extraordinary item - debt
    extinguishment                          (0.50)                                          (0.37)
                                       ----------                                       ---------
  Net income per share                 $     0.76                                       $    0.80
                                       ----------                                       ---------
                                       ----------                                       ---------

Weighted average number of shares
  outstanding during the period         6,720,380                                       8,805,500
                                       ----------                                       ---------
                                       ----------                                       ---------

SUPPLEMENTAL INFORMATION -
  FUNDS FROM OPERATIONS
  Income before minority interest and
    extraordinary item                  $  10,423        $  2,227         $   200       $  12,450
  Adjustments
    Depreciation and amortization           6,513           1,459             106           7,866
    Adjustment for unconsolidated
      joint ventures                          379               0               0             379
    Non-recurring items, including gain
      on sales of real estate and loss
      from hedge termination               (2,438)              0               0         (2,438)
    Minority interest - Pathways             (416)              0                           (416)
                                       ----------       ---------        --------       ---------
    Funds from operations                $ 14,461        $  3,686         $   306       $ 17,841
                                       ----------       ---------        --------       ---------
                                       ----------       ---------        --------       ---------


     See accompanying notes to Pro Forma financial statements

                  ESSEX PROPERTY TRUST, INC.
     PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE TWELVE MONTHS ENDED  DECEMBER 31, 1995
                          (Unaudited)
     (Dollars in thousands, except shares and per share amounts)


                                                         PRO FORMA ADJUSTMENTS (3)
                                                       ----------------------------
                                                       ACQUISITION      DISPOSITION
                                       HISTORICAL      PROPERITIES      PROPERITIES      PRO FORMA
                                       ----------      -----------      -----------     ----------
REVENUES
  Rental                                $  41,640       $  12,617       $   1,813       $  52,444
  Interest and other income                 2,300             232              23           2,509
                                       ----------       ---------        --------       ---------
                                           43,940          12,849           1,836          54,953
EXPENSES
  Property operating expenses
    Maintenance and repairs                 3,811           1,133             171           4,773
    Real estate taxes                       3,371           1,156             191           4,336
    Utilities                               2,974             795             133           3,636
    Administrative                          2,592             732             121           3,203
    Advertising                               299             184              34             449
    Insurance                                 557             154              26             685
    Depreciation and amortization           8,007           2,403             286          10,124
                                       ----------       ---------        --------       ---------
                                           21,611           6,557             962          27,206
  Interest                                 10,928           2,194             474          12,648
  Amortization of deferred financing costs  1,355              34              23           1,366
  General and administrative                1,527               0               0           1,527
  Loss from hedge termination                 288               0               0             288
                                       ----------       ---------        --------       ---------
    Total expenses                         35,709           8,785           1,459          43,035
                                       ----------       ---------        --------       ---------

Income before gain on sales of real
  estate, minority interest and
  extraordinary item                        8,231           4,064             377          11,918

Gain on sales of real estate                6,013               0          (2,872)          8,885
                                       ----------       ---------        --------       ---------

Income before minority interest and
  extraordinary item                       14,244           4,064          (2,495)         20,803

Minority interest                          (3,486)           (705)            (65)         (4,126)
                                       ----------       ---------        --------       ---------

Income before extraordinary item           10,758           3,359          (2,560)         16,677

Extraordinary item                           (154)              0               0            (154)
                                       ----------       ---------        --------       ---------

 Net income                             $  10,604       $   3,359          (2,560)      $  16,523
                                       ----------       ---------        --------       ---------
                                       ----------       ---------        --------       ---------

PER SHARE DATA
  Net income per share from operations
    before extraordinary item           $    1.71                                       $    1.90
  Extraordinary item - debt
    extinguishment                          (0.02)                                          (0.02)
                                       ----------                                       ---------
  Net income per share                  $    1.69                                       $    1.88
                                       ----------                                       ---------
                                       ----------                                       ---------

Weighted average number of shares
  outstanding during the period         6,275,000                                       8,805,000
                                       ----------                                       ---------
                                       ----------                                       ---------

SUPPLEMENTAL INFORMATION -
  FUNDS FROM OPERATIONS
  Income before minority interest
    and extraordinary item              $  14,244        $  4,064          (2,495)      $  20,803
  Adjustments
    Depreciation and amortization           8,007           2,403             286          10,124
    Adjustment for unconsolidated
      joint ventures                          121               0               0             121
    Non-recurring items, including gain
      on sales of real estate and loss
      from hedge termination               (5,725)              0           2,872          (8,597)
    Minority interest - Pathways             (527)              0                            (527)
                                       ----------       ---------        --------       ---------
    Funds from operations               $  16,120        $  6,467             663       $  21,924
                                       ----------       ---------        --------       ---------
                                       ----------       ---------        --------       ---------


     See accompanying notes to Pro Forma financial statements

                              ESSEX PROPERTY TRUST, INC.
            NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                     (Unaudited)
             (Dollars in thousands, except shares and per share amounts)


(1) OVERVIEW

Between January 31, 1996 and November 7, 1996, Essex consummated five property acquisitions and two property dispositions with independent third parties in "arms-lengths" transactions. Below is a summary of property acquisitions and disposition whose effects are incorporated into the unaudited pro forma financial statements as of January 1, 1995.

1996 ACQUISITIONS

On January 31, 1996, Essex acquired Treetops Apartments which was built in 1978 and contains 172 apartment units with 131,200 square feet and is located in Fremont, California. The contract price was $10,725. Essex funded this acquisition by assuming an existing 8.5% fixed interest rate mortgage in the amount of $7,266 and the remainder was funded by Essex's lines of credit. On August 14, 1996, Essex repaid the mortgage on the property with the proceeds from its secondary common stock offering. On August 22, 1996, Essex completed a $9,800 tax exempt bond financing on the property.

On August 23, 1996, Essex completed its acquisition of Camarillo Oaks Apartments for a contract price of $20,750. Camarillo Oaks is a 371-unit apartment property consisting of approximately 303,800 square feet located in Camarillo, California. Essex utilized proceeds from its August 14, 1996 offering of common stock and from the sale of a property to complete the acquisition. On October 24, 1996, Essex completed a $19,420 tax exempt bond financing on the property.

On August 30, 1996, Essex acquired Eastridge Apartments which was built in 1988 and contains 188 apartment units with 174,100 square feet located San Ramon, California. The contract price was approximately $19,200. The price includes the cost relating to the retirement of a land lease which occurred on September 27, 1996. Essex utilized proceeds from its August 14, 1996 offering of common stock to complete the acquisition.

On August 30 1996, Essex acquired Landmark Apartments which was built in 1990 and contains 285 apartment units with 282,900 square feet located in Hillsboro, Oregon. The contract price was $17,700. Essex utilized proceeds from its August 14, 1996 offering of common stock to complete the acquisition.

On November 7, 1996, Essex acquired Meadowood Apartments, which was built in 1986 and contains 320 apartment units with 264,500 square feet located in Simi Valley, California. The contract price was $25,740. Essex assumed $17,733 in tax exempt bonds at a 6.455% interest rate. The bonds have a fixed interest rate through February 2008, at which time they will be repriced. The bonds mature in January 2026. The balance of the purchase price was funded by $19,420 of 30 year variable rate tax exempt bonds issued by the City of Camarillo in connection with Camarillo Oaks Apartments. The excess of the Camarillo bond proceeds not used to fund this acquisition went to fully pay off $7,500 outstanding on the Company's lines of credit.

                             ESSEX  PROPERTY TRUST, INC.
            NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                     (Unaudited)
             (Dollars in thousands, except shares and per share amounts)


1996 DISPOSITIONS

On April 30, 1996, Essex sold Viareggio Apartments, a 116-unit, 89,615 square foot apartment community located in San Jose, California. The gross sales price was $10,610, resulting in a net gain of approximately $2,266. Essex used the proceeds to reduce indebtedness and to facilitate the acquisition of Camarillo Oaks.

On June 21, 1996, Essex sold Westbridge Apartments, a 92-unit, 104,560 square foot apartment community in Yuba City, California. The gross sales price was $3,700, resulting in a net gain of approximately $214. Essex used the proceeds to reduce outstanding indebtedness.

(2) PRO FORMA BALANCE SHEET ADJUSTMENTS

The pro forma condensed consolidated balance sheet as of September 30, 1996 includes pro forma adjustments for property acquisitions subsequent to September 30, 1996. Real estate investments were increased by $25,740 based on the contracted acquisition price of Meadowood Apartments. It is assumed that 75% of the increase in real estate investment will be allocated to buildings and improvements for purposes of depreciation.

(3) PRO FORMA STATEMENTS OF OPERATIONS ADJUSTMENTS

The pro forma condensed consolidated statement of operations for the nine months ended September 30, 1996 and for the twelve months ended December 31, 1995 include the following Proforma adjustments:

For Treetops Apartments, acquired on January 31, 1996, pro forma adjustment was made by taking its eight months actual operating results through August 31, 1996 and annualizing them for their inclusion in either the nine months ended September 30, 1996 and the twelve months ended December 31, 1995 Pro Forma Statement of Operations.

For Viareggio Apartments and Westbridge Apartments, the Pro Forma Statements of Operations reflects the elimination of the actual results of operations. The twelve month ended December 31, 1995 Pro Forma Statement of Operation reflects the gain on sale of these properties as if the sales had occurred on January 1, 1995.

For the properties, Camarillo Oaks Apartments, Eastridge Apartments, Landmark Apartments and Meadowood Apartment, based on their short period actual operating results and in the case of Meadowood Apartments being acquired subsequent to September 30, 1996, their budgeted operating results were included in the nine months ended September 30, 1996 or the twelve months ended December 31, 1995 Pro Forma Statements of Operations based on their respective internal operating budgets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is based primarily on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of September 30, 1996 and 1995 and for the three months and nine months ended September 30, 1996 and 1995.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all the assets of Essex are held by, and substantially all operations conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner of the Operating Partnership and, as of September 30, 1996 and 1995, owned 82.6% and 77.2% general partnership interest in the Operating Partnership, respectively. The Company qualifies as a real estate investment trust (a "REIT") for Federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, those risks and special consideration set forth in Essex's other SEC filings which may cause the actual results, performance or achievements of Essex to be materially different from any further results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL BACKGROUND

Essex's revenues are generated primarily from multifamily residential, retail and commercial property operations, which accounted for 94% and 95% of its revenues for the nine months ended September 30, 1996 and 1995, respectively. Essex's Properties (the "Properties") are located in California, Oregon and Washington. Occupancy levels of Essex's multifamily residential Properties in these markets have generally remained high (averaging over 95% for the last five years).

Essex has qualified as a REIT for federal income tax purposes, commencing with the year ending December 31, 1994. In order to maintain compliance with REIT tax rules, Essex provides fee-based asset management and disposition services as well as third-party property management and leasing services through EMC. Essex owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of Essex own 100% of EMC's 1,000 shares of common stock. Essex has been actively engaged in the business of acquiring and managing portfolios of non-performing assets along with institutional investors. Asset management services resulting from these portfolios are provided by EMC, typically for the term that is required to acquire, reposition and dispose of the portfolio. Asset management agreements usually provide for a base management fee calculated as a percentage of the gross asset value of the portfolio under management, and an incentive fee based upon the overall financial performance of the portfolio. Accordingly, the fees earned as a result of these contracts fluctuate as assets are acquired and disposed of. Essex benefits from such fees indirectly through receipt of preferred stock dividend from and by allocation of related expenses to EMC. In general, Essex believes, however, that there will be fewer opportunities to acquire portfolios of non-performing assets in the future.

    Average financial occupancy rates of the Company's multifamily properties on a same-property basis for the three months ended September 30, 1996 and 1995 increased to 97.2% from 96.8%, respectively. The region breakdown is as follows:

                              September 30,            September 30,
                                  1996                     1995
                                  ----                     ----

Northern California               98.7%                    98.7%
Seattle Metropolitan              95.9%                    94.5%
Southern California               95.8%                    95.4%

The Company's retail and commercial properties were 95% occupied (based on square footage) as of September 30, 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

TOTAL REVENUES increased by $1,839,000 or 16.7% to $12,823,000 in the third quarter of 1996 from $10,984,000 in the third quarter of 1995. Rental revenues increased by $1,732,000 or 16.7% to $12,119,000 in the third quarter of 1996 from $10,387,000 in the third quarter of 1995. Of the $1,732,000 increase approximately $1,081,000 was the net effect of properties acquired or disposed of in 1995 or 1996, with the remainder of the increase relating to rental rate and occupancy level increases at properties owned by the Company during the periods being compared. Rental revenues from the San Francisco Bay Area and Seattle multifamily residential Properties increased by $908,000 to $9,003,000 in the third quarter of 1996 from $8,095,000 in the third quarter of 1995. Rental revenue increased by $781,000 during the third quarter of 1996 from the amount in the third quarter of 1995 for the Properties located in Southern California. Approximately $736,000 of this increase is attributable to the acquisition of a property in this region during the third quarter of 1996. Commercial property rental revenue increased $43,000 for the third quarter of 1996 from the amount in the third quarter of 1995 as a result of increased occupancy.

TOTAL EXPENSES increased by $676,000 or approximately 7.6% to $9,518,000 in the third quarter of 1996 from $8,842,000 in the third quarter of 1995. Interest expense increased by $103,000 or 3.8% to $2,828,000 in the third quarter of 1996 from $2,725,000 in the third quarter of 1995. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization increased by $509,000 or 15.1% to $3,892,000 in the third quarter of 1996 from $3,383,000 in the third quarter of 1995. Of such increase, $379,000 was attributable to Properties acquired or disposed of in 1995 and 1996. General and administrative expenses represent the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $56 in the third quarter of 1996 from the third quarter of 1995.

NET INCOME AFTER MINORITY INTEREST increased by $644,000 to $2,232,000 in the third quarter of 1996 from $1,588,000 in the third quarter of 1995. Net income includes a $472,000 loss on early extinguishment of debt and a $71,000 of gain on the sales of real estate. The increase in net income was primarily a result of same property net operating income increases over the prior year and the net contribution of properties acquired during 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

TOTAL REVENUES increased by $3,313,000 or 10.1% to $36,131,000 in the first nine months of 1996 from $32,818,000 in the first nine months of 1995. Rental revenues increase by $3,011,000 or 9.7% to

$34,123,000 in the first nine months of 1996 from $31,112,000 in the first nine months of 1995. Of the $3,011,000 increase approximately $1,209,000 was the net effect of properties acquired or disposed of in 1995 and 1996, with the remainder of the increase primarily relating to rental rate and occupancy level increases at properties owned by the Company during the periods being compared. Rental revenues from the San Francisco Bay Area and Seattle multifamily residential Properties increased by $1,912,000 to $26,214,000 in the first nine months of 1996 from $24,302,000 in the first nine months of 1995. Rental revenue increased by $865,000 during the first nine months of 1996 from the amount in the first nine months of 1995 for the Properties located in southern California. Approximately $736,000 of this increase is attributable to the acquisition of a property in this region during the third quarter of 1996. Commercial property rental revenue increased $234,000 for the first nine months of 1996 from the amount for the third quarter of 1995 as a result of increased occupancy.

TOTAL EXPENSES increased by $1,571,000 or approximately 5.9% to $28,188,000 in the first nine months of 1996 from $26,617,000 in the first nine months of 1995. Interest expense increased by $540,000 or 6.6% to $8,738,000 in the first nine months of 1996 from $8,198,000 in the first nine months of 1995. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $821,000 or 8.0% to $11,087,000 in the first nine months of 1996 from $10,266,000 in the first nine months of 1995. Of such increase, $408,000 was attributable to Properties acquired or disposed of in 1995 and 1996. General and administrative expenses represent the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $196,000 in the first nine months of 1996 from the first nine months of 1995.

NET INCOME AFTER MINORITY INTEREST increased by $253,000 to $5,334,000 in the first nine months of 1996 from $5,081,000 in the first nine months of 1995. The increase of $253,000 was reduced by the loss on the early extinguishment of debt which was $3,163,000 greater than such loss in the same period in 1995 and which was partially offset by gain on the sales of real estate that was $1,691,000 greater than the gain in the same period as 1995. The increase in net income, net of the loss on the early extinguishment of debt and gain on the sales of real estate is primarily due to same property net operating income increases over the prior period and contributions made by properties acquired in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, Essex had $6,238,000 in cash and cash equivalents.
The Company expects to meet its short-term liquidity requirements by using this working capital, the proceeds from its sale of Convertible Preferred Stock, amounts available on lines of credit, and any portion of net cash flow from operations not currently distributed. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $25,700,000. The Company is currently negotiating an increase in the available amount of its lines of credit. At September 30, 1996 Essex had $7,500,000 outstanding on its lines of credit, with interest rates during the year ranging from 7.2% to 7.5%.

Essex's cash balance increased $2,255,000 from $3,983,000 as of December 31, 1995 to $6,238,000 as of September 30, 1996. This increase in cash was a result of $16,844,000 net cash provided by operating activities, and $44,299,000 in net cash provided by financing activities, which was decreased by $58,888,000 net cash used in investing activities. The $58,888,000 net cash used in investing activities is a result of $72,640,000 used to purchase and upgrade rental properties as offset in part by $13,327,000 provided by the disposition of real estate. The significant components which contributed to the $44,299,000 net cash provided by financing activities was a result of $54,005,000 net proceeds from the follow-on common stock offering, $18,025,000 net proceeds from the sale of Convertible Preferred Stock, $64,383,000 of proceeds from mortgages, other notes payable and line of credit as offset by $82,231,000 of repayments of mortgages, other notes payable and lines of credit and $10,365,000 of dividends/distributions paid.

As of September 30, 1996, Essex's combined outstanding indebtedness under mortgages and lines of credit consisted of $93,295,000 in fixed rate debt, (such component includes variable rate indebtedness subject to interest rate swap agreements), $12,480,000 in debt based on the Federal Home Loan Bank's 11th District Cost of Funds index ("the 11th District Debt"), $23,400,000 of debt represented by tax exempt variable rate demand bonds, of which $9,800,000 is capped at a maximum interest rate of 7.0%, and $7,500,000 of debt is based on The London Interbank Offered Rates ("LIBOR"). Essex's 11th District Debt is subject to maximum annual payment adjustments of 7.5% and a maximum interest rate during the term of the loans of 13%.

Essex expects to incur approximately $1,450,000 or $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1996. These expenditures do not include the improvements required in connection with Northwestern Mutual mortgage loans and renovation expenditures required pursuant to tax-exempt bond financings. Essex expects that cash from operations and/or the lines of credit will fund such expenditures.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

On July 1, 1996, the Company sold 340,000 shares of its 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") for $8,500,000 and borrowed $11,500,000 from Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively "Tiger/Westbrook") as part of a private placement of $40,000,000 in Convertible Preferred Stock. On September 27, 1996 the stockholders approved the transaction, resulting in the exchange of the $11,500,000 loan for an additional 460,000 shares of Convertible Preferred Stock. The Company may require Tiger/Westbrook to purchase up to an additional $20,000,000 of Convertible Preferred Stock at any time prior to June 20, 1997.

On March 7, 1996, the Company filed a shelf registration statement for up to $100,000,000 of Common Stock, preferred stock, depository shares and warrants to purchase common and preferred stock. The shelf registration statement was declared effective by the Securities and Exchange Commission on June 6, 1996. In late July 1996, the Company commenced a public offering of its common stock. On August 20, 1996 the Company completed the issuance of 2,530,000 shares of its common stock (including 330,000 shares of common stock sold pursuant to the underwriters exercise of their over-allotment option) at a price of $22.75 per share. The net proceeds were used primarily to fund property acquisitions. After completion of this follow-on offering the Company has the capacity pursuant to its shelf registration to issue up to $42,442,500 of equity securities.

The Company will utilize the proceeds of public offerings of shares of common stock, sales of Convertible Preferred Stock to Tiger/Westbrook, availability under its lines of credit, and cash balances to fund its and future property acquisition and development activities. Essex expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of short-term financing of acquisition and development activities through the issuance of long-term secured and unsecured debt and offerings by Essex of additional equity securities (or limited partnership interests in the Operating Partnership).

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations an appropriate measure of performance of an equity REIT. Generally, Funds from Operations
adjusts the net income of equity REITs for non-cash   charges such as
depreciation and amortization and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth Essex's calculation of actual Funds from Operations for the quarter ended September 30, 1996 and 1995.

                                               Three months ended
                                   -------------------------------------------
                                   September 30, 1996       September 30, 1995
                                   ------------------       ------------------
Income before minority interest
 and extraordinary item              $    3,376,000           $    2,142,000
Adjustments:
    Depreciation & Amortization           2,276,000                2,037,000
    Adjustment for Unconsolidated
      Joint Venture                         130,000                   51,000
    Non-recurring Items, including
      gain on sales of real estate
      and loss from hedge termination       (68,000)                  26,000
    Minority Interest - Pathways           (144,000)                (123,000)
                                       ------------           --------------
    Funds from Operations-
    fully diluted                      $  5,570,000           $    4,133,000
                                       ------------           --------------
                                       ------------           --------------
    Weighted average number of
    shares outstanding-fully
    diluted (1)                           9,878,075                8,130,000
                                       ------------           --------------
                                       ------------           --------------


(1) Assumes conversion of all outstanding shares of Convertible Preferred Stock and operating partnership interests in the Operating Partnership into shares of Essex's common stock.

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

PART II  OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

         On June 20, 1996, the Company entered into a definitive agreement to sell up to $40.0 million of the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively, "Tiger/Westbrook"). In the first phase of this transaction, Tiger/Westbrook on July 1, 1996 purchased 340,000 shares of Convertible Preferred Stock for an aggregate purchase price of $8.5 million and loaned the Company an additional $11.5 million. This loan was exchanged for 460,000 shares of Convertible Preferred Stock upon stockholder approval of the transaction which occurred on September 27, 1996.
         As part of the second phase of this transaction, Tiger/Westbrook is obligated to purchase up to an additional $20.0 million of Convertible Preferred Stock as requested by Essex on or prior to June 20, 1997.

         The terms, rights and preference of the Convertible Preferred Stock are set forth in the Articles Supplementary and the other exhibits that were filed with the Company's Current Report on Form 8-K, filed on July 16, 1996, which are incorporated herein by reference.
         A summary of such terms, rights and preferences was set forth in Item 2 of the Company's Report or Form 10-Q for the quarter ended June 30, 1996.

ITEM 4:  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

         At the Special Meeting of Stockholders on September 27, 1996, the stockholders approved the following proposals:

         (1) The proposal to approve the sale and issuance of up to 1,600,000 shares of the Company's 8.75% Convertible Preferred Stock, Series 1996A ("the Convertible Preferred Stock") was approved (4,843,114 votes for and 378,838 votes against or withheld).

         (2) The proposal to amend the ownership limitation provisions in the Company's Charter was approved (4,835,570 votes for and 386,411 votes against or withheld).

         The third proposal submitted at the Special Stockholders Meeting concerned certain proposed amendments to the Company's Charter to provide for changes in the composition of the Board of Directors in the event of the breach of certain protective provisions in the Charter relating to the Convertible Preferred Stock. This proposal, which requires a 66% affirmative vote for passage, has not yet been approved by the stockholders. The Special Stockholders Meeting was adjourned to December 17, 1996 in order to obtain additional votes from the stockholders in connection with this third proposal.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. EXHIBITS

         3.1 First Amendment to Articles of Amendment and Restatement of Essex Property Trust, Inc.

         10.1 Letter Agreement with Tiger/Westbrook entities re: Limitations on Ownership of Stock of the Company.

          12.1 Statement of Competition of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend

          27.1   Article 5 Financial Data Schedule (EDGAR Filing Only).


B. REPORTS ON FORM 8-K

         On September 11, 1996, Essex filed a current report on Form 8-K, which described 1996 property acquisitions and disposition and included pro forma financial statements as if the 1996 property acquisitions and dispositions had occurred on January 1, 1995.

         On October 17, 1996, Essex filed Form 8-K/A (to the report which was filed on September 11, 1996) regarding 1996 property acquisitions and dispositions to include combined historical summary of gross income and direct operating expenses for the year ended December 31, 1995 for such 1996 property acquisitions.

                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ESSEX PROPERTY TRUST, INC.


                                  /s/ MARK J. MIKL
                                  ____________________________
                                  Mark J. Mikl, Controller
                                  (Principal Accounting Officer)


                                  Date November 13, 1996