Form 10-K405
period 1996-12-31
ESSEX PROPERTY TRUST INC
filed 1997-03-31
CIK 920522

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                    ---------------------------------------

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        Commission File Number: 1-13106

                           ESSEX PROPERTY TRUST, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

     Maryland                                           77-0369576
     --------                                           ----------
(State or other jurisdiction of          (I.R.S. Employer  Identification No.)
incorporation or organization)

               777 California Avenue, Palo Alto, California 94304
               --------------------------------------------------
             (Address of principal executive offices)    (Zip code)

                                 (415) 494-3700
                                 --------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

                              [X] Yes   [_] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment the Form 10-K. [X]

As of March 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $348,946,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 20, 1997, 11,596,616 shares of Common Stock ($.0001 par value) were outstanding.

LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part IV, Item 14, on page number 24.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 29, 1997.

TABLE OF CONTENTS
                                   FORM 10-K

PART I                                                  Page No.

     Item 1       Business............................................................................    3
     Item 2       Properties..........................................................................   10
     Item 3       Legal Proceedings...................................................................   13
     Item 4       Submission of Matters to a Vote of Security Holders.................................   13

PART II

     Item 5       Market for Registrant's Common Stock and Related Stockholder Matters...............    13
     Item 6       Selected Financial Data............................................................    14
     Item 7       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......................................   16
     Item 8       Financial Statements and Supplementary Data.........................................   22
     Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   22

PART III

     Item 10      Directors and Executive Officers of the Registrant..................................   22
     Item 11      Executive Compensation..............................................................   22
     Item 12      Security Ownership of Certain Beneficial
                  Owners and Management...............................................................   22
     Item 13      Certain Relationships and Related Transactions......................................   22

PART IV

     Item 14      Exhibits, Financial Statements Schedules and
                  Reports on Form 8-K.................................................................   23

     Item 16      Signatures..........................................................................   55


                                    PART I

ITEM 1.  BUSINESS

General Development and Description of Business
-----------------------------------------------

Essex Property Trust, Inc. ("Essex", or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") in the business of acquiring, refurbishing, marketing, leasing, managing and developing multifamily residential and retail properties. As of December 31, 1996 Essex's property portfolio consisted of ownership interests in the following 36 properties (each individually a "Property" and, collectively, the "Properties"): (i) 29 multifamily residential properties containing 6,624 apartment units, (ii) six neighborhood shopping centers containing approximately 351,000 rentable square feet of space and (iii) an office building housing Essex's headquarters (the "Headquarters Building"), with approximately 45,000 rentable square feet of space. Essex's properties are concentrated in Northern California and the Seattle, Washington greater metropolitan areas, from which 78% of its rental revenue was derived in 1996. Other markets in which the Company owns property include Southern California and areas surrounding Portland, Oregon.

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

The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 86.2% general partnership interest and senior members of the Company's management and certain outside investors own an approximate 13.8% limited partnership interest in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

All references to Essex in this report refer to Essex Property Trust, Inc. and those entities owned or controlled by Essex Property Trust, Inc., including the Operating Partnership. Unless otherwise specified, information about Essex and the properties refers to the operations of Essex after the completion of the Offering and the operations of Essex Property Corporation ("EPC") prior to the completion of the Offering.

Essex was formed to continue and expand the real estate investment and management operations conducted by EPC since 1971. Since its inception, Essex has successfully acquired, developed, managed and/or disposed of a combination of approximately 160 property and portfolio assets in seven major metropolitan markets in the western United States at an aggregate investment in excess of $900 million. Such properties have included various types of commercial property, with a focus on multifamily residential property. Essex's multifamily residential property investments have involved an aggregate of more than 15,575 apartment units.

Business Objectives
-------------------

The Company's primary business objective is to maximize Funds from Operations and total returns to stockholders through continued active leasing, property management and active portfolio management. The Company's strategies include:


        . Active Property Marketing and Management. Maximize on a per share basis, cash available for distribution and the capital appreciation of its property portfolio through active property marketing and management.


        . Selected Expansion of Property Portfolio. Increase, on a per share basis, cash available for distribution through the acquisition and development of multifamily residential properties in selected major metropolitan areas located throughout the west coast of the United States.


        . Optimal Portfolio Asset Allocations. Produce predictable financial performance through a portfolio asset allocation program that seeks to increase or decrease the investments in each market based on changes in regional economic and local market conditions.

        . Management of Capital and Financial Risk. Optimize Essex's capital and financial risk positions by maintaining a conservative leverage ratio, evaluating financing alternatives on an on-going basis and minimizing Essex's cost of capital.


Business Principles
-------------------

Essex was founded on, has followed, and intends to continue to follow the business principles set forth below:

Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, Essex seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. Essex's regional portfolio managers are accountable for overall property operations and performance. They supervise on-site managers, monitor fiscal performance against budgeted expectations, monitor Property performance against the performance of competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment. Essex has established in-house training programs for its on-site staff.

Business Planning and Control. Real estate investment decisions are accompanied by a multiple year plan, to which executives and other managers responsible for obtaining future financial performance must agree in writing. Performance versus plan serves as a significant factor in determining compensation.

Property Type Focus. The Company focuses on acquisition of multifamily residential communities, containing between 75 and 400 units. The Company believes that these types of properties offer attractive opportunities because such properties (i) are often mispriced by real estate sellers and buyers who lack Essex's ability to obtain and use real-time market information, (ii) provide opportunities for value enhancement since many of these properties have been owned by parties that either are inadequately capitalized or lack the professional property management expertise of Essex, and (iii) can be readily exchanged or sold during periods of changing market conditions due to the relatively large pool of prospective and qualified buyers for such properties.

Geographic Focus. The Company focuses its property investments in markets that meet the following criteria:

     . Major Metropolitan Areas. Essex focuses on metropolitan areas having a regional population in excess of one million people. Real estate markets in these areas are typically characterized by a relatively greater number of buyers and sellers and are, therefore, more liquid. Liquidity is an important element for implementing the Company's strategy of varying its portfolio in response to changing market conditions.

     . Supply Constraints. Essex believes that properties located in real estate markets with limited development or redevelopment opportunities are well-suited to produce increased rental income. In evaluating supply constraints, Essex reviews: (i) availability of developable land sites on which competing properties could be readily constructed; (ii) political barriers to growth resulting from a restrictive local political environment regarding development and redevelopment (such an environment, in addition to the restrictions on development itself, is often associated with a lengthy development process and expensive development fees); and (iii) physical barriers to growth, resulting from natural limitations to development, such as mountains or waterways.

     . Rental Demand Created by High Cost of Housing. Essex concentrates on markets in which the cost of renting is significantly lower than the cost of owning a home. In such markets, rent levels are higher and operating expenses, as a percentage of rent, are lower in comparison with markets that have a lower cost of housing.

     . Job Proximity. Essex believes that most renters select housing based on its proximity to their jobs and on related commuting factors and desire to remain within a specified travel distance from their jobs. Essex obtains community information relating to its residential properties and uses this information when making multifamily residential property acquisition decisions. Essex also reviews the location of major employers relative to its portfolio and potential acquisition properties.

Following the above criteria, the Company is currently pursuing investment opportunities in selected markets of Northern and Southern California, the Seattle Metropolitan Area and the Portland Metropolitan Area.

Active Portfolio Management Through Regional Economic Research and Local Market Knowledge. Essex was founded on the belief that the key elements of successful real estate investment and portfolio growth include extensive regional economic research and local market knowledge. Essex utilizes its economic research and local market knowledge to make appropriate portfolio allocation decisions that it believes result in better overall operating performance and lower portfolio risk. Essex maintains and evaluates:

     . Regional Economic Data. Essex evaluates and reviews regional economic factors for the markets in which it owns properties and where it considers expanding its operations. Essex's research focuses on regional and sub-market supply and demand, economic diversity, job growth, market depth and the comparison of rental price to single-family housing prices.

     . Local Market Conditions. Local market knowledge includes (i) local factors that influence whether a sub- market is desirable to tenants;
       (ii) the extent to which the area surrounding a property is improving or deteriorating; and (iii) local investment market dynamics, including the relationship between the value of a property and its yield, the prospects for capital appreciation and market depth.

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

Current Business Activities
---------------------------

Essex conducts substantially all of its activities through the Operating Partnership, of which Essex owns an approximate 86.2% general partnership interest. An approximate 13.8% limited partnership interest in the Operating Partnership is owned by the Directors, officers and employees of Essex and certain third-party investors. As the sole general partner of the Operating Partnership, Essex has operating control over the management of the Operating Partnership and each of the Properties. Three of the multifamily residential Properties located in the State of Washington are owned by partnerships in which the Operating Partnership owns a 99% general partnership interest and Essex Washington Interests Partners ("EWIP") owns the remaining 1% Partnership interest. The Operating Partnership owns a 99% general partnership interest in EWIP and Essex owns the remaining 1% general partnership interest. EWIP was organized in March 1994 as a California general partnership.

Essex has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ending December 31, 1994. In order to maintain compliance with REIT tax rules, Essex provides fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of Essex own 100% of EMC's 1,000 shares of common stock. Essex has been actively engaged in the business of acquiring and managing portfolios of non-performing assets along with institutional investors. Asset management services resulting from these portfolios are provided by EMC, typically for the term that is required to acquire, reposition and dispose of the portfolio. Asset management agreements usually provide for a base management fee calculated as a percentage of the gross asset value of the portfolio under management, and an incentive fee based upon the over all financial performance of the portfolio. Accordingly, the fees earned as a result of these contracts fluctuate as assets are acquired and disposed. However, Essex believes, that few opportunities to acquire portfolios of non-performing assets will be available in the near future.

On June 20, 1996, the Company entered into a definitive agreement to sell up to $40.0 million of the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively, "Tiger/Westbrook"). Under the terms of the agreement, Tiger/Westbrook has purchased 800,000 shares of Convertible Preferred Stock for an aggregate purchase price of $20.0 million. Tiger/Westbrook is obligated to purchase up to an additional $20.0 million of Convertible Preferred Stock on or prior to June 20, 1997. Holders of shares of Convertible Preferred Stock are entitled to receive annual cumulative cash dividends, payable quarterly, in an amount equal to the greater of (i) $2.1875 per share (8.75% of the $25.00 per share price) or (ii) the dividends (subject to adjustment) paid with respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock. After June 20, 1997, 25% of the 1.6 million authorized shares of Convertible Preferred Stock are convertible into Common Stock at the option of the holder, and thereafter, at the beginning of each next three-month period, an additional 25% of the Convertible Preferred Stock is convertible. The conversion price per share of Convertible Preferred Stock is $21.875, subject to adjustment under certain circumstances. The stockholders of the Company approved the sale of the Convertible Preferred Stock at a special meeting of the stockholders held on September 27, 1996.

On August 14, 1996, the Company sold 2.2 million shares of Common Stock in a public offering for $22.75 per share. In addition, on August 20, 1996, the underwriters for this offering exercised their over-allotment option and purchased an additional 330,000 shares at $22.75 per share. The Company contributed the net proceeds from this offering to the Operating Partnership and increased its ownership interest in the Operating Partnership from an approximate 77.2% general partnership interest to an approximate 82.6% general partnership interest.

On December 24, 1996, the Company sold 2.45 million shares of Common Stock in a public offering for $27.75 per share. In addition, on December 24, 1996, the underwriters for this offering exercised their over-allotment option and purchased an additional 333,000 shares at $27.75 per share. The Company contributed the net proceeds from this offering to the Operating Partnership and increased its ownership interest in the Operating Partnership from an approximate 82.6% to an approximate 86.2% general partnership interest.

The Operating Partnership utilized the proceeds of these 1996 equity transactions to fund the acquisition and development of multifamily properties, to reduce outstanding indebtedness, and for general corporate purposes.

During 1996, Essex acquired ownership interests in seven multifamily properties consisting of 1,764 units for an aggregate contract purchase price of approximately $114.5 million. In addition, Essex completed construction of Jackson School Village, a 200 unit apartment property. These investments were primarily funded by the equity transactions completed in 1996. Two of these properties (428 units) are located in the greater Seattle metropolitan area, two (360 units) are located in Northern California, two (691 units) are located in Southern California and two (485 units) are located in Oregon.

The properties acquired or developed in 1996 are as follows:

Name                            Location       Units    Purchase Price
-------------------------   ----------------   -----   ----------------
Brighton Ridge              Renton, WA           264   $ 12.8 million
Camarillo Oaks              Camarillo, CA        371   20.8 million
East Ridge Apartments       San Ramon, CA        188   19.2 million
Landmark Apartments         Hillsboro, OR        285   17.7 million
Laurels at Mill Creek       Mill Creek, WA       164   7.6 million
Jackson School Village      Hillsboro, OR        200   11.9 million (1)
Meadowood Apartments        Simi  Valley, CA     320   25.7 million
Treetops Apartments         Fremont, CA          172   10.7 million
                                               -----   ---------------
                                               1,964   $126.4 million

(1) Represents total estimated cost of development

In 1996, Essex, through a joint venture limited partnership, completed the development of Jackson School village, a 200-unit apartment complex located in Hillsboro, Oregon. Projected total capitalized cost of the property is $11.9 million. Leasing of the property commenced in August 1996. Although the property has not yet achieved stabilized occupancy levels, the property was approximately 39% occupied as of December 31, 1996.

Essex has entered into a contract to purchase a 15.2-acre parcel of land in Milpitas, California, known as McCarthy Ranch, for approximately $10.9 million. The purchase contract requires Essex to acquire the site within 90 days after the completion of the entitlement phase of this project, which is anticipated to occur in the spring of 1997. Upon closing of the purchase, Essex expects to contribute the site to a joint venture partnership. Essex , through the joint venture partnership, intends to construct 374 apartment units on the property at a currently estimated total capitalized cost of $47.5 million.

As part of the acquisition of The Shores Property, Essex acquired an adjacent 10-acre parcel of land which is zoned for additional apartment development. Essex intends to develop on this parcel approximately 100 additional apartment units as an expansion to The Shores Property. It is anticipated that the development of additional units at The Shores will produce an attractive incremental return from the Property as a result of (i) an increase in the number of units available for rent with no additional land cost and (ii) the utilization of the existing leasing office, staff and amenities for the new units. Essex expects to begin construction of the additional units in 1997. Essex has entered into a letter of intent to purchase a 15-acre parcel of land in Orange County, California for approximately $5.1 million and expects to complete the land purchase by July 1997.

Essex intends to construct an approximate 345 unit apartment complex in two phases for an estimated total capitalized cost of approximately $32 million. Construction is anticipated to begin in summer of 1997.

Essex is under contract to purchase a 2.6-acre parcel of land in Walnut Creek, California for approximately $2.5 million and expects to complete the land purchase by August, 1997. Essex intends to construct an approximate 100 unit apartment complex at an estimated total capitalized cost of approximately $10.5 million. Construction is anticipated to begin in late 1997.

Essex, through a joint venture limited liability company (the "LLC"), is currently under contract to purchase a 15-acre parcel of land in Issaquah, Washington for approximately $4.2 million and expects to complete the land purchase by July 1997. The LLC intends to construct an approximate 240 unit apartment complex at an estimated total capitalized cost of approximately $23.5 million. Construction is anticipated to begin in late 1997.

The purchase of the land parcels in Milpitas, Orange County, Walnut Creek and Issaquah are each subject to various conditions and there can be no assurance that any such purchases will be consummated or that the development of any of the parcels will occur.

In 1996, Essex sold two Northern California Properties for an aggregate net all cash sales price of $13,350,000. The proceeds were used to fund acquisitions of mulitfamily properties and to reduce outstanding debt.

Offices and Employees
---------------------

Essex is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon and Tustin, California. As of December 31, 1996, Essex had approximately 274 employees.

Competition
-----------

Essex's Properties compete for tenants with similar properties primarily on the basis of location, rent charged, services provided, and the design and condition of the improvements. Competition for tenants from competing properties affects the amount of rent charged as well as rental growth rates, vacancy rates, deposit amounts, and the services and features provided at each property. While economic conditions are generally stable in Essex's target markets, a prolonged economic downturn could have a material adverse effect on Essex's operations and financial condition.

Essex also experiences competition when attempting to acquire properties that meet its investment criteria. Such competing buyers include domestic and foreign financial institutions, other REIT's, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital
---------------

Essex's practice is to maintain cash balances for normal repairs, replacements, improvements, working capital and other contingencies. Essex believes it currently maintains sufficient cash balances to fund working capital needs. Essex currently has a line of credit in the committed amount of approximately $38.8 million with unused portions as of December 31, 1996 sufficient to cover any known cash requirements in excess of cash balances.

Other Matters
-------------

Essex's operating results may be affected by the following factors:

General Real Estate Investment Risks. Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the Properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, Essex's cash flow and ability to make distributions to its stockholders will be adversely affected. The performance of the economy in each of the areas which the Properties are located affects occupancy, market rental rates and expenses and, consequently, has an impact on the income from the Properties and their underlying values. The operations of major local employers may have an impact on the cash flow and value of certain Properties.

Income from the Properties may be further adversely affected by the general economic climate, local economic conditions in which the Properties are located, such as oversupply of space or a reduction in demand for rental space, the attractiveness of the Properties to tenants, competition from other available space, the ability of Essex to provide for adequate maintenance and insurance and increased operating expenses. There is also the risk that as leases on the Properties expire, tenants will enter into new leases on terms that are less favorable to Essex. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., ADA, tax laws and rent control ordinances), interest rate levels and the availability of financing. In addition, real estate investments are relatively illiquid and, therefore, will tend to limit the ability of Essex to vary its portfolio promptly in response to changes in economic or other conditions.

Geographic Concentration; Dependence on California, Washington and Oregon Economics. Approximately 48%, 30%, 14% and 8% of Essex's rental revenues for the year ended December 31, 1996 were derived from Properties located in the Northern California Area, the Seattle Metropolitan Area, Southern California Area and the Portland Metropolitan Area (and Eugene, Oregon), respectively. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently, has an impact on the income from the Properties and their underlying values. The operations of major local employers may have an impact on the cash flow and value of certain of the Properties.

Risks of Acquisition and Development Activities. Essex intends to actively continue to acquire and develop multifamily residential properties.
Acquisitions and development of such properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of construction or improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. In addition, there are general real estate investment risks associated with any new real estate investment.

Essex had six multifamily residential property development projects in various phases of development and may pursue other projects. Any future projects generally will require various governmental and other approvals, the receipt of which cannot be assured. The Company's development activities entail certain risks, including the expenditure of funds on and devotion of management's time to projects which may not come to fruition; the risk that construction costs of a project may exceed original estimates, possibly making the project not economical; the risk that occupancy rates and rents at a completed project will be less than anticipated; and the risk that expenses at a completed development will be higher than anticipated. These risks may result in a development project adversely affecting Essex's results of operations.

Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in or from such property. Certain of such laws impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person and regardless of whether such person selected the disposal or treatment facility. In connection with the ownership (direct or indirect), operation, management and development of real properties, Essex could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and damages for injuries to persons and property. In addition, certain environmental laws impose liability for release of asbestos-containing materials ("ACMs"), and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs.

All of the Properties have been subjected to preliminary environmental assessments, including a review of historical and public data ("Phase I assessments"), by independent environmental consultants. Phase I assessments generally consist of an investigation of environmental conditions at the Property, including a preliminary investigation of the site, an identification of publicly known conditions occurring at properties in the vicinity of the site, an investigation as to the presence of polychlorinated biphenyl's ("PCBs"), ACMs and above-ground and underground storage tanks presently or formerly at the sites, and preparation and issuance of written reports. As a result of information collected in the Phase I assessments, certain of the Properties were subjected to additional environmental investigations, including, in a few cases, soil sampling or ground water analysis to further evaluate the environmental conditions of those Properties.

The environmental studies revealed the presence of groundwater contamination on three of the Properties. Two of such Properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and the third Property was occupied previously by an industrial user that was identified as the source of contamination. The environmental studies noted that five of the Properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that at two Properties contamination existed because of the presence of underground fuel storage tanks which have been removed. Based on the information contained in the environmental studies, Essex believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these ten Properties would not have a material adverse effect on Essex's financial condition or result of operations.

Except with respect to one Property, Essex has no indemnification agreements from third parties for potential environmental clean-up costs at its Properties. No assurance can be given that existing environmental studies with respect to any of the Properties reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the Properties.

Uninsured Losses. All of the Properties are located in areas that are subject to earthquake activity, including 17 Properties in California, 12 Properties in Washington and 7 Properties in Oregon. Essex has obtained earthquake insurance for all the Properties. This earthquake insurance is subject to an aggregate limit of $4.0 million, a limit to $2.5 million for each multifamily residential Property and a 10% deductible. Essex may selectively exclude properties from being covered by earthquake insurance based on management's evaluation of the following factors: (i) the availability of coverage on terms acceptable to Essex, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. In addition, despite earthquake coverage on all of its Properties, should a property sustain damage as a result of an earthquake, Essex may incur losses due to deductibles, co-payments or losses in excess of applicable insurance, if any.

Although Essex carries certain insurance for non-earthquake damages to its properties and liability insurance, Essex may still incur losses due to deductibles, co-payments or losses in excess of applicable insurance.

Financing Policy. Essex has adopted a policy of maintaining a Debt-to-Total-Market-Capitalization ratio of less than 50%. Debt-to-Total-Market Capitalization is the ratio of the total property indebtedness (which includes outstanding balances on Essex's lines of credit) to the sum of (i) the aggregate market value of the outstanding shares of common stock (based on the greater of current market price or the gross proceeds per share from public offerings of its shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership and Convertible Preferred Stock into shares of common stock and (ii) the total property indebtedness. Based on this calculation, Essex's Debt-to-Total-Market-Capitalization ratio was 26.6% as of December 31, 1996.

The organizational documents of Essex and the Operating Partnership do not limit the amount or percentage of indebtedness that they may incur. Essex may from time to time modify its debt policy in the light of then current economic conditions, relative costs of debt and equity securities, fluctuations in the fair market price of the Common Stock, growth and acquisition opportunities and other factors. Accordingly, Essex may increase its Debt-to-Total-Market-Capitalization ratio beyond the limits described above. If the Board of Directors determines that additional funding is required, Essex or the Operating Partnership may raise such funds through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the Code concerning taxability of undistributed real estate investment trust income), or a combination of these methods.

Debt Financing; Uncertainty of Ability to Refinance Balloon Payments. Essex is subject to the risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, that the Company will not be able to refinance existing indebtedness on the encumbered Properties or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. As of December 31, 1996, Essex had outstanding approximately $153.2 million of indebtedness that is secured by the Properties.

Essex is not expected to have sufficient Funds from Operations to make all of the balloon payments of principal when due under its mortgage indebtedness and lines of credit which are an aggregate of approximately $153.2 million. Such mortgage indebtedness and lines of credit have the following scheduled maturity dates: 1997-$3.0 million; 1998-$3.2 million; 1999-$3.5 million; 2000-
$3.7 million; 2001-$41.7 million; 2002 and thereafter-$98.1 million. As a result, Essex will be subject to risks that it will not be able to refinance such mortgage indebtedness and the mortgaged properties could be foreclosed upon by or otherwise transferred to the mortgagee with a consequent loss of income and asset value to Essex, or, that the indebtedness, if any, refinanced will have higher interest rates. An inability to make such payments when due could cause the mortgage lender to foreclose on the Properties securing the mortgage, which would have a material adverse effect on Essex.

Debt Financing; Risk of Rising Interest Rates. As of December 31, 1996, Essex had approximately $42.8 million of variable rate mortgage indebtedness, which bears interest at a floating rate tied to the rate of short-term tax exempt securities. In addition, Essex's line of credit bears interest at a floating rate tied to the London InterBank Offered Rates ("LIBOR"). An increase in interest rates will have an adverse effect on Essex's net income and Funds from Operations.


ITEM 2. PROPERTIES

Portfolio Overview
------------------

Essex's property portfolio (including partial ownership interests) consists of the following 36 Properties: (i) 29 multifamily residential Properties containing 6,624 apartment units, (ii) six neighborhood shopping centers containing approximately 351,000 rentable square feet of space and (iii) an office building housing Essex's headquarters, with approximately 45,000 rentable square feet of space. The Properties are located in California, Washington, and Oregon. Essex's multifamily residential Properties accounted for approximately 89% of Essex's rental revenues for the year ended December 31, 1996. The 29 multifamily residential Properties had an average occupancy rate (based on financial occupancy, which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) during the year ended December 31, 1996 of approximately 97%. As of December 31, 1996, the six retail Properties had an occupancy rate (based on leased and occupied square footage) of approximately 98%, and the Headquarters Building had an occupancy rate (based on leased and occupied square footage) of 100%.

For the year ended December 31, 1996, none of the Company's Properties had book values equal to 10% or more of total assets or gross revenues equal to 10% or more of aggregate gross revenues.

The Location and Type of the Company's Properties
-------------------------------------------------

                                    Number of                                         Occupancy   Rental     Percentage of
Property Type                       Properties        Location               Size       Rate      Revenue      Portfolio
-------------                       ----------        --------               ----      --------   -------     ------------
Multifamily Residential Properties
                                         12    San Francisco South Bay      2,555 units     98%     $20,993      44%
                                         11    Seattle, Washington          2,311 units     96%      14,510      30%
                                          2    Portland, Oregon area          485 units     84%         703       1%
                                          4    Southern California          1,273 units     96%       6,753      14%
                                         --                                 -----------                          ---

Subtotal                                 29                                 6,624 units                          89%

Neighborhood Shopping Centers

                                          5    Portland Metropolitan
                                                 Area                     302,706 sq. ft.  97%       2,416        5%
                                          1    Eugene, Oregon              48,420 sq. ft. 100%         786        2%
                                         --
Subtotal                                  6
Headquarters Building                     1    San Francisco South Bay     44,827 sq. ft. 100%       1,619        4%
                                         --                                                        -------      ---
  TOTAL                                  36                                                        $47,780      100%
                                         ==                                                        =======      ===

(1) Based upon rental revenues for the year ended December 31, 1996.


Multifamily Residential Properties
----------------------------------

Essex has ownership interests in 29 multifamily residential apartment communities containing 6,624 units. The majority of these Properties are suburban garden apartments and townhomes comprising multiple clusters of two- and three-story buildings situated on three to fifteen acres of land. The multifamily Properties have on average 228 units, with a mix of studio, one-, two- and some three-bedroom units. A wide variety of amenities are available at each apartment community, including swimming pools, clubhouses, covered parking, and cable television. Many Properties offer additional amenities, such as fitness centers, volleyball and playground areas, tennis courts and wood-burning fireplaces.

Most of Essex's apartment communities are designed for and marketed to people in white-collar or technical professions. Essex selects, trains and supervises a full team of on-site service and maintenance personnel. Essex believes that its customer-service approach enhances its ability to retain tenants and that its multifamily residential Properties were well-built and have been well-maintained.

Neighborhood Shopping Centers and Headquarters Building
-------------------------------------------------------

Five of Essex's six neighborhood shopping centers are in the Portland Metropolitan Area and one is located in Eugene, Oregon. These neighborhood shopping centers contain an aggregate of approximately 351,000 rentable square feet of space and, as of December 31, 1996, had an occupancy rate (based on leased and occupied square footage) of approximately 98%. These Properties are located in several sub-markets in Portland and Eugene. The tenants include a mix of national, regional and local retailers. Essex acquired the neighborhood shopping centers as a portfolio in 1990 and since that time has implemented an expansion, renovation and re-leasing program. Essex considers these properties to be held for sale.

Essex also owns a prepaid ground leasehold interest in the office building that houses its corporate headquarters (the "Headquarters Building"). Essex acquired this Property in 1986 and redeveloped it in 1988. The Headquarters Building has approximately 45,000 rentable square feet of space and is a multi-tenant, one-story office building, located in the Stanford Research Park in Palo Alto, California. Essex occupies approximately 6,000 square feet of the Headquarters Building, The Marcus & Millichap Company occupies approximately 16,000 square feet and the remaining two tenants occupy approximately 23,000 square feet. The land on which the Headquarters Building is located is owned by Stanford University, and Essex owns a ground leasehold interest in the building and underlying land. The ground lease for the Headquarters Building is prepaid until its expiration in 2054, and, unless the lease is extended, the land, together with all improvements thereon, will revert to Stanford University in 2054.

The following tables describe Essex's Properties as of December 31, 1996. The first table describes Essex's
Multifamily Properties and the second table describes Essex's Commercial Properties.


                                                         NUMBER     TOTAL RENTABLE       YEAR        YEAR
    PROPERTY NAME(1)               LOCATION             OF UNITS    SQUARE FOOTAGE     COMPLETED   ACQUIRED    OCCUPANCY(2)
The Apple                        Fremont, CA                200         146,296           1971        1982         99%
Bristol Commons(3)               Sunnyvale, CA              188         142,668           1989        1995         99
Camarillo Oaks                   Camarillo, CA              371         303,840           1985        1996         94
Countrywood                      Fremont, CA                137          93,495           1970        1988         99
Eastridge                        San Ramon, CA              188         174,104           1988        1996         97
Marina Cove(4)                   Santa Clara, CA            292         250,294           1974        1994         99
Meadowood                        Simi Valley, CA            320         264,568           1986        1996         91
Oak Pointe                       Sunnyvale, CA              390         294,180           1973        1988         99
Pathways(5)                      Long Beach, CA             296         197,720           1975        1991         96
Plumtree                         Santa Clara, CA            140         113,260           1975        1994         98
The Shores(3)                    San Ramon, CA              348         275,888           1988        1995         96
Summerhill Commons               Newark, CA                 184         139,012           1987        1987         98
Summerhill Park                  Sunnyvale, CA              100          78,584           1988        1988         98
Treetops                         Fremont, CA                172         131,270           1978        1996         98
Villa Rio Vista                  Anaheim, CA                286         242,410           1968        1985         97
Windsor Ridge                    Sunnyvale, CA              216         161,892           1989        1989         99
Brighton Ridge(6)                Renton, WA                 264         201,300           1986        1996         98
Emerald Ridge                    Bellevue, WA               180         144,036           1989        1994         97
Foothill Commons                 Bellevue, WA               360         288,317           1978        1990         96
Inglenook Court                  Bothell, WA                224         183,624           1985        1994         97
Laurels at Mill Creek(6)         Mill Creek, WA             164         134,360           1981        1996         95
Palisades                        Bellevue, WA               192         159,792           1969        1990         97
Sammamish View                   Bellevue, WA               153         133,590           1986        1994         98
Santa Fe Ridge                   Silverdale, WA             240         262,340           1993        1994         92
Wandering Creek                  Kent, WA                   156         124,366           1986        1995         92
Wharfside Pointe                 Seattle, WA                142         119,290           1990        1994         95
Woodland Commons                 Bellevue, WA               236         172,316           1978        1990         95
Jackson School Village(7)        Hillsboro, OR              200         196,896           1996        1996         (8)
Landmark                         Hillsboro, OR              285         283,934           1990        1996         84
                                                        -------         -------           ----        ----     ------
Total/Weighted Average                                    6,624       5,412,792                                 97%(9)



NEIGHBORHOOD                                     NUMBER
  SHOPPING                                         OF      TOTAL RENTABLE        YEAR              YEAR
  CENTERS                       LOCATION         TENANTS   SQUARE FOOTAGE      COMPLETED         ACQUIRED    OCCUPANCY(2)
Canby Square                   Canby, OR           17        102,565            1976              1990           97%
Cedar Mill Place               Portland, OR        11         28,392            1975              1990           94
Powell Villa Center            Portland, OR        11         63,645            1959              1990          100
Riviera Plaza                  Eugene, OR          11         48,420            1961              1990           93
Wichita Towne Center           Milwaukee, OR        6         38,324            1978              1990          100
Garrison Square                Vancouver, WA       13         69,780            1962              1990          100
                                                   --        -------                                            ---
                Subtotal                           69        351,126                                            98%
OFFICE PROPERTY
Headquarters building(10)      Palo Alto, CA        4         44,827            1988(11)          1986          100
                                                   --        -------                                            ---
    Total/Weighted Average                         73        395,593                                            98%
                                                   ==        =======                                            ===

  (1) Unless otherwise specified, the Company has a 100% ownership interest in each respective Property.
  (2) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 1996; for the Commercial Properties, occupancy rates are based on leased and occupied square footage as of December 31, 1996.
  (3) The Company has an approximate 45% economic ownership interest in this Property.
  (4) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
  (5) The Company has a 69% ownership interest in this Property.
  (6) Purchased in late December 1996, occupancy based on physical occupancy as of December 31, 1996.
  (7) The Company has a 49.9% interest in this Property.
  (8) This Property was developed in 1996 and has not yet achieved a stabilized occupancy level. As of December 31, 1996 this Property had an occupancy rate of 39%.
  (9) Excludes the Jackson School Village Property.
 (10) The Company owns a ground leasehold interest in the building and the land on which the headquarters building is located. The ground lease is prepaid until its expiration in 2054, and, unless the lease is extended, the land, together with all improvements thereon, will revert to the owner in 2054.
 (11) Represents the completion date for a major renovation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders, held on December 17, 1996, the stockholders did not approve the following proposal: a proposal to make certain amendments to the Company's Articles of Incorporation (the "Charter") to provide for changes in the composition of the Board of Directors in the event of the breach of certain protective provisions in the Charter relating to the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock"). This proposal was listed as proposal number three in the Company's proxy statement, dated September 5, 1996. There were 5,299,241 votes for this proposal and 386,845 votes against or withheld. This proposal required the affirmative vote of the holders of two-thirds, or approximately 5,870,000 shares, of the 8,805,000 shares of Common Stock that were then issued and outstanding. Consequently, the affirmative votes for the proposal were not sufficient to approve it. The voting on this proposal was first held on September 27, 1996 and the voting was adjourned to December 17, 1996, in order to obtain additional votes from the stockholders in connection with this proposal.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of the Company's common stock are traded on the New York Stock Exchange ("NYSE") under the symbol ESS.

Market Information
------------------

The Company's common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated from the Company's inception are as follows:

Quarter Ended             High       Low      Close
----------------------   -------   -------   -------

 December 31, 1996       $29.375   $24.625   $29.375
 September 30, 1996      $24.875   $21.375   $24.875
 June 30, 1996           $22.500   $19.375   $21.500
 March 31, 1996          $21.250   $18.750   $20.750
 December 31, 1995       $19.500   $17.250   $19.250
 September 30, 1995      $18.250   $16.750   $17.500
 June 30, 1995           $18.125   $15.750   $18.125
 March 31, 1995          $16.875   $15.375   $15.875

 The closing price as of March 20, 1997 was $30.375.

Holders
-------

The approximate number of holders of record of the shares of the Company's common stock was 117 as of March 25, 1997. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

Return of Capital
-----------------

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of cash dividend that exceeds earnings and profits is a return of capital. The return of capital is generated due to the deduction of noncash expenses, primarily depreciation, in the determination of earnings and profits. The status of the cash dividends distributed for the years ended December 31, 1996, 1995 and 1994 for tax purposes is as follows:

                                  1996      1995      1994
                                 -------   -------   ------
     Taxable portion              58.00%    69.00%   68.00%
     Return of capital            42.00%    31.00%   32.00%
                                  ------    ------    -----

                                 100.00%   100.00%   100.00%
                                 ======    ======    ======

Dividends and Distributions
---------------------------

Since its initial public offering, the Company has paid regular quarterly dividends to its stockholders. From inception, the Company paid the following dividends: July 15, 1994, $.08; October 17, 1994, $.4175; January 15, 1995,
$.4175; April 17, 1995, $.4175; July 17, 1995, $.4175; October 16, 1995, $.425;
January 16, 1996, $.425, April 12, 1996, $.425; July 15, 1996, $.425; October
15, 1996, $.435; and January 15, 1997, $.435. Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds from operations of the company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. There are currently no contractual restrictions on the Company's present or future ability to pay dividends.

ITEM 6.  SUMMARY FINANCIAL AND OPERATING DATA

The following tables set forth summary financial and operating information (i) for the Company from June 13, 1994 (completion of the Company's IPO) through December 31, 1996, (ii) on a pro forma basis for the Company for the year ended December 31, 1994 and (iii) on a historical combined basis for the year ended December 31, 1993 and for the period from January 1, 1994 through June 12, 1994 for the 20 properties in which the original limited partners in the Operating Partnership previously held ownership interests, combined with the financial and operating information of Essex Property Corporation (''EPC''). The unaudited pro forma financial and operating information for the year ended December 31, 1994 is based on the ownership and operation of the 23 properties owned at the time of the IPO (including the properties acquired as of the IPO) combined with the financial and operating information of EPC and is presented as if the following had occurred on January 1, 1994: (i) the IPO was completed, (ii) the Company qualified as a REIT, (iii) the Company used the net proceeds from the IPO and the debt incurred in connection with the IPO to fund a series of asset acquisitions and mortgage repayments in connection with the IPO, and (iv) Essex Management Corporation (''EMC'') was formed and certain property and asset management contracts were assigned to EMC (such pro forma adjustments, the ''IPO Pro Forma Adjustments'').

The pro forma financial and operating information should not be considered indicative of actual results that would have been achieved had the transactions occurred on the dates or for the periods indicated and do not purport to indicate results of operations as of any future date or for any future period. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with all of the financial statements and notes thereto.


                                                       (Dollars in thousands, except per share amounts)

                                            Year          Year       June 13,      Pro forma      Jan. 1,        Year
                                           ended         ended         1994-       Year ended      1994-         ended
                                          Dec. 31,      Dec. 31,      Dec. 31,       Dec. 31,     June 12,      Dec. 31,
                                            1996          1995          1994          1994(1)       1994          1993
                                         ----------     --------      --------     -----------     -------      --------
OPERATING DATA:
REVENUES
     Rental..........................       $47,780       $41,640       $19,499       $34,154       $12,742       $26,509
     Property and asset management...             -             -             -           257         1,794         3,277
     Other...........................         2,913          2,300          914         1,582           275           643
                                            -------       --------      -------       -------       -------       -------
          Total revenues.............        50,693         43,940       20,413        35,993        14,811        30,429
EXPENSES
     Property operating expenses.....        15,505         13,604        6,452        11,414         4,267         9,348
     Depreciation and amortization...         8,855          8,007        4,030         7,047         2,598         5,537
     Amortization of deferred
       financing costs...............           639          1,355          773         1,407            96           219
     General and administrative......         1,717          1,527          457           804           306           688
     Property and asset management...             -             -            -             -            974         1,396
     Other expenses..................            42            288           -             -            314           952
     Interest........................        11,442         10,928        4,304         7,086         5,924        11,902
                                            -------       --------      -------       -------       -------       -------
        Total expenses...............        38,200         35,709       16,016        27,758        14,479        30,042
                                            -------       --------      -------       -------       -------       -------
Income before gain on sales, minority
  interest,  provision for income
  taxes and extraordinary item.......        12,493          8,231        4,397         8,235           332           387
     Gain on sales...................         2,477          6,013
     Minority interest...............        (2,648)        (3,486)      (1,131)       (1,938)           87           161
     Provision for income taxes......             -              -            -             -          (267)         (581)
     Extraordinary item-loss on early
       extinguishment of debt........        (3,441)          (154)           -             -             -             -
                                            -------       --------      -------       -------       -------       -------
Income (loss) after minority
  interest...........................        $8,881        $10,604       $3,266        $6,297          $152         $ (33)
                                            =======        =======      =======       =======       =======       =======
Net income (loss) per share after
  minority interest(2)...............         $1.12          $1.69        $0.52        $ 1.00             -             -
                                            =======        =======      =======       =======       =======       =======
Weighted average common stock
  outstanding (in thousands).........         7,348          6,275        6,275         6,275             -             -

                                                                                            As of December 31,
                                                                           -------------------------------------------------
                                                                             1996         1995          1994         1993
                                                                           --------      --------     ---------    ---------
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation).........       $393,809      $284,358       $282,344    $186,447
Net investment in real estate.......................................        346,178       244,077        248,232     158,873
Total assets........................................................        417,174       273,660        269,065     171,287
Total property indebtedness.........................................        153,205       154,524        150,019     152,501
Stockholders' equity................................................        222,807        84,729         84,699       7,772















                                                                                Year         Year   June 13,  Pro forma
                                                                                 ended      ended     1994-   Year ended
                                                                                Dec. 31,   Dec. 31,  Dec. 31, Dec. 31,
                                                                                  1996       1995       1994    1994(1)
                                                                                --------   --------  --------  ---------

FUNDS FROM OPERATIONS(3)
Net income before gain on sales, minority interest,
  provision for income taxes and extraordinary item...........................    $12,493    $8,231    $4,397    $8,235
Adjustments
     Depreciation and amortization............................................      8,855     8,007     4,030     7,059
     Adjustments for unconsolidated joint ventures............................        508       121         -         -
     Non-recurring items......................................................         42       288         -         -
     Minority interest........................................................       (560)     (527)      (260)    (457)
                                                                                  -------   -------     ------  -------
Funds from Operations(3)......................................................    $21,338   $16,120     $8,167  $14,837
                                                                                  =======   =======     ======  =======
Weighted average number of shares outstanding
  (fully diluted)(4)..........................................................      9,562     8,130      8,130    8,130
Funds from Operations applicable to Essex's stockholders......................    $17,006   $12,445     $6,305  $11,454
FFO Pay-Out Ratio.............................................................         77%      85%         91%      92%
Debt service coverage ratio(5)................................................        2.9x     2.6x        3.1x     3.4x
Gross operating margin(6).....................................................         68%      67%         67%      67%
Average same-property monthly rental rate per apartment unit (7)(8)...........       $798     $749        $715     0.00
Average same-property monthly operating expenses per apartment unit (7)(9)....       $248     $241        $234     0.00
Total multi-family units (at end of period)...................................      6,624    4,868       4,410    4,410
Multi-family residential property occupancy rate(10)..........................         97%      97%         96%      96%
Total properties (at end of period)...........................................         36       30          29       29

(1) The unaudited pro forma financial and operating information for the year ended December 31, 1994 is based on the ownership and operation of the 23 properties owned at the time of the Company's initial public offering (the "IPO") (including the properties acquired as of the IPO) combined with the financial and operating information of EPC and is presented as if the following had occurred on January 1, 1994: (i) the IPO was completed, (ii) Essex qualified as a REIT, (iii) Essex used the net proceeds from the IPO and debt incurred in connection with the IPO to fund a series of asset acquisitions and mortgage repayments in connection with the IPO and (iv) EMC was formed and certain property and asset management contracts were assigned to it. Pro forma net cash flows for operating, investing and financing activities have been omitted because of the subjectivity involved in the assumptions required for related balance sheet structure and because of the presence of disclosure of actual cash flow information for 1994 and 1995.

(2) Per share amounts are presented only for the periods subsequent to June 13, 1994 and the pro forma 1994 period and are based upon respective amounts divided by the weighted average outstanding shares on the applicable dates.

(3) Industry analysts generally consider Funds from Operations to be an appropriate measure of the performance of an equity REIT. Funds from Operations, as currently defined by the National Association of Real Estate Investment Trusts (''NAREIT'') represents net income (loss) (computed in accordance with generally accepted accounting principles (''GAAP''), excluding gains (or losses) from debt restructuring, sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures, if any. Adjustments for unconsolidated partnerships and joint ventures, if any, will be calculated to reflect Funds from Operations on the same basis. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because it provides investors with an additional basis to evaluate the performance of a REIT. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations.

(4) Assumes the conversion of all outstanding shares of Convertible Preferred Stock, if any, and all outstanding limited partnership interests in the Operating Partnership, into shares of Common Stock, as of the applicable date.

(5)  Debt service coverage ratio represents EBITDA divided by interest expense.

(6) Gross operating margin represents rental income less property operating expenses divided by rental income.

(7) Same-property apartment units are those units which the Company has owned since the IPO.

(8) Average same-property monthly rental rate per apartment unit represents total scheduled rent for the period (actual rental rates on occupied apartment units plus market rental rates on vacant apartment units) divided by the number of apartment units and further divided by the number of months in the period.

(9) Average same-property monthly expenses per apartment unit represents total monthly operating expenses for the period divided by the total number of apartment units and further divided by the number of months in the period.

(10) Occupancy rates are based on Financial Occupancy during the period presented. Occupancy rates exclude Jackson School Village (which was developed in 1996 and has not yet achieved stabilized occupancy).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of Essex Property Trust, Inc. ("Essex or the "Company") as of and for the years ended December 31, 1996 and 1995 and for the period from June 13, 1994 through December 31, 1994, and the combined financial statements of Essex Partners Properties ("EPP") for the period from January 1, 1994 through June 12, 1994. The combined financial statements of EPP combine the balance sheet data and results of operations of Essex Property Corporation ("EPC") and of various limited partnerships. EPP is considered the predecessor entity to Essex and the combined financial statements are presented for comparative purposes. The following discussion compares Essex's results of operations for the year ended December 31, 1996, with its results for the year ended December 31, 1995. The discussion also compares Essex's results for the year ended December 31, 1995, with the combined activities of Essex and EPP for the year ended December 31, 1994.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Substantially all the assets of Essex are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner and as of December 31, 1996 owned an approximate 86.2% general partnership interest in the Operating Partnership and as of December 31,1995 and 1994, owned an approximate 77.2% general partnership interest in the Operating Partnership. The Company has elected to be treated as a REIT for Federal income tax purposes.

Certain statements in the Report on Form 10-K and in this Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Essex to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1 Business-Other Matters.

GENERAL BACKGROUND

Revenues are generated primarily from multifamily residential and commercial property operations, which accounted for 96%, 95%, and 91% of its revenues for the years ended December 31, 1996, 1995, and 1994, respectively. Essex's properties are located in California, Washington and Oregon. Occupancy levels for Essex's multifamily residential properties in these markets have generally remained high (averaging approximately 95% over the last five years).

Essex elects to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ending December 31, 1994. In order to maintain compliance with REIT tax rules, Essex provides fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of Essex own 100% of EMC's 1,000 shares of common stock. Essex has been actively engaged in the business of acquiring and managing portfolios of non-performing assets along with institutional investors. Asset management services resulting from these portfolios are provided by EMC, typically for the term that is required to acquire, reposition and dispose of the portfolio. Asset management agreements usually provide for a base management fee calculated as a percentage of the gross asset value of the portfolio under management, and an incentive fee based upon the over all financial performance of the portfolio. Accordingly, the fees earned as a result of these contracts fluctuate as assets are acquired and disposed. In general, Essex believes, however, that fewer opportunities to acquire portfolios of non-performing assets will be available in the near future.

Average financial occupancy rates for the year ended December 31, 1996 for multifamily properties were as follows:

  Northern California           98%
  Seattle, Washington           96%
  Southern California           96%
  Portland, Oregon              84%

The commercial properties were 98% occupied (based on square footage) as of December 31, 1996.

For the year ended December 31, 1996, multifamily property revenue on a same property basis grew at 6.7% over the 1995 comparable period. The following is a regional breakdown of same property revenue growth for Essex's multifamily properties:

Northern California              9.3%
Seattle Metropolitan Area        4.4%
Southern California              3.8%

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995
--------------------------------------------------------------------------

Total Revenues increased by $6,753,000 or 15.4% to $50,693,000 in 1996 from $43,940,000 in 1995. Rental revenue increased by $6,140,000 or 14.7% to
$47,780,000 in 1996 from $41,640,000 in 1995.  Approximately $3,564,000 of the increase in rental revenue was attributable to the properties which were acquired by Essex in 1995 and 1996. Rental revenue from the Northern California and Seattle multifamily residential Properties increased by $3,010,000 or 9.3% to $35,504,000 in 1996 from $32,494,000 in 1995. Rental revenue increased by $2,156,000 or 46.9% during 1996 for the Properties located in Southern California. Approximately $1,973,000 of this increase was attributable to two properties acquired in this region during 1996. Portland, Oregon 1996 acquisitions contributed $703,000 to rental operations. Commercial property rental revenue increased by $271,000 or 5.9% during 1996.

On April 30, 1996 and June 21, 1996 the Company sold the Viareggio and Westbridge properties, respectively. The net all cash sales price of the two properties was $13,350,000. The net book value of these assets were $10,873,000 resulting in a gain on sales of real estate of $2,477,000.

Total Expenses increased by $2,491,000 or approximately 7.0% to $38,200,000 in 1996 from $35,709,000 in 1995. Interest expense increased by $514,000 or 4.7% to $11,442,000 in 1996 from $10,928,000 in 1995. Such interest expense increase was primarily due to the acquisition of additional multifamily Properties. Property operating expenses, exclusive of depreciation and amortization increased by $1,901,000 or 14.0% to $15,505,000 in 1996 from $13,604,000 in
1995. Of such increase, $1,293,000 is attributable to Properties acquired subsequent to December 31, 1994. General and administrative expenses represents the cost of Essex's various acquisition and administrative departments, as well as, partnership, administration and non-operating expenses. Such expenses increased by $190,000 primarily due to an increase in staffing during the year.

Net income decreased by $1,723,000 to $8,881,000 in 1996 from $10,604,000 in
1995. The decrease in net income was primarily due to an extraordinary charge of $3,441,000 related to the early extinguishment of debt, net reduction in gains on sale of real estate of $3,536,000 from $6,013,000 in 1995 to $2,477,000 in 1996, partially offset by income before gain on sales of real estate, provision for income taxes, minority interest and extraordinary items increase of $4,262,000 to $12,493,000 in 1996 from $8,231,000 in 1995.

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994
--------------------------------------------------------------------------

Total Revenues increased by $8,716,000 or 24.7% to $43,940,000 in 1995 from $35,224,000 in 1994. Rental revenue increased by $9,399,000 or 29.2% to
$41,640,000 in 1995 from $32,241,000 in 1994.  Approximately $8,269,000 of the increase in rental revenue was attributable to the properties which were acquired by Essex's concurrent with and after the IPO in 1994 and 1995. Rental revenue from the Northern California and Seattle multifamily residential Properties increased by $8,918,000 or 37.8% to $32,494,000 in 1995 from $23,576,000 in 1994. Rental revenue increased by $206,000 or 4.7% during 1995 for the two Properties located in Southern California. Commercial property rental revenue increased by $149,000 or 3.3% during 1995.

On May 31, 1995 and November 8, 1995 the Company sold the Loma Verde and Pacifica Park properties, respectively. The net all cash sales price of the two properties was $12,147,000. The net book value of these assets were $6,134,000 resulting in a gain on sales of real estate of $6,013,000.

Total Expenses increased by $5,214,000 or approximately 17.1% to $35,709,000 in 1995 from $30,495,000 in 1994. Interest expense increased by $700,000 or 6.8% to $10,928,000 in 1995 from $10,228,000 in 1994. Such interest expense increase was primarily due to the acquisition of additional multifamily Properties. Property operating expenses, exclusive of depreciation and amortization, increased by $2,885,000 or 26.9% to $13,604,000 in 1995 from $10,719,000 in
1994. Of such increase, $2,793,000 is attributable to properties acquired concurrent with and after the IPO in 1994 and 1995. Property and asset management expenses relate to (i) the cost of managing properties in which certain directors and officers of the Company and their affiliates hold a minimal economic interest and (ii) the cost of managing portfolios of real estate and non-performing mortgages. Property and asset management expenses of $974,000 were incurred prior to the completion of the IPO. Such expenses are no longer incurred due to the establishment of EMC in connection with the IPO (the financial results of which are not consolidated with Essex's financial statements), which has borne all property and asset management costs since June 13, 1994. General and administrative expenses increased by $764,000 due primarily to reduced allocations of Essex's expenses to EMC of approximately $500,000 and the accrual of incentive compensation related to achieving certain performance benchmarks. Other expenses represent an allocation to Essex of costs incurred prior to the completion of the IPO by The Marcus & Millichap Company for executive management, incentive compensation, audit and tax services and other matters; such expenses have not been borne by Essex since the completion of the IPO.

Net income increased by $7,186,000 to $10,604,000 in 1995 from $3,418,000 in
1994. The increase in net income after minority interest was primarily due to $6,013,000 gains from the sales of two properties and operations from Properties acquired concurrent with and after the IPO in 1994 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, Essex had $46,899,000 in cash and cash equivalents, of which a substantial portion is identified for future property acquisitions. Management believes that the uncommitted cash and available lines of credit should be sufficient to meet its immediate operating cash requirements. Essex has credit facilities in the committed amount of approximately $38,800,000. At December 31, 1996 Essex had no outstanding balance on its line of credit. The interest rate on the line of credit is 1.85% over the LIBOR rate. The line of credit expires on May 15, 1997.

Essex's cash balance increased $42,916,000 from $3,983,000 as of December 31, 1995 to $46,899,000 as of December 31, 1996. This increase in cash was the result of $20,135,000 of cash provided by operating activities, and $107,777,000 of cash provided by financing activities reduced by $84,996,000 of cash used in investing activities. The $84,996,000 of net cash used by investing activities was the result of $101,429,000 used to purchase rental properties, which were offset by $13,350,000 of proceeds of the sales of two properties. The significant components which contributed to the $107,777,000 net cash provided by financing activities were $143,969,000 net proceeds from stock offerings, $91,253,000 of proceeds from mortgages, other notes payable and lines of credit partially offset by $110,305,000 of repayments of mortgages, other notes payable and lines of credit and $15,198,000 of dividends/distributions paid.

As of December 31, 1996, the combined outstanding indebtedness under mortgages and lines of credit consisted of $110,385,000 in fixed rate debt, and $42,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 of the tax exempt variable rate demand bonds are subject to interest rate protection agreements limiting the maximum interest rate to 7.2%.

For the year ended December 31, 1996, non-revenue generating capital expenditures totaled approximately $1,420,000 or an annualized $300 per weighted average occupancy unit These expenditures do not include the improvements in connection with Northwestern Mutual mortgage loans and renovation expenditures required pursuant to the requirements related to the tax-exempt variable rate demand bonds. Essex expects to incur in the range of approximately $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1997. Essex expects that cash from operations and/or the lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1997 and/or the funding thereof will not be significantly different than that of the Company's current expectations.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

Essex expects to meet its short-term liquidity requirements from working capital and cash flow from operations. Essex believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements.

Essex expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of short-term financing of acquisition and development activities through the issuance of long-term secured and unsecured debt and offerings by Essex of additional equity securities (or limited partnership interests in the Operating Partnership).

Subsequent to December 31, 1996, Essex filed a shelf registration statement for $175 million, (the "December Shelf Registration Statement"). Prior to this filing, Essex had approximately $25 million capacity remaining on a previously filed registration statement which registered shares of common stock, preferred stock, depository shares and warrants to purchase common and preferred stock. The December Shelf Registration Statement was declared effective by the Securities and Exchange Commission on February 26, 1997.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations an appropriate measure of performance of an equity REIT. Generally, Funds from Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth Essex's calculation of actual Funds from Operations for 1996, 1995 and the period June 13 through December, 1994 and Pro forma Funds from Operations for 1994.

The National Association of Real Estate Investment Trusts ("NAREIT"), a leading industry group, has approved a revised definition of Funds from Operations, which provides that the amortization of deferred financing costs is no longer to be added back to net income to calculate Funds for Operations. NAREIT has suggested that REITs adopt this new definition beginning in 1996. The following table sets forth Essex's calculation of actual Funds from Operations for 1996, 1995 and 1994 and pro forma Funds for Operations for 1994 under the revised definition.

                                                                         For the quarter ended
                                             Year Ended      --------------------------------------------------
                                              12/31/96         12/31/96     9/30/96       6/30/96      3/31/96
                                             -----------     -----------   ----------   -----------  -----------
Income before minority interest              $11,529,000     $ 4,423,000   $2,904,000   $ 4,184,000   $   18,000
Adjustments:
  Depreciation and amortization                8,855,000       2,342,000    2,276,000     2,047,000    2,190,000
  Adjustments for unconsolidated
    joint ventures                               508,000         129,000      130,000       130,000      119,000
  Non-recurring items (1)
    Gains of the sales of real estate         -2,477,000           3,000      -71,000    -2,409,000            0
    Other non-recurring items                  3,483,000         124,000      475,000       683,000    2,201,000
  Minority interest - Pathways                  -560,000        -144,000     -144,000      -132,000     -140,000
                                             ----------      -----------   ----------   -----------   ----------
  Funds from operations
    NAREIT "revised definition"              $21,338,000     $ 6,877,000   $5,570,000   $ 4,503,000   $4,388,000
Weighted average number
of Shares - fully diluted (2)                  9,562,236      11,974,675    9,878,075     8,130,000    8,130,000



                                                                         For the quarter ended
                                             Year Ended      --------------------------------------------------
                                              12/31/95         12/31/95     9/30/95       6/30/95      3/31/95
                                             -----------     -----------   ----------   -----------  -----------

Income before minority interest              $14,090,000     $ 7,254,000   $2,142,000   $ 2,682,000   $2,012,000
Adjustments:
  Depreciation and amortization                8,007,000       1,999,000    2,037,000     2,000,000    1,973,000
  Adjustments for unconsolidated
    joint ventures                               121,000          68,000       51,000             0            0
  Non-recurring items(1)
    Gains of the sales of real estate         -6,013,000      -5,224,000            0      -789,000            0
    Other non-recurring items                    442,000         249,000       26,000       167,000            0
  Minority interest - Pathways                  -527,000        -155,000     -123,000      -129,000     -120,000
                                             -----------     -----------   ----------   -----------   ----------
  Funds from operations -
    NAREIT "revised definition"              $16,120,000     $ 4,191,000   $4,133,000   $ 3,931,000   $3,865,000
                                             ===========     ===========   ==========   ===========   ==========
  Number of Shares (2)                         8,130,000       8,130,000    8,130,000     8,130,000    8,130,000


                                              Proforma
                                               For the         6/13/94      For the quarter ended      6/13/94
                                             Year Ended        Through     ------------------------    Through
                                              12/31/94         12/31/94     12/31/94      9/30/94      6/30/94
                                             -----------     -----------   ----------   -----------  -----------


Income before minority interest              $8,235,000      $ 4,397,000   $1,810,000   $ 2,180,000   $  407,000
Adjustments:
  Depreciation and amortization               7,059,000        4,030,000    2,056,000     1,649,000      325,000
  Minority interest - Pathways                 -457,000         -260,000     -121,000      -117,000      -22,000
                                             -----------     -----------   ----------   -----------   ----------
  Funds from operations -
    NAREIT "revised definition"             $14,837,000      $ 8,167,000   $3,745,000   $ 3,712,000   $  710,000
                                            ===========      ===========   ==========   ===========   ==========
  Number of Shares (2)                        8,130,000        8,130,000    8,130,000     8,130,000    8,130,000

(1) Other non-recurring items for the years ended December 31, 1996 and 1995 consist of $42,000 and $288,000 of loss from hedge termination and $3,441,000 and $154,000 of loss on the early extinguishment of debt, respectively. These non-recurring items are excluded from the Funds from Operations calculation since they are non-operational in nature, infrequent in occurrence and inclusion would distort the comparative measurement of the Company's performance over time.

(2) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock into shares of Essex's common stock. Also includes common stock equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 29, 1997.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 29, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 29, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 29, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Report of KPMG Peat Marwick LLP, independent auditors Page
              ----

                                                                                                                PAGE
                                                                                                                ----
Independent Auditors' Report                                                                                     F-1

      Financial Statements:

      Consolidated Balance Sheets:
        Essex Property Trust, Inc. as of December 31, 1996 and December 31, 1995                                 F-2

       Statements of Operations:
              Essex Property Trust Inc., consolidated for the years ended December 31, 1996 and 1995, and for the period from June 13, 1994 through December 31, 1994;  Essex Partners
              Properties combined for period January 1 through June 13, 1994                                     F-3

       Statements of Stockholders' Equity:
               Essex Property Trust Inc. consolidated for the years ended December 31, 1996 and 1995, and for the period from June 13, 1994 through December 31, 1994; Essex
               Partners Properties combined for the period of January 1 through June 13, 1994                    F-4

      Statements of Cash Flows:
               Essex Property Trust, Inc. consolidated for the years ended December 31, 1996 and 1995 and for the period June 13, 1994 through December 31, 1994; Essex Partners Properties
               Combined for the period of January 1 through June 13, 1994                                        F-5

      Notes to Consolidated Financial Statements                                                                 F-6

(b)  Pro Forma Condensed Consolidated Statement of Operations - Unaudited

Between January 31, 1996 and November 7, 1996, Essex consummated five property acquisitions and two property dispositions with independent third parties in "arms-lengths" transactions.

The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1996 is presented as if the property transactions stated above occurred on January 1, 1996.

Pro Forma Condensed Consolidated Statement of Operations for the year ended
December 31, 1996.                                                                                               S-1

Notes to Pro Forma Condensed Consolidated Statement of Operations                                                S-2


(c)  Reports on Form 8-K

On December 19, 1996, the Company filed a current report on Form 8-K, with respect to its acquisition of the Meadowood property, which included historical and pro forma financial statements.

On October 17, 1996, the Company filed a current report on Form 8-K/A (an amendment to a 8-K report filed on September 11, 1996), regarding 1996 property acquisitions and dispositions and which included combined historical summary of gross income and direct operating expenses for the year ended December 31, 1995 for such 1996 property acquisitions.

(d)  Exhibits



Exhibit          # Document                                                                                                  Page
---------        --------                                                                                                    ----
 3.1      Articles of Amendment and Restatement of Essex dated June 22, 1995.                                                (5)

 3.2      Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible Preferred Stock, Series 1996A,
          attached as Exhibit 3.1 to Essex's Current Report on Form 8-K, filed August 13, 1996, and hereby incorporated
          herein by reference.                                                                                               --

 3.3      First Amendment to Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit
          3.1 to Essex's 10Q as of September 30, 1996, and hereby incorporated herein by reference.                          --

 3.4      Certificate of Correction dated December 20, 1996.                                                                 56

 3.5      Amended and Restated Bylaws of Essex Property Trust, Inc., attached as Exhibit 3.2 to Essex's Current Report
          on Form 8-K, filed August 13, 1996, and hereby incorporated herein by reference.                                   --

 3.6      Certificate of Amendment of the Bylaws of Essex Property Trust, Inc., dated December 17, 1996.                     62

10.1      Agreement of Limited Partnership for the Operating Partnership.                                                    (1)

10.2      Form of Essex Property Trust, Inc. 1994 Employee Stock Incentive Plan*                                             (1)

10.3      Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan.*                           (1)

10.4      Form of the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan.*                                         (1)
10.5      Form of Non-Competition Agreement between Essex and each of Keith R. Guericke and George M. Marcus.*               (1)

10.6      Contribution Agreement by and among Essex, the Operating Partnership and the Limited Partners in the
          Operating Partnership.                                                                                             (1)

10.7      Form of Indemnification Agreement between Essex and its directors and officers.                                    (1)

10.8      Commitment Letter between Northwestern Mutual Life Insurance Company and the Operating Partnership.                (1)

10.9      Summary of terms letter dated April 27, 1994 for three credit facilities from Bank of America to the
          Operating Partnership and Essex.                                                                                   (1)

10.10     Stock Purchase Agreement dated as of June 20, 1996 by and between Essex Property Trust, Inc. and
          Tiger/Westbrook Real Estate Fund L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.,
          attached as Exhibit 10.1 to Essex's Current Report on Form 8-K, filed August 13, 1996, and hereby
          incorporated herein by reference.                                                                                  --

10.11     Amendment No. 1 to Stock Purchase Agreement dated as of July 1, 1996 by and between Essex Property Trust,
          Inc. and Tiger/Westbrook Real Estate Fund, L.P. and Tiger/ Westbrook Real Estate Co-Investment Partnership,
          L.P., attached as Exhibit 10.2 to Essex's Current Report on Form 8-K, filed August 13, 1996, and hereby
          incorporated herein by reference.                                                                                  --

10.12     First Amendment to Investor Rights Agreement dated July 1, 1996 by and between George M. Marcus and The
          Marcus & Millichap Company, attached as Exhibit 10.3 to Essex's Current Report on Form 8-K, filed August 13,
          1996, and hereby incorporated herein by reference.                                                                 --

10.13     Leasehold agreement between Houghton Mifflin Company and Stanford University dated as of February 1, 1955,
          as amended.                                                                                                        (1)

10.14     Agreement by and among M&M, M&M REIBC and the Operating Partnership and Essex regarding Stock Options.             (1)

10.15     Co-Brokerage Agreement by and among Essex, the Operating Partnership, M&M REIBC and Essex Management
          Corporation.                                                                                                       (1)



Exhibit          # Document                                                                                                  Page
---------        --------                                                                                                    ----

10.16     General Partnership Agreement of Essex Washington Interest Partners.                                               (1)


10.17     Form of Office Lease between the Operating Partnership and the Marcus and Millichap Company.                       (1)

10.18     Form of Management Agreement between the Operating Partnership and Essex Management Corporation regarding
          the retail Properties.                                                                                             (1)


10.19     Form of Amended and Restated Agreement among Tenants-in-Common regarding Pathways Property.                        (1)

10.20     Form of Promissory Note made by Gilroy Associates and San Pablo Medical Investors in favor of the Operating
          Partnership.                                                                                                       (1)

10.21     Loan Agreement between Chaparral-Anaheim Investors--1985 and Security Pacific National Bank, as amended.           (1)

10.22     Promissory Note made by Summerhill Wolfe Associates in favor of Citibank.                                          (1)

10.23     Loan Facility Agreement dated as of June 20, 1996 among Essex Property Trust, Inc. and T/W Essex Funding, L.L.C.,
          attached as Exhibit 10.4 to Essex's Current Report on Form 80K, filed August 13, 1996, and hereby incorporated
          herein by reference.                                                                                               --

10.24     Amendment No. 1 to Loan Facility Agreement dated as of July 1, 1996 by and between Essex Property Trust, Inc. and
          T/W Essex Funding, L.L.C., attached as Exhibit 10.5 to Essex's Current Report on Form 8-K, filed August 13, 1996,
          and hereby incorporated herein by reference.                                                                       --

10.25     Revised Exhibit A to Forms of Holdback Funding Agreements between Northwestern Mutual Life Insurance Company and the Operating Partnership and partnerships (in which the Operating Partnership is the general partner) that
          own certain of the Washington Properties.                                                                          (1)

10.26     Form of Investor Rights Agreement between Essex and the Limited Partners of the Operating Partnership.             (1)

10.27     Assumption and Modification Agreement dated May 12, 1994 by and among Citibank, Summerhill Wolfe Associates and
          the Operating Partnership                                                                                          (1)

10.28     Revolving credit agreement between Essex and First Interstate Bank, attached as Exhibit 10.1 to Essex's 10Q as of
          June 30, 1994.                                                                                                     (2)

10.29     Standing loan agreement between Essex and Bank of America for $15,250,000, attached as Exhibit 10.2 to Essex's
          10Q as of June 30, 1994.                                                                                           (2)

10.30     Standing loan agreement between Essex and Bank of America for $8,925,000, attached as Exhibit 10.3 to Essex's 10Q
          as of June 30, 1994.                                                                                               (2)

10.31     Form of Promissory Note to be made by San Pablo Medical Investors, Ltd. and Gilroy Associates in favor of the
          Operating Partnership and forms of documents relating thereto.                                                     (1)

10.32     Promissory notes for $3,400,000, $10,000,000 and $42,000,000 evidencing amounts payable to Northwestern mutual
          Life Insurance Company, attached as Exhibit 10.5 to Essex's 10Q as of June 30, 1994.                               (2)

10.35     Real Estate purchase agreement for Santa Fe Ridge Apartments.                                                      (4)

10.36     $12.58 million Promissory Note to World Savings and Loan Association.                                              (4)



Exhibit          # Document                                                                                                  Page
---------        --------                                                                                                    ----
10.37      $6.3 million Promissory Note to World Savings and Loan Association.                                               (4)

10.38      $6.7 million Promissory Note to World Savings and Loan Association.                                               (4)

10.39      $13.61 million Promissory Note secured by deeds of trust to Bank of America.                                      (4)

10.40      Revolving credit agreement between Essex and Bank of America, attached as Exhibit 10.4 to Essex's 10Q as of
           June 30, 1994.                                                                                                    (2)

10.41      Interest rate protection agreement dated June 10, 1994, attached as Exhibit 10.6 to Essex's 10Q as of
           June 30, 1994.                                                                                                    (2)

10.42     Purchase agreement for Inglenook Court Apartments, Emerald Ridge Apartments and Sammamish View Apartments,
          attached as an Exhibit to Form 8K dated November 21, 1994.                                                         (3)

10.43     Guarantee dated as of June 20, 1996 of Essex Portfolio, L.P. to T/W Essex Funding, L.L.C. attached as Exhibit
          10.6 to Essex's Current Report on Form 8-K, filed August 13, 1996, and hereby incorporated herein by
          reference.                                                                                                         --

10.44     Reaffirmation of Guarantee dated as of July 1, 1996 by Essex Portfolio, L.P., attached as Exhibit 10.7 to Essex's
          Current Report on Form 8-K, filed August 13, 1996, and hereby incorporated herein by reference.                    --

10.45     Registration Rights Agreement, dated as of June 20, 1996, attached as Exhibit 10.8 to Essex's Current Report on
          Form 8-K, filed August 13, 1996, and hereby incorporated herein by reference.                                      --

10.46     Letter Agreement, dated July 1, 1996, among Essex Property Trust, Inc., Essex Portfolio, L.P., Tiger/Westbrook
          Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P., attached as Exhibit
          10.9 to Essex's Current Report on Form 8-K, filed August 13, 1996, and hereby incorporated herein by reference.    --

10.47     Letter Agreement with Tiger/Westbrook entities re:  Limitations on Ownership of Stock of the Company, attached
          as Exhibit 10.1 to Essex's 10Q as of September 30, 1996, and hereby incorporated herein by reference.              --

10.48     Promissory Note dated February 13, 1996, executed by the Operating Partnership to the order of The Northwestern
          Mutual Life Insurance Company, in the principal amount of $20,200,000, attached as Exhibit 10.43 to Essex's
          10Q as of March 31, 1996, and hereby incorporated herein by reference.                                             --

10.49     Commercial Promissory Note Secured by Deed of Trust dated January 29, 1996, executed by the Operating Partnership to the order of Union Bank, in the principal amount of $14,475,000, attached as Exhibit 10.44 to Essex's 10Q as of
          March 31, 1996, and hereby incorporated herein by reference.                                                       --

11.1      Statements regarding Computation of Earnings Per Share.                                                            63

12.1      Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.                       64

21.1      List of Subsidiaries of Essex Property Trust, Inc.                                                                 65

23.1      Consent of Independent Public Accountants.                                                                         66

27.1      Article 5 Financial Data Schedule (Edgar Filing Only)                                                              --

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

(5) Incorporated by reference to Exhibit 3.1 to the Company's report on Form 10Q for the quarter ended June 30, 1995.

*  Management contract or compensatory plan or agreement.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995, and the period June 13, 1994 through December 31, 1994 and of Essex Partners Properties (the Predecessor) for the period January 1, 1994 through June 12, 1994. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of Real Estate and Accumulated Depreciation as of December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the management of Essex Property Trust, Inc. and the Predecessor. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows of Essex Property Trust, Inc. for the years ended December 31, 1996 and 1995 and for the period June 13, 1994 through December 31, 1994 and of the Predecessor for the period January 1, 1994 through June 12, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP

San Francisco, California
January 31, 1997

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          December 31, 1996 and 1995
                            (Dollars in thousands)



                            Assets                                  1996        1995
                            ------                                --------    --------
Real estate:
 Rental properties:
  Land and land improvements                                      $ 90,557    $ 61,738
  Buildings and improvements                                       303,252     222,620
                                                                  --------    --------
                                                                   393,809     284,358
 Less accumulated depreciation                                     (47,631)    (40,281)
                                                                  --------    --------
                                                                   346,178     244,077
 Investments                                                         8,537       8,656
                                                                  --------    --------
                                                                   354,715     252,733

Cash and cash equivalents                                           46,899       3,983
Notes and other related party receivables                            2,362       4,780
Notes and other receivables                                          5,293       5,130
Prepaid expenses and other assets                                    3,745       1,944
Deferred charges, net                                                4,160       5,090
                                                                  --------    --------
                                                                  $417,174    $273,660
                                                                  ========    ========
        Liabilities and Stockholders' Equity
        ------------------------------------

Mortgage notes payable                                            $153,205    $136,061
Lines of credit                                                         --      18,463
Accounts payable and accrued liabilities                             7,346       2,964
Dividends payable                                                    6,286       3,455
Other liabilities                                                    2,249       1,565
                                                                  --------    --------
   Total liabilities                                               169,086     162,508

Minority interest                                                   25,281      26,423

Stockholders' equity:
 8.75% Convertible preferred stock, series 1996A: $.0001 par value, 1,600,000 and none authorized; 800,000 and none
  issued and outstanding, in 1996 and 1995 respectively                  1          --
 Common stock, $.0001 par value, 668,400,000 and
  670,000,000 shares authorized; 11,591,650 and 6,275,000
  shares issued and outstanding, in 1996 and 1995
  respectively                                                           1           1
 Excess stock, $.0001 par value, 330,000,000 shares authorized;
  no shares issued or outstanding                                       --          --
 Additional paid-in capital                                        256,106     112,070
 Accumulated deficit                                               (33,301)    (27,342)
                                                                  --------    --------
   Total stockholders' equity                                      222,807      84,729
                                                                  --------    --------
                                                                  $417,174    $273,660
                                                                  ========    ========

See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                                                                    Essex
                                                                                                                  Partners
                                                                    Essex Property Trust, Inc                    Properties
                                                         -------------------------------------------------   -------------------
                                                          Year ended      Year ended     June 13, through    January 1, through
                                                         December 31,    December 31,      December 31,           June 12,
                                                             1996            1995              1994                 1994
                                                         -------------   -------------   -----------------   -------------------
Revenues:
    Rental                                                    $47,780         $41,640             $19,499               $12,742
    Property and asset management                                  --              --                  --                 1,794
    Interest and other income                                   2,913           2,300                 914                   275
                                                              -------         -------             -------               -------
                                                               50,693          43,940              20,413                14,811
                                                              -------         -------             -------               -------
Expenses:
    Property operating expenses:
      Maintenance and repairs                                   4,341           3,811               1,725                 1,108
      Real estate taxes                                         3,790           3,371               1,601                 1,120
      Utilities                                                 3,175           2,974               1,396                   834
      Administrative                                            2,911           2,592               1,297                   922
      Advertising                                                 653             299                 149                   142
      Insurance                                                   635             557                 284                   141
      Depreciation and amortization                             8,855           8,007               4,030                 2,598
                                                              -------         -------             -------               -------
                                                               24,360          21,611              10,482                 6,865
                                                              -------         -------             -------               -------
    Interest                                                   11,442          10,928               4,304                 5,924
    Amortization of deferred financing costs                      639           1,355                 773                    96
    General and administrative                                  1,717           1,527                 457                   306
    Loss from hedge termination                                    42             288                  --                    --
    Property and asset management                                  --              --                  --                   974
    Other                                                          --              --                  --                   314
                                                              -------         -------             -------               -------
      Total expenses                                           38,200          35,709              16,016                14,479
                                                              -------         -------             -------               -------
      Income before gain on sales of
        real estate, provision for income
        taxes, minority interest and
        extraordinary items                                    12,493           8,231               4,397                   332

Gain on sales of real estate                                    2,477           6,013                  --                    --
Provision for income taxes                                         --              --                  --                  (267)
Minority interest                                              (2,648)         (3,486)             (1,131)                   87
                                                              -------         -------             -------               -------
      Income before extraordinary items                        12,322          10,758               3,266                   152

Extraordinary loss on early extinguishments of debt            (3,441)           (154)                 --                    --
                                                              -------         -------             -------               -------
      Net income                                              $ 8,881         $10,604             $ 3,266               $   152
                                                              =======         =======             =======               =======
Per share data:
    Net income per share from operations
      before extraordinary item                                 $1.50           $1.71                $.52
    Extraordinary loss on extinguishments
      of debt                                                    (.38)            .02                  --
                                                              -------         -------             -------
      Net income per share                                      $1.12           $1.69                $.52
                                                              =======         =======             =======
    Weighted average shares used in
      net income per share calculation                          7,348           6,275               6,275
                                                              =======         =======             =======

See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1996, 1995 and 1994
                       (Dollars and shares in thousands)


                                                                                                        Retained
                                                   Preferred stock    Common stock        Additional    earnings/
                                                   ---------------   -----------------     paid-in     (accumulated
                                                   Shares   Amount   Shares     Amount     capital       deficit)     Total
                                                   ------   ------   -------   -------    ---------     ---------    -------
Balance at December 31, 1993                                              --      $ -           --     $  7,772     $  7,772
Distributions                                                             --        -           --       (1,273)      (1,273)
Net income through June 12, 1994                                          --        -           --          152          152
                                                                      ------      ---      -------     --------     --------
Balance at June 12, 1994                                                  --        -           --        6,651        6,651
Net proceeds from the initial public offering                          6,275        1      112,070           --      112,071
Effect of the initial public offering                                     --        -           --       (5,658)      (5,658)
Recognition of minority interest                                          --        -           --      (25,889)     (25,889)
Net income                                                                --        -           --        3,266        3,266
Dividends declared                                                        --        -           --       (5,742)      (5,742)
                                                                      ------      ---      -------     --------     --------
Balances at December 31, 1994                                          6,275        1      112,070      (27,372)      84,699
Net income                                                                --        -           --       10,604       10,604
Dividends declared                                                        --        -           --      (10,574)     (10,574)
                                                                      ------      ---      -------     --------     --------
Balances at December 31, 1995                                          6,275        1      112,070      (27,342)      84,729
Net proceeds from preferred stock offering            800      $ 1       --         -       17,504           --       17,505
Net proceeds from common stock offerings               --        -     5,313        -      126,464           --      126,464
Net proceeds from options exercised                    --        -         4        -           68           --           68
Net income                                             --        -        --        -           --        8,881        8,881
Dividends declared                                     --        -        --        -           --      (14,840)     (14,840)
                                                      ---      ---    ------      ---      --------    --------     --------
Balances at December 31, 1996                         800      $ 1    11,592      $ 1      $256,106    $(33,301)    $222,807
                                                      ===      ===    ======      ===      ========    ========     ========

See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                          Essex Partners
                                                    Essex Property Trust, Inc.              Properties
                                          ------------------------------------------     ---------------
                                           Year ended    Year ended     June 13, to        January 1, to
                                          December 31,   December 31,   December 31,          June 12,
                                              1996          1995            1994               1994
                                          ------------  ------------   -------------       -----------
Cash flows from operating activities:
 Net income                                   $  8,881      $ 10,604      $   3,266          $   152
 Minority interest                               2,047         3,003            892              (87)
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
   Gain on sales of real estate                 (2,477)       (6,013)            --               --
   Equity income of limited
    partnerships                                  (546)          (92)            --               --
   Loss on early extinguishment of debt          3,441           154             --               --
   Loss from hedge termination                      42            62             --               --
   Depreciation and amortization                 8,855         8,007          4,030            2,598
   Amortization of deferred financing
    costs                                          639         1,355            773               96
   Changes in operating assets and
    liabilities:
    Other receivables                             (163)          (48)           (71)           1,848
    Prepaid expenses and other assets           (2,110)         (561)         3,626           (1,396)
    Accounts payable and accrued
     liabilities                                   842           (73)           685              691
    Other liabilities                              684           197         (1,101)           1,087
                                             ---------       -------      ---------          -------

     Net cash provided by operating
      activities                                20,135        16,595         12,100            4,989
                                              --------      --------      ---------          -------

Cash flows from investing activities:
 Additions to rental properties               (101,429)       (9,516)       (84,940)          (1,796)
 Issuance of notes receivable                   (3,909)         (500)        (8,673)              --
 Repayments of notes receivable                  6,327           333             --               --
 Investments in corporations and joint
  ventures                                         665        (7,426)        (1,138)              --
 Dispositions of real estate                    13,350        12,147             --               --
                                             ---------       -------      ---------          -------

    Net cash used in investing
     activities                                (84,996)       (4,962)       (94,751)          (1,796)
                                             ---------       -------      ---------          -------

Cash flows from financing activities:
 Proceeds from mortgage and other
  notes payable and
  lines of credit                               91,253        21,700        128,904               --
 Repayment of mortgage and other notes
  payable and lines
  of credit                                   (110,305)       (17,195)     (138,434)          (2,113)
 Additions to deferred charges                  (2,530)         (930)        (7,085)              --
 Additions to payable to related
  parties                                           --            --            190              919
 Repayment of payable to related
  parties                                           --            --         (4,668)          (2,908)
 Net proceeds from common stock
  offerings                                    143,969            --        112,071               --
 Increase in offering related accounts
  payable                                        1,140            --             --               --
 Net proceeds from stock options
  exercised                                         68            --             --               --
 Net payments made in connection with
  the reorganization                                --            --         (4,721)              --
 Net payments made in connection with
  costs related to the
  early extinguishment of debt                    (620)           --             --               --
 Distributions to minority
  interest/partners                             (3,189)       (3,123)            --           (1,273)
 Dividends paid                                (12,009)      (10,513)        (4,044)              --
                                              --------      --------      ---------         --------

    Net cash provided by (used in)
     financing
     activities                                107,777       (10,061)        82,213           (5,375)
                                              --------      --------      ---------        ---------

Net increase (decrease) in cash and
 cash equivalents                               42,916         1,572           (438)          (2,182)
Cash and cash equivalents at beginning
 of period                                       3,983         2,411          2,849            5,031
                                             ---------       -------      ---------         --------

Cash and cash equivalents at end of
 period                                      $  46,899       $ 3,983      $   2,411         $  2,849
                                             =========       =======      =========         ========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest                     $  11,575       $10,927      $   3,562         $  6,584
                                             =========       =======      =========         ========

Supplemental disclosure of non-cash
 investing and
 financing activities:
  Mortgage note payable assumed in
   connection with
   purchase of real estate                   $  17,733            --       $     --         $  9,161
                                             =========       =======       ========         ========

  Dividends payable                          $   6,286       $ 3,455       $  3,394         $     --
                                             =========       =======       ========         ========

See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994
              (Dollars in thousands, except for per share amounts)


(1) ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (the Company) which include the accounts of the Company and Essex Portfolio, L.P. (the Operating Partnership, which holds the operating assets of the Company). The Company was incorporated in the state of Maryland in March 1994. On June 13, 1994, the Company commenced operations with the completion of an initial public offering (the Offering) in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112,100 were used to acquire a 77.2% general partnership interest in the Operating Partnership.

    The limited partners own an aggregate 13.8% interest in the Operating Partnership at December 31, 1996. The limited partners may convert their interests into shares of common stock or cash based upon the trading price of the common stock at the conversion date. The Company has reserved 1,855,000 shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

    Concurrent with the Offering, two mortgage loans were closed, generating net proceeds of $66,200. The Operating Partnership used the net proceeds from the Offering and the two mortgage loans as follows: (i) $146,600 to repay indebtedness, (ii) $31,200 to acquire two multi-family properties, and (iii) $500 to pay expenses related to the Offering.

    The net effect of certain transactions resulting from the reorganization and Offering was charged directly to stockholders' equity. Such transactions, which include payments for limited partnership interests in predecessor partnerships contributed to the Operating Partnership, repayment of an affiliate line of credit securing two contributed properties, issuance of a note receivable to the minority interest partners in Pathways Apartments (Pathways) and the adjustments for Essex Property Corporation (EPC) assets and liabilities which were not transferred to the Operating Partnership, are reflected in the accompanying consolidated statements of stockholders' equity for the year ended December 31, 1994. The charge of $5,658 to stockholders' equity is comprised of the following:

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


Net effect of Offering:

    Distributions to partners
            Repayment of an affiliate line of credit securing two
              contributed properties                                                     $ 6,750
            Limited partner buyouts and related costs                                      2,321
                                                                                          -------
                                                                                           9,071
                                                                                          -------
         Issuance of note receivable to the minority interest partners in
            Pathways                                                                      (4,800)
                                                                                          -------
         EPC net assets which were not transferred to the Operating Partnership
            Assets (primarily accounts receivable unrelated to property operations and non-controlling interest in
                partnerships)                                                              5,687
            Liabilities of EPC not repaid or assumed by the Operating
                Partnership                                                               (4,300)
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

    The consolidated financial statements include the combined financial statements of Essex Partners Properties (the Predecessor), the predecessor to the Company, for the period January 1 through June 12, 1994. The combined financial statements of the Predecessor include Essex Property Corporation and the combined accounts of 17 limited partnerships in which a majority economic ownership was controlled by EPC or its affiliates.

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Real Estate Rental Properties

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

    The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), effective January 1, 1996. In the normal course of business, when the Company determines that a property is considered to be held for sale, it will discontinue the periodic depreciation of that property in accordance with the provisions of SFAS 121. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In addition, whenever events or changes in circumstances indicate that the carrying amount of a property to be held may not be fully recoverable, the carrying amount will be evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. No impairment has been recorded through December 31, 1996. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

    Real Estate Investments

    The Company accounts for its investments in joint ventures and corporations in a manner which approximates the equity method of accounting.

    Cash Equivalents

    Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Cash and cash equivalents include $4,194 of restricted cash related to reserve requirements in conjunction with the Company's tax exempt variable rate bond financings.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


    Revenues

    For residential properties, rental revenue is reported on the accrual basis of accounting. For the retail and corporate properties, rental income is accrued on the straight-line basis over the terms of the leases. Accrued rent receivable relating to such leases has been included in other assets in the accompanying consolidated balance sheets.

    Property management fees of the Predecessor were based on a percentage of rental receipts of properties managed and recognized as the related rental receipts were collected. Asset management fees were based on a percentage of assets managed and recognized monthly as earned.

    Deferred Charges

    Deferred charges are principally comprised of mortgage loan fees and costs which are amortized over the terms of the related mortgage notes in a manner which approximates the effective interest method.

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

    Income Taxes

    In any year in which the Company qualifies as a real estate investment trust
    (REIT) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the Code), in general it is not subject to federal income tax on that portion of its income that it distributes to stockholders. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements for the years ended December 31, 1996 and 1995, and the period June 13 through December 31, 1994, as the Company believes it qualifies under the code as a REIT and has made distributions during the periods in excess of taxable income.

    Prior to June 13, 1994, income taxes were not provided for on the taxable income of the combined partnerships because the taxable income or loss was included in the income tax returns of the individual partners. Income taxes were provided for EPC, which was included in the consolidated tax return filed by its parent company, The Marcus & Millichap Company (M&M). Income tax expense of $267 for 1994 was allocated to EPC by M&M based upon the effective rates applicable to M&M.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


    Federal taxable income of the Company prior to the dividend paid deductions for the years ended December 31, 1996 and 1995, and for the period June 13, 1994 to December 31, 1994, was: $7,600, $7,295 and $3,897, respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of depreciation and gains on property dispositions.

    The status of the cash dividends distributed for the years ended December 31, 1996, 1995 and 1994 for tax purposes is as follows:

                        1996    1995    1994
                        -----   ----    ----

 Taxable portion          58%     69%     68%
 Return of capital        42      31      32
                        ----    ----    ----

                         100%    100%    100%
                        ====    ====    ====

    Advertising

    Property specific advertising costs incurred during the initial lease-up period are capitalized. All other advertising costs are expensed as incurred.

    Per Share Data

    Primary net income per share is computed by dividing net income after deduction of preferred stock dividends of $635 by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The weighted average number of shares used to compute primary earnings per share were 7,347,527, 6,275,000 and 6,275,000 in 1996,
    1995 and the period from June 13, 1994 through December 31, 1994, respectively. Fully diluted net income per share was not reported because it was anti-dilutive.

    Stock Based Compensation

    The Company applies APB Opinion 25 and related Interpretations in accounting for its stock plans.

(3)  EQUITY TRANSACTIONS

    During 1996, the Company sold additional shares of Common Stock in two separate common stock offerings on August 14, 1996 and December 24, 1996. In connection with these offerings, the Company sold 2,530,000 and 2,783,000 shares at $22.75 and $27.75 per share, respectively. The total proceeds received for these two transactions was $53,996 and $72,468, respectively.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


    On June 20, 1996, the Company entered into an agreement to sell up to $40,000 of the 8.75% Convertible Preferred Stock, Series 1996A (the Convertible Preferred Stock) at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively, Tiger/Westbrook). In accordance with the agreement, on July 1, 1996, Tiger/Westbrook purchased 340,000 shares of Convertible Preferred Stock for an aggregate purchase price of $8,500 and loaned the Company an additional $11,500. This loan was exchanged for 460,000 shares of Convertible Preferred Stock at $25.00 per share on September 27, 1996 upon receiving stockholder approval. Tiger/Westbrook is obligated to purchase up to an additional $20,000 of Convertible Preferred Stock as requested by the Company on or prior to June 20, 1997. The outstanding Convertible Preferred Stock is entitled to receive annual cumulative cash dividends paid quarterly in an amount equal to the greater of (i) 8.75% of the per share price or
    (ii) the dividends (subject to adjustment) paid with respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock. Subsequent to June 20, 1997, 25% of the 1.6 million authorized shares of Convertible Preferred Stock is convertible into Common Stock at the option of the holder, and thereafter, at the beginning of each of the next three-month periods, an additional 25% of the Convertible Preferred Stock is convertible. The conversion price per share is $21.875, subject to certain adjustments as defined in the agreement.

(4) REAL ESTATE

    Rental Properties

    Rental properties consists of the following at December 31, 1996 and 1995:

                                       Land and    Buildings
                                       land im-     and im-                Accumulated
                                      provements   provements    Total     depreciation
                                      ----------   ----------   --------   ------------
       December 31, 1996:
            Apartment properties         $86,491     $274,241   $360,732        $41,627
            Retail and corporate           4,066       29,011     33,077          6,004

                                         -------     --------   --------        -------
                                         $90,557     $303,252   $393,809        $47,631
                                         =======     ========   ========        =======
       December 31, 1995:
            Apartment properties         $57,672     $193,871   $251,543        $34,943
            Retail and corporate           4,066       28,749     32,815          5,338
                                         -------     --------   --------        -------
                                         $61,738     $222,620   $284,358        $40,281
                                         =======     ========   ========        =======

    The properties are located in California, Washington and Oregon. The operations of the Properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


    At December 31, 1996, the Company's six retail properties in Portland Oregon with a carrying amount of $14,866 are held for sale. These properties consist of approximately 350,000 square feet of retail space which contributed $3,240 to revenues in 1996.

    During the year ended December 31, 1996, the Company sold to third parties two properties for $14,310, resulting in a gain of $2,477. During the year ended December 31, 1995, the Company sold to third parties two properties for $12,147, resulting in a gain of $6,013.

    For the years ended December 31, 1996, 1995, and 1994, depreciation expense on real estate was $8,820, $7,978 and $6,562, respectively, and amortization of capitalized leasing commissions was $35, $29, and $66, respectively.

    Investments

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

    In August 1994, the Operating Partnership obtained all of the 31,800 and 62,500 shares of non-voting preferred stock of Essex Fidelity I Corporation (Fidelity I) and Essex Sacramento, Inc. (Sacramento), respectively. Management of the Company owns 100 percent of the common stock of Fidelity I and Sacramento. Fidelity I holds a 20 percent equity interest in Blythe, Limited Partnership, which was formed to acquire, manage and dispose of a portfolio of mortgages and real estate purchased from a federal savings bank. Sacramento holds a 20 percent equity interest in Golden Bear Homes I IV, Limited Partnerships, which were formed to acquire, manage and dispose of residential real properties purchased from a third party asset management company.

    During 1995, Fidelity I and Sacramento contributed their respective interests in Blythe, Limited Partnership and Golden Bear Homes I IV, Limited Partnerships to a new general partnership, Essex Fidelity Sacramento Partners (EFSP). Profits and losses of EFSP are allocated 32 percent to Fidelity I and 68 percent to Sacramento, subject to certain limitations defined in the partnership agreement. This revised structure facilitates the sharing of common resources between these investments. The Company accounts for its investments in Fidelity and Sacramento on the equity method of accounting.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


    During 1995, the Operating Partnership acquired limited partnership interests in Essex Bristol Partners (Bristol), Essex San Ramon Partners (San Ramon) and Jackson School Village, L.P. (JSV). Bristol and San Ramon were formed to acquire, own and operate residential rental properties located in Sunnyvale, California and San Ramon, California, respectively. The Company provides management services to Bristol and San Ramon. JSV was formed to develop and operate a 200-unit garden style apartment community in Hillsboro, Oregon. The general partner in JSV provides development services to the partnership. The Company accounts for its investments in Bristol, San Ramon and JSR on the equity method of accounting.

    The shares of non-voting preferred stock in EMC, Fidelity I and Sacramento are entitled to a preferential dividend of $0.80 per share per annum. Through these preferred stock investments, the Operating Partnership will be eligible to receive a preferential liquidation value of $10.00 per share plus all cumulative and unpaid dividends.

    Investments consists of the following as of December 31, 1996 and 1995:

                                                                        1996          1995
                                                                        ----          ----
Investments in joint ventures:
 Limited partnership economic interest of 45% in
 Essex Bristol Partners                                                 $1,921        $2,101
 Limited partnership economic interest of 45% in
 Essex San Ramon Partners                                               $3,436         3,703
 Limited partnership interest of 49.9% in
 Jackson School Village, L.P.                                            2,032         1,670
                                                                        ------        ------
                                                                         7,389         7,474
Investments in corporations:
 Essex Management Corporation -- 19,000 shares of preferred stock          190           190
 Essex Fidelity I Corporation -- 31,800 shares of preferred stock          331           331
 Essex Sacramento Corporation -- 62,500 shares of preferred stock          627           627
                                                                        ------        ------
                                                                         1,148         1,148
Other investments                                                           --            34
                                                                        ------        ------
                                                                        $8,537        $8,656
                                                                        ======        ======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


(5)   RECEIVABLES

    Receivables consists of the following at December 31, 1996 and 1995:

                                                           1996                       1995
                                                           ----                       ----
Notes and other related party receivables:
Note receivable from Fidelity I and Sacramento,
secured, bearing interest at 9%, due on demand             $  718                    $3,540

Notes receivable from Fidelity I and JSV, secured,
bearing interest at 9.5 - 10%, due 2015                       726                       500

Other related party receivables, substantially due on
demand                                                                                  740
                                                           ------                    ------
                                                           $2,362                    $4,780
                                                           ======                    ======

    Other related party receivables at December 31, 1996 consist primarily of unreimbursed expenses due from EMC, acquisition cost-related reimbursements due from Essex San Ramon Partners and receivables from two Company executives. Other related party receivables at December 31, 1995 are comprised of unreimbursed expenses due from EMC and accrued interest income due from Fidelity I and Sacramento.

                                                           1996              1995
                                                          ------            ------

Notes and other receivables:
 Note receivable from the co-tenants in the Pathways
  property, secured, interest payable monthly at
  9%, principle due June 2001                              $4,728           $4,800

 Other receivables                                            565              330
                                                           ------           ------
                                                           $5,293           $5,130
                                                           ======           ======

(6) RELATED PARTY TRANSACTIONS

    Effective June 13, 1994, all general and administrative expenses of the Company and EMC are initially borne by the Company, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the board of directors. Management believes the business unit allocation methodology so applied is reasonable. Expenses allocated to EMC for the years ended December 31, 1996, 1995 and the 1994 period totaled $1,752, $2,116 and $1,139, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


    Effective June 13, 1994, EMC provides property management services to the Company's neighborhood shopping centers. The fees paid by the Company for the years ended December 31, 1996, 1995 and 1994, were $113, $108 and $72, respectively, and are included in administrative expense in the accompanying consolidated statements of operations.

    Prior to June 13, 1994, EPC provided property management, asset management and gardening services to related partnerships which are not included in the accompanying consolidated financial statements. Fees received for these services totaled $1,794 for the period ended June 12, 1994, and are included in property and asset management fees in the accompanying consolidated statements of operations.

    Other expenses in the accompanying consolidated statements of operations of $314 for the period ended June 12, 1994 represents the Predecessor's share of overhead costs incurred by M&M and allocated among its subsidiaries.

    Included in rental income in the accompanying consolidated statements of operations are rents earned from space leased to M&M, including operating expense reimbursements, of $681, $675 and $660 for the years ended December 31, 1996, 1995 and 1994, respectively.

    During the years ended December 31, 1996 and 1995, the Company paid brokerage commissions totaling $312 and $405 to M&M on the sales of real estate. The commissions are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations.

    Included in other income for the years ended December 31, 1996 and 1995 are $820 and $183, respectively, representing dividends from EMC and Essex Sacramento and management fees and equity income from Essex Bristol Partners and Essex San Ramon Partners. Interest income includes $214, $358 and $118 earned principally under the notes receivable from Essex Fidelity I and Essex Sacramento for the years ended December 31, 1996, 1995 and 1994, respectively.

    Included in accounts payable and accrued liabilities as of December 31, 1996 and 1995 are payables to related parties totaling $-0- and $217, respectively, representing temporary borrowings and unreimbursed expenses. These payables are non-interest bearing and are due on demand.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


(7) MORTGAGE NOTES PAYABLE

    Mortgage notes payable consist of the following at December 31, 1996 and 1995:

                                                                                                         1996            1995
                                                                                                        ------          ------
       Mortgage notes payable to commercial bank, secured by deeds of trust, bearing interest at the
        lower of .9% over the LIBOR rate or the bank's prime rate, repaid during 1996                    $    --       $ 18,580

       Mortgage notes payable to savings institutions, secured by deeds of trust, bearing interest at
        2.25% to 2.75% over the Federal Reserve 11th District cost of funds rate, repaid during 1996          --         27,611

       Mortgage notes payable to mutual life insurance company, secured by deeds of trust, bearing interest at 7.45%, interest only payments due through June 1996, monthly principal and
        interest installments due thereafter, final principal payment of $40,371 due June 2001            50,240         56,000

       Mortgage note payable to mutual life insurance company, secured by deed of trust, bearing interest at 7.5%, principal and interest payments due monthly, remaining principal due March
        2003                                                                                              19,991             --

       Mortgage note payable to commercial bank, secured by deed of trust, bearing interest at 6.25%
        until April 1998, 9.31% thereafter, repaid during 1996                                                --         12,170

       Mortgage notes payable to a life insurance company, secured by deeds of trust, bearing interest at 8.93%, interest only payments due through March 1997, monthly principal and
        interest installments due thereafter, final principal payment of $6,853 due April 2005             8,100          8,100

       Mortgage note payable to commercial bank, secured by deed of trust, bearing interest at 7.09%,
        principal and interest payments due monthly, remaining principal due March 2006                   14,321             --

       Multifamily housing demand mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 3.6% for December 1996), plus credit enhancement and underwriting fees of approximately 1.9%. The bonds are convertible to a fixed rate. Among the terms imposed on the properties which are secured by these bonds is that twenty percent of the units are subject to tenant income qualification criteria. Principal balances are due in full at various maturity dates from May 2025 through October 2026. Bonds in the aggregate of $29,220 are subject to interest rate protection agreements through August
        2003, limiting the interest rate with respect to such bonds to a maximum interest rate of
        7.2%.                                                                                             42,820         13,600

       Multifamily housing demand mortgage revenue bonds secured by deeds of trust on a rental property and guaranteed by a collateral pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly, remaining principal due January 2026. The
        interest rate will be repriced in February 2008 at the then-current tax-exempt bond rate          17,733             --
                                                                                                         -------       --------
                                                                                                        $153,205       $136,061
                                                                                                        ========       ========

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


    The aggregate scheduled maturities of mortgage notes payable are as follows:

Year ending December 31,
------------------------
   1997                            $  2,958
   1998                               3,222
   1999                               3,471
   2000                               3,738
   2001                              41,748
   Thereafter                        98,068
                                   --------
                                   $153,205
                                   ========

    In June 1994, the Company paid $1,180 to enter into a five-year interest rate protection agreement covering mortgage notes payable with aggregate balances of $24,133 as of December 31, 1994. The agreement protected the Company from increases in the thirty-day LIBOR rate in excess of the 6.3125% cap rate. In May 1995, the Company sold this agreement for $542 and incurred a loss on termination of the agreement of $419 which was deferred and is being amortized over the remaining term of the terminated agreement. During the time the agreement was in effect, LIBOR did not exceed 6.3125%.

    The Company used the proceeds of $542 from the sale of the five-year interest rate protection agreement to enter into an interest rate swap agreement extending through June 1999. The interest rate swap agreement fixes the thirty-day LIBOR rate at 5.79% for mortgage notes payable with aggregate balances of $18,580 as of December 31, 1995. As of December 31, 1995, the Company incurred net interest expense of $1,621 relating to the mortgage notes payable covered by the interest rate swap agreement. The interest expense is net of $19 received by the Company as a result of the agreement. In August 1996, the Company sold this agreement for $280.

    In December 1995, the Company paid $531 to enter into a seven-year interest rate protection agreement in anticipation of acquisition of related debt. Because the related debt was not acquired as had been anticipated, the interest rate protection agreement was terminated, and the Company recognized a loss of $226 as of December 31, 1995.

    During 1996 and 1995, the Company charged $42 and $288 to income representing $42 and $62 of amortization of deferred costs relating to the termination of the five-year interest rate protection agreement and $-0- and $226 of termination costs relating to the unmatched position taken on the seven-year interest rate protection agreement.

    During the year ended December 31, 1996 and 1995, the Company refinanced various mortgages and incurred a loss on the early extinguishment of debt of $3,441 and $154 related to the write off of the unamortized loan fees and prepayment penalties.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


(8) LINES OF CREDIT

    As of December 31, 1996 and 1995, the Company has the following lines of credit with commercial banks:

                                                                                                    1996              1995
                                                                                                    ----              ----
       Secured $38,800 line of credit, interest payable monthly at the lower of
       1% over the banks' prime rate or 1.85% over the LIBOR rate, expiring
       May 15, 1997.                                                                                    -            $ 7,883

       Secured $12,000 line of credit, interest payable monthly at the lower of 1.85%
       over the LIBOR rate or .50% over the bank's prime rate, expiring December 13, 1996               -             10,580
                                                                                                     ----            -------
                                                                                                     $  -            $18,463
                                                                                                     ====            =======

    As of December 31, 1996, the thirty-day LIBOR rate was 5.5%, and the prime rate was 8.25%.

(9) LEASING ACTIVITY

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

    Future minimum rentals due under noncancelable operating leases with tenants of the retail properties and the headquarters building are as follows:

      Year ending December 31,
      ------------------------
                1997                        $3,407
                1998                         2,955
                1999                         2,411
                2000                         1,917
                2001                         1,500
                Thereafter                   4,508
                                            ------
                                           $16,698
                                           =======

    Included in this schedule is $533 due annually from M&M through May 1999.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


     In addition to minimum rental payments, retail and headquarters building tenants pay reimbursements for their pro rata share of specified operating expenses. Such amounts totaled $964, $1,018 and $1,074 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included as rental income and operating expenses in the accompanying consolidated statements of operations. Certain of these leases also provide for the payment of additional rent based on a percentage of the tenants' revenues.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     There is no quoted market value available for any of the Company's financial instruments. Management believes that the carrying amounts of its financial instruments, which include cash and cash equivalents, notes receivable and mortgage and other notes payable, approximates fair value as of December 31, 1996 and 1995, because interest rates and yields from these instruments are consistent with yields currently available to the Company for similar instruments.

(11) STOCK OPTION PLANS

     The Company has adopted the Essex Property Trust, Inc. 1994 Employee Stock Incentive Plan and 1994 Non-Employee and Director Stock Incentive Plan (together, the Stock Incentive Plans) to provide incentives to attract and retain officers, directors and key employees. The Stock Incentive Plans provide for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock. Under the Stock Incentive Plans, the total number of shares available for grant is approximately 495,400. The Board of Directors (the Board) may adjust the aggregate number and kind of shares reserved for issuance. Participants in the Stock Incentive Plans are selected by the Stock Incentive Plan Committee of the Board, which is comprised of independent directors. The Stock Incentive Plan Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100 percent of the fair market value of the common stock on the grant date.

     The Company's options have a life of ten years. Option grants less than 1,000 shares per participant fully vest one year after the grant date, and option grants greater than 1,000 shares per participant vest 20% per year one year after the grant date.

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

     The Company has also reserved 406,500 shares of common stock in connection with the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan. There was no activity in this plan during 1996, 1995 and 1994.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


    The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of FASB Statement 123, the Company's net income and net income per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                                                 1996      1995
                                                -------   ------
Net income                        As reported   $ 8,881   $10,604
                                  Pro forma       8,820    10,566

Primary net income per share      As reported   $  1.12   $  1.69
                                  Pro forma        1.11      1.68

    The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: risk-free interest rates ranging from 5.52% to 6.92% expected lives of 4 years; expected volatility of 15.13%; and dividend yield of 6%.

    A summary of the status of the Company's option plans as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                                                        1996                        1995                 1994
                                            ----------------------------    -------------------     --------------------
                                                              Weighted                 Weighted                 Weighted
                                                               Average                 Average                  Average
                                                              Exercise                 Exercise                 Exercise
                                            Shares              Price       Shares      Price        Shares      Price
                                            -----------     -------------   --------   --------     ---------   --------

       Outstanding at beginning
            of year                          538,950         $ 18.93         444,950     $ 19.44           --     $    --
       Granted                                14,000           24.55         100,400       16.72      445,650       19.44
       Exercised                              (6,750)          19.07              --          --           --          --
       Forfeited                             (16,750)          18.89          (6,400)      19.21         (700)      19.50

       Outstanding at end of year            529,450           19.08         538,950       18.93      444,950       19.44

       Options exercisable at
            year end                         202,975           19.13         104,010       19.39           --          --

       Weighted-average fair value of
        options granted during the year           --         $  2.40              --     $  1.67           --          --

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


    The following table summarized information about stock options outstanding at December 31, 1996:

                                           Options Outstanding                 Options Exercisable
                           ---------------------------------------------    -------------------------
                                                Weighted
                              Number             average         Weighted       Number       Weighted
       Range of           Outstanding at        remaining        average    exercisable at   average
       exercise            December 31,        contractual       exercise    December 31,    exercise
        prices                 1996               life            price          1996         price
-----------------------   --------------   -------------------   --------   --------------   --------
  $ 15.50 to 19.50               515,450         7.6 years         $18.93        202,975       $19.13
    19.51 to 27.88                14,000         9.6 years          24.55             --           --
                                 -------       -----------         ------        -------       ------
    15.50 to 27.88               529,450         7.7 years          19.08        202,975        19.13

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results of operations for 1996 and 1995:

                                                           Quarter          Quarter        Quarter         Quarter
                                                           ended             ended          ended           ended
  1996                                                     March 31         June 30        September 30    December 31
  ----                                                     --------         -------        -------         -------
Total revenues before gain on sale of real estate           $11,554         $11,754        $12,823         $14,562
Gain (loss) on sale of real estate                               --           2,409             71              (3)
                                                            -------         -------         ------         -------
Total revenues                                              $11,554         $14,163        $12,894         $14,559
                                                            =======         =======        =======         =======
Extraordinary item                                          $(2,180)        $  (665)       $ (472)         $  (124)
                                                            =======         =======        =======         =======
Net income (loss)                                           $   (57)        $ 3,159        $ 2,232         $ 3,547
                                                            =======         =======        =======         =======
Per share data:
   Net income                                               $  (.01)        $   .51        $   .27         $   .34
                                                            =======         =======        =======         =======
   Market price:   High                                     $ 21.25         $ 22.50        $24.875         $29.375
                                                            =======         =======        =======         =======
                   Low                                      $ 18.75         $19.375        $21.375         $24.625
                                                            =======         =======        =======         =======
                   Close                                    $ 20.75         $ 21.50        $24.875         $29.375
                                                            =======         =======        =======         =======
   Dividends declared                                       $  .425         $  .425        $  .435         $  .435
                                                            =======         =======        =======         =======
   1995
   ----
Total revenues before gain on sale of real estate           $10,923         $10,913        $10,983          $11,121
Gain on sale of real estate                                      --             789             --            5,224
                                                            -------         -------        -------          -------
Total revenues                                              $10,923         $11,702        $10,983          $16,345
                                                            =======         =======        =======          =======
Extraordinary item                                          $    --         $  (154)       $    --          $    --
                                                            =======         =======        =======          =======
Net income                                                  $ 1,487         $ 2,006        $ 1,589          $ 5,522
                                                            =======         =======        =======          =======
Per share data:
   Net income                                               $   .24         $   .32        $   .25          $   .88
                                                            =======         =======        =======          =======
   Market price:   High                                     $16.875         $18.125        $ 18.25          $ 19.50
                                                            =======         =======        =======          =======
                   Low                                      $15.375         $ 15.75        $ 16.75          $ 17.25
                                                            =======         =======        =======          =======
                   Close                                    $15.875         $18.125        $ 17.50          $ 19.25
                                                            =======         =======        =======          =======
   Dividends declared                                       $ .4175         $ .4175        $  .425          $  .425
                                                            =======         =======        =======          =======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             (Dollars in thousands, except for per share amounts)


(13) COMMITMENTS AND CONTINGENCIES

     A commercial bank has issued on behalf of the Company a letter of credit relating to Company financing transactions of $564 which expires in June 2002.

     The Company has provided a guarantee of the mortgage note payable of Essex Bristol Partners to a commercial bank. This note has a balance of $12,298 as of December 31, 1996 and is due in May 2002.

     The Company identifies and evaluates prospective investments on a continuous basis. In connection therewith, the Company initiates letters of intent and extends offers on a regular basis. At December 31, 1996, the Company was committed to fund the acquisition of two apartment properties for $20,585.

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

     At December 31, 1996, the Company was committed to purchase the ownership interests of its joint venture partner in Bristol and San Ramon for $7.9 million. This transaction was completed in January, 1997.

     The Company is involved in various lawsuits arising out of the ordinary course of business and certain other legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial condition.

                                                                Schedule I
                                                                ----------
                                                                Page 1 of 2


                 ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
                  Real Estate and Accumulated Depreciation

                              December 31, 1996
                           (Dollars in thousands)
                                                                                                 Initial cost
                                                                                      ----------------------------------
                                                                                                        Buildings and
        Property              Units     Location                Encumbrance              Land            improvements
        --------              -----     --------                -----------              ----            ------------
Apartments:
      The Apple(5)              200     Fremont, CA             $                 $       996           $    5,582
      Countrywood(5)            137     Fremont, CA                                     1,374                5,638
      Plumtree(5)               140     Santa Clara, CA                                 3,090                7,421
                                                                 ----------        ----------            ---------
                                                                        ---             5,460               18,641
                                                                 ----------        ----------            ---------
      Summerhill Park           100     Sunnyvale, CA                                   2,654                4,918
      Oak Pointe                390     Sunnyvale, CA                                   4,842               19,776
      Summerhill Commons        184     Newark, CA                                      1,608                7,582
      Pathways                  296     Long Beach, CA                                  4,083               16,757
      Villa Rio Vista           286     Anaheim, CA                                     3,013               12,661
      Foothill Commons          360     Bellevue, WA                                    2,435                9,821
      Woodland Commons          236     Bellevue, WA                                    2,040                8,727
      Palisades                 192     Bellevue, WA                                    1,560                6,242
                                                                 ----------       -----------            ---------
                                                                     50,240            22,235               86,484
                                                                 ----------       -----------            ---------
      Marina Cove(3)            292     Santa Clara, CA                 ---             5,320               16,431
                                                                 ----------       -----------            ---------
      Santa Fe Ridge            240     Silverdale, WA                8,100             4,137                7,925
                                                                 ----------       -----------            ---------
      Inglenook Court           224     Bothell, WA                   8,300             3,467                7,881
                                                                 ----------       -----------            ---------
      Wharfside Pointe          142     Seattle, WA                                     2,245                7,020
      Emerald Ridge             180     Bellevue, WA                                    3,449                7,801
      Sammamish View            153     Bellevue, WA                                    3,324                7,501
                                                                 ----------       -----------            ---------
                                                                     19,991             9,018               22,322
                                                                 ----------       -----------            ---------
      The Laurels               164     Mill Creek, WA                  ---             1,559                6,430
                                                                 ----------       -----------            ---------
      Brighton Ridge            264     Renton, WA                      ---             2,623               10,800
                                                                 ----------       -----------            ---------
      Windsor Ridge             216     Sunnyvale, CA                14,321             4,017               10,315
                                                                 ----------       -----------            ---------
      Wandering Creek           156     Kent, WA                      5,300             1,285                4,980
                                                                 ----------       -----------            ---------
      Camarillo Oaks            371     Camarillo, CA                19,420             6,310               14,525
                                                                 ----------       -----------            ---------
      Treetops                  172     Fremont, CA                   9,800             3,520                8,182
                                                                 ----------        ----------            ---------
      Eastridge Apartements     188     San Ramon, CA                   ---             6,068               13,628
                                                                 ----------        ----------            ---------
      Landmark Apartments       285     Hillsboro, OR                  ---             3,655               14,200
                                                                 ----------        ----------            ---------
      Meadowood                 320     Simi Valley, CA              17,733             7,852               18,592
                            -------                              ----------        ----------            ---------
                              5,888
                            =======


                                                                                                 Gross amount
                                                                 Cost                      carried at close of period
                                                              capitalized        -----------------------------------------------
                                                              subsequent            Land and         Building and
        Property              Units     Location             to aquisition        improvements       improvements       Total(1)
        --------              -----     --------              -------------      --------------      ------------    ------------
Apartments:
      The Apple(5)              200     Fremont, CA           $       1,080       $       996           $    6,662    $    7,658
      Countrywood(5)            137     Fremont, CA                     572             1,374                6,210         7,584
      Plumtree(5)               140     Santa Clara, CA                 108             3,090                7,529        10,619
                                                                 ----------        ----------            ---------     ---------
                                                                      1,760             5,460               20,401        25,861
                                                                 ----------        ----------            ---------     ---------
      Summerhill Park           100     Sunnyvale, CA                   257             2,654                5,175         7,829
      Oak Pointe                390     Sunnyvale, CA                 3,442             4,842               23,218        28,060
      Summerhill Commons        184     Newark, CA                      285             1,517                7,958         9,475
      Pathways                  296     Long Beach, CA                  307             4,083               17,064        21,147
      Villa Rio Vista           286     Anaheim, CA                   1,082             2,984               13,772        16,756
      Foothill Commons          360     Bellevue, WA                  1,218             2,435               11,039        13,474
      Woodland Commons          236     Bellevue, WA                    557             2,040                9,284        11,324
      Palisades                 192     Bellevue, WA                    821             1,560                7,063         8,623
                                                                 ----------       -----------            ---------     ---------
                                                                      7,969            22,115               94,573       116,688
                                                                 ----------       -----------            ---------     ---------
      Marina Cove(3)            292     Santa Clara, CA                 360             5,320               16,791        22,111
                                                                 ----------       -----------            ---------     ---------
      Santa Fe Ridge            240     Silverdale, WA                   94             4,142                8,014        12,156
                                                                 ----------       -----------            ---------     ---------
      Inglenook Court           224     Bothell, WA                     842             3,472                8,718        12,190
                                                                 ----------       -----------            ---------     ---------
      Wharfside Pointe          142     Seattle, WA                     263             2,251                7,277         9,528
      Emerald Ridge             180     Bellevue, WA                    141             3,445                7,946        11,391
      Sammamish View            153     Bellevue, WA                     95             3,327                7,593        10,920
                                                                 ----------       -----------            ---------     ---------
                                                                        499             9,023               22,816        31,839
                                                                 ----------       -----------            ---------     ---------
      The Laurels               164     Mill Creek, WA                    6             1,565                6,430         7,995
                                                                 ----------       -----------            ---------     ---------
      Brighton Ridge            264     Renton, WA                        5             2,628               10,800        13,428
                                                                 ----------       -----------            ---------     ---------
      Windsor Ridge             216     Sunnyvale, CA                   221             4,018               10,535        14,553
                                                                 ----------       -----------            ---------     ---------
      Wandering Creek           156     Kent, WA                        376             1,294                5,347         6,641
                                                                 ----------       -----------            ---------     ---------
      Camarillo Oaks            371     Camarillo, CA                   467             6,223               15,079        21,302
                                                                 ----------       -----------            ---------     ---------
      Treetops                  172     Fremont, CA                     142             3,574                8,270        11,844
                                                                 ----------        ----------            ---------     ---------
      Eastridge Apartements     188     San Ramon, CA                    35             6,087               13,644        19,731
                                                                 ----------        ----------            ---------     ---------
      Landmark Apartments       285     Hillsboro, OR                    59             3,689               14,225        17,914
                                                                 ----------        ----------            ---------     ---------
      Meadowood                 320     Simi Valley, CA                  35             7,881               18,598        26,479
                            -------                              ----------        ----------            ---------     ---------
                              5,888
                            =======


                                                                                                               Depreciation
                                                         Accumulated           Date of              Date           lives
        Property              Units     Location         depreciation        construction         acquired       (years)
        --------              -----     --------         -----------         ------------        ------------   ---------
Apartments:
      The Apple(5)              200     Fremont, CA      $   3,799               1971                4/82           5-30
      Countrywood(5)            137     Fremont, CA          2,029               1970                2/88           5-30
      Plumtree(5)               140     Santa Clara, CA        705               1975                2/94           5-30
                                                         ----------
                                                              6,533
                                                         ----------
      Summerhill Park           100     Sunnyvale, CA         1,229              1988                 9/88          5-40
      Oak Pointe                390     Sunnyvale, CA         7,014              1973                12/88          5-30
      Summerhill Commons        184     Newark, CA            1,975              1987                 7/87          5-40
      Pathways                  296     Long Beach, CA        3,531              1975                 2/91          5-30
      Villa Rio Vista           286     Anaheim, CA           5,787              1968                 7/85          5-30
      Foothill Commons          360     Bellevue, WA          3,128              1978                 3/90          5-30
      Woodland Commons          236     Bellevue, WA          2,565              1978                 3/90          5-30
      Palisades                 192     Bellevue, WA          2,050              1969/1977(2)         5/90          5-30
                                                         ----------
                                                             27,279
                                                         ----------
      Marina Cove(3)            292     Santa Clara, CA       1,493              1974                 6/94          5-30
                                                         ----------
      Santa Fe Ridge            240     Silverdale, WA          602              1993                10/94          5-30
                                                         ----------
      Inglenook Court           224     Bothell, WA             780              1985                10/94          5-30
                                                         ----------
      Wharfside Pointe          142     Seattle, WA             627              1990                 6/94          5-30
      Emerald Ridge             180     Bellevue, WA            585              1987                11/94          5-30
      Sammamish View            153     Bellevue, WA            544              1986                11/94          5-30
                                                         ----------
                                                              1,756
                                                         ----------
      The Laurels               164     Mill Creek, WA           --              1981                12/96          5-30
                                                         ----------
      Brighton Ridge            264     Renton, WA               --              1986                12/96          5-30
                                                         ----------
      Windsor Ridge             216     Sunnyvale, CA         2,086              1989                 3/89          5-40
                                                         ----------
      Wandering Creek           156     Kent, WA                193              1986                11/95          5-30
                                                         ----------
      Camarillo Oaks            371     Camarillo, CA           262              1985                 7/96          5-30
                                                         ----------
      Treetops                  172     Fremont, CA             283              1978                 1/96          5-30
                                                         ----------
      Eastridge Apartements     188     San Ramon, CA           152              1988                 8/96          5-30
                                                         ----------
      Landmark Apartments       285     Hillsboro, OR           158              1990                 8/96          5-30
                                                         ----------
      Meadowood                 320     Simi Valley, CA          50              1986                11/96          5-30
                            -------                      ----------
                              5,888
                            =======

                                                                    Schedule I
                                                                   Page 2 of 2

                 ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
             Real Estate and Accumulated Depreciation, Continued

                              December 31, 1996
                           (Dollars in thousands)


                                                                                Initial cost            Costs
                                                                           -----------------------   capitalized
                           Total rentable                                             Buildings and   subsequent
  Property                 square footage  Location       Encumbrance       Land     improvements  to acquisition
------------               --------------  ---------      ------------     --------   ------------  --------------
Headquarters Building:
  777 California(4)(5)          44,827    Palo Alto, CA           --              --        6,700           8,657
                                                           ---------       ---------    ---------       ---------
Retail:
  Canby Square(5)              102,565    Canby, OR        $               $    801     $   2,507       $   1,783
  Cedar Mill Place(5)           28,392    Portland, OR                          535         1,149             156
  Powell Villa Center(5)        63,645    Portland, OR                          740         1,393           1,185
  Rivera Plaza(5)               48,420    Eugene, OR                            766         1,069             208
  Wichita Towne Center(5)       38,324    Milwaukee, OR                         218         1,632             149
  Garrison Square(5)            69,780    Vancouver, WA                       1,004         1,676             749
                             ---------                     ---------       ---------    ---------       ---------
                               351,126                            --           4,064        9,426           4,230
                             ---------                     ---------       ---------    ---------       ---------
                               395,953                     $ 153,205       $  90,590    $ 277,462       $  25,757
                             =========                     =========       =========    =========       =========

                                                                        Gross amount
                                                                  carried at close of period
                                                          ---------------------------------------
                           Total rentable                  Land and       Building and                 Accumulated
  Property                 square footage  Location       improvement    improvements     Total(1)    depreciation
------------               --------------  ---------      ----------     -------------  ----------    ------------
Headquarters Building:
  777 California(4)(5)          44,827    Palo Alto, CA           --          15,357       15,357           3,150
                                                           ---------       ---------    ---------       ---------
Retail:
  Canby Square(5)              102,565    Canby, OR        $     802       $   4,289    $   5,091       $     478
  Cedar Mill Place(5)           28,392    Portland, OR           536           1,304        1,840             472
  Powell Villa Center(5)        63,645    Portland, OR           739           2,579        3,318             472
  Rivera Plaza(5)               48,420    Eugene, OR             767           1,276        2,043             475
  Wichita Towne Center(5)       38,324    Milwaukee, OR          218           1,781        1,999             471
  Garrison Square(5)            69,780    Vancouver, WA        1,004           2,425        3,429             486
                             ---------                     ---------       ---------    ---------       ---------
                               351,126                         4,066          13,654       17,720           2,854
                             ---------                     ---------       ---------    ---------       ---------
                               395,953                     $  90,557       $ 303,252    $ 393,809       $  47,631
                             =========                     =========       =========    =========       =========


                                                                Date                     Depreciable
                           Total rentable                    Accumulated        Date       lives
  Property                 square footage  Location         construction      acquired     (years)
------------               --------------  ---------        --------------   ----------   ----------
Headquarters Building:
  777 California(4)(5)          44,827    Palo Alto, CA         1987            7/86         5-30

Retail:
  Canby Square(5)              102,565    Canby, OR             1976            1/90         7-30
  Cedar Mill Place(5)           28,392    Portland, OR          1975            1/90         7-30
  Powell Villa Center(5)        63,645    Portland, OR          1959            1/90         7-30
  Rivera Plaza(5)               48,420    Eugene, OR            1961            1/90         7-30
  Wichita Towne Center(5)       38,324    Milwaukee, OR         1978            1/90         7-30
  Garrison Square(5)            69,780    Vancouver, WA         1962            1/90         7-30
                             ---------
                               351,126
                             ---------
                               395,953
                             =========

(1) The aggregate cost for federal income tax purposes is $303,034.
(2) Phase I was built in 1969 and Phase II was built in 1997.
(3) A portion of land is leased pursuant to a ground lease expiring in 2028.
(4) Land is leased pursuant to a ground lease expiring in 2054.
(5) These properties secure the Company's $38,000 line of credit.

A summary of activity for real estate and accumulated depreciation is as follows:


                                                  1996             1995          1994
                                                  ----             ----          ----
        Real estate:
           Balance at beginning of year         $ 284,358       $ 282,344     $ 186,447
           Improvements                             3,406           3,193         2,614
           Acquisition of real estate             118,107           6,265        93,283
           Disposition of real estate             (12,062)         (7,444)           --
                                                ---------       ---------     ---------
           Balance at end of year               $ 393,809       $ 284,358     $ 282,344
                                                =========       =========     =========
                                                  1996             1995          1994
                                                  ----             ----          ----
        Accumulated depreciation:
           Balance at beginning of year            40,281       $  34,112     $  27,574
           Disposition                             (1,470)         (1,809)           --
           Depreciation expense - Acquisition         905              --            --
           Depreciation expense                     7,915           7,978         6,538
                                                ---------       ---------     ---------
           Balance at end of year               $  47,631       $  40,281     $  34,112
                                                =========       =========     =========


                            ESSEX PROPERTY TRUST, INC.
            Pro Forma Condensed Consolidated Statement of Operations
                      For the year ended December 31, 1996
                                   (Unaudited)
           (Dollars in thousands, except shares and per share amounts)

                                                                          Pro Forma Adjustments (2)
                                                                         ---------------------------
                                                                         Acquisition     Disposition
                                                          Historical     Properities     Properities      Pro Forma
                                                         ------------   ----------------------------    ------------
Revenues
  Rental ............................................    $    47,780     $     7,623     $       701     $    54,702
  Interest and other income .........................          2,913             162               8           3,067
                                                         -----------     -----------     -----------     -----------
                                                              50,693           7,785             709          57,769
Expenses
  Property operating expenses
    Maintenance and repairs .........................          4,341             696              55           4,982
    Real estate taxes ...............................          3,790             695              69           4,416
    Utilities .......................................          3,175             470              26           3,619
    Administrative ..................................          2,911             402              48           3,265
    Advertising .....................................            653             110               6             757
    Insurance .......................................            635             108              11             732
    Depreciation and amortization ...................          8,855           1,489             106          10,238
                                                         -----------     -----------     -----------     -----------
                                                              24,360           3,970             321          28,009
  Interest ..........................................         11,442           1,314             180          12,576
  Amortization of deferred financing costs ..........            639              24               8             655
  General and administrative ........................          1,717               0               0           1,717
  Loss from hedge termination .......................             42               0               0              42
                                                         -----------     -----------     -----------     -----------
    Total expenses ..................................         38,200           5,308             509          42,999
                                                         -----------     -----------     -----------     -----------

Income before gain on sales of real estate,
  minority interest and extraordinary item ..........         12,493           2,477             200          14,770

Gain on sales of real estate ........................          2,477               0               0           2,477
                                                         -----------     -----------     -----------     -----------
Income before minority interest and
  extraordinary item ................................         14,970           2,477             200          17,247

Minority interest ...................................         (2,648)           (430)            (35)         (3,043)
                                                         -----------     -----------     -----------     -----------
Income before extraordinary item ....................         12,322           2,047             165          14,204

Extraordinary item ..................................         (3,441)              0               0          (3,441)
                                                         ===========     ===========     ===========     ===========
 Net income .........................................    $     8,881     $     2,047     $       165     $    10,763
                                                         ===========     ===========     ===========     ===========

Per share data
  Net income per share from operations
    before extraordinary item .......................    $      1.50                                     $      1.54
  Extraordinary item-debt extinguishment ............          (0.38)                                          (0.32)
                                                         ===========                                     ===========
  Net income per share ..............................    $      1.12                                     $      1.22
                                                         ===========                                     ===========

Weighted average number of shares
  outstanding during the period .....................      7,347,527                                       8,805,500
                                                         ===========                                     ===========

Supplemental information-Funds from operations
  Income before minority interest and
    extraordinary item ..............................    $    14,970     $     2,477     $       200          17,247
  Adjustments
    Depreciation and amortization ...................          8,855           1,489             106          10,238
    Adjustment for unconsolidated
      joint ventures ................................            508               0               0             508
    Non-recurring items, including gain on
      sales of real estate and loss from
      hedge termination .............................         (2,435)              0               0          (2,435)
    Minority interest - Pathways ....................           (560)              0                            (560)
                                                         ===========     ===========     ===========     ===========
    Funds from operations ...........................    $    21,338     $     3,966     $       306     $    24,998
                                                         ===========     ===========     ===========     ===========

            See accompanying notes to Pro Forma financial statements

                                    Page S-1

                           ESSEX PROPERTY TRUST, INC.
       NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (Unaudited)
          (Dollars in thousands, except shares and per share amounts)


(1) - OVERVIEW
--------------

Between January 31, 1996 and November 7, 1996, Essex consummated five property acquisitions and two property dispositions with independent third parties in "arms-lengths" transactions. Below is a summary of property acquisitions and disposition whose effects are incorporated into the unaudited pro forma condensed consolidated statement of operations as of January 1, 1996.

1996 ACQUISITIONS
-----------------

On January 31, 1996, Essex acquired Treetops Apartments which was built in 1978 and contains 172 apartment units with 131,200 square feet and is located in Fremont, California. The contract price was $10,725,000. Essex funded this acquisition by assuming an existing 8.5% fixed interest rate mortgage in the amount of $7,266,000 and the remainder was funded by Essex's lines of credit. On August 14, 1996, Essex repaid the mortgage on the property with the proceeds from a common stock offering. On August 22, 1996, Essex completed a $9,800,000 tax exempt bond financing on the property.

On August 23, 1996, Essex completed its acquisition of Camarillo Oaks Apartments for a contract price of $20,750,000. Camarillo Oaks is a 371-unit apartment property consisting of approximately 303,800 square feet located in Camarillo, California. Essex utilized proceeds from its August 14, 1996 offering of common stock and from the sale of a property to fund the acquisition. On October 24, 1996, Essex completed a $19,420,000 tax exempt bond financing on the property.

On August 30, 1996, Essex acquired Eastridge Apartments which was built in 1988 and contains 188 apartment units with 174,100 square feet located San Ramon, California. The contract price was approximately $19,200,000. The price includes the cost relating to the retirement of a land lease which occurred on September 27, 1996. Essex utilized proceeds from its August 14, 1996 offering of common stock to fund the acquisition.

On August 30 1996, Essex acquired Landmark Apartments which was built in 1990 and contains 285 apartment units with 282,900 square feet located in Hillsboro, Oregon. The contract price was $17,700,000. The seller was Metric Realty, an Illinois general partnership. Essex utilized proceeds from its August 14, 1996 offering of common stock to fund the acquisition.

On November 7, 1996. Essex acquired Meadowood Apartments, which was built in 1986 and contains 320 apartment units with 264,500 square feet located in Simi Valley, California. The contract price was $25,650,000. Essex assumed $17,732,750 in fixed tax exempt bonds at a 6.455% interest rate. The bonds are fixed at this rate through February, 2008 at which time they will be repriced at the then going bond market rate. The bonds mature in January, 2026. The balance of the purchase price was funded by $19,420,000 of 30 year variable rate tax exempt bonds issued by the City of Camarillo in connection with Camarillo Oaks Apartments. The excess of the Camarillo bond proceeds not used to fund this acquisition went to fully payoff $7,500,000 outstanding on the Company's lines of credit.

                           ESSEX PROPERTY TRUST, INC.
       NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (Unaudited)
          (Dollars in thousands, except shares and per share amounts)


1996 DISPOSITIONS
-----------------

On April 30, 1996, Essex sold Viareggio Apartments, a 116-unit, 89,615 square foot apartment community located in San Jose, California. The gross sales price was $10,610,000, resulting in a net gain of approximately $2,263,000. Essex used the proceeds to reduce indebtedness and to facilitate the acquisition of Camarillo Oaks.

On June 21, 1996, Essex sold Westbridge Apartments, a 92-unit, 104,560 square foot apartment community in Yuba City, California. The gross sales price was $3,700,000, resulting in a net gain of approximately $214,000. Essex used the proceeds to reduce outstanding indebtedness.


(2) - PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ADJUSTMENTS
---------------------------------------------------------------------------

The Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1996 includes the following pro forma adjustments:

For Treetops Apartments, acquired on January 31, 1996, pro forma adjustment was made by taking its eleven months actual operating income through December 31, 1996 and annualizing such result.

For Viareggio Apartments and Westbridge Apartments, the Pro Forma Condensed Consolidated Statements of Operations reflects the elimination of the actual results of operations.

For the properties, Camarillo Oaks Apartments, Eastridge Apartments, Landmark Apartments and Meadowood Apartments, based on their short period actual operating results, their twelve month internal operating budgets were utilized.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Essex Property Trust, Inc.
                                        (Registrant)


                                             /s/    Michael J. Schall
Date: March 31, 1997                     By:___________________________________
      _______________________________
                                            Michael J. Schall
                                            Executive Vice President and
                                            Chief Financial Officer and Director
                                            (Principal Financial Officer)


                                  SIGNATURES
                                  ----------


Dated     March 31, 1997                       /s/  George M. Marcus
          ____________________               ___________________________________
                                               George M. Marcus
                                               Chairman of the Board



Dated     March 31, 1997                       /s/  Keith R. Guericke
          ____________________               ___________________________________
                                                Keith R. Guericke
                                                President and Chief Executive
                                                Officer, Director



Dated     March 31, 1997                        /s/  Michael J. Schall
          ____________________               ___________________________________
                                                Michael J. Schall
                                                Chief Financial Officer and
                                                Director



Dated     March 31, 1997                        /s/  Mark J. Mikl
          ____________________               ___________________________________

                                                Mark J. Mikl
                                                Controller
                                                (Principal Accounting Officer)



Dated     March 31, 1997                        /s/  William A. Millichap
          ____________________               ___________________________________

                                                William A. Millichap
                                                Director



Dated     March 31, 1997                        /s/ Gary P. Martin
          ____________________               __________________________________

                                                Gary P. Martin
                                                Director




Dated     March 31, 1997                        /s/ Robert E. Larson
          ____________________               ________________________________

                                                Robert E. Larson
                                                Director


Dated     March 31, 1997                        /s/  Thomas E. Randlett
          ____________________               ___________________________________

                                                Thomas E. Randlett
                                                Director