Form 10-Q
period 1997-03-31
ESSEX PROPERTY TRUST INC
filed 1997-05-13
CIK 920522

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-13106

                          ESSEX PROPERTY TRUST, INC.
            (Exact name of Registrant as specified in its Charter)

          Maryland                                    77-0369576
  (State or other jurisdiction                     (I.R.S.Employer
of incorporation or organization)                 Identification No.)


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


                        13,599,616 shares of Common Stock
                              as of April 30, 1997

                                     INDEX

Exhibit
Number   Description                                                Page Number
-------  -----------                                                -----------

PART I:  FINANCIAL INFORMATION
------   ---------------------

Item 1:  Financial Statements (Unaudited)                                3

         Condensed Consolidated Balance Sheets
         as of March 31, 1997 and December 31, 1996                      4

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 1997 and 1996              5

         Condensed Consolidated Statements of Stockholders'
         Equity for the three months ended March 31, 1997                6
         and the year ended December 31, 1996

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1997 and 1996              7

         Notes to Condensed Consolidated Financial Statements            8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10

PART II: OTHER INFORMATION
-------  -----------------

Item 6:  Exhibits and Reports on Form 8-K                               16

         Signatures                                                     17

PART I        FINANCIAL INFORMATION
------        ---------------------

ITEM 1:       FINANCIAL STATEMENTS (UNAUDITED)
              --------------------------------

              "Essex" means Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, or where the context otherwise requires, Essex Portfolio, L.P., a partnership in which Essex Property Trust, Inc. is the sole general partner.

              The information furnished in the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, stockholders' equity and cash flows of Essex reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

              The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          ESSEX PROPERTY TRUST, INC.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                            (Dollars in thousands)


                                                                        March 31,          December 31,
                                  Assets                                  1997                1996
                                  ------                           -----------------   -----------------
Real estate:
     Rental properties:
        Land and land improvements                                 $        116,929    $         90,557
        Buildings and improvements                                          364,089             303,252
                                                                   -----------------   -----------------
                                                                            481,018             393,809
        Less accumulated depreciation                                       (50,703)            (47,631)
                                                                   -----------------   -----------------
                                                                            430,315             346,178
     Investments                                                              3,244               8,537
                                                                   -----------------   -----------------
                                                                            433,559             354,715

Cash and cash equivalents-unrestricted                                        8,298              42,705
Cash and cash equivalents-restricted                                          4,618               4,194
Notes and other related party receivables                                    23,806               2,362
Notes and other receivables                                                  64,449               5,293
Prepaid expenses and other assets                                             4,000               3,745
Deferred charges, net                                                         4,299               4,160
                                                                   -----------------   -----------------
                                                                   $        543,029    $        417,174
                                                                   =================   =================

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Mortgage notes payable                                             $        183,358    $        153,205
Lines of credit                                                              34,420                   0
Accounts payable and accrued liabilities                                     10,528               7,346
Dividends payable                                                             6,289               6,286
Other liabilities                                                             2,819               2,249
                                                                   -----------------   -----------------
                            Total liabilities                               237,414             169,086

Minority interest                                                            25,211              25,281

Stockholders' equity:
     8.75% Convetible Preferred Stock, Series 1996A: $.0001
       par value, 1,600,000 authorized and 800,000 issued and
       outstanding                                                                1                   1
     Common stock, $.0001 par value, per share, 668,400,000
       and 668,400,000 authorized, 13,596,566 and 11,591,650
       issued and outstanding                                                     1                   1
     Excess stock, $.0001 par value per share, 330,000,000
       shares authorized, no shares issued or outstanding
     Additional paid-in capital                                             314,324             256,106
     Accumulated deficit                                                    (33,922)            (33,301)
                                                                   -----------------   -----------------
                            Total stockholders' equity                      280,404             222,807
                                                                   -----------------   -----------------
                                                                   $        543,029    $        417,174
                                                                   =================   =================

         See accompanying notes to the unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                               Three months ended
                                                       ---------------------------------
                                                        March 31,             March 31,
                                                           1997                 1996
                                                       ------------           ----------
Revenues:
     Rental                                            $    17,356            $  10,951
     Interest and other income                               1,195                  603
                                                       ------------           ----------
                                                            18,551               11,554
                                                       ------------           ----------
Expenses:
     Property operating expenses
        Maintenance and repairs                              1,494                1,007
        Real estate taxes                                    1,422                  886
        Utilities                                            1,138                  756
        Administrative                                       1,152                  656
        Advertising                                            270                  151
        Insurance                                              238                  146
        Depreciation and amortization                        3,088                2,190
                                                       ------------           ----------
                                                             8,802                5,792
                                                       ------------           ----------

     Interest                                                3,363                2,901
     Amortization of deferred financing costs                  127                  245
     General and administrative                                516                  397
     Loss from hedge termination                                 0                   21
                                                       ------------           ----------
        Total expenses                                      12,808                9,356
                                                       ------------           ----------

        Net income before minority interest and
           extraordinary item                                5,743                2,198

     Minority interest                                        (875)                 (75)
                                                       ------------           ----------
        Income before extraordinary item                     4,868                2,123

     Extraordinary item:
        Loss on early extinguishment of debt                     0               (2,180)
                                                       ------------           ----------
            Net income/(loss)                         $      4,868           $      (57)
                                                       ============           ==========

Per share data:
     Net income per share from operations before
        extraordinary item                            $       0.38           $     0.34
     Extraordinary item -  debt extinguishment                0.00                (0.35)
                                                       ------------           ----------
            Net income/(loss) per share               $       0.38           $    (0.01)
                                                       ============           ==========

     Weighted average number of shares used in net
        income/(loss) per share calculation             11,784,952            6,275,000
                                                       ============           ==========

     Dividend per share                               $      0.435           $    0.425
                                                       ============           ==========

         See accompanying notes to the unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.

           Condensed Consolidated Statements of Stockholders' Equity

               For the three months ended March 31, 1997 and the
                         year ended December 31, 1996
                                  (Unaudited)
                       (Dollars and shares in thousands)


                                                                                                     Retained
                                         Preferred stock           Common stock       Additional     earnings/
                                      ----------------------- -----------------------  paid - in    (Accumulated
                                       Shares       Amount     Shares       Amount      capital      deficit)         Total
                                      --------- ------------- --------- ------------- ------------  ------------ -----------------
Balances at December 31, 1995                                    6,275  $          1  $   112,070   $  (27,342)  $         84,729

Net proceeds from preferred
  stock offering                           800  $          1         -             -       17,504           -              17,505
Net proceeds from follow-on
  public offerings                           -             -     5,313             -      126,464           -             126,464
Net proceeds from options exercised          -             -         4             -           68           -                  68
Net income                                   -             -         -             -            -        8,881              8,881
Dividends declared                           -             -         -             -            -      (14,840)           (14,840)
                                      ---------    ---------- ---------    ----------   ----------    ----------    --------------
Balances at December 31, 1996              800             1    11,592             1      256,106      (33,301)           222,807

Net proceeds from options exercised          -             -         5             -           99            -                 99
Net proceeds from offering                                       2,000                     58,119                          58,119
Net income                                                                                               4,868              4,868
Dividends declared                                                                                      (5,489)            (5,489)
                                      ---------    ---------- ---------    ----------   ----------    ----------    --------------
Balances at March 31, 1997                 800  $          1    13,597  $          1  $   314,324   $  (33,922)  $        280,404
                                      ========= ============= ========= ============= ============  ============ =================

         See accompanying notes to the unaudited financial statements

                          ESSEX PROPERTY TRUST, INC.

               Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                      Three months ended
                                                                                   -----------------------
                                                                                    March 31,     March 31,
                                                                                      1997          1996
                                                                                   ---------      --------
Net cash provided by operating activities                                          $  12,674      $  5,695
                                                                                   ---------      --------
Cash flows from investing activities:
     Additions to rental properties                                                  (51,032)      (12,748)
     Additions to notes receivable                                                      (785)            -
     Investments in corporations and joint ventures                                      (64)          154
                                                                                   ---------      --------

          Net cash used in investing activities                                      (51,881)      (12,594)
                                                                                   ---------      --------
Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
          and lines of credit                                                         34,420        45,271
     Repayment of mortgage and other notes payable
          and lines of credit                                                           (665)      (34,568)
     Additions to deferred charges                                                      (267)         (225)
     Additions to notes and other related party
          receivables/payables                                                       (22,805)        2,166
     Repayment of notes and other related party
          receivables/payables                                                         1,361        (3,622)
     Decrease in offering related accounts payable                                      (630)
                                                                                                         -
     Net proceeds from stock options exercised                                            99
                                                                                                         -
     Distributions to minority interest/partners                                        (807)         (778)
     Dividends paid                                                                   (5,482)       (2,677)
                                                                                   ---------      --------
          Net cash provided by financing activities                                    5,224         5,567
                                                                                   ---------      --------

Net decrease in cash and cash equivalents                                            (33,983)       (1,332)
Cash and cash equivalents at beginning of period                                      46,899         3,983
                                                                                   ---------      --------

Cash and cash equivalents at end of period                                          $ 12,916      $  2,651
                                                                                    ========      ========
Supplemental disclosure of cash flow information:
          Cash paid for interest                                                    $  3,126      $  2,910
                                                                                    ========      ========
Supplemental disclosure of non-cash investing and
     Financing activities:
               Mortgage note payable assumed in connection
                    with purchase of real estate                                    $ 30,818      $      -
                                                                                    ========      ========

               Dividends payable                                                    $  6,289      $  3,455
                                                                                    ========      ========

           See accompanying notes to unaudited financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


(1)    ORGANIZATION AND BASIS OF PRESENTATION
       --------------------------------------

       The unaudited condensed consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

       The consolidated financial statements for the three months ended March 31, 1997 and 1996 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 88.0% and 77.2% general partnership interest in it as of March 31, 1997 and 1996, respectively.

       All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)    SIGNIFICANT TRANSACTIONS
       ------------------------

       (A)  Equity Transaction
       -----------------------

       On March 31, 1997 the Company completed the sale of 2,000,000 shares of Common Stock to Cohen & Steers Capital Management. The 2,000,000 shares are newly issued and registered under a shelf registration statement previously filed by Essex. This privately negotiated transaction generated gross proceeds of approximately $58,250, and such proceeds will be used to reduce debt and acquire additional multifamily properties in the Company's targeted West Coast markets. Proceeds from this offering were received April 3, 1997.

       (B) Acquisitions
       ----------------

       (i) On January 3, 1997, the Company acquired Wilshire Promenade Apartments, a 128 unit apartment community in Fullerton, California, for a contract price of $10,250. The community features a swimming pool, spa and exercise room.

       (ii) On January 28, 1997, the Company acquired Tara Village Apartments, a 168 unit apartment community in Tarzana, California, for a contract price of $10,300. The community features a playground, sauna, swimming pool and recreation room.

       (iii) On January 30, 1997, Essex purchased the ownership interest of its joint venture partner, Acacia Capital Corporation, in The Shores and Bristol Commons properties, and is now the sole owner of these properties. Essex acquired Acacia's approximate 55% ownership interest in these properties for $7,900. The $7,900 represents a return of Acacia's original investment, plus approximately $1,400. Using the original acquisition capitalization rates for these properties, Essex estimates that The Shores and Bristol Commons have appreciated to over $9,000 since their time of acquisition. Concurrent with the purchase of Acacia's ownership interest, these properties, their underlying debt and their operations have been consolidated into the Company's financial statements. The debt consolidated into the balance sheet consists of an $18,520, 7.25% fixed

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


       rate loan secured by The Shores, due in December 2000, and a $12,298, 7.54% fixed rate loan, with interest fixed pursuant to an interest rate swap agreement, secured by Bristol Commons and due in June 2002. Subsequent to March 31, 1997, the Company repaid the loan secured by the Bristol Commons property with a portion of the proceeds from its sale of 2,000,000 shares of Common Stock to Cohen & Steers.

       (iv) On February 27, 1997, the Company acquired Foothill Apartments and Twin Creek Apartments, adding 176 units to the Company's portfolio. These properties are located in San Ramon, California, and were purchased together for an aggregate contract price of $19,166. These communities each feature a swimming pool and spa.

       These first quarter 1997 acquisitions were funded with proceeds from the Company's December 1996 follow-on Common Stock offering.

(3)    RELATED PARTY TRANSACTIONS
       --------------------------

       All general and administrative expenses of the Company and Essex Management Corporation ("EMC") are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 1997 totaled $293 and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

       Rental income in the accompanying consolidated statements of operations includes related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursement, of $171 and $170 for the three months ended March 31, 1997 and 1996, respectively.

       Other income for the three months ended March 31, 1997 includes interest income of $393 which was earned principally under notes receivable from Essex Fidelity I Corporation, the partnerships which collectively own Anchor Village, a 301 unit multifamily property located in Mukilteo, Washington ("Anchor Village"), the partnerships which collectively own Highridge Apartments, a 255 unit multifamily property located in Rancho Palos Verde, California ("Highridge") and the partnerships which collectively own an approximate 30.7% minority interest in Pathways Apartments, a 296 unit multifamily property located in Long Beach, California ("Pathways"). For the three months ended March 31, 1997 the Company earned $29 of dividend income from EMC. In addition, Essex earned management fee income of $88 for the three months ended March 31, 1997, from Anchor Village, Highridge and Pathways.

       EMC provided property management services to the Company's neighborhood shopping centers. The fees paid by the Company for such services for the three months ended March 31, 1997 was $30, and is included in administrative expense in the accompanying consolidated statements of operations.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Notes and other related party receivables as of March 31, 1997 and December 31, 1996 consist of the following:

                                                       March 31,   December 31,
                                                          1997        1996
                                                        --------    --------
  Notes receivable from Fidelity I and Sacramento,
   secured, bearing interest at 9%, due on demand       $      -    $    718

  Notes receivable from Fidelity I and JSV,
   secured, bearing interest at 9.5%-10%, due 2015           726         726

  Note receivable from Anchor Village, secured,
    bearing interest at 8%, due January 14, 1998           9,650           -

  Note receivable from Highridge, secured,
    bearing interest at 9.375%, due August 1, 1997        12,489           -

  Other related party receivables, substantially
    due on demand                                            941         918
                                                        --------    --------
                                                        $ 23,806    $  2,362
                                                        ========    ========

Other related party receivables consist primarily of unreimbursed expenses due from EMC and accrued interest income on related party notes receivables.

(4)      EARNINGS PER SHARE
         ------------------

         The Company will adopt the provisions of The Statement of Financial Accounting Standard No. 128 (SFAS128), Earnings Per Share, for
                                                ------------------
         financial statements with periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior period earnings per share data presented will be restated to conform with the provisions of SFAS128. Had the Company applied the provisions of SFAS128 to the unaudited financial statements for the period ending March 31, 1997, the effect on earnings per share data would have been immaterial.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

The following discussion is based primarily on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of March 31, 1997 and 1996 and for the three months ended March 31, 1997 and 1996.

This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of Essex are held by, and substantially all operations conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner of the Operating Partnership and, as of March 31, 1997 and 1996, owned 88.0% and 77.2% general partnership interest in the Operating Partnership, respectively. The Company qualifies as a real estate investment trust (a "REIT") for Federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, those risks and special consideration set forth in Essex's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of Essex to be materially different from any further results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL BACKGROUND

Essex's revenues are generated primarily from multifamily residential, retail and commercial property operations, which accounted for 95% and 97% of its revenues for the three months ended March 31, 1997 and 1996, respectively. Essex's Properties (the "Properties") are located in California, Oregon and Washington. Occupancy levels of Essex's multifamily residential properties in these markets have generally remained high (averaging over 95% for the last five years).

Essex elects to be treated as a real estate investment trust ("REIT")for Federal income tax purposes, commencing with the year ending December 31, 1994. In order to maintain compliance with REIT tax rules, Essex provides fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of non-voting Preferred Stock. Executives of Essex own 100% of EMC's 1,000 shares of Common Stock. Essex has been actively engaged in the business of acquiring and managing portfolios of non-performing assets along with institutional investors. Asset management services resulting from these portfolios are provided by EMC, typically for the term that is required to acquire, reposition and dispose of the portfolio. Asset management agreements usually provide for a base management fee calculated as a percentage of the gross asset value of the portfolio under management, and an incentive fee based upon the overall financial performance of the portfolio. Accordingly, the fees earned as a result of these contracts fluctuate as assets are acquired and disposed of. Essex benefits from such fees indirectly through receipt of preferred stock dividend and by allocation of related expenses to EMC. In general, Essex believes, however, that there will be limited opportunities to acquire portfolios of non-performing assets in the future.

Since the Company's IPO in June 1994, the Company has acquired ownership interest in twenty multifamily residential properties, twelve in California, seven in Washington and one in Oregon, consisting of a total of 3,947 units for an aggregate total capitalized cost of approximately $261.1 million. As part of its active portfolio management strategy, the Company has sold, since its IPO, four multifamily residential properties in Northern California consisting of a total of 442 units, at an aggregate gross sales price of approximately $26.9 million resulting in a net aggregate gain of approximately $8.7 million.

Average financial occupancy rates of the Company's multifamily properties on a same-property basis increased to 97.0% from 96.9%, for the three months ended March 31, 1997 and 1996, respectively. The regional breakdown is as follows:

                                       March 31,               March 31,
                                         1997                     1996
                                       ---------               ---------
Northern California                      96.9%                    98.6%
Seattle Metropolitan                     97.6%                    95.0%
Southern California                      95.3%                    96.9%

The Company's retail and commercial properties were 98% occupied (based on square footage) as of March 31, 1997.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended
-----------------------------------------------------------------------------
March 31, 1996.
--------------

Total Revenues increased by $6,997,000 or 60.6% to $18,551,000 in the first
--------------
quarter of 1997 from $11,554,000 in the first quarter of 1996. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex for all of both the quarters ended March 31, 1997 and 1996 ("Same Store Properties") owned.

                                             Three Months
                                                 Ended
                                                March 31,
                                            ---------------   Dollar  Percentage
                                             1997      1996   Change    Change
                                            ------    ------  ------  ----------
                              Number of
                              Properties
Rental income                 ----------
  Same Store Properties
    Northern California              8      $ 4,834   $ 4,304   $  530     12.3%
    Seattle Metropolitan             9        3,807     3,530      277      7.9
    Southern California              2        1,199     1,187       12      1.0
    Retail and commercial            7        1,257     1,199       58      4.8
                              --------      -------   -------   ------    -----
 Total Same Store Properties        26       11,097    10,220      877      8.6
                              ========

  Properties acquired/
    disposed of subsequent
    to January 1, 1996                        6,259       731    5,528    757.0
                                            -------   -------   ------    -----
  Total rental income                        17,356    10,951    6,405     58.5
  Other income                                1,195       603      592     98.2
                                            -------   -------   ------    -----
  Total revenues                            $18,551   $11,554   $6,997     60.6%
                                            =======   =======   ======    =====

As set forth in the above table, $5,528,000 of the $6,997,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1996. During this period, Essex acquired 13 multifamily properties (the "Acquisition Properties"), and disposed of 2 multifamily properties (the "Disposition Properties").

Of the increase in total revenues, $877,000 is attributable to increases in rental income from the Same Store Properties. Rental income from the Same Store Properties increased by approximately 8.6% to $11,097,000 in the first quarter of 1997 from $10,220,000 in the first quarter of 1996. A significant portion of this increase was attributable to the eight multifamily Same Store Properties located in Northern California, the rental income of which increased by $530,000 or 12.3% to $4,834,000 in the first quarter of 1997 from $4,304,000 in the first quarter of 1996. The $530,000 increase, is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 96.9% from 98.6% for the quarter ended March 31, 1997 and 1996, respectively. In addition the nine multifamily residential properties located in

Seattle, significantly contributed towards this Same Store Properties rental income increase. The rental income of these properties increased by $277,000 or 7.9% to $3,807,000 in the first quarter of 1997 from $3,530,000 in the first quarter of 1996. Of the $277,000 increase, $187,000 is attributable to rental rate increases with the remainder primarily attributable to an increase in financial occupancy to 97.6% from 95% for the quarter ended March 31, 1997 and 1996, respectively.

The increases in total revenue also reflected an increase of $592,000 attributable to other income, which includes an increase in interest income of $449,000.

Total Expenses increased by $3,452,000 or approximately 36.9% to $12,808,000 in
--------------
the first quarter of 1997 from $9,356,000 in the first quarter of 1996. Interest expense increased by $462,000 or 15.9% to $3,363,000 in the first quarter of 1997 from $2,901,000 in the first quarter of 1996. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortizations increased by $2,112,000 or 58.6% to $5,714,000 in the first quarter of 1997 from $3,602,000 in the first quarter of 1996. Of such increase, $2,017,000 was attributable to Properties acquired or disposed of in 1996 and 1997. General and administrative expenses represents the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $119,000 in the first quarter of 1997 from the amount for the first quarter of 1996. This increase is largely due to additional staffing requirements resulting from the growth of Essex.

Net income increased by $4,925,000 to $4,868,000 in the first quarter of 1997
----------
from ($57,000) in the first quarter of 1996. The first quarter 1996 results included a charge for extraordinary item of $2,180,000. The remaining increase in net income was primarily a result of the net contribution of the Acquisition Properties as offset by the Disposition Properties, and increase in net operating income from the Same Store Properties.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, Essex had $8,298,000 of unrestricted cash and cash equivalents. On March 31, 1997 Essex recorded a receivable for the sale of Common Stock to Cohen & Steers of $58,250,000. These proceeds were received on April 3, 1997. The Company expects to meet its short-term liquidity requirements by using this working capital, the proceeds from the above mentioned sale of Common Stock, the proceeds from the anticipated sale of Convertible Preferred Stock, amounts available on lines of credit, and any portion of net cash flow from operations not currently distributed. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $63,820,000. At March 31, 1997 Essex had $34,420,000 outstanding on its lines of credit, with interest rates during the first quarter of 1997 ranging from 7.2% to 7.5%. Subsequent to the quarter ended March 31, 1997, the Company repaid its outstanding lines of credit balance with a portions of the proceeds from the sale of 2,000,000 shares to Cohen & Steers.

Essex's total cash balances decreased $33,983,000 from $46,899,000 as of December 31, 1996 to $12,916,000 as of March 31, 1997. This decrease was a result of $51,881,000 of cash used in investing activities, which was offset by $12,674,000 of cash provided by operating activities, and $5,224,000 of cash provided by financing activities. Of the $51,881,000 net cash used in investing activities, $51,032,000 was used to purchase and upgrade rental properties. The $5,224,000 net cash provided by financing activities was primarily a result of $34,420,000 of proceeds from lines of credit and other notes payable as offset by $665,000 of repayments of mortgages, other notes payable and lines of credit, $22,805,000 issued in notes receivable and $6,289,000 of dividends/distributions paid.

As of March 31, 1997, Essex's combined outstanding indebtedness under mortgages and lines of credit consisted of $140,538,000 in fixed rate debt, $42,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%, and $34,420,000 of debt which has an interest rate based on The Internal Banking Offshore Rate ("IBOR").

Essex expects to incur approximately $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1997. These expenditures do not include the improvements required in connection with Northwestern Mutual and John Hancock mortgage loans and renovation expenditures required pursuant to tax-exempt bond financings. Essex expects that cash from operations and/or the lines of credit will fund such expenditures.

Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

On August 20, 1996, Essex completed the sale of 2,530,000 shares of its Common Stock through an underwritten public offering at a price of $22.75 per share. The net proceeds were used primarily to fund property acquisitions.

In September 1996, Essex completed the sale of $20 million of its 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") to Tiger/Westbrook Real Estate Fund, L.P., and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively "Tiger/Westbrook"). Essex may require Tiger/Westbrook to purchase up to an additional $20 million of Convertible Preferred Stock at any time prior to June 20, 1997.

On December 24, 1996, Essex completed the sale of 2,783,000 shares of its Common Stock through an underwritten public offering at a price of $27.75 per share. The net proceeds were used primarily to fund property acquisitions.

On March 31, 1997, pursuant to its existing shelf registration statement, Essex completed the sale of 2,000,000 shares of its Common Stock to Cohen & Steers at a price of $29.125 per share. The net proceeds will be used primarily to reduce debt and acquire additional multifamily properties. After the completion of this sale, Essex has the capacity pursuant to its shelf registration statement to issue up to approximately $144 million of equity securities.

The Company will utilize the proceeds from public offerings of shares of Common Stock, availability under its lines of credit, and cash balances to fund its future property acquisition and development activities. Essex expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of short-term financing of acquisition and development activities through the issuance of long-term secured and unsecured debt and offerings by Essex of additional equity securities (or limited partnership interests in the Operating Partnership).

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

The following table sets forth Essex's calculation of Funds from Operations for the quarters ended March 31, 1997 and 1996.

                                                                Three months ended
                                                     ----------------------------------------
                                                        March 31, 1997         March 31, 1996
                                                     -----------------      -----------------
Net Income before minority interest
 and extraordinary item                                    $ 5,743,000            $ 2,198,000
Adjustments:
   Depreciation & Amortization                               3,088,000              2,190,000
   Adjustment for Unconsolidated Joint Venture                       -                119,000
   Non-recurring Items, loss from hedge termination                  -                 21,000
   Minority Interest - Pathways                               (138,000)              (140,000)
                                                           -----------            -----------
   Funds from Operations                                   $ 8,693,000            $ 4,388,000
                                                           ===========            ===========
   Weighted average number of
   shares outstanding-fully diluted (1)                     14,557,019              8,130,000
                                                            ==========            ===========

(1) Assumes conversion of all outstanding shares of Convertible Preferred Stock and operating partnership interests in the Operating Partnership into shares of Essex's common stock.

The National Association of Real Estate Investment Trust ("NAREIT"), a leading industry trade group, has approved a revised definition of Funds from Operations, which provides that the amortization of deferred financing costs is no longer added back to net income to calculate Funds from Operations. Essex adopted the revised NAREIT definition of Funds from Operations as of January 1, 1996.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. EXHIBITS
            --------                                                     Page
                                                                         ----

         10.1     Phantom Stock Unit Agreement for Mr. Guericke           18

         10.2     Phantom Stock Unit Agreement for Mr. Schall             25

         10.3     Replacement Promissory Note (April 15, 1996) and
                  Pledge Agreement for Mr. Guericke                       32

         10.4     Promissory Note (December 31, 1996)  and Pledge
                  Agreement for Mr. Guericke                              43

         10.5     Replacement Promissory Note (April 30, 1996) and
                  Pledge Agreement for Mr. Schall                         54

         10.6     Promissory Note (December 31, 1996) and
                  Pledge Agreement for Mr. Schall                         65

         11.1     Statements regarding Computation of Earnings per Share  76

         12.1     Schedule of Computation of Ratio of  Earnings to
                  Fixed Charges                                           77

         27.1     Article 5 Financial Data Schedule (EDGAR Filing Only).  --


         B. REPORTS ON FORM 8-K
            -------------------
         On April 3, 1997, Essex filed a current report on Form 8-K, regarding its sale of 2,000,000 shares Common Stock pursuant to its Shelf Registration Statement.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ESSEX PROPERTY TRUST, INC.


                                      /s/ Mark J. Mikl
                                      ----------------------------
                                      Mark J. Mikl, Controller
                                      (Principal Accounting Officer)


                                               May 13, 1997
                                      ----------------------------
                                      Date