Form 10-Q
period 1997-06-30
ESSEX PROPERTY TRUST INC
filed 1997-08-13
CIK 920522

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                 (650) 494-3700
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                         13,609,866 shares of Common Stock
                               as of July 31, 1997

                                      INDEX

Exhibit
Number   Description                                              Page Number
------   -----------                                              -----------

Part I:  FINANCIAL INFORMATION
Item 1:  Financial Statements (Unaudited)                               3

                  Condensed Consolidated Balance Sheets
                  as of June 30, 1997 and December 31, 1996             4

                  Condensed Consolidated Statements of Operations
                  for the three months ended June 30, 1997 and 1996     5

                  Condensed Consolidated Statements of Operations
                  for the six months ended June 30, 1997 and 1996       6

                  Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 1997
                  and the year ended December 31, 1996                  7

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1997 and 1996       8

                  Notes to Condensed Consolidated Financial Statements  9

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           12

Part II: OTHER INFORMATION

Item 2:  Changes in Securities                                         19

Item 4:  Submission of Matters to a Vote of Security Holders           20

Item 6:  Exhibits and Reports on Form 8-K                              21

         Signatures                                                    22

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

                           ESSEX PROPERTY TRUST, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                  June 30,         December 31,
                         ASSETS                     1997               1996
                                             ----------------   ----------------
Real estate:
     Rental properties:
        Land and land improvements           $       130,657    $        90,557
        Buildings and improvements                   401,452            303,252
                                             ----------------   ----------------
                                                     532,109            393,809
        Less accumulated depreciation                (52,942)           (47,631)
                                             ----------------   ----------------
                                                     479,167            346,178
     Investments                                       3,022              8,537
                                             ----------------   ----------------
                                                     482,189            354,715

Cash and cash equivalents-unrestricted                15,015             42,705
Cash and cash equivalents-restricted                   4,812              4,194
Notes and other related party receivables             11,529              2,362
Notes and other receivables                            7,205              5,293
Prepaid expenses and other assets                      6,439              3,745
Deferred charges, net                                  4,166              4,160
                                             ----------------   ----------------
                                             $       531,355    $       417,174
                                             ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                       $       179,932    $       153,205
Lines of credit                                            0                  0
Accounts payable and accrued liabilities              14,216              7,346
Dividends payable                                      7,220              6,286
Other liabilities                                      3,328              2,249
                                             ----------------   ----------------
                 TOTAL LIABILITIES                   204,696            169,086

Minority interest                                     26,255             25,281

Stockholders' equity:
8.75% Convetible Preferred Stock, Series 1996A: $.0001
  par value, 1,600,000 authorized and 1,600,000   and
  800,000 issued and outstanding                           1                  1
Common stock, $.0001 par value, per share, 668,400,000
  and 668,400,000 authorized, 13,609,866 and 11,591,650
  issued and outstanding                                   1                  1
Excess stock, $.0001 par value per share, 330,000,000
  shares authorized, no shares issued or outstanding
     Additional paid-in capital                      334,483            256,106
     Accumulated deficit                             (34,081)           (33,301)
                                             ----------------   ----------------
             Total stockholders' equity              300,404            222,807
                                             ----------------   ----------------
                                             $       531,355    $       417,174
                                             ================   ================
          See accompanying notes to the unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                          Three months ended
                                  ----------------------------------
                                     June 30,          June 30,
                                       1997              1996
                                  -----------------  ---------------
Revenues:
    Rental                        $         18,353   $       11,053
    Interest and other income                1,227              701
                                  -----------------  ---------------
                                            19,580           11,754
                                  -----------------  ---------------
Expenses:
    Property operating expenses
    Maintenance and repairs                  1,593            1,070
    Real estate taxes                        1,480              883
    Utilities                                1,142              728
    Administrative                           1,200              628
    Advertising                                282              139
    Insurance                                  226              145
    Depreciation and amortization            3,220            2,047
                                  -----------------  ---------------
                                             9,143            5,640
                                  -----------------  ---------------
Interest                                     2,867            3,009
Amortization of deferred financing
costs                                          128              181
General and administrative                     535              466
Loss from hedge termination                      0               18
                                  -----------------  ----------------
Total expenses                              12,673            9,314
                                  -----------------  ---------------
Net income before gain on sales
of real estate,minority interest
and extraordinary item                       6,907            2,440
Gain on sales of real estate                   414            2,409
                                  -----------------  ---------------
Net income before minority interest
   and extraordinary item                    7,321            4,849
   Minority interest                          (963)          (1,025)
                                  -----------------  ---------------
Income before extraordinary item             6,358            3,824
Extraordinary item:
   Loss on early extinguishment
   of debt                                    (104)            (665)
                                  -----------------  ---------------
Net income                        $          6,254   $        3,159
                                  =================  ===============
Per share data:
Net income per share from operations
   before extraordinary item      $           0.43   $         0.61
Extraordinary item -  debt
extinguishment                               (0.01)           (0.10)
                                  -----------------  ---------------
Net income per share              $           0.42   $         0.51
                                  =================  ===============
Weighted average number of shares
   used in net income per share
   calculation                          13,728,794        6,275,000
                                  =================  ===============
   Dividend per share              $          0.435   $        0.425
                                  =================  ===============

          See accompanying notes to the unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                            Six months ended
                                    ---------------------------------
                                        June 30,          June 30,
                                          1997              1996
                                    ---------------   ---------------
Revenues:
 Rental                             $       35,709    $       22,004
 Interest and other income                   2,422             1,304
                                    ---------------   ---------------
                                            38,131            23,308
                                    ---------------   ---------------
Expenses:
 Property operating expenses
  Maintenance and repairs                    3,087             2,105
  Real estate taxes                          2,902             1,769
  Utilities                                  2,280             1,485
  Administrative                             2,352             1,254
  Advertising                                  552               290
  Insurance                                    464               292
  Depreciation and amortization              6,308             4,237
                                    ---------------   ---------------
                                            17,945            11,432
                                    ---------------   ---------------
 Interest                                    6,230             5,910
 Amortization of deferred financing
 costs                                         255               426
 General and administrative                  1,051               863
 Loss from hedge termination                     0                39
                                    ---------------   ---------------
Total expenses                              25,481            18,670
                                    ---------------   ---------------
Net income before gain on sales of
 real estate,minority interest and
 extraordinary item                         12,650             4,638
Gain on sales of real estate                   414             2,409
                                    ---------------   ---------------
Net income before minority interest
and extraordinary item                      13,064             7,047
 Minority interest                          (1,838)           (1,100)
                                    ---------------   ---------------
Income before extraordinary item            11,226             5,947
 Extraordinary item:
 Loss on early extinguishment of debt         (104)           (2,845)
                                    ---------------   ---------------
Net income                          $       11,122    $        3,102
                                    ===============   ===============
Per share data:
Net income per share form operations
 before extraordinary item          $         0.81    $         0.95
 Extraordinary item -  debt
 extinguishment                              (0.01)            (0.45)
                                    ---------------   ---------------
Net income per share                $         0.80    $         0.50
                                    ===============   ===============
Weighted average number of shares
 outstanding during the period          12,764,917         6,275,000
                                    ===============   ===============
Dividend per share                  $        0.870    $        0.850
                                    ===============   ===============
          See accompanying notes to the unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
            Condensed Consolidated Statements of Stockholders' Equity
                 For the six months ended June 30, 1997 and the
                          year ended December 31, 1996
                                   (Unaudited)
                        (Dollars and shares in thousands)

                                                                                      Additional
                                       Preferred stock           Common stock        paid - in     Accumulated
                                      ---------------------- ----------------------
                                       Shares     Amount        Shares      Amount     capital       deficit      Total
                                      --------- ------------ ------------ ----------- ----------  ------------ -----------

Balances at December 31, 1995 .....        --          --         6,275   $       1   $ 112,070   $ (27,342)   $  84,729
Net proceeds from preferred
stock offering ....................         800   $       1        --          --        17,504        --         17,505
Net proceeds from follow-on
public offerings ..................        --          --         5,313        --       126,464        --        126,464
Net proceeds from options exercised        --          --             4        --            68        --             68
Net income ........................        --          --          --          --          --         8,881        8,881
Dividends declared ................        --          --          --          --          --       (14,840)     (14,840)
                                      ---------   ---------   ---------   ---------   ---------   ---------    ---------
Balances at December 31, 1996 .....         800           1      11,592           1     256,106     (33,301)     222,807
Net proceeds from options exercised        --          --            18        --           338        --            338
Net proceeds from preferred
stock offering ....................         800        --          --          --        20,000        --         20,000
Net proceeds from common
stock offering ....................        --          --         2,000        --        58,039        --         58,039
Net income ........................        --          --          --          --          --        11,122       11,122
Dividends declared ................        --          --          --          --          --       (11,902)     (11,902)
                                      =========   =========   =========   =========   =========   =========    =========
Balances at June 30, 1997 .........       1,600   $       1      13,610   $       1   $ 334,483   $ (34,081)   $ 300,404
                                      =========   =========   =========   =========   =========   =========    =========

          See accompanying notes to the unaudited financial statements

                           ESSEX PROPERTY TRUST, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                              Six months ended
                                                           --------------------
                                                           June 30,     June 30,
                                                            1997         1996
                                                          ---------   ---------
Net cash provided by operating activities                  $ 22,853    $  8,073
                                                           --------    --------
Cash flows from investing activities:
     Additions to rental properties                         (93,267)    (13,417)
     Dispositions of rental properties                        3,339      13,506
     Additions to notes receivable                             (785)          0
     Investments in corporations and joint ventures             (30)        390
                                                           --------    --------
     Net cash provided by (used in) investing activities    (90,743)        479
                                                           --------    --------
Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
          and lines of credit                                34,420      47,083
     Repayment of mortgage and other notes payable
          and lines of credit                               (48,050)    (46,972)
     Additions to deferred charges                             (368)       (590)
     Additions to notes and other related party
          receivables/payables                              (23,527)     (2,117)
     Repayment of notes and other related party
          receivables/payables                               14,360       2,679
     Decrease in offering related accounts payable             (887)          0
     Net proceeds from convertible preferred stock sale      20,000
     Net proceeds from follow-on offerings                   58,039           0
     Net proceeds from stock options exercised                  338           0
     Distributions to minority interest/partners             (1,614)     (1,556)
     Dividends paid                                         (11,893)     (5,352)
                                                           --------    --------
     Net cash provided by (used in) financing activities     40,818      (6,825)
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents        (27,072)      1,727
Cash and cash equivalents at beginning of period             46,899       3,983
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 19,827    $  5,710
                                                           ========    ========
Supplemental disclosure of cash flow information:
          Cash paid for interest                           $  6,148    $  5,951
                                                           ========    ========
Supplemental disclosure of non-cash investing and
  Financing activities:
          Mortgage notes payable assumed in connection
                    with purchase of real estate           $ 40,222    $      0
                                                           ========    ========
               Dividends payable                           $  7,220    $  3,455
                                                           ========    ========

           See accompanying notes to unaudited financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

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

The consolidated financial statements for the three and six months ended June 30, 1997 and 1996 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 87.9% and 77.2% general partnership interest in it as of June 30, 1997 and 1996, respectively.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) SIGNIFICANT TRANSACTIONS

(A) EQUITY TRANSACTIONS

(i) On March 31, 1997 the Company completed the sale of 2,000,000 shares of Common Stock to Cohen & Steers Capital Management. The 2,000,000 shares are newly issued and registered under a shelf registration statement previously filed by Essex. This privately negotiated transaction generated gross proceeds of approximately $58,250, and such proceeds were used to reduce debt and acquire additional multifamily properties in the Company's targeted West Coast markets. Proceeds from this offering were received April 3, 1997.

(ii) On June 20, 1996, the Company entered into a definitive agreement to sell up to $40,000 of the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively, "Tiger/Westbrook"). In September 1996, Tiger/Westbrook completed the purchase of 800,000 shares of Convertible Preferred Stock for an aggregate purchase price of $20,000. Tiger/Westbrook purchased the additional 800,000 shares of Convertible Preferred Stock on June 20, 1997. The $20,000 of proceeds from the June 1997 stock sale will be used to acquire multifamily properties.

(B) DEBT RELATED TRANSACTIONS

(i) On April 2, 1997, the Company repaid a $12,298 LIBOR based variable rate loan which had an interest rate swap agreement which, effectively, provided a fixed interest rate of 7.54% . This loan repayment was funded from proceeds from the Cohen & Steers Common Stock sale. In anticipation of possible additional LIBOR-based indebtedness, the Company did not sell the interest rate swap agreement related to the repaid loan. Payments required under the swap agreement are being charged to interest expense as incurred. In connection with the repaid loan, the Company expensed approximately $104 in deferred financing costs.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(C) ACQUISITIONS

(i) On May 8, 1997, the Company acquired interest in two multifamily properties: Anchor Village Apartments, ("Anchor Village"), a 301 unit apartment community located in Mukilteo, Washington and Highridge Apartments, ("Highridge"), a 255 unit apartment community located in Ranchos Palos Verdes, California. These acquisitions add ownership interest in 556 units to the Company's portfolio. Anchor Village Apartments and Highridge Apartments were acquired for effective purchase prices of approximately $13,100 and $25,300, respectively. Both these communities feature a swimming pool, sauna, exercise room and community center. The Company acquired these properties through the issuance of partnership interests which can later be exchanged for shares of the Company's Common Stock, or, at the Company's option, redeemed for cash. The Company's interests in these properties are accounted for under the equity method of accounting.

(ii) On June 3, 1997 the Company purchased Kings Road Apartments, a 194 unit apartment community located in Los Angeles, California, for a contract price of $12,895. This community features a swimming pool, spa, sauna and a fitness center.

(iii) On June 23, 1997 the Company purchased Evergreen Heights Apartments, a 200 unit apartment community located in Kirkland, Washington, for a contract price of $15,800. The community features a pool, exercise room and spa. In connection with this transaction the Company assumed a $9,404, 8.78% fixed interest rate loan. The Company paid $94 to assume this loan. The loan matures in December 2002.

(iv) On June 25, 1997 the Company acquired Villa Scandia Apartments, a 118 unit apartment community located in Ventura, California, for a contract price of $5,160. This community features a pool, tennis courts and a clubhouse.

(v) On June 26, 1997 the Company acquired Casa Del Mar Apartments, a 96 unit apartment community located in Pasadena, California, for a contract price of $6,075. This community features a pool and spa.

(vi) On June 30, 1997 the Company, through an 85% interest in a newly formed limited partnership, acquired The Bluffs II Apartments, a 224 unit apartment community located in San Diego, California, for a contract price of $10,660. This community features two swimming pools, a spa, fitness center, tennis courts and sauna. The property secures a loan from the Company of $7,672, which may be replaced by third party financing. The balance of the purchase price was paid by the issuance of (i) 18,473 limited partnership units of Essex Portfolio L.P. (valued at $544) (ii) payment of $493 in cash by the 15% partners in the newly formed partnership and (iii) Essex's cash investment. The 15% partners are San Diego owners/operators of multifamily properties.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


These second quarter 1997 acquisitions were funded with proceeds from the Company's March 1997 Common Stock offering, the second phase of the Tiger/Westbrook Convertible Preferred Stock offering and the dispositions of two of the Company's retail centers.

(D) DISPOSITIONS:

(i) On April 23, 1997 the Company sold Cedar Mill Place, a retail shopping center located in Portland, Oregon for a gross sales price of $1,950 resulting in a gain of approximately $454.

(ii) On May 15, 1997 the Company sold Wichita Towne Center, a retail shopping center located in Milwaukie, Oregon for a gross sales price of $1,617 resulting in a loss of $40.

Both these sales are a result of the Company's strategy of focusing its investments primarily in multifamily properties. The Company intends to market its four remaining retail shopping centers.

(E) OTHER - EARTHQUAKE INSURANCE

On June 13, 1997, the Company increased the per location and aggregate limits, the deductible, and the self-insured retention in connection with its earthquake insurance policy. The insurance coverage now in effect provides for an aggregate limit of $25,000, payable upon a covered loss in excess of a $5,000 self-insured retention amount. The insurance also provides for a per location deductible of 15%.

(3)      RELATED PARTY TRANSACTIONS

All general and administrative expenses of the Company and Essex
Management Corporation ("EMC") are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three and six months ended June 30, 1997 totaled $266 and $559, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

Rental income in the accompanying consolidated statements of operations includes related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursement, of $172 and $343 for the three and six months ended June 30, 1997, respectively, and $170 and $340 for the three and six months ended June 30, 1996, respectively.

Other income for the three and six months ended June 30, 1997 includes interest income of $819 and $1,512, respectively, which was earned principally under notes receivable from Essex Fidelity I Corporation, the partnerships which collectively own Anchor Village, the partnerships which collectively own Highridge and the partnerships which collectively own an approximate 30.7% minority interest in Pathways Apartments, a 296 unit multifamily property located in Long Beach, California ("Pathways"). For the three and six months ended June 30, 1997 the Company earned $0 and $29, respectively, of dividend income from EMC. In addition, Essex earned management fee income of $95 and $183 for the three and six months ended June 30, 1997, respectively, from Anchor Village, Highridge and Pathways.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

EMC provides property management services to the Company's neighborhood shopping centers. The fees paid by the Company for such services for the three and six months ended June 30, 1997 were $27 and $57, respectively, and are included in the general and administrative expense item in the accompanying consolidated statements of operations.

Notes and other related party receivables as of June 30, 1997 and December 31, 1996 consist of the following:
                                               June 30,           December 31,
                                                1997                  1996

Notes receivable from Fidelity I and
Sacramento,secured, bearing interest
at 9%, due on demand                        $      -              $   718

Notes receivable from Fidelity I and JSV,
secured, bearing interest at 9.5%-10%,
due 2015                                         726                  726

Note receivable from Anchor Village,
secured, bearing interest at 8%, due
January 14, 1998                               9,650                    -

Other related party receivables,
substantially due on demand                    1,153                  918
                                            --------             --------

                                            $ 11,529              $ 2,362
                                            ========             ========

Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers.

During the three and six months ended June 30, 1997, the Company paid brokerage commissions totaling $214 and $214, respectively, to M&M in connection with the disposition of real estate. These commissions are reflected as a reduction in the gain on sale in the accompanying condensed consolidated statement of operations.

(4) EARNINGS PER SHARE

The Company will adopt the provisions of The Statement of Financial
Accounting Standards No. 128 (SFAS128), Earnings Per Share, for financial statements with periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior period earnings per share data presented will be restated to conform with the provisions of SFAS128. Had the Company applied the provisions of SFAS128 to the unaudited financial statements for the period ending June 30, 1997, the effect on earnings per share data would have been immaterial.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is based primarily on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of June 30, 1997 and 1996 and for the three and six months ended June 30, 1997 and 1996.

This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of Essex are held by, and substantially all operations conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner of the Operating Partnership and, as of June 30, 1997 and 1996, owned 87.9% and 77.2% general partnership interest in the Operating Partnership, respectively. The Company qualifies as a real estate investment trust (a "REIT") for Federal income tax purposes.

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

GENERAL BACKGROUND

Essex's revenues are generated primarily from multifamily residential, retail and commercial property operations, which accounted for 96% of its revenues for the six months ended June 30, 1997 and 1996. Essex's Properties (the "Properties") are located in California, Washington and Oregon. Occupancy levels of Essex's multifamily residential properties in these markets have generally remained high (averaging over 95% for the last five years).

Essex elects to be treated as a real estate investment trust ("REIT") for Federal income tax purposes. In order to maintain compliance with REIT tax rules, Essex provides the majority of fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of non-voting Preferred Stock. Executives of Essex own 100% of EMC's 1,000 shares of Common Stock. Essex has been actively engaged in the business of acquiring and managing portfolios of non-performing assets along with institutional investors. Asset management services resulting from these portfolios are provided by EMC, typically for the term that is required to acquire, reposition and dispose of the portfolio. Asset management agreements usually provide for a base management fee calculated as a percentage of the gross asset value of the portfolio under management, and an incentive fee based upon the overall financial performance of the portfolio. Accordingly, the fees earned as a result of these contracts fluctuate as assets are acquired and disposed of. Essex benefits from such fees indirectly through receipt of preferred stock dividend and by allocation of related expenses to EMC. In general, Essex believes, however, that there will be limited opportunities to acquire portfolios of non-performing assets in the near future.

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interest in twenty-seven multifamily residential properties, of which seventeen are located in California, nine are located in Washington and one is located in Oregon. In aggregate, these acquisitions consist of a total of 5,335 units and a total capitalized cost of approximately $353.2 million. As part of its active portfolio management strategy, the Company has sold, since its IPO, four multifamily residential properties in Northern California consisting of a total of 442 units and two of its retail centers in Oregon at an aggregate gross sales price of approximately $30.5 million resulting in a net aggregate gain of approximately $9.1 million.

Average financial occupancy rates of the Company's multifamily properties on a same-property basis decreased to 96.7% for the three months ended June 30, 1997, from 97.6%, for the three months ended June 30, 1996. The regional breakdown of such financial occupancy is as follows:

                                        June 30,                     June 30,
                                         1997                         1996

Northern California                      97.5%                        98.6%
Seattle Metropolitan                     96.5%                        96.4%
Southern California                      92.5%                        95.9%

The Company's retail and commercial properties were 97% occupied (based on square footage) as of June 30, 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996.

Total Revenues increased by $7,826,000 or 66.6% to $19,580,000 in the second quarter of 1997 from $11,754,000 in the second quarter of 1996. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both of the quarters ended June 30, 1997 and 1996 ("Quarterly Same Store Properties").


                                         Three Months Ended
                                             June 30,        Dollar   Percentage
                                        1997          1996   Change     Change
                                        ----          ----   ------     ------
                                         (dollars in thousands)
                             Number of
                            Properties

Rental Income
  Same Store Properties
    Northern California ..         9   $ 5,485   $ 4,799   $   686         14.3%
    Seattle Metropolitan .         9     3,838     3,610       228          6.3
    Southern California ..         2     1,182     1,180         2          0.1
    Retail and commercial          5     1,087     1,102       (15)        (1.4)
                             -------   -------   -------   -------      --------
 Total Quarterly Same
 Store Properties ........        25    11,592    10,691       901          8.4

  Properties acquired/
    disposed of subsequent
    to January 1, 1996 ...               6,761       362     6,399      1,767.7
                                       -------   -------   -------      --------
  Total rental income ....              18,353    11,053     7,300         66.0
  Other income ...........               1,227       701       526         75.0
                                       -------   -------   -------      --------
  Total revenues .........             $19,580   $11,754   $ 7,826         66.6%
                                       =======   =======   =======      ========


As set forth in the above table, $6,399,000 of the $7,826,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1996. During this period, Essex acquired interests in twenty multifamily properties (the "Acquisition Properties"), and disposed of two multifamily properties and two retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $901,000 is attributable to increases in rental income from the Same Store Properties. Rental income from the Quarterly Same Store Properties increased by approximately 8.4% to $11,592,000 in the second quarter of 1997 from $10,691,000 in the second quarter of 1996. The majority of this increase was attributable to the nine multifamily Quarterly Same Store Properties located in Northern California, the rental income of which increased by $686,000 or 14.3% to $5,485,000 in the second quarter of 1997 from

$4,799,000 in the second quarter of 1996. This $686,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.5% in the second quarter of 1997 from 98.6% in the second quarter of 1996. The nine multifamily residential properties located in the Seattle metropolitan area, also contributed to this Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $228,000 or 6.3% to $3,838,000 in the second quarter of 1997 from $3,610,000 in the second quarter of 1996. The $228,000 increase is primarily attributable to rental rate increases.

The  increases  in  total  revenue  also   reflected  an  increase  of  $526,000
attributable to other income, the significant component of which was an increase in interest income of $545,000.

Total Expenses increased by $3,359,000 or approximately 36.1% to $12,673,000 in the second quarter of 1997 from $9,314,000 in the second quarter of 1996. Interest expense decreased by $142,000 or 4.7% to $2,867,000 in the second quarter of 1997 from $3,009,000 in the second quarter of 1996. Property operating expenses, exclusive of depreciation and amortizations increased by $2,330,000 or 64.8% to $5,923,000 in the second quarter of 1997 from $3,593,000 in the second quarter of 1996. Of such increase, $2,204,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $69,000 in the second quarter of 1997 from the amount for the second quarter of 1996. This increase is largely due to additional staffing requirements resulting from the growth of Essex.

Net income increased by $3,095,000 to $6,254,000 in the second quarter of 1997 from $3,159,000 in the second quarter of 1996. The increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties, as offset by a decrease in the gain on the sales of real estate of $1,995,000 to $414,000 in the second quarter of 1997 from $2,409,000 in the second quarter of 1996 and a decrease in operating income attributable to the Disposition Properties.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996.

Total Revenues increased by $14,823,000 or 63.6% to $38,131,000 in the first six months of 1997 from $23,308,000 in the first six months of 1996. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both of the six months ended June 30, 1997 and 1996 ("Same Store Properties").

                                              Six Months Ended
                                                   June 30,        Dollar     Percentage
                                              1997         1996    Change       Change
                                           (dollars in thousands)

                                     Number of
                                    Properties
Rental income
  Same Store Properties
    Northern California .........         8   $ 9,880   $ 8,695   $ 1,185        13.6%
    Seattle Metropolitan ........         9     7,645     7,140       505         7.1
    Southern California .........         2     2,381     2,368        13         0.6
    Retail and commercial .......         5     2,184     2,194       (10)       (0.5)
                                    -------   -------   -------   -------      -------
 Total Same Store Properties ....        24    22,090    20,397     1,693         8.3

  Properties acquired/disposed of
    subsequent to January 1, 1996              13,619     1,607    12,012       747.4
                                              -------   -------   -------      -------
  Total rental income ...........              35,709    22,004    13,705        62.3
  Other income ..................               2,422     1,304     1,118        85.8
                                              -------   -------   -------      -------
  Total revenues ................             $38,131   $23,308   $14,823        63.6%
                                              =======   =======   =======      =======

As set forth in the above table, $12,012,000 of the $14,823,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1996. During this period, Essex acquired interest in twenty Acquisition Properties, and disposed of two multifamily properties and two retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $1,693,000 is attributable to increases in rental income from the Same Store Properties. Rental income from the Same Store Properties increased by approximately 8.3% to $22,090,000 in the first six months of 1997 from $20,397,000 in the first six months of 1996. The majority of this increase was attributable to the eight multifamily Same Store Properties located in Northern California, the rental income of which increased by
$1,185,000  or  13.6%  to  $9,880,000  in the  first  six  months  of 1997  from
$8,695,000 in the first six months of 1996. This $1,185,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.2% for the six months ended June 30, 1997, from 98.4% for the six months ended June 30, 1996. The nine multifamily residential properties located in Seattle also contributed to this Same Store Properties rental income increase. The rental income of these properties increased by $505,000 or 7.1% to $7,645,000 in the first six months of 1997 from $7,140,000 in the first six months of 1996. This $505,000 increase is attributable to rental rate increases and an increase in financial occupancy to 97.1% for the six months ended June 30 1997, from 95.4% for the six months ended June 30, 1996.

The increases in total revenue also reflected an increase of $1,118,000 attributable to other income, which includes an increase in interest income of $995,000.

Total Expenses increased by $6,811,000 or approximately 36.5% to $25,481,000 in the first six months of 1997 from $18,670,000 in the first six months of 1996. Interest expense increased by $320,000 or 5.4% to $6,230,000 in the first six months of 1997 from $5,910,000 in the first six months of 1996. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $4,442,000 or 61.7% to $11,637,000 in the first six months of 1997 from $7,195,000 in the first six months of 1996. Of such increase, $4,195,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $188,000 in the first six months of 1997 from the amount for the first six months of 1996. This increase is largely due to additional staffing requirements resulting from the growth of Essex.

Net income increased by $8,020,000 to $11,122,000 in the first six months of 1997 from $3,102,000 in the first six months of 1996. The increase in net income was primarily a result of the net contribution of the Acquisition Properties and an increase in net operating income from the Same Store Properties, as offset by a decrease in operating income attributable to the Disposition Properties.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, Essex had $15,015,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using working capital, amounts available on lines of credit, and any portion of net cash flow from operations not currently distributed. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $30,450,000. At June 30, 1997 Essex had no outstanding balances on its line of credit. On April 3, 1997, the Company repaid its outstanding lines of credit balance with a portion of the proceeds from the sale of 2,000,000 shares of its Common Stock to Cohen & Steers (the "Cohen & Steers Offering").

Essex's total cash balances decreased $27,072,000 from $46,899,000 as of December 31, 1996 to $19,827,000 as of June 30, 1997. This decrease was a result of $90,743,000 of cash used in investing activities, which was offset by $22,853,000 of cash provided by operating activities, and $40,818,000 of cash provided by financing activities. Of the $90,743,000 net cash used in investing activities, $93,267,000 was used to purchase and upgrade rental properties as offset by $3,339,000 of proceeds received from the disposition of two commercial properties. The $40,818,000 net cash provided by financing activities was primarily a result of $34,420,000 of proceeds from lines of credit and other notes payable, $78,039,000 net proceeds from the Cohen and Steers Offering and the June 1997 Tiger/Westbrook Preferred Stock Sale (as defined below)and $14,360,000 repayment of notes receivable as offset by $48,050,000 of repayments of mortgages, other notes payable and lines of credit, $23,527,000 issued in notes receivable and $11,893,000 of dividends/distributions paid.

As of June 30, 1997, Essex's combined outstanding indebtedness under mortgages and line of credit consisted of $137,112,000 in fixed rate debt, $42,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

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

On March 31, 1997, Essex completed the sale of 2,000,000 shares of its Common Stock to Cohen & Steers at a price of $29.125 per share. The net proceeds were used primarily to reduce debt and acquire additional multifamily properties. After the completion of this sale, Essex has the capacity pursuant to its shelf registration statement to issue up to approximately $144 million of equity securities.

On June 20, 1997, the Company completed the second phase of the Tiger/Westbrook transaction with the sale of an additional $20 million of its Convertible Preferred Stock, to Tiger/Westbrook (the "June 1997 Tiger/Westbrook Preferred Stock Sale").

The Company will utilize the proceeds from public offerings of shares of Common Stock, proceeds from the sale of Convertible Preferred Stock, availability under its lines of credit, dispositions of selected properties, increased indebtedness and cash balances to fund its future property acquisition and development activities. Essex expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of short-term financing of acquisition and development activities through the issuance of long-term secured and unsecured debt and offerings by Essex of additional equity securities (or limited partnership interests in the Operating Partnership).

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

The following table sets forth Essex's calculation of Funds from Operations for the quarters ended June 30, 1997 and 1996.

                                                     Three months ended
                                                     ------------------

                                              June 30, 1997     June 30, 1996
                                              -------------     -------------


Net Income before minority interest
and extraordinary item ......................   $  7,321,000    $  4,849,000
Adjustments:
         Depreciation & amortization ........      3,220,000       2,047,000
         Adjustment for unconsolidated
           joint ventures ...................        448,000         130,000
         Non-recurring items, including
           gain on sales of real estate and
           loss from hedge termination ......       (414,000)     (2,391,000)

         Minority interest - Pathways .......       (142,000)       (132,000)
                                                ------------    ------------

         Funds from Operations ..............   $ 10,433,000    $  4,503,000
                                                ============    ============
         Weighted average number of
         shares outstanding-fully diluted (1)     16,624,396       8,130,000
                                                ============    ============

(1) Assumes conversion of all outstanding shares of Convertible Preferred Stock and operating partnership interests in the Operating Partnership into shares of Essex's common stock.

The National Association of Real Estate Investment Trust ("NAREIT"), a leading industry trade group, has approved a revised interpretation of Funds from Operations, which provides that the amortization of deferred financing costs is no longer added back to net income to calculate Funds from Operations. Essex adopted the revised NAREIT definition of Funds from Operations as of January 1, 1996.

PART II   OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

Effective May 13, 1997, Essex Management Corporation, a California corporation ("EMC") and an affiliate of the Company, as general partner, and the Operating Partnership, as special limited partner, entered into (a) a Second Amended and Restated Agreement of Limited Partnership of Western-Blossom Hill Investors, and (b) a Second Amended and Restated Agreement of Limited Partnership of Western-Los Gatos Investors (collectively, the "Anchor Village Partnerships"), pursuant to which the existing Anchor Village Partnerships were reorganized for the purposes of acquiring the Anchor Village Apartments property. Also, effective May 13, 1997, EMC, as general partner, and the Operating Partnership, as special limited partner, entered into (a) a First Amended and Restated Agreement of Limited Partnership of Western-Highridge I Investors, (b) a First Amended and Restated Agreement of Limited Partnership of Irvington Square Associates, (c) a Fourth Amended and Restated Agreement of Limited Partnership of Western Palo Alto II Investors, (d) a Fourth Amended and Restated Agreement of Limited Partnership of Western-Riviera Investors, and (e) a Fourth Amended and Restated Agreement of Limited Partnership of Western San Jose III Investors collectively, the "Highridge Partnerships"; the Anchor Village Partnerships and the Highridge Partnerships, collectively, the "Partnerships"), pursuant to which the existing Highridge Partnerships were reorganized for the purposes of acquiring the Highridge Apartments property. In connection with the reorganization, 545,825.43 units of limited partnership interests ("Units") in (i) the Anchor Village Partnerships, and (ii) the Highridge Partnerships, were issued to the existing partners of the Anchor Village Partnerships and the Highridge Partnerships pursuant to an exemption from registration provided in Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the agreements of limited partnership of these Partnerships, holders of Units have the right to require the applicable Partnership to redeem their Units for cash, subject to certain conditions. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of unregistered shares of the Company's Common Stock to the holders of the Units in satisfaction of the applicable Partnership's obligation to redeem the Units for cash, upon which delivery, the holders will have certain rights to require the Company to register the shares of Common Stock pursuant to the Securities Act. As of June 30, 1997, the Company has not redeemed any Units in exchange for shares of Common Stock.

In connection with the acquisitions of The Bluffs II Apartments property in June 1997, the Operating Partnership issued an aggregate of 18,473 limited partnership units in the Operating Partnership to the sellers with an aggregate value of approximately $0.54 million ($29.46 per limited partnership unit ) based on the average stock price of the Company's Common Stock during a specified time period prior to the closing. These Units are exchangeable by the holders into the Company's Common Stock on a one-for-one basis. The units were issued by the Operating Partnership in a privately negotiated transaction to four individuals and one trust, all of which are accredited investors, pursuant to the exemption from registration provided in Rule 506 of Regulation D under the Securities Act.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting, held on May 29, 1997 in Menlo Park, California, the following votes of security holders occurred:

(a) The following persons were duly elected by the holders of the Company's Common Stock (the "Common Stockholders") as Class III, Common Stock directors of the Company, each for a three (3) year term (until 2000) and until their successors are elected and qualified:


(i) George M. Marcus, 11,508,402 votes for and 38,021 votes abstaining;

(ii) William A. Millichap, 11,508,402 votes for and 38,021 votes abstaining;

(iii) Gary P. Martin, 11,508,122 votes for and 38,301 votes abstaining; and

(iv) Anthony Downs, 11,507,007 votes for and 39,416 votes abstaining.

(b) Gregory J. Hartman was duly elected as a preferred stock director of the Company by the holders of the Company's 8.75% Convertible Preferred Stock, Series 1996A for a one (1) year term as a Class I Director and until his successor is elected and qualified.

(c) The Common Stockholders ratified and approved the amendment and restatement of the Essex Property Trust, Inc. 1994 Employee Stock Incentive Plan by a vote of 7,260,567 votes for, 4,205,746 votes against and 80,110 votes abstaining.

(d) The Common Stockholders ratified the appointment of KPMG Peat
Marwick, LLP as the Company's independent public auditors for the fiscal year ending December 31, 1997 by a vote of 11,315,964 votes for 24,870 votes against and 33,964 votes abstaining.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS                                                               PAGE
-----------                                                               ----

10.1 First Amended and Restated Agreement of Limited Partnership
of Western-Highridge I Investors, effective as of May 13, 1997              23

10.2 First Amended and Restated Agreement of Limited Partnership
of Irvington Square Associates, effective as of May 13, 1997                84

10.3 Fourth Amended and Restated Agreement of Limited Partnership
of Western -Palo Alto II Investors, effective as of May 13, 1997           144

10.4 Fourth Amended and Restated Agreement of Limited Partnership
of Western Riviera Investors, effective as of May 13, 1997                 204

10.5 Fourth Amended and Restated Agreement of Limited Partnership
of Western-San Jose III Investors, effective as of May 13, 1997            265

10.6 Registration Rights Agreement, effective as of May 13, 1997, by and between the Company and the limited partners of Western-
Highridge I Investors, Irvington Square Associates, Western-
Palo Alto II Investors, Western Riviera Investors, and Western-
San Jose III Investors                                                     325

10.7 Essex Property Trust, Inc. 1994 Stock Incentive Plan (amended and restated as of April 3, 1997 and previously known as the 1994
Employee Stock Incentive Plan)                                             341

11.1 Statements regarding Computation of Earnings per Share                355

12.1 Schedule of Computation of Ratio of Earnings to Fixed
Charges                                                                    356


27.1 Article 5 Financial Data Schedule (EDGAR Filing Only).                ---

99.1 Press Release of the Company (incorporated by reference
to Exhibit 99.1 to the Company's Form 8-K, dated June 25, 1997)            ---


B. Reports on Form 8-K

On April 3, 1997, Essex filed a Current Report on Form 8-K, regarding its sale of 2,000,000 shares of Common Stock pursuant to its shelf registration statement.

On June 25, 1997, Essex filed a current report on Form 8-K, regarding its sale of 800,000 shares of preferred stock to Tiger/Westbrook.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ESSEX PROPERTY TRUST, INC.



/s/ Mark J. Mikl
--- ------------
Mark J. Mikl,  Controller  (Authorized Officer
and Principal Accounting Officer)


August 13, 1997
---------------
Date

           FIRST AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                          WESTERN-HIGHRIDGE INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP


         THIS FIRST AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP is made and entered into as of the 1st day of January, 1997, by and among the undersigned parties.

                              W I T N E S S E T H:

         WHEREAS, pursuant to that certain Agreement of Limited Partnership entered into as of March 1, 1985, as amended (the "Original Agreement"), the parties to the Original Agreement formed Western-Highridge Investors, a California limited partnership (the "Partnership"), pursuant to the California Revised Limited Partnership Act as set forth in Title 2, Chapter 3 of the California Corporations Code, subject to the terms and conditions of the Original Agreement; and

         WHEREAS, the parties, hereto, constituting all of the partners in the Partnership, hereby desire to amend, restate and supersede the Original Agreement in its entirety, pursuant to the terms and conditions hereof.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereto, intending legally to be bound, hereby amend, restate and supersede the Original Agreement, in its entirety, to provide as follows:


                                    ARTICLE I
                               Definitions; Etc.

                    1.1 DEFINITIONS. Except as otherwise herein expressly provided, the following terms and phrases shall have the meanings set forth below: "Accountants" shall mean the firm or firms of independent certified public accountants selected by the General Partner on behalf of the Partnership.

                    "ACQUISITION  COST"  shall  have the  meaning  set  forth in
               Section 4.1 hereof.

                    "ACT" shall mean the California Revised Limited  Partnership
               Act, California Corporations Code Sections 15611, et seq., as the same may hereafter be amended from time to time. "Additional Interests" shall have the meaning set forth in Section 9.3 hereof.

                    "ADDITIONAL  PARTNER"  shall have the  meaning  set forth in
               Section 9.3 hereof.

                    "ADJUSTED  CAPITAL ACCOUNT DEFICIT" shall mean, with respect to any Limited Partner, the deficit balance, if any, in such Partner's Capital Account as of the end of any relevant fiscal year and after giving effect to the following adjustments:

(a) credit to such Capital Account any amounts which such Partner is obligated or treated as obligated to restore with respect to any deficit balance in such Capital Account pursuant to Section 1.704-1(b)(2)(ii)(c) of the Regulations, or is deemed to be obligated to restore with respect to any deficit balance pursuant to the penultimate sentences of Sections 1.704-2(g)(1) and 1.704-2(i)(5) of the Regulations; and

(b)debit   to  such   Capital   Account   the  items   described   in   Sections
1.704-1(b)(2)(ii)(d)(4), (5) and (6) of the Regulations.

The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the requirements of the alternate test for economic effect contained in Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

                    "ADJUSTMENT  DATE"  shall  have  the  meaning  set  forth in
               Section 4.3(a)(ii) hereof.

                    "ADJUSTMENT  FACTOR" means 1.0; provided,  however,  that in the event that:

(a)Essex (as hereinafter defined) (i) declares or pays a dividend on the outstanding REIT Shares (as hereinafter defined) in REIT Shares or makes a distribution to all holders of its outstanding REIT Shares in REIT Shares, (ii) splits or subdivides its outstanding REIT Shares or (iii) effects a reverse stock split or otherwise combines its outstanding REIT Shares into a smaller number of REIT Shares, the Adjustment Factor shall be adjusted by multiplying the Adjustment Factor previously in effect by a fraction, (1) the numerator of which shall be the number of REIT Shares issued and outstanding on the record date for such dividend, distribution, split, subdivision, reverse split or combination (assuming for such purposes that such dividend, distribution, split, subdivision, reverse split or combination has occurred as of such time) and (2) the denominator of which shall be the actual number of REIT Shares (determined without the above assumption) issued and outstanding on the record date for such dividend, distribution, split, subdivision, reverse split or combination;

(b)Essex distributes any rights, options or warrants to all holders of its REIT Shares to subscribe for or to purchase or to otherwise acquire REIT Shares (or other securities or rights convertible into, exchangeable for or exercisable for REIT Shares) at a price per share less than the Value of a REIT Share on the record date for such distribution (each a "Distributed Right"), then the Adjustment Factor shall be adjusted by multiplying the Adjustment Factor previously in effect by a fraction, (i) the numerator of which shall be the number of REIT Shares issued and outstanding on the record date plus the maximum number of REIT Shares purchasable under such Distributed Rights, and (ii) the denominator of which shall be the number of REIT Shares issued and outstanding on the record date plus a fraction, (1) the numerator of which is the maximum number of REIT Shares purchasable under such Distributed Rights times the minimum purchase price per REIT Share under such Distributed Rights, and (2) the denominator of which is the Value of a REIT Share as of the record date;

provided, however, that, if any such Distributed Rights expire or become no longer exercisable, then the Adjustment Factor shall be adjusted, effective retroactive to the date of distribution of the Distributed Rights, to reflect a reduced maximum number of REIT Shares or any change in the minimum purchase price for the purposes of the above fractions; or

(c) Essex shall, by dividend or otherwise, distribute to all holders of outstanding REIT Shares evidences of its indebtedness or assets (including securities, but excluding any dividend or distribution referred to in subsection
(a) above), which evidences of indebtedness or assets relate to assets not received by Essex pursuant to a pro rata distribution by the Partnership, then the Adjustment Factor shall be adjusted to equal the amount determined by multiplying the Adjustment Factor in effect immediately prior to the close of business on the date fixed for determination of shareholders entitled to receive such distribution by a fraction, (i) the numerator shall be the Value on the date fixed for such determination and (ii) the denominator shall be the Value on the dated fixed for such determination less the then fair market value (as determined by Essex, whose determination shall be conclusive) of the portion of the evidences of indebtedness or assets so distributed applicable to one REIT Share.

Any adjustments to the Adjustment Factor shall become effective immediately after the effective date of such event, retroactive to the record date, if any, for such event; provided, however, that any Limited Partner may waive, by written notice to the General Partner, the effect of any adjustment which results in an increase (but not a decrease) to the Adjustment Factor applicable to the Partnership Units held by such Limited Partner, and, thereafter, such adjustment will not be effective as to such Partnership Units. For illustrative purposes only, examples of adjustments to the Adjustment Factor are set forth on Exhibit B attached hereto.

                    "ADMINISTRATIVE  EXPENSES" shall mean (i) all administrative and operating costs and expenses incurred by the Partnership, and
               (ii) those administrative costs and expenses of the General Partner and the Special Limited Partner, including salaries paid to officers of the General Partner and the Special Limited Partner, and accounting and legal expenses undertaken by the General Partner and the Special Limited Partner on behalf or for the benefit of the Partnership.

                    "AFFILIATE"  shall mean,  with respect to any Partner (or as to any other person the affiliates of whom are relevant for purposes of any of the provisions of this Agreement), (i) any member of the Immediate Family of such Partner; (ii) any trustee or beneficiary of a Partner; (iii) any legal representative, successor, or assignee of any Person referred to in the preceding clauses (i) and (ii); (iv) any trustee for the benefit of any Person referred to in the preceding clauses (i) through (iii); or
               (v) any Entity which directly or indirectly through one or more intermediaries, Controls, is Controlled by, or is under common Control with, any Person referred to in the preceding clauses (i) through (iv).

                    "AGREEMENT"  shall  mean this  First  Amended  and  Restated
               Agreement of Limited Partnership, as originally executed and as amended, modified, supplemented or restated from time to time, as the context requires.

                    "APPLICABLE PERCENTAGE" has the meaning set forth in Section
               11.1(b) hereof.

                    "ARBITRATION  RULES"  shall  have the  meaning  set forth in
               Section 12.1 hereof.

                    "ASSIGNEE"   shall  mean  a  Person  to  whom  one  or  more
               Partnership Units have been Transferred in a manner permitted under this Agreement, but who has not become a Substituted Limited Partner.

                    "AVAILABLE  CASH"  shall  mean,  with  respect to any fiscal period of the Partnership, the excess, if any, of "Receipts" over "Expenditures." For purposes hereof, the term "Receipts" means the sum of all cash receipts of the Partnership from all sources for such period, (x) including (i) Net Sale Proceeds and Net Financing Proceeds and (ii) any amounts held as reserves as of the last day of such period which the General Partner reasonably deems to be in excess of necessary reserves as determined below, and (y) excluding Capital Contributions. The term "Expenditures" means the sum of (a) all cash expenses of the Partnership for such period, (b) the amount of all payments of principal and interest on account of any indebtedness of the Partnership including payments of principal and interest on account of Partner Loans, or amounts due on such indebtedness during such period, (c) any amount distributed or paid in redemption of Partnership Units pursuant to Article XI hereof, including, without limitation, any Cash Amount paid, and (d) such additional cash reserves as of the last day of such period as the General Partner deems necessary for any capital or operating expenditure permitted hereunder, but excluding all amounts payable under the clauses (a), (b), (c) and (d) above with the proceeds of Capital Contributions, as determined by the General Partner.

                    "BANKRUPTCY"  shall mean,  with respect to any Partner,  (i)
               the commencement by such Partner of any proceeding seeking relief under any provision or chapter of the federal Bankruptcy Code or any other federal or state law relating to insolvency, bankruptcy or reorganization, (ii) an adjudication that such Partner is insolvent or bankrupt; (iii) the entry of an order for relief under the federal Bankruptcy Code with respect to such Partner,
               (iv) the filing of any such petition or the commencement of any such case or proceeding against such Partner, unless such petition and the case or proceeding initiated thereby are dismissed within ninety (90) days from the date of such filing,
               (v) the filing of an answer by such Partner admitting the allegations of any such petition, (vi) the appointment of a trustee, receiver or custodian for all or substantially all of the assets of such Partner unless such appointment is vacated or dismissed within ninety (90) days from the date of such appointment but not less than five (5) days before the proposed sale of any assets of such Partner, (vii) the insolvency of such Partner or the execution by such Partner of a general assignment for the benefit of creditors, (viii) the failure of such Partner to pay its debts as they mature, (ix) the levy, attachment, execution or other seizure of all or substantially all of the assets of such Partner where such seizure is not discharged within thirty (30) days thereafter, or (x) the admission by such Partner in writing of its inability to pay its debts as they mature or that it is generally not paying its debts as they become due.

                    "CAPITAL  ACCOUNT" shall mean,  with respect to any Partner, the separate "book" account which the Partnership shall establish and maintain for such Partner in accordance with Section 704(b) of the Code and Section 1.704-1(b)(2)(iv) of the Regulations and such other provisions of Section 1.704-1(b) of the Regulations that must be complied with in order for the Capital Accounts to be determined in accordance with the provisions of said Regulations. In furtherance of the foregoing, the Capital Accounts shall be maintained in compliance with Section 1.704-1(b)(2)(iv) of the Regulations; and the provisions hereof shall be interpreted and applied in a manner consistent therewith. In the event that any Partnership Interest is transferred in accordance with the terms of this Agreement, the Capital Account, at the time of the transfer, of the transferor attributable to the transferred interest shall carry over to the transferee.

                    "CAPITAL  CONTRIBUTION"  shall  mean,  with  respect  to any
               Partner, the amount of money and the initial Gross Asset Value of any property other than money contributed by such Partner to the Partnership pursuant to the terms of this Agreement (net of liabilities secured by such property that the Partnership is considered to assume or take subject to under Section 752 of the
               Code). Gross Asset Value shall be calculated as provided herein.

                    "CASH  AMOUNT" means (1) the lesser of (A) an amount of cash equal to the product of (i) the product of (a) the Value of a REIT Share and (b) the REIT Shares Amount determined as of the applicable Valuation Date, and (ii) 0.98, or (B) in the case of a Declination followed by a Public Offering Funding, the Public
               Offering Funding Amount, plus (2) all accrued but unpaid distributions, if any, with respect to the Tendered Units, pursuant to Section 6.2(b).

                    "CERTIFICATE"   shall  mean  the   Certificate   of  Limited
               Partnership establishing the Partnership, as filed with the office of the California Secretary of State, as the same has been amended and may be amended from time to time in accordance with the terms of the Original Agreement, this Agreement and the Act.

                    "CHARTER" means the Articles of Amendment and Restatement of
               Essex filed with the Maryland State Department of Assessments and Taxation on July 5, 1995, as amended, supplemented or restated from time to time.

                    "CODE"  shall mean the  Internal  Revenue  Code of 1986,  as amended from time to time.

                    "CONSENT OF THE LIMITED  PARTNERS" means the written consent of a Majority-In-Interest of the Limited Partners, which Consent shall be obtained prior to the taking of any action for which it is required by this Agreement and may be given or withheld by a Majority-In-Interest of the Limited Partners, unless otherwise expressly provided herein, in their sole and absolute discretion.

                    "CONTRIBUTED  FUNDS"  shall  have the  meaning  set forth in
               Section 4.3(a)(ii) hereof.

                    "CONTRIBUTED  PROPERTY"  shall have the meaning set forth in
               Section 4.1 hereof.

                    "CONTROL"  shall mean the ability,  whether by the direct or indirect ownership of shares or other equity interests, by contract or otherwise, to elect a majority of the directors of a corporation, to select the managing partner of a partnership, or otherwise to select, or have the power to remove and then select, a majority of those persons exercising governing authority over an Entity. In the case of a limited partnership, the sole general partner, all of the general partners to the extent each has equal management control and authority, or the managing general partner or managing general partners thereof shall be deemed to have control of such partnership and, in the case of a trust, any trustee thereof or any Person having the right to select any such trustee shall be deemed to have control of such trust.

                    "CONTROLLED  ENTITY" shall mean, with respect to any Limited
               Partner or Person, any Entity which directly or indirectly Controls, is Controlled by, or is under common Control with, such Limited Partner or Person.

                    "CURRENT GENERAL  PARTNERS" shall have the meaning set forth in Section 2.7 hereof.

                    "CUT-OFF DATE" means the tenth (10th) business day after the
               General Partner's receipt of a Notice of Redemption.

                    "DECLINATION"  has the meaning set forth in Section  11.1(d)
               hereof.

                    "DEMAND  NOTICE" shall have the meaning set forth in Section
               12.2 hereof.

                    "DEPRECIATION"  shall mean, with respect to any asset of the
               Partnership for any fiscal year or other period, the depreciation, depletion or amortization, as the case may be, allowed or allowable for Federal income tax purposes in respect of such asset for such fiscal year or other period; provided, however, that if there is a difference between the Gross Asset Value and the adjusted tax basis of such asset, Depreciation shall mean "book depreciation, depletion or amortization" as determined under Section 1.704-1(b)(2)(iv)(g)(3) of the Regulations.

                    "DISTRIBUTED  RIGHT"  has  the  meaning  set  forth  in  the definition of "Adjustment Factor."

                    "ENTITY"  shall  mean  any  general   partnership,   limited
               partnership, limited liability partnership, limited liability company, corporation, joint venture, trust, business trust, cooperative or association.

                    "ERISA" shall mean the Employee  Retirement  Income Security
               Act of 1974, as amended from time to time (or any corresponding provisions of succeeding laws).

                    "ESSEX" shall mean Essex  Property  Trust,  Inc., a Maryland corporation, the general partner of the Special Limited Partner.

                    "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

                    "EXPENDITURES"  shall  have  the  meaning  set  forth in the definition of Available Cash.

                    "FISCAL YEAR" shall mean the fiscal year of the Partnership, which shall be the calendar year.

                    "FUNDING  DATE" shall mean the date on which (i) the General
               Partner or the Special  Limited  Partner makes a Partner Loan, or
               (ii) the  Partnership  receives  Contributed  Funds  pursuant  to
               Section 4.3(a)(ii) hereof.

                    "FUNDING  LOAN  PROCEEDS"  shall mean the net cash  proceeds received by the General Partner or the Special Limited Partner, as applicable, in connection with any Funding Loan, after deduction of all costs and expenses incurred by the General Partner or the Special Limited Partner, as applicable, in connection with such Funding Loan.

                    "FUNDING LOAN(S)" shall mean any borrowing or refinancing of borrowings by or on behalf of the General Partner or the Special Limited Partner, as applicable, from any Person (including, without limitation, the General Partner and the Special Limited Partner) for the purpose of advancing the Funding Loan Proceeds to the Partnership as a loan pursuant to Section 4.3(a)(i) hereof.

                    "GENERAL PARTNER" shall mean Essex Management Corporation, a
               California corporation, its duly admitted successors and assigns and any other Person who is a general partner of the Partnership at the time of reference thereto.

                    "GROSS ASSET VALUE" shall mean, with respect to any asset of the Partnership, such asset's adjusted basis for Federal income tax purposes, except as follows:

(a)the Gross Asset Value of any asset contributed to the Partnership by a Partner shall be the gross fair market value of such asset as determined by the General Partner, in its reasonable discretion, provided that the General Partner's determination of the gross fair market value of any asset pursuant to this paragraph (a) shall be deemed reasonable unless contested by the contributing Partner (i) within sixty (60) days after such determination, with respect to contributions by existing Partners, or (ii) prior to the contributing Partner's execution of any document admitting such Partner as a Partner in the Partnership, with respect to new Partners;

(b)if the General Partner reasonably determines that an adjustment is necessary or appropriate to reflect the relative economic interests of the Partners, the Gross Asset Values of all Partnership assets shall be adjusted to equal their respective gross fair market values, as reasonably determined by the General Partner, as of the following times:

(i)a Capital Contribution (other than a de minimis Capital Contribution) to the Partnership by the General Partner or a new or existing Limited Partner as consideration for a Partnership Interest;

(ii)the distribution by the Partnership to a Partner of more than a de minimis amount of Partnership property as consideration for the redemption of a Partnership Interest;

(iii)the   liquidation  of  the  Partnership   within  the  meaning  of  Section
1.704-1(b)(2)(ii)(g) of the Regulations; and

(iv)at such other times as the General Partner shall reasonably determine necessary or advisable in order to comply with Regulations Sections 1.704-1(b) and 1.704-2.

(c)the Gross Asset Values of Partnership assets distributed to any Partner shall be the gross fair market values of such assets (taking Section 7701(g) of the Code into account) as determined by the General Partner, in its reasonable discretion, as of the date of distribution, provided that the General Partner's determination of the gross fair market value of any asset pursuant to this paragraph (c) shall be deemed reasonable unless contested within sixty (60) days after such distribution; and

(d)the Gross Asset Values of Partnership assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Section 734(b) or 743(b) of the Code, but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Section 1.704-1(b)(2)(iv)(m) of the Regulations (see attached Exhibit E); provided, however, that Gross Asset Values shall not be adjusted pursuant to this paragraph to the extent that the General Partner reasonably determines that an adjustment pursuant to paragraph (b) above is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this paragraph (d).

At all times, Gross Asset Values shall be adjusted by any Depreciation taken into account with respect to the Partnership's assets for purposes of computing Net Income and Net Loss. Any adjustment to the Gross Asset Values of Partnership property shall require an adjustment to the Partners' Capital Accounts; as for the manner in which such adjustments are allocated to the Capital Accounts, see paragraph (c) of the definition of Net Income and Net Loss in the case of adjustment by Depreciation, and paragraph (e) of said definition in all other cases.

                    "IMMEDIATE  FAMILY  MEMBER" shall mean,  with respect to any
               Person that is an individual, such Person's spouse, parents, parents-in-law, aunts, uncles, descendants, nephews, nieces, brothers, sisters, brothers-in-law, sisters-in-law and children-in-law, provided that the General Partner has been (a) notified of such individual and (b) provided with any and all documentation reasonably requested by the General Partner to verify that such individual is an Immediate Family Member.

                    "LIEN" shall mean any liens, security interests,  mortgages, deeds of trust, charges, claims, encumbrances, pledges, options, rights of first offer or first refusal and any other rights or interests of others of any kind or nature, actual or contingent, or other similar encumbrances of any nature whatsoever.

                    "LIMITED  PARTNERS"  shall mean the Special  Limited Partner and those Persons listed under the heading "Limited Partners" on the signature page hereto in their respective capacities as limited partners of the Partnership or any Person who, at the time of reference thereto, is a limited partner of the

               Partnership (including, without limitation, all Additional Partners and Substituted Limited Partners); provided, however, that "Limited Partners" does not include any Assignee or any unpermitted transferee of a Limited Partner's Partnership Units.

                    "LIQUIDATING  EVENT"  shall  have the  meaning  set forth in
               Section 8.1 hereof.

                    "LIQUIDATING  TRUSTEE" shall mean such  individual or Entity as is selected as the Liquidating Trustee hereunder by the General Partner (or, in the event that there is no remaining General Partner, an individual or Entity elected by a Majority-in-Interest of the Limited Partners), which individual or Entity may include an Affiliate of the General Partner, provided such Liquidating Trustee agrees in writing to be bound by the terms of this Agreement. The Liquidating Trustee shall be empowered to give and receive notices, reports and payments in connection with the dissolution, liquidation and/or winding-up of the Partnership and shall hold and exercise such other rights and powers as are necessary or required to permit all parties to deal with the Liquidating Trustee in connection with the dissolution, liquidation and/or winding-up of the Partnership.

                    "MAJOR  DECISIONS"  shall  have  the  meaning  set  forth in
               Section 7.3 hereof.

                    "MAJORITY-IN-INTEREST  OF THE LIMITED  PARTNERS"  shall mean
               Limited Partner(s) (other than the Special Limited Partner) who hold in the aggregate more than fifty percent (50%) of the aggregate Partnership Units of all Limited Partners (other than the Special Limited Partner).

                    "MINIMUM  GAIN  ATTRIBUTABLE  TO PARTNER  NONRECOURSE  DEBT"
               shall mean "partner nonrecourse debt minimum gain" as determined in accordance with Regulation Section 1.704-2(i)(2).

                    "NET  FINANCING  PROCEEDS"  shall  mean  the  cash  proceeds received by the Partnership in connection with any borrowing or refinancing of borrowing by or on behalf of the Partnership (whether or not secured), after deduction of all costs and expenses incurred by the Partnership in connection with such borrowing, and after deduction of that portion of such proceeds used to repay any other indebtedness of the Partnership, or any interest or premium thereon.

                    "NET INCOME OR NET LOSS" shall mean, for each fiscal year or other applicable period, an amount equal to the Partnership's net income or loss for such year or period as determined for federal income tax purposes by the Accountants, determined in accordance with Section 703(a) of the Code (for this purpose, all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) of the Code shall be included in taxable income or loss), with the following adjustments: (a) by including as an item of gross income any tax-exempt income received by the Partnership; (b) by treating as a deductible expense any expenditure of the Partnership described in Section 705(a)(2)(B) of the Code (including amounts paid or incurred to organize the Partnership (unless an election is made pursuant to Code Section 709(b)) or to promote the sale of interests in the Partnership and by treating deductions for any losses incurred in connection with the sale or exchange of Partnership property disallowed pursuant to Section 267(a)(1) or Section 707(b) of the

               Code as  expenditures  described in Section  705(a)(2)(B)  of the
               Code); (c) in lieu of depreciation, depletion, amortization, and other recovery deductions taken into account in computing total income or loss, there shall be taken into account Depreciation;
               (d) gain or loss resulting from any disposition of Partnership property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of such property rather than its adjusted tax basis; and (e) in the event of an adjustment of the Gross Asset Value of any Partnership asset which requires that the Capital Accounts of the Partnership be adjusted pursuant to Regulation
               Section 1.704-1(b)(2)(v)(e), (f) and (m), the amount of such adjustment is to be taken into account as additional Net Income or Net Loss pursuant to attached Exhibit E.

                    "NET SALE PROCEEDS" means the cash proceeds  received by the
               Partnership in connection with a sale of any asset by or on behalf of the Partnership after deduction of any costs or expenses incurred by the Partnership, or payable specifically out of the proceeds of such sale (including, without limitation, any repayment of any indebtedness required to be repaid as a result of such sale or which the General Partner elects to repay out of the proceeds of such sale, together with accrued interest and premium, if any, thereon and any sales commissions or other costs and expenses due and payable to any Person in connection with a sale, including to a Partner or its Affiliates).

                    "NONRECOURSE DEDUCTIONS" shall have the meaning set forth in
               Sections 1.704-2(b)(1) and (c) of the Regulations.

                    "NONRECOURSE  LIABILITIES"  shall have the meaning set forth in Section 1.704-2(b)(3) of the Regulations.

                    "NOTICE  OF  REDEMPTION"  means  the  Notice  of  Redemption
               substantially   in  the  form  of  Exhibit  C  attached  to  this
               Agreement.

                    "ORIGINAL AGREEMENT" means that certain Agreement of Limited
               Partnership of the Partnership entered into as of March 1, 1985, as amended.

                    "PARTNER  LOAN"  shall have the meaning set forth in Section
               4.3(a)(i) hereof.

                    "PARTNER NONRECOURSE  DEDUCTIONS" shall have the meaning set forth in Section 1.704-2(i)(2) of the Regulations.

                    "PARTNERS"  shall  mean the  General  Partner,  the  Special
               Limited Partner and the other Limited Partners.

                    "PARTNERSHIP"  means the limited partnership formed pursuant to the Original Agreement, as the same is amended, restated and superseded hereby and as hereby constituted, as such limited partnership may from time to time in the future be constituted.

                    "PARTNERSHIP  INTEREST" shall mean the ownership interest of a Partner in the Partnership from time to time, including each Partner's Percentage Interest and such Partner's Capital Account.

               Wherever in this Agreement reference is made to a particular Partner's Partnership Interest, it shall be deemed to refer to such Partner's Percentage Interest and shall include the proportionate amount of such Partner's other interests in the Partnership which are attributable to or based upon the Partner's Partnership Interest.

                    "PARTNERSHIP  MINIMUM GAIN" shall have the meaning set forth in Section 1.704-2(b)(2) of the Regulations.

                    "PARTNERSHIP   RECORD  DATE"  shall  mean  the  record  date
               established by the General Partner for the distribution of Available Cash pursuant to Section 6.2 hereof, which record date shall generally be the same as the record date established by the General Partner for a distribution to its shareholders of some or all of its portion of such distribution.

                    "PARTNERSHIP UNIT" shall mean a fractional,  undivided share of the Partnership Interests of all Partners issued pursuant to the terms of this Agreement. The number of Partnership Units held by the Partners shall be as indicated on attached Exhibit A, as the same may be modified from time to time.

                    "PERCENTAGE  INTEREST"  shall  mean,  with  respect  to  any
               Partner, the undivided percentage ownership interest of such Partner in the Partnership, which interest shall be determined by dividing the number of Partnership Units owned by such Partner by the total number of Partnership Units outstanding.

                    "PERSON" shall mean any individual or Entity.

                    "PREFERRED RETURN PER UNIT" means

(a)as to a Limited Partner (other than the Special Limited Partner, except with respect to any Partnership Units contributed to the Special Limited Partner by Essex) or its Assignee (including, without limitation, Essex following the acquisition of Tendered Units pursuant to Section 11.1(b) hereof), the amount provided on Exhibit A with respect to each Partnership Unit held by such Limited Partner; or

(b)in the case of each additional Partnership Unit issued in exchange for additional Capital Contributions as provided in Section 4.3, the amount provided on Exhibit A with respect to the Partner to whom such Partnership Unit is issued.

The Preferred Return Per Unit, being determined with regard to the Partnership's income, shall not constitute a "guaranteed payment" under Code Section 707(c).

                    "PRIMARY  OFFERING  NOTICE"  has the  meaning  set  forth in
               Section 11.1(e)(iii) hereof.

                    "PROPERTY" OR  "PROPERTIES"  shall mean any real property in which the Partnership, directly or indirectly, acquires any ownership leasehold or other interest.

                    "PUBLIC  OFFERING  FUNDING"  has the  meaning  set  forth in
               Section 11.1(d)(ii) hereof.

                    "PUBLIC  OFFERING  FUNDING  AMOUNT"  means the dollar amount equal to (i) the product of (x) the number of Registrable Shares sold in a Public Offering Funding and (y) the public offering price per share of such Registrable Shares in such Public Offering Funding, less (ii) the aggregate underwriting discounts, and commissions and other expenses incurred by Essex in such Public Offering Funding.

                    "QUALIFIED  INDIVIDUAL"  shall have the meaning set forth in
               Section 12.2(b) hereof.

                    "QUALIFYING  PARTY" means (a) a Limited  Partner (other than the Special Limited Partner, an Additional Partner or a Substituted Limited Partner), (b) an Additional Partner or a Substituted Limited Partner (unless the terms of such Additional Partner's or such Substituted Limited Partner's admission to the Partnership otherwise provide), or (c) an Immediate Family Member of a Qualifying Party, or a lending institution as the pledgee of a pledge of Partnership Interests, who is the transferee in a Transfer permitted by this Agreement.

                    "REDEMPTION"  has the meaning  set forth in Section  11.1(a)
               hereof.

                    "REGISTRABLE  SHARES"  has the  meaning set forth in Section
               11.1(d)(ii) hereof.

                    "REGISTRATION   RIGHTS   AGREEMENT"   means   that   certain
               Registration Rights Agreement dated as of even date herewith by and among Essex and, among others, the Limited Partners (other than the Special Limited Partner).

                    "REGULATIONS"  shall mean the final,  temporary  or proposed
               Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

                    "REGULATORY ALLOCATIONS" shall have the meaning set forth in attached Exhibit E.

                    "REIT" shall mean a real estate  investment trust as defined in Section 856 of the Code.

                    "REIT  REQUIREMENTS"  shall  have the  meaning  set forth in
               Section 6.2 hereof.

                    "REIT SHARE" shall mean one share of the common  stock,  par value $.0001 per share, of Essex Property Trust, Inc.

                    "REIT SHARES  AMOUNT" means a number of REIT Shares equal to the product of (a) the number of Tendered Units, (b) the Adjustment Factor and (c) the applicable Specific Adjustment Factor, if any, taking into account any applicable Specific Adjustment Limitations, if any; provided, however, that, in the event that Essex issues to all holders of REIT Shares as of a certain record date rights, options, warrants or convertible or exchangeable securities entitling Essex's shareholders to subscribe for or purchase REIT Shares, or any other securities or property (collectively, the "Rights"), with the record date for such Rights issuance falling within the period starting on the date of the Notice of Redemption and ending on the day immediately preceding the Specified Redemption Date, which Rights will not be distributed before the relevant Specified Redemption Date, then the REIT Shares Amount shall also include such Rights that a holder of that number of REIT Shares would be entitled to receive, expressed, where relevant hereunder, in a number of REIT Shares determined by the General Partner in good faith.

                    "RELATED PARTY" shall mean, with respect to any Person,  any other Person whose ownership of shares of Essex's capital stock would be attributed to the first such Person under Code Section 544 (as modified by Code Section 856(h)(1)(B)).

                    "REQUESTING  PARTY"  shall  have the  meaning  set  forth in
               Section 12.2(a) hereof.

                    "REQUIRED FUNDS" shall have the meaning set forth in Section
               4.3 hereof.

                    "RESPONDING  PARTY"  shall  have the  meaning  set  forth in
               Section 12.2(b) hereof.

                    "RIGHTS"  shall have the meaning set forth in the definition of "REIT Shares Amount."

                    "SEC" shall mean the United States  Securities  and Exchange
               Commission.

                    "SECTION  704(C) TAX ITEMS" shall have the meaning set forth in attached Exhibit E.

                    "SECURITIES  ACT" shall mean the  Securities Act of 1933, as amended.

                    "SINGLE FUNDING NOTICE" has the meaning set forth in Section
               11.1(d)(iii) hereof.

                    "SIX-MONTH  PERIOD" shall mean a 180-day period (or, as to a particular Qualifying Party, such shorter period as the General Partner may, in its sole and absolute discretion, agree to in writing) ending on the 180th day after (i) the date hereof, with respect to Limited Partners of the Partnership as of the date hereof (other than the Special Limited Partner), and (ii) with respect to Persons becoming Qualifying Parties subsequent to the date hereof, either (x) the admission of such Qualifying Party as a Limited Partner in the Partnership or (y) the Transfer of Partnership Units to such Qualifying Party, and on each 180th day thereafter (or, in the case of a period shorter than 180 days, such other period as may be agreed to by the General Partner in writing).

                    "SPECIAL LIMITED PARTNER" shall mean Essex Portfolio,  L.P., a California limited partnership, its duly admitted successors and assigns.

                    "SPECIFIC  ADJUSTMENT FACTOR" means, as to a Limited Partner or its Assignee, the amount specified as such on Exhibit A with respect to such Limited Partner; provided, however, that, if no such amount is specified on Exhibit A, the Specific Adjustment Factor shall be 1.0. The Specific Adjustment Factor need not be the same for each Limited Partner and Assignee.

                    "SPECIFIC  ADJUSTMENT  LIMITATIONS"  means,  as to a Limited
               Partner or its Assignee, the limitations and restrictions, if any, specified as such on Exhibit A with respect to such Limited Partner. The Specific Adjustment Limitations need not be the same for each Limited Partner and Assignee.

                    "SPECIFIED  REDEMPTION  DATE"  means  the  later  of (a) the eleventh (11th) business day after the receipt by the General Partner of a Notice of Redemption (or in the case of a purchase by Essex pursuant to Section 11.1(b) hereof, the thirtieth (30th) day after such receipt), or (b) in the case of a Declination followed by a Public Offering Funding, the business day next following the date of the closing of the Public Offering Funding; provided, however, that the Specified Redemption Date, as well as the closing of a Redemption, or an acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, on any Specified Redemption Date, may be deferred, in the General Partner's sole and absolute discretion, for such time (but in any event not more than one hundred eighty (180) days in the aggregate) as may reasonably be required to effect, as applicable, (i) any necessary funding arrangements, (ii) compliance with the Securities Act or other law (including, but not limited to, (a) state "blue sky" or other securities laws and (b) the expiration or termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (iii) compliance with any and all requirements set forth in the Charter relating to such transaction, and (iv) satisfaction or waiver of other commercially reasonable and customary closing conditions and requirements for a transaction of such nature.

                    "SUBSTITUTED  LIMITED  PARTNER"  shall  mean a  "substituted limited partner" as such term is defined in Section 15519 of the Act.

                    "TAX  ITEMS"  shall have the  meaning  set forth in attached
               Exhibit E.

                    "TENDERED  UNITS"  has the  meaning  set  forth  in  Section
               11.1(a) hereof.

                    "TENDERING  PARTY"  has the  meaning  set  forth in  Section
               11.1(a) hereof.

                    "THIRD  ARBITRATOR"  shall  have the  meaning  set  forth in
               Section 12.2 hereof.

                    "TRADING  DAY"  shall  mean a day  on  which  the  principal national securities exchange on which the Common Stock is listed or admitted to trading is open for the transaction of business or, if the Common Stock is not listed or admitted to trading on any national securities exchange, shall mean any day other than a Saturday, a Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

                    "TRANSFER,"  when used with respect to a Partnership Unit or all or any portion of a Partnership Interest, means any sale, assignment, bequest, conveyance, devise, gift (outright or in trust), pledge, encumbrance, hypothecation, mortgage, exchange, transfer or other disposition or act of alienation, whether voluntary or involuntary or by operation of law; provided, however, that, when the term is used in Article IX hereof, Transfer does not include (a) any Redemption of Partnership Units by the Partnership, or acquisition of Tendered Units from the Limited Partners by Essex, pursuant to Section 11.1 hereof or (b) any redemption of Partnership Units pursuant to Section 11.2 or
               Section 11.3 hereof. The terms "Transferred" and "Transferring" have correlative meanings.

                    "UNAUDITED   FINANCIAL   STATEMENTS"  shall  mean  unaudited
               financial statements (balance sheet, statement of income, statement of partners' equity and statement of cash flows) prepared with respect to the Partnership's operations.

                    "UNITHOLDER"  means the General  Partner or any other holder of Partnership Units.

                    "VALUATION  DATE"  means  (a) in the  case  of a  tender  of
               Partnership Units for Redemption, two (2) business days after the date of receipt by the General Partner of a Notice of Redemption,
               (b) for the purposes of the Registration Rights Agreement, the date of delivery of a request under Section 2(a) thereof, or (c) in any other case, the date specified in this Agreement.

                    "VALUE" means, on any Valuation Date with respect to one (1)
               REIT Share, the market price of such REIT Share on such Valuation Date (or if such Valuation Date is not a Trading Day, the immediately preceding Trading Day). The market price for any such Valuation Date shall be:

(1)if the REIT Shares are listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System, the closing price, regular way, on such day, or if no such sale takes place on such day, the average of the closing bid and asked prices on such day, in either case as reported in the principal consolidated transaction reporting system,

(2)if the REIT Shares are not listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System, the last reported sale price on such day or, if no sale takes place on such day, the average of the closing bid and asked prices on such day, as reported by a reliable quotation source designated by the General Partner, or

(3)if the REIT Shares are not listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System and no such last reported sale price or closing bid and asked prices are available, the average of the reported high bid and low asked prices on such day, as reported by a reliable quotation source designated by the General Partner, or if there shall be no bid and asked prices on such day, the average of the high bid and low asked prices, as so reported, on the most recent day (not more than ten (10) days prior to the date in question) for which prices have been so reported; provided, however, that, if there are no bid and asked prices reported during the ten (10) days prior to the date in question, the Value of the REIT Shares shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. In the event that the REIT Shares Amount includes Rights that a holder of REIT Shares would be entitled to receive, then the Value of such Rights shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.

1.2 EXHIBIT, ETC. References to "Exhibit" or to a "Schedule" are, unless otherwise specified, to one of the Exhibits or Schedules attached to this Agreement, and references to an "Article" or a "Section" are, unless otherwise specified, to one of the Articles or Sections of this Agreement. Each Exhibit and Schedule attached hereto and referred to herein is hereby incorporated herein by reference.

                                   ARTICLE II


                                  Organization

2.1 CONTINUATION OF PARTNERSHIP. The parties hereto do hereby continue the Partnership, provided that, from and after the date hereof, the Partnership shall be subject to the provisions of the Act, and all other pertinent laws of the State of California, subject to the terms and conditions hereinafter set forth. The Partners agree that the rights and liabilities of the Partners shall be as provided in the Act except as otherwise herein expressly provided. Promptly upon the execution and delivery hereof, the General Partner shall execute an amendment to the Certificate and file it with the Office of the Secretary of State of the State of California. A certified copy of the amendment to the Certificate shall be filed for record in each county in which the Partnership shall own real property or an interest therein, and the General Partner shall cause such other notice, instrument, document or certificate as may be required by applicable law, and which may be necessary to enable the Partnership to conduct its business and to own the Properties under the Partnership name, to be filed or recorded in all appropriate public offices. The General Partner shall execute and file with the Office of the Secretary of State of the State of California any further amendments to the Certificate required by law. A certified copy of each such amendment shall be filed by the General Partner for record in each county in which a copy of the Certificate has been filed for record.

2.2 NAME. The business of the Partnership shall be conducted under the name of "Western-Highridge Investors, a California limited partnership", or such other name as the General Partner may select, and all transactions of the Partnership, to the extent permitted by applicable law, shall be carried on and completed in such name.

2.3 CHARACTER  OF  THE  BUSINESS.  The  purpose  of  the
Partnership shall be to acquire, hold, own, develop, construct, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with Properties and ownership interests therein; to acquire, hold, own, develop, construct, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with real and personal property of all kinds, whether owned by the Partnership or otherwise; and to undertake such other activities as may be necessary, advisable, desirable or convenient to the business of the Partnership, and to engage in such other ancillary activities as shall be necessary or desirable to effectuate the foregoing purposes. The Partnership shall have all powers necessary or desirable to accomplish the purposes enumerated. In connection with the foregoing, but subject to all of the terms, covenants, conditions and limitations contained in this Agreement and any other agreement entered into by the Partnership, the Partnership shall have full power and authority, directly or indirectly, to enter into, perform and carry out contracts of any kind, to borrow money and to issue evidences of indebtedness, whether or not secured by mortgage, trust deed, pledge or other lien, and, directly or indirectly, to acquire and construct additional Properties necessary or useful in connection with its business, and to lend money secured by additional Properties and other real and personal property.

2.4 PARTNERSHIP ONLY FOR PURPOSES SPECIFIED. The Partnership shall be a limited partnership only for the purposes specified in Section 2.3 hereof, and this Agreement shall not be deemed to create a company, venture or partnership between or among the Partners with respect to any activities whatsoever other than the activities within the purposes of the Partnership as specified in
Section 2.3 hereof. Except as otherwise provided in this Agreement, no Partner shall have any authority to act for, bind, commit or assume any obligation or responsibility on behalf of the Partnership, its properties or any other Partner. No Partner, in its capacity as a Partner under this Agreement, shall be responsible or liable for any indebtedness or obligation of another Partner, nor shall the Partnership be responsible or liable for any indebtedness or obligation of any Partner, incurred either before or after the execution and delivery of this Agreement by such Partner, except as to those responsibilities, liabilities, indebtedness or obligations incurred pursuant to and as limited by the terms of this Agreement and the Act.

2.5 LOCATION OF THE PRINCIPAL PLACE OF BUSINESS. The location of the principal place of business of the Partnership shall be at 777 California Avenue, Palo Alto, California 94304, or such other location as shall be selected from time to time by the General Partner in its sole discretion.

2.6 AGENT FOR SERVICE OF PROCESS. The Partnership hereby appoints Jordan Ritter, Esq., whose address is 777 California Avenue, Palo Alto, California 94304, as its agent for service of process. Such agent may be changed from time to time by the General Partner in its sole discretion by filing an amendment to the Certificate.

2.7 ADMISSION OF NEW GENERAL PARTNER; REMOVAL OF EXISTING GENERAL PARTNERS. Effective the date hereof, the General Partner is hereby admitted as a general partner of the Partnership. Immediately thereafter, the general partners of the Partnership pursuant to the Original Agreement, Donald V. Baptist and James Fuqua (collectively, the "Current General Partners"), are hereby converted to limited partners and their interests in the partnership are hereby converted to Limited Partner Partnership Interests. Effective immediately thereafter, the sole general partner of the Partnership shall be the General Partner.

2.8 CERTIFICATES OF OWNERSHIP. In the sole discretion of the General Partner, each Partner's Partnership Units may be evidenced by one or more registered certificates of ownership, which certificates, if issued, shall be executed by the General Partner. Such certificates shall contain a legend evidencing the restrictions on transfer of the Partnership Interests, which legend shall be substantially similar to the legend contained on the cover page of this Agreement.

                                   ARTICLE III

                                      Term

3.1 COMMENCEMENT. The Partnership commenced on March 1, 1985.

3.2 TERMINATION. The Partnership shall continue until December 31, 2097, unless it is dissolved and wound up sooner pursuant to the provisions of Article VIII hereof or otherwise as provided by law.


                                   ARTICLE IV


                            Contributions to Capital

4.1 GENERAL PARTNER AND SPECIAL LIMITED PARTNER CAPITAL CONTRIBUTIONS. Each of the General Partner and the Special Limited Partner has contributed to the Partnership, as its initial contribution to the capital of the Partnership, the sum of Thirteen Thousand Four Hundred Twenty and 76/100 Dollars ($13,420.76). The gross fair market value of any property in the future contributed by the General Partner or the Special Limited Partner to the Partnership ("Contributed Property"), other than money, shall be the Acquisition Cost of such Contributed Property. For purposes hereof, the "Acquisition Cost" of Contributed Property shall be the amount of such consideration, as reasonably determined by the General Partner plus, in either case, any costs and expenses incurred by the General Partner or the Special Limited Partner, as applicable, in connection with such acquisition or contribution; provided, however, that if the Contributed Property secures liabilities that the General Partner, the Special Limited Partner or the Partnership assumes or takes subject to and the consideration is not net of such liabilities, the Acquisition Cost shall be equal to such consideration less the amount of such liabilities, and provided further that if the General Partner or the Special Limited Partner, as applicable, has assumed such liabilities, the Partnership shall assume such liabilities of the General Partner or the Special Limited Partner, as applicable, concurrently with the contribution of such property to the Partnership or, if impossible, shall obligate itself to the General Partner or the Special Limited Partner, as applicable, in an amount and on terms equal to such liabilities.

4.2 LIMITED PARTNER CAPITAL CONTRIBUTIONS. Each of the Limited Partners (other than the Special Limited Partner) has contributed the cash or other assets in the amount set forth opposite such Limited Partner's name on Exhibit A.

4.3 ADDITIONAL FUNDS.

(a) If the Partnership requires funds ("Required Funds") for any proper Partnership purpose in excess of any other funds anticipated by the General Partner to be available to the Partnership (including through borrowings and prior Capital Contributions), the General Partner or the Special Limited Partner, as applicable, shall on the Funding Date, either:

(i) to the extent the General Partner or the Special Limited Partner borrows all or any portion of the Required Funds by entering into a Funding Loan, lend (the

"Partner Loan") to the Partnership the Funding Loan Proceeds on the same terms and conditions, including the effective interest rate, repayment schedule and costs and expenses, as shall be applicable with respect to or incurred in connection with the Funding Loan; or

(ii) the General Partner on behalf of the Partnership may, in its sole discretion, raise all or any portion of the Required Funds by making additional Capital Contributions and/or accepting additional Capital Contributions from any other Partners and/or other Persons in the amount of the Required Funds not loaned to the Partnership as General Partner Loans ("Contributed Funds") (hereinafter, each Funding Date on which the General Partner or such other Person so contributes Contributed Funds pursuant to this subparagraph (ii) is referred to as an "Adjustment Date"). In the event the General Partner, the Special Limited Partner, one or more of the other Limited Partners or other Persons advances Required Funds to the Partnership as Contributed Funds pursuant to this subparagraph (ii), the General Partner shall either (a) in the case of Partners (including the General Partner and the Special Limited Partner), increase such Partner's Partnership Units or (b) in the case of any other Person, admit such Person as an Additional Partner (in accordance with Section
9.3 hereof). Subject to the terms of this Section 4.3 and to the definition of "Gross Asset Value," the General Partner shall determine in good faith the amount, terms and conditions of such additional Capital Contributions; provided, however, that, in the case of an additional Capital Contribution by the General Partner or the Special Limited Partner, the Partnership shall issue to the General Partner or the Special Limited Partner, as applicable, the number of Partnership Units derived by dividing (1) the amount of the additional Capital Contribution (net of any liabilities assumed or taken subject to by the Partnership), by (2) the Value determined as of the date of such Capital Contribution. On the Adjustment Date with respect to any Contributed Funds, the Partnership Interests of the non-contributing Partners shall be equitably reduced.

(b) No Limited Partner (other than the Special Limited Partner) shall have any right under this Agreement to lend funds to the Partnership or to make additional capital contributions to the Partnership without the consent of the General Partner, in the General Partner's sole discretion.

(c) Notwithstanding anything contained herein to the contrary, the liability of the Limited Partners shall be limited to the aggregate amount of any Capital Contributions made by the Limited Partners pursuant to this Agreement. Except to the extent that additional Capital Contributions are unanimously approved by the Partners, the Limited Partners shall have no personal liability to contribute or lend money to, or in respect of, the liabilities or the obligations of the Partnership.

4.4 CONTRIBUTIONS OF PROPERTY. If at any time or from time to time the General Partner or the Special Limited Partner, as applicable, contributes to the Partnership any property other than money pursuant to the terms of this Agreement, the General Partner or the Special Limited Partner, as applicable, shall be deemed to have contributed to the Partnership as Contributed Funds pursuant to Section 4.3(a)(ii) hereof, including, for Capital Account purposes, an amount equal to the Acquisition Cost of such property as determined pursuant to Section 4.1 hereof, and the Percentage Interests of the Partners shall be redetermined in the manner provided in Section 4.3(a)(ii) hereof as of the date of such contribution.

4.5 NO THIRD PARTY BENEFICIARY. No creditor or other third party having dealings with the Partnership shall have the right to enforce the right or obligation of any Partner to make Capital Contributions or loans or to pursue any other right or remedy hereunder or at law or in equity, it being understood and agreed that the provisions of this Agreement shall be solely for the benefit of, and may be enforced solely by, the parties hereto and their respective successors and assigns. None of the rights or obligations of the Partners herein set forth to make Capital Contributions or loans to the Partnership shall be deemed an asset of the Partnership for any purpose by any creditor or other third party, nor may such rights or obligations be sold, transferred or assigned by the Partnership or pledged or encumbered by the Partnership to secure any debt or other obligation of the Partnership or of any of the Partners.

4.6 NO INTEREST; NO RETURN. No Partner shall be entitled to interest on its Capital Contribution or on such Partner's Capital Account. Except as provided herein or by law, no Partner shall have any right to demand or receive the return of its Capital Contribution from the Partnership.

                                    ARTICLE V

                             Concurrent Transactions

5.1 CONCURRENT TRANSACTIONS. Concurrently with the execution of this Agreement, the following events shall occur: the Partnership, the Limited Partners and/or the General Partner shall execute and deliver (and/or cause to be executed and delivered) such further instruments and undertake such further acts as may be necessary or desirable to carry out the intent and purposes of this Agreement and as are not inconsistent with the terms hereof.



                                   ARTICLE VI

                Allocations and Other Tax and Accounting Matters

6.1 ALLOCATIONS. The Net Income, Net Loss and/or other Partnership items shall be allocated pursuant to the provisions of attached Exhibit E.

6.2 DISTRIBUTIONS. The General Partner shall cause the Partnership to distribute all or a portion of Available Cash, as the General Partner in its sole discretion may determine, to the Unitholders from time to time as determined by the General Partner, but in any event not less frequently than quarterly, as follows:

(a) First, to the General Partner, one percent (1%) of the Available Cash available for distribution;

(b) Second, to each Unitholder, pari passu, an amount equal to the sum of (i) the product of (1) the Preferred Return Per Unit for such Unitholder (or its predecessor) for such quarter (or for such other period) and (2) the number of

Partnership Units held by such Unitholder as of the Partnership  Record Date and
(ii) any unpaid amounts previously distributable to such Unitholder (or its predecessor) under this Section 6.2(b); provided, however, that the amount distributable pursuant to clause (i) to any Additional Partner admitted to the Partnership in the quarter immediately preceding and ending with such Partnership Record Date shall be prorated based on the number of days that such Additional Partner was a Unitholder during such quarter; and

(c) Third, the balance, (i) ninety-nine percent (99%) to the Special Limited Partner and (ii) one percent (1%) to the Unitholders (including, without limitation, the General Partner, and the Special Limited Partner) in proportion to their Partnership Units as of the Partnership Record Date.

The General Partner in its sole and absolute discretion may distribute to the Unitholders Available Cash in accordance with the foregoing priorities on a more frequent basis and provide for an appropriate record date. The General Partner shall take such reasonable efforts, as determined by it in its sole and absolute discretion and consistent with Essex's qualification as a REIT, to cause the Partnership to distribute sufficient amounts to enable Essex, as the general partner of the Special Limited Partner, to pay shareholder dividends that will
(a) satisfy the requirements for Essex's continuing to qualify as a REIT under the Code and Regulations (the "REIT Requirements") and (b) avoid any federal income or excise tax liability of Essex.

6.3 WITHHOLDING. The General Partner may withhold taxes from any allocation or distribution to any Partner to the extent required by the Code or any other applicable law. For purposes of this Agreement, any taxes so withheld by the Partnership shall be deemed to be a distribution or payment to such Partner, reduce the amount otherwise distributable or allocable to such Partner pursuant to this Agreement and reduce the Capital Account of such Partner.

6.4 BOOKS OF ACCOUNT. At all times during the continuance of the Partnership, the General Partner shall maintain or cause to be maintained full, true, complete and correct books of account in accordance with generally accepted accounting principles wherein shall be entered particulars of all monies, goods or effects belonging to or owing to or by the Partnership, or paid, received, sold or purchased in the course of the Partnership's business, and all of such other transactions, matters and things relating to the business of the Partnership as are usually entered in books of account kept by persons engaged in a business of a like kind and character. In addition, the Partnership shall keep all records as required to be kept pursuant to the Act. The books and records of account shall be kept at the principal office of the Partnership, and each Partner shall at all reasonable times have access to such books and records and the right to inspect the same.

6.5 REPORTS. The General Partner shall cause to be submitted to the Limited Partners promptly upon preparation of the same and in no event later than April 1 of each year, copies of Unaudited Financial Statements prepared for the Partnership, together with the reports thereon, and all supplementary schedules and information. The Partnership shall also cause to be prepared such reports and/or information as are necessary for Essex to determine its qualification as a REIT and its compliance with REIT Requirements.

6.6 [Intentionally Omitted].

6.7 TAX ELECTIONS AND RETURNS. All elections required or permitted to be made by the Partnership under any applicable tax law shall be made by the General Partner in its sole discretion; provided, however, the General Partner shall file an election on behalf of the Partnership pursuant to Section 754 of the Code to adjust the basis of the Partnership property in the case of a transfer of a Partnership Interest, including transfers made in connection with the exercise of rights under Article XI hereof, made in accordance with the provisions of the Agreement. The General Partner shall cause the Accountants to prepare and file all state and federal tax returns on a timely basis. The General Partner shall cause the Accountants to prepare and submit to the Limited Partners on or before April 1 of each year for review all federal and state income tax returns of the Partnership. If a Majority-in-Interest of the Limited Partners determines that any modifications to the tax returns of the Partnership should be considered, such Limited Partners shall, within thirty (30) days following receipt of such tax returns from the Accountants or the General Partner, indicate to the Accountants the suggested revisions to the tax returns, which returns shall be resubmitted to the Limited Partners for their review (but not approval). The Limited Partners shall complete their review of the resubmitted returns within ten (10) days after receipt thereof from the Accountants or the General Partner. The General Partner shall consult in good faith with the Limited Partners regarding any proposed modifications to the tax returns of the Partnership. A statement of the allocation of Net Income or Loss of the Partnership shown on the annual income tax returns prepared by the Accountants shall be transmitted and delivered to the Limited Partners within ten (10) days of the receipt thereof by the Partnership. The General Partner shall be responsible for preparing and filing all federal and state tax returns for the Partnership and furnishing copies thereof to the Partners, together with required Partnership schedules showing allocations of tax items, all within the period of time prescribed by law.

6.8 TAX MATTERS PARTNER. The General Partner is hereby designated as the Tax Matters Partner within the meaning of Section 6231(a)(7) of the Code for the Partnership; provided, however, (i) in exercising its authority as Tax Matters Partner it shall be limited by the provisions of this Agreement affecting tax aspects of the Partnership; (ii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a Code Section 6227(b) administrative adjustment request with respect to the Partnership or a Property before filing such request, it being understood, however, that the provisions hereof shall not be construed to limit the ability of any Partner, including the General Partner, to file an administrative adjustment request on its own behalf pursuant to Section 6227(a) of the Code; (iii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a petition for judicial review of an administrative adjustment request under Section 6228 of the Code, or a petition for judicial review of a final partnership administrative judgment under Section 6226 of the Code relating to the Partnership before filing such petition; (iv) the General Partner shall give prompt notice to the Limited Partners of the receipt of any written notice that the Internal Revenue Service or any state or local taxing authority intends to examine Partnership income tax returns for any year, receipt of written notice of the beginning of an administrative proceeding at the Partnership level relating to the Partnership under Section 6223 of the Code, receipt of written notice of the final Partnership administrative adjustment relating to the

Partnership pursuant to Section 6223 of the Code, and receipt of any request from the Internal Revenue Service for waiver of any applicable statute of limitations with respect to the filing of any tax return by the Partnership; and
(v) the General Partner shall promptly notify the Limited Partners if the General Partner does not intend to file for judicial review with respect to the Partnership.


                                   ARTICLE VII

             Rights, Duties and Restrictions of the General Partner

7.1 EXPENDITURES BY PARTNERSHIP. The General Partner is hereby authorized to pay compensation for accounting, administrative, legal, technical, management and other services rendered to the Partnership. All of the aforesaid expenditures shall be made on behalf of the Partnership, and the General Partner shall be entitled to reimbursement by the Partnership for any expenditures incurred by it on behalf of the Partnership which shall be made other than out of the funds of the Partnership. The Partnership shall also assume, and pay when due, all Administrative Expenses.

7.2 POWERS AND DUTIES OF GENERAL PARTNER. The General Partner shall be responsible for the management of the Partnership's business and affairs. Subject solely to the limitations contained in Section 7.3 and Section 7.7 hereof, the General Partner shall have, and is hereby granted, full and complete power, authority and discretion to take such action for and on behalf of the Partnership and in its name as the General Partner shall, in its sole and absolute discretion, deem necessary or appropriate to carry out the purposes for which the Partnership was organized. Without limiting the generality of the foregoing, the General Partner shall have the right, power and authority:

(a) To manage, control, invest, reinvest, acquire by purchase, lease, exchange or otherwise, sell, contract to purchase or sell, grant, obtain, or exercise options to purchase, options to sell or conversion rights, assign, transfer, convey, deliver, endorse, exchange, pledge, mortgage, abandon, improve, develop, repair, maintain, manage, insure, lease for any term and otherwise deal with any and all property of whatsoever kind and nature, and wheresoever situated, in furtherance of the purposes of the Partnership;

(b) To acquire, directly or indirectly, interests in real estate or entities owning real estate of any kind and of any type, and any and all kinds of interests therein (whether through direct ownership, partnerships, security interests or any other type of interests), and to determine the manner in which title thereto is to be held; to manage, insure against loss, protect and subdivide any of the real estate, interests therein or parts thereof; to improve, develop or redevelop any such real estate; to participate in the ownership and development of any property; to dedicate for public use, to vacate any subdivisions or parts thereof, to re-subdivide, to contract to sell or exchange, to grant options to purchase, lease or exchange, to sell or exchange on any terms; to convey, to mortgage or receive mortgages, pledge or otherwise encumber said property, or any part thereof; to lease said property or any part thereof from time to time, upon any terms and for any period of time, and to renew or extend leases, to amend, change or modify the terms and provisions or any leases and to grant options to lease and options to renew leases and options to purchase; to partition or to exchange said real property, or any part thereof, for other real or personal property; to grant easements or charges of any kind; to release, convey or assign any right, title or interest in or about or easement appurtenant to said property or any part thereof; to construct and reconstruct, remodel, alter, repair, add to or take from buildings on said premises; to insure any Person having an interest in or responsibility for the care, management or repair of such property; to direct the trustee of any land trust to mortgage, lease, convey or contract to convey the real estate held in such land trust or to execute and deliver deeds, mortgages, notes, and any and all documents pertaining to the property subject to such land trust or in any matter regarding such trust; to execute assignments of all or any part of the beneficial interest in such land trust;

(c) To employ, engage or contract with or dismiss from employment or engagement Persons to the extent deemed necessary by the General Partner for the operation and management of the Partnership business, including but not limited to, contractors, subcontractors, engineers, architects, surveyors, mechanics, consultants, accountants, attorneys, insurance brokers, real estate brokers and others;

(d)To negotiate and enter into contracts on behalf of the Partnership (including, without limitation, right of first opportunity arrangements and other conflict avoidance agreements) that the General Partner considers useful or necessary to the conduct of the Partnership's operations or implementation of the General Partner's powers under this Agreement;

(e)To borrow money, procure loans and advances from any Person for Partnership purposes, and to apply for and secure, from any Person, credit or accommodations; to contract liabilities and obligations, direct or contingent and of every kind and nature with or without security; and to repay, discharge, settle, adjust, compromise, or liquidate any such loan, advance, credit, obligation or liability;

(f) To pledge, hypothecate, mortgage, assign, deposit, deliver, enter into sale and leaseback arrangements or otherwise give as security or as additional or substitute security, or for sale or other disposition any and all Partnership property, tangible or intangible, including, but not limited to, real estate and beneficial interests in land trusts, and to make substitutions thereof, and to receive any proceeds thereof upon the release or surrender thereof (such right, power and authority to include, without limitation, the right, power and authority to encumber Partnership property to secure the debts and obligations of the General Partner and/or Affiliates of the General Partner, including, without limitation, the Special Limited Partner); to sign, execute and deliver any and all assignments, deeds and other contracts and instruments in writing; to authorize, give, make, procure, accept and receive moneys, payments, property, notices, demands, vouchers, receipts, releases, compromises and adjustments; to waive notices, demands, protests and authorize and execute waivers of every kind and nature; to enter into, make, execute, deliver and receive written agreements, undertakings and instruments of every kind and nature; to give oral instructions and make oral agreements; and generally to do any and all other acts and things incidental to any of the foregoing or with reference to any dealings or transactions which any attorney may deem necessary, proper or advisable;

(g) To acquire and enter into any contract of insurance which the General Partner deems necessary or appropriate for the protection of the Partnership, for the conservation of the Partnership's assets or for any purpose convenient or beneficial to the Partnership;

(h) To conduct any and all banking transactions on behalf of the Partnership; to adjust and settle checking, savings, and other accounts with such institutions as the General Partner shall deem appropriate; to draw, sign, execute, accept, endorse, guarantee, deliver, receive and pay any checks, drafts, bills of exchange, acceptances, notes, obligations, undertakings and other instruments for or relating to the payment of money in, into, or from any account in the Partnership's name; to execute, procure, consent to and authorize extensions and renewals of the same; to make deposits and withdraw the same and to negotiate or discount commercial paper, acceptances, negotiable instruments, bills of exchange and dollar drafts;

(i) To demand, sue for, receive, and otherwise take steps to collect or recover all debts, rents, proceeds, interest, dividends, goods, chattels, income from property, damages and all other property, to which the Partnership may be entitled or which are or may become due the Partnership from any Person; to commence, prosecute or enforce, or to defend, answer or oppose, contest and abandon all legal proceedings in which the Partnership is or may hereafter be interested; and to settle, compromise or submit to arbitration any accounts, debts, claims, disputes and matters which may arise between the Partnership and any other Person and to grant an extension of time for the payment or satisfaction thereof on any terms, with or without security;

(j) To make arrangements for financing, including the taking of all action deemed necessary or appropriate by the General Partner to cause any approved loans to be closed;

(k)To take all reasonable measures necessary to insure compliance by the Partnership with applicable arrangements, and other contractual obligations and arrangements entered into by the Partnership from time to time in accordance with the provisions of this Agreement, including periodic reports as required to lenders and using all due diligence to insure that the Partnership is in compliance with its contractual obligations;

(l) To maintain the Partnership's books and records;

(m)To prepare and deliver, or cause to be prepared and delivered by the Partnership's Accountants, all financial and other reports with respect to the operations of the Partnership, and preparation and filing of all federal and state tax returns and reports;

(n)To prepare and deliver all  financial,  regulatory,  tax and other filings or
reports  to  governmental  or  other  agencies  having   jurisdiction  over  the
Partnership; and

(o) To do all other actions of a partner in a partnership without limited partners, recognizing that the Limited Partners shall have only the right and authority to participate in the affairs of the Partnership to the extent specifically set forth in this Agreement. Except as otherwise provided herein, to the extent the duties of the General Partner require expenditures of funds to be paid to third parties, the General Partner shall not have any obligations hereunder except to the extent that Partnership funds are reasonably available to it for the performance of such duties, and nothing herein contained shall be deemed to require the General Partner, in its capacity as such, to expend its individual funds for payment to third parties or to undertake any individual liability or obligation on behalf of the Partnership. Each of the Limited Partners agrees that the General Partner is authorized to execute, deliver and perform the above-mentioned agreements and transactions on behalf of the Partnership without any further act, approval or vote of the Partners, notwithstanding any other provisions of this Agreement (except as provided in Section 7.3), the Act or any applicable law, rule or regulation. The execution, delivery or performance by the General Partner or the Partnership of any agreement authorized or permitted under this Agreement shall not in itself constitute a breach by the General Partner of any duty that the General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement or of any duty stated or implied by law or equity.

7.3 MAJOR DECISIONS. The General Partner shall not, without the prior Consent of the Limited Partners, on behalf of the Partnership, undertake any of the following actions (the "Major Decisions"):

(a) Amend, modify or terminate this Agreement other than in accordance with the provisions of Article IV, Article VIII, Article IX, Section 13.7 and the definitions of the terms "Gross Asset Value" and "Partnership Units."

(b) Make a general assignment for the benefit of creditors or appoint or acquiesce in the appointment of a custodian, receiver or trustee for all or any part of the assets of the Partnership.

(c) Take title to any personal or real property, other than in the name of the Partnership or pursuant to Section 7.9 hereof.

(d) Institute any proceeding for Bankruptcy on behalf of the Partnership.

(e) Dissolve the Partnership, except as otherwise set forth in this Partnership Agreement.

Notwithstanding the foregoing, none of the actions described in Section 7.3 shall be a Major Decision if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time that such action is undertaken.

7.4 ACTIONS WITH RESPECT TO CERTAIN DOCUMENTS. Notwithstanding the provisions of
Section 7.3 hereof to the contrary, whenever the consent, agreement, authorization or approval of the Partnership is required under any agreement to which the Limited Partners and/or their Controlled Entities are parties in interest other than in their capacities as Limited Partners of the Partnership, the Consent of the Limited Partners shall not be required.

7.5 OTHER BUSINESS OF GENERAL PARTNER AND SPECIAL LIMITED PARTNER. Notwithstanding anything to the contrary set forth in this Agreement, the General Partner and the Special Limited Partner may engage independently or with others (including, without limitation, Affiliates of the General Partner and the Special Limited Partner) in other business ventures of every nature and description, including, without limitation, the ownership of other properties and the making or management of other investments. In furtherance of any such venture, the General Partner and the Special Limited Partner may serve as a general or limited partner in any partnership, a shareholder in any corporation, a joint venturer in any joint venture, a member and/or manager in any limited liability company, or an equity or other participant in any other business venture. Nothing in this Agreement shall be deemed to prohibit the General Partner or the Special Limited Partner or any Affiliate of the General Partner or the Special Limited Partner from dealing, or otherwise engaging in business with, Persons transacting business with the Partnership, or from providing services related to the purchase, sale, financing, management, development or operation of real or personal property and receiving compensation therefor, not involving any rebate or reciprocal arrangement that would have the effect of circumventing any restriction set forth herein upon dealings with the General Partner or the Special Limited Partner or any Affiliate of the General Partner or the Special Limited Partner. Neither the Partnership nor any Partner shall have any right by virtue of this Agreement or the Partnership relationship created hereby in or to such other ventures or activities or to the income or proceeds derived therefrom, and, to the fullest extent permitted by the Act, the pursuit of such ventures, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

7.6 CONTRACTS WITH AFFILIATES.

(a) Without limiting the provisions of Section 7.5 above, the Partnership may lend or contribute funds or other assets to its Affiliates or other Persons in which it has (or proposes to have) an equity investment, and such Persons may borrow funds from the Partnership, on terms and conditions established in the sole and absolute discretion of the General Partner. The foregoing authority shall not create any right or benefit in favor of any Affiliates or any other Person.
(b) Without limiting the provisions of Section 7.5 above, the Partnership may transfer assets to other Entities in which it is or thereby becomes a participant upon such terms and subject to applicable law as the General Partner, in its sole and absolute discretion, believes to be advisable.

7.7 PROSCRIPTIONS.  The General Partner shall not have the authority to:

(a) Do any act in contravention of this Agreement or which would make it impossible to carry on the ordinary business of the Partnership;

(b)Possess any Partnership property or assign rights in specific Partnership property for other than Partnership purposes; or

(c)Do any act in contravention of applicable law.

Nothing herein contained shall impose any obligation on any Person or firm doing business with the Partnership to inquire as to whether or not the General Partner has properly exercised its authority in executing any contract, lease, mortgage, deed or other instrument on behalf of the Partnership, and any such third Person shall be fully protected in relying upon such authority.

7.8 ADDITIONAL PARTNERS. Additional Partners may be admitted to the Partnership only as provided in Section 9.3 hereof.

7.9 TITLE HOLDER. To the extent allowable under applicable law, title to all or any part of the properties of the Partnership may be held in the name of the
Partnership or any other individual, corporation, partnership, trust or otherwise, the beneficial interest in which shall at all times be vested in the Partnership. Any such title holder shall perform any and all of its respective functions to the extent and upon such terms and conditions as may be determined from time to time by the General Partner.

7.10 COMPENSATION OF THE GENERAL PARTNER. The General Partner shall not be entitled to any compensation for services rendered to the Partnership solely in its capacity as General Partner, except with respect to reimbursement for those costs and expenses constituting Administrative Expenses.

7.11 WAIVER AND INDEMNIFICATION.

(a) Neither the General Partner, the Special Limited Partner nor any Person acting on their behalf, pursuant hereto, shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any Partner for any acts or omissions performed or omitted to be performed by them within the scope of the authority conferred upon the General Partner or the Special Limited Partner by this Agreement and the Act, provided that the General Partner's, the Special Limited Partner's or such other Person's conduct or omission to act was taken in good faith and in the belief that such conduct or omission was in the best interests of the Partnership and, provided further, that the General Partner, the Special Limited Partner or such other Person shall not be guilty of fraud, misconduct, bad faith, or gross negligence. The Partnership shall, and hereby does, agree to indemnify, defend, protect and hold harmless the General Partner, the Special Limited Partner and their Affiliates and any individual or Entity acting on their behalf from and against any loss, damage, cost, expense, claim or liability, including, but not limited to, reasonable attorneys' fees, court costs and expenses, incurred by them by reason of any acts or omissions performed or omitted to be performed by them in connection with the business and affairs of the Partnership as described herein, subject to the standards set forth above; provided, however, no Partner shall have any personal liability with respect to the foregoing indemnification, any such indemnification to be satisfied solely out of the assets of the Partnership.

(b) Any Person entitled to indemnification under this Agreement shall be entitled to receive, upon application therefor, the costs reasonably incurred defending any proceeding against such Person; provided, however, that such advances shall be repaid to the Partnership, without interest, if such Person is found by a court of competent jurisdiction upon entry of a final judgment not to be entitled to such indemnification. All rights of the indemnitee hereunder shall survive the dissolution of the Partnership. The indemnification rights contained in this Agreement shall be cumulative of, and in addition to, any and all rights, remedies and recourse to which the person seeking indemnification shall be entitled, whether at law or in equity. Indemnification pursuant to this Agreement shall be made solely and entirely from the assets of the Partnership, and no Partner shall be liable therefor.

7.12 CONTRACTS WITH CONTROLLED ENTITIES. The General Partner and the Special Limited Partner may contract with any of their Controlled Entities for the provision of property management, asset management, brokerage or similar services or any other services customarily rendered by the Controlled Entities; provided that all such contracts or agreements shall be for compensation and on terms and conditions substantially similar to other such contracts or agreements available from similarly qualified third parties.

7.13 OPERATION IN ACCORDANCE WITH REIT REQUIREMENTS. Essex, the sole general partner of the Special Limited Partner, is a REIT and is subject to the provisions of Section 856 through and including 860 of the Code. The Partners acknowledge and agree that the Partnership shall be operated in a manner that will enable Essex to (a) satisfy the REIT Requirements and (b) eliminate the imposition of any federal income or excise tax liability. Notwithstanding anything to the contrary set forth in this Agreement, the Partnership shall avoid taking any action that would result in Essex ceasing to satisfy the REIT Requirements or would result in the imposition of any federal income or excise tax liability on Essex. Without limiting the foregoing, so long as Essex owns, directly or indirectly, any interest in the Partnership, then notwithstanding any other provision of this Agreement:

(i)leases or subleases of any of the Partnership's real estate assets shall provide for rents which qualify as "rents from real property" within the meaning of Section 856(d) of the Code with respect to Essex;

(ii)the Partnership shall not furnish or render services to tenants or other persons that are not usually or customarily rendered in connection with the rental of real property in order that the rents received by the partnership with respect to its real estate assets qualify as "rents from real property" within the meaning of Section 856(d) of the Code with respect to Essex;

(iii) the Partnership shall not own, directly or indirectly or by attribution (in accordance with the attribution rules referred to in Section 856(d) of the Code), in the aggregate more than 1% of all classes of stock or more than 1% of the voting power (or, with respect to any such person which is not a corporation, an interest of 1% or more in the assets or net profits of such person) of a lessee or sublessee of all or any part of the real estate assets of the Partnership, except in each case with the specific written approval of Essex;

(iv) the Partnership shall not own, directly or indirectly or by attribution, more than 10% of the outstanding voting securities of any issuer;

(v) the Partnership shall not engage in any prohibited transactions within the meaning of Section 857(b)(6) of the Code; and

(vi) the determination as to whether the Partnership has operated in the manner prescribed in this Section 7.13 shall be made without regard to any action or inaction of the General Partner with respect to distributions and the timing thereof.



                                  ARTICLE VIII

                     Dissolution, Liquidation and Winding-Up

8.1 LIQUIDATING EVENTS. The Partnership shall dissolve, and its affairs shall be wound up, upon the first to occur of any of the following (each, a "Liquidating Event"):
(a) The dissolution, termination, retirement or Bankruptcy of the General Partner unless the Partnership is continued as provided in Section 9.1 hereof;

(b) The election to dissolve the Partnership made in writing by the General Partner with the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such election;

(c) The sale or other disposition of all or substantially all the assets of the Partnership, other than in connection with a "like kind" exchange, pursuant to
Section  1031 of the Code  (or any  similar  transaction),  unless  the  General
Partner, with the Consent of the Limited Partners, elects to continue the Partnership business for the purpose of the receipt and the collection of indebtedness or the collection of any other consideration to be received in exchange for the assets of the Partnership (which activities shall be deemed to be part of the winding up of the affairs of the Partnership), provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such sale or disposition;

(d) Dissolution required by operation of law; or

(e) The expiration of its term as provided in Section 3.2.

8.2 ACCOUNTING. In the event of a Liquidating Event, a proper accounting (which shall be certified) shall be made of the Capital Account of each Partner and of the Net Profits or Net Losses of the Partnership from the date of the last previous accounting to the date of dissolution. Financial statements presenting such accounting shall be prepared at the direction of the Liquidating Trustee.

8.3 DISTRIBUTION ON DISSOLUTION. In the event of a Liquidating Event, the assets of the Partnership shall be liquidated for distribution in the following rank and order:

(a) First, to the payment and discharge of all of the Partnership's debt and liabilities to creditors of the Partnership (other than Partners) in the order of priority as provided by law;

(b) Second, to the establishment of reserves as provided by the General Partner to provide for contingent liabilities, if any;

(c) Third, to the payment of debts of the Partnership to Partners, if any, in the order of priority provided by law; and

(d) The balance, if any, to the Partners in accordance with the positive balances in their Capital Accounts after giving effect to all contributions, distributions (pursuant to Section 6.2) and allocations for all periods, including the period in which such distribution occurs (other than those adjustments made pursuant to this Section 8.3(d) and Section 8.4 hereof).

Whenever the Liquidating Trustee reasonably determines that any reserves established pursuant to paragraph (b) above are in excess of the reasonable requirements of the Partnership, the amount determined to be excess shall be distributed to the Partners in accordance with Section 6.2.

8.4 TIMING REQUIREMENTS. In the event that the Partnership is "liquidated" within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations, any and all distributions to the Partners pursuant to Section 8.3(d) hereof shall be made no later than the later to occur of (i) the last day of the taxable year of the Partnership in which such liquidation occurs or (ii) ninety (90) days after the date of such liquidation.

8.5 SALE OF PARTNERSHIP ASSETS. In the event of the liquidation of the Partnership in accordance with the terms of this Agreement, the Liquidating Trustee may, with the Consent of the Limited Partners, sell Partnership property if the Liquidating Trustee has in good faith solicited bids from unrelated third parties and obtained independent appraisals before making any such sale; provided, however, all sales, leases, encumbrances or transfers of Partnership assets shall be made by the Liquidating Trustee with the prior Consent of the Limited Partners and solely on an "arm's-length" basis, at the best price and on the best terms and conditions as the General Partner in good faith believes are reasonably available at the time and under the circumstances and on a non-recourse basis to the Limited Partners. Notwithstanding the foregoing, the Consent of the Limited Partners shall not be required under the preceding sentence if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time that the Liquidating Trustee undertakes such action. The liquidation of the Partnership shall not be deemed finally terminated until the Partnership shall have received cash payments in full with respect to obligations such as notes, installment sale contracts or other similar receivables received by the
Partnership in connection with the sale of Partnership assets and all obligations of the Partnership have been satisfied or assumed by the General Partner. The Liquidating Trustee shall continue to act to enforce all of the rights of the Partnership pursuant to any such obligations until paid in full.

8.6 DISTRIBUTIONS IN KIND. Notwithstanding the provisions of Section 8.3 hereof which require liquidation of the assets of the Partnership, but subject to the order of priorities set forth therein, if prior to or upon dissolution of the

Partnership the Liquidating Trustee determines that an immediate sale of part or all of the Partnership's assets would be impractical or would cause undue loss to the Partners, the Liquidating Trustee may, in its sole and absolute discretion, defer for a reasonable time the liquidation of any assets except those necessary to satisfy liabilities of the Partnership (including to those Partners as creditors) and/or distribute to the Partners in lieu of cash as tenants in common and in accordance with the provisions of Section 8.3 hereof, undivided interests in such Partnership assets as the Liquidating Trustee deems not suitable for liquidation. Any such distributions in kind shall be made only if, in the good-faith judgment of the Liquidating Trustee, such distributions in kind are in the best interest of the Partners and shall be subject to such conditions relating to the disposition and management of such properties as the Liquidating Trustee deems reasonable and equitable and to any agreements governing the operation of such properties at such time. The Liquidating Trustee shall determine the fair market value of any property distributed in kind using such reasonable method of valuation as it may adopt.

8.7 DOCUMENTATION OF LIQUIDATION. Upon the completion of the dissolution and liquidation of the Partnership, the Partnership shall terminate and the Liquidating Trustee shall have the authority to execute and record any and all documents or instruments required to effect the dissolution, liquidation and termination of the Partnership.

8.8 LIABILITY OF THE LIQUIDATING TRUSTEE. The Partnership hereby indemnifies, defends, protects and holds harmless the Liquidating Trustee from and against any and all claims, demands, losses, liabilities, costs (including, without limitation, reasonable attorneys' fees and costs), damages and causes of action of any nature whatsoever arising out of or incidental to the Liquidating Trustee's taking of any action authorized under or within the scope of this Agreement; provided, however, that the Liquidating Trustee shall not be entitled to indemnification, and shall not be held harmless, where the claim, demand, liability, cost, damage or cause of action at issue arose out of:

(a)A matter entirely unrelated to the Liquidating Trustee's action or conduct pursuant to the provisions of this Agreement; or

(b) The proven misconduct or gross negligence of the Liquidating Trustee.


                                   ARTICLE IX
                        Transfer of Partnership Interests

9.1 GENERAL PARTNER AND SPECIAL LIMITED PARTNER TRANSFERS. Except as provided in the next sentence, neither the General Partner nor the Special Limited Partner shall withdraw from the Partnership or Transfer all or any portion of their interests in the Partnership without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such Transfer. Notwithstanding the foregoing, the General Partner and/or the Special Limited Partner may (i) engage in any merger, consolidation or other combination with or into another Person regardless of whether Essex or another REIT continues to be the general partner of the Special Limited Partner, (ii) sell all or substantially all of their assets, or (iii) effect any reclassification or recapitalization, all without the approval of the Limited Partners. Upon any Transfer of all of the General Partner's or the Special Limited Partner's Partnership Interest in accordance with the provisions of this Section 9.1, the transferee General Partner or Special Limited Partner, as applicable, shall become vested with the powers and rights of the transferor General Partner or Special Limited Partner, as applicable, and shall be liable for all obligations and responsible for all duties of the General Partner, once such transferee has executed such instruments as may be necessary to effectuate such admission and to confirm the agreement of such transferee to be bound by all the terms and provisions of this Agreement with respect to the Partnership Interest so acquired. It is a condition to any Transfer otherwise permitted hereunder that the transferee assumes by operation of law or express agreement all of the obligations of the transferor General Partner or Special Limited Partner, as applicable, under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor General Partner are assumed by a successor corporation by operation of law) shall relieve the transferor General Partner or Special Limited Partner, as applicable, of its obligations under this Agreement without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such Transfer. In the event the General Partner withdraws from the Partnership, in violation of this Agreement or otherwise, or dissolves, terminates or upon the Bankruptcy of the General Partner, a Majority-In-Interest of the Limited Partners may elect to continue the Partnership business by selecting a substitute general partner.

9.2 TRANSFERS BY LIMITED PARTNERS.

(a) No Limited Partner (other than the Special Limited Partner) shall have the right to Transfer to any Person all or any portion of its Partnership Interest, without the General Partner's written consent, in the General Partner's sole discretion. Any purported Transfer, in violation of this Section 9.2, shall be void, ab initio.

(b) It is a condition to any Transfer otherwise permitted under this Section 9.2 that the transferee assumes by operation of law or express agreement all of the obligations of the transferor Limited Partner under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor Partner are assumed by a successor corporation by operation of law) shall relieve the transferor Partner of its obligations under this Agreement without the approval of the General Partner, in its sole and absolute discretion. Upon such Transfer and upon obtaining the General Partner's written consent, in the General Partner's sole discretion, the transferee shall be admitted as a Substituted Limited Partner and shall succeed to all of the rights, including rights with respect to the Rights, of the transferor Limited Partner under this Agreement in the place and stead of such transferor Limited Partner; provided, however, that notwithstanding the foregoing, any transferee of any transferred Partnership Interest shall be subject to any and all ownership limitations contained in the Charter which may, among other things, limit or restrict such transferee's ability to exercise all or portions of the rights set forth in Article XI. Any transferee, whether or not admitted as a

Substituted Limited Partner, shall acquire such Partnership Interest subject to the obligations of the transferor hereunder. Unless admitted as a Substituted Limited Partner, no transferee, whether by a voluntary transfer, by operation of law or otherwise, shall have rights hereunder (including, without limitation, pursuant to Article XI, unless such transferee, is a Qualifying Party), other than to receive such portion of the distributions made by the Partnership as are allocable to the Percentage Interest transferred.

9.3 ISSUANCE OF ADDITIONAL PARTNERSHIP INTERESTS AND ADMITTANCE OF ADDITIONAL PARTNERS. At any time after the date hereof without the consent of any Partner, but subject to the provisions of Section 9.4 hereof, the General Partner may, upon its determination that the issuance of additional Partnership Interests ("Additional Interests") is in the best interests of the Partnership, cause the Partnership (i) to issue Additional Interests to any Limited Partner or any other Person (such other person being referred to as an "Additional Partner") in exchange for the contribution by such Limited Partner or Person of cash and/or property desirable to further the purposes of the Partnership under Section 2.3 hereof and (ii) in the case of such contribution by an Additional Partner, to admit such person as a limited partner in the Partnership. In the event that an Additional Interest is issued by the Partnership pursuant to this Section 9.3:

(a) the Percentage Interest of the Additional Partner that is issued the Additional Interest and the reduction of the Percentage Interests of the other Partner shall be determined by the General Partner in the same manner as that provided in subsection 4.3(a)(ii) hereof with respect to Contributed Funds.

The General Partner shall be authorized on behalf of each of the Partners to amend this Agreement to reflect the admission of any Additional Partner or any increase in the Percentage Interests of any Partner and the corresponding reduction of the Percentage Interests of the other Partners in accordance with the provisions of this Section 9.3, and the General Partner shall promptly deliver a copy of such amendment to each Limited Partner. Notwithstanding anything contained herein to the contrary, without the consent of the General Partner, in its sole and absolute discretion, an Additional Partner that acquires an Additional Interest pursuant to this Section 9.3 shall not acquire any interest in, and may not exercise or otherwise participate in, any rights pursuant to Article XI.

9.4 RESTRICTIONS ON TRANSFER. In addition to any other restrictions on transfer herein contained, in no event may any Transfer of a Partnership Interest by any Partner be made (i) to any Person that lacks the legal right, power or capacity to own a Partnership Interest; (ii) in violation of any provision of any mortgage or trust deed (or the note or bond secured thereby) constituting a Lien against a Property or any part thereof, or other instrument, document or agreement to which the Partnership, the General Partner, the Special Limited Partner or any Affiliate of either of them is a party or otherwise bound; (iii) in violation of applicable law, including, without limitation, any applicable federal securities law or state securities "Blue Sky" law (including investment suitability standards); (iv) of any component portion of a Partnership Interest, such as the Capital Account, or rights to Available Cash, separate and apart from all other components of a Partnership Interest; (v) in the event such transfer would cause Essex to cease to comply with the REIT Requirements or result in a violation of Section 7.13 hereof; (vi) if such transfer would cause a termination of the Partnership for federal income tax purposes; (vii) if such transfer would, in the opinion of counsel to the Partnership, cause the Partnership to cease to be classified as a partnership for federal income tax purposes; (viii) if such transfer would cause the Partnership to become, with respect to any employee benefit plan subject to Title 1 of ERISA, a "party-in-interest" (as defined in Section 3(14) of ERISA) or a "disqualified person" (as defined in Section 4975(c) of the Code); (ix) if such transfer would, in the opinion of counsel to the Partnership, cause any portion of the assets of the Partnership to constitute assets of any employee benefit plan pursuant to Department of Labor Regulations Section 2510.3-101; (x) if such transfer may not be effected without registration of such Partnership Interest under the Securities Act; or (xi) if such transfer would violate any provision of the Charter. As a condition to any Transfer, the General Partner may, in its sole and absolute discretion, require the proposed transferee to deliver to the General Partner an opinion of counsel and such other certifications, affidavits and/or undertakings, in form and content reasonably acceptable to the General Partner, to satisfy the General Partner that the proposed Transfer will not violate any of the provisions of this Section 9.4. Any purported transfer in violation of this Section 9.4 shall be void ab initio.


                                    ARTICLE X

                 Rights and Obligations of the Limited Partners

10.1 NO PARTICIPATION IN MANAGEMENT. Except as expressly permitted hereunder, the Limited Partners shall not take part in the management of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership and shall have no rights, powers or authority, except as specifically provided herein.

10.2 BANKRUPTCY OF A LIMITED PARTNER AND CERTAIN OTHER EVENTS. The Bankruptcy, death, incompetency, legal incapacity, withdrawal or retirement of any Limited Partner shall not cause a dissolution of the Partnership, but the rights of such Limited Partner to share in the Net Profits or Losses of the Partnership and to receive distributions of Partnership funds shall, on the happening of such event, devolve on its successors or assigns, subject to the terms and conditions of this Agreement, and the Partnership shall continue as a limited partnership. However, in no event shall such assignee(s) become a Substituted Limited Partner, except in accordance with Article IX hereof.

10.3 NO WITHDRAWAL. Notwithstanding anything to the contrary provided in Section
10.2 above, no Limited Partner may withdraw or retire from the Partnership without the prior written consent of the General Partner, in its sole and absolute discretion, other than as expressly provided in this Agreement.

10.4 DUTIES AND CONFLICTS. The General Partner recognizes that the Limited Partners and their Affiliates have or may have other business interests, activities and investments, some of which may be in conflict or competition with the business of the Partnership, and that, subject to the provisions of any agreements entered into by any Limited Partner or its Affiliate with the General Partner, the Partnership or any of their Affiliates, such persons are entitled to carry on such other business interests, activities and investments. Subject to the immediately preceding sentence, the Limited Partners and their Affiliates may engage in or possess an interest in any other business or venture of any kind, independently or with others, on their own behalf or on behalf of other entities with which they are affiliated or associated, and such persons may engage in any activities, whether or not competitive with the Partnership, without any obligation to offer any interest in such activities to the Partnership or to any Partner. Neither the Partnership nor any Partner shall have any right, by virtue of this Agreement, in or to such activities, or the income or profits derived therefrom, and the pursuit of such activities, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

                                   ARTICLE XI

                       Grant of Rights to Limited Partners

11.1 GRANT OF RIGHTS.

(a) Subject to Section 11.1(b) below and the other provisions of this Section 11.1, a Qualifying Party, but no other Person, shall have the right (subject to the terms and conditions set forth herein) to require the Partnership to redeem all or a portion of the Partnership Units held by such Qualifying Party (such
Partnership Units being hereafter called "Tendered Units") in exchange (a "Redemption") for the Cash Amount payable on the Specified Redemption Date. Any Redemption shall be exercised pursuant to a Notice of Redemption delivered to the General Partner by the Qualifying Party when exercising the Redemption right (the "Tendering Party"). The Partnership's obligation to effect a Redemption, however, shall not arise or be binding against the Partnership until and unless there has been a Declination. Regardless of the binding or non-binding nature of a pending Redemption, a Tendering Party shall have no right to receive distributions with respect to any Tendered Units (other than the Cash Amount) paid after delivery of the Notice of Redemption, whether or not the Partnership Record Date for such distribution precedes or coincides with such delivery of the Notice of Redemption. In the event of a Redemption, the Cash Amount shall be delivered as a good check payable to the Tendering Party or, in the General Partner's sole and discretion, in immediately available funds.

(b) (i) Subject to Section 11.1(b)(ii) below,  notwithstanding the provisions of
Section 11.1(a) hereof, on or before the close of business on the Cutoff Date, Essex shall, in its sole and absolute discretion but subject to the Ownership Limit (as defined in the Charter) and any transfer restrictions or other limitations of the Charter and subject to the written consent of the General Partner in its sole discretion, have the option (and Essex is hereby granted such an option) to acquire some or all (such amount, expressed as a percentage, being referred to as the "Applicable Percentage") of the Tendered Units from the Tendering Party in exchange for REIT Shares. If Essex exercises such option, on the Specified Redemption Date the Tendering Party shall sell such number of the Tendered Units to Essex in exchange for a number of REIT Shares equal to the product of the REIT Shares Amount and the Applicable Percentage (expressed as a decimal), provided, however, that in lieu of any fractional REIT Share resulting from such calculation, the General Partner or Special Limited Partner may contribute to the Partnership the Cash Amount attributable to such fractional REIT Share. The Tendering Party shall submit such information, investment letters, representations, undertakings, legal opinions, certifications and/or affidavits as Essex may reasonably require to comply with the Securities Act, the Code and the Charter (including, without limitation, the Ownership Limit). In the event of a purchase of the Tendered Units pursuant to this Section 11.1(b), the Tendering Party shall no longer have the right to cause the Partnership to effect a Redemption of such Tendered Units, and, upon notice to the Tendering Party by Essex, given on or before the close of business on the Cut-Off Date, that Essex has exercised its option to acquire some or all of the Tendered Units pursuant to this Section 11.1(b), the obligation of the Partnership to effect a Redemption of the Tendered Units as to which Essex's notice relates shall immediately and automatically terminate and be of no further force or effect. The product of the Applicable Percentage and the REIT Shares Amount shall be delivered by Essex as duly authorized, validly issued, fully paid and nonassessable REIT Shares and, if applicable, Rights, free of any pledge, lien, encumbrance or restriction, other than the Ownership Limit and other restrictions provided in the Charter, the bylaws of Essex, the Securities Act and relevant state securities or "blue sky" laws. Neither any Tendering Party whose Tendered Units are acquired by Essex pursuant to this Section 11.1(b), any other Partner, any Assignee nor any other interested Person shall have any right to require or cause Essex to register, qualify or list any REIT Shares owned or held by such Person, whether or not such REIT Shares are issued pursuant to this Section 11.1(b), with the SEC, with any state securities commissioner, department or agency, under the Securities Act or the Exchange Act or with any stock exchange; provided, however, that this limitation shall not be in derogation of any registration or similar rights granted pursuant to any other written agreement between Essex and any such Person. REIT Shares issued upon an acquisition of the Tendered Units by Essex pursuant to this Section 11.1(b) may contain such legends regarding restrictions under the Securities Act and applicable state securities laws as Essex in good faith determines to be necessary or advisable in order to ensure compliance with such laws.

(ii) Notwithstanding anything to the contrary set forth in Section 11.1(b)(i) above, Essex may not exercise its option set forth in Section 11.1(b)(i) above in any calendar year unless and until the Partnership shall have received Notices of Redemption for Tendered Units (including, without limitation, Notices of Redemption with respect to all completed Redemptions) during such calendar year in the aggregate Cash Amount (or, if, as of the date of calculation, any applicable Cash Amount is not yet determined pursuant to the terms of this Agreement, the estimated Cash Amount as determined by the General Partner in its reasonable judgment) in excess of $500,000. At such time as such $500,000 minimum is exceeded pursuant to the previous sentence during such calendar year, Essex may exercise its option set forth in Section 11.1(b)(i) above with respect to (x) all pending Redemptions, and (y) all Notices of Redemption received by the Partnership during the remainder of such calendar year.


(iii) If Essex exercises its option pursuant to Section 11.1(b)(i) above, on the Specified Redemption Date, the Partnership shall pay to the Tendering Party all accrued but unpaid distributions, if any, with respect to the Tendered Units pursuant to Section 6.2(b).

(c) Notwithstanding the provisions of Sections 11.1(a) and 11.1(b) hereof, no Tendering Party shall have any rights under this Agreement that would otherwise be prohibited under the Charter. To the extent that any attempted Redemption or acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof would be in violation of this Section 11.1(c), it shall be null and void ab initio, and, in the case of a proposed purchase by Essex pursuant to Section 11.1(b) hereof, the Tendering Party shall not acquire any rights or economic interests in REIT Shares otherwise issuable by Essex under Section 11.1(b) hereof.

(d) In the event that, following receipt of a Notice of Redemption, Essex is not permitted to exercise its option pursuant to Section 11.1(b)(ii), or Essex declines or fails to exercise its option pursuant to Section 11.1(b)(i) hereof (a "Declination"):


(i) The General Partner shall give notice of such Declination to the Tendering Party on or before the close of business on the Cut-Off Date. The failure of the General Partner to give notice of such Declination by the close of business on the Cut-Off Date shall itself constitute a Declination.


(ii) The Partnership may elect to raise funds for the payment of the Cash Amount either (a) by requiring that the Special Limited Partner contribute such funds to the Partnership from (1) the proceeds of a registered public offering (a "Public Offering Funding") by Essex of a number of REIT Shares ("Registrable Shares") equal to the REIT Shares Amount with respect to the Tendered Units, which proceeds are contributed by Essex to the Special Limited Partner, or (2) any other source, or (b) from any other sources (including, but not limited to, the sale of any Property or other assets of the Partnership and the incurrence of Partnership debt) available to the Partnership.

(iii) Upon the General Partner's receipt of the Notice of Redemption and the General Partner giving notice of its Declination, the General Partner, at its election, may give notice (a "Single Funding Notice") to all Qualifying Parties then holding a Partnership Interest (or an interest therein) and having Redemption rights pursuant to this Section 11.1 and require that, due to (x) a pending or anticipated public underwritten offering of Essex's securities or (y) any other Essex activity, all such Qualifying Parties elect whether or not to effect a Redemption of their Partnership Units. In the event that any such Qualifying Party elects to effect such a Redemption, it shall give notice thereof and of the number of Partnership Units to be made subject thereto in writing to the General Partner within ten (10) business days after receipt of the Single Funding Notice, and such Qualifying Party shall be treated as a Tendering Party for all purposes of this Section 11.1. In the event that a Qualifying Party does not so elect, it shall be deemed to have waived its right to effect a Redemption for the current Six-month Period.

(e) Notwithstanding anything herein to the contrary (but subject to Section 11.1(c) hereof), with respect to any Redemption (or any tender of Partnership Units for Redemption if the Tendered Units are acquired by Essex pursuant to
Section 11.1(b) hereof) pursuant to this Section 11.1:

(i) Subject to the Ownership  Limit, no Tendering Party may effect a Redemption,
(a) to the extent that the aggregate Partnership Units of the Limited Partners (other than the General Partner or the Special Limited Partner) would be reduced, as a result of the Redemption (or the acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof), to less than one percent (1%) of all Partnership Units outstanding immediately prior to delivery of the Notice of Redemption, where the Redemption would consist of less than all the Partnership Units held by Partners, other than the General Partner and the Special Limited Partner, (b) for less than one thousand (1,000) Partnership Units or, if such Tendering Party holds (as a Limited Partner or, economically, as an Assignee) less than one thousand (1,000) Partnership Units, all of the Partnership Units held by such Tendering Party, or (c) for less than all of such Tendering Party's Partnership Units if, after giving effect to the requested Redemption, such Tendering Party would continue to hold less than one thousand (1,000) Partnership Units.

(ii) Each Tendering Party (a) may effect a Redemption only once in each Six-month Period (unless the restriction contained in this Section 11.1(e)(ii) is waived by the General Partner in its sole and absolute discretion) and (b) may not effect a Redemption during the period after the Partnership Record Date with respect to a distribution hereunder and before the record date established by the General Partner for a distribution to its shareholders of some or all of its portion of such Partnership distribution.

(iii) Notwithstanding anything herein to the contrary, with respect to any Redemption or acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, in the event that the General Partner gives notice to all Limited Partners (but excluding the Special Limited Partner and any Assignees) then owning Partnership Interests (a "Primary Offering Notice") that Essex desires to effect an offering (whether or not underwritten and whether or not a public or private placement) of REIT Shares or other securities of Essex, commencement of the actions denoted in Section 11.1(d) hereof as to a Public Offering Funding with respect to any Notice of Redemption thereafter received, whether or not the Tendering Party is a Limited Partner, may be delayed, at the option of the General Partner until the earlier of (a) the completion of the offering or (b) ninety (90) days following the giving of the Primary Offering Notice.

(iv) Without the consent of the General Partner (which may be given or withheld in its sole and absolute discretion), no Tendering Party may effect a Redemption within ninety (90) days following the closing of any prior Public Offering Funding.

(v) The consummation of such Redemption (or an acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, as the case may be) shall be subject to the expiration or termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

(vi) The Tendering Party shall continue to hold all Partnership Units subject to any Redemption, and be treated as a Limited Partner or an Assignee, as applicable, with respect such Partnership Units for all purposes of this Agreement, until such Partnership Units are either paid for by the Partnership pursuant to Section 11.1(a) hereof or transferred to Essex and paid for by the issuance of the REIT Shares, pursuant to Section 11.1(b) hereof, on the Specified Redemption Date. Until a Specified Redemption Date and an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, the Tendering

Party shall have no rights as a shareholder of Essex with respect to the REIT Shares issuable in connection with such acquisition.

For purposes of determining  compliance with the  restrictions set forth in this
Section 11.1(e), all Partnership Units beneficially owned by a Related Party of a Tendering Party shall be considered to be owned or held by such Tendering Party.

(f) In connection with an exercise of Redemption rights pursuant to this Section 11.1, the Tendering Party shall submit the following to the General Partner, in addition to the Notice of Redemption:

(i) A written affidavit, dated the same date as, and accompanying, the Notice of Redemption, (a) disclosing the actual and constructive ownership, as determined for purposes of Code Sections 856(a)(6) and 856(h), of REIT Shares by (i) such Tendering Party and (ii) any Related Party and (b) representing that, after giving effect to the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, neither the Tendering Party nor any Related Party will own REIT Shares in excess of any ownership limitations set forth in the Charter;

(ii) A written representation that neither the Tendering Party nor any Related Party has any intention to acquire any additional REIT Shares prior to the closing of the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof on the Specified Redemption Date; and

(iii) An undertaking to certify, at and as a condition to the closing of (i) the Redemption or (ii) the acquisition of the Tendered Units by Essex pursuant to
Section 11.1(b) hereof on the Specified Redemption Date, that either (a) the actual and constructive ownership of REIT Shares by the Tendering Party and any Related Party remain unchanged from that disclosed in the affidavit required by
Section 11.1(f)(i) or (b) after giving effect to the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, neither the Tendering Party nor any Related Party shall own REIT Shares in violation of the Ownership Limit.

11.2 PARTNERSHIP RIGHT TO CALL LIMITED PARTNER INTEREST. Notwithstanding any other provision of this Agreement, on and after the date on which the aggregate Partnership Units of the Limited Partners (other than the Special Limited Partner) constitute less than twenty-five percent (25%) of the aggregate Partnership Units of all Partners, the Partnership shall have the right, but not the obligation, from time to time and at any time to redeem any and all outstanding Partnership Interests of the Limited Partners (other than the Special Limited Partner) by treating any Limited Partner (other than the Special Limited Partner) as a Tendering Party who has delivered a Notice of Redemption pursuant to Section 11.1 hereof for the amount of Partnership Units to be specified by the General Partner, in its sole and absolute discretion, by notice to such Limited Partner that the Partnership has elected to exercise its rights under this Section 11.2. Such notice given by the General Partner to a Limited Partner pursuant to this Section 11.2 shall be treated as if it were a Notice of Redemption delivered to the General Partner by such Limited Partner. For purposes of this Section 11.2, (a) any Limited Partner (whether or not otherwise a Qualifying Party) may, in the General Partner's sole and absolute discretion, be treated as a Qualifying Party that is a Tendering Party and (b) the provisions of Sections 11.1(c), 11.1(e)(i), 11.1(e)(ii), and 11.1.(e)(iv) hereof shall not apply, but the remainder of Section 11.1 hereof (including, without limitation, the rights of the General Partner under Section 11.1(b) hereof) shall apply with such adjustments as shall be necessary in the circumstances. Notwithstanding the foregoing, the Partnership shall have no rights pursuant to this Section 11.2 prior to January 1, 2016.

11.3 OTHER REDEMPTIONS. Notwithstanding the provisions of Section 11.1 hereof, nothing in this Agreement shall preclude the redemption of any Partnership Interest of a Limited Partner or Partnership Units by the Partnership upon such terms and conditions as may be negotiated between the Limited Partner or Assignee holding such Limited Partner's Partnership Interest or Partnership Units, on the one hand, and the General Partner, on the other hand, in their sole and absolute discretion. Such a redemption may include, without limitation, the payment of cash by the Partnership to the Limited Partner or Assignee, in a lump sum or in installments, or the distribution in kind of Partnership assets to such Limited Partner or Assignee (which assets may be encumbered), including assets to be designated by the Limited Partner or Assignee and acquired (with or without debt financing) by the Partnership. Upon any such redemption, the Partnership Units and Partnership Interest redeemed shall be cancelled and Exhibit A shall be amended as appropriate to reflect such redemption. In effecting any such redemption by negotiated agreement, none of the Partnership, the General Partner, the Limited Partner and the Assignee, as the case may be, shall incur any liability to any other Unitholder or have any duty to offer the same or similar terms for redemption of any other Partnership Interest or Partnership Units.


                                   ARTICLE XII

                             Arbitration of Disputes

12.1 ARBITRATION. Notwithstanding anything to the contrary contained in this Agreement, all claims, disputes and controversies between the parties hereto (including, without limitation, any claims, disputes and controversies between the Partnership and any one or more of the Partners and any claims, disputes and controversies between any one or more Partners) arising out of or in connection with this Agreement or the Partnership created hereby, relating to the validity, construction, performance, breach, enforcement or termination thereof, or otherwise, shall be resolved by binding arbitration in San Francisco, California, in accordance with California Civil Procedure Code Sections 1280 et seq. (other than Section 1283.05), this Article XII and, to the extent not inconsistent with this Article XII (other than the reference in this Article to Sections of the California Civil Procedure Code), the Expedited Procedures and Commercial Arbitration Rules of the American Arbitration Association (the "Arbitration Rules").

12.2 PROCEDURES. Any arbitration called for by this Article XII shall be conducted in accordance with the following procedures:

(a) The Partnership or any Partner (the "Requesting Party") may demand arbitration pursuant to Section 12.1 hereof at any time by giving written notice of such demand (the "Demand Notice") to all other Partners and (if the Requesting Party is not the Partnership) to the Partnership which Demand Notice shall describe in reasonable detail the nature of the claim, dispute or controversy.

(b) Within fifteen (15) days after the giving of a Demand Notice, the Requesting Party, on the one hand, and each of the other Partners and/or the Partnership against whom the claim has been made or with respect to which a dispute has arisen (collectively, the "Responding Party"), on the other hand, shall select and designate in writing to the other party one reputable, disinterested individual (a "Qualified Individual") willing to act as an arbitrator of the claim, dispute or controversy in question. Each of the Requesting Party and the Responding Party shall use its best efforts to select a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof), having at least ten (10) years experience in real estate partnership matters, having no affiliation with any of the parties as its respective Qualified Individual. Within fifteen (15) days after the foregoing selections have been made, the arbitrators so selected shall jointly select a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the third Qualified Individual willing to act as an arbitrator of the claim, dispute or controversy in question (the "Third Arbitrator"). In the event that the two arbitrators initially selected are unable to agree on the Third Arbitrator within the second fifteen (15) day period referred to above, then, on the application of either party, the American Arbitration Association shall promptly select and appoint a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the Qualified Individual to act as the Third Arbitrator in accordance with the terms of the Arbitration Rules. The three arbitrators selected pursuant to this subsection (b) shall constitute the arbitration panel for the arbitration in question.

(c) The presentations of the parties hereto in the arbitration proceeding shall be commenced and completed within sixty (60) days after the selection of the arbitration panel pursuant to subsection (b) above, and the arbitration panel shall render its decision in writing within thirty (30) days after the completion of such presentations. Any decision concurred in by any two (2) of the arbitrators shall constitute the decision of the arbitration panel, and unanimity shall not be required. If a decision concurred in by at least two (2) of the arbitrators is not rendered within such thirty (30) day period, then each of the parties shall select a new Qualified Individual willing to act as an arbitrator and a new arbitration proceeding shall commence in accordance with this Article XII.

(d) The arbitration panel shall have the discretion to include in its decision a direction that all or part of the attorneys' fees and costs of any party or parties and/or the costs of such arbitration be paid by any other party or parties. On the application of a party before or after the initial decision of the arbitration panel, and proof of its attorneys' fees and costs, the arbitration panel shall order the other party to make any payments directed pursuant to the preceding sentence.

(e) The Third Arbitrator shall have the right in its discretion to authorize the obtaining of discovery, including the taking of depositions of witnesses for the purpose of discovery.

(F) At the request of any party, the arbitrators shall make and provide to the parties written findings of fact and conclusions of law.

12.3 BINDING CHARACTER. Any decision rendered by the arbitration panel pursuant to this Article XII shall be final and binding on the parties hereto, and judgment thereon may be entered by any state or federal court of competent jurisdiction.

12.4 EXCLUSIVITY. Arbitration shall be the exclusive method available for resolution of claims, disputes and controversies described in Section 12.1 hereof, and the Partnership and its Partners stipulate that the provisions hereof shall be a complete defense to any suit, action, or proceeding in any court or before any administrative or arbitration tribunal with respect to any such claim, controversy or dispute. The provisions of this Article XII shall survive the dissolution of the Partnership.

12.5 NO ALTERATION OF AGREEMENT. Nothing contained herein shall be deemed to give the arbitrators any authority, power or right to alter, change, amend, modify, add to, or subtract from any of the provisions of this Partnership Agreement.

                                  ARTICLE XIII

                               General Provisions

13.1 NOTICES. All notices, offers or other communications required or permitted to be given pursuant to this Agreement shall be in writing and may be personally served, telecopied or sent by United States mail and shall be deemed to have been given when delivered in person, upon receipt of telecopy or three business days after deposit in United States mail, registered or certified, postage prepaid, and properly addressed, by or to the appropriate party. For purposes of this Section 13.1, the addresses of the parties hereto shall be as set forth in attached Exhibit A. The address of any Limited Partner may be changed by a notice in writing given to the General Partner or the Special Limited Partner in accordance with the provisions hereof, and the address of the General Partner and the Special Limited Partner may be changed by a notice in writing given to each of the Limited Partners in accordance with the provisions hereof.

13.2 SUCCESSORS. This Agreement and all the terms and provisions hereof shall be binding upon and shall inure to the benefit of all Partners, and their legal representatives, heirs, successors and permitted assigns, except as expressly herein otherwise provided.

13.1 EFFECT AND INTERPRETATION. This Agreement shall be governed by and construed in conformity with the laws of the State of California.

13.4 COUNTERPARTS. This Agreement may be executed in counterparts, each of which shall be an original, but all of which shall constitute one and the same instrument.

13.5 PARTNERS NOT AGENTS. Except as specifically provided herein, nothing contained herein shall be construed to constitute any Partner the agent of another Partner, or in any manner to limit the Partners in the carrying on of their own respective businesses or activities.

13.6 ENTIRE UNDERSTANDING; ETC. This Agreement constitutes the entire agreement and understanding among the Partners and supersedes any prior understandings and/or written or oral agreements among them respecting the subject matter within.

13.7 AMENDMENTS. The General Partner is hereby authorized, without the consent of the Limited Partners, to amend this Agreement, including, without limitation, Exhibit A attached hereto to reflect (i) the admission of any substituted
Limited Partner or Additional Limited Partner into the Partnership or the withdrawal of any Limited Partner from the Partnership, or (ii) any adjustment to the Percentage Interests, Partnership Units or Capital Accounts of the Partners in connection with any of the actions described in clause (i) above,
Section 4.3, or elsewhere in this Agreement. Except as provided in the previous sentence, this Agreement may not be amended, and no provision benefiting the General Partner or the Special Limited Partner may be waived, except by a written instrument signed by the General Partner and the Special Limited Partner (and Essex to the extent provided in Section 13.16) and (except as provided in Article IV and Article IX), if the Limited Partners (other than the Special Limited Partner) collectively own forty percent (40%) or more of the Partnership Units, a Majority-In-Interest of the Limited Partners, except that this

Agreement may not be amended to alter the priority of distributions or to decrease any Limited Partner's Percentage Interest (except pursuant to a provision of this Agreement other than this Section 13.7) without the consent of all of the affected Limited Partners (regardless of the size of their collective Partnership Unit ownership).

13.8 SEVERABILITY. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid by a court of competent jurisdiction, the remainder of this Agreement, or the application of such provision to persons or circumstances other than those to which it is held invalid by such court, shall not be affected thereby.

13.9 TRUST PROVISION. This Agreement, to the extent executed by the trustee of a trust, is executed by such trustee solely as trustee and not in a separate capacity. Nothing herein contained shall create any liability on, or require the performance of any covenant by, any such trustee individually, nor shall anything contained herein subject the individual personal property of any trustee to any liability.

13.10 PRONOUNS AND HEADINGS. As used herein, all pronouns shall include the masculine, feminine and neuter, and all defined terms shall include the singular and plural thereof whatever the context and facts require such construction. The headings, titles and subtitles herein are inserted for convenience of reference only and are to be ignored in any construction of the provisions hereof. Any references in this Agreement to "including" shall be deemed to mean "including without limitation".

13.11 ASSURANCES. Each of the Partners shall hereafter execute and deliver such further instruments and do such further acts and things as may be required or useful to carry out the intent and purpose of this Agreement and as are not inconsistent with the terms hereof.

13.12 TAX CONSEQUENCES. Each Partner acknowledges and agrees that he or she has relied fully upon the advice of its own legal counsel and/or accountant in determining the tax consequences of this Agreement and the transactions contemplated hereby and not upon any representations or advice by the General Partner or by any other Partner.

13.13 SECURITIES REPRESENTATIONS. Each Limited Partner hereby represents and warrants to the Partnership and the General Partner that

(a) such Limited Partner understands the risks of, and other considerations relating to accepting the Partnership Units in connection with its contribution of property to the Partnership.

(b) such Limited Partner is an "accredited investor" as defined in Rule 501 under the Securities Act, and by reason of its business and financial experience, together with the business and financial experience of those persons, if any, retained by it to represent or advise it with respect to the transactions contemplated by this Agreement, (a) has such knowledge, sophistication and experience in financial and business matters and in making investment decisions of this type, and it is capable of evaluating the merits and risks of an investment in the Partnership and of making an informed investment decision, (b) is capable of protecting its own interest or has engaged representatives or advisors to assist it in protecting its interest, and
(c) is capable of bearing the economic risk of such investment.

(c) such Limited Partner understands that an investment in the Partnership involves substantial risks. Each Limited Partner has been given the opportunity to make a thorough investigation of the proposed activities of the Partnership. Each Limited Partner has been afforded the opportunity to obtain any information deemed necessary by such Limited Partner. Each Limited Partner confirms that all documents, records, and book pertaining to its investment in the Partnership and requested by such Limited Partner have been made available or delivered to such Limited Partner. Each Limited Partner has had an opportunity to ask questions of and receive answers from the Partnership, or from a person or persons acting on the Partnership's behalf, concerning the terms and conditions of the transactions contemplated by this Agreement and its acquisition of Partnership Units. Each Limited Partner has relied upon, and is making its investment decisions, solely upon such information as has been provided to such Limited Partner in writing by the Partnership.

(d) The Partnership Units issued or to be issued to each Limited Partner by the Partnership will be held or acquired by such Limited Partner for its own account for investment only and not with a view to, or with any intention of, a distribution or resale thereof, in whole or in part, or the grant of any participation therein, without prejudice, however, to such Limited Partner's right (subject to the terms of this Agreement) at all times to sell or otherwise dispose of all or any part of its Partnership Units under an exemption from such registration available under the Securities Act and applicable state securities laws, and subject, nevertheless, to the disposition of its assets being at all times within its control. Each Limited Partner was not formed for the specific purpose of acquiring an interest in the Partnership.

Each Limited Partner agrees and acknowledges that (i) the Partnership Units issued or to be issued to such Limited Partner have not been registered under the Securities Act or state securities laws by reason of a specific exemption or exemptions from registration under the Securities Act and applicable state securities laws and, if such Partnership Units are represented by certificates, such certificates will bear a legend to such effect; (ii) the Partnership's reliance on such exemptions is predicated in part on the accuracy and completeness of the representations, warranties and covenants of such Limited Partner contained herein; (iii) such Partnership Units, therefore, cannot be resold unless registered under the Securities Act and applicable state securities laws, or unless an exemption from registration is available; (iv) there is no public market for such Partnership Units; (v) notwithstanding anything to the contrary set forth in this Agreement, Partnership Units issued to such Limited Partner may not be Transferred unless the General Partner determines that the Transfer of the same is a valid private placement under applicable federal and state securities laws; and (vi) the Partnership has no obligation or intention to register such Partnership Units for resale under the Securities Act or any state securities laws or to take any action that would make available any exemption from the registration requirements of such laws. Each Limited Partner hereby acknowledges that because of the restrictions on Transfer of such Partnership Units to be issued hereunder, such Limited Partner may have to bear the economic risk of the investment commitment evidenced by this Agreement for an indefinite period of time.

13.14 ORIGINAL GENERAL PARTNER REPRESENTATIONS. Each of the Current General Partners, hereby, jointly and severally, represents and warrants to the General Partner, the Special Limited Partner and the Partnership, as of the date hereof, as follows:

(a) There is no litigation pending or, after due and diligent inquiry, to the best of such Current General Partner's knowledge, threatened, (i) against the Partnership, or (ii) any of the Current General Partners relating to the operation or management of the Partnership or any of the Partnership's current or prior assets.

(b) The Partnership is a limited partnership duly organized, validly existing and in good standing under the laws of the State of California. This Agreement will not violate any provision of any agreement or judicial or administrative order to which the Partnership or its current or prior assets are subject. The Partnership and its operations are (and have at all times in the past been) in compliance with all applicable laws.

(c) There are no outstanding (i) liabilities, debts, obligations or responsibilities of the Partnership (including, without limitation, debts owed by the Partnership to any of the Partners or any other Person), or (ii) written or oral agreements to which the Partnership is subject or its assets bound, which have not been disclosed to the General Partner, in writing, prior to the date hereof.

(d) None of the Current General Partners is or has been the subject of any Bankruptcy.

13.15 POWER OF ATTORNEY. Each Limited Partner and each Assignee hereby irrevocably constitutes and appoints the General Partner, any Liquidating Trustee, and authorized officers and attorneys-in-fact of each, and each of those acting singly, in each case with full power of substitution, as its true and lawful agent and attorney-in-fact, coupled with an interest, with full power and authority in its name, place and stead to:

(1) execute, swear to, seal, acknowledge, deliver, file and record in the appropriate public offices (a) all certificates, documents and other instruments (including, without limitation, this Agreement and the Certificate and all amendments, supplements or restatements thereof) that the General Partner or the Liquidating Trustee deems appropriate or necessary to form, qualify or continue the existence or qualification of the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability to the extent provided by applicable law) in the State of California and in all other jurisdictions in which the Partnership may conduct business or own property; (b) all instruments that the General Partner deems appropriate or necessary to reflect any amendment, change, modification or restatement of this Agreement in accordance with its terms; (c) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reflect the dissolution and liquidation of the Partnership pursuant to the terms of this Agreement, including, without limitation, a certificate of cancellation; (d) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reflect the distribution or exchange of assets of the Partnership pursuant to the terms of this Agreement; (e) all instruments relating to the dissolution, liquidation or winding up of the Partnership or the admission, withdrawal, removal or substitution of any Partner or any of the other events described in, Article VIII, Article IX or Section 13.7 hereof or the Capital Contribution of any Partner; and (f) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges relating to Partnership Interests; and

(2) execute, swear to, acknowledge and file all ballots, consents, approvals, waivers, certificates and other instruments appropriate or necessary, in the sole and absolute discretion of the General Partner, to make, evidence, give, confirm or ratify any vote, consent, approval, agreement or other action that is made or given by the Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole and absolute discretion of the General Partner, to effectuate the terms or intent of this Agreement.

Nothing contained herein shall be construed as authorizing the General Partner to amend this Agreement except in accordance with this Article XIII hereof or as may be otherwise expressly provided for in this Agreement.

The foregoing power of attorney is hereby declared to be irrevocable and a special power coupled with an interest, in recognition of the fact that each of the Limited Partners and Assignees will be relying upon the power of the General Partner to act as contemplated by this Agreement in any filing or other action by it on behalf of the Partnership, and it shall survive and not be affected by the subsequent Incapacity of any Limited Partner or Assignee and the Transfer of all or any portion of such Limited Partner's or Assignee's Partnership Units or Partnership Interest and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the General Partner, acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee hereby waives any and all defenses that may be available to contest, negate or disaffirm the action of the General Partner, taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the General Partner or the Liquidating Trustee, within fifteen (15) days after receipt of the General Partner's or the Liquidating Trustee's request therefor, such further designation, powers of attorney and other instruments as the General Partner or the Liquidating Trustee, as the case may be, deems necessary to effectuate this Agreement and the purposes of the Partnership.

13.16 THIRD PARTY BENEFICIARY. Essex is and is hereby deemed a third party beneficiary of this Agreement to the extent of the option granted to Essex pursuant to Section 11.1(b) hereof and the other rights granted to Essex hereunder, and Essex shall have the right to directly enforce such option and all other rights provided to Essex pursuant to this Agreement. Neither Section
7.13 (nor the definition of "REIT Requirements"), Section 9.4 nor Section 11.1 (nor the definition of "Charter") shall be modified in any manner without Essex's prior written consent in Essex's sole discretion.

13.17 COSTS OF AGREEMENT. All costs incurred in connection with the preparation and execution of this Agreement shall be paid by the Partnership.

IN WITNESS WHEREOF, this Agreement is hereby entered into among the undersigned Partners as of the date first written above.

GENERAL PARTNER: ESSEX MANAGEMENT CORPORATION, a California corporation



By: ________________________________________________

Name:_______________________________________________

Its: _______________________________________________



SPECIAL LIMITED
PARTNER:

ESSEX PORTFOLIO, L.P., a
California limited partnership

By: ESSEX PROPERTY TRUST, INC., a
    Maryland corporation



By: __________________________________________

Name: _________________________________________

Its: _____________________________

LIMITED PARTNERS:

NOTICE: BY EXECUTING THIS AGREEMENT YOU ARE AGREEING TO HAVE ANY DISPUTE ARISING OUT OF THE MATTERS INCLUDED IN THE "ARBITRATION OF DISPUTES" PROVISION IN
ARTICLE XII (THE "ARBITRATION PROVISION") DECIDED BY NEUTRAL ARBITRATION AS PROVIDED BY SUCH ARBITRATION PROVISION AND BY CALIFORNIA LAW AND YOU ARE GIVING UP ANY RIGHTS YOU MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL EXCEPT AS SPECIFICALLY INCLUDED IN THE ARBITRATION PROVISION. BY EXECUTING THIS AGREEMENT YOU ARE GIVING UP YOUR JUDICIAL RIGHTS TO DISCOVERY AND APPEAL, UNLESS THOSE RIGHTS ARE SPECIFICALLY INCLUDED IN THE ARBITRATION PROVISION. IF YOU REFUSE TO SUBMIT TO ARBITRATION AFTER AGREEING TO THE ARBITRATION PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER THE AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. YOUR AGREEMENT TO THE ARBITRATION PROVISION IS VOLUNTARY.

THE UNDERSIGNED HAS READ AND UNDERSTANDS THE FOREGOING AND AGREES TO SUBMIT DISPUTES ARISING OUT OF THE MATTERS INCLUDED IN THE ARBITRATION PROVISION TO NEUTRAL ARBITRATION.


/s/ Edwin E. Murphy                             /s/ Richard Lawson
Edwin E. Murphy                                 Richard Lawson

/s/ Susan Lawson                                /s/ G.B. 1992 Family Partnership
Susan Lawson                                    G.B. 1992 Family Partnership

/s/ Ann M. Barry Trust                          /s/ Tillmanns Family Trust
Ann M. Barry Trust                              Tillmanns Family Trust

/s/ Sally Tillmanns                             /s/ Rosser Revocable Trust
Sally Tillmanns                                 Rosser Revocable Trust

/s/ Meltzer Family Partnership                  /s/ Harvard Holmes Trust
Meltzer Family Partnership                      Harvard Holmes Trust

/s/ Michael Lamarche                            /s/ Gaylord Mossing
Michael Lamarche                                Gaylord Mossing

/s/ Rene Marasigan, M.D. and                    /s/ Carmita Mossing
Ramona Marasigan 4/86 Trust                     Carmita Mossing
Rene Marasigan, M.D. and
Ramona Marsigan 4/86 Trust

/s/ Robert Mindelzun                            /s/ Naomi Mindelzun
Robert Mindelzun                                Naomi Mindelzun

/s/ Kent Jonas                                  /s/ Joan Graff
Kent Jonas                                      Joan Graff

/s/ Tom Fierravanti                             /s/ Karen Fierravanti
Tom Fierravanti                                 Karen Fierravanti

/s/ Flemming & Diane Nielsen Trust              /s/ Robert Hawke
Flemming & Diane Nielsen Trust                  Robert Hawke

/s/ Delores Hawke                               /s/ Gilbert Winter
Delores Hawke                                   Gilbert Winter

/s/ Irene Winter                                /s/ Anmol Mahal, M.D.
Irene Winter                                    Anmol Mahal, M.D.

/s/ Dennis Kinoshita                            /s/ Sylvia Prozan
Dennis Kinoshita                                Sylvia Prozan


/s/ Jean C. Baptist                             /s/ Donald V. Baptist
Jean C. Baptist                                 Donald V. Baptist

/s/ James Fuqua                                 /s/ Craig Zimmerman
James Fuqua                                     Craig Zimmerman

/s/ Hanover Property Company, a California Corporation
Hanover Property Company

/s/ Oscar E. Espinas, M.D. Profit Sharing Plan Trust
Oscar E. Espinas, M.D.

The following exhibit to this First Amended and Restated Agreement of Limited Partnership of Western-Highridge Investors, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.

Exhibit A:     Partners and Addresses

The following exhibit to this First Amended and Restated Agreement of Limited Partnership of Western-Highridge Investors, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.

Exhibit B:     Examples Regarding Adjustment Factor

The following exhibit to this First Amended and Restated Agreement of Limited Partnership of Western-Highridge Investors, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.

Exhibit C:     Notice of Redemption

The following exhibit to this First Amended and Restated Agreement of Limited Partnership of Western-Highridge Investors, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.

Exhibit E:     Allocations

           FIRST AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                          WESTERN-HIGHRIDGE INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           ---------------------------


THE LIMITED PARTNERSHIP INTERESTS REFERRED TO HEREIN HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR, UNLESS IT HAS BEEN CONFIRMED TO YOU IN WRITING, WITH ANY STATE REGULATORY AGENCY. THESE LIMITED PARTNERSHIP INTERESTS MUST BE ACQUIRED FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND, EXCEPT AS SPECIFICALLY PROVIDED IN THIS PARTNERSHIP AGREEMENT, MAY NOT BE MORTGAGED, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED OR OFFERED TO BE SO TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH LIMITED PARTNERSHIP INTERESTS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND THE REGULATIONS PROMULGATED PURSUANT THERETO AND ANY APPLICABLE STATE LAW (UNLESS EXEMPT THEREFROM), AND WITHOUT COMPLIANCE WITH THE REQUIREMENTS SET FORTH IN THIS PARTNERSHIP AGREEMENT.

NO STATE OR FEDERAL SECURITY COMMISSIONERS OR STATE OR FEDERAL REGULATORY AGENCIES HAVE PASSED UPON THE VALUE OF THE SECURITIES, NOR HAVE THEY APPROVED OR DISAPPROVED THE OFFERING. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

                            * * * * * * * * * * * * *

                                TABLE OF CONTENTS

ARTICLE I DEFINITIONS; ETC.....................................................1

1.1  Definitions...............................................................1
1.2  Exhibit, Etc.............................................................16

ARTICLE II ORGANIZATION.......................................................16

2.1 Continuation of Partnership...............................................16
2.2  Name.....................................................................16
2.3  Character of the Business................................................16
2.4  Partnership Only for Purposes Specified..................................17
2.5  Location of the Principal Place of Business..............................17
2.6  Agent for Service of Process.............................................17
2.7  Admission of New General Partner; Removal of Existing General Partners...17
2.8  Certificates of Ownership................................................17

ARTICLE III TERM..............................................................18

3.1  Commencement.............................................................18
3.2  Termination..............................................................18

ARTICLE IV CONTRIBUTIONS TO CAPITAL...........................................18

4.1  General Partner and Special Limited Partner Capital Contributions........18
4.2  Limited Partner Capital Contributions....................................18
4.3  Additional Funds.........................................................18
4.4  Contributions of Property................................................19
4.5  No Third Party Beneficiary...............................................20
4.6  No Interest; No Return...................................................20

ARTICLE V CONCURRENT TRANSACTIONS.............................................20

5.1  Concurrent Transactions..................................................20

ARTICLE VI ALLOCATIONS AND OTHER TAX AND ACCOUNTING MATTERS...................20

6.1  Allocations..............................................................20
6.2  Distributions............................................................20
6.3  Withholding..............................................................21
6.4  Books of Account.........................................................21
6.5  Reports..................................................................21
6.6  [Intentionally Omitted]..................................................22
6.7  Tax Elections and Returns................................................22
6.8  Tax Matters Partner......................................................22

ARTICLE VII RIGHTS, DUTIES AND RESTRICTIONS OF THE GENERAL PARTNER............23

7.1  Expenditures by Partnership..............................................23
7.2  Powers and Duties of General Partner.....................................23
7.3  Major Decisions..........................................................26
7.4  Actions with Respect to Certain Documents................................26
7.5  Other Business of General Partner and Special Limited Partner............27
7.6  Contracts With Affiliates................................................27
7.7  Proscriptions............................................................27
7.8  Additional Partners......................................................28
7.9  Title Holder.............................................................28
7.10  Compensation of the General Partner.....................................28

7.11  Waiver and Indemnification..............................................28
7.12  Contracts With Controlled Entities......................................29
7.13  Operation in Accordance with REIT Requirements..........................29

ARTICLE VIII DISSOLUTION, LIQUIDATION AND WINDING-UP..........................30

8.1  Liquidating Events.......................................................30
8.2  Accounting...............................................................30
8.3  Distribution on Dissolution..............................................30
8.4  Timing Requirements......................................................31
8.5  Sale of Partnership Assets...............................................31
8.6  Distributions in Kind....................................................31
8.7  Documentation of Liquidation.............................................32
8.8  Liability of the Liquidating Trustee.....................................32

ARTICLE IX TRANSFER OF PARTNERSHIP INTERESTS..................................32

9.1  General Partner and Special Limited Partner Transfers....................32
9.2  Transfers by Limited Partners............................................33
9.3  Issuance of Additional Partnership Interests and Admittance of Additional
     Partners.................................................................34
9.4  Restrictions on Transfer.................................................34

ARTICLE X RIGHTS AND OBLIGATIONS OF THE LIMITED PARTNERS......................35

10.1  No Participation in Management..........................................35
10.2  Bankruptcy of a Limited Partner and Certain Other Events................35
10.3  No Withdrawal...........................................................35
10.4  Duties and Conflicts....................................................35

ARTICLE XI GRANT OF RIGHTS TO LIMITED PARTNERS................................36

11.1  Grant of Rights.........................................................36
11.2  Partnership Right to Call Limited Partner Interest......................40
11.3  Other Redemptions.......................................................41

ARTICLE XII ARBITRATION OF DISPUTES...........................................41

12.1  Arbitration.............................................................41
12.2  Procedures..............................................................41
12.3  Binding Character.......................................................43
12.4  Exclusivity.............................................................43
12.5  No Alteration of Agreement..............................................43

ARTICLE XIII GENERAL PROVISIONS...............................................44

13.1  Notices.................................................................44
13.2  Successors..............................................................44
13.3  Effect and Interpretation...............................................44
13.4  Counterparts............................................................44
13.5  Partners Not Agents.....................................................44
13.6  Entire Understanding; Etc...............................................44
13.7  Amendments..............................................................44
13.8  Severability............................................................45
13.9  Trust Provision.........................................................45
13.10  Pronouns and Headings..................................................45
13.11  Assurances.............................................................45
13.12  Tax Consequences.......................................................45
13.13  Securities Representations.............................................45
13.14  Original General Partner Representations...............................47

13.15  Power of Attorney......................................................47
13.16  Third Party Beneficiary................................................48
13.17  Costs of Agreement.....................................................49




                                                     EXHIBITS

A        Partners and Addresses
B        Examples Regarding Adjustment Factor
C        Notice of Redemption
D        Intentionally Omitted
E        Allocations

                           FIRST AMENDED AND RESTATED

                        AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                          WESTERN-HIGHRIDGE INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP


                               ------------------

           FIRST AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                          IRVINGTON SQUARE ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP


         THIS FIRST AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP is made and entered into as of the 1st day of January, 1997, by and among the undersigned parties.

                              W I T N E S S E T H:

         WHEREAS, pursuant to that certain Agreement of Limited Partnership entered into as of March 4, 1985, as amended (the "Original Agreement"), the parties to the Original Agreement formed Irvington Square Associates, a California limited partnership (the "Partnership"), pursuant to the California Revised Limited Partnership Act as set forth in Title 2, Chapter 3 of the California Corporations Code, subject to the terms and conditions of the Original Agreement; and

         WHEREAS, the parties, hereto, constituting all of the partners in the Partnership, hereby desire to amend, restate and supersede the Original Agreement in its entirety, pursuant to the terms and conditions hereof.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereto, intending legally to be bound, hereby amend, restate and supersede the Original Agreement, in its entirety, to provide as follows:

                                   ARTICLE 1
                                DEFINITIONS; ETC.

1.1 DEFINITIONS. Except as otherwise herein expressly provided, the following terms and phrases shall have the meanings set forth below:

                         "ACCOUNTANTS"   shall   mean   the  firm  or  firms  of
                    independent certified public accountants selected by the General Partner on behalf of the Partnership.

                         "ACQUISITION  COST" shall have the meaning set forth in
                    Section 4.1 hereof.

                         "ACT"  shall  mean  the  California   Revised   Limited
                    Partnership Act, California Corporations Code Sections 15611, et seq., as the same may hereafter be amended from time to time.

                         "ADDITIONAL INTERESTS" shall have the meaning set forth
                    in Section 9.3 hereof.

                         "ADDITIONAL  PARTNER"  shall have the meaning set forth
                    in Section 9.3 hereof.

                         "ADJUSTED  CAPITAL  ACCOUNT  DEFICIT" shall mean,  with
                    respect to any Limited Partner, the deficit balance, if any, in such Partner's Capital Account as of the end of any relevant fiscal year and after giving effect to the following adjustments:

(a) credit to such Capital Account any amounts which such Partner is obligated or treated as obligated to restore with respect to any deficit balance in such Capital Account pursuant to Section 1.704-1(b)(2)(ii)(c) of the Regulations, or is deemed to be obligated to restore with respect to any deficit balance pursuant to the penultimate sentences of Sections 1.704-2(g)(1) and 1.704-2(i)(5) of the Regulations; and

(b)  debit  to  such   Capital   Account   the  items   described   in  Sections
1.704-1(b)(2)(ii)(d)(4), (5) and (6) of the Regulations.

The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the requirements of the alternate test for economic effect contained in Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

                         "ADJUSTMENT  DATE"  shall have the meaning set forth in
                    Section 4.3(a)(ii) hereof.

                         "ADJUSTMENT FACTOR" means 1.0; provided,  however, that
                    in the event that:

(a) Essex (as hereinafter defined) (i) declares or pays a dividend on the outstanding REIT Shares (as hereinafter defined) in REIT Shares or makes a distribution to all holders of its outstanding REIT Shares in REIT Shares, (ii) splits or subdivides its outstanding REIT Shares or (iii) effects a reverse stock split or otherwise combines its outstanding REIT Shares into a smaller number of REIT Shares, the Adjustment Factor shall be adjusted by multiplying the Adjustment Factor previously in effect by a fraction, (1) the numerator of which shall be the number of REIT Shares issued and outstanding on the record date for such dividend, distribution, split, subdivision, reverse split or combination (assuming for such purposes that such dividend, distribution, split, subdivision, reverse split or combination has occurred as of such time) and (2) the denominator of which shall be the actual number of REIT Shares (determined without the above assumption) issued and outstanding on the record date for such dividend, distribution, split, subdivision, reverse split or combination;

(b) Essex distributes any rights, options or warrants to all holders of its REIT Shares to subscribe for or to purchase or to otherwise acquire REIT Shares (or other securities or rights convertible into, exchangeable for or exercisable for REIT Shares) at a price per share less than the Value of a REIT Share on the record date for such distribution (each a "Distributed Right"), then the Adjustment Factor shall be adjusted by multiplying the Adjustment Factor previously in effect by a fraction, (i) the numerator of which shall be the number of REIT Shares issued and outstanding on the record date plus the maximum number of REIT Shares purchasable under such Distributed Rights, and (ii) the denominator of which shall be the number of REIT Shares issued and outstanding on the record date plus a fraction, (1) the numerator of which is the maximum number of REIT Shares purchasable under such Distributed Rights times the minimum purchase price per REIT Share under such Distributed Rights, and (2) the denominator of which is the Value of a REIT Share as of the record date;

provided, however, that, if any such Distributed Rights expire or become no longer exercisable, then the Adjustment Factor shall be adjusted, effective retroactive to the date of distribution of the Distributed Rights, to reflect a reduced maximum number of REIT Shares or any change in the minimum purchase price for the purposes of the above fractions; or

(c) Essex shall, by dividend or otherwise, distribute to all holders of outstanding REIT Shares evidences of its indebtedness or assets (including securities, but excluding any dividend or distribution referred to in subsection
(a) above), which evidences of indebtedness or assets relate to assets not received by Essex pursuant to a pro rata distribution by the Partnership, then the Adjustment Factor shall be adjusted to equal the amount determined by multiplying the Adjustment Factor in effect immediately prior to the close of business on the date fixed for determination of shareholders entitled to receive such distribution by a fraction, (i) the numerator shall be the Value on the date fixed for such determination and (ii) the denominator shall be the Value on the dated fixed for such determination less the then fair market value (as determined by Essex, whose determination shall be conclusive) of the portion of the evidences of indebtedness or assets so distributed applicable to one REIT Share.

Any adjustments to the Adjustment Factor shall become effective immediately after the effective date of such event, retroactive to the record date, if any, for such event; provided, however, that any Limited Partner may waive, by written notice to the General Partner, the effect of any adjustment which results in an increase (but not a decrease) to the Adjustment Factor applicable to the Partnership Units held by such Limited Partner, and, thereafter, such adjustment will not be effective as to such Partnership Units. For illustrative purposes only, examples of adjustments to the Adjustment Factor are set forth on Exhibit B attached hereto.

                         "ADMINISTRATIVE    EXPENSES"   shall   mean   (i)   all
                    administrative and operating costs and expenses incurred by the Partnership, and (ii) those administrative costs and expenses of the General Partner and the Special Limited Partner, including salaries paid to officers of the General Partner and the Special Limited Partner, and accounting and legal expenses undertaken by the General Partner and the Special Limited Partner on behalf or for the benefit of the Partnership.

                         "AFFILIATE" shall mean, with respect to any Partner (or
                    as to any other person the  affiliates  of whom are relevant for purposes of any of the  provisions  of this  Agreement),
                    (i) any member of the Immediate Family of such Partner; (ii) any trustee or beneficiary of a Partner; (iii) any legal representative, successor, or assignee of any Person referred to in the preceding clauses (i) and (ii); (iv) any trustee for the benefit of any Person referred to in the preceding clauses (i) through (iii); or (v) any Entity which directly or indirectly through one or more intermediaries, Controls, is Controlled by, or is under common Control with, any Person referred to in the preceding clauses (i) through
                    (iv).

                         "AGREEMENT"  shall mean this First Amended and Restated
                    Agreement of Limited Partnership, as originally executed and as amended, modified, supplemented or restated from time to time, as the context requires.

                         "APPLICABLE  PERCENTAGE"  has the  meaning set forth in
                    Section 11.1(b) hereof.

                         "ARBITRATION RULES" shall have the meaning set forth in
                    Section 12.1 hereof.

                         "ASSIGNEE"  shall  mean a  Person  to whom  one or more
                    Partnership Units have been Transferred in a manner permitted under this Agreement, but who has not become a Substituted Limited Partner.

                         "AVAILABLE CASH" shall mean, with respect to any fiscal
                    period of the Partnership, the excess, if any, of "Receipts" over "Expenditures." For purposes hereof, the term "Receipts" means the sum of all cash receipts of the Partnership from all sources for such period, (x) including
                    (i) Net Sale Proceeds and Net Financing Proceeds and (ii) any amounts held as reserves as of the last day of such period which the General Partner reasonably deems to be in excess of necessary reserves as determined below, and (y) excluding Capital Contributions. The term "Expenditures" means the sum of (a) all cash expenses of the Partnership for such period, (b) the amount of all payments of principal and interest on account of any indebtedness of the Partnership including payments of principal and interest on account of Partner Loans, or amounts due on such indebtedness during such period, (c) any amount distributed or paid in redemption of Partnership Units pursuant to
                    Article XI hereof, including, without limitation, any Cash Amount paid, and (d) such additional cash reserves as of the last day of such period as the General Partner deems necessary for any capital or operating expenditure permitted hereunder, but excluding all amounts payable under the clauses (a), (b), (c) and (d) above with the proceeds of Capital Contributions, as determined by the General Partner.

                         "BANKRUPTCY"  shall mean,  with respect to any Partner,
                    (i) the commencement by such Partner of any proceeding seeking relief under any provision or chapter of the federal Bankruptcy Code or any other federal or state law relating to insolvency, bankruptcy or reorganization, (ii) an adjudication that such Partner is insolvent or bankrupt;
                    (iii) the entry of an order for relief under the federal Bankruptcy Code with respect to such Partner, (iv) the filing of any such petition or the commencement of any such case or proceeding against such Partner, unless such petition and the case or proceeding initiated thereby are dismissed within ninety (90) days from the date of such filing, (v) the filing of an answer by such Partner admitting the allegations of any such petition, (vi) the appointment of a trustee, receiver or custodian for all or substantially all of the assets of such Partner unless such appointment is vacated or dismissed within ninety (90) days from the date of such appointment but not less than five (5) days before the proposed sale of any assets of such Partner,
                    (vii) the insolvency of such Partner or the execution by such Partner of a general assignment for the benefit of creditors, (viii) the failure of such Partner to pay its debts as they mature, (ix) the levy, attachment, execution or other seizure of all or substantially all of the assets of such Partner where such seizure is not discharged within thirty (30) days thereafter, or (x) the admission by such Partner in writing of its inability to pay its debts as they mature or that it is generally not paying its debts as they become due.

                         "CAPITAL  ACCOUNT"  shall  mean,  with  respect  to any
                    Partner, the separate "book" account which the Partnership shall establish and maintain for such Partner in accordance with Section 704(b) of the Code and Section 1.704-1(b)(2)(iv) of the Regulations and such other provisions of Section 1.704-1(b) of the Regulations that must be complied with in order for the Capital Accounts to be determined in accordance with the provisions of said Regulations. In furtherance of the foregoing, the Capital Accounts shall be maintained in compliance with Section 1.704-1(b)(2)(iv) of the Regulations; and the provisions hereof shall be interpreted and applied in a manner consistent therewith. In the event that any Partnership Interest is transferred in accordance with the terms of this Agreement, the Capital Account, at the time of the transfer, of the transferor attributable to the transferred interest shall carry over to the transferee.

                         "CAPITAL  CONTRIBUTION" shall mean, with respect to any
                    Partner, the amount of money and the initial Gross Asset Value of any property other than money contributed by such Partner to the Partnership pursuant to the terms of this Agreement (net of liabilities secured by such property that the Partnership is considered to assume or take subject to under Section 752 of the Code). Gross Asset Value shall be calculated as provided herein.

                         "CASH  AMOUNT" means (1) the lesser of (A) an amount of
                    cash equal to the product of (i) the product of (a) the Value of a REIT Share and (b) the REIT Shares Amount determined as of the applicable Valuation Date, and (ii) 0.98, or (B) in the case of a Declination followed by a Public Offering Funding, the Public Offering Funding Amount, plus (2) all accrued but unpaid distributions, if any, with respect to the Tendered Units, pursuant to Section 6.2(b).

                         "CERTIFICATE"  shall  mean the  Certificate  of Limited
                    Partnership establishing the Partnership, as filed with the office of the California Secretary of State, as the same has been amended and may be amended from time to time in accordance with the terms of the Original Agreement, this Agreement and the Act.

                         "CHARTER"   means  the   Articles  of   Amendment   and
                    Restatement of Essex filed with the Maryland State Department of Assessments and Taxation on July 5, 1995, as amended, supplemented or restated from time to time.

                         "CODE" shall mean the Internal Revenue Code of 1986, as
                    amended from time to time.

                         "CONSENT  OF THE  LIMITED  PARTNERS"  means the written
                    consent of a Majority-In-Interest of the Limited Partners, which Consent shall be obtained prior to the taking of any action for which it is required by this Agreement and may be given or withheld by a Majority-In-Interest of the Limited Partners, unless otherwise expressly provided herein, in their sole and absolute discretion.

                         "CONTRIBUTED FUNDS" shall have the meaning set forth in
                    Section 4.3(a)(ii) hereof.

                         "CONTRIBUTED PROPERTY" shall have the meaning set forth
                    in Section 4.1 hereof.

                         "CONTROL" shall mean the ability, whether by the direct
                    or indirect ownership of shares or other equity interests, by contract or otherwise, to elect a majority of the directors of a corporation, to select the managing partner of a partnership, or otherwise to select, or have the power to remove and then select, a majority of those persons exercising governing authority over an Entity. In the case of a limited partnership, the sole general partner, all of the general partners to the extent each has equal management control and authority, or the managing general partner or managing general partners thereof shall be deemed to have control of such partnership and, in the case of a trust, any trustee thereof or any Person having the right to select any such trustee shall be deemed to have control of such trust.

                         "CONTROLLED  ENTITY"  shall mean,  with  respect to any
                    Limited Partner or Person, any Entity which directly or indirectly Controls, is Controlled by, or is under common Control with, such Limited Partner or Person.

                         "CURRENT  GENERAL  PARTNERS" shall have the meaning set
                    forth in Section 2.7 hereof.

                         "CUT-OFF  DATE"  means the tenth  (10th)  business  day
                    after  the  General   Partner's   receipt  of  a  Notice  of
                    Redemption.

                         "DECLINATION"  has the  meaning  set  forth in  Section
                    11.1(d) hereof.

                         "DEMAND  NOTICE"  shall have the  meaning  set forth in
                    Section 12.2 hereof.

                         "DEPRECIATION" shall mean, with respect to any asset of
                    the Partnership for any fiscal year or other period, the depreciation, depletion or amortization, as the case may be, allowed or allowable for Federal income tax purposes in respect of such asset for such fiscal year or other period; provided, however, that if there is a difference between the Gross Asset Value and the adjusted tax basis of such asset, Depreciation shall mean "book depreciation, depletion or amortization" as determined under Section 1.704-1(b)(2)(iv)(g)(3) of the Regulations.

                         "DISTRIBUTED  RIGHT" has the  meaning  set forth in the
                    definition of "Adjustment Factor."

                         "ENTITY"  shall mean any general  partnership,  limited
                    partnership, limited liability partnership, limited liability company, corporation, joint venture, trust, business trust, cooperative or association.

                         "ERISA"  shall  mean  the  Employee  Retirement  Income
                    Security Act of 1974, as amended from time to time (or any corresponding provisions of succeeding laws).

                         "ESSEX"  shall  mean  Essex  Property  Trust,  Inc.,  a
                    Maryland corporation, the general partner of the Special Limited Partner.

                         "EXCHANGE  ACT" means the  Securities  Exchange  Act of
                    1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

                         "EXPENDITURES"  shall have the meaning set forth in the
                    definition of Available Cash.

                         "FISCAL  YEAR"  shall  mean  the  fiscal  year  of  the
                    Partnership, which shall be the calendar year.

                         "FUNDING  DATE"  shall  mean the date on which  (i) the
                    General Partner or the Special Limited Partner makes a Partner Loan, or (ii) the Partnership receives Contributed Funds pursuant to Section 4.3(a)(ii) hereof.

                         "FUNDING  LOAN  PROCEEDS"   shall  mean  the  net  cash
                    proceeds received by the General Partner or the Special Limited Partner, as applicable, in connection with any Funding Loan, after deduction of all costs and expenses incurred by the General Partner or the Special Limited
                    Partner,  as  applicable,  in  connection  with such Funding
                    Loan.

                         "FUNDING   LOAN(S)"   shall  mean  any   borrowing   or
                    refinancing of borrowings by or on behalf of the General Partner or the Special Limited Partner, as applicable, from any Person (including, without limitation, the General Partner and the Special Limited Partner) for the purpose of advancing the Funding Loan Proceeds to the Partnership as a loan pursuant to Section 4.3(a)(i) hereof.

                         "GENERAL   PARTNER"   shall   mean   Essex   Management
                    Corporation, a California corporation, its duly admitted successors and assigns and any other Person who is a general partner of the Partnership at the time of reference thereto.

                         "GROSS  ASSET  VALUE"  shall mean,  with respect to any
                    asset of the Partnership, such asset's adjusted basis for Federal income tax purposes, except as follows:

(a) the Gross Asset Value of any asset contributed to the Partnership by a Partner shall be the gross fair market value of such asset as determined by the General Partner, in its reasonable discretion, provided that the General Partner's determination of the gross fair market value of any asset pursuant to this paragraph (a) shall be deemed reasonable unless contested by the contributing Partner (i) within sixty (60) days after such determination, with respect to contributions by existing Partners, or (ii) prior to the contributing Partner's execution of any document admitting such Partner as a Partner in the Partnership, with respect to new Partners;

(b)if the General Partner reasonably determines that an adjustment is necessary or appropriate to reflect the relative economic interests of the Partners, the Gross Asset Values of all Partnership assets shall be adjusted to equal their respective gross fair market values, as reasonably determined by the General Partner, as of the following times:

(i) a Capital Contribution (other than a de minimis Capital Contribution) to the Partnership by the General Partner or a new or existing Limited Partner as consideration for a Partnership Interest;

(ii) the distribution by the Partnership to a Partner of more than a de minimis amount of Partnership property as consideration for the redemption of a Partnership Interest;

(iii) the liquidation of the Partnership within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations; and

(iv) at such other times as the General Partner shall reasonably determine necessary or advisable in order to comply with Regulations Sections 1.704-1(b) and 1.704-2.

(c) the Gross Asset Values of Partnership assets distributed to any Partner shall be the gross fair market values of such assets (taking Section 7701(g) of the Code into account) as determined by the General Partner, in its reasonable discretion, as of the date of distribution, provided that the General Partner's determination of the gross fair market value of any asset pursuant to this paragraph (c) shall be deemed reasonable unless contested within sixty (60) days after such distribution; and

(d) the Gross Asset Values of Partnership assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Section 734(b) or 743(b) of the Code, but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Section 1.704-1(b)(2)(iv)(m) of the Regulations (see attached Exhibit E); provided, however, that Gross Asset Values shall not be adjusted pursuant to this paragraph to the extent that the General Partner reasonably determines that an adjustment pursuant to paragraph (b) above is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this paragraph (d).

At all times, Gross Asset Values shall be adjusted by any Depreciation taken into account with respect to the Partnership's assets for purposes of computing Net Income and Net Loss. Any adjustment to the Gross Asset Values of Partnership property shall require an adjustment to the Partners' Capital Accounts; as for the manner in which such adjustments are allocated to the Capital Accounts, see paragraph (c) of the definition of Net Income and Net Loss in the case of adjustment by Depreciation, and paragraph (e) of said definition in all other cases.

                         "IMMEDIATE  FAMILY MEMBER" shall mean,  with respect to
                    any Person that is an individual, such Person's spouse, parents, parents-in-law, aunts, uncles, descendants, nephews, nieces, brothers, sisters, brothers-in-law, sisters-in-law and children-in-law, provided that the General Partner has been (a) notified of such individual and
                    (b) provided with any and all documentation reasonably requested by the General Partner to verify that such individual is an Immediate Family Member.

                         "LIEN"  shall  mean  any  liens,   security  interests,
                    mortgages, deeds of trust, charges, claims, encumbrances, pledges, options, rights of first offer or first refusal and any other rights or interests of others of any kind or nature, actual or contingent, or other similar encumbrances of any nature whatsoever.

                         "LIMITED  PARTNERS"  shall  mean  the  Special  Limited
                    Partner and those Persons listed under the heading "Limited Partners" on the signature page hereto in their respective capacities as limited partners of the Partnership or any

                    Person who, at the time of reference thereto, is a limited partner of the Partnership (including, without limitation, all Additional Partners and Substituted Limited Partners); provided, however, that "Limited Partners" does not include any Assignee or any unpermitted transferee of a Limited Partner's Partnership Units.

                         "LIQUIDATING EVENT" shall have the meaning set forth in
                    Section 8.1 hereof.

                         "LIQUIDATING  TRUSTEE"  shall mean such  individual  or
                    Entity as is selected as the Liquidating Trustee hereunder by the General Partner (or, in the event that there is no remaining General Partner, an individual or Entity elected by a Majority-in-Interest of the Limited Partners), which individual or Entity may include an Affiliate of the General Partner, provided such Liquidating Trustee agrees in writing to be bound by the terms of this Agreement. The Liquidating Trustee shall be empowered to give and receive notices, reports and payments in connection with the dissolution, liquidation and/or winding-up of the Partnership and shall hold and exercise such other rights and powers as are necessary or required to permit all parties to deal with the Liquidating Trustee in connection with the dissolution, liquidation and/or winding-up of the Partnership.

                         "MAJOR  DECISIONS"  shall have the meaning set forth in
                    Section 7.3 hereof.

                         "MAJORITY-IN-INTEREST  OF THE LIMITED  PARTNERS"  shall
                    mean Limited Partner(s) (other than the Special Limited Partner) who hold in the aggregate more than fifty percent (50%) of the aggregate Partnership Units of all Limited Partners (other than the Special Limited Partner).

                         "MINIMUM GAIN ATTRIBUTABLE TO PARTNER NONRECOURSE DEBT"
                    shall mean "partner nonrecourse debt minimum gain" as determined in accordance with Regulation Section 1.704-2(i)(2).

                         "NET FINANCING  PROCEEDS"  shall mean the cash proceeds
                    received by the Partnership in connection with any borrowing or refinancing of borrowing by or on behalf of the Partnership (whether or not secured), after deduction of all costs and expenses incurred by the Partnership in connection with such borrowing, and after deduction of that portion of such proceeds used to repay any other indebtedness of the Partnership, or any interest or premium thereon.

                         "NET INCOME OR NET LOSS"  shall  mean,  for each fiscal
                    year or other applicable period, an amount equal to the Partnership's net income or loss for such year or period as determined for federal income tax purposes by the Accountants, determined in accordance with Section 703(a) of the Code (for this purpose, all items of income, gain, loss or deduction required to be stated separately pursuant to
                    Section 703(a) of the Code shall be included in taxable income or loss), with the following adjustments: (a) by including as an item of gross income any tax-exempt income received by the Partnership; (b) by treating as a deductible expense any expenditure of the Partnership described in
                    Section 705(a)(2)(B) of the Code (including amounts paid or incurred to organize the Partnership (unless an election is made pursuant to Code Section 709(b)) or to promote the sale of interests in the Partnership and by treating deductions for any losses incurred in connection with the sale or exchange  of  Partnership  property  disallowed  pursuant to
                    Section 267(a)(1) or Section 707(b) of the Code as expenditures described in Section 705(a)(2)(B) of the Code);
                    (c) in lieu of depreciation, depletion, amortization, and other recovery deductions taken into account in computing total income or loss, there shall be taken into account Depreciation; (d) gain or loss resulting from any disposition of Partnership property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of such property rather than its adjusted tax basis; and (e) in the event of an adjustment of the Gross Asset Value of any Partnership asset which requires that the Capital Accounts of the Partnership be adjusted pursuant to Regulation
                    Section 1.704-1(b)(2)(v)(e), (f) and (m), the amount of such adjustment is to be taken into account as additional Net Income or Net Loss pursuant to attached Exhibit E.

                         "NET SALE PROCEEDS" means the cash proceeds received by
                    the Partnership in connection with a sale of any asset by or on behalf of the Partnership after deduction of any costs or expenses incurred by the Partnership, or payable specifically out of the proceeds of such sale (including, without limitation, any repayment of any indebtedness required to be repaid as a result of such sale or which the General Partner elects to repay out of the proceeds of such sale, together with accrued interest and premium, if any, thereon and any sales commissions or other costs and expenses due and payable to any Person in connection with a sale, including to a Partner or its Affiliates).

                         "NONRECOURSE  DEDUCTIONS"  shall have the  meaning  set
                    forth in Sections 1.704-2(b)(1) and (c) of the Regulations.

                         "NONRECOURSE  LIABILITIES"  shall have the  meaning set
                    forth in Section 1.704-2(b)(3) of the Regulations.

                         "NOTICE OF  REDEMPTION"  means the Notice of Redemption
                    substantially in the form of Exhibit C attached to this Agreement.

                         "ORIGINAL  AGREEMENT"  means that certain  Agreement of
                    Limited Partnership of the Partnership entered into as of March 4, 1985.

                         "PARTNER  LOAN"  shall  have the  meaning  set forth in
                    Section 4.3(a)(i) hereof.

                         "PARTNER NONRECOURSE DEDUCTIONS" shall have the meaning
                    set forth in Section 1.704-2(i)(2) of the Regulations.

                         "PARTNERS" shall mean the General Partner,  the Special
                    Limited Partner and the other Limited Partners.

                         "PARTNERSHIP"  means  the  limited  partnership  formed
                    pursuant to the Original Agreement, as the same is amended, restated and superseded hereby and as hereby constituted, as such limited partnership may from time to time in the future be constituted.

                         "PARTNERSHIP   INTEREST"   shall  mean  the   ownership
                    interest of a Partner in the Partnership from time to time, including each Partner's Percentage Interest and such
                    Partner's  Capital  Account.   Wherever  in  this  Agreement
                    reference is made to a particular Partner's Partnership Interest, it shall be deemed to refer to such Partner's Percentage Interest and shall include the proportionate amount of such Partner's other interests in the Partnership which are attributable to or based upon the Partner's Partnership Interest.

                         "PARTNERSHIP  MINIMUM  GAIN" shall have the meaning set
                    forth in Section 1.704-2(b)(2) of the Regulations.

                         "PARTNERSHIP  RECORD  DATE"  shall mean the record date
                    established by the General Partner for the distribution of Available Cash pursuant to Section 6.2 hereof, which record date shall generally be the same as the record date established by the General Partner for a distribution to its shareholders of some or all of its portion of such distribution.

                         "PARTNERSHIP  UNIT" shall mean a fractional,  undivided
                    share of the Partnership Interests of all Partners issued pursuant to the terms of this Agreement. The number of Partnership Units held by the Partners shall be as indicated on attached Exhibit A, as the same may be modified from time to time.

                         "PERCENTAGE  INTEREST"  shall mean, with respect to any
                    Partner, the undivided percentage ownership interest of such Partner in the Partnership, which interest shall be determined by dividing the number of Partnership Units owned by such Partner by the total number of Partnership Units outstanding.

                         "PERSON" shall mean any individual or Entity.

                         "PREFERRED RETURN PER UNIT" means

(a) as to a Limited Partner (other than the Special Limited Partner, except with respect to any Partnership Units contributed to the Special Limited Partner by Essex) or its Assignee (including, without limitation, Essex following the acquisition of Tendered Units pursuant to Section 11.1(b) hereof), the amount provided on Exhibit A with respect to each Partnership Unit held by such Limited Partner; or

(b) in the case of each additional Partnership Unit issued in exchange for additional Capital Contributions as provided in Section 4.3, the amount provided on Exhibit A with respect to the Partner to whom such Partnership Unit is issued.

The Preferred Return Per Unit, being determined with regard to the Partnership's income, shall not constitute a "guaranteed payment" under Code Section 707(c).

                         "PRIMARY  OFFERING NOTICE" has the meaning set forth in
                    Section 11.1(e)(iii) hereof.

                         "PROPERTY" OR "PROPERTIES" shall mean any real property
                    in which the Partnership, directly or indirectly, acquires any ownership leasehold or other interest.

                         "PUBLIC OFFERING  FUNDING" has the meaning set forth in
                    Section 11.1(d)(ii) hereof.

                         "PUBLIC  OFFERING  FUNDING  AMOUNT"  means  the  dollar
                    amount equal to (i) the product of (x) the number of Registrable Shares sold in a Public Offering Funding and (y) the public offering price per share of such Registrable Shares in such Public Offering Funding, less (ii) the aggregate underwriting discounts, and commissions and other expenses incurred by Essex in such Public Offering Funding. "Qualified Individual" shall have the meaning set forth in
                    Section 12.2(b) hereof. "Qualifying Party" means (a) a Limited Partner (other than the Special Limited Partner, an Additional Partner or a Substituted Limited Partner), (b) an Additional Partner or a Substituted Limited Partner (unless the terms of such Additional Partner's or such Substituted Limited Partner's admission to the Partnership otherwise provide), or (c) an Immediate Family Member of a Qualifying Party, or a lending institution as the pledgee of a pledge of Partnership Interests, who is the transferee in a Transfer permitted by this Agreement.

                         "REDEMPTION"  has the  meaning  set  forth  in  Section
                    11.1(a) hereof.

                         "REGISTRABLE  SHARES"  has the  meaning  set  forth  in
                    Section 11.1(d)(ii) hereof.

                         "REGISTRATION  RIGHTS  AGREEMENT"  means  that  certain
                    Registration Rights Agreement dated as of even date herewith by and among Essex and, among others, the Limited Partners (other than the Special Limited Partner).

                         "REGULATIONS"  shall  mean  the  final,   temporary  or
                    proposed Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

                         "REGULATORY  ALLOCATIONS"  shall have the  meaning  set
                    forth in attached Exhibit E.

                         "REIT"  shall mean a real  estate  investment  trust as
                    defined in Section 856 of the Code.

                         "REIT REQUIREMENTS" shall have the meaning set forth in
                    Section 6.2 hereof.

                         "REIT SHARE" shall mean one share of the common  stock,
                    par value $.0001 per share, of Essex Property Trust, Inc.

                         "REIT  SHARES  AMOUNT"  means a number  of REIT  Shares
                    equal to the  product of (a) the number of  Tendered  Units,
                    (b) the Adjustment Factor and (c) the applicable Specific Adjustment Factor, if any, taking into account any applicable Specific Adjustment Limitations, if any; provided, however, that, in the event that Essex issues to all holders of REIT Shares as of a certain record date rights, options, warrants or convertible or exchangeable securities entitling Essex's shareholders to subscribe for or purchase REIT Shares, or any other securities or property (collectively, the "Rights"), with the record date for such Rights issuance falling within the period starting on the date of the Notice of Redemption and ending on the day immediately preceding the Specified Redemption Date, which Rights will not be distributed before the relevant Specified Redemption Date, then the REIT Shares Amount shall also include such Rights that a holder of that number of REIT Shares would be entitled to receive, expressed, where relevant hereunder, in a number of REIT Shares determined by the General Partner in good faith.

                         "RELATED PARTY" shall mean, with respect to any Person,
                    any other Person whose ownership of shares of Essex's capital stock would be attributed to the first such Person under Code Section 544 (as modified by Code Section 856(h)(1)(B)).

                         "REQUESTING  PARTY" shall have the meaning set forth in
                    Section 12.2(a) hereof.

                         "REQUIRED  FUNDS"  shall have the  meaning set forth in
                    Section 4.3 hereof.

                         "RESPONDING  PARTY" shall have the meaning set forth in
                    Section 12.2(b) hereof.

                         "RIGHTS"  shall  have  the  meaning  set  forth  in the
                    definition of "REIT Shares Amount."

                         "SEC"  shall  mean the  United  States  Securities  and
                    Exchange Commission.

                         "SECTION  704(C) TAX ITEMS"  shall have the meaning set
                    forth in attached Exhibit E.

                         "SECURITIES ACT" shall mean the Securities Act of 1933,
                    as amended.

                         "SINGLE  FUNDING  NOTICE"  has the meaning set forth in
                    Section 11.1(d)(iii) hereof. "Six-month Period" shall mean a 180-day period (or, as to a particular Qualifying Party, such shorter period as the General Partner may, in its sole and absolute discretion, agree to in writing) ending on the 180th day after (i) the date hereof, with respect to Limited Partners of the Partnership as of the date hereof (other than the Special Limited Partner), and (ii) with respect to Persons becoming Qualifying Parties subsequent to the date hereof, either (x) the admission of such Qualifying Party as a Limited Partner in the Partnership or (y) the Transfer of Partnership Units to such Qualifying Party, and on each 180th day thereafter (or, in the case of a period shorter than 180 days, such other period as may be agreed to by the General Partner in writing). "Special Limited Partner" shall mean Essex Portfolio, L.P., a California limited partnership, its duly admitted successors and assigns.

                         "SPECIFIC  ADJUSTMENT  FACTOR"  means,  as to a Limited
                    Partner or its Assignee, the amount specified as such on Exhibit A with respect to such Limited Partner; provided, however, that, if no such amount is specified on Exhibit A, the Specific Adjustment Factor shall be 1.0. The Specific Adjustment Factor need not be the same for each Limited Partner and Assignee.

                         "SPECIFIC  ADJUSTMENT   LIMITATIONS"  means,  as  to  a
                    Limited Partner or its Assignee, the limitations and restrictions, if any, specified as such on Exhibit A with respect to such Limited Partner. The Specific Adjustment Limitations need not be the same for each Limited Partner and Assignee.

                         "SPECIFIED  REDEMPTION DATE" means the later of (a) the
                    eleventh (11th) business day after the receipt by the General Partner of a Notice of Redemption (or in the case of a purchase by Essex pursuant to Section 11.1(b) hereof, the thirtieth (30th) day after such receipt), or (b) in the case of a Declination followed by a Public Offering Funding, the business day next following the date of the closing of the Public Offering Funding; provided, however, that the Specified Redemption Date, as well as the closing of a Redemption, or an acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, on any Specified Redemption Date, may be deferred, in the General Partner's sole and absolute discretion, for such time (but in any event not more than one hundred eighty (180) days in the aggregate) as may reasonably be required to effect, as applicable, (i) any necessary funding arrangements, (ii) compliance with the Securities Act or other law (including, but not limited to, (a) state "blue sky" or other securities laws and (b) the expiration or termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (iii) compliance with any and all requirements set forth in the Charter relating to such transaction, and (iv) satisfaction or waiver of other commercially reasonable and customary closing conditions and requirements for a transaction of such nature.

                         "SUBSTITUTED LIMITED PARTNER" shall mean a "substituted
                    limited partner" as such term is defined in Section 15519 of the Act.

                         "TAX  ITEMS"  shall  have  the  meaning  set  forth  in
                    attached Exhibit E.

                         "TENDERED  UNITS" has the  meaning set forth in Section
                    11.1(a) hereof.

                         "TENDERING  PARTY" has the meaning set forth in Section
                    11.1(a) hereof.

                         "THIRD  ARBITRATOR" shall have the meaning set forth in
                    Section 12.2 hereof.

                         "TRADING  DAY" shall mean a day on which the  principal
                    national securities exchange on which the Common Stock is listed or admitted to trading is open for the transaction of business or, if the Common Stock is not listed or admitted to trading on any national securities exchange, shall mean any day other than a Saturday, a Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

                         "TRANSFER,"  when used with  respect  to a  Partnership
                    Unit or all or any portion of a Partnership Interest, means any sale, assignment, bequest, conveyance, devise, gift (outright or in trust), pledge, encumbrance, hypothecation, mortgage, exchange, transfer or other disposition or act of alienation, whether voluntary or involuntary or by operation of law; provided, however, that, when the term is used in
                    Article IX hereof, Transfer does not include (a) any Redemption of Partnership Units by the Partnership, or acquisition of Tendered Units from the Limited Partners by

                    Essex, pursuant to Section 11.1 hereof or (b) any redemption of Partnership Units pursuant to Section 11.2 or Section
                    11.3 hereof. The terms "Transferred" and "Transferring" have correlative meanings.

                         "UNAUDITED  FINANCIAL  STATEMENTS" shall mean unaudited
                    financial statements (balance sheet, statement of income, statement of partners' equity and statement of cash flows) prepared with respect to the Partnership's operations.

                         "UNITHOLDER"  means the  General  Partner  or any other
                    holder of Partnership Units.

                         "VALUATION  DATE"  means (a) in the case of a tender of
                    Partnership Units for Redemption, two (2) business days after the date of receipt by the General Partner of a Notice of Redemption, (b) for the purposes of the Registration Rights Agreement, the date of delivery of a request under
                    Section 2(a) thereof, or (c) in any other case, the date specified in this Agreement.

                         "VALUE"  means,  on any Valuation  Date with respect to
                    one (1) REIT Share, the market price of such REIT Share on such Valuation Date (or if such Valuation Date is not a Trading Day, the immediately preceding Trading Day). The market price for any such Valuation Date shall be:

(1) if the REIT Shares are listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System, the closing price, regular way, on such day, or if no such sale takes place on such day, the average of the closing bid and asked prices on such day, in either case as reported in the principal consolidated transaction reporting system,

(2) if the REIT Shares are not listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System, the last reported sale price on such day or, if no sale takes place on such day, the average of the closing bid and asked prices on such day, as reported by a reliable quotation source designated by the General Partner, or

(3) if the REIT Shares are not listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System and no such last reported sale price or closing bid and asked prices are available, the average of the reported high bid and low asked prices on such day, as reported by a reliable quotation source designated by the General Partner, or if there shall be no bid and asked prices on such day, the average of the high bid and low asked prices, as so reported, on the most recent day (not more than ten (10) days prior to the date in question) for which prices have been so reported; provided, however, that, if there are no bid and asked prices reported during the ten (10) days prior to the date in question, the Value of the REIT Shares shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. In the event that the REIT Shares Amount includes Rights that a holder of REIT Shares would be entitled to receive, then the Value of such Rights shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.

                         ~~1.2 EXHIBIT,  ETC.~~  References to "Exhibit" or to a
                    "Schedule" are, unless otherwise specified, to one of the Exhibits or Schedules attached to this Agreement, and references to an "Article" or a "Section" are, unless otherwise specified, to one of the Articles or Sections of this Agreement. Each Exhibit and Schedule attached hereto and referred to herein is hereby incorporated herein by reference.


                                   ARTICLE II

                                  Organization

2.1 CONTINUATION OF PARTNERSHIP. The parties hereto do hereby continue the Partnership, provided that, from and after the date hereof, the Partnership shall be subject to the provisions of the Act, and all other pertinent laws of the State of California, subject to the terms and conditions hereinafter set forth. The Partners agree that the rights and liabilities of the Partners shall be as provided in the Act except as otherwise herein expressly provided. Promptly upon the execution and delivery hereof, the General Partner shall execute an amendment to the Certificate and file it with the Office of the Secretary of State of the State of California. A certified copy of the amendment to the Certificate shall be filed for record in each county in which the Partnership shall own real property or an interest therein, and the General Partner shall cause such other notice, instrument, document or certificate as may be required by applicable law, and which may be necessary to enable the Partnership to conduct its business and to own the Properties under the Partnership name, to be filed or recorded in all appropriate public offices. The General Partner shall execute and file with the Office of the Secretary of State of the State of California any further amendments to the Certificate required by law. A certified copy of each such amendment shall be filed by the General Partner for record in each county in which a copy of the Certificate has been filed for record.

2.2 NAME. The business of the Partnership shall be conducted under the name of "Irvington Square Associates, a California limited partnership", or such other name as the General Partner may select, and all transactions of the Partnership, to the extent permitted by applicable law, shall be carried on and completed in such name.

2.3 CHARACTER OF THE BUSINESS. The purpose of the Partnership shall be to acquire, hold, own, develop, construct, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with Properties and ownership interests therein; to acquire, hold, own, develop, construct, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with real and personal property of all kinds, whether owned by the Partnership or otherwise; and to undertake such other activities as may be necessary, advisable, desirable or convenient to the business of the Partnership, and to engage in such other ancillary activities as shall be necessary or desirable to effectuate the foregoing purposes. The Partnership shall have all powers necessary or desirable to accomplish the purposes enumerated. In connection with the foregoing, but subject to all of the terms, covenants, conditions and limitations contained in this Agreement and any other agreement entered into by the Partnership, the Partnership shall have full power and authority, directly or indirectly, to enter into, perform and carry out contracts of any kind, to borrow money and to issue evidences of indebtedness, whether or not secured by mortgage, trust deed, pledge or other lien, and, directly or indirectly, to acquire and construct additional Properties necessary or useful in connection with its business, and to lend money secured by additional Properties and other real and personal property.

2.4 PARTNERSHIP ONLY FOR PURPOSES SPECIFIED. The Partnership shall be a limited partnership only for the purposes specified in Section 2.3 hereof, and this Agreement shall not be deemed to create a company, venture or partnership between or among the Partners with respect to any activities whatsoever other than the activities within the purposes of the Partnership as specified in
Section 2.3 hereof. Except as otherwise provided in this Agreement, no Partner shall have any authority to act for, bind, commit or assume any obligation or responsibility on behalf of the Partnership, its properties or any other Partner. No Partner, in its capacity as a Partner under this Agreement, shall be responsible or liable for any indebtedness or obligation of another Partner, nor shall the Partnership be responsible or liable for any indebtedness or obligation of any Partner, incurred either before or after the execution and delivery of this Agreement by such Partner, except as to those responsibilities, liabilities, indebtedness or obligations incurred pursuant to and as limited by the terms of this Agreement and the Act.

2.5 LOCATION OF THE PRINCIPAL PLACE OF BUSINESS. The location of the principal place of business of the Partnership shall be at 777 California Avenue, Palo Alto, California 94304, or such other location as shall be selected from time to time by the General Partner in its sole discretion.

2.6 AGENT FOR SERVICE OF PROCESS. The Partnership hereby appoints Jordan Ritter, Esq., whose address is 777 California Avenue, Palo Alto, California 94304, as its agent for service of process. Such agent may be changed from time to time by the General Partner in its sole discretion by filing an amendment to the Certificate.

2.7 ADMISSION OF NEW GENERAL PARTNER; REMOVAL OF EXISTING GENERAL PARTNERS. Effective the date hereof, the General Partner is hereby admitted as a general partner of the Partnership. Immediately thereafter, the general partners of the Partnership pursuant to the Original Agreement, Hanover Property Company, Donald
V. Baptist and James Fuqua (collectively, the "Current General Partners"), are hereby converted to limited partners and their interests in the partnership are hereby converted to Limited Partner Partnership Interests. Effective immediately thereafter, the sole general partner of the Partnership shall be the General Partner.

2.8 CERTIFICATES OF OWNERSHIP. In the sole discretion of the General Partner, each Partner's Partnership Units may be evidenced by one or more registered certificates of ownership, which certificates, if issued, shall be executed by the General Partner. Such certificates shall contain a legend evidencing the restrictions on transfer of the Partnership Interests, which legend shall be substantially similar to the legend contained on the cover page of this Agreement.

                                   ARTICLE III

                                      Term

3.1 COMMENCEMENT. The Partnership commenced on or about March 4, 1985.

3.2 TERMINATION. The Partnership shall continue until December 31, 2097, unless it is dissolved and wound up sooner pursuant to the provisions of Article VIII hereof or otherwise as provided by law.


                                   ARTICLE IV

                            Contributions to Capital

4.1 GENERAL PARTNER AND SPECIAL LIMITED PARTNER CAPITAL CONTRIBUTIONS. Each of the General Partner and the Special Limited Partner has contributed to the Partnership, as its initial contribution to the capital of the Partnership, the sum of Thirteen Thousand Seven Hundred Eighty Eight and 62/100 Dollars ($13,788.62). The gross fair market value of any property in the future contributed by the General Partner or the Special Limited Partner to the Partnership ("Contributed Property"), other than money, shall be the Acquisition Cost of such Contributed Property. For purposes hereof, the "Acquisition Cost" of Contributed Property shall be the amount of such consideration, as reasonably determined by the General Partner plus, in either case, any costs and expenses incurred by the General Partner or the Special Limited Partner, as applicable, in connection with such acquisition or contribution; provided, however, that if the Contributed Property secures liabilities that the General Partner, the Special Limited Partner or the Partnership assumes or takes subject to and the consideration is not net of such liabilities, the Acquisition Cost shall be equal to such consideration less the amount of such liabilities, and provided further that if the General Partner or the Special Limited Partner, as applicable, has assumed such liabilities, the Partnership shall assume such liabilities of the General Partner or the Special Limited Partner, as applicable, concurrently with the contribution of such property to the Partnership or, if impossible, shall obligate itself to the General Partner or the Special Limited Partner, as applicable, in an amount and on terms equal to such liabilities.

4.2 LIMITED PARTNER CAPITAL CONTRIBUTIONS. Each of the Limited Partners (other than the Special Limited Partner) has contributed the cash or other assets in the amount set forth opposite such Limited Partner's name on Exhibit A.

4.3 Additional Funds.

(a) If the Partnership requires funds ("Required Funds") for any proper Partnership purpose in excess of any other funds anticipated by the General Partner to be available to the Partnership (including through borrowings and prior Capital Contributions), the General Partner or the Special Limited Partner, as applicable, shall on the Funding Date, either:

(i) to the extent the General Partner or the Special Limited Partner borrows all or any portion of the Required Funds by entering into a Funding Loan, lend (the

"Partner Loan") to the Partnership the Funding Loan Proceeds on the same terms and conditions, including the effective interest rate, repayment schedule and costs and expenses, as shall be applicable with respect to or incurred in connection with the Funding Loan; or

(ii) the General Partner on behalf of the Partnership may, in its sole discretion, raise all or any portion of the Required Funds by making additional Capital Contributions and/or accepting additional Capital Contributions from any other Partners and/or other Persons in the amount of the Required Funds not loaned to the Partnership as General Partner Loans ("Contributed Funds") (hereinafter, each Funding Date on which the General Partner or such other Person so contributes Contributed Funds pursuant to this subparagraph (ii) is referred to as an "Adjustment Date"). In the event the General Partner, the Special Limited Partner, one or more of the other Limited Partners or other Persons advances Required Funds to the Partnership as Contributed Funds pursuant to this subparagraph (ii), the General Partner shall either (a) in the case of Partners (including the General Partner and the Special Limited Partner), increase such Partner's Partnership Units or (b) in the case of any other Person, admit such Person as an Additional Partner (in accordance with Section
9.3 hereof). Subject to the terms of this Section 4.3 and to the definition of "Gross Asset Value," the General Partner shall determine in good faith the amount, terms and conditions of such additional Capital Contributions; provided, however, that, in the case of an additional Capital Contribution by the General Partner or the Special Limited Partner, the Partnership shall issue to the General Partner or the Special Limited Partner, as applicable, the number of Partnership Units derived by dividing (1) the amount of the additional Capital Contribution (net of any liabilities assumed or taken subject to by the Partnership), by (2) the Value determined as of the date of such Capital Contribution. On the Adjustment Date with respect to any Contributed Funds, the Partnership Interests of the non-contributing Partners shall be equitably reduced.

(b) No Limited Partner (other than the Special Limited Partner) shall have any right under this Agreement to lend funds to the Partnership or to make additional capital contributions to the Partnership without the consent of the General Partner, in the General Partner's sole discretion.

(c) Notwithstanding anything contained herein to the contrary, the liability of the Limited Partners shall be limited to the aggregate amount of any Capital Contributions made by the Limited Partners pursuant to this Agreement. Except to the extent that additional Capital Contributions are unanimously approved by the Partners, the Limited Partners shall have no personal liability to contribute or lend money to, or in respect of, the liabilities or the obligations of the Partnership.

4.4 CONTRIBUTIONS OF PROPERTY. If at any time or from time to time the General Partner or the Special Limited Partner, as applicable, contributes to the Partnership any property other than money pursuant to the terms of this Agreement, the General Partner or the Special Limited Partner, as applicable, shall be deemed to have contributed to the Partnership as Contributed Funds pursuant to Section 4.3(a)(ii) hereof, including, for Capital Account purposes, an amount equal to the Acquisition Cost of such property as determined pursuant to Section 4.1 hereof, and the Percentage Interests of the Partners shall be redetermined in the manner provided in Section 4.3(a)(ii) hereof as of the date of such contribution.

4.5 NO THIRD PARTY BENEFICIARY. No creditor or other third party having dealings with the Partnership shall have the right to enforce the right or obligation of any Partner to make Capital Contributions or loans or to pursue any other right or remedy hereunder or at law or in equity, it being understood and agreed that the provisions of this Agreement shall be solely for the benefit of, and may be enforced solely by, the parties hereto and their respective successors and assigns. None of the rights or obligations of the Partners herein set forth to make Capital Contributions or loans to the Partnership shall be deemed an asset of the Partnership for any purpose by any creditor or other third party, nor may such rights or obligations be sold, transferred or assigned by the Partnership or pledged or encumbered by the Partnership to secure any debt or other obligation of the Partnership or of any of the Partners.

4.6 NO INTEREST; NO RETURN. No Partner shall be entitled to interest on its Capital Contribution or on such Partner's Capital Account. Except as provided herein or by law, no Partner shall have any right to demand or receive the return of its Capital Contribution from the Partnership.


                                    ARTICLE V
                             Concurrent Transactions

5.1 CONCURRENT TRANSACTIONS. Concurrently with the execution of this Agreement, the following events shall occur: the Partnership, the Limited Partners and/or the General Partner shall execute and deliver (and/or cause to be executed and delivered) such further instruments and undertake such further acts as may be necessary or desirable to carry out the intent and purposes of this Agreement and as are not inconsistent with the terms hereof.

                                   ARTICLE VI

                Allocations and Other Tax and Accounting Matters

6.1 ALLOCATIONS. The Net Income, Net Loss and/or other Partnership items shall be allocated pursuant to the provisions of attached Exhibit E.

6.2 DISTRIBUTIONS. The General Partner shall cause the Partnership to distribute all or a portion of Available Cash, as the General Partner in its sole discretion may determine, to the Unitholders from time to time as determined by the General Partner, but in any event not less frequently than quarterly, as follows:

(a) First, to the General Partner, one percent (1%) of the Available Cash available for distribution;

(b) Second, to each Unitholder, pari passu, an amount equal to the sum of (i) the product of (1) the Preferred Return Per Unit for such Unitholder (or its predecessor) for such quarter (or for such other period) and (2) the number of Partnership Units held by such Unitholder as of the Partnership Record Date and
(ii) any unpaid amounts previously distributable to such Unitholder (or its predecessor) under this Section 6.2(b); provided, however, that the amount distributable pursuant to clause (i) to any Additional Partner admitted to the

Partnership  in  the  quarter   immediately   preceding  and  ending  with  such
Partnership Record Date shall be prorated based on the number of days that such Additional Partner was a Unitholder during such quarter; and

(c) Third, the balance, (i) ninety-nine percent (99%) to the Special Limited Partner and (ii) one percent (1%) to the Unitholders (including, without limitation, the General Partner, and the Special Limited Partner) in proportion to their Partnership Units as of the Partnership Record Date.

The General Partner in its sole and absolute discretion may distribute to the Unitholders Available Cash in accordance with the foregoing priorities on a more frequent basis and provide for an appropriate record date. The General Partner shall take such reasonable efforts, as determined by it in its sole and absolute discretion and consistent with Essex's qualification as a REIT, to cause the Partnership to distribute sufficient amounts to enable Essex, as the general partner of the Special Limited Partner, to pay shareholder dividends that will
(a) satisfy the requirements for Essex's continuing to qualify as a REIT under the Code and Regulations (the "REIT Requirements") and (b) avoid any federal income or excise tax liability of Essex.

6.3 WITHHOLDING. The General Partner may withhold taxes from any allocation or distribution to any Partner to the extent required by the Code or any other applicable law. For purposes of this Agreement, any taxes so withheld by the Partnership shall be deemed to be a distribution or payment to such Partner, reduce the amount otherwise distributable or allocable to such Partner pursuant to this Agreement and reduce the Capital Account of such Partner.

6.4 BOOKS OF ACCOUNT. At all times during the continuance of the Partnership, the General Partner shall maintain or cause to be maintained full, true, complete and correct books of account in accordance with generally accepted accounting principles wherein shall be entered particulars of all monies, goods or effects belonging to or owing to or by the Partnership, or paid, received, sold or purchased in the course of the Partnership's business, and all of such other transactions, matters and things relating to the business of the Partnership as are usually entered in books of account kept by persons engaged in a business of a like kind and character. In addition, the Partnership shall keep all records as required to be kept pursuant to the Act. The books and records of account shall be kept at the principal office of the Partnership, and each Partner shall at all reasonable times have access to such books and records and the right to inspect the same.

6.5 REPORTS. The General Partner shall cause to be submitted to the Limited Partners promptly upon preparation of the same and in no event later than April 1 of each year, copies of Unaudited Financial Statements prepared for the Partnership, together with the reports thereon, and all supplementary schedules and information. The Partnership shall also cause to be prepared such reports and/or information as are necessary for Essex to determine its qualification as a REIT and its compliance with REIT Requirements.

6.6 [Intentionally Omitted].

6.7 TAX ELECTIONS AND RETURNS. All elections required or permitted to be made by the Partnership under any applicable tax law shall be made by the General Partner in its sole discretion; provided, however, the General Partner shall file an election on behalf of the Partnership pursuant to Section 754 of the Code to adjust the basis of the Partnership property in the case of a transfer of a Partnership Interest, including transfers made in connection with the exercise of rights under Article XI hereof, made in accordance with the provisions of the Agreement. The General Partner shall cause the Accountants to prepare and file all state and federal tax returns on a timely basis. The General Partner shall cause the Accountants to prepare and submit to the Limited Partners on or before April 1 of each year for review all federal and state income tax returns of the Partnership. If a Majority-in-Interest of the Limited Partners determines that any modifications to the tax returns of the Partnership should be considered, such Limited Partners shall, within thirty (30) days following receipt of such tax returns from the Accountants or the General Partner, indicate to the Accountants the suggested revisions to the tax returns, which returns shall be resubmitted to the Limited Partners for their review (but not approval). The Limited Partners shall complete their review of the resubmitted returns within ten (10) days after receipt thereof from the Accountants or the General Partner. The General Partner shall consult in good faith with the Limited Partners regarding any proposed modifications to the tax returns of the Partnership. A statement of the allocation of Net Income or Loss of the Partnership shown on the annual income tax returns prepared by the Accountants shall be transmitted and delivered to the Limited Partners within ten (10) days of the receipt thereof by the Partnership. The General Partner shall be responsible for preparing and filing all federal and state tax returns for the Partnership and furnishing copies thereof to the Partners, together with required Partnership schedules showing allocations of tax items, all within the period of time prescribed by law.

6.8 TAX MATTERS PARTNER. The General Partner is hereby designated as the Tax Matters Partner within the meaning of Section 6231(a)(7) of the Code for the Partnership; provided, however, (i) in exercising its authority as Tax Matters Partner it shall be limited by the provisions of this Agreement affecting tax aspects of the Partnership; (ii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a Code Section 6227(b) administrative adjustment request with respect to the Partnership or a Property before filing such request, it being understood, however, that the provisions hereof shall not be construed to limit the ability of any Partner, including the General Partner, to file an administrative adjustment request on its own behalf pursuant to Section 6227(a) of the Code; (iii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a petition for judicial review of an administrative adjustment request under Section 6228 of the Code, or a petition for judicial review of a final partnership administrative judgment under Section 6226 of the Code relating to the Partnership before filing such petition; (iv) the General Partner shall give prompt notice to the Limited Partners of the receipt of any written notice that the Internal Revenue Service or any state or local taxing authority intends to examine Partnership income tax returns for any year, receipt of written notice of the beginning of an administrative proceeding at the Partnership level relating to the Partnership under Section 6223 of the Code, receipt of written notice of the final Partnership administrative adjustment relating to the Partnership pursuant to Section 6223 of the Code, and receipt of any request from the Internal Revenue Service for waiver of any applicable statute of limitations with respect to the filing of any tax return by the Partnership; and
(v) the General Partner shall promptly notify the Limited Partners if the General Partner does not intend to file for judicial review with respect to the Partnership.


                                   ARTICLE VII
             Rights, Duties and Restrictions of the General Partner

7.1 EXPENDITURES BY PARTNERSHIP. The General Partner is hereby authorized to pay compensation for accounting, administrative, legal, technical, management and other services rendered to the Partnership. All of the aforesaid expenditures shall be made on behalf of the Partnership, and the General Partner shall be entitled to reimbursement by the Partnership for any expenditures incurred by it on behalf of the Partnership which shall be made other than out of the funds of the Partnership. The Partnership shall also assume, and pay when due, all Administrative Expenses.

7.2 POWERS AND DUTIES OF GENERAL PARTNER. The General Partner shall be responsible for the management of the Partnership's business and affairs. Subject solely to the limitations contained in Section 7.3 and Section 7.7 hereof, the General Partner shall have, and is hereby granted, full and complete power, authority and discretion to take such action for and on behalf of the Partnership and in its name as the General Partner shall, in its sole and absolute discretion, deem necessary or appropriate to carry out the purposes for which the Partnership was organized. Without limiting the generality of the foregoing, the General Partner shall have the right, power and authority:

(a) To manage, control, invest, reinvest, acquire by purchase, lease, exchange or otherwise, sell, contract to purchase or sell, grant, obtain, or exercise options to purchase, options to sell or conversion rights, assign, transfer, convey, deliver, endorse, exchange, pledge, mortgage, abandon, improve, develop, repair, maintain, manage, insure, lease for any term and otherwise deal with any and all property of whatsoever kind and nature, and wheresoever situated, in furtherance of the purposes of the Partnership;

(b) To acquire, directly or indirectly, interests in real estate or entities owning real estate of any kind and of any type, and any and all kinds of interests therein (whether through direct ownership, partnerships, security interests or any other type of interests), and to determine the manner in which title thereto is to be held; to manage, insure against loss, protect and subdivide any of the real estate, interests therein or parts thereof; to improve, develop or redevelop any such real estate; to participate in the ownership and development of any property; to dedicate for public use, to vacate any subdivisions or parts thereof, to re-subdivide, to contract to sell or exchange, to grant options to purchase, lease or exchange, to sell or exchange on any terms; to convey, to mortgage or receive mortgages, pledge or otherwise encumber said property, or any part thereof; to lease said property or any part thereof from time to time, upon any terms and for any period of time, and to renew or extend leases, to amend, change or modify the terms and provisions or any leases and to grant options to lease and options to renew leases and options to purchase; to partition or to exchange said real property, or any part thereof, for other real or personal property; to grant easements or charges of any kind; to release, convey or assign any right, title or interest in or about or easement appurtenant to said property or any part thereof; to construct and reconstruct, remodel, alter, repair, add to or take from buildings on said premises; to insure any Person having an interest in or responsibility for the care, management or repair of such property; to direct the trustee of any land trust to mortgage, lease, convey or contract to convey the real estate held in such land trust or to execute and deliver deeds, mortgages, notes, and any and all documents pertaining to the property subject to such land trust or in any matter regarding such trust; to execute assignments of all or any part of the beneficial interest in such land trust;

(c) To employ, engage or contract with or dismiss from employment or engagement Persons to the extent deemed necessary by the General Partner for the operation and management of the Partnership business, including but not limited to, contractors, subcontractors, engineers, architects, surveyors, mechanics, consultants, accountants, attorneys, insurance brokers, real estate brokers and others;

(d) To negotiate and enter into contracts on behalf of the Partnership (including, without limitation, right of first opportunity arrangements and other conflict avoidance agreements) that the General Partner considers useful or necessary to the conduct of the Partnership's operations or implementation of the General Partner's powers under this Agreement;

(e) To borrow money, procure loans and advances from any Person for Partnership purposes, and to apply for and secure, from any Person, credit or accommodations; to contract liabilities and obligations, direct or contingent and of every kind and nature with or without security; and to repay, discharge, settle, adjust, compromise, or liquidate any such loan, advance, credit, obligation or liability;

(f) To pledge, hypothecate, mortgage, assign, deposit, deliver, enter into sale and leaseback arrangements or otherwise give as security or as additional or substitute security, or for sale or other disposition any and all Partnership property, tangible or intangible, including, but not limited to, real estate and beneficial interests in land trusts, and to make substitutions thereof, and to receive any proceeds thereof upon the release or surrender thereof (such right, power and authority to include, without limitation, the right, power and authority to encumber Partnership property to secure the debts and obligations of the General Partner and/or Affiliates of the General Partner, including, without limitation, the Special Limited Partner); to sign, execute and deliver any and all assignments, deeds and other contracts and instruments in writing; to authorize, give, make, procure, accept and receive moneys, payments, property, notices, demands, vouchers, receipts, releases, compromises and adjustments; to waive notices, demands, protests and authorize and execute waivers of every kind and nature; to enter into, make, execute, deliver and receive written agreements, undertakings and instruments of every kind and nature; to give oral instructions and make oral agreements; and generally to do any and all other acts and things incidental to any of the foregoing or with reference to any dealings or transactions which any attorney may deem necessary, proper or advisable;

(g) To acquire and enter into any contract of insurance which the General Partner deems necessary or appropriate for the protection of the Partnership, for the conservation of the Partnership's assets or for any purpose convenient or beneficial to the Partnership;

(h) To conduct any and all banking transactions on behalf of the Partnership; to adjust and settle checking, savings, and other accounts with such institutions as the General Partner shall deem appropriate; to draw, sign, execute, accept, endorse, guarantee, deliver, receive and pay any checks, drafts, bills of exchange, acceptances, notes, obligations, undertakings and other instruments for or relating to the payment of money in, into, or from any account in the Partnership's name; to execute, procure, consent to and authorize extensions and renewals of the same; to make deposits and withdraw the same and to negotiate or discount commercial paper, acceptances, negotiable instruments, bills of exchange and dollar drafts;

(i) To demand, sue for, receive, and otherwise take steps to collect or recover all debts, rents, proceeds, interest, dividends, goods, chattels, income from property, damages and all other property, to which the Partnership may be entitled or which are or may become due the Partnership from any Person; to commence, prosecute or enforce, or to defend, answer or oppose, contest and abandon all legal proceedings in which the Partnership is or may hereafter be interested; and to settle, compromise or submit to arbitration any accounts, debts, claims, disputes and matters which may arise between the Partnership and any other Person and to grant an extension of time for the payment or satisfaction thereof on any terms, with or without security;

(j) To make arrangements for financing, including the taking of all action deemed necessary or appropriate by the General Partner to cause any approved loans to be closed;

(k) To take all reasonable measures necessary to insure compliance by the Partnership with applicable arrangements, and other contractual obligations and arrangements entered into by the Partnership from time to time in accordance with the provisions of this Agreement, including periodic reports as required to lenders and using all due diligence to insure that the Partnership is in compliance with its contractual obligations;

(l) To maintain the Partnership's books and records;

(m) To prepare and deliver, or cause to be prepared and delivered by the Partnership's Accountants, all financial and other reports with respect to the operations of the Partnership, and preparation and filing of all federal and state tax returns and reports;

(n) To prepare and deliver all financial,  regulatory,  tax and other filings or
reports  to  governmental  or  other  agencies  having   jurisdiction  over  the
Partnership; and

(o) To do all other actions of a partner in a partnership without limited partners, recognizing that the Limited Partners shall have only the right and authority to participate in the affairs of the Partnership to the extent specifically set forth in this Agreement.

Except as otherwise provided herein, to the extent the duties of the General Partner require expenditures of funds to be paid to third parties, the General Partner shall not have any obligations hereunder except to the extent that Partnership funds are reasonably available to it for the performance of such duties, and nothing herein contained shall be deemed to require the General Partner, in its capacity as such, to expend its individual funds for payment to third parties or to undertake any individual liability or obligation on behalf of the Partnership. Each of the Limited Partners agrees that the General Partner is authorized to execute, deliver and perform the above-mentioned agreements and transactions on behalf of the Partnership without any further act, approval or vote of the Partners, notwithstanding any other provisions of this Agreement (except as provided in Section 7.3), the Act or any applicable law, rule or regulation. The execution, delivery or performance by the General Partner or the Partnership of any agreement authorized or permitted under this Agreement shall not in itself constitute a breach by the General Partner of any duty that the General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement or of any duty stated or implied by law or equity.

7.3 MAJOR DECISIONS. The General Partner shall not, without the prior Consent of the Limited Partners, on behalf of the Partnership, undertake any of the following actions (the "Major Decisions"):

(a) Amend, modify or terminate this Agreement other than in accordance with the provisions of Article IV, Article VIII, Article IX, Section 13.7 and the definitions of the terms "Gross Asset Value" and "Partnership Units."

(b) Make a general assignment for the benefit of creditors or appoint or acquiesce in the appointment of a custodian, receiver or trustee for all or any part of the assets of the Partnership.

(c) Take title to any personal or real property, other than in the name of the Partnership or pursuant to Section 7.9 hereof.

(d) Institute any proceeding for Bankruptcy on behalf of the Partnership.

(e) Dissolve the Partnership, except as otherwise set forth in this Partnership Agreement.

Notwithstanding the foregoing, none of the actions described in Section 7.3 shall be a Major Decision if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time that such action is undertaken.

7.4 ACTIONS WITH RESPECT TO CERTAIN DOCUMENTS. Notwithstanding the provisions of
Section 7.3 hereof to the contrary, whenever the consent, agreement, authorization or approval of the Partnership is required under any agreement to which the Limited Partners and/or their Controlled Entities are parties in interest other than in their capacities as Limited Partners of the Partnership, the Consent of the Limited Partners shall not be required.

7.5 OTHER BUSINESS OF GENERAL PARTNER AND SPECIAL LIMITED PARTNER. Notwithstanding anything to the contrary set forth in this Agreement, the General Partner and the Special Limited Partner may engage independently or with others (including, without limitation, Affiliates of the General Partner and the Special Limited Partner) in other business ventures of every nature and description, including, without limitation, the ownership of other properties and the making or management of other investments. In furtherance of any such venture, the General Partner and the Special Limited Partner may serve as a general or limited partner in any partnership, a shareholder in any corporation, a joint venturer in any joint venture, a member and/or manager in any limited liability company, or an equity or other participant in any other business venture. Nothing in this Agreement shall be deemed to prohibit the General Partner or the Special Limited Partner or any Affiliate of the General Partner or the Special Limited Partner from dealing, or otherwise engaging in business with, Persons transacting business with the Partnership, or from providing services related to the purchase, sale, financing, management, development or operation of real or personal property and receiving compensation therefor, not involving any rebate or reciprocal arrangement that would have the effect of circumventing any restriction set forth herein upon dealings with the General Partner or the Special Limited Partner or any Affiliate of the General Partner or the Special Limited Partner. Neither the Partnership nor any Partner shall have any right by virtue of this Agreement or the Partnership relationship created hereby in or to such other ventures or activities or to the income or proceeds derived therefrom, and, to the fullest extent permitted by the Act, the pursuit of such ventures, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

7.6 CONTRACTS WITH AFFILIATES.

(a) Without limiting the provisions of Section 7.5 above, the Partnership may lend or contribute funds or other assets to its Affiliates or other Persons in which it has (or proposes to have) an equity investment, and such Persons may borrow funds from the Partnership, on terms and conditions established in the sole and absolute discretion of the General Partner. The foregoing authority shall not create any right or benefit in favor of any Affiliates or any other Person.

(b) Without limiting the provisions of Section 7.5 above, the Partnership may transfer assets to other Entities in which it is or thereby becomes a participant upon such terms and subject to applicable law as the General Partner, in its sole and absolute discretion, believes to be advisable.

7.7 PROSCRIPTIONS. The General Partner shall not have the authority to:

(a) Do any act in contravention of this Agreement or which would make it impossible to carry on the ordinary business of the Partnership;

(b) Possess any Partnership property or assign rights in specific Partnership property for other than Partnership purposes; or

(c) Do any act in contravention of applicable law.

Nothing herein contained shall impose any obligation on any Person or firm doing business with the Partnership to inquire as to whether or not the General Partner has properly exercised its authority in executing any contract, lease, mortgage, deed or other instrument on behalf of the Partnership, and any such third Person shall be fully protected in relying upon such authority.

7.8 ADDITIONAL PARTNERS. Additional Partners may be admitted to the Partnership only as provided in Section 9.3 hereof.

7.9 TITLE HOLDER. To the extent allowable under applicable law, title to all or any part of the properties of the Partnership may be held in the name of the
Partnership or any other individual, corporation, partnership, trust or otherwise, the beneficial interest in which shall at all times be vested in the Partnership. Any such title holder shall perform any and all of its respective functions to the extent and upon such terms and conditions as may be determined from time to time by the General Partner.

7.10 COMPENSATION OF THE GENERAL PARTNER. The General Partner shall not be entitled to any compensation for services rendered to the Partnership solely in its capacity as General Partner, except with respect to reimbursement for those costs and expenses constituting Administrative Expenses.

7.11 WAIVER AND INDEMNIFICATION.

(a) Neither the General Partner, the Special Limited Partner nor any Person acting on their behalf, pursuant hereto, shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any Partner for any acts or omissions performed or omitted to be performed by them within the scope of the authority conferred upon the General Partner or the Special Limited Partner by this Agreement and the Act, provided that the General Partner's, the Special Limited Partner's or such other Person's conduct or omission to act was taken in good faith and in the belief that such conduct or omission was in the best interests of the Partnership and, provided further, that the General Partner, the Special Limited Partner or such other Person shall not be guilty of fraud, misconduct, bad faith, or gross negligence. The Partnership shall, and hereby does, agree to indemnify, defend, protect and hold harmless the General Partner, the Special Limited Partner and their Affiliates and any individual or Entity acting on their behalf from and against any loss, damage, cost, expense, claim or liability, including, but not limited to, reasonable attorneys' fees, court costs and expenses, incurred by them by reason of any acts or omissions performed or omitted to be performed by them in connection with the business and affairs of the Partnership as described herein, subject to the standards set forth above; provided, however, no Partner shall have any personal liability with respect to the foregoing indemnification, any such indemnification to be satisfied solely out of the assets of the Partnership.

(b) Any Person entitled to indemnification under this Agreement shall be entitled to receive, upon application therefor, the costs reasonably incurred defending any proceeding against such Person; provided, however, that such advances shall be repaid to the Partnership, without interest, if such Person is found by a court of competent jurisdiction upon entry of a final judgment not to be entitled to such indemnification. All rights of the indemnitee hereunder shall survive the dissolution of the Partnership. The indemnification rights contained in this Agreement shall be cumulative of, and in addition to, any and all rights, remedies and recourse to which the person seeking indemnification shall be entitled, whether at law or in equity. Indemnification pursuant to this Agreement shall be made solely and entirely from the assets of the Partnership, and no Partner shall be liable therefor.

7.12 CONTRACTS WITH CONTROLLED ENTITIES. The General Partner and the Special Limited Partner may contract with any of their Controlled Entities for the provision of property management, asset management, brokerage or similar services or any other services customarily rendered by the Controlled Entities; provided that all such contracts or agreements shall be for compensation and on terms and conditions substantially similar to other such contracts or agreements available from similarly qualified third parties.

7.13 OPERATION IN ACCORDANCE WITH REIT REQUIREMENTS. Essex, the sole general partner of the Special Limited Partner, is a REIT and is subject to the provisions of Section 856 through and including 860 of the Code. The Partners acknowledge and agree that the Partnership shall be operated in a manner that will enable Essex to (a) satisfy the REIT Requirements and (b) eliminate the imposition of any federal income or excise tax liability. Notwithstanding anything to the contrary set forth in this Agreement, the Partnership shall avoid taking any action that would result in Essex ceasing to satisfy the REIT Requirements or would result in the imposition of any federal income or excise tax liability on Essex. Without limiting the foregoing, so long as Essex owns, directly or indirectly, any interest in the Partnership, then notwithstanding any other provision of this Agreement:

(i) leases or subleases of any of the Partnership's real estate assets shall provide for rents which qualify as "rents from real property" within the meaning of Section 856(d) of the Code with respect to Essex;

(ii) the Partnership shall not furnish or render services to tenants or other persons that are not usually or customarily rendered in connection with the rental of real property in order that the rents received by the partnership with respect to its real estate assets qualify as "rents from real property" within the meaning of Section 856(d) of the Code with respect to Essex;

(iii) the Partnership shall not own, directly or indirectly or by attribution (in accordance with the attribution rules referred to in Section 856(d) of the Code), in the aggregate more than 1% of all classes of stock or more than 1% of the voting power (or, with respect to any such person which is not a corporation, an interest of 1% or more in the assets or net profits of such person) of a lessee or sublessee of all or any part of the real estate assets of the Partnership, except in each case with the specific written approval of Essex;

(iv)the Partnership shall not own, directly or indirectly or by attribution, more than 10% of the outstanding voting securities of any issuer;

(v) the Partnership shall not engage in any prohibited transactions within the meaning of Section 857(b)(6) of the Code; and

(vi) the determination as to whether the Partnership has operated in the manner prescribed in this Section 7.13 shall be made without regard to any action or inaction of the General Partner with respect to distributions and the timing thereof.


                                  ARTICLE VIII

                     Dissolution, Liquidation and Winding-Up

8.1 LIQUIDATING EVENTS. The Partnership shall dissolve, and its affairs shall be wound up, upon the first to occur of any of the following (each, a "Liquidating Event"):

(a) The dissolution, termination, retirement or Bankruptcy of the General Partner unless the Partnership is continued as provided in Section 9.1 hereof;

(b) The election to dissolve the Partnership made in writing by the General Partner with the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such election;

(c) The sale or other disposition of all or substantially all the assets of the Partnership, other than in connection with a "like kind" exchange, pursuant to
Section  1031 of the Code  (or any  similar  transaction),  unless  the  General
Partner, with the Consent of the Limited Partners, elects to continue the Partnership business for the purpose of the receipt and the collection of indebtedness or the collection of any other consideration to be received in exchange for the assets of the Partnership (which activities shall be deemed to be part of the winding up of the affairs of the Partnership), provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such sale or disposition;

(d) Dissolution required by operation of law; or

(e) The expiration of its term as provided in Section 3.2.

8.2 ACCOUNTING. In the event of a Liquidating Event, a proper accounting (which shall be certified) shall be made of the Capital Account of each Partner and of the Net Profits or Net Losses of the Partnership from the date of the last previous accounting to the date of dissolution. Financial statements presenting such accounting shall be prepared at the direction of the Liquidating Trustee.

8.3 DISTRIBUTION ON DISSOLUTION. In the event of a Liquidating Event, the assets of the Partnership shall be liquidated for distribution in the following rank and order:

(a) First, to the payment and discharge of all of the Partnership's debt and liabilities to creditors of the Partnership (other than Partners) in the order of priority as provided by law;

(b) Second, to the establishment of reserves as provided by the General Partner to provide for contingent liabilities, if any;

(c) Third, to the payment of debts of the Partnership to Partners, if any, in the order of priority provided by law; and

(d) The balance, if any, to the Partners in accordance with the positive balances in their Capital Accounts after giving effect to all contributions, distributions (pursuant to Section 6.2) and allocations for all periods, including the period in which such distribution occurs (other than those adjustments made pursuant to this Section 8.3(d) and Section 8.4 hereof).

Whenever the Liquidating Trustee reasonably determines that any reserves established pursuant to paragraph (b) above are in excess of the reasonable requirements of the Partnership, the amount determined to be excess shall be distributed to the Partners in accordance with Section 6.2.

8.4 TIMING REQUIREMENTS. In the event that the Partnership is "liquidated" within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations, any and all distributions to the Partners pursuant to Section 8.3(d) hereof shall be made no later than the later to occur of (i) the last day of the taxable year of the Partnership in which such liquidation occurs or (ii) ninety (90) days after the date of such liquidation.

8.5 SALE OF PARTNERSHIP ASSETS. In the event of the liquidation of the Partnership in accordance with the terms of this Agreement, the Liquidating Trustee may, with the Consent of the Limited Partners, sell Partnership property if the Liquidating Trustee has in good faith solicited bids from unrelated third parties and obtained independent appraisals before making any such sale; provided, however, all sales, leases, encumbrances or transfers of Partnership assets shall be made by the Liquidating Trustee with the prior Consent of the Limited Partners and solely on an "arm's-length" basis, at the best price and on the best terms and conditions as the General Partner in good faith believes are reasonably available at the time and under the circumstances and on a non-recourse basis to the Limited Partners. Notwithstanding the foregoing, the Consent of the Limited Partners shall not be required under the preceding sentence if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time that the Liquidating Trustee undertakes such action. The liquidation of the Partnership shall not be deemed finally terminated until the Partnership shall have received cash payments in full with respect to obligations such as notes, installment sale contracts or other similar receivables received by the
Partnership in connection with the sale of Partnership assets and all obligations of the Partnership have been satisfied or assumed by the General Partner. The Liquidating Trustee shall continue to act to enforce all of the rights of the Partnership pursuant to any such obligations until paid in full.

8.6 DISTRIBUTIONS IN KIND. Notwithstanding the provisions of Section 8.3 hereof which require liquidation of the assets of the Partnership, but subject to the order of priorities set forth therein, if prior to or upon dissolution of the Partnership the Liquidating Trustee determines that an immediate sale of part or all of the Partnership's assets would be impractical or would cause undue loss to the Partners, the Liquidating Trustee may, in its sole and absolute discretion, defer for a reasonable time the liquidation of any assets except those necessary to satisfy liabilities of the Partnership (including to those Partners as creditors) and/or distribute to the Partners in lieu of cash as tenants in common and in accordance with the provisions of Section 8.3 hereof, undivided interests in such Partnership assets as the Liquidating Trustee deems not suitable for liquidation. Any such distributions in kind shall be made only if, in the good-faith judgment of the Liquidating Trustee, such distributions in kind are in the best interest of the Partners and shall be subject to such conditions relating to the disposition and management of such properties as the Liquidating Trustee deems reasonable and equitable and to any agreements governing the operation of such properties at such time. The Liquidating Trustee shall determine the fair market value of any property distributed in kind using such reasonable method of valuation as it may adopt.

8.7 DOCUMENTATION OF LIQUIDATION. Upon the completion of the dissolution and liquidation of the Partnership, the Partnership shall terminate and the Liquidating Trustee shall have the authority to execute and record any and all documents or instruments required to effect the dissolution, liquidation and termination of the Partnership.

8.8 LIABILITY OF THE LIQUIDATING TRUSTEE. The Partnership hereby indemnifies, defends, protects and holds harmless the Liquidating Trustee from and against any and all claims, demands, losses, liabilities, costs (including, without limitation, reasonable attorneys' fees and costs), damages and causes of action of any nature whatsoever arising out of or incidental to the Liquidating Trustee's taking of any action authorized under or within the scope of this Agreement; provided, however, that the Liquidating Trustee shall not be entitled to indemnification, and shall not be held harmless, where the claim, demand, liability, cost, damage or cause of action at issue arose out of:

(a) A matter entirely unrelated to the Liquidating Trustee's action or conduct pursuant to the provisions of this Agreement; or

(b) The proven misconduct or gross negligence of the Liquidating Trustee.


                                   ARTICLE IX
                        Transfer of Partnership Interests

9.1 GENERAL PARTNER AND SPECIAL LIMITED PARTNER TRANSFERS. Except as provided in the next sentence, neither the General Partner nor the Special Limited Partner shall withdraw from the Partnership or Transfer all or any portion of their interests in the Partnership without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such Transfer. Notwithstanding the foregoing, the General Partner and/or the Special Limited Partner may (i) engage in any merger, consolidation or other combination with or into another Person regardless of whether Essex or another REIT continues to be the general partner of the Special Limited Partner, (ii) sell all or substantially all of their assets, or (iii) effect any reclassification or recapitalization, all without the approval of the Limited Partners. Upon any Transfer of all of the General Partner's or the Special Limited Partner's Partnership Interest in accordance with the provisions of this Section 9.1, the transferee General Partner or Special Limited Partner, as applicable, shall become vested with the powers and rights of the transferor General Partner or Special Limited Partner, as applicable, and shall be liable for all obligations and responsible for all duties of the General Partner, once such transferee has executed such instruments as may be necessary to effectuate such admission and to confirm the agreement of such transferee to be bound by all the terms and provisions of this Agreement with respect to the Partnership Interest so acquired. It is a condition to any Transfer otherwise permitted hereunder that the transferee assumes by operation of law or express agreement all of the obligations of the transferor General Partner or Special Limited Partner, as applicable, under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor General Partner are assumed by a successor corporation by operation of law) shall relieve the transferor General Partner or Special Limited Partner, as applicable, of its obligations under this Agreement without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such Transfer. In the event the General Partner withdraws from the Partnership, in violation of this Agreement or otherwise, or dissolves, terminates or upon the Bankruptcy of the General Partner, a Majority-In-Interest of the Limited Partners may elect to continue the Partnership business by selecting a substitute general partner.

9.2 TRANSFERS BY LIMITED PARTNERS.

(a) No Limited Partner (other than the Special Limited Partner) shall have the right to Transfer to any Person all or any portion of its Partnership Interest, without the General Partner's written consent, in the General Partner's sole discretion. Any purported Transfer, in violation of this Section 9.2, shall be void, ab initio.

(b) It is a condition to any Transfer otherwise permitted under this Section 9.2 that the transferee assumes by operation of law or express agreement all of the obligations of the transferor Limited Partner under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor Partner are assumed by a successor corporation by operation of law) shall relieve the transferor Partner of its obligations under this Agreement without the approval of the General Partner, in its sole and absolute discretion. Upon such Transfer and upon obtaining the General Partner's written consent, in the General Partner's sole discretion, the transferee shall be admitted as a Substituted Limited Partner and shall succeed to all of the rights, including rights with respect to the Rights, of the transferor Limited Partner under this Agreement in the place and stead of such transferor Limited Partner; provided, however, that notwithstanding the foregoing, any transferee of any transferred Partnership Interest shall be subject to any and all ownership limitations contained in the Charter which may, among other things, limit or restrict such transferee's ability to exercise all or portions of the rights set forth in Article XI. Any transferee, whether or not admitted as a

Substituted Limited Partner, shall acquire such Partnership Interest subject to the obligations of the transferor hereunder. Unless admitted as a Substituted Limited Partner, no transferee, whether by a voluntary transfer, by operation of law or otherwise, shall have rights hereunder (including, without limitation, pursuant to Article XI, unless such transferee, is a Qualifying Party), other than to receive such portion of the distributions made by the Partnership as are allocable to the Percentage Interest transferred.

9.3 ISSUANCE OF ADDITIONAL PARTNERSHIP INTERESTS AND ADMITTANCE OF ADDITIONAL PARTNERS. At any time after the date hereof without the consent of any Partner, but subject to the provisions of Section 9.4 hereof, the General Partner may, upon its determination that the issuance of additional Partnership Interests ("Additional Interests") is in the best interests of the Partnership, cause the Partnership (i) to issue Additional Interests to any Limited Partner or any other Person (such other person being referred to as an "Additional Partner") in exchange for the contribution by such Limited Partner or Person of cash and/or property desirable to further the purposes of the Partnership under Section 2.3 hereof and (ii) in the case of such contribution by an Additional Partner, to admit such person as a limited partner in the Partnership. In the event that an Additional Interest is issued by the Partnership pursuant to this Section 9.3:

(a) the Percentage Interest of the Additional Partner that is issued the Additional Interest and the reduction of the Percentage Interests of the other Partner shall be determined by the General Partner in the same manner as that provided in subsection 4.3(a)(ii) hereof with respect to Contributed Funds.

The General Partner shall be authorized on behalf of each of the Partners to amend this Agreement to reflect the admission of any Additional Partner or any increase in the Percentage Interests of any Partner and the corresponding reduction of the Percentage Interests of the other Partners in accordance with the provisions of this Section 9.3, and the General Partner shall promptly deliver a copy of such amendment to each Limited Partner. Notwithstanding anything contained herein to the contrary, without the consent of the General Partner, in its sole and absolute discretion, an Additional Partner that acquires an Additional Interest pursuant to this Section 9.3 shall not acquire any interest in, and may not exercise or otherwise participate in, any rights pursuant to Article XI.

9.4 RESTRICTIONS ON TRANSFER. In addition to any other restrictions on transfer herein contained, in no event may any Transfer of a Partnership Interest by any Partner be made (i) to any Person that lacks the legal right, power or capacity to own a Partnership Interest; (ii) in violation of any provision of any mortgage or trust deed (or the note or bond secured thereby) constituting a Lien against a Property or any part thereof, or other instrument, document or agreement to which the Partnership, the General Partner, the Special Limited Partner or any Affiliate of either of them is a party or otherwise bound; (iii) in violation of applicable law, including, without limitation, any applicable federal securities law or state securities "Blue Sky" law (including investment suitability standards); (iv) of any component portion of a Partnership Interest, such as the Capital Account, or rights to Available Cash, separate and apart from all other components of a Partnership Interest; (v) in the event such transfer would cause Essex to cease to comply with the REIT Requirements or result in a violation of Section 7.13 hereof; (vi) if such transfer would cause a termination of the Partnership for federal income tax purposes; (vii) if such transfer would, in the opinion of counsel to the Partnership, cause the Partnership to cease to be classified as a partnership for federal income tax purposes; (viii) if such transfer would cause the Partnership to become, with respect to any employee benefit plan subject to Title 1 of ERISA, a "party-in-interest" (as defined in Section 3(14) of ERISA) or a "disqualified person" (as defined in Section 4975(c) of the Code); (ix) if such transfer would, in the opinion of counsel to the Partnership, cause any portion of the assets of the Partnership to constitute assets of any employee benefit plan pursuant to Department of Labor Regulations Section 2510.3-101; (x) if such transfer may not be effected without registration of such Partnership Interest under the Securities Act; or (xi) if such transfer would violate any provision of the Charter. As a condition to any Transfer, the General Partner may, in its sole and absolute discretion, require the proposed transferee to deliver to the General Partner an opinion of counsel and such other certifications, affidavits and/or undertakings, in form and content reasonably acceptable to the General Partner, to satisfy the General Partner that the proposed Transfer will not violate any of the provisions of this Section 9.4. Any purported transfer in violation of this Section 9.4 shall be void ab initio.

                                    ARTICLE X

                 Rights and Obligations of the Limited Partners

10.1 NO PARTICIPATION IN MANAGEMENT. Except as expressly permitted hereunder, the Limited Partners shall not take part in the management of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership and shall have no rights, powers or authority, except as specifically provided herein.

10.2 BANKRUPTCY OF A LIMITED PARTNER AND CERTAIN OTHER EVENTS. The Bankruptcy, death, incompetency, legal incapacity, withdrawal or retirement of any Limited Partner shall not cause a dissolution of the Partnership, but the rights of such Limited Partner to share in the Net Profits or Losses of the Partnership and to receive distributions of Partnership funds shall, on the happening of such event, devolve on its successors or assigns, subject to the terms and conditions of this Agreement, and the Partnership shall continue as a limited partnership. However, in no event shall such assignee(s) become a Substituted Limited Partner, except in accordance with Article IX hereof.

10.3 NO WITHDRAWAL. Notwithstanding anything to the contrary provided in Section
10.2 above, no Limited Partner may withdraw or retire from the Partnership without the prior written consent of the General Partner, in its sole and absolute discretion, other than as expressly provided in this Agreement.

10.4 DUTIES AND CONFLICTS. The General Partner recognizes that the Limited Partners and their Affiliates have or may have other business interests, activities and investments, some of which may be in conflict or competition with the business of the Partnership, and that, subject to the provisions of any agreements entered into by any Limited Partner or its Affiliate with the General Partner, the Partnership or any of their Affiliates, such persons are entitled to carry on such other business interests, activities and investments. Subject to the immediately preceding sentence, the Limited Partners and their Affiliates may engage in or possess an interest in any other business or venture of any kind, independently or with others, on their own behalf or on behalf of other entities with which they are affiliated or associated, and such persons may engage in any activities, whether or not competitive with the Partnership, without any obligation to offer any interest in such activities to the Partnership or to any Partner. Neither the Partnership nor any Partner shall have any right, by virtue of this Agreement, in or to such activities, or the income or profits derived therefrom, and the pursuit of such activities, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.
                                   ARTICLE XI

                       Grant of Rights to Limited Partners

11.1 GRANT OF RIGHTS.

(a) Subject to Section 11.1(b) below and the other provisions of this Section 11.1, a Qualifying Party, but no other Person, shall have the right (subject to the terms and conditions set forth herein) to require the Partnership to redeem all or a portion of the Partnership Units held by such Qualifying Party (such
Partnership Units being hereafter called "Tendered Units") in exchange (a "Redemption") for the Cash Amount payable on the Specified Redemption Date. Any Redemption shall be exercised pursuant to a Notice of Redemption delivered to the General Partner by the Qualifying Party when exercising the Redemption right (the "Tendering Party"). The Partnership's obligation to effect a Redemption, however, shall not arise or be binding against the Partnership until and unless there has been a Declination. Regardless of the binding or non-binding nature of a pending Redemption, a Tendering Party shall have no right to receive distributions with respect to any Tendered Units (other than the Cash Amount) paid after delivery of the Notice of Redemption, whether or not the Partnership Record Date for such distribution precedes or coincides with such delivery of the Notice of Redemption. In the event of a Redemption, the Cash Amount shall be delivered as a good check payable to the Tendering Party or, in the General Partner's sole and discretion, in immediately available funds.

(b) (i) Subject to Section 11.1(b)(ii) below,  notwithstanding the provisions of
Section 11.1(a) hereof, on or before the close of business on the Cutoff Date, Essex shall, in its sole and absolute discretion but subject to the Ownership Limit (as defined in the Charter) and any transfer restrictions or other limitations of the Charter and subject to the written consent of the General Partner in its sole discretion, have the option (and Essex is hereby granted such an option) to acquire some or all (such amount, expressed as a percentage, being referred to as the "Applicable Percentage") of the Tendered Units from the Tendering Party in exchange for REIT Shares. If Essex exercises such option, on the Specified Redemption Date the Tendering Party shall sell such number of the Tendered Units to Essex in exchange for a number of REIT Shares equal to the product of the REIT Shares Amount and the Applicable Percentage (expressed as a decimal), provided, however, that in lieu of any fractional REIT Share resulting from such calculation, the General Partner or Special Limited Partner may contribute to the Partnership the Cash Amount attributable to such fractional REIT Share. The Tendering Party shall submit such information, investment letters, representations, undertakings, legal opinions, certifications and/or affidavits as Essex may reasonably require to comply with the Securities Act, the Code and the Charter (including, without limitation, the Ownership Limit). In the event of a purchase of the Tendered Units pursuant to this Section 11.1(b), the Tendering Party shall no longer have the right to cause the Partnership to effect a Redemption of such Tendered Units, and, upon notice to the Tendering Party by Essex, given on or before the close of business on the Cut-Off Date, that Essex has exercised its option to acquire some or all of the Tendered Units pursuant to this Section 11.1(b), the obligation of the Partnership to effect a Redemption of the Tendered Units as to which Essex's notice relates shall immediately and automatically terminate and be of no further force or effect. The product of the Applicable Percentage and the REIT Shares Amount shall be delivered by Essex as duly authorized, validly issued, fully paid and nonassessable REIT Shares and, if applicable, Rights, free of any pledge, lien, encumbrance or restriction, other than the Ownership Limit and other restrictions provided in the Charter, the bylaws of Essex, the Securities Act and relevant state securities or "blue sky" laws. Neither any Tendering Party whose Tendered Units are acquired by Essex pursuant to this Section 11.1(b), any other Partner, any Assignee nor any other interested Person shall have any right to require or cause Essex to register, qualify or list any REIT Shares owned or held by such Person, whether or not such REIT Shares are issued pursuant to this Section 11.1(b), with the SEC, with any state securities commissioner, department or agency, under the Securities Act or the Exchange Act or with any stock exchange; provided, however, that this limitation shall not be in derogation of any registration or similar rights granted pursuant to any other written agreement between Essex and any such Person. REIT Shares issued upon an acquisition of the Tendered Units by Essex pursuant to this Section 11.1(b) may contain such legends regarding restrictions under the Securities Act and applicable state securities laws as Essex in good faith determines to be necessary or advisable in order to ensure compliance with such laws.

(ii) Notwithstanding anything to the contrary set forth in Section 11.1(b)(i) above, Essex may not exercise its option set forth in Section 11.1(b)(i) above in any calendar year unless and until the Partnership shall have received Notices of Redemption for Tendered Units (including, without limitation, Notices of Redemption with respect to all completed Redemptions) during such calendar year in the aggregate Cash Amount (or, if, as of the date of calculation, any applicable Cash Amount is not yet determined pursuant to the terms of this Agreement, the estimated Cash Amount as determined by the General Partner in its reasonable judgment) in excess of $500,000. At such time as such $500,000 minimum is exceeded pursuant to the previous sentence during such calendar year, Essex may exercise its option set forth in Section 11.1(b)(i) above with respect to (x) all pending Redemptions, and (y) all Notices of Redemption received by the Partnership during the remainder of such calendar year.

(iii) If Essex exercises its option pursuant to Section 11.1(b)(i) above, on the Specified Redemption Date, the Partnership shall pay to the Tendering Party all accrued but unpaid distributions, if any, with respect to the Tendered Units pursuant to Section 6.2(b).

(c) Notwithstanding the provisions of Sections 11.1(a) and 11.1(b) hereof, no Tendering Party shall have any rights under this Agreement that would otherwise be prohibited under the Charter. To the extent that any attempted Redemption or acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof would be in violation of this Section 11.1(c), it shall be null and void ab initio, and, in the case of a proposed purchase by Essex pursuant to Section 11.1(b) hereof, the Tendering Party shall not acquire any rights or economic interests in REIT Shares otherwise issuable by Essex under Section 11.1(b) hereof.

(d) In the event that, following receipt of a Notice of Redemption, Essex is not permitted to exercise its option pursuant to Section 11.1(b)(ii), or Essex declines or fails to exercise its option pursuant to Section 11.1(b)(i) hereof (a "Declination"):


(i) The General Partner shall give notice of such Declination to the Tendering Party on or before the close of business on the Cut-Off Date. The failure of the General Partner to give notice of such Declination by the close of business on the Cut-Off Date shall itself constitute a Declination.


(ii) The Partnership may elect to raise funds for the payment of the Cash Amount either (a) by requiring that the Special Limited Partner contribute such funds to the Partnership from (1) the proceeds of a registered public offering (a "Public Offering Funding") by Essex of a number of REIT Shares ("Registrable Shares") equal to the REIT Shares Amount with respect to the Tendered Units, which proceeds are contributed by Essex to the Special Limited Partner, or (2) any other source, or (b) from any other sources (including, but not limited to, the sale of any Property or other assets of the Partnership and the incurrence of Partnership debt) available to the Partnership.

(iii) Upon the General Partner's receipt of the Notice of Redemption and the General Partner giving notice of its Declination, the General Partner, at its election, may give notice (a "Single Funding Notice") to all Qualifying Parties then holding a Partnership Interest (or an interest therein) and having Redemption rights pursuant to this Section 11.1 and require that, due to (x) a pending or anticipated public underwritten offering of Essex's securities or (y) any other Essex activity, all such Qualifying Parties elect whether or not to effect a Redemption of their Partnership Units. In the event that any such Qualifying Party elects to effect such a Redemption, it shall give notice thereof and of the number of Partnership Units to be made subject thereto in writing to the General Partner within ten (10) business days after receipt of the Single Funding Notice, and such Qualifying Party shall be treated as a Tendering Party for all purposes of this Section 11.1. In the event that a Qualifying Party does not so elect, it shall be deemed to have waived its right to effect a Redemption for the current Six-month Period.

(e) Notwithstanding anything herein to the contrary (but subject to Section 11.1(c) hereof), with respect to any Redemption (or any tender of Partnership Units for Redemption if the Tendered Units are acquired by Essex pursuant to
Section 11.1(b) hereof) pursuant to this Section 11.1:

(i) Subject to the Ownership  Limit, no Tendering Party may effect a Redemption,
(a) to the extent that the aggregate Partnership Units of the Limited Partners (other than the General Partner or the Special Limited Partner) would be reduced, as a result of the Redemption (or the acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof), to less than one percent (1%) of all Partnership Units outstanding immediately prior to delivery of the Notice of Redemption, where the Redemption would consist of less than all the Partnership Units held by Partners, other than the General Partner and the Special Limited Partner, (b) for less than one thousand (1,000) Partnership Units or, if such Tendering Party holds (as a Limited Partner or, economically, as an Assignee) less than one thousand (1,000) Partnership Units, all of the Partnership Units held by such Tendering Party, or (c) for less than all of such Tendering Party's Partnership Units if, after giving effect to the requested Redemption, such Tendering Party would continue to hold less than one thousand (1,000) Partnership Units.

(ii) Each Tendering Party (a) may effect a Redemption only once in each Six-month Period (unless the restriction contained in this Section 11.1(e)(ii) is waived by the General Partner in its sole and absolute discretion) and (b) may not effect a Redemption during the period after the Partnership Record Date with respect to a distribution hereunder and before the record date established by the General Partner for a distribution to its shareholders of some or all of its portion of such Partnership distribution.

(iii) Notwithstanding anything herein to the contrary, with respect to any Redemption or acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, in the event that the General Partner gives notice to all Limited Partners (but excluding the Special Limited Partner and any Assignees) then owning Partnership Interests (a "Primary Offering Notice") that Essex desires to effect an offering (whether or not underwritten and whether or not a public or private placement) of REIT Shares or other securities of Essex, commencement of the actions denoted in Section 11.1(d) hereof as to a Public Offering Funding with respect to any Notice of Redemption thereafter received, whether or not the Tendering Party is a Limited Partner, may be delayed, at the option of the General Partner until the earlier of (a) the completion of the offering or (b) ninety (90) days following the giving of the Primary Offering Notice.

(iv) Without the consent of the General Partner (which may be given or withheld in its sole and absolute discretion), no Tendering Party may effect a Redemption within ninety (90) days following the closing of any prior Public Offering Funding.

(v) The consummation of such Redemption (or an acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, as the case may be) shall be subject to the expiration or termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

(vi) The Tendering Party shall continue to hold all Partnership Units subject to any Redemption, and be treated as a Limited Partner or an Assignee, as applicable, with respect such Partnership Units for all purposes of this Agreement, until such Partnership Units are either paid for by the Partnership pursuant to Section 11.1(a) hereof or transferred to Essex and paid for by the issuance of the REIT Shares, pursuant to Section 11.1(b) hereof, on the Specified Redemption Date. Until a Specified Redemption Date and an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, the Tendering

Party shall have no rights as a shareholder of Essex with respect to the REIT Shares issuable in connection with such acquisition.

For purposes of determining  compliance with the  restrictions set forth in this
Section 11.1(e), all Partnership Units beneficially owned by a Related Party of a Tendering Party shall be considered to be owned or held by such Tendering Party.

(f) In connection with an exercise of Redemption rights pursuant to this Section 11.1, the Tendering Party shall submit the following to the General Partner, in addition to the Notice of Redemption:

(i) A written affidavit, dated the same date as, and accompanying, the Notice of Redemption, (a) disclosing the actual and constructive ownership, as determined for purposes of Code Sections 856(a)(6) and 856(h), of REIT Shares by (i) such Tendering Party and (ii) any Related Party and (b) representing that, after giving effect to the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, neither the Tendering Party nor any Related Party will own REIT Shares in excess of any ownership limitations set forth in the Charter;

(ii) A written representation that neither the Tendering Party nor any Related Party has any intention to acquire any additional REIT Shares prior to the closing of the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof on the Specified Redemption Date; and

(iii) An undertaking to certify, at and as a condition to the closing of (i) the Redemption or (ii) the acquisition of the Tendered Units by Essex pursuant to
Section 11.1(b) hereof on the Specified Redemption Date, that either (a) the actual and constructive ownership of REIT Shares by the Tendering Party and any Related Party remain unchanged from that disclosed in the affidavit required by
Section 11.1(f)(i) or (b) after giving effect to the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, neither the Tendering Party nor any Related Party shall own REIT Shares in violation of the Ownership Limit.

11.2 PARTNERSHIP RIGHT TO CALL LIMITED PARTNER INTEREST. Notwithstanding any other provision of this Agreement, on and after the date on which the aggregate Partnership Units of the Limited Partners (other than the Special Limited Partner) constitute less than twenty-five percent (25%) of the aggregate Partnership Units of all Partners, the Partnership shall have the right, but not the obligation, from time to time and at any time to redeem any and all outstanding Partnership Interests of the Limited Partners (other than the Special Limited Partner) by treating any Limited Partner (other than the Special Limited Partner) as a Tendering Party who has delivered a Notice of Redemption pursuant to Section 11.1 hereof for the amount of Partnership Units to be specified by the General Partner, in its sole and absolute discretion, by notice to such Limited Partner that the Partnership has elected to exercise its rights under this Section 11.2. Such notice given by the General Partner to a Limited Partner pursuant to this Section 11.2 shall be treated as if it were a Notice of

Redemption delivered to the General Partner by such Limited Partner. For purposes of this Section 11.2, (a) any Limited Partner (whether or not otherwise a Qualifying Party) may, in the General Partner's sole and absolute discretion, be treated as a Qualifying Party that is a Tendering Party and (b) the provisions of Sections 11.1(c), 11.1(e)(i), 11.1(e)(ii), and 11.1.(e)(iv) hereof shall not apply, but the remainder of Section 11.1 hereof (including, without limitation, the rights of the General Partner under Section 11.1(b) hereof) shall apply with such adjustments as shall be necessary in the circumstances. Notwithstanding the foregoing, the Partnership shall have no rights pursuant to this Section 11.2 prior to January 1, 2016.

11.3 OTHER REDEMPTIONS. Notwithstanding the provisions of Section 11.1 hereof, nothing in this Agreement shall preclude the redemption of any Partnership Interest of a Limited Partner or Partnership Units by the Partnership upon such terms and conditions as may be negotiated between the Limited Partner or Assignee holding such Limited Partner's Partnership Interest or Partnership Units, on the one hand, and the General Partner, on the other hand, in their sole and absolute discretion. Such a redemption may include, without limitation, the payment of cash by the Partnership to the Limited Partner or Assignee, in a lump sum or in installments, or the distribution in kind of Partnership assets to such Limited Partner or Assignee (which assets may be encumbered), including assets to be designated by the Limited Partner or Assignee and acquired (with or without debt financing) by the Partnership. Upon any such redemption, the Partnership Units and Partnership Interest redeemed shall be cancelled and Exhibit A shall be amended as appropriate to reflect such redemption. In effecting any such redemption by negotiated agreement, none of the Partnership, the General Partner, the Limited Partner and the Assignee, as the case may be, shall incur any liability to any other Unitholder or have any duty to offer the same or similar terms for redemption of any other Partnership Interest or Partnership Units.

                                   ARTICLE XII

                             Arbitration of Disputes

12.1 ARBITRATION. Notwithstanding anything to the contrary contained in this Agreement, all claims, disputes and controversies between the parties hereto (including, without limitation, any claims, disputes and controversies between the Partnership and any one or more of the Partners and any claims, disputes and controversies between any one or more Partners) arising out of or in connection with this Agreement or the Partnership created hereby, relating to the validity, construction, performance, breach, enforcement or termination thereof, or otherwise, shall be resolved by binding arbitration in San Francisco, California, in accordance with California Civil Procedure Code Sections 1280 et seq. (other than Section 1283.05), this Article XII and, to the extent not inconsistent with this Article XII (other than the reference in this Article to Sections of the California Civil Procedure Code), the Expedited Procedures and Commercial Arbitration Rules of the American Arbitration Association (the "Arbitration Rules").

12.2 PROCEDURES. Any arbitration called for by this Article XII shall be conducted in accordance with the following procedures:

(a) The Partnership or any Partner (the "Requesting Party") may demand arbitration pursuant to Section 12.1 hereof at any time by giving written notice of such demand (the "Demand Notice") to all other Partners and (if the Requesting Party is not the Partnership) to the Partnership which Demand Notice shall describe in reasonable detail the nature of the claim, dispute or controversy.

(b) Within fifteen (15) days after the giving of a Demand Notice, the Requesting Party, on the one hand, and each of the other Partners and/or the Partnership against whom the claim has been made or with respect to which a dispute has arisen (collectively, the "Responding Party"), on the other hand, shall select and designate in writing to the other party one reputable, disinterested individual (a "Qualified Individual") willing to act as an arbitrator of the claim, dispute or controversy in question. Each of the Requesting Party and the Responding Party shall use its best efforts to select a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof), having at least ten (10) years experience in real estate partnership matters, having no affiliation with any of the parties as its respective Qualified Individual. Within fifteen (15) days after the foregoing selections have been made, the arbitrators so selected shall jointly select a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the third Qualified Individual willing to act as an arbitrator of the claim, dispute or controversy in question (the "Third Arbitrator"). In the event that the two arbitrators initially selected are unable to agree on the Third Arbitrator within the second fifteen (15) day period referred to above, then, on the application of either party, the American Arbitration Association shall promptly select and appoint a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the Qualified Individual to act as the Third Arbitrator in accordance with the terms of the Arbitration Rules. The three arbitrators selected pursuant to this subsection (b) shall constitute the arbitration panel for the arbitration in question.

(c) The presentations of the parties hereto in the arbitration proceeding shall be commenced and completed within sixty (60) days after the selection of the arbitration panel pursuant to subsection (b) above, and the arbitration panel shall render its decision in writing within thirty (30) days after the completion of such presentations. Any decision concurred in by any two (2) of the arbitrators shall constitute the decision of the arbitration panel, and unanimity shall not be required. If a decision concurred in by at least two (2) of the arbitrators is not rendered within such thirty (30) day period, then each of the parties shall select a new Qualified Individual willing to act as an arbitrator and a new arbitration proceeding shall commence in accordance with this Article XII.

(d) The arbitration panel shall have the discretion to include in its decision a direction that all or part of the attorneys' fees and costs of any party or parties and/or the costs of such arbitration be paid by any other party or parties. On the application of a party before or after the initial decision of the arbitration panel, and proof of its attorneys' fees and costs, the arbitration panel shall order the other party to make any payments directed pursuant to the preceding sentence.

(e) The Third Arbitrator shall have the right in its discretion to authorize the obtaining of discovery, including the taking of depositions of witnesses for the purpose of discovery.

(f) At the request of any party, the arbitrators shall make and provide to the parties written findings of fact and conclusions of law.

12.3 BINDING CHARACTER. Any decision rendered by the arbitration panel pursuant to this Article XII shall be final and binding on the parties hereto, and judgment thereon may be entered by any state or federal court of competent jurisdiction.

12.4 EXCLUSIVITY. Arbitration shall be the exclusive method available for resolution of claims, disputes and controversies described in Section 12.1 hereof, and the Partnership and its Partners stipulate that the provisions hereof shall be a complete defense to any suit, action, or proceeding in any court or before any administrative or arbitration tribunal with respect to any such claim, controversy or dispute. The provisions of this Article XII shall survive the dissolution of the Partnership.

12.5 NO ALTERATION OF AGREEMENT. Nothing contained herein shall be deemed to give the arbitrators any authority, power or right to alter, change, amend, modify, add to, or subtract from any of the provisions of this Partnership Agreement.

                                  ARTICLE XIII

                               General Provisions

13.1 NOTICES. All notices, offers or other communications required or permitted to be given pursuant to this Agreement shall be in writing and may be personally served, telecopied or sent by United States mail and shall be deemed to have been given when delivered in person, upon receipt of telecopy or three business days after deposit in United States mail, registered or certified, postage prepaid, and properly addressed, by or to the appropriate party. For purposes of this Section 13.1, the addresses of the parties hereto shall be as set forth in attached Exhibit A. The address of any Limited Partner may be changed by a notice in writing given to the General Partner or the Special Limited Partner in accordance with the provisions hereof, and the address of the General Partner and the Special Limited Partner may be changed by a notice in writing given to each of the Limited Partners in accordance with the provisions hereof.

13.2 SUCCESSORS. This Agreement and all the terms and provisions hereof shall be binding upon and shall inure to the benefit of all Partners, and their legal representatives, heirs, successors and permitted assigns, except as expressly herein otherwise provided.

13.3 EFFECT AND INTERPRETATION. This Agreement shall be governed by and construed in conformity with the laws of the State of California.

13.4 COUNTERPARTS. This Agreement may be executed in counterparts, each of which shall be an original, but all of which shall constitute one and the same instrument.

13.5 PARTNERS NOT AGENTS. Except as specifically provided herein, nothing contained herein shall be construed to constitute any Partner the agent of another Partner, or in any manner to limit the Partners in the carrying on of their own respective businesses or activities.

13.6 ENTIRE UNDERSTANDING; ETC. This Agreement constitutes the entire agreement and understanding among the Partners and supersedes any prior understandings and/or written or oral agreements among them respecting the subject matter within.

13.7 AMENDMENTS. The General Partner is hereby authorized, without the consent of the Limited Partners, to amend this Agreement, including, without limitation, Exhibit A attached hereto to reflect (i) the admission of any substituted
Limited Partner or Additional Limited Partner into the Partnership or the withdrawal of any Limited Partner from the Partnership, or (ii) any adjustment to the Percentage Interests, Partnership Units or Capital Accounts of the Partners in connection with any of the actions described in clause (i) above,
Section 4.3, or elsewhere in this Agreement. Except as provided in the previous sentence, this Agreement may not be amended, and no provision benefiting the General Partner or the Special Limited Partner may be waived, except by a written instrument signed by the General Partner and the Special Limited Partner (and Essex to the extent provided in Section 13.16) and (except as provided in Article IV and Article IX), if the Limited Partners (other than the Special Limited Partner) collectively own forty percent (40%) or more of the Partnership

Units, a Majority-In-Interest of the Limited Partners, except that this Agreement may not be amended to alter the priority of distributions or to decrease any Limited Partner's Percentage Interest (except pursuant to a provision of this Agreement other than this Section 13.7) without the consent of all of the affected Limited Partners (regardless of the size of their collective Partnership Unit ownership).

13.8 SEVERABILITY. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid by a court of competent jurisdiction, the remainder of this Agreement, or the application of such provision to persons or circumstances other than those to which it is held invalid by such court, shall not be affected thereby.

13.9 TRUST PROVISION. This Agreement, to the extent executed by the trustee of a trust, is executed by such trustee solely as trustee and not in a separate capacity. Nothing herein contained shall create any liability on, or require the performance of any covenant by, any such trustee individually, nor shall anything contained herein subject the individual personal property of any trustee to any liability.

13.10 PRONOUNS AND HEADINGS. As used herein, all pronouns shall include the masculine, feminine and neuter, and all defined terms shall include the singular and plural thereof whatever the context and facts require such construction. The headings, titles and subtitles herein are inserted for convenience of reference only and are to be ignored in any construction of the provisions hereof. Any references in this Agreement to "including" shall be deemed to mean "including without limitation".

13.11 ASSURANCES. Each of the Partners shall hereafter execute and deliver such further instruments and do such further acts and things as may be required or useful to carry out the intent and purpose of this Agreement and as are not inconsistent with the terms hereof.

13.12 TAX CONSEQUENCES. Each Partner acknowledges and agrees that he or she has relied fully upon the advice of its own legal counsel and/or accountant in determining the tax consequences of this Agreement and the transactions contemplated hereby and not upon any representations or advice by the General Partner or by any other Partner.

13.13 SECURITIES REPRESENTATIONS. Each Limited Partner hereby represents and warrants to the Partnership and the General Partner that

(a) such Limited Partner understands the risks of, and other considerations relating to accepting the Partnership Units in connection with its contribution of property to the Partnership.

(b) such Limited Partner is an "accredited investor" as defined in Rule 501 under the Securities Act, and by reason of its business and financial experience, together with the business and financial experience of those persons, if any, retained by it to represent or advise it with respect to the transactions contemplated by this Agreement, (a) has such knowledge, sophistication and experience in financial and business matters and in making investment decisions of this type, and it is capable of evaluating the merits and risks of an investment in the Partnership and of making an informed investment decision, (b) is capable of protecting its own interest or has engaged representatives or advisors to assist it in protecting its interest, and
(c) is capable of bearing the economic risk of such investment.

(c) such Limited Partner understands that an investment in the Partnership involves substantial risks. Each Limited Partner has been given the opportunity to make a thorough investigation of the proposed activities of the Partnership. Each Limited Partner has been afforded the opportunity to obtain any information deemed necessary by such Limited Partner. Each Limited Partner confirms that all documents, records, and book pertaining to its investment in the Partnership and requested by such Limited Partner have been made available or delivered to such Limited Partner. Each Limited Partner has had an opportunity to ask questions of and receive answers from the Partnership, or from a person or persons acting on the Partnership's behalf, concerning the terms and conditions of the transactions contemplated by this Agreement and its acquisition of Partnership Units. Each Limited Partner has relied upon, and is making its investment decisions, solely upon such information as has been provided to such Limited Partner in writing by the Partnership.

(d) The Partnership Units issued or to be issued to each Limited Partner by the Partnership will be held or acquired by such Limited Partner for its own account for investment only and not with a view to, or with any intention of, a distribution or resale thereof, in whole or in part, or the grant of any participation therein, without prejudice, however, to such Limited Partner's right (subject to the terms of this Agreement) at all times to sell or otherwise dispose of all or any part of its Partnership Units under an exemption from such registration available under the Securities Act and applicable state securities laws, and subject, nevertheless, to the disposition of its assets being at all times within its control. Each Limited Partner was not formed for the specific purpose of acquiring an interest in the Partnership.

Each Limited Partner agrees and acknowledges that (i) the Partnership Units issued or to be issued to such Limited Partner have not been registered under the Securities Act or state securities laws by reason of a specific exemption or exemptions from registration under the Securities Act and applicable state securities laws and, if such Partnership Units are represented by certificates, such certificates will bear a legend to such effect; (ii) the Partnership's reliance on such exemptions is predicated in part on the accuracy and completeness of the representations, warranties and covenants of such Limited Partner contained herein; (iii) such Partnership Units, therefore, cannot be resold unless registered under the Securities Act and applicable state securities laws, or unless an exemption from registration is available; (iv) there is no public market for such Partnership Units; (v) notwithstanding anything to the contrary set forth in this Agreement, Partnership Units issued to such Limited Partner may not be Transferred unless the General Partner determines that the Transfer of the same is a valid private placement under applicable federal and state securities laws; and (vi) the Partnership has no obligation or intention to register such Partnership Units for resale under the Securities Act or any state securities laws or to take any action that would make available any exemption from the registration requirements of such laws. Each Limited Partner hereby acknowledges that because of the restrictions on Transfer of such Partnership Units to be issued hereunder, such Limited Partner may have to bear the economic risk of the investment commitment evidenced by this Agreement for an indefinite period of time.

13.14 ORIGINAL GENERAL PARTNER REPRESENTATIONS. Each of the Current General Partners, hereby, jointly and severally, represents and warrants to the General Partner, the Special Limited Partner and the Partnership, as of the date hereof, as follows:

(a) There is no litigation pending or, after due and diligent inquiry, to the best of such Current General Partner's knowledge, threatened, (i) against the Partnership, or (ii) any of the Current General Partners relating to the operation or management of the Partnership or any of the Partnership's current or prior assets.

(b) The Partnership is a limited partnership duly organized, validly existing and in good standing under the laws of the State of California. This Agreement will not violate any provision of any agreement or judicial or administrative order to which the Partnership or its current or prior assets are subject. The Partnership and its operations are (and have at all times in the past been) in compliance with all applicable laws.

(c) There are no outstanding (i) liabilities, debts, obligations or responsibilities of the Partnership (including, without limitation, debts owed by the Partnership to any of the Partners or any other Person), or (ii) written or oral agreements to which the Partnership is subject or its assets bound, which have not been disclosed to the General Partner, in writing, prior to the date hereof.

(d) None of the Current General Partners is or has been the subject of any Bankruptcy.

13.15 POWER OF ATTORNEY. Each Limited Partner and each Assignee hereby irrevocably constitutes and appoints the General Partner, any Liquidating Trustee, and authorized officers and attorneys-in-fact of each, and each of those acting singly, in each case with full power of substitution, as its true and lawful agent and attorney-in-fact, coupled with an interest, with full power and authority in its name, place and stead to:

(1) execute, swear to, seal, acknowledge, deliver, file and record in the appropriate public offices (a) all certificates, documents and other instruments (including, without limitation, this Agreement and the Certificate and all amendments, supplements or restatements thereof) that the General Partner or the Liquidating Trustee deems appropriate or necessary to form, qualify or continue the existence or qualification of the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability to the extent provided by applicable law) in the State of California and in all other jurisdictions in which the Partnership may conduct business or own property; (b) all instruments that the General Partner deems appropriate or necessary to reflect any amendment, change, modification or restatement of this Agreement in accordance with its terms; (c) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reflect the dissolution and liquidation of the Partnership pursuant to the terms of this Agreement, including, without limitation, a certificate of cancellation; (d) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reflect the distribution or exchange of assets of the Partnership pursuant to the terms of this Agreement; (e) all instruments relating to the dissolution, liquidation or winding up of the Partnership or the admission, withdrawal, removal or substitution of any Partner or any of the other events described in, Article VIII, Article IX or Section 13.7 hereof or the Capital Contribution of any Partner; and (f) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges relating to Partnership Interests; and

(2) execute, swear to, acknowledge and file all ballots, consents, approvals, waivers, certificates and other instruments appropriate or necessary, in the sole and absolute discretion of the General Partner, to make, evidence, give, confirm or ratify any vote, consent, approval, agreement or other action that is made or given by the Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole and absolute discretion of the General Partner, to effectuate the terms or intent of this Agreement.

Nothing contained herein shall be construed as authorizing the General Partner to amend this Agreement except in accordance with this Article XIII hereof or as may be otherwise expressly provided for in this Agreement.

The foregoing power of attorney is hereby declared to be irrevocable and a special power coupled with an interest, in recognition of the fact that each of the Limited Partners and Assignees will be relying upon the power of the General Partner to act as contemplated by this Agreement in any filing or other action by it on behalf of the Partnership, and it shall survive and not be affected by the subsequent Incapacity of any Limited Partner or Assignee and the Transfer of all or any portion of such Limited Partner's or Assignee's Partnership Units or Partnership Interest and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the General Partner, acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee hereby waives any and all defenses that may be available to contest, negate or disaffirm the action of the General Partner, taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the General Partner or the Liquidating Trustee, within fifteen (15) days after receipt of the General Partner's or the Liquidating Trustee's request therefor, such further designation, powers of attorney and other instruments as the General Partner or the Liquidating Trustee, as the case may be, deems necessary to effectuate this Agreement and the purposes of the Partnership.

13.16 THIRD PARTY BENEFICIARY. Essex is and is hereby deemed a third party beneficiary of this Agreement to the extent of the option granted to Essex pursuant to Section 11.1(b) hereof and the other rights granted to Essex hereunder, and Essex shall have the right to directly enforce such option and all other rights provided to Essex pursuant to this Agreement. Neither Section
7.13 (nor the definition of "REIT Requirements"), Section 9.4 nor Section 11.1 (nor the definition of "Charter") shall be modified in any manner without Essex's prior written consent in Essex's sole discretion.

13.17 COSTS OF AGREEMENT. All costs incurred in connection with the preparation and execution of this Agreement shall be paid by the Partnership.

IN WITNESS WHEREOF, this Agreement is hereby entered into among the undersigned Partners as of the date first written above.

GENERAL PARTNER:
ESSEX MANAGEMENT CORPORATION,
a California corporation



By: ________________________________________________

Name:_______________________________________________

Its: _______________________________________________



SPECIAL LIMITED
PARTNER:
ESSEX PORTFOLIO, L.P., a
California limited partnership

By: ESSEX PROPERTY TRUST, INC., a
Maryland corporation



By: __________________________________________

Name: _________________________________________

Its: __________________________________________

LIMITED PARTNERS:

NOTICE: BY EXECUTING THIS AGREEMENT YOU ARE AGREEING TO HAVE ANY DISPUTE ARISING OUT OF THE MATTERS INCLUDED IN THE "ARBITRATION OF DISPUTES" PROVISION IN
ARTICLE XII (THE "ARBITRATION PROVISION") DECIDED BY NEUTRAL ARBITRATION AS PROVIDED BY SUCH ARBITRATION PROVISION AND BY CALIFORNIA LAW AND YOU ARE GIVING UP ANY RIGHTS YOU MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL EXCEPT AS SPECIFICALLY INCLUDED IN THE ARBITRATION PROVISION. BY EXECUTING THIS AGREEMENT YOU ARE GIVING UP YOUR JUDICIAL RIGHTS TO DISCOVERY AND APPEAL, UNLESS THOSE RIGHTS ARE SPECIFICALLY INCLUDED IN THE ARBITRATION PROVISION. IF YOU REFUSE TO SUBMIT TO ARBITRATION AFTER AGREEING TO THE ARBITRATION PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER THE AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. YOUR AGREEMENT TO THE ARBITRATION PROVISION IS VOLUNTARY.

THE UNDERSIGNED HAS READ AND UNDERSTANDS THE FOREGOING AND AGREES TO SUBMIT DISPUTES ARISING OUT OF THE MATTERS INCLUDED IN THE ARBITRATION PROVISION TO NEUTRAL ARBITRATION.

 /s/ Donald V. Baptist                               /s/ James Fuqua
Donald V. Baptist                                    James Fuqua

/s/ Mayo Family Revocable Trust                      /s/ FBO Berghorn Trust
Mayo Family Revocable Trust                          FBO Berghorn Trust

/s/ Jean C. Baptist                                  /s/ Craig Zimmerman
Jean C. Baptist                                      Craig Zimmerman

/s/Rene Marasigan, M.D. and Ramona Marasigan 4/86 Trust
Rene Marasigan, M.D. and Ramona Marasigan 4/86 Trust

/s/ Hanover Property Company, a California Corporation
Hanover Property Company

The following exhibit to this First Amended and Restated Agreement of Limited Partnership of Irvington Square Associates, a California Limited Partnership Agreement between Essex management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit A:     Partners and Addresses

The following exhibit to this First Amended and Restated Agreement of Limited Partnership of Irvington Square Associates, a California Limited Partnership Agreement between Essex management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit B:     Examples Regarding Adjustment Factor

The following exhibit to this First Amended and Restated Agreement of Limited Partnership of Irvington Square Associates, a California Limited Partnership Agreement between Essex management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit C:     Notices of Redemption

The following exhibit to this First Amended and Restated Agreement of Limited Partnership of Irvington Square Associates, a California Limited Partnership Agreement between Essex management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit E:     Allocations

           FIRST AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                          IRVINGTON SQUARE ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           ---------------------------


THE LIMITED PARTNERSHIP INTERESTS REFERRED TO HEREIN HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR, UNLESS IT HAS BEEN CONFIRMED TO YOU IN WRITING, WITH ANY STATE REGULATORY AGENCY. THESE LIMITED PARTNERSHIP INTERESTS MUST BE ACQUIRED FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND, EXCEPT AS SPECIFICALLY PROVIDED IN THIS PARTNERSHIP AGREEMENT, MAY NOT BE MORTGAGED, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED OR OFFERED TO BE SO TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH LIMITED PARTNERSHIP INTERESTS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND THE REGULATIONS PROMULGATED PURSUANT THERETO AND ANY APPLICABLE STATE LAW (UNLESS EXEMPT THEREFROM), AND WITHOUT COMPLIANCE WITH THE REQUIREMENTS SET FORTH IN THIS PARTNERSHIP AGREEMENT.

NO STATE OR FEDERAL SECURITY COMMISSIONERS OR STATE OR FEDERAL REGULATORY AGENCIES HAVE PASSED UPON THE VALUE OF THE SECURITIES, NOR HAVE THEY APPROVED OR DISAPPROVED THE OFFERING. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

                            * * * * * * * * * * * * *

                                TABLE OF CONTENTS


ARTICLE I DEFINITIONS; ETC....................................................1

1.1  Definitions..............................................................1
1.2  Exhibit, Etc............................................................16

ARTICLE II ORGANIZATION......................................................16

2.1 Continuation of Partnership..............................................16
2.2  Name....................................................................16
2.3  Character of the Business...............................................16
2.4  Partnership Only for Purposes Specified.................................17
2.5  Location of the Principal Place of Business.............................17
2.6  Agent for Service of Process............................................17
2.7  Admission of New General Partner; Removal of Existing General Partners..17
2.8  Certificates of Ownership...............................................17

ARTICLE III TERM.............................................................18
3.1  Commencement............................................................18
3.2  Termination.............................................................18

ARTICLE IV CONTRIBUTIONS TO CAPITAL..........................................18

4.1  General Partner and Special Limited Partner Capital Contributions.......18
4.2  Limited Partner Capital Contributions...................................18
4.3  Additional Funds........................................................18
4.4  Contributions of Property...............................................20
4.5  No Third Party Beneficiary..............................................20
4.6  No Interest; No Return..................................................20

ARTICLE V CONCURRENT TRANSACTIONS............................................20

5.1  Concurrent Transactions.................................................20

ARTICLE VI ALLOCATIONS AND OTHER TAX AND ACCOUNTING MATTERS..................20

6.1  Allocations.............................................................20
6.2  Distributions...........................................................20
6.3  Withholding.............................................................21
6.4  Books of Account........................................................21
6.5  Reports.................................................................21
6.6  [Intentionally Omitted].................................................22
6.7  Tax Elections and Returns...............................................22
6.8  Tax Matters Partner.....................................................22

ARTICLE VII RIGHTS, DUTIES AND RESTRICTIONS OF THE GENERAL PARTNER...........23

7.1  Expenditures by Partnership.............................................23
7.2  Powers and Duties of General Partner....................................23
7.3  Major Decisions.........................................................26
7.4  Actions with Respect to Certain Documents...............................26
7.5  Other Business of General Partner and Special Limited Partner...........27
7.6  Contracts With Affiliates...............................................27
7.7  Proscriptions...........................................................27
7.8  Additional Partners.....................................................28
7.9  Title Holder............................................................28
7.10  Compensation of the General Partner....................................28

7.11  Waiver and Indemnification.............................................28
7.12  Contracts With Controlled Entities.....................................29
7.13  Operation in Accordance with REIT Requirements.........................29

ARTICLE VIII DISSOLUTION, LIQUIDATION AND WINDING-UP.........................30

8.1  Liquidating Events......................................................30
8.2  Accounting..............................................................30
8.3  Distribution on Dissolution.............................................30
8.4  Timing Requirements.....................................................31
8.5  Sale of Partnership Assets..............................................31
8.6  Distributions in Kind...................................................31
8.7  Documentation of Liquidation............................................32
8.8  Liability of the Liquidating Trustee....................................32

ARTICLE IX TRANSFER OF PARTNERSHIP INTERESTS.................................32

9.1  General Partner and Special Limited Partner Transfers...................32
9.2  Transfers by Limited Partners...........................................33
9.3  Issuance of Additional Partnership Interests and Admittance of Additional
     Partners................................................................34
9.4  Restrictions on Transfer................................................34

ARTICLE X RIGHTS AND OBLIGATIONS OF THE LIMITED PARTNERS.....................35

10.1  No Participation in Management.........................................35
10.2  Bankruptcy of a Limited Partner and Certain Other Events...............35
10.3  No Withdrawal..........................................................35
10.4  Duties and Conflicts...................................................35

ARTICLE XI GRANT OF RIGHTS TO LIMITED PARTNERS...............................36

11.1  Grant of Rights........................................................36
11.2  Partnership Right to Call Limited Partner Interest.....................40
11.3  Other Redemptions......................................................41

ARTICLE XII ARBITRATION OF DISPUTES..........................................41

12.1  Arbitration............................................................41
12.2  Procedures.............................................................41
12.3  Binding Character......................................................43
12.4  Exclusivity............................................................43
12.5  No Alteration of Agreement.............................................43

ARTICLE XIII GENERAL PROVISIONS..............................................44

13.1  Notices................................................................44
13.2  Successors.............................................................44
13.3  Effect and Interpretation..............................................44
13.4  Counterparts...........................................................44
13.5  Partners Not Agents....................................................44
13.6  Entire Understanding; Etc..............................................44
13.7  Amendments.............................................................44
13.8  Severability...........................................................44
13.9  Trust Provision........................................................45
13.10  Pronouns and Headings.................................................45
13.11  Assurances............................................................45
13.12  Tax Consequences......................................................45
13.13  Securities Representations............................................45
13.14  Original General Partner Representations..............................46

13.15  Power of Attorney.....................................................47
13.16  Third Party Beneficiary...............................................48
13.17  Costs of Agreement....................................................49




                                    EXHIBITS

A        Partners and Addresses
B        Examples Regarding Adjustment Factor
C        Notice of Redemption
D        Intentionally Omitted
E        Allocations

                           FIRST AMENDED AND RESTATED

                        AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                          IRVINGTON SQUARE ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP


                               ------------------

          FOURTH AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                         WESTERN PALO ALTO II INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP


         THIS FOURTH AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP is made and entered into as of the 1st day of January, 1997, by and among the undersigned parties.

                              W I T N E S S E T H:

         WHEREAS, pursuant to that certain Third Amended and Restated Agreement of Limited Partnership entered into as of March 6, 1985 (the "Original Agreement"), the parties to the Original Agreement continued Western Palo Alto II Investors, a California limited partnership (the "Partnership"), pursuant to the Uniform Limited Partnership Act of California, subject to the terms and conditions of the Original Agreement; and

         WHEREAS, the parties, hereto, constituting all of the partners in the Partnership, hereby desire to amend, restate and supersede the Original Agreement in its entirety, pursuant to the terms and conditions hereof.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereto, intending legally to be bound, hereby amend, restate and supersede the Original Agreement, in its entirety, to provide as follows:


                                    ARTICLE I
                               Definitions; Etc.

1.1 DEFINITIONS. Except as otherwise herein expressly provided, the following terms and phrases shall have the meanings set forth below:

"ACCOUNTANTS" shall mean the firm or firms of independent certified public accountants selected by the General Partner on behalf of the Partnership.

"ACQUISITION COST" shall have the meaning set forth in Section 4.1 hereof.

"ACT" shall mean the California Revised Limited Partnership Act, California Corporations Code Sections 15611, et seq., as the same may hereafter be amended from time to time.

"ADDITIONAL INTERESTS" shall have the meaning set forth in Section 9.3 hereof.

"ADDITIONAL PARTNER" shall have the meaning set forth in Section 9.3 hereof.

"ADJUSTED CAPITAL ACCOUNT DEFICIT" shall mean, with respect to any Limited Partner, the deficit balance, if any, in such Partner's Capital Account as of the end of any relevant fiscal year and after giving effect to the following adjustments:

(a) credit to such Capital Account any amounts which such Partner is obligated or treated as obligated to restore with respect to any deficit balance in such Capital Account pursuant to Section 1.704-1(b)(2)(ii)(c) of the Regulations, or is deemed to be obligated to restore with respect to any deficit balance pursuant to the penultimate sentences of Sections 1.704-2(g)(1) and 1.704-2(i)(5) of the Regulations; and

(b)  debit  to  such   Capital   Account   the  items   described   in  Sections
1.704-1(b)(2)(ii)(d)(4), (5) and (6) of the Regulations.

The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the requirements of the alternate test for economic effect contained in Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

"ADJUSTMENT DATE" shall have the meaning set forth in Section 4.3(a)(ii) hereof.

"ADJUSTMENT FACTOR" means 1.0; provided, however, that in the event that:

(a) Essex (as hereinafter defined) (i) declares or pays a dividend on the outstanding REIT Shares (as hereinafter defined) in REIT Shares or makes a distribution to all holders of its outstanding REIT Shares in REIT Shares, (ii) splits or subdivides its outstanding REIT Shares or (iii) effects a reverse stock split or otherwise combines its outstanding REIT Shares into a smaller number of REIT Shares, the Adjustment Factor shall be adjusted by multiplying the Adjustment Factor previously in effect by a fraction, (1) the numerator of which shall be the number of REIT Shares issued and outstanding on the record date for such dividend, distribution, split, subdivision, reverse split or combination (assuming for such purposes that such dividend, distribution, split, subdivision, reverse split or combination has occurred as of such time) and (2) the denominator of which shall be the actual number of REIT Shares (determined without the above assumption) issued and outstanding on the record date for such dividend, distribution, split, subdivision, reverse split or combination;

(b) Essex distributes any rights, options or warrants to all holders of its REIT Shares to subscribe for or to purchase or to otherwise acquire REIT Shares (or other securities or rights convertible into, exchangeable for or exercisable for REIT Shares) at a price per share less than the Value of a REIT Share on the record date for such distribution (each a "Distributed Right"), then the Adjustment Factor shall be adjusted by multiplying the Adjustment Factor previously in effect by a fraction, (i) the numerator of which shall be the number of REIT Shares issued and outstanding on the record date plus the maximum number of REIT Shares purchasable under such Distributed Rights, and (ii) the denominator of which shall be the number of REIT Shares issued and outstanding on the record date plus a fraction, (1) the numerator of which is the maximum number of REIT Shares purchasable under such Distributed Rights times the minimum purchase price per REIT Share under such Distributed Rights, and (2) the denominator of which is the Value of a REIT Share as of the record date;

provided, however, that, if any such Distributed Rights expire or become no longer exercisable, then the Adjustment Factor shall be adjusted, effective retroactive to the date of distribution of the Distributed Rights, to reflect a reduced maximum number of REIT Shares or any change in the minimum purchase price for the purposes of the above fractions; or

(c) Essex shall, by dividend or otherwise, distribute to all holders of outstanding REIT Shares evidences of its indebtedness or assets (including securities, but excluding any dividend or distribution referred to in subsection
(a) above), which evidences of indebtedness or assets relate to assets not received by Essex pursuant to a pro rata distribution by the Partnership, then the Adjustment Factor shall be adjusted to equal the amount determined by multiplying the Adjustment Factor in effect immediately prior to the close of business on the date fixed for determination of shareholders entitled to receive such distribution by a fraction, (i) the numerator shall be the Value on the date fixed for such determination and (ii) the denominator shall be the Value on the dated fixed for such determination less the then fair market value (as determined by Essex, whose determination shall be conclusive) of the portion of the evidences of indebtedness or assets so distributed applicable to one REIT Share.

Any adjustments to the Adjustment Factor shall become effective immediately after the effective date of such event, retroactive to the record date, if any, for such event; provided, however, that any Limited Partner may waive, by written notice to the General Partner, the effect of any adjustment which results in an increase (but not a decrease) to the Adjustment Factor applicable to the Partnership Units held by such Limited Partner, and, thereafter, such adjustment will not be effective as to such Partnership Units. For illustrative purposes only, examples of adjustments to the Adjustment Factor are set forth on Exhibit B attached hereto.

"ADMINISTRATIVE EXPENSES" shall mean (i) all administrative and operating costs and expenses incurred by the Partnership, and (ii) those administrative costs and expenses of the General Partner and the Special Limited Partner, including salaries paid to officers of the General Partner and the Special Limited Partner, and accounting and legal expenses undertaken by the General Partner and the Special Limited Partner on behalf or for the benefit of the Partnership.

"AFFILIATE" shall mean, with respect to any Partner (or as to any other person the affiliates of whom are relevant for purposes of any of the provisions of this Agreement), (i) any member of the Immediate Family of such Partner; (ii) any trustee or beneficiary of a Partner; (iii) any legal representative, successor, or assignee of any Person referred to in the preceding clauses (i) and (ii); (iv) any trustee for the benefit of any Person referred to in the preceding clauses (i) through (iii); or (v) any Entity which directly or indirectly through one or more intermediaries, Controls, is Controlled by, or is under common Control with, any Person referred to in the preceding clauses (i) through (iv).

"AGREEMENT" shall mean this Fourth Amended and Restated Agreement of Limited Partnership, as originally executed and as amended, modified, supplemented or restated from time to time, as the context requires.

"APPLICABLE PERCENTAGE" has the meaning set forth in Section 11.1(b) hereof.

"ARBITRATION RULES" shall have the meaning set forth in Section 12.1 hereof.

"ASSIGNEE" shall mean a Person to whom one or more Partnership Units have been Transferred in a manner permitted under this Agreement, but who has not become a Substituted Limited Partner.

"AVAILABLE CASH" shall mean, with respect to any fiscal period of the Partnership, the excess, if any, of "Receipts" over "Expenditures." For purposes hereof, the term "Receipts" means the sum of all cash receipts of the Partnership from all sources for such period, (x) including (i) Net Sale Proceeds and Net Financing Proceeds and (ii) any amounts held as reserves as of the last day of such period which the General Partner reasonably deems to be in excess of necessary reserves as determined below, and (y) excluding Capital Contributions. The term "Expenditures" means the sum of (a) all cash expenses of the Partnership for such period, (b) the amount of all payments of principal and interest on account of any indebtedness of the Partnership including payments of principal and interest on account of Partner Loans, or amounts due on such indebtedness during such period, (c) any amount distributed or paid in redemption of Partnership Units pursuant to Article XI hereof, including, without limitation, any Cash Amount paid, and (d) such additional cash reserves as of the last day of such period as the General Partner deems necessary for any capital or operating expenditure permitted hereunder, but excluding all amounts payable under the clauses (a), (b), (c) and (d) above with the proceeds of Capital Contributions, as determined by the General Partner.

"BANKRUPTCY" shall mean, with respect to any Partner, (i) the commencement by such Partner of any proceeding seeking relief under any provision or chapter of the federal Bankruptcy Code or any other federal or state law relating to insolvency, bankruptcy or reorganization, (ii) an adjudication that such Partner is insolvent or bankrupt; (iii) the entry of an order for relief under the federal Bankruptcy Code with respect to such Partner, (iv) the filing of any such petition or the commencement of any such case or proceeding against such Partner, unless such petition and the case or proceeding initiated thereby are dismissed within ninety (90) days from the date of such filing, (v) the filing of an answer by such Partner admitting the allegations of any such petition,
(vi) the appointment of a trustee, receiver or custodian for all or substantially all of the assets of such Partner unless such appointment is vacated or dismissed within ninety (90) days from the date of such appointment but not less than five (5) days before the proposed sale of any assets of such Partner, (vii) the insolvency of such Partner or the execution by such Partner of a general assignment for the benefit of creditors, (viii) the failure of such Partner to pay its debts as they mature, (ix) the levy, attachment, execution or other seizure of all or substantially all of the assets of such Partner where such seizure is not discharged within thirty (30) days thereafter, or (x) the admission by such Partner in writing of its inability to pay its debts as they mature or that it is generally not paying its debts as they become due.

"CAPITAL ACCOUNT" shall mean, with respect to any Partner, the separate "book" account which the Partnership shall establish and maintain for such Partner in accordance with Section 704(b) of the Code and Section 1.704-1(b)(2)(iv) of the Regulations and such other provisions of Section 1.704-1(b) of the Regulations that must be complied with in order for the Capital Accounts to be determined in accordance with the provisions of said Regulations. In furtherance of the foregoing, the Capital Accounts shall be maintained in compliance with Section 1.704-1(b)(2)(iv) of the Regulations; and the provisions hereof shall be interpreted and applied in a manner consistent therewith. In the event that any Partnership Interest is transferred in accordance with the terms of this Agreement, the Capital Account, at the time of the transfer, of the transferor attributable to the transferred interest shall carry over to the transferee.

"CAPITAL CONTRIBUTION" shall mean, with respect to any Partner, the amount of money and the initial Gross Asset Value of any property other than money contributed by such Partner to the Partnership pursuant to the terms of this Agreement (net of liabilities secured by such property that the Partnership is considered to assume or take subject to under Section 752 of the Code). Gross Asset Value shall be calculated as provided herein.

"CASH AMOUNT" means (1) the lesser of (A) an amount of cash equal to the product of (i) the product of (a) the Value of a REIT Share and (b) the REIT Shares Amount determined as of the applicable Valuation Date, and (ii) 0.98, or (B) in the case of a Declination followed by a Public Offering Funding, the Public Offering Funding Amount, plus (2) all accrued but unpaid distributions, if any, with respect to the Tendered Units, pursuant to Section 6.2(b).

"CERTIFICATE" shall mean the Certificate of Limited Partnership establishing the Partnership, as filed with the office of the California Secretary of State, as the same has been amended and may be amended from time to time in accordance with the terms of the Original Agreement, this Agreement and the Act.

"CHARTER" means the Articles of Amendment and Restatement of Essex filed with the Maryland State Department of Assessments and Taxation on July 5, 1995, as amended, supplemented or restated from time to time.

"CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time.

"CONSENT OF THE LIMITED PARTNERS" means the written consent of a Majority-In-Interest of the Limited Partners, which Consent shall be obtained prior to the taking of any action for which it is required by this Agreement and may be given or withheld by a Majority-In-Interest of the Limited Partners, unless otherwise expressly provided herein, in their sole and absolute discretion.

"CONTRIBUTED FUNDS" shall have the meaning set forth in Section 4.3(a)(ii) hereof.

"CONTRIBUTED PROPERTY" shall have the meaning set forth in Section 4.1 hereof.

"CONTROL" shall mean the ability, whether by the direct or indirect ownership of shares or other equity interests, by contract or otherwise, to elect a majority of the directors of a corporation, to select the managing partner of a partnership, or otherwise to select, or have the power to remove and then select, a majority of those persons exercising governing authority over an

Entity. In the case of a limited partnership, the sole general partner, all of the general partners to the extent each has equal management control and authority, or the managing general partner or managing general partners thereof shall be deemed to have control of such partnership and, in the case of a trust, any trustee thereof or any Person having the right to select any such trustee shall be deemed to have control of such trust.

"CONTROLLED ENTITY" shall mean, with respect to any Limited Partner or Person, any Entity which directly or indirectly Controls, is Controlled by, or is under common Control with, such Limited Partner or Person.

"CURRENT  GENERAL  PARTNERS"  shall have the  meaning  set forth in Section  2.7 hereof.

"CUT-OFF DATE" means the tenth (10th) business day after the General Partner's receipt of a Notice of Redemption.

"DECLINATION" has the meaning set forth in Section 11.1(d) hereof.

"DEMAND NOTICE" shall have the meaning set forth in Section 12.2 hereof.

"DEPRECIATION" shall mean, with respect to any asset of the Partnership for any fiscal year or other period, the depreciation, depletion or amortization, as the case may be, allowed or allowable for Federal income tax purposes in respect of such asset for such fiscal year or other period; provided, however, that if there is a difference between the Gross Asset Value and the adjusted tax basis of such asset, Depreciation shall mean "book depreciation, depletion or amortization" as determined under Section 1.704-1(b)(2)(iv)(g)(3) of the Regulations.

"DISTRIBUTED RIGHT" has the meaning set forth in the definition of "Adjustment Factor."

"ENTITY" shall mean any general partnership, limited partnership, limited liability partnership, limited liability company, corporation, joint venture, trust, business trust, cooperative or association.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time (or any corresponding provisions of succeeding laws).

"ESSEX" shall mean Essex Property Trust, Inc., a Maryland corporation, the general partner of the Special Limited Partner.

"EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

"EXPENDITURES" shall have the meaning set forth in the definition of Available Cash.

"FISCAL YEAR" shall mean the fiscal year of the Partnership, which shall be the calendar year.

"FUNDING DATE" shall mean the date on which (i) the General Partner or the Special Limited Partner makes a Partner Loan, or (ii) the Partnership receives Contributed Funds pursuant to Section 4.3(a)(ii) hereof.

"FUNDING LOAN PROCEEDS" shall mean the net cash proceeds received by the General Partner or the Special Limited Partner, as applicable, in connection with any Funding Loan, after deduction of all costs and expenses incurred by the General Partner or the Special Limited Partner, as applicable, in connection with such Funding Loan.

"FUNDING LOAN(S)" shall mean any borrowing or refinancing of borrowings by or on behalf of the General Partner or the Special Limited Partner, as applicable, from any Person (including, without limitation, the General Partner and the Special Limited Partner) for the purpose of advancing the Funding Loan Proceeds to the Partnership as a loan pursuant to Section 4.3(a)(i) hereof.

"GENERAL  PARTNER"  shall  mean  Essex  Management  Corporation,   a  California
corporation, its duly admitted successors and assigns and any other Person who is a general partner of the Partnership at the time of reference thereto.

"GROSS ASSET VALUE" shall mean, with respect to any asset of the Partnership, such asset's adjusted basis for Federal income tax purposes, except as follows:

(a) the Gross Asset Value of any asset contributed to the Partnership by a Partner shall be the gross fair market value of such asset as determined by the General Partner, in its reasonable discretion, provided that the General Partner's determination of the gross fair market value of any asset pursuant to this paragraph (a) shall be deemed reasonable unless contested by the contributing Partner (i) within sixty (60) days after such determination, with respect to contributions by existing Partners, or (ii) prior to the contributing Partner's execution of any document admitting such Partner as a Partner in the Partnership, with respect to new Partners;

(b) if the General Partner reasonably determines that an adjustment is necessary or appropriate to reflect the relative economic interests of the Partners, the Gross Asset Values of all Partnership assets shall be adjusted to equal their respective gross fair market values, as reasonably determined by the General Partner, as of the following times:

(i) a Capital Contribution (other than a de minimis Capital Contribution) to the Partnership by the General Partner or a new or existing Limited Partner as consideration for a Partnership Interest;

(ii) the distribution by the Partnership to a Partner of more than a de minimis amount of Partnership property as consideration for the redemption of a Partnership Interest;

(iii) the liquidation of the Partnership within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations; and

(iv) at such other times as the General Partner shall reasonably determine necessary or advisable in order to comply with Regulations Sections 1.704-1(b) and 1.704-2.

(c) the Gross Asset Values of Partnership assets distributed to any Partner shall be the gross fair market values of such assets (taking Section 7701(g) of the Code into account) as determined by the General Partner, in its reasonable discretion, as of the date of distribution, provided that the General Partner's determination of the gross fair market value of any asset pursuant to this paragraph (c) shall be deemed reasonable unless contested within sixty (60) days after such distribution; and

(d) the Gross Asset Values of Partnership assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Section 734(b) or 743(b) of the Code, but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Section 1.704-1(b)(2)(iv)(m) of the Regulations (see attached Exhibit E); provided, however, that Gross Asset Values shall not be adjusted pursuant to this paragraph to the extent that the General Partner reasonably determines that an adjustment pursuant to paragraph (b) above is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this paragraph (d).

At all times, Gross Asset Values shall be adjusted by any Depreciation taken into account with respect to the Partnership's assets for purposes of computing Net Income and Net Loss. Any adjustment to the Gross Asset Values of Partnership property shall require an adjustment to the Partners' Capital Accounts; as for the manner in which such adjustments are allocated to the Capital Accounts, see paragraph (c) of the definition of Net Income and Net Loss in the case of adjustment by Depreciation, and paragraph (e) of said definition in all other cases.

"IMMEDIATE FAMILY MEMBER" shall mean, with respect to any Person that is an individual, such Person's spouse, parents, parents-in-law, aunts, uncles, descendants, nephews, nieces, brothers, sisters, brothers-in-law, sisters-in-law and children-in-law, provided that the General Partner has been (a) notified of such individual and (b) provided with any and all documentation reasonably requested by the General Partner to verify that such individual is an Immediate Family Member.

"LIEN" shall mean any liens, security interests, mortgages, deeds of trust, charges, claims, encumbrances, pledges, options, rights of first offer or first refusal and any other rights or interests of others of any kind or nature, actual or contingent, or other similar encumbrances of any nature whatsoever.

"LIMITED PARTNERS" shall mean the Special Limited Partner and those Persons listed under the heading "Limited Partners" on the signature page hereto in their respective capacities as limited partners of the Partnership or any Person who, at the time of reference thereto, is a limited partner of the Partnership (including, without limitation, all Additional Partners and Substituted Limited

Partners); provided, however, that "Limited Partners" does not include any Assignee or any unpermitted transferee of a Limited Partner's Partnership Units.

"LIQUIDATING EVENT" shall have the meaning set forth in Section 8.1 hereof.

"LIQUIDATING TRUSTEE" shall mean such individual or Entity as is selected as the Liquidating Trustee hereunder by the General Partner (or, in the event that there is no remaining General Partner, an individual or Entity elected by a Majority-in-Interest of the Limited Partners), which individual or Entity may include an Affiliate of the General Partner, provided such Liquidating Trustee agrees in writing to be bound by the terms of this Agreement. The Liquidating Trustee shall be empowered to give and receive notices, reports and payments in connection with the dissolution, liquidation and/or winding-up of the Partnership and shall hold and exercise such other rights and powers as are necessary or required to permit all parties to deal with the Liquidating Trustee in connection with the dissolution, liquidation and/or winding-up of the Partnership.

"MAJOR DECISIONS" shall have the meaning set forth in Section 7.3 hereof.

"MAJORITY-IN-INTEREST OF THE LIMITED PARTNERS" shall mean Limited Partner(s) (other than the Special Limited Partner) who hold in the aggregate more than fifty percent (50%) of the aggregate Partnership Units of all Limited Partners (other than the Special Limited Partner).

"MINIMUM GAIN ATTRIBUTABLE TO PARTNER NONRECOURSE DEBT" shall mean "partner nonrecourse debt minimum gain" as determined in accordance with Regulation
Section 1.704-2(i)(2).

"NET FINANCING PROCEEDS" shall mean the cash proceeds received by the Partnership in connection with any borrowing or refinancing of borrowing by or on behalf of the Partnership (whether or not secured), after deduction of all costs and expenses incurred by the Partnership in connection with such borrowing, and after deduction of that portion of such proceeds used to repay any other indebtedness of the Partnership, or any interest or premium thereon.

"NET INCOME OR NET LOSS" shall mean, for each fiscal year or other applicable period, an amount equal to the Partnership's net income or loss for such year or period as determined for federal income tax purposes by the Accountants, determined in accordance with Section 703(a) of the Code (for this purpose, all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) of the Code shall be included in taxable income or loss), with the following adjustments: (a) by including as an item of gross income any tax-exempt income received by the Partnership; (b) by treating as a deductible expense any expenditure of the Partnership described in Section 705(a)(2)(B) of the Code (including amounts paid or incurred to organize the Partnership (unless an election is made pursuant to Code Section 709(b)) or to promote the sale of interests in the Partnership and by treating deductions for any losses incurred in connection with the sale or exchange of Partnership property disallowed pursuant to Section 267(a)(1) or Section 707(b) of the Code as expenditures described in Section 705(a)(2)(B) of the Code); (c) in lieu of depreciation, depletion, amortization, and other recovery deductions taken into account in computing total income or loss, there shall be taken into account Depreciation; (d) gain or loss resulting from any disposition of Partnership property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of such property rather than its adjusted tax basis; and (e) in the event of an adjustment of the Gross Asset Value of any Partnership asset which requires that the Capital Accounts of the Partnership be adjusted pursuant to Regulation
Section 1.704-1(b)(2)(v)(e), (f) and (m), the amount of such adjustment is to be taken into account as additional Net Income or Net Loss pursuant to attached Exhibit E.

"NET SALE PROCEEDS" means the cash proceeds received by the Partnership in connection with a sale of any asset by or on behalf of the Partnership after deduction of any costs or expenses incurred by the Partnership, or payable specifically out of the proceeds of such sale (including, without limitation, any repayment of any indebtedness required to be repaid as a result of such sale or which the General Partner elects to repay out of the proceeds of such sale, together with accrued interest and premium, if any, thereon and any sales commissions or other costs and expenses due and payable to any Person in connection with a sale, including to a Partner or its Affiliates).

"NONRECOURSE   DEDUCTIONS"   shall  have  the  meaning  set  forth  in  Sections
1.704-2(b)(1) and (c) of the Regulations.

"NONRECOURSE   LIABILITIES"   shall  have  the  meaning  set  forth  in  Section
1.704-2(b)(3) of the Regulations.

"NOTICE OF REDEMPTION" means the Notice of Redemption substantially in the form of Exhibit C attached to this Agreement.

"ORIGINAL AGREEMENT" means that certain Third Amended and Restated Agreement of Limited Partnership of the Partnership entered into as of March 6, 1985.

"PARTNER LOAN" shall have the meaning set forth in Section 4.3(a)(i) hereof.

"PARTNER NONRECOURSE DEDUCTIONS" shall have the meaning set forth in Section 1.704-2(i)(2) of the Regulations.

"PARTNERS" shall mean the General Partner, the Special Limited Partner and the other Limited Partners.

"PARTNERSHIP" means the limited partnership formed pursuant to the Original Agreement, as the same is amended, restated and superseded hereby and as hereby constituted, as such limited partnership may from time to time in the future be constituted.

"PARTNERSHIP INTEREST" shall mean the ownership interest of a Partner in the Partnership from time to time, including each Partner's Percentage Interest and such Partner's Capital Account. Wherever in this Agreement reference is made to a particular Partner's Partnership Interest, it shall be deemed to refer to such Partner's Percentage Interest and shall include the proportionate amount of such Partner's other interests in the Partnership which are attributable to or based upon the Partner's Partnership Interest.

"PARTNERSHIP MINIMUM GAIN" shall have the meaning set forth in Section 1.704-2(b)(2) of the Regulations.

"PARTNERSHIP RECORD DATE" shall mean the record date established by the General Partner for the distribution of Available Cash pursuant to Section 6.2 hereof, which record date shall generally be the same as the record date established by the General Partner for a distribution to its shareholders of some or all of its portion of such distribution.

"PARTNERSHIP UNIT" shall mean a fractional, undivided share of the Partnership Interests of all Partners issued pursuant to the terms of this Agreement. The number of Partnership Units held by the Partners shall be as indicated on attached Exhibit A, as the same may be modified from time to time.

"PERCENTAGE INTEREST" shall mean, with respect to any Partner, the undivided percentage ownership interest of such Partner in the Partnership, which interest shall be determined by dividing the number of Partnership Units owned by such Partner by the total number of Partnership Units outstanding.

"PERSON" shall mean any individual or Entity.

"PREFERRED RETURN PER UNIT" means

(a) as to a Limited Partner (other than the Special Limited Partner, except with respect to any Partnership Units contributed to the Special Limited Partner by Essex) or its Assignee (including, without limitation, Essex following the acquisition of Tendered Units pursuant to Section 11.1(b) hereof), the amount provided on Exhibit A with respect to each Partnership Unit held by such Limited Partner; or

(b) in the case of each additional Partnership Unit issued in exchange for additional Capital Contributions as provided in Section 4.3, the amount provided on Exhibit A with respect to the Partner to whom such Partnership Unit is issued.

The Preferred Return Per Unit, being determined with regard to the Partnership's income, shall not constitute a "guaranteed payment" under Code Section 707(c).

"PRIMARY OFFERING NOTICE" has the meaning set forth in Section 11.1(e)(iii) hereof.

"PROPERTY"  OR   "PROPERTIES"   shall  mean  any  real  property  in  which  the
Partnership, directly or indirectly, acquires any ownership leasehold or other interest.

"PUBLIC OFFERING FUNDING" has the meaning set forth in Section 11.1(d)(ii) hereof.

"PUBLIC OFFERING FUNDING AMOUNT" means the dollar amount equal to (i) the product of (x) the number of Registrable Shares sold in a Public Offering Funding and (y) the public offering price per share of such Registrable Shares in such Public Offering Funding, less (ii) the aggregate underwriting discounts, and commissions and other expenses incurred by Essex in such Public Offering Funding.

"QUALIFIED INDIVIDUAL" shall have the meaning set forth in Section 12.2(b) hereof.

"QUALIFYING PARTY" means (a) a Limited Partner (other than the Special Limited Partner, an Additional Partner or a Substituted Limited Partner), (b) an Additional Partner or a Substituted Limited Partner (unless the terms of such Additional Partner's or such Substituted Limited Partner's admission to the Partnership otherwise provide), or (c) an Immediate Family Member of a Qualifying Party, or a lending institution as the pledgee of a pledge of Partnership Interests, who is the transferee in a Transfer permitted by this Agreement.

"REDEMPTION" has the meaning set forth in Section 11.1(a) hereof.

"REGISTRABLE SHARES" has the meaning set forth in Section 11.1(d)(ii) hereof.

"REGISTRATION RIGHTS AGREEMENT" means that certain Registration Rights Agreement dated as of even date herewith by and among Essex and, among others, the Limited Partners (other than the Special Limited Partner).

"REGULATIONS" shall mean the final, temporary or proposed Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

"REGULATORY ALLOCATIONS" shall have the meaning set forth in attached Exhibit E.

"REIT" shall mean a real estate investment trust as defined in Section 856 of the Code.

"REIT REQUIREMENTS" shall have the meaning set forth in Section 6.2 hereof.

"REIT SHARE" shall mean one share of the common stock, par value $.0001 per share, of Essex Property Trust, Inc.

"REIT SHARES AMOUNT" means a number of REIT Shares equal to the product of (a) the number of Tendered Units, (b) the Adjustment Factor and (c) the applicable Specific Adjustment Factor, if any, taking into account any applicable Specific Adjustment Limitations, if any; provided, however, that, in the event that Essex issues to all holders of REIT Shares as of a certain record date rights, options, warrants or convertible or exchangeable securities entitling Essex's shareholders to subscribe for or purchase REIT Shares, or any other securities or property (collectively, the "Rights"), with the record date for such Rights issuance falling within the period starting on the date of the Notice of Redemption and ending on the day immediately preceding the Specified Redemption Date, which Rights will not be distributed before the relevant Specified Redemption Date, then the REIT Shares Amount shall also include such Rights that a holder of that number of REIT Shares would be entitled to receive, expressed, where relevant hereunder, in a number of REIT Shares determined by the General Partner in good faith.

"RELATED PARTY" shall mean, with respect to any Person, any other Person whose ownership of shares of Essex's capital stock would be attributed to the first such Person under Code Section 544 (as modified by Code Section 856(h)(1)(B)).

"REQUESTING PARTY" shall have the meaning set forth in Section 12.2(a) hereof.

"REQUIRED FUNDS" shall have the meaning set forth in Section 4.3 hereof.

"RESPONDING PARTY" shall have the meaning set forth in Section 12.2(b) hereof.

"RIGHTS" shall have the meaning set forth in the definition of "REIT Shares Amount."

"SEC" shall mean the United States Securities and Exchange Commission.

"SECTION 704(C) TAX ITEMS" shall have the meaning set forth in attached  Exhibit
E.

"SECURITIES ACT" shall mean the Securities Act of 1933, as amended.

"SINGLE FUNDING NOTICE" has the meaning set forth in Section 11.1(d)(iii) hereof.

"SIX-MONTH PERIOD" shall mean a 180-day period (or, as to a particular Qualifying Party, such shorter period as the General Partner may, in its sole and absolute discretion, agree to in writing) ending on the 180th day after (i) the date hereof, with respect to Limited Partners of the Partnership as of the date hereof (other than the Special Limited Partner), and (ii) with respect to Persons becoming Qualifying Parties subsequent to the date hereof, either (x) the admission of such Qualifying Party as a Limited Partner in the Partnership or (y) the Transfer of Partnership Units to such Qualifying Party, and on each 180th day thereafter (or, in the case of a period shorter than 180 days, such other period as may be agreed to by the General Partner in writing).

"SPECIAL LIMITED PARTNER" shall mean Essex Portfolio, L.P., a California limited partnership, its duly admitted successors and assigns.

"SPECIFIC ADJUSTMENT FACTOR" means, as to a Limited Partner or its Assignee, the amount specified as such on Exhibit A with respect to such Limited Partner; provided, however, that, if no such amount is specified on Exhibit A, the Specific Adjustment Factor shall be 1.0. The Specific Adjustment Factor need not be the same for each Limited Partner and Assignee.

"SPECIFIC ADJUSTMENT LIMITATIONS" means, as to a Limited Partner or its Assignee, the limitations and restrictions, if any, specified as such on Exhibit A with respect to such Limited Partner. The Specific Adjustment Limitations need not be the same for each Limited Partner and Assignee.

"SPECIFIED REDEMPTION DATE" means the later of (a) the eleventh (11th) business day after the receipt by the General Partner of a Notice of Redemption (or in the case of a purchase by Essex pursuant to Section 11.1(b) hereof, the thirtieth (30th) day after such receipt), or (b) in the case of a Declination followed by a Public Offering Funding, the business day next following the date of the closing of the Public Offering Funding; provided, however, that the Specified Redemption Date, as well as the closing of a Redemption, or an acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, on any Specified Redemption Date, may be deferred, in the General Partner's sole and absolute discretion, for such time (but in any event not more than one hundred eighty (180) days in the aggregate) as may reasonably be required to effect, as applicable, (i) any necessary funding arrangements, (ii) compliance with the Securities Act or other law (including, but not limited to, (a) state "blue sky" or other securities laws and (b) the expiration or termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (iii) compliance with any and all requirements set forth in the Charter relating to such transaction, and (iv) satisfaction or waiver of other commercially reasonable and customary closing conditions and requirements for a transaction of such nature.

"SUBSTITUTED LIMITED PARTNER" shall mean a "substituted limited partner" as such term is defined in Section 15519 of the Act.

"TAX ITEMS" shall have the meaning set forth in attached Exhibit E.

"TENDERED UNITS" has the meaning set forth in Section 11.1(a) hereof.

"TENDERING PARTY" has the meaning set forth in Section 11.1(a) hereof.

"THIRD ARBITRATOR" shall have the meaning set forth in Section 12.2 hereof.

"TRADING DAY" shall mean a day on which the principal national securities exchange on which the Common Stock is listed or admitted to trading is open for the transaction of business or, if the Common Stock is not listed or admitted to trading on any national securities exchange, shall mean any day other than a Saturday, a Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

"TRANSFER," when used with respect to a Partnership Unit or all or any portion of a Partnership Interest, means any sale, assignment, bequest, conveyance, devise, gift (outright or in trust), pledge, encumbrance, hypothecation, mortgage, exchange, transfer or other disposition or act of alienation, whether voluntary or involuntary or by operation of law; provided, however, that, when the term is used in Article IX hereof, Transfer does not include (a) any Redemption of Partnership Units by the Partnership, or acquisition of Tendered Units from the Limited Partners by Essex, pursuant to Section 11.1 hereof or (b) any redemption of Partnership Units pursuant to Section 11.2 or Section 11.3 hereof. The terms "Transferred" and "Transferring" have correlative meanings.

"UNAUDITED FINANCIAL STATEMENTS" shall mean unaudited financial statements (balance sheet, statement of income, statement of partners' equity and statement of cash flows) prepared with respect to the Partnership's operations.

"UNITHOLDER" means the General Partner or any other holder of Partnership Units.

"VALUATION DATE" means (a) in the case of a tender of Partnership Units for Redemption, two (2) business days after the date of receipt by the General Partner of a Notice of Redemption, (b) for the purposes of the Registration Rights Agreement, the date of delivery of a request under Section 2(a) thereof, or (c) in any other case, the date specified in this Agreement.

"VALUE" means, on any Valuation Date with respect to one (1) REIT Share, the market price of such REIT Share on such Valuation Date (or if such Valuation Date is not a Trading Day, the immediately preceding Trading Day). The market price for any such Valuation Date shall be:

(1) if the REIT Shares are listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System, the closing price, regular way, on such day, or if no such sale takes place on such day, the average of the closing bid and asked prices on such day, in either case as reported in the principal consolidated transaction reporting system,

(2) if the REIT Shares are not listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System, the last reported sale price on such day or, if no sale takes place on such day, the average of the closing bid and asked prices on such day, as reported by a reliable quotation source designated by the General Partner, or

(3) if the REIT Shares are not listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System and no such last reported sale price or closing bid and asked prices are available, the average of the reported high bid and low asked prices on such day, as reported by a reliable quotation source designated by the General Partner, or if there shall be no bid and asked prices on such day, the average of the high bid and low asked prices, as so reported, on the most recent day (not more than ten (10) days prior to the date in question) for which prices have been so reported; provided, however, that, if there are no bid and asked prices reported during the ten (10) days prior to the date in question, the Value of the REIT Shares shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. In the event that the REIT Shares Amount includes Rights that a holder of REIT Shares would be entitled to receive, then the Value of such Rights shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.

1.2 EXHIBIT, ETC. References to "Exhibit" or to a "Schedule" are, unless otherwise specified, to one of the Exhibits or Schedules attached to this Agreement, and references to an "Article" or a "Section" are, unless otherwise specified, to one of the Articles or Sections of this Agreement. Each Exhibit and Schedule attached hereto and referred to herein is hereby incorporated herein by reference.


                                   ARTICLE II

                                  Organization

2.1 CONTINUATION OF PARTNERSHIP. The parties hereto do hereby continue the Partnership, provided that, from and after the date hereof, the Partnership shall be subject to the provisions of the Act, and all other pertinent laws of the State of California, subject to the terms and conditions hereinafter set forth. The Partners agree that the rights and liabilities of the Partners shall be as provided in the Act except as otherwise herein expressly provided. Promptly upon the execution and delivery hereof, the General Partner shall execute an amendment to the Certificate and file it with the Office of the Secretary of State of the State of California. A certified copy of the amendment to the Certificate shall be filed for record in each county in which the Partnership shall own real property or an interest therein, and the General Partner shall cause such other notice, instrument, document or certificate as may be required by applicable law, and which may be necessary to enable the Partnership to conduct its business and to own the Properties under the Partnership name, to be filed or recorded in all appropriate public offices. The General Partner shall execute and file with the Office of the Secretary of State of the State of California any further amendments to the Certificate required by law. A certified copy of each such amendment shall be filed by the General Partner for record in each county in which a copy of the Certificate has been filed for record.

2.2 NAME. The business of the Partnership shall be conducted under the name of "Western Palo Alto II Investors, a California limited partnership", or such other name as the General Partner may select, and all transactions of the Partnership, to the extent permitted by applicable law, shall be carried on and completed in such name.

2.3 CHARACTER OF THE BUSINESS. The purpose of the Partnership shall be to acquire, hold, own, develop, construct, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with Properties and ownership interests therein; to acquire, hold, own, develop, construct, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with real and personal property of all kinds, whether owned by the Partnership or otherwise; and to undertake such other activities as may be necessary, advisable, desirable or convenient to the business of the Partnership, and to engage in such other ancillary activities as shall be necessary or desirable to effectuate the foregoing purposes. The Partnership shall have all powers necessary or desirable to accomplish the purposes enumerated. In connection with the foregoing, but subject to all of the terms, covenants, conditions and limitations contained in this Agreement and any other agreement entered into by the Partnership, the Partnership shall have full power and authority, directly or indirectly, to enter into, perform and carry out contracts of any kind, to borrow money and to issue evidences of indebtedness, whether or not secured by mortgage, trust deed, pledge or other lien, and, directly or indirectly, to acquire and construct additional Properties necessary or useful in connection with its business, and to lend money secured by additional Properties and other real and personal property.

2.4 PARTNERSHIP ONLY FOR PURPOSES SPECIFIED. The Partnership shall be a limited partnership only for the purposes specified in Section 2.3 hereof, and this Agreement shall not be deemed to create a company, venture or partnership between or among the Partners with respect to any activities whatsoever other than the activities within the purposes of the Partnership as specified in
Section 2.3 hereof. Except as otherwise provided in this Agreement, no Partner shall have any authority to act for, bind, commit or assume any obligation or responsibility on behalf of the Partnership, its properties or any other Partner. No Partner, in its capacity as a Partner under this Agreement, shall be responsible or liable for any indebtedness or obligation of another Partner, nor shall the Partnership be responsible or liable for any indebtedness or obligation of any Partner, incurred either before or after the execution and delivery of this Agreement by such Partner, except as to those responsibilities, liabilities, indebtedness or obligations incurred pursuant to and as limited by the terms of this Agreement and the Act.

2.5 LOCATION OF THE PRINCIPAL PLACE OF BUSINESS. The location of the principal place of business of the Partnership shall be at 777 California Avenue, Palo Alto, California 94304, or such other location as shall be selected from time to time by the General Partner in its sole discretion.

2.6 AGENT FOR SERVICE OF PROCESS. The Partnership hereby appoints Jordan Ritter, Esq., whose address is 777 California Avenue, Palo Alto, California 94304, as its agent for service of process. Such agent may be changed from time to time by the General Partner in its sole discretion by filing an amendment to the Certificate.

2.7 ADMISSION OF NEW GENERAL PARTNER; REMOVAL OF EXISTING GENERAL PARTNERS. Effective the date hereof, the General Partner is hereby admitted as a general partner of the Partnership. Immediately thereafter, the general partners of the Partnership pursuant to the Original Agreement, George M. Marcus, Donald V. Baptist and James Fuqua (collectively, the "Current General Partners"), are hereby converted to limited partners and their interests in the partnership are hereby converted to Limited Partner Partnership Interests. Effective immediately thereafter, the sole general partner of the Partnership shall be the General Partner.

2.8 CERTIFICATES OF OWNERSHIP. In the sole discretion of the General Partner, each Partner's Partnership Units may be evidenced by one or more registered certificates of ownership, which certificates, if issued, shall be executed by the General Partner. Such certificates shall contain a legend evidencing the restrictions on transfer of the Partnership Interests, which legend shall be substantially similar to the legend contained on the cover page of this Agreement.

                                   ARTICLE III

                                      Term

3.1 COMMENCEMENT. The Partnership commenced on or about May 4, 1972.

3.2 TERMINATION. The Partnership shall continue until December 31, 2097, unless it is dissolved and wound up sooner pursuant to the provisions of Article VIII hereof or otherwise as provided by law.


                                   ARTICLE IV

                            Contributions to Capital

4.1 GENERAL PARTNER AND SPECIAL LIMITED PARTNER CAPITAL CONTRIBUTIONS. Each of the General Partner and the Special Limited Partner has contributed to the Partnership, as its initial contribution to the capital of the Partnership, the sum of Fifteen Thousand Five Hundred Twenty One and 76/100 Dollars ($15,521.76). The gross fair market value of any property in the future contributed by the General Partner or the Special Limited Partner to the Partnership ("Contributed Property"), other than money, shall be the Acquisition Cost of such Contributed Property. For purposes hereof, the "Acquisition Cost" of Contributed Property shall be the amount of such consideration, as reasonably determined by the General Partner plus, in either case, any costs and expenses incurred by the General Partner or the Special Limited Partner, as applicable, in connection with such acquisition or contribution; provided, however, that if the Contributed Property secures liabilities that the General Partner, the Special Limited Partner or the Partnership assumes or takes subject to and the consideration is not net of such liabilities, the Acquisition Cost shall be equal to such consideration less the amount of such liabilities, and provided further that if the General Partner or the Special Limited Partner, as applicable, has assumed such liabilities, the Partnership shall assume such liabilities of the General Partner or the Special Limited Partner, as applicable, concurrently with the contribution of such property to the Partnership or, if impossible, shall obligate itself to the General Partner or the Special Limited Partner, as applicable, in an amount and on terms equal to such liabilities.

4.2 LIMITED PARTNER CAPITAL CONTRIBUTIONS. Each of the Limited Partners (other than the Special Limited Partner) has contributed the cash or other assets in the amount set forth opposite such Limited Partner's name on Exhibit A.

4.3 ADDITIONAL FUNDS.

(a) If the Partnership requires funds ("Required Funds") for any proper Partnership purpose in excess of any other funds anticipated by the General Partner to be available to the Partnership (including through borrowings and prior Capital Contributions), the General Partner or the Special Limited Partner, as applicable, shall on the Funding Date, either:

(i) to the extent the General Partner or the Special Limited Partner borrows all or any portion of the Required Funds by entering into a Funding Loan, lend (the

"Partner Loan") to the Partnership the Funding Loan Proceeds on the same terms and conditions, including the effective interest rate, repayment schedule and costs and expenses, as shall be applicable with respect to or incurred in connection with the Funding Loan; or

(ii) the General Partner on behalf of the Partnership may, in its sole discretion, raise all or any portion of the Required Funds by making additional Capital Contributions and/or accepting additional Capital Contributions from any other Partners and/or other Persons in the amount of the Required Funds not loaned to the Partnership as General Partner Loans ("Contributed Funds") (hereinafter, each Funding Date on which the General Partner or such other Person so contributes Contributed Funds pursuant to this subparagraph (ii) is referred to as an "Adjustment Date"). In the event the General Partner, the Special Limited Partner, one or more of the other Limited Partners or other Persons advances Required Funds to the Partnership as Contributed Funds pursuant to this subparagraph (ii), the General Partner shall either (a) in the case of Partners (including the General Partner and the Special Limited Partner), increase such Partner's Partnership Units or (b) in the case of any other Person, admit such Person as an Additional Partner (in accordance with Section
9.3 hereof). Subject to the terms of this Section 4.3 and to the definition of "Gross Asset Value," the General Partner shall determine in good faith the amount, terms and conditions of such additional Capital Contributions; provided, however, that, in the case of an additional Capital Contribution by the General Partner or the Special Limited Partner, the Partnership shall issue to the General Partner or the Special Limited Partner, as applicable, the number of Partnership Units derived by dividing (1) the amount of the additional Capital Contribution (net of any liabilities assumed or taken subject to by the Partnership), by (2) the Value determined as of the date of such Capital Contribution. On the Adjustment Date with respect to any Contributed Funds, the Partnership Interests of the non-contributing Partners shall be equitably reduced.

(b) No Limited Partner (other than the Special Limited Partner) shall have any right under this Agreement to lend funds to the Partnership or to make additional capital contributions to the Partnership without the consent of the General Partner, in the General Partner's sole discretion.

(c) Notwithstanding anything contained herein to the contrary, the liability of the Limited Partners shall be limited to the aggregate amount of any Capital Contributions made by the Limited Partners pursuant to this Agreement. Except to the extent that additional Capital Contributions are unanimously approved by the Partners, the Limited Partners shall have no personal liability to contribute or lend money to, or in respect of, the liabilities or the obligations of the Partnership.

4.4 CONTRIBUTIONS OF PROPERTY. If at any time or from time to time the General Partner or the Special Limited Partner, as applicable, contributes to the Partnership any property other than money pursuant to the terms of this Agreement, the General Partner or the Special Limited Partner, as applicable, shall be deemed to have contributed to the Partnership as Contributed Funds pursuant to Section 4.3(a)(ii) hereof, including, for Capital Account purposes, an amount equal to the Acquisition Cost of such property as determined pursuant to Section 4.1 hereof, and the Percentage Interests of the Partners shall be redetermined in the manner provided in Section 4.3(a)(ii) hereof as of the date of such contribution.

4.5 NO THIRD PARTY BENEFICIARY. No creditor or other third party having dealings with the Partnership shall have the right to enforce the right or obligation of any Partner to make Capital Contributions or loans or to pursue any other right or remedy hereunder or at law or in equity, it being understood and agreed that the provisions of this Agreement shall be solely for the benefit of, and may be enforced solely by, the parties hereto and their respective successors and assigns. None of the rights or obligations of the Partners herein set forth to make Capital Contributions or loans to the Partnership shall be deemed an asset of the Partnership for any purpose by any creditor or other third party, nor may such rights or obligations be sold, transferred or assigned by the Partnership or pledged or encumbered by the Partnership to secure any debt or other obligation of the Partnership or of any of the Partners.

4.6 NO INTEREST; NO RETURN. No Partner shall be entitled to interest on its Capital Contribution or on such Partner's Capital Account. Except as provided herein or by law, no Partner shall have any right to demand or receive the return of its Capital Contribution from the Partnership.

                                    ARTICLE V
                             Concurrent Transactions

5.1 CONCURRENT TRANSACTIONS. Concurrently with the execution of this Agreement, the following events shall occur: the Partnership, the Limited Partners and/or the General Partner shall execute and deliver (and/or cause to be executed and delivered) such further instruments and undertake such further acts as may be necessary or desirable to carry out the intent and purposes of this Agreement and as are not inconsistent with the terms hereof.

                                   ARTICLE VI

                Allocations and Other Tax and Accounting Matters

6.1 ALLOCATIONS. The Net Income, Net Loss and/or other Partnership items shall be allocated pursuant to the provisions of attached Exhibit E.

6.2 DISTRIBUTIONS. The General Partner shall cause the Partnership to distribute all or a portion of Available Cash, as the General Partner in its sole discretion may determine, to the Unitholders from time to time as determined by the General Partner, but in any event not less frequently than quarterly, as follows:

(a) First, to the General Partner, one percent (1%) of the Available Cash available for distribution;

(b) Second, to each Unitholder, pari passu, an amount equal to the sum of (i) the product of (1) the Preferred Return Per Unit for such Unitholder (or its predecessor) for such quarter (or for such other period) and (2) the number of Partnership Units held by such Unitholder as of the Partnership Record Date and

(ii) any unpaid amounts previously distributable to such Unitholder (or its predecessor) under this Section 6.2(b); provided, however, that the amount distributable pursuant to clause (i) to any Additional Partner admitted to the Partnership in the quarter immediately preceding and ending with such Partnership Record Date shall be prorated based on the number of days that such Additional Partner was a Unitholder during such quarter; and

(c) Third, the balance, (i) ninety-nine percent (99%) to the Special Limited Partner and (ii) one percent (1%) to the Unitholders (including, without limitation, the General Partner, and the Special Limited Partner) in proportion to their Partnership Units as of the Partnership Record Date.

The General Partner in its sole and absolute discretion may distribute to the Unitholders Available Cash in accordance with the foregoing priorities on a more frequent basis and provide for an appropriate record date. The General Partner shall take such reasonable efforts, as determined by it in its sole and absolute discretion and consistent with Essex's qualification as a REIT, to cause the Partnership to distribute sufficient amounts to enable Essex, as the general partner of the Special Limited Partner, to pay shareholder dividends that will
(a) satisfy the requirements for Essex's continuing to qualify as a REIT under the Code and Regulations (the "REIT Requirements") and (b) avoid any federal income or excise tax liability of Essex.

6.3 WITHHOLDING. The General Partner may withhold taxes from any allocation or distribution to any Partner to the extent required by the Code or any other applicable law. For purposes of this Agreement, any taxes so withheld by the Partnership shall be deemed to be a distribution or payment to such Partner, reduce the amount otherwise distributable or allocable to such Partner pursuant to this Agreement and reduce the Capital Account of such Partner.

6.4 BOOKS OF ACCOUNT. At all times during the continuance of the Partnership, the General Partner shall maintain or cause to be maintained full, true, complete and correct books of account in accordance with generally accepted accounting principles wherein shall be entered particulars of all monies, goods or effects belonging to or owing to or by the Partnership, or paid, received, sold or purchased in the course of the Partnership's business, and all of such other transactions, matters and things relating to the business of the Partnership as are usually entered in books of account kept by persons engaged in a business of a like kind and character. In addition, the Partnership shall keep all records as required to be kept pursuant to the Act. The books and records of account shall be kept at the principal office of the Partnership, and each Partner shall at all reasonable times have access to such books and records and the right to inspect the same.

6.5 REPORTS. The General Partner shall cause to be submitted to the Limited Partners promptly upon preparation of the same and in no event later than April 1 of each year, copies of Unaudited Financial Statements prepared for the Partnership, together with the reports thereon, and all supplementary schedules and information. The Partnership shall also cause to be prepared such reports and/or information as are necessary for Essex to determine its qualification as a REIT and its compliance with REIT Requirements.

6.6 [Intentionally Omitted].

6.7 TAX ELECTIONS AND RETURNS. All elections required or permitted to be made by the Partnership under any applicable tax law shall be made by the General Partner in its sole discretion; provided, however, the General Partner shall file an election on behalf of the Partnership pursuant to Section 754 of the Code to adjust the basis of the Partnership property in the case of a transfer of a Partnership Interest, including transfers made in connection with the exercise of rights under Article XI hereof, made in accordance with the provisions of the Agreement. The General Partner shall cause the Accountants to prepare and file all state and federal tax returns on a timely basis. The General Partner shall cause the Accountants to prepare and submit to the Limited Partners on or before April 1 of each year for review all federal and state income tax returns of the Partnership. If a Majority-in-Interest of the Limited Partners determines that any modifications to the tax returns of the Partnership should be considered, such Limited Partners shall, within thirty (30) days following receipt of such tax returns from the Accountants or the General Partner, indicate to the Accountants the suggested revisions to the tax returns, which returns shall be resubmitted to the Limited Partners for their review (but not approval). The Limited Partners shall complete their review of the resubmitted returns within ten (10) days after receipt thereof from the Accountants or the General Partner. The General Partner shall consult in good faith with the Limited Partners regarding any proposed modifications to the tax returns of the Partnership. A statement of the allocation of Net Income or Loss of the Partnership shown on the annual income tax returns prepared by the Accountants shall be transmitted and delivered to the Limited Partners within ten (10) days of the receipt thereof by the Partnership. The General Partner shall be responsible for preparing and filing all federal and state tax returns for the Partnership and furnishing copies thereof to the Partners, together with required Partnership schedules showing allocations of tax items, all within the period of time prescribed by law.

6.8 TAX MATTERS PARTNER. The General Partner is hereby designated as the Tax Matters Partner within the meaning of Section 6231(a)(7) of the Code for the Partnership; provided, however, (i) in exercising its authority as Tax Matters Partner it shall be limited by the provisions of this Agreement affecting tax aspects of the Partnership; (ii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a Code Section 6227(b) administrative adjustment request with respect to the Partnership or a Property before filing such request, it being understood, however, that the provisions hereof shall not be construed to limit the ability of any Partner, including the General Partner, to file an administrative adjustment request on its own behalf pursuant to Section 6227(a) of the Code; (iii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a petition for judicial review of an administrative adjustment request under Section 6228 of the Code, or a petition for judicial review of a final partnership administrative judgment under Section 6226 of the Code relating to the Partnership before filing such petition; (iv) the General Partner shall give prompt notice to the Limited Partners of the receipt of any written notice that the Internal Revenue Service or any state or local taxing authority intends to examine Partnership income tax returns for any year, receipt of written notice of the beginning of an administrative proceeding at the Partnership level relating to the Partnership under Section 6223 of the Code, receipt of written notice of the final Partnership administrative adjustment relating to the

Partnership pursuant to Section 6223 of the Code, and receipt of any request from the Internal Revenue Service for waiver of any applicable statute of limitations with respect to the filing of any tax return by the Partnership; and
(v) the General Partner shall promptly notify the Limited Partners if the General Partner does not intend to file for judicial review with respect to the Partnership.


                                   ARTICLE VII

             Rights, Duties and Restrictions of the General Partner

7.1 EXPENDITURES BY PARTNERSHIP. The General Partner is hereby authorized to pay compensation for accounting, administrative, legal, technical, management and other services rendered to the Partnership. All of the aforesaid expenditures shall be made on behalf of the Partnership, and the General Partner shall be entitled to reimbursement by the Partnership for any expenditures incurred by it on behalf of the Partnership which shall be made other than out of the funds of the Partnership. The Partnership shall also assume, and pay when due, all Administrative Expenses.

7.2 POWERS AND DUTIES OF GENERAL PARTNER. The General Partner shall be responsible for the management of the Partnership's business and affairs. Subject solely to the limitations contained in Section 7.3 and Section 7.7 hereof, the General Partner shall have, and is hereby granted, full and complete power, authority and discretion to take such action for and on behalf of the Partnership and in its name as the General Partner shall, in its sole and absolute discretion, deem necessary or appropriate to carry out the purposes for which the Partnership was organized. Without limiting the generality of the foregoing, the General Partner shall have the right, power and authority:

(a) To manage, control, invest, reinvest, acquire by purchase, lease, exchange or otherwise, sell, contract to purchase or sell, grant, obtain, or exercise options to purchase, options to sell or conversion rights, assign, transfer, convey, deliver, endorse, exchange, pledge, mortgage, abandon, improve, develop, repair, maintain, manage, insure, lease for any term and otherwise deal with any and all property of whatsoever kind and nature, and wheresoever situated, in furtherance of the purposes of the Partnership;

(b) To acquire, directly or indirectly, interests in real estate or entities owning real estate of any kind and of any type, and any and all kinds of interests therein (whether through direct ownership, partnerships, security interests or any other type of interests), and to determine the manner in which title thereto is to be held; to manage, insure against loss, protect and subdivide any of the real estate, interests therein or parts thereof; to improve, develop or redevelop any such real estate; to participate in the ownership and development of any property; to dedicate for public use, to vacate any subdivisions or parts thereof, to re-subdivide, to contract to sell or exchange, to grant options to purchase, lease or exchange, to sell or exchange on any terms; to convey, to mortgage or receive mortgages, pledge or otherwise encumber said property, or any part thereof; to lease said property or any part thereof from time to time, upon any terms and for any period of time, and to renew or extend leases, to amend, change or modify the terms and provisions or any leases and to grant options to lease and options to renew leases and options to purchase; to partition or to exchange said real property, or any part thereof, for other real or personal property; to grant easements or charges of any kind; to release, convey or assign any right, title or interest in or about or easement appurtenant to said property or any part thereof; to construct and reconstruct, remodel, alter, repair, add to or take from buildings on said premises; to insure any Person having an interest in or responsibility for the care, management or repair of such property; to direct the trustee of any land trust to mortgage, lease, convey or contract to convey the real estate held in such land trust or to execute and deliver deeds, mortgages, notes, and any and all documents pertaining to the property subject to such land trust or in any matter regarding such trust; to execute assignments of all or any part of the beneficial interest in such land trust;

(c) To employ, engage or contract with or dismiss from employment or engagement Persons to the extent deemed necessary by the General Partner for the operation and management of the Partnership business, including but not limited to, contractors, subcontractors, engineers, architects, surveyors, mechanics, consultants, accountants, attorneys, insurance brokers, real estate brokers and others;

(d) To negotiate and enter into contracts on behalf of the Partnership (including, without limitation, right of first opportunity arrangements and other conflict avoidance agreements) that the General Partner considers useful or necessary to the conduct of the Partnership's operations or implementation of the General Partner's powers under this Agreement;

(e) To borrow money, procure loans and advances from any Person for Partnership purposes, and to apply for and secure, from any Person, credit or accommodations; to contract liabilities and obligations, direct or contingent and of every kind and nature with or without security; and to repay, discharge, settle, adjust, compromise, or liquidate any such loan, advance, credit, obligation or liability;

(f) To pledge, hypothecate, mortgage, assign, deposit, deliver, enter into sale and leaseback arrangements or otherwise give as security or as additional or substitute security, or for sale or other disposition any and all Partnership property, tangible or intangible, including, but not limited to, real estate and beneficial interests in land trusts, and to make substitutions thereof, and to receive any proceeds thereof upon the release or surrender thereof (such right, power and authority to include, without limitation, the right, power and authority to encumber Partnership property to secure the debts and obligations of the General Partner and/or Affiliates of the General Partner, including, without limitation, the Special Limited Partner); to sign, execute and deliver any and all assignments, deeds and other contracts and instruments in writing; to authorize, give, make, procure, accept and receive moneys, payments, property, notices, demands, vouchers, receipts, releases, compromises and adjustments; to waive notices, demands, protests and authorize and execute waivers of every kind and nature; to enter into, make, execute, deliver and receive written agreements, undertakings and instruments of every kind and nature; to give oral instructions and make oral agreements; and generally to do any and all other acts and things incidental to any of the foregoing or with reference to any dealings or transactions which any attorney may deem necessary, proper or advisable;

(g) To acquire and enter into any contract of insurance which the General Partner deems necessary or appropriate for the protection of the Partnership, for the conservation of the Partnership's assets or for any purpose convenient or beneficial to the Partnership;

(h) To conduct any and all banking transactions on behalf of the Partnership; to adjust and settle checking, savings, and other accounts with such institutions as the General Partner shall deem appropriate; to draw, sign, execute, accept, endorse, guarantee, deliver, receive and pay any checks, drafts, bills of exchange, acceptances, notes, obligations, undertakings and other instruments for or relating to the payment of money in, into, or from any account in the Partnership's name; to execute, procure, consent to and authorize extensions and renewals of the same; to make deposits and withdraw the same and to negotiate or discount commercial paper, acceptances, negotiable instruments, bills of exchange and dollar drafts;

(i) To demand, sue for, receive, and otherwise take steps to collect or recover all debts, rents, proceeds, interest, dividends, goods, chattels, income from property, damages and all other property, to which the Partnership may be entitled or which are or may become due the Partnership from any Person; to commence, prosecute or enforce, or to defend, answer or oppose, contest and abandon all legal proceedings in which the Partnership is or may hereafter be interested; and to settle, compromise or submit to arbitration any accounts, debts, claims, disputes and matters which may arise between the Partnership and any other Person and to grant an extension of time for the payment or satisfaction thereof on any terms, with or without security;

(j) To make arrangements for financing, including the taking of all action deemed necessary or appropriate by the General Partner to cause any approved loans to be closed;

(k) To take all reasonable measures necessary to insure compliance by the Partnership with applicable arrangements, and other contractual obligations and arrangements entered into by the Partnership from time to time in accordance with the provisions of this Agreement, including periodic reports as required to lenders and using all due diligence to insure that the Partnership is in compliance with its contractual obligations;

(l) To maintain the Partnership's books and records;

(m) To prepare and deliver, or cause to be prepared and delivered by the Partnership's Accountants, all financial and other reports with respect to the operations of the Partnership, and preparation and filing of all federal and state tax returns and reports;

(n) To prepare and deliver all financial,  regulatory,  tax and other filings or
reports  to  governmental  or  other  agencies  having   jurisdiction  over  the
Partnership; and

(o) To do all other actions of a partner in a partnership without limited partners, recognizing that the Limited Partners shall have only the right and authority to participate in the affairs of the Partnership to the extent specifically set forth in this Agreement.

Except as otherwise provided herein, to the extent the duties of the General Partner require expenditures of funds to be paid to third parties, the General Partner shall not have any obligations hereunder except to the extent that Partnership funds are reasonably available to it for the performance of such duties, and nothing herein contained shall be deemed to require the General Partner, in its capacity as such, to expend its individual funds for payment to third parties or to undertake any individual liability or obligation on behalf of the Partnership. Each of the Limited Partners agrees that the General Partner is authorized to execute, deliver and perform the above-mentioned agreements and transactions on behalf of the Partnership without any further act, approval or vote of the Partners, notwithstanding any other provisions of this Agreement (except as provided in Section 7.3), the Act or any applicable law, rule or regulation. The execution, delivery or performance by the General Partner or the Partnership of any agreement authorized or permitted under this Agreement shall not in itself constitute a breach by the General Partner of any duty that the General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement or of any duty stated or implied by law or equity.

7.3 MAJOR DECISIONS. The General Partner shall not, without the prior Consent of the Limited Partners, on behalf of the Partnership, undertake any of the following actions (the "Major Decisions"):

(a) Amend, modify or terminate this Agreement other than in accordance with the provisions of Article IV, Article VIII, Article IX, Section 13.7 and the definitions of the terms "Gross Asset Value" and "Partnership Units."

(b) Make a general assignment for the benefit of creditors or appoint or acquiesce in the appointment of a custodian, receiver or trustee for all or any part of the assets of the Partnership.

(c) Take title to any personal or real property, other than in the name of the Partnership or pursuant to Section 7.9 hereof.

(d) Institute any proceeding for Bankruptcy on behalf of the Partnership.

(e) Dissolve the Partnership, except as otherwise set forth in this Partnership Agreement.

Notwithstanding the foregoing, none of the actions described in Section 7.3 shall be a Major Decision if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time that such action is undertaken.

7.4 ACTIONS WITH RESPECT TO CERTAIN DOCUMENTS. Notwithstanding the provisions of
Section 7.3 hereof to the contrary, whenever the consent, agreement, authorization or approval of the Partnership is required under any agreement to which the Limited Partners and/or their Controlled Entities are parties in interest other than in their capacities as Limited Partners of the Partnership, the Consent of the Limited Partners shall not be required.

7.5 OTHER BUSINESS OF GENERAL PARTNER AND SPECIAL LIMITED PARTNER. Notwithstanding anything to the contrary set forth in this Agreement, the General Partner and the Special Limited Partner may engage independently or with others (including, without limitation, Affiliates of the General Partner and the Special Limited Partner) in other business ventures of every nature and description, including, without limitation, the ownership of other properties and the making or management of other investments. In furtherance of any such venture, the General Partner and the Special Limited Partner may serve as a general or limited partner in any partnership, a shareholder in any corporation, a joint venturer in any joint venture, a member and/or manager in any limited liability company, or an equity or other participant in any other business venture. Nothing in this Agreement shall be deemed to prohibit the General Partner or the Special Limited Partner or any Affiliate of the General Partner or the Special Limited Partner from dealing, or otherwise engaging in business with, Persons transacting business with the Partnership, or from providing services related to the purchase, sale, financing, management, development or operation of real or personal property and receiving compensation therefor, not involving any rebate or reciprocal arrangement that would have the effect of circumventing any restriction set forth herein upon dealings with the General Partner or the Special Limited Partner or any Affiliate of the General Partner or the Special Limited Partner. Neither the Partnership nor any Partner shall have any right by virtue of this Agreement or the Partnership relationship created hereby in or to such other ventures or activities or to the income or proceeds derived therefrom, and, to the fullest extent permitted by the Act, the pursuit of such ventures, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

7.6 CONTRACTS WITH AFFILIATES.

(a) Without limiting the provisions of Section 7.5 above, the Partnership may lend or contribute funds or other assets to its Affiliates or other Persons in which it has (or proposes to have) an equity investment, and such Persons may borrow funds from the Partnership, on terms and conditions established in the sole and absolute discretion of the General Partner. The foregoing authority shall not create any right or benefit in favor of any Affiliates or any other Person.

(b) Without limiting the provisions of Section 7.5 above, the Partnership may transfer assets to other Entities in which it is or thereby becomes a participant upon such terms and subject to applicable law as the General Partner, in its sole and absolute discretion, believes to be advisable.

7.7 PROSCRIPTIONS. The General Partner shall not have the authority to:

(a) Do any act in contravention of this Agreement or which would make it impossible to carry on the ordinary business of the Partnership;

(b) Possess any Partnership property or assign rights in specific Partnership property for other than Partnership purposes; or

(c) Do any act in contravention of applicable law.

Nothing herein contained shall impose any obligation on any Person or firm doing business with the Partnership to inquire as to whether or not the General Partner has properly exercised its authority in executing any contract, lease, mortgage, deed or other instrument on behalf of the Partnership, and any such third Person shall be fully protected in relying upon such authority.

7.8 ADDITIONAL PARTNERS. Additional Partners may be admitted to the Partnership only as provided in Section 9.3 hereof.

7.9 TITLE HOLDER. To the extent allowable under applicable law, title to all or any part of the properties of the Partnership may be held in the name of the
Partnership or any other individual, corporation, partnership, trust or otherwise, the beneficial interest in which shall at all times be vested in the Partnership. Any such title holder shall perform any and all of its respective functions to the extent and upon such terms and conditions as may be determined from time to time by the General Partner.

7.10 COMPENSATION OF THE GENERAL PARTNER. The General Partner shall not be entitled to any compensation for services rendered to the Partnership solely in its capacity as General Partner, except with respect to reimbursement for those costs and expenses constituting Administrative Expenses.

7.11 WAIVER AND INDEMNIFICATION.

(a) Neither the General Partner, the Special Limited Partner nor any Person acting on their behalf, pursuant hereto, shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any Partner for any acts or omissions performed or omitted to be performed by them within the scope of the authority conferred upon the General Partner or the Special Limited Partner by this Agreement and the Act, provided that the General Partner's, the Special Limited Partner's or such other Person's conduct or omission to act was taken in good faith and in the belief that such conduct or omission was in the best interests of the Partnership and, provided further, that the General Partner, the Special Limited Partner or such other Person shall not be guilty of fraud, misconduct, bad faith, or gross negligence. The Partnership shall, and hereby does, agree to indemnify, defend, protect and hold harmless the General Partner, the Special Limited Partner and their Affiliates and any individual or Entity acting on their behalf from and against any loss, damage, cost, expense, claim or liability, including, but not limited to, reasonable attorneys' fees, court costs and expenses, incurred by them by reason of any acts or omissions performed or omitted to be performed by them in connection with the business and affairs of the Partnership as described herein, subject to the standards set forth above; provided, however, no Partner shall have any personal liability with respect to the foregoing indemnification, any such indemnification to be satisfied solely out of the assets of the Partnership.

(b) Any Person entitled to indemnification under this Agreement shall be entitled to receive, upon application therefor, the costs reasonably incurred defending any proceeding against such Person; provided, however, that such advances shall be repaid to the Partnership, without interest, if such Person is found by a court of competent jurisdiction upon entry of a final judgment not to be entitled to such indemnification. All rights of the indemnitee hereunder shall survive the dissolution of the Partnership. The indemnification rights contained in this Agreement shall be cumulative of, and in addition to, any and all rights, remedies and recourse to which the person seeking indemnification shall be entitled, whether at law or in equity. Indemnification pursuant to this Agreement shall be made solely and entirely from the assets of the Partnership, and no Partner shall be liable therefor.

7.12 CONTRACTS WITH CONTROLLED ENTITIES. The General Partner and the Special Limited Partner may contract with any of their Controlled Entities for the provision of property management, asset management, brokerage or similar services or any other services customarily rendered by the Controlled Entities; provided that all such contracts or agreements shall be for compensation and on terms and conditions substantially similar to other such contracts or agreements available from similarly qualified third parties.

7.13 OPERATION IN ACCORDANCE WITH REIT REQUIREMENTS. Essex, the sole general partner of the Special Limited Partner, is a REIT and is subject to the provisions of Section 856 through and including 860 of the Code. The Partners acknowledge and agree that the Partnership shall be operated in a manner that will enable Essex to (a) satisfy the REIT Requirements and (b) eliminate the imposition of any federal income or excise tax liability. Notwithstanding anything to the contrary set forth in this Agreement, the Partnership shall avoid taking any action that would result in Essex ceasing to satisfy the REIT Requirements or would result in the imposition of any federal income or excise tax liability on Essex. Without limiting the foregoing, so long as Essex owns, directly or indirectly, any interest in the Partnership, then notwithstanding any other provision of this Agreement:

(i) leases or subleases of any of the Partnership's real estate assets shall provide for rents which qualify as "rents from real property" within the meaning of Section 856(d) of the Code with respect to Essex;

(ii) the Partnership shall not furnish or render services to tenants or other persons that are not usually or customarily rendered in connection with the rental of real property in order that the rents received by the partnership with respect to its real estate assets qualify as "rents from real property" within the meaning of Section 856(d) of the Code with respect to Essex;

(iii) the Partnership shall not own, directly or indirectly or by attribution (in accordance with the attribution rules referred to in Section 856(d) of the Code), in the aggregate more than 1% of all classes of stock or more than 1% of the voting power (or, with respect to any such person which is not a corporation, an interest of 1% or more in the assets or net profits of such person) of a lessee or sublessee of all or any part of the real estate assets of the Partnership, except in each case with the specific written approval of Essex;

(iv) the Partnership shall not own, directly or indirectly or by attribution, more than 10% of the outstanding voting securities of any issuer;

(v) the Partnership shall not engage in any prohibited transactions within the meaning of Section 857(b)(6) of the Code; and

(vi) the determination as to whether the Partnership has operated in the manner prescribed in this Section 7.13 shall be made without regard to any action or inaction of the General Partner with respect to distributions and the timing thereof.

                                  ARTICLE VIII

                     Dissolution, Liquidation and Winding-Up

8.1 LIQUIDATING EVENTS. The Partnership shall dissolve, and its affairs shall be wound up, upon the first to occur of any of the following (each, a "Liquidating Event"):

(a) The dissolution, termination, retirement or Bankruptcy of the General Partner unless the Partnership is continued as provided in Section 9.1 hereof;

(b) The election to dissolve the Partnership made in writing by the General Partner with the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such election;

(c) The sale or other disposition of all or substantially all the assets of the Partnership, other than in connection with a "like kind" exchange, pursuant to
Section  1031 of the Code  (or any  similar  transaction),  unless  the  General
Partner, with the Consent of the Limited Partners, elects to continue the Partnership business for the purpose of the receipt and the collection of indebtedness or the collection of any other consideration to be received in exchange for the assets of the Partnership (which activities shall be deemed to be part of the winding up of the affairs of the Partnership), provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such sale or disposition;

(d) Dissolution required by operation of law; or

(e) The expiration of its term as provided in Section 3.2.

8.2 ACCOUNTING. In the event of a Liquidating Event, a proper accounting (which shall be certified) shall be made of the Capital Account of each Partner and of the Net Profits or Net Losses of the Partnership from the date of the last previous accounting to the date of dissolution. Financial statements presenting such accounting shall be prepared at the direction of the Liquidating Trustee.

8.3 DISTRIBUTION ON DISSOLUTION. In the event of a Liquidating Event, the assets of the Partnership shall be liquidated for distribution in the following rank and order:

(a) First, to the payment and discharge of all of the Partnership's debt and liabilities to creditors of the Partnership (other than Partners) in the order of priority as provided by law;

(b) Second, to the establishment of reserves as provided by the General Partner to provide for contingent liabilities, if any;

(c) Third, to the payment of debts of the Partnership to Partners, if any, in the order of priority provided by law; and

(d) The balance, if any, to the Partners in accordance with the positive balances in their Capital Accounts after giving effect to all contributions, distributions (pursuant to Section 6.2) and allocations for all periods, including the period in which such distribution occurs (other than those adjustments made pursuant to this Section 8.3(d) and Section 8.4 hereof).

Whenever the Liquidating Trustee reasonably determines that any reserves established pursuant to paragraph (b) above are in excess of the reasonable requirements of the Partnership, the amount determined to be excess shall be distributed to the Partners in accordance with Section 6.2.

8.4 Timing Requirements. In the event that the Partnership is "liquidated" within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations, any and all distributions to the Partners pursuant to Section 8.3(d) hereof shall be made no later than the later to occur of (i) the last day of the taxable year of the Partnership in which such liquidation occurs or (ii) ninety (90) days after the date of such liquidation.

8.5 SALE OF PARTNERSHIP ASSETS. In the event of the liquidation of the Partnership in accordance with the terms of this Agreement, the Liquidating Trustee may, with the Consent of the Limited Partners, sell Partnership property if the Liquidating Trustee has in good faith solicited bids from unrelated third parties and obtained independent appraisals before making any such sale; provided, however, all sales, leases, encumbrances or transfers of Partnership assets shall be made by the Liquidating Trustee with the prior Consent of the Limited Partners and solely on an "arm's-length" basis, at the best price and on the best terms and conditions as the General Partner in good faith believes are reasonably available at the time and under the circumstances and on a non-recourse basis to the Limited Partners. Notwithstanding the foregoing, the Consent of the Limited Partners shall not be required under the preceding sentence if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time that the Liquidating Trustee undertakes such action. The liquidation of the Partnership shall not be deemed finally terminated until the Partnership shall have received cash payments in full with respect to obligations such as notes, installment sale contracts or other similar receivables received by the
Partnership in connection with the sale of Partnership assets and all obligations of the Partnership have been satisfied or assumed by the General Partner. The Liquidating Trustee shall continue to act to enforce all of the rights of the Partnership pursuant to any such obligations until paid in full.

8.6 DISTRIBUTIONS IN KIND. Notwithstanding the provisions of Section 8.3 hereof which require liquidation of the assets of the Partnership, but subject to the order of priorities set forth therein, if prior to or upon dissolution of the Partnership the Liquidating Trustee determines that an immediate sale of part or all of the Partnership's assets would be impractical or would cause undue loss to the Partners, the Liquidating Trustee may, in its sole and absolute discretion, defer for a reasonable time the liquidation of any assets except those necessary to satisfy liabilities of the Partnership (including to those Partners as creditors) and/or distribute to the Partners in lieu of cash as tenants in common and in accordance with the provisions of Section 8.3 hereof, undivided interests in such Partnership assets as the Liquidating Trustee deems not suitable for liquidation. Any such distributions in kind shall be made only if, in the good-faith judgment of the Liquidating Trustee, such distributions in kind are in the best interest of the Partners and shall be subject to such conditions relating to the disposition and management of such properties as the Liquidating Trustee deems reasonable and equitable and to any agreements governing the operation of such properties at such time. The Liquidating Trustee shall determine the fair market value of any property distributed in kind using such reasonable method of valuation as it may adopt.

8.7 DOCUMENTATION OF LIQUIDATION. Upon the completion of the dissolution and liquidation of the Partnership, the Partnership shall terminate and the Liquidating Trustee shall have the authority to execute and record any and all documents or instruments required to effect the dissolution, liquidation and termination of the Partnership.

8.8 LIABILITY OF THE LIQUIDATING TRUSTEE. The Partnership hereby indemnifies, defends, protects and holds harmless the Liquidating Trustee from and against any and all claims, demands, losses, liabilities, costs (including, without limitation, reasonable attorneys' fees and costs), damages and causes of action of any nature whatsoever arising out of or incidental to the Liquidating Trustee's taking of any action authorized under or within the scope of this Agreement; provided, however, that the Liquidating Trustee shall not be entitled to indemnification, and shall not be held harmless, where the claim, demand, liability, cost, damage or cause of action at issue arose out of:

(a) A matter entirely unrelated to the Liquidating Trustee's action or conduct pursuant to the provisions of this Agreement; or

(b) The proven misconduct or gross negligence of the Liquidating Trustee.


                                   ARTICLE IX
                        Transfer of Partnership Interests

9.1 GENERAL PARTNER AND SPECIAL LIMITED PARTNER TRANSFERS. Except as provided in the next sentence, neither the General Partner nor the Special Limited Partner shall withdraw from the Partnership or Transfer all or any portion of their interests in the Partnership without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such Transfer. Notwithstanding the foregoing, the General Partner and/or the Special Limited Partner may (i) engage in any merger, consolidation or other combination with or into another Person regardless of whether Essex or another REIT continues to be the general partner of the Special Limited Partner, (ii) sell all or substantially all of their assets, or (iii) effect any reclassification or recapitalization, all without the approval of the Limited Partners. Upon any Transfer of all of the General Partner's or the Special Limited Partner's Partnership Interest in accordance with the provisions of this Section 9.1, the transferee General Partner or Special Limited Partner, as applicable, shall become vested with the powers and rights of the transferor General Partner or Special Limited Partner, as applicable, and shall be liable for all obligations and responsible for all duties of the General Partner, once such transferee has executed such instruments as may be necessary to effectuate such admission and to confirm the agreement of such transferee to be bound by all the terms and provisions of this Agreement with respect to the Partnership Interest so acquired. It is a condition to any Transfer otherwise permitted hereunder that the transferee assumes by operation of law or express agreement all of the obligations of the transferor General Partner or Special Limited Partner, as applicable, under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor General Partner are assumed by a successor corporation by operation of law) shall relieve the transferor General Partner or Special Limited Partner, as applicable, of its obligations under this Agreement without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such Transfer. In the event the General Partner withdraws from the Partnership, in violation of this Agreement or otherwise, or dissolves, terminates or upon the Bankruptcy of the General Partner, a Majority-In-Interest of the Limited Partners may elect to continue the Partnership business by selecting a substitute general partner.

9.2 TRANSFERS BY LIMITED PARTNERS.

(a) No Limited Partner (other than the Special Limited Partner) shall have the right to Transfer to any Person all or any portion of its Partnership Interest, without the General Partner's written consent, in the General Partner's sole discretion. Any purported Transfer, in violation of this Section 9.2, shall be void, ab initio.

(b) It is a condition to any Transfer otherwise permitted under this Section 9.2 that the transferee assumes by operation of law or express agreement all of the obligations of the transferor Limited Partner under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor Partner are assumed by a successor corporation by operation of law) shall relieve the transferor Partner of its obligations under this Agreement without the approval of the General Partner, in its sole and absolute discretion. Upon such Transfer and upon obtaining the General Partner's written consent, in the General Partner's sole discretion, the transferee shall be admitted as a Substituted Limited Partner and shall succeed to all of the rights, including rights with respect to the Rights, of the transferor Limited Partner under this Agreement in the place and stead of such transferor Limited Partner; provided, however, that notwithstanding the foregoing, any transferee of any transferred Partnership Interest shall be subject to any and all ownership limitations contained in the Charter which may, among other things, limit or restrict such transferee's ability to exercise all or portions of the rights set forth in Article XI. Any transferee, whether or not admitted as a

Substituted Limited Partner, shall acquire such Partnership Interest subject to the obligations of the transferor hereunder. Unless admitted as a Substituted Limited Partner, no transferee, whether by a voluntary transfer, by operation of law or otherwise, shall have rights hereunder (including, without limitation, pursuant to Article XI, unless such transferee, is a Qualifying Party), other than to receive such portion of the distributions made by the Partnership as are allocable to the Percentage Interest transferred.

9.3 ISSUANCE OF ADDITIONAL PARTNERSHIP INTERESTS AND ADMITTANCE OF ADDITIONAL PARTNERS. At any time after the date hereof without the consent of any Partner, but subject to the provisions of Section 9.4 hereof, the General Partner may, upon its determination that the issuance of additional Partnership Interests ("Additional Interests") is in the best interests of the Partnership, cause the Partnership (i) to issue Additional Interests to any Limited Partner or any other Person (such other person being referred to as an "Additional Partner") in exchange for the contribution by such Limited Partner or Person of cash and/or property desirable to further the purposes of the Partnership under Section 2.3 hereof and (ii) in the case of such contribution by an Additional Partner, to admit such person as a limited partner in the Partnership. In the event that an Additional Interest is issued by the Partnership pursuant to this Section 9.3:

(a) the Percentage Interest of the Additional Partner that is issued the Additional Interest and the reduction of the Percentage Interests of the other Partner shall be determined by the General Partner in the same manner as that provided in subsection 4.3(a)(ii) hereof with respect to Contributed Funds.

The General Partner shall be authorized on behalf of each of the Partners to amend this Agreement to reflect the admission of any Additional Partner or any increase in the Percentage Interests of any Partner and the corresponding reduction of the Percentage Interests of the other Partners in accordance with the provisions of this Section 9.3, and the General Partner shall promptly deliver a copy of such amendment to each Limited Partner. Notwithstanding anything contained herein to the contrary, without the consent of the General Partner, in its sole and absolute discretion, an Additional Partner that acquires an Additional Interest pursuant to this Section 9.3 shall not acquire any interest in, and may not exercise or otherwise participate in, any rights pursuant to Article XI.

9.4 RESTRICTIONS ON TRANSFER. In addition to any other restrictions on transfer herein contained, in no event may any Transfer of a Partnership Interest by any Partner be made (i) to any Person that lacks the legal right, power or capacity to own a Partnership Interest; (ii) in violation of any provision of any mortgage or trust deed (or the note or bond secured thereby) constituting a Lien against a Property or any part thereof, or other instrument, document or agreement to which the Partnership, the General Partner, the Special Limited Partner or any Affiliate of either of them is a party or otherwise bound; (iii) in violation of applicable law, including, without limitation, any applicable federal securities law or state securities "Blue Sky" law (including investment suitability standards); (iv) of any component portion of a Partnership Interest, such as the Capital Account, or rights to Available Cash, separate and apart from all other components of a Partnership Interest; (v) in the event such transfer would cause Essex to cease to comply with the REIT Requirements or result in a violation of Section 7.13 hereof; (vi) if such transfer would cause a termination of the Partnership for federal income tax purposes; (vii) if such transfer would, in the opinion of counsel to the Partnership, cause the Partnership to cease to be classified as a partnership for federal income tax purposes; (viii) if such transfer would cause the Partnership to become, with respect to any employee benefit plan subject to Title 1 of ERISA, a "party-in-interest" (as defined in Section 3(14) of ERISA) or a "disqualified person" (as defined in Section 4975(c) of the Code); (ix) if such transfer would, in the opinion of counsel to the Partnership, cause any portion of the assets of the Partnership to constitute assets of any employee benefit plan pursuant to Department of Labor Regulations Section 2510.3-101; (x) if such transfer may not be effected without registration of such Partnership Interest under the Securities Act; or (xi) if such transfer would violate any provision of the Charter. As a condition to any Transfer, the General Partner may, in its sole and absolute discretion, require the proposed transferee to deliver to the General Partner an opinion of counsel and such other certifications, affidavits and/or undertakings, in form and content reasonably acceptable to the General Partner, to satisfy the General Partner that the proposed Transfer will not violate any of the provisions of this Section 9.4. Any purported transfer in violation of this Section 9.4 shall be void ab initio.

                                    ARTICLE X

                 Rights and Obligations of the Limited Partners

10.1 NO PARTICIPATION IN MANAGEMENT. Except as expressly permitted hereunder, the Limited Partners shall not take part in the management of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership and shall have no rights, powers or authority, except as specifically provided herein.

10.2 BANKRUPTCY OF A LIMITED PARTNER AND CERTAIN OTHER EVENTS. The Bankruptcy, death, incompetency, legal incapacity, withdrawal or retirement of any Limited Partner shall not cause a dissolution of the Partnership, but the rights of such Limited Partner to share in the Net Profits or Losses of the Partnership and to receive distributions of Partnership funds shall, on the happening of such event, devolve on its successors or assigns, subject to the terms and conditions of this Agreement, and the Partnership shall continue as a limited partnership. However, in no event shall such assignee(s) become a Substituted Limited Partner, except in accordance with Article IX hereof.

10.3 NO WITHDRAWAL. Notwithstanding anything to the contrary provided in Section
10.2 above, no Limited Partner may withdraw or retire from the Partnership without the prior written consent of the General Partner, in its sole and absolute discretion, other than as expressly provided in this Agreement.

10.4 DUTIES AND CONFLICTS. The General Partner recognizes that the Limited Partners and their Affiliates have or may have other business interests, activities and investments, some of which may be in conflict or competition with the business of the Partnership, and that, subject to the provisions of any agreements entered into by any Limited Partner or its Affiliate with the General Partner, the Partnership or any of their Affiliates, such persons are entitled to carry on such other business interests, activities and investments. Subject to the immediately preceding sentence, the Limited Partners and their Affiliates may engage in or possess an interest in any other business or venture of any kind, independently or with others, on their own behalf or on behalf of other entities with which they are affiliated or associated, and such persons may engage in any activities, whether or not competitive with the Partnership, without any obligation to offer any interest in such activities to the Partnership or to any Partner. Neither the Partnership nor any Partner shall have any right, by virtue of this Agreement, in or to such activities, or the income or profits derived therefrom, and the pursuit of such activities, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

                                   ARTICLE XI

                       Grant of Rights to Limited Partners

11.1 Grant of Rights.

(a) Subject to Section 11.1(b) below and the other provisions of this Section 11.1, a Qualifying Party, but no other Person, shall have the right (subject to the terms and conditions set forth herein) to require the Partnership to redeem all or a portion of the Partnership Units held by such Qualifying Party (such
Partnership Units being hereafter called "Tendered Units") in exchange (a "Redemption") for the Cash Amount payable on the Specified Redemption Date. Any Redemption shall be exercised pursuant to a Notice of Redemption delivered to the General Partner by the Qualifying Party when exercising the Redemption right (the "Tendering Party"). The Partnership's obligation to effect a Redemption, however, shall not arise or be binding against the Partnership until and unless there has been a Declination. Regardless of the binding or non-binding nature of a pending Redemption, a Tendering Party shall have no right to receive distributions with respect to any Tendered Units (other than the Cash Amount) paid after delivery of the Notice of Redemption, whether or not the Partnership Record Date for such distribution precedes or coincides with such delivery of the Notice of Redemption. In the event of a Redemption, the Cash Amount shall be delivered as a good check payable to the Tendering Party or, in the General Partner's sole and discretion, in immediately available funds.

(b) (i) Subject to Section 11.1(b)(ii) below,  notwithstanding the provisions of
Section 11.1(a) hereof, on or before the close of business on the Cutoff Date, Essex shall, in its sole and absolute discretion but subject to the Ownership Limit (as defined in the Charter) and any transfer restrictions or other limitations of the Charter and subject to the written consent of the General Partner in its sole discretion, have the option (and Essex is hereby granted such an option) to acquire some or all (such amount, expressed as a percentage, being referred to as the "Applicable Percentage") of the Tendered Units from the Tendering Party in exchange for REIT Shares. If Essex exercises such option, on the Specified Redemption Date the Tendering Party shall sell such number of the Tendered Units to Essex in exchange for a number of REIT Shares equal to the product of the REIT Shares Amount and the Applicable Percentage (expressed as a decimal), provided, however, that in lieu of any fractional REIT Share resulting from such calculation, the General Partner or Special Limited Partner may contribute to the Partnership the Cash Amount attributable to such fractional REIT Share. The Tendering Party shall submit such information, investment letters, representations, undertakings, legal opinions, certifications and/or affidavits as Essex may reasonably require to comply with the Securities Act, the Code and the Charter (including, without limitation, the Ownership Limit). In the event of a purchase of the Tendered Units pursuant to this Section 11.1(b), the Tendering Party shall no longer have the right to cause the Partnership to effect a Redemption of such Tendered Units, and, upon notice to the Tendering Party by Essex, given on or before the close of business on the Cut-Off Date, that Essex has exercised its option to acquire some or all of the Tendered Units pursuant to this Section 11.1(b), the obligation of the Partnership to effect a Redemption of the Tendered Units as to which Essex's notice relates shall immediately and automatically terminate and be of no further force or effect. The product of the Applicable Percentage and the REIT Shares Amount shall be delivered by Essex as duly authorized, validly issued, fully paid and nonassessable REIT Shares and, if applicable, Rights, free of any pledge, lien, encumbrance or restriction, other than the Ownership Limit and other restrictions provided in the Charter, the bylaws of Essex, the Securities Act and relevant state securities or "blue sky" laws. Neither any Tendering Party whose Tendered Units are acquired by Essex pursuant to this Section 11.1(b), any other Partner, any Assignee nor any other interested Person shall have any right to require or cause Essex to register, qualify or list any REIT Shares owned or held by such Person, whether or not such REIT Shares are issued pursuant to this Section 11.1(b), with the SEC, with any state securities commissioner, department or agency, under the Securities Act or the Exchange Act or with any stock exchange; provided, however, that this limitation shall not be in derogation of any registration or similar rights granted pursuant to any other written agreement between Essex and any such Person. REIT Shares issued upon an acquisition of the Tendered Units by Essex pursuant to this Section 11.1(b) may contain such legends regarding restrictions under the Securities Act and applicable state securities laws as Essex in good faith determines to be necessary or advisable in order to ensure compliance with such laws.

(ii) Notwithstanding anything to the contrary set forth in Section 11.1(b)(i) above, Essex may not exercise its option set forth in Section 11.1(b)(i) above in any calendar year unless and until the Partnership shall have received Notices of Redemption for Tendered Units (including, without limitation, Notices of Redemption with respect to all completed Redemptions) during such calendar year in the aggregate Cash Amount (or, if, as of the date of calculation, any applicable Cash Amount is not yet determined pursuant to the terms of this Agreement, the estimated Cash Amount as determined by the General Partner in its reasonable judgment) in excess of $500,000. At such time as such $500,000 minimum is exceeded pursuant to the previous sentence during such calendar year, Essex may exercise its option set forth in Section 11.1(b)(i) above with respect to (x) all pending Redemptions, and (y) all Notices of Redemption received by the Partnership during the remainder of such calendar year.


(iii) If Essex exercises its option pursuant to Section 11.1(b)(i) above, on the Specified Redemption Date, the Partnership shall pay to the Tendering Party all accrued but unpaid distributions, if any, with respect to the Tendered Units pursuant to Section 6.2(b).

(c) Notwithstanding the provisions of Sections 11.1(a) and 11.1(b) hereof, no Tendering Party shall have any rights under this Agreement that would otherwise be prohibited under the Charter. To the extent that any attempted Redemption or acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof would be in violation of this Section 11.1(c), it shall be null and void ab initio, and, in the case of a proposed purchase by Essex pursuant to Section

11.1(b) hereof, the Tendering Party shall not acquire any rights or economic interests in REIT Shares otherwise issuable by Essex under Section 11.1(b) hereof.

(d) In the event that, following receipt of a Notice of Redemption, Essex is not permitted to exercise its option pursuant to Section 11.1(b)(ii), or Essex declines or fails to exercise its option pursuant to Section 11.1(b)(i) hereof (a "Declination"):

(i) The General Partner shall give notice of such Declination to the Tendering Party on or before the close of business on the Cut-Off Date. The failure of the General Partner to give notice of such Declination by the close of business on the Cut-Off Date shall itself constitute a Declination.


(ii) The Partnership may elect to raise funds for the payment of the Cash Amount either (a) by requiring that the Special Limited Partner contribute such funds to the Partnership from (1) the proceeds of a registered public offering (a "Public Offering Funding") by Essex of a number of REIT Shares ("Registrable Shares") equal to the REIT Shares Amount with respect to the Tendered Units, which proceeds are contributed by Essex to the Special Limited Partner, or (2) any other source, or (b) from any other sources (including, but not limited to, the sale of any Property or other assets of the Partnership and the incurrence of Partnership debt) available to the Partnership.

(iii) Upon the General Partner's receipt of the Notice of Redemption and the General Partner giving notice of its Declination, the General Partner, at its election, may give notice (a "Single Funding Notice") to all Qualifying Parties then holding a Partnership Interest (or an interest therein) and having Redemption rights pursuant to this Section 11.1 and require that, due to (x) a pending or anticipated public underwritten offering of Essex's securities or (y) any other Essex activity, all such Qualifying Parties elect whether or not to effect a Redemption of their Partnership Units. In the event that any such Qualifying Party elects to effect such a Redemption, it shall give notice thereof and of the number of Partnership Units to be made subject thereto in writing to the General Partner within ten (10) business days after receipt of the Single Funding Notice, and such Qualifying Party shall be treated as a Tendering Party for all purposes of this Section 11.1. In the event that a Qualifying Party does not so elect, it shall be deemed to have waived its right to effect a Redemption for the current Six-month Period.

(e) Notwithstanding anything herein to the contrary (but subject to Section 11.1(c) hereof), with respect to any Redemption (or any tender of Partnership Units for Redemption if the Tendered Units are acquired by Essex pursuant to
Section 11.1(b) hereof) pursuant to this Section 11.1:

(i) Subject to the Ownership  Limit, no Tendering Party may effect a Redemption,
(a) to the extent that the aggregate Partnership Units of the Limited Partners (other than the General Partner or the Special Limited Partner) would be reduced, as a result of the Redemption (or the acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof), to less than one percent (1%) of all Partnership Units outstanding immediately prior to delivery of the Notice of Redemption, where the Redemption would consist of less than all the Partnership Units held by Partners, other than the General Partner and the Special Limited Partner, (b) for less than one thousand (1,000) Partnership Units or, if such Tendering Party holds (as a Limited Partner or, economically, as an Assignee) less than one thousand (1,000) Partnership Units, all of the Partnership Units held by such Tendering Party, or (c) for less than all of such Tendering Party's Partnership Units if, after giving effect to the requested Redemption, such Tendering Party would continue to hold less than one thousand (1,000) Partnership Units.

(ii) Each Tendering Party (a) may effect a Redemption only once in each Six-month Period (unless the restriction contained in this Section 11.1(e)(ii) is waived by the General Partner in its sole and absolute discretion) and (b) may not effect a Redemption during the period after the Partnership Record Date with respect to a distribution hereunder and before the record date established by the General Partner for a distribution to its shareholders of some or all of its portion of such Partnership distribution.

(iii) Notwithstanding anything herein to the contrary, with respect to any Redemption or acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, in the event that the General Partner gives notice to all Limited Partners (but excluding the Special Limited Partner and any Assignees) then owning Partnership Interests (a "Primary Offering Notice") that Essex desires to effect an offering (whether or not underwritten and whether or not a public or private placement) of REIT Shares or other securities of Essex, commencement of the actions denoted in Section 11.1(d) hereof as to a Public Offering Funding with respect to any Notice of Redemption thereafter received, whether or not the Tendering Party is a Limited Partner, may be delayed, at the option of the General Partner until the earlier of (a) the completion of the offering or (b) ninety (90) days following the giving of the Primary Offering Notice.

(iv) Without the consent of the General Partner (which may be given or withheld in its sole and absolute discretion), no Tendering Party may effect a Redemption within ninety (90) days following the closing of any prior Public Offering Funding.

(v) The consummation of such Redemption (or an acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, as the case may be) shall be subject to the expiration or termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

(vi) The Tendering Party shall continue to hold all Partnership Units subject to any Redemption, and be treated as a Limited Partner or an Assignee, as applicable, with respect such Partnership Units for all purposes of this Agreement, until such Partnership Units are either paid for by the Partnership pursuant to Section 11.1(a) hereof or transferred to Essex and paid for by the issuance of the REIT Shares, pursuant to Section 11.1(b) hereof, on the Specified Redemption Date. Until a Specified Redemption Date and an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, the Tendering

Party shall have no rights as a shareholder of Essex with respect to the REIT Shares issuable in connection with such acquisition.

For purposes of determining  compliance with the  restrictions set forth in this
Section 11.1(e), all Partnership Units beneficially owned by a Related Party of a Tendering Party shall be considered to be owned or held by such Tendering Party.

(f) In connection with an exercise of Redemption rights pursuant to this Section 11.1, the Tendering Party shall submit the following to the General Partner, in addition to the Notice of Redemption:

(i) A written affidavit, dated the same date as, and accompanying, the Notice of Redemption, (a) disclosing the actual and constructive ownership, as determined for purposes of Code Sections 856(a)(6) and 856(h), of REIT Shares by (i) such Tendering Party and (ii) any Related Party and (b) representing that, after giving effect to the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, neither the Tendering Party nor any Related Party will own REIT Shares in excess of any ownership limitations set forth in the Charter;

(ii) A written representation that neither the Tendering Party nor any Related Party has any intention to acquire any additional REIT Shares prior to the closing of the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof on the Specified Redemption Date; and

(iii) An undertaking to certify, at and as a condition to the closing of (i) the Redemption or (ii) the acquisition of the Tendered Units by Essex pursuant to
Section 11.1(b) hereof on the Specified Redemption Date, that either (a) the actual and constructive ownership of REIT Shares by the Tendering Party and any Related Party remain unchanged from that disclosed in the affidavit required by
Section 11.1(f)(i) or (b) after giving effect to the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, neither the Tendering Party nor any Related Party shall own REIT Shares in violation of the Ownership Limit.

11.2 PARTNERSHIP RIGHT TO CALL LIMITED PARTNER INTEREST. Notwithstanding any other provision of this Agreement, on and after the date on which the aggregate Partnership Units of the Limited Partners (other than the Special Limited Partner) constitute less than twenty-five percent (25%) of the aggregate Partnership Units of all Partners, the Partnership shall have the right, but not the obligation, from time to time and at any time to redeem any and all outstanding Partnership Interests of the Limited Partners (other than the Special Limited Partner) by treating any Limited Partner (other than the Special Limited Partner) as a Tendering Party who has delivered a Notice of Redemption pursuant to Section 11.1 hereof for the amount of Partnership Units to be specified by the General Partner, in its sole and absolute discretion, by notice to such Limited Partner that the Partnership has elected to exercise its rights under this Section 11.2. Such notice given by the General Partner to a Limited Partner pursuant to this Section 11.2 shall be treated as if it were a Notice of Redemption delivered to the General Partner by such Limited Partner. For purposes of this Section 11.2, (a) any Limited Partner (whether or not otherwise a Qualifying Party) may, in the General Partner's sole and absolute discretion, be treated as a Qualifying Party that is a Tendering Party and (b) the provisions of Sections 11.1(c), 11.1(e)(i), 11.1(e)(ii), and 11.1.(e)(iv) hereof shall not apply, but the remainder of Section 11.1 hereof (including, without limitation, the rights of the General Partner under Section 11.1(b) hereof) shall apply with such adjustments as shall be necessary in the circumstances. Notwithstanding the foregoing, the Partnership shall have no rights pursuant to this Section 11.2 prior to January 1, 2016.

11.3 OTHER REDEMPTIONS. Notwithstanding the provisions of Section 11.1 hereof, nothing in this Agreement shall preclude the redemption of any Partnership Interest of a Limited Partner or Partnership Units by the Partnership upon such terms and conditions as may be negotiated between the Limited Partner or Assignee holding such Limited Partner's Partnership Interest or Partnership Units, on the one hand, and the General Partner, on the other hand, in their sole and absolute discretion. Such a redemption may include, without limitation, the payment of cash by the Partnership to the Limited Partner or Assignee, in a lump sum or in installments, or the distribution in kind of Partnership assets to such Limited Partner or Assignee (which assets may be encumbered), including assets to be designated by the Limited Partner or Assignee and acquired (with or without debt financing) by the Partnership. Upon any such redemption, the Partnership Units and Partnership Interest redeemed shall be cancelled and Exhibit A shall be amended as appropriate to reflect such redemption. In effecting any such redemption by negotiated agreement, none of the Partnership, the General Partner, the Limited Partner and the Assignee, as the case may be, shall incur any liability to any other Unitholder or have any duty to offer the same or similar terms for redemption of any other Partnership Interest or Partnership Units.


                                   ARTICLE XII

                             Arbitration of Disputes

12.1 ARBITRATION. Notwithstanding anything to the contrary contained in this Agreement, all claims, disputes and controversies between the parties hereto (including, without limitation, any claims, disputes and controversies between the Partnership and any one or more of the Partners and any claims, disputes and controversies between any one or more Partners) arising out of or in connection with this Agreement or the Partnership created hereby, relating to the validity, construction, performance, breach, enforcement or termination thereof, or otherwise, shall be resolved by binding arbitration in San Francisco, California, in accordance with California Civil Procedure Code Sections 1280 et seq. (other than Section 1283.05), this Article XII and, to the extent not inconsistent with this Article XII (other than the reference in this Article to Sections of the California Civil Procedure Code), the Expedited Procedures and Commercial Arbitration Rules of the American Arbitration Association (the "Arbitration Rules").

12.2 PROCEDURES. Any arbitration called for by this Article XII shall be conducted in accordance with the following procedures:

(a) The Partnership or any Partner (the "Requesting Party") may demand arbitration pursuant to Section 12.1 hereof at any time by giving written notice of such demand (the "Demand Notice") to all other Partners and (if the Requesting Party is not the Partnership) to the Partnership which Demand Notice shall describe in reasonable detail the nature of the claim, dispute or controversy.

(b) Within fifteen (15) days after the giving of a Demand Notice, the Requesting Party, on the one hand, and each of the other Partners and/or the Partnership against whom the claim has been made or with respect to which a dispute has arisen (collectively, the "Responding Party"), on the other hand, shall select and designate in writing to the other party one reputable, disinterested individual (a "Qualified Individual") willing to act as an arbitrator of the claim, dispute or controversy in question. Each of the Requesting Party and the Responding Party shall use its best efforts to select a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof), having at least ten (10) years experience in real estate partnership matters, having no affiliation with any of the parties as its respective Qualified Individual. Within fifteen (15) days after the foregoing selections have been made, the arbitrators so selected shall jointly select a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the third Qualified Individual willing to act as an arbitrator of the claim, dispute or controversy in question (the "Third Arbitrator"). In the event that the two arbitrators initially selected are unable to agree on the Third Arbitrator within the second fifteen (15) day period referred to above, then, on the application of either party, the American Arbitration Association shall promptly select and appoint a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the Qualified Individual to act as the Third Arbitrator in accordance with the terms of the Arbitration Rules. The three arbitrators selected pursuant to this subsection (b) shall constitute the arbitration panel for the arbitration in question.

(c) The presentations of the parties hereto in the arbitration proceeding shall be commenced and completed within sixty (60) days after the selection of the arbitration panel pursuant to subsection (b) above, and the arbitration panel shall render its decision in writing within thirty (30) days after the completion of such presentations. Any decision concurred in by any two (2) of the arbitrators shall constitute the decision of the arbitration panel, and unanimity shall not be required. If a decision concurred in by at least two (2) of the arbitrators is not rendered within such thirty (30) day period, then each of the parties shall select a new Qualified Individual willing to act as an arbitrator and a new arbitration proceeding shall commence in accordance with this Article XII.

(d) The arbitration panel shall have the discretion to include in its decision a direction that all or part of the attorneys' fees and costs of any party or parties and/or the costs of such arbitration be paid by any other party or parties. On the application of a party before or after the initial decision of the arbitration panel, and proof of its attorneys' fees and costs, the arbitration panel shall order the other party to make any payments directed pursuant to the preceding sentence.

(e) The Third Arbitrator shall have the right in its discretion to authorize the obtaining of discovery, including the taking of depositions of witnesses for the purpose of discovery.

(f) At the request of any party, the arbitrators shall make and provide to the parties written findings of fact and conclusions of law.

12.3 BINDING CHARACTER. Any decision rendered by the arbitration panel pursuant to this Article XII shall be final and binding on the parties hereto, and judgment thereon may be entered by any state or federal court of competent jurisdiction.

12.4 EXCLUSIVITY. Arbitration shall be the exclusive method available for resolution of claims, disputes and controversies described in Section 12.1 hereof, and the Partnership and its Partners stipulate that the provisions hereof shall be a complete defense to any suit, action, or proceeding in any court or before any administrative or arbitration tribunal with respect to any such claim, controversy or dispute. The provisions of this Article XII shall survive the dissolution of the Partnership.

12.5 NO ALTERATION OF AGREEMENT. Nothing contained herein shall be deemed to give the arbitrators any authority, power or right to alter, change, amend, modify, add to, or subtract from any of the provisions of this Partnership Agreement.

                                  ARTICLE XIII

                               General Provisions

13.1 NOTICES. All notices, offers or other communications required or permitted to be given pursuant to this Agreement shall be in writing and may be personally served, telecopied or sent by United States mail and shall be deemed to have been given when delivered in person, upon receipt of telecopy or three business days after deposit in United States mail, registered or certified, postage prepaid, and properly addressed, by or to the appropriate party. For purposes of this Section 13.1, the addresses of the parties hereto shall be as set forth in attached Exhibit A. The address of any Limited Partner may be changed by a notice in writing given to the General Partner or the Special Limited Partner in accordance with the provisions hereof, and the address of the General Partner and the Special Limited Partner may be changed by a notice in writing given to each of the Limited Partners in accordance with the provisions hereof.

13.2 SUCCESSORS. This Agreement and all the terms and provisions hereof shall be binding upon and shall inure to the benefit of all Partners, and their legal representatives, heirs, successors and permitted assigns, except as expressly herein otherwise provided.

13.3 EFFECT AND INTERPRETATION. This Agreement shall be governed by and construed in conformity with the laws of the State of California.

13.4 COUNTERPARTS. This Agreement may be executed in counterparts, each of which shall be an original, but all of which shall constitute one and the same instrument.

13.5 PARTNERS NOT AGENTS. Except as specifically provided herein, nothing contained herein shall be construed to constitute any Partner the agent of another Partner, or in any manner to limit the Partners in the carrying on of their own respective businesses or activities.

13.6 ENTIRE UNDERSTANDING; ETC. This Agreement constitutes the entire agreement and understanding among the Partners and supersedes any prior understandings and/or written or oral agreements among them respecting the subject matter within.

13.7 AMENDMENTS. The General Partner is hereby authorized, without the consent of the Limited Partners, to amend this Agreement, including, without limitation, Exhibit A attached hereto to reflect (i) the admission of any substituted
Limited Partner or Additional Limited Partner into the Partnership or the withdrawal of any Limited Partner from the Partnership, or (ii) any adjustment to the Percentage Interests, Partnership Units or Capital Accounts of the Partners in connection with any of the actions described in clause (i) above,
Section 4.3, or elsewhere in this Agreement. Except as provided in the previous sentence, this Agreement may not be amended, and no provision benefiting the General Partner or the Special Limited Partner may be waived, except by a written instrument signed by the General Partner and the Special Limited Partner (and Essex to the extent provided in Section 13.16) and (except as provided in Article IV and Article IX), if the Limited Partners (other than the Special Limited Partner) collectively own forty percent (40%) or more of the Partnership

Units, a Majority-In-Interest of the Limited Partners, except that this Agreement may not be amended to alter the priority of distributions or to decrease any Limited Partner's Percentage Interest (except pursuant to a provision of this Agreement other than this Section 13.7) without the consent of all of the affected Limited Partners (regardless of the size of their collective Partnership Unit ownership).

13.8 SEVERABILITY. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid by a court of competent jurisdiction, the remainder of this Agreement, or the application of such provision to persons or circumstances other than those to which it is held invalid by such court, shall not be affected thereby.

13.9 TRUST PROVISION. This Agreement, to the extent executed by the trustee of a trust, is executed by such trustee solely as trustee and not in a separate capacity. Nothing herein contained shall create any liability on, or require the performance of any covenant by, any such trustee individually, nor shall anything contained herein subject the individual personal property of any trustee to any liability.

13.10 PRONOUNS AND HEADINGS. As used herein, all pronouns shall include the masculine, feminine and neuter, and all defined terms shall include the singular and plural thereof whatever the context and facts require such construction. The headings, titles and subtitles herein are inserted for convenience of reference only and are to be ignored in any construction of the provisions hereof. Any references in this Agreement to "including" shall be deemed to mean "including without limitation".

13.11 ASSURANCES. Each of the Partners shall hereafter execute and deliver such further instruments and do such further acts and things as may be required or useful to carry out the intent and purpose of this Agreement and as are not inconsistent with the terms hereof.

13.12 TAX CONSEQUENCES. Each Partner acknowledges and agrees that he or she has relied fully upon the advice of its own legal counsel and/or accountant in determining the tax consequences of this Agreement and the transactions contemplated hereby and not upon any representations or advice by the General Partner or by any other Partner.

13.13 SECURITIES REPRESENTATIONS. Each Limited Partner hereby represents and warrants to the Partnership and the General Partner that

(a) such Limited Partner understands the risks of, and other considerations relating to accepting the Partnership Units in connection with its contribution of property to the Partnership.

(b) such Limited Partner is an "accredited investor" as defined in Rule 501 under the Securities Act, and by reason of its business and financial experience, together with the business and financial experience of those persons, if any, retained by it to represent or advise it with respect to the transactions contemplated by this Agreement, (a) has such knowledge, sophistication and experience in financial and business matters and in making investment decisions of this type, and it is capable of evaluating the merits and risks of an investment in the Partnership and of making an informed investment decision, (b) is capable of protecting its own interest or has engaged representatives or advisors to assist it in protecting its interest, and
(c) is capable of bearing the economic risk of such investment.

(c) such Limited Partner understands that an investment in the Partnership involves substantial risks. Each Limited Partner has been given the opportunity to make a thorough investigation of the proposed activities of the Partnership. Each Limited Partner has been afforded the opportunity to obtain any information deemed necessary by such Limited Partner. Each Limited Partner confirms that all documents, records, and book pertaining to its investment in the Partnership and requested by such Limited Partner have been made available or delivered to such Limited Partner. Each Limited Partner has had an opportunity to ask questions of and receive answers from the Partnership, or from a person or persons acting on the Partnership's behalf, concerning the terms and conditions of the transactions contemplated by this Agreement and its acquisition of Partnership Units. Each Limited Partner has relied upon, and is making its investment decisions, solely upon such information as has been provided to such Limited Partner in writing by the Partnership.

(d) The Partnership Units issued or to be issued to each Limited Partner by the Partnership will be held or acquired by such Limited Partner for its own account for investment only and not with a view to, or with any intention of, a distribution or resale thereof, in whole or in part, or the grant of any participation therein, without prejudice, however, to such Limited Partner's right (subject to the terms of this Agreement) at all times to sell or otherwise dispose of all or any part of its Partnership Units under an exemption from such registration available under the Securities Act and applicable state securities laws, and subject, nevertheless, to the disposition of its assets being at all times within its control. Each Limited Partner was not formed for the specific purpose of acquiring an interest in the Partnership.

Each Limited Partner agrees and acknowledges that (i) the Partnership Units issued or to be issued to such Limited Partner have not been registered under the Securities Act or state securities laws by reason of a specific exemption or exemptions from registration under the Securities Act and applicable state securities laws and, if such Partnership Units are represented by certificates, such certificates will bear a legend to such effect; (ii) the Partnership's reliance on such exemptions is predicated in part on the accuracy and completeness of the representations, warranties and covenants of such Limited Partner contained herein; (iii) such Partnership Units, therefore, cannot be resold unless registered under the Securities Act and applicable state securities laws, or unless an exemption from registration is available; (iv) there is no public market for such Partnership Units; (v) notwithstanding anything to the contrary set forth in this Agreement, Partnership Units issued to such Limited Partner may not be Transferred unless the General Partner determines that the Transfer of the same is a valid private placement under applicable federal and state securities laws; and (vi) the Partnership has no obligation or intention to register such Partnership Units for resale under the Securities Act or any state securities laws or to take any action that would make available any exemption from the registration requirements of such laws. Each Limited Partner hereby acknowledges that because of the restrictions on Transfer of such Partnership Units to be issued hereunder, such Limited Partner may have to bear the economic risk of the investment commitment evidenced by this Agreement for an indefinite period of time.

13.14 ORIGINAL GENERAL PARTNER REPRESENTATIONS. Each of the Current General Partners, hereby, jointly and severally, represents and warrants to the General Partner, the Special Limited Partner and the Partnership, as of the date hereof, as follows:

(a) There is no litigation pending or, after due and diligent inquiry, to the best of such Current General Partner's knowledge, threatened, (i) against the Partnership, or (ii) any of the Current General Partners relating to the operation or management of the Partnership or any of the Partnership's current or prior assets.

(b) The Partnership is a limited partnership duly organized, validly existing and in good standing under the laws of the State of California. This Agreement will not violate any provision of any agreement or judicial or administrative order to which the Partnership or its current or prior assets are subject. The Partnership and its operations are (and have at all times in the past been) in compliance with all applicable laws.

(c) There are no outstanding (i) liabilities, debts, obligations or responsibilities of the Partnership (including, without limitation, debts owed by the Partnership to any of the Partners or any other Person), or (ii) written or oral agreements to which the Partnership is subject or its assets bound, which have not been disclosed to the General Partner, in writing, prior to the date hereof.

(d) None of the Current General Partners is or has been the subject of any Bankruptcy.

13.15 POWER OF ATTORNEY. Each Limited Partner and each Assignee hereby irrevocably constitutes and appoints the General Partner, any Liquidating Trustee, and authorized officers and attorneys-in-fact of each, and each of those acting singly, in each case with full power of substitution, as its true and lawful agent and attorney-in-fact, coupled with an interest, with full power and authority in its name, place and stead to:

(1) execute, swear to, seal, acknowledge, deliver, file and record in the appropriate public offices (a) all certificates, documents and other instruments (including, without limitation, this Agreement and the Certificate and all amendments, supplements or restatements thereof) that the General Partner or the Liquidating Trustee deems appropriate or necessary to form, qualify or continue the existence or qualification of the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability to the extent provided by applicable law) in the State of California and in all other jurisdictions in which the Partnership may conduct business or own property; (b) all instruments that the General Partner deems appropriate or necessary to reflect any amendment, change, modification or restatement of this Agreement in accordance with its terms; (c) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reflect the dissolution and liquidation of the Partnership pursuant to the terms of this Agreement, including, without limitation, a certificate of cancellation; (d) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reflect the distribution or exchange of assets of the Partnership pursuant to the terms of this Agreement; (e) all instruments relating to the dissolution, liquidation or winding up of the Partnership or the admission, withdrawal, removal or substitution of any Partner or any of the other events described in, Article VIII, Article IX or Section 13.7 hereof or the Capital Contribution of any Partner; and (f) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges relating to Partnership Interests; and

(2) execute, swear to, acknowledge and file all ballots, consents, approvals, waivers, certificates and other instruments appropriate or necessary, in the sole and absolute discretion of the General Partner, to make, evidence, give, confirm or ratify any vote, consent, approval, agreement or other action that is made or given by the Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole and absolute discretion of the General Partner, to effectuate the terms or intent of this Agreement.

Nothing contained herein shall be construed as authorizing the General Partner to amend this Agreement except in accordance with this Article XIII hereof or as may be otherwise expressly provided for in this Agreement.

The foregoing power of attorney is hereby declared to be irrevocable and a special power coupled with an interest, in recognition of the fact that each of the Limited Partners and Assignees will be relying upon the power of the General Partner to act as contemplated by this Agreement in any filing or other action by it on behalf of the Partnership, and it shall survive and not be affected by the subsequent Incapacity of any Limited Partner or Assignee and the Transfer of all or any portion of such Limited Partner's or Assignee's Partnership Units or Partnership Interest and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the General Partner, acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee hereby waives any and all defenses that may be available to contest, negate or disaffirm the action of the General Partner, taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the General Partner or the Liquidating Trustee, within fifteen (15) days after receipt of the General Partner's or the Liquidating Trustee's request therefor, such further designation, powers of attorney and other instruments as the General Partner or the Liquidating Trustee, as the case may be, deems necessary to effectuate this Agreement and the purposes of the Partnership.

13.16 Third Party Beneficiary. Essex is and is hereby deemed a third party beneficiary of this Agreement to the extent of the option granted to Essex pursuant to Section 11.1(b) hereof and the other rights granted to Essex hereunder, and Essex shall have the right to directly enforce such option and all other rights provided to Essex pursuant to this Agreement. Neither Section
7.13 (nor the definition of "REIT Requirements"), Section 9.4 nor Section 11.1 (nor the definition of "Charter") shall be modified in any manner without Essex's prior written consent in Essex's sole discretion.

13.17 Costs of Agreement. All costs incurred in connection with the preparation and execution of this Agreement shall be paid by the Partnership.

IN WITNESS WHEREOF, this Agreement is hereby entered into among the undersigned Partners as of the date first written above.

GENERAL PARTNER:
ESSEX MANAGEMENT CORPORATION,
a California corporation



By: ________________________________________________

Name:_______________________________________________

Its: _______________________________________________



SPECIAL LIMITED
PARTNER:
ESSEX PORTFOLIO, L.P., a
California limited partnership

By: ESSEX PROPERTY TRUST, INC., a
Maryland corporation



By: __________________________________________

Name: _________________________________________

Its: __________________________________________

LIMITED PARTNERS:


NOTICE: BY EXECUTING THIS AGREEMENT YOU ARE AGREEING TO HAVE ANY DISPUTE ARISING OUT OF THE MATTERS INCLUDED IN THE "ARBITRATION OF DISPUTES" PROVISION IN
ARTICLE XII (THE "ARBITRATION PROVISION") DECIDED BY NEUTRAL ARBITRATION AS PROVIDED BY SUCH ARBITRATION PROVISION AND BY CALIFORNIA LAW AND YOU ARE GIVING UP ANY RIGHTS YOU MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL EXCEPT AS SPECIFICALLY INCLUDED IN THE ARBITRATION PROVISION. BY EXECUTING THIS AGREEMENT YOU ARE GIVING UP YOUR JUDICIAL RIGHTS TO DISCOVERY AND APPEAL, UNLESS THOSE RIGHTS ARE SPECIFICALLY INCLUDED IN THE ARBITRATION PROVISION. IF YOU REFUSE TO SUBMIT TO ARBITRATION AFTER AGREEING TO THE ARBITRATION PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER THE AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. YOUR AGREEMENT TO THE ARBITRATION PROVISION IS VOLUNTARY.

THE UNDERSIGNED HAS READ AND UNDERSTANDS THE FOREGOING AND AGREES TO SUBMIT DISPUTES ARISING OUT OF THE MATTERS INCLUDED IN THE ARBITRATION PROVISION TO NEUTRAL ARBITRATION.

/s/ Ann M. Barry Trust                               /s/FBO Berghorn Trust
Ann M. Barry Trust                                   FBO Berghorn Trust

/s/ G.B. 1992 Family Partnership                     /s/ Hansen Revocable Trust
G.B. 1992 Family Partnership                         Hansen Revocable Trust

/s/ Robert D. Junge Trust                            /s/ Richard Prentice
Robert D. Junge Trust                                Richard Prentice

/s/ Williams Revocable Trust                         /s/ Rosser Revocable Trust
Williams Revocable Trust                             Rosser Revocable Trust

/s/ George M. Marcus                                 /s/ Donald V. Baptist
George M. Marcus                                     Donald V. Baptist

/s/ James Fuqua                                      /s/ Jean C. Baptist
James Fuqua                                          Jean C. Baptist

/S/ Craig Zimmerman
Craig Zimmerman

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western Palo Alto II Investors, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit A:     Partners and Addresses

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western Palo Alto II Investors, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit B:     Examples Regarding Adjustment Factor

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western Palo Alto II Investors, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit C:     Notice of Redemption

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western Palo Alto II Investors, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit E:     Allocations

          FOURTH AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                         WESTERN PALO ALTO II INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           ---------------------------


         THE LIMITED PARTNERSHIP INTERESTS REFERRED TO HEREIN HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR, UNLESS IT HAS BEEN CONFIRMED TO YOU IN WRITING, WITH ANY STATE REGULATORY AGENCY. THESE LIMITED PARTNERSHIP INTERESTS MUST BE ACQUIRED FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND, EXCEPT AS SPECIFICALLY PROVIDED IN THIS PARTNERSHIP AGREEMENT, MAY NOT BE MORTGAGED, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED OR OFFERED TO BE SO TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH LIMITED PARTNERSHIP INTERESTS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND THE REGULATIONS PROMULGATED PURSUANT THERETO AND ANY APPLICABLE STATE LAW (UNLESS EXEMPT THEREFROM), AND WITHOUT COMPLIANCE WITH THE REQUIREMENTS SET FORTH IN THIS PARTNERSHIP AGREEMENT.

NO STATE OR FEDERAL SECURITY COMMISSIONERS OR STATE OR FEDERAL REGULATORY AGENCIES HAVE PASSED UPON THE VALUE OF THE SECURITIES, NOR HAVE THEY APPROVED OR DISAPPROVED THE OFFERING. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

                            * * * * * * * * * * * * *

                                TABLE OF CONTENTS


ARTICLE I DEFINITIONS; ETC.....................................................1

1.1  Definitions...............................................................1
1.2  Exhibit, Etc.............................................................16

ARTICLE II ORGANIZATION.......................................................16

2.1 Continuation of Partnership...............................................16
2.2  Name.....................................................................16
2.3  Character of the Business................................................16
2.4  Partnership Only for Purposes Specified..................................17
2.5  Location of the Principal Place of Business..............................17
2.6  Agent for Service of Process.............................................17
2.7  Admission of New General Partner; Removal of Existing General Partners...17
2.8  Certificates of Ownership................................................17

ARTICLE III TERM..............................................................18

3.1  Commencement.............................................................18
3.2  Termination..............................................................18

ARTICLE IV CONTRIBUTIONS TO CAPITAL...........................................18

4.1  General Partner and Special Limited Partner Capital Contributions........18
4.2  Limited Partner Capital Contributions....................................18
4.3  Additional Funds.........................................................18
4.4  Contributions of Property................................................19
4.5  No Third Party Beneficiary...............................................20
4.6  No Interest; No Return...................................................20

ARTICLE V CONCURRENT TRANSACTIONS.............................................20

5.1  Concurrent Transactions..................................................20

ARTICLE VI ALLOCATIONS AND OTHER TAX AND ACCOUNTING MATTERS...................20

6.1  Allocations..............................................................20
6.2  Distributions............................................................20
6.3  Withholding..............................................................21
6.4  Books of Account.........................................................21
6.5  Reports..................................................................21
6.6  [Intentionally Omitted]..................................................22
6.7  Tax Elections and Returns................................................22
6.8  Tax Matters Partner......................................................22

ARTICLE VII RIGHTS, DUTIES AND RESTRICTIONS OF THE GENERAL PARTNER............23

7.1  Expenditures by Partnership..............................................23
7.2  Powers and Duties of General Partner.....................................23
7.3  Major Decisions..........................................................26
7.4  Actions with Respect to Certain Documents................................26
7.5  Other Business of General Partner and Special Limited Partner............27
7.6  Contracts With Affiliates................................................27
7.7  Proscriptions............................................................27
7.8  Additional Partners......................................................28
7.9  Title Holder.............................................................28
7.10  Compensation of the General Partner.....................................28

7.11  Waiver and Indemnification..............................................28
7.12  Contracts With Controlled Entities......................................29
7.13  Operation in Accordance with REIT Requirements..........................29

ARTICLE VIII DISSOLUTION, LIQUIDATION AND WINDING-UP..........................30

8.1  Liquidating Events.......................................................30
8.2  Accounting...............................................................30
8.3  Distribution on Dissolution..............................................30
8.4  Timing Requirements......................................................31
8.5  Sale of Partnership Assets...............................................31
8.6  Distributions in Kind....................................................31
8.7  Documentation of Liquidation.............................................32
8.8  Liability of the Liquidating Trustee.....................................32

ARTICLE IX TRANSFER OF PARTNERSHIP INTERESTS..................................32

9.1  General Partner and Special Limited Partner Transfers....................32
9.2  Transfers by Limited Partners............................................33
9.3  Issuance of Additional Partnership Interests and Admittance of Additional
     Partners.................................................................34
9.4  Restrictions on Transfer.................................................34

ARTICLE X RIGHTS AND OBLIGATIONS OF THE LIMITED PARTNERS......................35

10.1  No Participation in Management..........................................35
10.2  Bankruptcy of a Limited Partner and Certain Other Events................35
10.3  No Withdrawal...........................................................35
10.4  Duties and Conflicts....................................................35

ARTICLE XI GRANT OF RIGHTS TO LIMITED PARTNERS................................36

11.1  Grant of Rights.........................................................36
11.2  Partnership Right to Call Limited Partner Interest......................40
11.3  Other Redemptions.......................................................41

ARTICLE XII ARBITRATION OF DISPUTES...........................................41

12.1  Arbitration.............................................................41
12.2  Procedures..............................................................41
12.3  Binding Character.......................................................43
12.4  Exclusivity.............................................................43
12.5  No Alteration of Agreement..............................................43

ARTICLE XIII GENERAL PROVISIONS...............................................44

13.1  Notices.................................................................44
13.2  Successors..............................................................44
13.3  Effect and Interpretation...............................................44
13.4  Counterparts............................................................44
13.5  Partners Not Agents.....................................................44
13.6  Entire Understanding; Etc...............................................44
13.7  Amendments..............................................................44
13.8  Severability............................................................45
13.9  Trust Provision.........................................................45
13.10  Pronouns and Headings..................................................45
13.11  Assurances.............................................................45
13.12  Tax Consequences.......................................................45
13.13  Securities Representations.............................................45
13.14  Original General Partner Representations...............................47

13.15  Power of Attorney......................................................47
13.16  Third Party Beneficiary................................................48
13.17  Costs of Agreement.....................................................49




                                                     EXHIBITS

A        Partners and Addresses
B        Examples Regarding Adjustment Factor
C        Notice of Redemption
D        Intentionally Omitted
E        Allocations

                           FOURTH AMENDED AND RESTATED

                        AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                         WESTERN PALO ALTO II INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP


                               ------------------

          FOURTH AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                                WESTERN-RIVIERA,
                        A CALIFORNIA LIMITED PARTNERSHIP


         THIS FOURTH AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP is made and entered into as of the 1st day of January, 1997, by and among the undersigned parties.

                              W I T N E S S E T H:

         WHEREAS, pursuant to that certain Third Amended and Restated Agreement of Limited Partnership entered into as of March 6, 1985 (the "Original Agreement"), the parties to the Original Agreement formed Western-Riviera Investors, a California limited partnership (the "Partnership"), pursuant to the Uniform Limited Partnership Act of California, subject to the terms and conditions of the Original Agreement; and

         WHEREAS, the parties, hereto, constituting all of the partners in the Partnership, hereby desire to amend, restate and supersede the Original Agreement in its entirety, pursuant to the terms and conditions hereof.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereto, intending legally to be bound, hereby amend, restate and supersede the Original Agreement, in its entirety, to provide as follows:


                                   ARTICLE I
                               Definitions; Etc.

1.1 DEFINITIONS. Except as otherwise herein expressly provided, the following terms and phrases shall have the meanings set forth below:

"ACCOUNTANTS" shall mean the firm or firms of independent certified public accountants selected by the General Partner on behalf of the Partnership.

"ACQUISITION COST" shall have the meaning set forth in Section 4.1 hereof.

"ACT" shall mean the California Revised Limited Partnership Act, California Corporations Code Sections 15611, et seq., as the same may hereafter be amended from time to time.

"ADDITIONAL INTERESTS" shall have the meaning set forth in Section 9.3 hereof.

"ADDITIONAL PARTNER" shall have the meaning set forth in Section 9.3 hereof.

"ADJUSTED CAPITAL ACCOUNT DEFICIT" shall mean, with respect to any Limited Partner, the deficit balance, if any, in such Partner's Capital Account as of the end of any relevant fiscal year and after giving effect to the following adjustments:

(a) credit to such Capital Account any amounts which such Partner is obligated or treated as obligated to restore with respect to any deficit balance in such Capital Account pursuant to Section 1.704-1(b)(2)(ii)(c) of the Regulations, or is deemed to be obligated to restore with respect to any deficit balance pursuant to the penultimate sentences of Sections 1.704-2(g)(1) and 1.704-2(i)(5) of the Regulations; and

(b)  debit  to  such   Capital   Account   the  items   described   in  Sections
1.704-1(b)(2)(ii)(d)(4), (5) and (6) of the Regulations.

The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the requirements of the alternate test for economic effect contained in Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

"ADJUSTMENT DATE" shall have the meaning set forth in Section 4.3(a)(ii) hereof.

"ADJUSTMENT FACTOR" means 1.0; provided, however, that in the event that:

(a) Essex (as hereinafter defined) (i) declares or pays a dividend on the outstanding REIT Shares (as hereinafter defined) in REIT Shares or makes a distribution to all holders of its outstanding REIT Shares in REIT Shares, (ii) splits or subdivides its outstanding REIT Shares or (iii) effects a reverse stock split or otherwise combines its outstanding REIT Shares into a smaller number of REIT Shares, the Adjustment Factor shall be adjusted by multiplying the Adjustment Factor previously in effect by a fraction, (1) the numerator of which shall be the number of REIT Shares issued and outstanding on the record date for such dividend, distribution, split, subdivision, reverse split or combination (assuming for such purposes that such dividend, distribution, split, subdivision, reverse split or combination has occurred as of such time) and (2) the denominator of which shall be the actual number of REIT Shares (determined without the above assumption) issued and outstanding on the record date for such dividend, distribution, split, subdivision, reverse split or combination;

(b) Essex distributes any rights, options or warrants to all holders of its REIT Shares to subscribe for or to purchase or to otherwise acquire REIT Shares (or other securities or rights convertible into, exchangeable for or exercisable for REIT Shares) at a price per share less than the Value of a REIT Share on the record date for such distribution (each a "Distributed Right"), then the Adjustment Factor shall be adjusted by multiplying the Adjustment Factor previously in effect by a fraction, (i) the numerator of which shall be the number of REIT Shares issued and outstanding on the record date plus the maximum number of REIT Shares purchasable under such Distributed Rights, and (ii) the denominator of which shall be the number of REIT Shares issued and outstanding on the record date plus a fraction, (1) the numerator of which is the maximum number of REIT Shares purchasable under such Distributed Rights times the minimum purchase price per REIT Share under such Distributed Rights, and (2) the denominator of which is the Value of a REIT Share as of the record date;

provided, however, that, if any such Distributed Rights expire or become no longer exercisable, then the Adjustment Factor shall be adjusted, effective retroactive to the date of distribution of the Distributed Rights, to reflect a reduced maximum number of REIT Shares or any change in the minimum purchase price for the purposes of the above fractions; or

(c) Essex shall, by dividend or otherwise, distribute to all holders of outstanding REIT Shares evidences of its indebtedness or assets (including securities, but excluding any dividend or distribution referred to in subsection
(a) above), which evidences of indebtedness or assets relate to assets not received by Essex pursuant to a pro rata distribution by the Partnership, then the Adjustment Factor shall be adjusted to equal the amount determined by multiplying the Adjustment Factor in effect immediately prior to the close of business on the date fixed for determination of shareholders entitled to receive such distribution by a fraction, (i) the numerator shall be the Value on the date fixed for such determination and (ii) the denominator shall be the Value on the dated fixed for such determination less the then fair market value (as determined by Essex, whose determination shall be conclusive) of the portion of the evidences of indebtedness or assets so distributed applicable to one REIT Share.

Any adjustments to the Adjustment Factor shall become effective immediately after the effective date of such event, retroactive to the record date, if any, for such event; provided, however, that any Limited Partner may waive, by written notice to the General Partner, the effect of any adjustment which results in an increase (but not a decrease) to the Adjustment Factor applicable to the Partnership Units held by such Limited Partner, and, thereafter, such adjustment will not be effective as to such Partnership Units. For illustrative purposes only, examples of adjustments to the Adjustment Factor are set forth on Exhibit B attached hereto.

"ADMINISTRATIVE EXPENSES" shall mean (i) all administrative and operating costs and expenses incurred by the Partnership, and (ii) those administrative costs and expenses of the General Partner and the Special Limited Partner, including salaries paid to officers of the General Partner and the Special Limited Partner, and accounting and legal expenses undertaken by the General Partner and the Special Limited Partner on behalf or for the benefit of the Partnership.

"AFFILIATE" shall mean, with respect to any Partner (or as to any other person the affiliates of whom are relevant for purposes of any of the provisions of this Agreement), (i) any member of the Immediate Family of such Partner; (ii) any trustee or beneficiary of a Partner; (iii) any legal representative, successor, or assignee of any Person referred to in the preceding clauses (i) and (ii); (iv) any trustee for the benefit of any Person referred to in the preceding clauses (i) through (iii); or (v) any Entity which directly or indirectly through one or more intermediaries, Controls, is Controlled by, or is under common Control with, any Person referred to in the preceding clauses (i) through (iv).

"AGREEMENT" shall mean this Fourth Amended and Restated Agreement of Limited Partnership, as originally executed and as amended, modified, supplemented or restated from time to time, as the context requires.

"APPLICABLE PERCENTAGE" has the meaning set forth in Section 11.1(b) hereof.

"ARBITRATION RULES" shall have the meaning set forth in Section 12.1 hereof.

"ASSIGNEE" shall mean a Person to whom one or more Partnership Units have been Transferred in a manner permitted under this Agreement, but who has not become a Substituted Limited Partner.

"AVAILABLE CASH" shall mean, with respect to any fiscal period of the Partnership, the excess, if any, of "Receipts" over "Expenditures." For purposes hereof, the term "Receipts" means the sum of all cash receipts of the Partnership from all sources for such period, (x) including (i) Net Sale Proceeds and Net Financing Proceeds and (ii) any amounts held as reserves as of the last day of such period which the General Partner reasonably deems to be in excess of necessary reserves as determined below, and (y) excluding Capital Contributions. The term "Expenditures" means the sum of (a) all cash expenses of the Partnership for such period, (b) the amount of all payments of principal and interest on account of any indebtedness of the Partnership including payments of principal and interest on account of Partner Loans, or amounts due on such indebtedness during such period, (c) any amount distributed or paid in redemption of Partnership Units pursuant to Article XI hereof, including, without limitation, any Cash Amount paid, and (d) such additional cash reserves as of the last day of such period as the General Partner deems necessary for any capital or operating expenditure permitted hereunder, but excluding all amounts payable under the clauses (a), (b), (c) and (d) above with the proceeds of Capital Contributions, as determined by the General Partner.

"BANKRUPTCY" shall mean, with respect to any Partner, (i) the commencement by such Partner of any proceeding seeking relief under any provision or chapter of the federal Bankruptcy Code or any other federal or state law relating to insolvency, bankruptcy or reorganization, (ii) an adjudication that such Partner is insolvent or bankrupt; (iii) the entry of an order for relief under the federal Bankruptcy Code with respect to such Partner, (iv) the filing of any such petition or the commencement of any such case or proceeding against such Partner, unless such petition and the case or proceeding initiated thereby are dismissed within ninety (90) days from the date of such filing, (v) the filing of an answer by such Partner admitting the allegations of any such petition,
(vi) the appointment of a trustee, receiver or custodian for all or substantially all of the assets of such Partner unless such appointment is vacated or dismissed within ninety (90) days from the date of such appointment but not less than five (5) days before the proposed sale of any assets of such Partner, (vii) the insolvency of such Partner or the execution by such Partner of a general assignment for the benefit of creditors, (viii) the failure of such Partner to pay its debts as they mature, (ix) the levy, attachment, execution or other seizure of all or substantially all of the assets of such Partner where such seizure is not discharged within thirty (30) days thereafter, or (x) the admission by such Partner in writing of its inability to pay its debts as they mature or that it is generally not paying its debts as they become due.

"CAPITAL ACCOUNT" shall mean, with respect to any Partner, the separate "book" account which the Partnership shall establish and maintain for such Partner in accordance with Section 704(b) of the Code and Section 1.704-1(b)(2)(iv) of the Regulations and such other provisions of Section 1.704-1(b) of the Regulations that must be complied with in order for the Capital Accounts to be determined in accordance with the provisions of said Regulations. In furtherance of the foregoing, the Capital Accounts shall be maintained in compliance with Section 1.704-1(b)(2)(iv) of the Regulations; and the provisions hereof shall be interpreted and applied in a manner consistent therewith. In the event that any Partnership Interest is transferred in accordance with the terms of this Agreement, the Capital Account, at the time of the transfer, of the transferor attributable to the transferred interest shall carry over to the transferee.

"CAPITAL CONTRIBUTION" shall mean, with respect to any Partner, the amount of money and the initial Gross Asset Value of any property other than money contributed by such Partner to the Partnership pursuant to the terms of this Agreement (net of liabilities secured by such property that the Partnership is considered to assume or take subject to under Section 752 of the Code). Gross Asset Value shall be calculated as provided herein.

"CASH AMOUNT" means (1) the lesser of (A) an amount of cash equal to the product of (i) the product of (a) the Value of a REIT Share and (b) the REIT Shares Amount determined as of the applicable Valuation Date, and (ii) 0.98, or (B) in the case of a Declination followed by a Public Offering Funding, the Public Offering Funding Amount, plus (2) all accrued but unpaid distributions, if any, with respect to the Tendered Units, pursuant to Section 6.2(b).

"CERTIFICATE" shall mean the Certificate of Limited Partnership establishing the Partnership, as filed with the office of the California Secretary of State, as the same has been amended and may be amended from time to time in accordance with the terms of the Original Agreement, this Agreement and the Act.

"CHARTER" means the Articles of Amendment and Restatement of Essex filed with the Maryland State Department of Assessments and Taxation on July 5, 1995, as amended, supplemented or restated from time to time.

"CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time.

"CONSENT OF THE LIMITED PARTNERS" means the written consent of a Majority-In-Interest of the Limited Partners, which Consent shall be obtained prior to the taking of any action for which it is required by this Agreement and may be given or withheld by a Majority-In-Interest of the Limited Partners, unless otherwise expressly provided herein, in their sole and absolute discretion.

"CONTRIBUTED FUNDS" shall have the meaning set forth in Section 4.3(a)(ii) hereof.

"CONTRIBUTED PROPERTY" shall have the meaning set forth in Section 4.1 hereof.

"CONTROL" shall mean the ability, whether by the direct or indirect ownership of shares or other equity interests, by contract or otherwise, to elect a majority of the directors of a corporation, to select the managing partner of a partnership, or otherwise to select, or have the power to remove and then select, a majority of those persons exercising governing authority over an

Entity. In the case of a limited partnership, the sole general partner, all of the general partners to the extent each has equal management control and authority, or the managing general partner or managing general partners thereof shall be deemed to have control of such partnership and, in the case of a trust, any trustee thereof or any Person having the right to select any such trustee shall be deemed to have control of such trust.

"CONTROLLED ENTITY" shall mean, with respect to any Limited Partner or Person, any Entity which directly or indirectly Controls, is Controlled by, or is under common Control with, such Limited Partner or Person.

"CURRENT  GENERAL  PARTNERS"  shall have the  meaning  set forth in Section  2.7 hereof.

"CUT-OFF DATE" means the tenth (10th) business day after the General Partner's receipt of a Notice of Redemption.

"DECLINATION" has the meaning set forth in Section 11.1(d) hereof.

"DEMAND NOTICE" shall have the meaning set forth in Section 12.2 hereof.

"DEPRECIATION" shall mean, with respect to any asset of the Partnership for any fiscal year or other period, the depreciation, depletion or amortization, as the case may be, allowed or allowable for Federal income tax purposes in respect of such asset for such fiscal year or other period; provided, however, that if there is a difference between the Gross Asset Value and the adjusted tax basis of such asset, Depreciation shall mean "book depreciation, depletion or amortization" as determined under Section 1.704-1(b)(2)(iv)(g)(3) of the Regulations.

"DISTRIBUTED RIGHT" has the meaning set forth in the definition of "Adjustment Factor."

"ENTITY" shall mean any general partnership, limited partnership, limited liability partnership, limited liability company, corporation, joint venture, trust, business trust, cooperative or association.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time (or any corresponding provisions of succeeding laws).

"ESSEX" shall mean Essex Property Trust, Inc., a Maryland corporation, the general partner of the Special Limited Partner.

"EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

"EXPENDITURES" shall have the meaning set forth in the definition of Available Cash.

"FISCAL YEAR" shall mean the fiscal year of the Partnership, which shall be the calendar year.

"FUNDING DATE" shall mean the date on which (i) the General Partner or the Special Limited Partner makes a Partner Loan, or (ii) the Partnership receives Contributed Funds pursuant to Section 4.3(a)(ii) hereof.

"FUNDING LOAN PROCEEDS" shall mean the net cash proceeds received by the General Partner or the Special Limited Partner, as applicable, in connection with any Funding Loan, after deduction of all costs and expenses incurred by the General Partner or the Special Limited Partner, as applicable, in connection with such Funding Loan.

"FUNDING LOAN(S)" shall mean any borrowing or refinancing of borrowings by or on behalf of the General Partner or the Special Limited Partner, as applicable, from any Person (including, without limitation, the General Partner and the Special Limited Partner) for the purpose of advancing the Funding Loan Proceeds to the Partnership as a loan pursuant to Section 4.3(a)(i) hereof.

"GENERAL  PARTNER"  shall  mean  Essex  Management  Corporation,   a  California
corporation, its duly admitted successors and assigns and any other Person who is a general partner of the Partnership at the time of reference thereto.

"GROSS ASSET VALUE" shall mean, with respect to any asset of the Partnership, such asset's adjusted basis for Federal income tax purposes, except as follows:

(a) the Gross Asset Value of any asset contributed to the Partnership by a Partner shall be the gross fair market value of such asset as determined by the General Partner, in its reasonable discretion, provided that the General Partner's determination of the gross fair market value of any asset pursuant to this paragraph (a) shall be deemed reasonable unless contested by the contributing Partner (i) within sixty (60) days after such determination, with respect to contributions by existing Partners, or (ii) prior to the contributing Partner's execution of any document admitting such Partner as a Partner in the Partnership, with respect to new Partners;

(b) if the General Partner reasonably determines that an adjustment is necessary or appropriate to reflect the relative economic interests of the Partners, the Gross Asset Values of all Partnership assets shall be adjusted to equal their respective gross fair market values, as reasonably determined by the General Partner, as of the following times:

(i) a Capital Contribution (other than a de minimis Capital Contribution) to the Partnership by the General Partner or a new or existing Limited Partner as consideration for a Partnership Interest;

(ii) the distribution by the Partnership to a Partner of more than a de minimis amount of Partnership property as consideration for the redemption of a Partnership Interest;

(iii) the liquidation of the Partnership within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations; and

(iv) at such other times as the General Partner shall reasonably determine necessary or advisable in order to comply with Regulations Sections 1.704-1(b) and 1.704-2.

(c) the Gross Asset Values of Partnership assets distributed to any Partner shall be the gross fair market values of such assets (taking Section 7701(g) of the Code into account) as determined by the General Partner, in its reasonable discretion, as of the date of distribution, provided that the General Partner's determination of the gross fair market value of any asset pursuant to this paragraph (c) shall be deemed reasonable unless contested within sixty (60) days after such distribution; and

(d) the Gross Asset Values of Partnership assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Section 734(b) or 743(b) of the Code, but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Section 1.704-1(b)(2)(iv)(m) of the Regulations (see attached Exhibit E); provided, however, that Gross Asset Values shall not be adjusted pursuant to this paragraph to the extent that the General Partner reasonably determines that an adjustment pursuant to paragraph (b) above is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this paragraph (d).

At all times, Gross Asset Values shall be adjusted by any Depreciation taken into account with respect to the Partnership's assets for purposes of computing Net Income and Net Loss. Any adjustment to the Gross Asset Values of Partnership property shall require an adjustment to the Partners' Capital Accounts; as for the manner in which such adjustments are allocated to the Capital Accounts, see paragraph (c) of the definition of Net Income and Net Loss in the case of adjustment by Depreciation, and paragraph (e) of said definition in all other cases.

"IMMEDIATE FAMILY MEMBER" shall mean, with respect to any Person that is an individual, such Person's spouse, parents, parents-in-law, aunts, uncles, descendants, nephews, nieces, brothers, sisters, brothers-in-law, sisters-in-law and children-in-law, provided that the General Partner has been (a) notified of such individual and (b) provided with any and all documentation reasonably requested by the General Partner to verify that such individual is an Immediate Family Member.

"LIEN" shall mean any liens, security interests, mortgages, deeds of trust, charges, claims, encumbrances, pledges, options, rights of first offer or first refusal and any other rights or interests of others of any kind or nature, actual or contingent, or other similar encumbrances of any nature whatsoever.

"LIMITED PARTNERS" shall mean the Special Limited Partner and those Persons listed under the heading "Limited Partners" on the signature page hereto in their respective capacities as limited partners of the Partnership or any Person who, at the time of reference thereto, is a limited partner of the Partnership

(including, without limitation, all Additional Partners and Substituted Limited Partners); provided, however, that "Limited Partners" does not include any Assignee or any unpermitted transferee of a Limited Partner's Partnership Units.

"LIQUIDATING EVENT" shall have the meaning set forth in Section 8.1 hereof.

"LIQUIDATING TRUSTEE" shall mean such individual or Entity as is selected as the Liquidating Trustee hereunder by the General Partner (or, in the event that there is no remaining General Partner, an individual or Entity elected by a Majority-in-Interest of the Limited Partners), which individual or Entity may include an Affiliate of the General Partner, provided such Liquidating Trustee agrees in writing to be bound by the terms of this Agreement. The Liquidating Trustee shall be empowered to give and receive notices, reports and payments in connection with the dissolution, liquidation and/or winding-up of the Partnership and shall hold and exercise such other rights and powers as are necessary or required to permit all parties to deal with the Liquidating Trustee in connection with the dissolution, liquidation and/or winding-up of the Partnership.

"MAJOR DECISIONS" shall have the meaning set forth in Section 7.3 hereof.

"MAJORITY-IN-INTEREST OF THE LIMITED PARTNERS" shall mean Limited Partner(s) (other than the Special Limited Partner) who hold in the aggregate more than fifty percent (50%) of the aggregate Partnership Units of all Limited Partners (other than the Special Limited Partner).

"MINIMUM GAIN ATTRIBUTABLE TO PARTNER NONRECOURSE DEBT" shall mean "partner nonrecourse debt minimum gain" as determined in accordance with Regulation
Section 1.704-2(i)(2).

"NET FINANCING PROCEEDS" shall mean the cash proceeds received by the Partnership in connection with any borrowing or refinancing of borrowing by or on behalf of the Partnership (whether or not secured), after deduction of all costs and expenses incurred by the Partnership in connection with such borrowing, and after deduction of that portion of such proceeds used to repay any other indebtedness of the Partnership, or any interest or premium thereon.

"NET INCOME OR NET LOSS" shall mean, for each fiscal year or other applicable period, an amount equal to the Partnership's net income or loss for such year or period as determined for federal income tax purposes by the Accountants, determined in accordance with Section 703(a) of the Code (for this purpose, all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) of the Code shall be included in taxable income or loss), with the following adjustments: (a) by including as an item of gross income any tax-exempt income received by the Partnership; (b) by treating as a deductible expense any expenditure of the Partnership described in Section 705(a)(2)(B) of the Code (including amounts paid or incurred to organize the Partnership (unless an election is made pursuant to Code Section 709(b)) or to promote the sale of interests in the Partnership and by treating deductions for any losses incurred in connection with the sale or exchange of Partnership property disallowed pursuant to Section 267(a)(1) or Section 707(b) of the Code as expenditures described in Section 705(a)(2)(B) of the Code); (c) in lieu of depreciation, depletion, amortization, and other recovery deductions taken into account in computing total income or loss, there shall be taken into account Depreciation; (d) gain or loss resulting from any disposition of Partnership property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of such property rather than its adjusted tax basis; and (e) in the event of an adjustment of the Gross Asset Value of any Partnership asset which requires that the Capital Accounts of the Partnership be adjusted pursuant to Regulation
Section 1.704-1(b)(2)(v)(e), (f) and (m), the amount of such adjustment is to be taken into account as additional Net Income or Net Loss pursuant to attached Exhibit E.

"NET SALE PROCEEDS" means the cash proceeds received by the Partnership in connection with a sale of any asset by or on behalf of the Partnership after deduction of any costs or expenses incurred by the Partnership, or payable specifically out of the proceeds of such sale (including, without limitation, any repayment of any indebtedness required to be repaid as a result of such sale or which the General Partner elects to repay out of the proceeds of such sale, together with accrued interest and premium, if any, thereon and any sales commissions or other costs and expenses due and payable to any Person in connection with a sale, including to a Partner or its Affiliates).

"NONRECOURSE   DEDUCTIONS"   shall  have  the  meaning  set  forth  in  Sections
1.704-2(b)(1) and (c) of the Regulations.

"NONRECOURSE   LIABILITIES"   shall  have  the  meaning  set  forth  in  Section
1.704-2(b)(3) of the Regulations.

"NOTICE OF REDEMPTION" means the Notice of Redemption substantially in the form of Exhibit C attached to this Agreement.

"ORIGINAL AGREEMENT" means that certain Third Amended and Restated Agreement of Limited Partnership of the Partnership entered into as of March 6, 1985, as amended.

"PARTNER LOAN" shall have the meaning set forth in Section 4.3(a)(i) hereof.

"PARTNER NONRECOURSE DEDUCTIONS" shall have the meaning set forth in Section 1.704-2(i)(2) of the Regulations.

"PARTNERS" shall mean the General Partner, the Special Limited Partner and the other Limited Partners.

"PARTNERSHIP" means the limited partnership formed pursuant to the Original Agreement, as the same is amended, restated and superseded hereby and as hereby constituted, as such limited partnership may from time to time in the future be constituted.

"PARTNERSHIP INTEREST" shall mean the ownership interest of a Partner in the Partnership from time to time, including each Partner's Percentage Interest and such Partner's Capital Account. Wherever in this Agreement reference is made to a particular Partner's Partnership Interest, it shall be deemed to refer to such Partner's Percentage Interest and shall include the proportionate amount of such Partner's other interests in the Partnership which are attributable to or based upon the Partner's Partnership Interest.

"PARTNERSHIP MINIMUM GAIN" shall have the meaning set forth in Section 1.704-2(b)(2) of the Regulations.

"PARTNERSHIP RECORD DATE" shall mean the record date established by the General Partner for the distribution of Available Cash pursuant to Section 6.2 hereof, which record date shall generally be the same as the record date established by the General Partner for a distribution to its shareholders of some or all of its portion of such distribution.

"PARTNERSHIP UNIT" shall mean a fractional, undivided share of the Partnership Interests of all Partners issued pursuant to the terms of this Agreement. The number of Partnership Units held by the Partners shall be as indicated on attached Exhibit A, as the same may be modified from time to time.

"PERCENTAGE INTEREST" shall mean, with respect to any Partner, the undivided percentage ownership interest of such Partner in the Partnership, which interest shall be determined by dividing the number of Partnership Units owned by such Partner by the total number of Partnership Units outstanding.

"PERSON" shall mean any individual or Entity.

"PREFERRED RETURN PER UNIT" means

(a) as to a Limited Partner (other than the Special Limited Partner, except with respect to any Partnership Units contributed to the Special Limited Partner by Essex) or its Assignee (including, without limitation, Essex following the acquisition of Tendered Units pursuant to Section 11.1(b) hereof), the amount provided on Exhibit A with respect to each Partnership Unit held by such Limited Partner; or

(b) in the case of each additional Partnership Unit issued in exchange for additional Capital Contributions as provided in Section 4.3, the amount provided on Exhibit A with respect to the Partner to whom such Partnership Unit is issued.

The Preferred Return Per Unit, being determined with regard to the Partnership's income, shall not constitute a "guaranteed payment" under Code Section 707(c).

"PRIMARY OFFERING NOTICE" has the meaning set forth in Section 11.1(e)(iii) hereof.

"PROPERTY"  OR   "PROPERTIES"   shall  mean  any  real  property  in  which  the
Partnership, directly or indirectly, acquires any ownership leasehold or other interest.

"PUBLIC OFFERING FUNDING" has the meaning set forth in Section 11.1(d)(ii) hereof.

"PUBLIC OFFERING FUNDING AMOUNT" means the dollar amount equal to (i) the product of (x) the number of Registrable Shares sold in a Public Offering Funding and (y) the public offering price per share of such Registrable Shares in such Public Offering Funding, less (ii) the aggregate underwriting discounts, and commissions and other expenses incurred by Essex in such Public Offering Funding.

"QUALIFIED INDIVIDUAL" shall have the meaning set forth in Section 12.2(b) hereof.

"QUALIFYING PARTY" means (a) a Limited Partner (other than the Special Limited Partner, an Additional Partner or a Substituted Limited Partner), (b) an Additional Partner or a Substituted Limited Partner (unless the terms of such Additional Partner's or such Substituted Limited Partner's admission to the Partnership otherwise provide), or (c) an Immediate Family Member of a Qualifying Party, or a lending institution as the pledgee of a pledge of Partnership Interests, who is the transferee in a Transfer permitted by this Agreement.

"REDEMPTION" has the meaning set forth in Section 11.1(a) hereof.

"REGISTRABLE SHARES" has the meaning set forth in Section 11.1(d)(ii) hereof.

"REGISTRATION RIGHTS AGREEMENT" means that certain Registration Rights Agreement dated as of even date herewith by and among Essex and, among others, the Limited Partners (other than the Special Limited Partner).

"REGULATIONS" shall mean the final, temporary or proposed Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

"REGULATORY ALLOCATIONS" shall have the meaning set forth in attached Exhibit E.

"REIT" shall mean a real estate investment trust as defined in Section 856 of the Code.

"REIT REQUIREMENTS" shall have the meaning set forth in Section 6.2 hereof.

"REIT SHARE" shall mean one share of the common stock, par value $.0001 per share, of Essex Property Trust, Inc.

"REIT SHARES AMOUNT" means a number of REIT Shares equal to the product of (a) the number of Tendered Units, (b) the Adjustment Factor and (c) the applicable Specific Adjustment Factor, if any, taking into account any applicable Specific Adjustment Limitations, if any; provided, however, that, in the event that Essex issues to all holders of REIT Shares as of a certain record date rights, options, warrants or convertible or exchangeable securities entitling Essex's shareholders to subscribe for or purchase REIT Shares, or any other securities or property (collectively, the "Rights"), with the record date for such Rights issuance falling within the period starting on the date of the Notice of Redemption and ending on the day immediately preceding the Specified Redemption Date, which Rights will not be distributed before the relevant Specified Redemption Date, then the REIT Shares Amount shall also include such Rights that a holder of that number of REIT Shares would be entitled to receive, expressed, where relevant hereunder, in a number of REIT Shares determined by the General Partner in good faith.

"RELATED PARTY" shall mean, with respect to any Person, any other Person whose ownership of shares of Essex's capital stock would be attributed to the first such Person under Code Section 544 (as modified by Code Section 856(h)(1)(B)).

"REQUESTING PARTY" shall have the meaning set forth in Section 12.2(a) hereof.

"REQUIRED FUNDS" shall have the meaning set forth in Section 4.3 hereof.

"RESPONDING PARTY" shall have the meaning set forth in Section 12.2(b) hereof.

"RIGHTS" shall have the meaning set forth in the definition of "REIT Shares Amount."

"SEC" shall mean the United States Securities and Exchange Commission.

"SECTION 704(C) TAX ITEMS" shall have the meaning set forth in attached  Exhibit
E.

"SECURITIES ACT" shall mean the Securities Act of 1933, as amended.

"SINGLE FUNDING NOTICE" has the meaning set forth in Section 11.1(d)(iii) hereof.

"SIX-MONTH PERIOD" shall mean a 180-day period (or, as to a particular Qualifying Party, such shorter period as the General Partner may, in its sole and absolute discretion, agree to in writing) ending on the 180th day after (i) the date hereof, with respect to Limited Partners of the Partnership as of the date hereof (other than the Special Limited Partner), and (ii) with respect to Persons becoming Qualifying Parties subsequent to the date hereof, either (x) the admission of such Qualifying Party as a Limited Partner in the Partnership or (y) the Transfer of Partnership Units to such Qualifying Party, and on each 180th day thereafter (or, in the case of a period shorter than 180 days, such other period as may be agreed to by the General Partner in writing).

"SPECIAL LIMITED PARTNER" shall mean Essex Portfolio, L.P., a California limited partnership, its duly admitted successors and assigns.

"SPECIFIC ADJUSTMENT FACTOR" means, as to a Limited Partner or its Assignee, the amount specified as such on Exhibit A with respect to such Limited Partner; provided, however, that, if no such amount is specified on Exhibit A, the Specific Adjustment Factor shall be 1.0. The Specific Adjustment Factor need not be the same for each Limited Partner and Assignee.

"SPECIFIC ADJUSTMENT LIMITATIONS" means, as to a Limited Partner or its Assignee, the limitations and restrictions, if any, specified as such on Exhibit A with respect to such Limited Partner. The Specific Adjustment Limitations need not be the same for each Limited Partner and Assignee.

"SPECIFIED REDEMPTION DATE" means the later of (a) the eleventh (11th) business day after the receipt by the General Partner of a Notice of Redemption (or in the case of a purchase by Essex pursuant to Section 11.1(b) hereof, the thirtieth (30th) day after such receipt), or (b) in the case of a Declination followed by a Public Offering Funding, the business day next following the date of the closing of the Public Offering Funding; provided, however, that the Specified Redemption Date, as well as the closing of a Redemption, or an acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, on any Specified Redemption Date, may be deferred, in the General Partner's sole and absolute discretion, for such time (but in any event not more than one hundred eighty (180) days in the aggregate) as may reasonably be required to effect, as applicable, (i) any necessary funding arrangements, (ii) compliance with the Securities Act or other law (including, but not limited to, (a) state "blue sky" or other securities laws and (b) the expiration or termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (iii) compliance with any and all requirements set forth in the Charter relating to such transaction, and (iv) satisfaction or waiver of other commercially reasonable and customary closing conditions and requirements for a transaction of such nature.

"SUBSTITUTED LIMITED PARTNER" shall mean a "substituted limited partner" as such term is defined in Section 15519 of the Act.

"TAX ITEMS" shall have the meaning set forth in attached Exhibit E.

"TENDERED UNITS" has the meaning set forth in Section 11.1(a) hereof.

"TENDERING PARTY" has the meaning set forth in Section 11.1(a) hereof.

"THIRD ARBITRATOR" shall have the meaning set forth in Section 12.2 hereof.

"TRADING DAY" shall mean a day on which the principal national securities exchange on which the Common Stock is listed or admitted to trading is open for the transaction of business or, if the Common Stock is not listed or admitted to trading on any national securities exchange, shall mean any day other than a Saturday, a Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

"TRANSFER," when used with respect to a Partnership Unit or all or any portion of a Partnership Interest, means any sale, assignment, bequest, conveyance, devise, gift (outright or in trust), pledge, encumbrance, hypothecation, mortgage, exchange, transfer or other disposition or act of alienation, whether voluntary or involuntary or by operation of law; provided, however, that, when the term is used in Article IX hereof, Transfer does not include (a) any Redemption of Partnership Units by the Partnership, or acquisition of Tendered Units from the Limited Partners by Essex, pursuant to Section 11.1 hereof or (b) any redemption of Partnership Units pursuant to Section 11.2 or Section 11.3 hereof. The terms "Transferred" and "Transferring" have correlative meanings.

"UNAUDITED FINANCIAL STATEMENTS" shall mean unaudited financial statements (balance sheet, statement of income, statement of partners' equity and statement of cash flows) prepared with respect to the Partnership's operations.

"UNITHOLDER" means the General Partner or any other holder of Partnership Units.

"VALUATION DATE" means (a) in the case of a tender of Partnership Units for Redemption, two (2) business days after the date of receipt by the General Partner of a Notice of Redemption, (b) for the purposes of the Registration Rights Agreement, the date of delivery of a request under Section 2(a) thereof, or (c) in any other case, the date specified in this Agreement.

"VALUE" means, on any Valuation Date with respect to one (1) REIT Share, the market price of such REIT Share on such Valuation Date (or if such Valuation Date is not a Trading Day, the immediately preceding Trading Day). The market price for any such Valuation Date shall be:

(1) if the REIT Shares are listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System, the closing price, regular way, on such day, or if no such sale takes place on such day, the average of the closing bid and asked prices on such day, in either case as reported in the principal consolidated transaction reporting system,

(2) if the REIT Shares are not listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System, the last reported sale price on such day or, if no sale takes place on such day, the average of the closing bid and asked prices on such day, as reported by a reliable quotation source designated by the General Partner, or

(3) if the REIT Shares are not listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System and no such last reported sale price or closing bid and asked prices are available, the average of the reported high bid and low asked prices on such day, as reported by a reliable quotation source designated by the General Partner, or if there shall be no bid and asked prices on such day, the average of the high bid and low asked prices, as so reported, on the most recent day (not more than ten (10) days prior to the date in question) for which prices have been so reported; provided, however, that, if there are no bid and asked prices reported during the ten (10) days prior to the date in question, the Value of the REIT Shares shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. In the event that the REIT Shares Amount includes Rights that a holder of REIT Shares would be entitled to receive, then the Value of such Rights shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.

1.2 EXHIBIT, ETC. References to "Exhibit" or to a "Schedule" are, unless otherwise specified, to one of the Exhibits or Schedules attached to this Agreement, and references to an "Article" or a "Section" are, unless otherwise specified, to one of the Articles or Sections of this Agreement. Each Exhibit and Schedule attached hereto and referred to herein is hereby incorporated herein by reference.

                                   ARTICLE II

                                  Organization

2.1 CONTINUATION OF PARTNERSHIP. The parties hereto do hereby continue the Partnership, provided that, from and after the date hereof, the Partnership shall be subject to the provisions of the Act, and all other pertinent laws of the State of California, subject to the terms and conditions hereinafter set forth. The Partners agree that the rights and liabilities of the Partners shall be as provided in the Act except as otherwise herein expressly provided. Promptly upon the execution and delivery hereof, the General Partner shall execute an amendment to the Certificate and file it with the Office of the Secretary of State of the State of California. A certified copy of the amendment to the Certificate shall be filed for record in each county in which the Partnership shall own real property or an interest therein, and the General Partner shall cause such other notice, instrument, document or certificate as may be required by applicable law, and which may be necessary to enable the Partnership to conduct its business and to own the Properties under the Partnership name, to be filed or recorded in all appropriate public offices. The General Partner shall execute and file with the Office of the Secretary of State of the State of California any further amendments to the Certificate required by law. A certified copy of each such amendment shall be filed by the General Partner for record in each county in which a copy of the Certificate has been filed for record.

2.2 NAME. The business of the Partnership shall be conducted under the name of "Western Riviera Investors, a California limited partnership", or such other name as the General Partner may select, and all transactions of the Partnership, to the extent permitted by applicable law, shall be carried on and completed in such name.

2.3 CHARACTER OF THE BUSINESS. The purpose of the Partnership shall be to acquire, hold, own, develop, construct, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with Properties and ownership interests therein; to acquire, hold, own, develop, construct, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with real and personal property of all kinds, whether owned by the Partnership or otherwise; and to undertake such other activities as may be necessary, advisable, desirable or convenient to the business of the Partnership, and to engage in such other ancillary activities as shall be necessary or desirable to effectuate the foregoing purposes. The Partnership shall have all powers necessary or desirable to accomplish the purposes enumerated. In connection with the foregoing, but subject to all of the terms, covenants, conditions and limitations contained in this Agreement and any other agreement entered into by the Partnership, the Partnership shall have full power and authority, directly or indirectly, to enter into, perform and carry out contracts of any kind, to borrow money and to issue evidences of indebtedness, whether or not secured by mortgage, trust deed, pledge or other lien, and, directly or indirectly, to acquire and construct additional Properties necessary or useful in connection with its business, and to lend money secured by additional Properties and other real and personal property.

2.4 PARTNERSHIP ONLY FOR PURPOSES SPECIFIED. The Partnership shall be a limited partnership only for the purposes specified in Section 2.3 hereof, and this Agreement shall not be deemed to create a company, venture or partnership between or among the Partners with respect to any activities whatsoever other than the activities within the purposes of the Partnership as specified in
Section 2.3 hereof. Except as otherwise provided in this Agreement, no Partner shall have any authority to act for, bind, commit or assume any obligation or responsibility on behalf of the Partnership, its properties or any other Partner. No Partner, in its capacity as a Partner under this Agreement, shall be responsible or liable for any indebtedness or obligation of another Partner, nor shall the Partnership be responsible or liable for any indebtedness or obligation of any Partner, incurred either before or after the execution and delivery of this Agreement by such Partner, except as to those responsibilities, liabilities, indebtedness or obligations incurred pursuant to and as limited by the terms of this Agreement and the Act.

2.5 LOCATION OF THE PRINCIPAL PLACE OF BUSINESS. The location of the principal place of business of the Partnership shall be at 777 California Avenue, Palo Alto, California 94304, or such other location as shall be selected from time to time by the General Partner in its sole discretion.

2.6 AGENT FOR SERVICE OF PROCESS. The Partnership hereby appoints Jordan Ritter, Esq., whose address is 777 California Avenue, Palo Alto, California 94304, as its agent for service of process. Such agent may be changed from time to time by the General Partner in its sole discretion by filing an amendment to the Certificate.

2.7 ADMISSION OF NEW GENERAL PARTNER; REMOVAL OF EXISTING GENERAL PARTNERS. Effective the date hereof, the General Partner is hereby admitted as a general partner of the Partnership. Immediately thereafter, the general partners of the Partnership pursuant to the Original Agreement, George M. Marcus, Donald V. Baptist and James Fuqua (collectively, the "Current General Partners"), are hereby converted to limited partners and their interests in the partnership are hereby converted to Limited Partner Partnership Interests. Effective immediately thereafter, the sole general partner of the Partnership shall be the General Partner.

2.8 CERTIFICATES OF OWNERSHIP. In the sole discretion of the General Partner, each Partner's Partnership Units may be evidenced by one or more registered certificates of ownership, which certificates, if issued, shall be executed by the General Partner. Such certificates shall contain a legend evidencing the restrictions on transfer of the Partnership Interests, which legend shall be substantially similar to the legend contained on the cover page of this Agreement.
                                   ARTICLE III

                                      Term

3.1 COMMENCEMENT. The Partnership commenced on March 1, 1985.

3.2 Termination. The Partnership shall continue until December 31, 2097, unless it is dissolved and wound up sooner pursuant to the provisions of Article VIII hereof or otherwise as provided by law.

                                   ARTICLE IV

                            Contributions to Capital

4.1 GENERAL PARTNER AND SPECIAL LIMITED PARTNER CAPITAL CONTRIBUTIONS. Each of the General Partner and the Special Limited Partner has contributed to the Partnership, as its initial contribution to the capital of the Partnership, the sum of Thirty-Eight Thousand Four Hundred Sixteen and 99/100 Dollars ($38,416.99). The gross fair market value of any property in the future contributed by the General Partner or the Special Limited Partner to the Partnership ("Contributed Property"), other than money, shall be the Acquisition Cost of such Contributed Property. For purposes hereof, the "Acquisition Cost" of Contributed Property shall be the amount of such consideration, as reasonably determined by the General Partner plus, in either case, any costs and expenses incurred by the General Partner or the Special Limited Partner, as applicable, in connection with such acquisition or contribution; provided, however, that if the Contributed Property secures liabilities that the General Partner, the Special Limited Partner or the Partnership assumes or takes subject to and the consideration is not net of such liabilities, the Acquisition Cost shall be equal to such consideration less the amount of such liabilities, and provided further that if the General Partner or the Special Limited Partner, as applicable, has assumed such liabilities, the Partnership shall assume such liabilities of the General Partner or the Special Limited Partner, as applicable, concurrently with the contribution of such property to the Partnership or, if impossible, shall obligate itself to the General Partner or the Special Limited Partner, as applicable, in an amount and on terms equal to such liabilities.

4.2 LIMITED PARTNER CAPITAL CONTRIBUTIONS. Each of the Limited Partners (other than the Special Limited Partner) has contributed the cash or other assets in the amount set forth opposite such Limited Partner's name on Exhibit A.

4.3 ADDITIONAL FUNDS.

(a) If the Partnership requires funds ("Required Funds") for any proper Partnership purpose in excess of any other funds anticipated by the General Partner to be available to the Partnership (including through borrowings and prior Capital Contributions), the General Partner or the Special Limited Partner, as applicable, shall on the Funding Date, either:

(i) to the extent the General Partner or the Special Limited Partner borrows all or any portion of the Required Funds by entering into a Funding Loan, lend (the "Partner Loan") to the Partnership the Funding Loan Proceeds on the same terms and conditions, including the effective interest rate, repayment schedule and costs and expenses, as shall be applicable with respect to or incurred in connection with the Funding Loan; or

(ii) the General Partner on behalf of the Partnership may, in its sole discretion, raise all or any portion of the Required Funds by making additional Capital Contributions and/or accepting additional Capital Contributions from any other Partners and/or other Persons in the amount of the Required Funds not loaned to the Partnership as General Partner Loans ("Contributed Funds") (hereinafter, each Funding Date on which the General Partner or such other Person so contributes Contributed Funds pursuant to this subparagraph (ii) is referred to as an "Adjustment Date"). In the event the General Partner, the Special Limited Partner, one or more of the other Limited Partners or other Persons advances Required Funds to the Partnership as Contributed Funds pursuant to this subparagraph (ii), the General Partner shall either (a) in the case of Partners (including the General Partner and the Special Limited Partner), increase such Partner's Partnership Units or (b) in the case of any other Person, admit such Person as an Additional Partner (in accordance with Section
9.3 hereof). Subject to the terms of this Section 4.3 and to the definition of "Gross Asset Value," the General Partner shall determine in good faith the amount, terms and conditions of such additional Capital Contributions; provided, however, that, in the case of an additional Capital Contribution by the General Partner or the Special Limited Partner, the Partnership shall issue to the General Partner or the Special Limited Partner, as applicable, the number of Partnership Units derived by dividing (1) the amount of the additional Capital Contribution (net of any liabilities assumed or taken subject to by the Partnership), by (2) the Value determined as of the date of such Capital Contribution. On the Adjustment Date with respect to any Contributed Funds, the Partnership Interests of the non-contributing Partners shall be equitably reduced.

(b) No Limited Partner (other than the Special Limited Partner) shall have any right under this Agreement to lend funds to the Partnership or to make additional capital contributions to the Partnership without the consent of the General Partner, in the General Partner's sole discretion.

(c) Notwithstanding anything contained herein to the contrary, the liability of the Limited Partners shall be limited to the aggregate amount of any Capital Contributions made by the Limited Partners pursuant to this Agreement. Except to the extent that additional Capital Contributions are unanimously approved by the Partners, the Limited Partners shall have no personal liability to contribute or lend money to, or in respect of, the liabilities or the obligations of the Partnership.

4.4 CONTRIBUTIONS OF PROPERTY. If at any time or from time to time the General Partner or the Special Limited Partner, as applicable, contributes to the Partnership any property other than money pursuant to the terms of this Agreement, the General Partner or the Special Limited Partner, as applicable, shall be deemed to have contributed to the Partnership as Contributed Funds pursuant to Section 4.3(a)(ii) hereof, including, for Capital Account purposes, an amount equal to the Acquisition Cost of such property as determined pursuant to Section 4.1 hereof, and the Percentage Interests of the Partners shall be redetermined in the manner provided in Section 4.3(a)(ii) hereof as of the date of such contribution.

4.5 NO THIRD PARTY BENEFICIARY. No creditor or other third party having dealings with the Partnership shall have the right to enforce the right or obligation of any Partner to make Capital Contributions or loans or to pursue any other right or remedy hereunder or at law or in equity, it being understood and agreed that the provisions of this Agreement shall be solely for the benefit of, and may be enforced solely by, the parties hereto and their respective successors and assigns. None of the rights or obligations of the Partners herein set forth to make Capital Contributions or loans to the Partnership shall be deemed an asset of the Partnership for any purpose by any creditor or other third party, nor may such rights or obligations be sold, transferred or assigned by the Partnership or pledged or encumbered by the Partnership to secure any debt or other obligation of the Partnership or of any of the Partners.

4.6 NO INTEREST; NO RETURN. No Partner shall be entitled to interest on its Capital Contribution or on such Partner's Capital Account. Except as provided herein or by law, no Partner shall have any right to demand or receive the return of its Capital Contribution from the Partnership.



                                    ARTICLE V

                             Concurrent Transactions

5.1 CONCURRENT TRANSACTIONS. Concurrently with the execution of this Agreement, the following events shall occur: the Partnership, the Limited Partners and/or the General Partner shall execute and deliver (and/or cause to be executed and delivered) such further instruments and undertake such further acts as may be necessary or desirable to carry out the intent and purposes of this Agreement and as are not inconsistent with the terms hereof.

                                   ARTICLE VI

                Allocations and Other Tax and Accounting Matters

6.1 ALLOCATIONS. The Net Income, Net Loss and/or other Partnership items shall be allocated pursuant to the provisions of attached Exhibit E.

6.2 DISTRIBUTIONS. The General Partner shall cause the Partnership to distribute all or a portion of Available Cash, as the General Partner in its sole discretion may determine, to the Unitholders from time to time as determined by the General Partner, but in any event not less frequently than quarterly, as follows:

(a) First, to the General Partner, one percent (1%) of the Available Cash available for distribution;

(b) Second, to each Unitholder, pari passu, an amount equal to the sum of (i) the product of (1) the Preferred Return Per Unit for such Unitholder (or its predecessor) for such quarter (or for such other period) and (2) the number of Partnership Units held by such Unitholder as of the Partnership Record Date and
(ii) any unpaid amounts previously distributable to such Unitholder (or its predecessor) under this Section 6.2(b); provided, however, that the amount distributable pursuant to clause (i) to any Additional Partner admitted to the Partnership in the quarter immediately preceding and ending with such Partnership Record Date shall be prorated based on the number of days that such Additional Partner was a Unitholder during such quarter; and

(c) Third, the balance, (i) ninety-nine percent (99%) to the Special Limited Partner and (ii) one percent (1%) to the Unitholders (including, without limitation, the General Partner, and the Special Limited Partner) in proportion to their Partnership Units as of the Partnership Record Date.

The General Partner in its sole and absolute discretion may distribute to the Unitholders Available Cash in accordance with the foregoing priorities on a more frequent basis and provide for an appropriate record date. The General Partner shall take such reasonable efforts, as determined by it in its sole and absolute discretion and consistent with Essex's qualification as a REIT, to cause the Partnership to distribute sufficient amounts to enable Essex, as the general partner of the Special Limited Partner, to pay shareholder dividends that will
(a) satisfy the requirements for Essex's continuing to qualify as a REIT under the Code and Regulations (the "REIT Requirements") and (b) avoid any federal income or excise tax liability of Essex.

6.3 WITHHOLDING. The General Partner may withhold taxes from any allocation or distribution to any Partner to the extent required by the Code or any other applicable law. For purposes of this Agreement, any taxes so withheld by the Partnership shall be deemed to be a distribution or payment to such Partner, reduce the amount otherwise distributable or allocable to such Partner pursuant to this Agreement and reduce the Capital Account of such Partner.

6.4 BOOKS OF ACCOUNT. At all times during the continuance of the Partnership, the General Partner shall maintain or cause to be maintained full, true, complete and correct books of account in accordance with generally accepted accounting principles wherein shall be entered particulars of all monies, goods or effects belonging to or owing to or by the Partnership, or paid, received, sold or purchased in the course of the Partnership's business, and all of such other transactions, matters and things relating to the business of the Partnership as are usually entered in books of account kept by persons engaged in a business of a like kind and character. In addition, the Partnership shall keep all records as required to be kept pursuant to the Act. The books and records of account shall be kept at the principal office of the Partnership, and each Partner shall at all reasonable times have access to such books and records and the right to inspect the same.

6.5 REPORTS. The General Partner shall cause to be submitted to the Limited Partners promptly upon preparation of the same and in no event later than April 1 of each year, copies of Unaudited Financial Statements prepared for the Partnership, together with the reports thereon, and all supplementary schedules and information. The Partnership shall also cause to be prepared such reports and/or information as are necessary for Essex to determine its qualification as a REIT and its compliance with REIT Requirements.

6.6 [Intentionally Omitted].

6.7 TAX ELECTIONS AND RETURNS. All elections required or permitted to be made by the Partnership under any applicable tax law shall be made by the General Partner in its sole discretion; provided, however, the General Partner shall file an election on behalf of the Partnership pursuant to Section 754 of the Code to adjust the basis of the Partnership property in the case of a transfer of a Partnership Interest, including transfers made in connection with the exercise of rights under Article XI hereof, made in accordance with the provisions of the Agreement. The General Partner shall cause the Accountants to prepare and file all state and federal tax returns on a timely basis. The General Partner shall cause the Accountants to prepare and submit to the Limited Partners on or before April 1 of each year for review all federal and state income tax returns of the Partnership. If a Majority-in-Interest of the Limited Partners determines that any modifications to the tax returns of the Partnership should be considered, such Limited Partners shall, within thirty (30) days following receipt of such tax returns from the Accountants or the General Partner, indicate to the Accountants the suggested revisions to the tax returns, which returns shall be resubmitted to the Limited Partners for their review (but not approval). The Limited Partners shall complete their review of the resubmitted returns within ten (10) days after receipt thereof from the Accountants or the General Partner. The General Partner shall consult in good faith with the Limited Partners regarding any proposed modifications to the tax returns of the Partnership. A statement of the allocation of Net Income or Loss of the Partnership shown on the annual income tax returns prepared by the Accountants shall be transmitted and delivered to the Limited Partners within ten (10) days of the receipt thereof by the Partnership. The General Partner shall be responsible for preparing and filing all federal and state tax returns for the Partnership and furnishing copies thereof to the Partners, together with required Partnership schedules showing allocations of tax items, all within the period of time prescribed by law.

6.8 TAX MATTERS PARTNER. The General Partner is hereby designated as the Tax Matters Partner within the meaning of Section 6231(a)(7) of the Code for the Partnership; provided, however, (i) in exercising its authority as Tax Matters Partner it shall be limited by the provisions of this Agreement affecting tax aspects of the Partnership; (ii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a Code Section 6227(b) administrative adjustment request with respect to the Partnership or a Property before filing such request, it being understood, however, that the provisions hereof shall not be construed to limit the ability of any Partner, including the General Partner, to file an administrative adjustment request on its own behalf pursuant to Section 6227(a) of the Code; (iii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a petition for judicial review of an administrative adjustment request under Section 6228 of the Code, or a petition for judicial review of a final partnership administrative judgment under Section 6226 of the Code relating to the Partnership before filing such petition; (iv) the General Partner shall give prompt notice to the Limited Partners of the receipt of any written notice that the Internal Revenue Service or any state or local taxing authority intends to examine Partnership income tax returns for any year, receipt of written notice of the beginning of an administrative proceeding at the Partnership level relating to the Partnership under Section 6223 of the Code, receipt of written notice of the final Partnership administrative adjustment relating to the Partnership pursuant to Section 6223 of the Code, and receipt of any request from the Internal Revenue Service for waiver of any applicable statute of limitations with respect to the filing of any tax return by the Partnership; and
(v) the General Partner shall promptly notify the Limited Partners if the General Partner does not intend to file for judicial review with respect to the Partnership.

                                   ARTICLE VII

             Rights, Duties and Restrictions of the General Partner

7.1 EXPENDITURES BY PARTNERSHIP. The General Partner is hereby authorized to pay compensation for accounting, administrative, legal, technical, management and other services rendered to the Partnership. All of the aforesaid expenditures shall be made on behalf of the Partnership, and the General Partner shall be entitled to reimbursement by the Partnership for any expenditures incurred by it on behalf of the Partnership which shall be made other than out of the funds of the Partnership. The Partnership shall also assume, and pay when due, all Administrative Expenses.

7.2 POWERS AND DUTIES OF GENERAL PARTNER. The General Partner shall be responsible for the management of the Partnership's business and affairs. Subject solely to the limitations contained in Section 7.3 and Section 7.7 hereof, the General Partner shall have, and is hereby granted, full and complete power, authority and discretion to take such action for and on behalf of the Partnership and in its name as the General Partner shall, in its sole and absolute discretion, deem necessary or appropriate to carry out the purposes for which the Partnership was organized. Without limiting the generality of the foregoing, the General Partner shall have the right, power and authority:

(a) To manage, control, invest, reinvest, acquire by purchase, lease, exchange or otherwise, sell, contract to purchase or sell, grant, obtain, or exercise options to purchase, options to sell or conversion rights, assign, transfer, convey, deliver, endorse, exchange, pledge, mortgage, abandon, improve, develop, repair, maintain, manage, insure, lease for any term and otherwise deal with any and all property of whatsoever kind and nature, and wheresoever situated, in furtherance of the purposes of the Partnership;

(b) To acquire, directly or indirectly, interests in real estate or entities owning real estate of any kind and of any type, and any and all kinds of interests therein (whether through direct ownership, partnerships, security interests or any other type of interests), and to determine the manner in which title thereto is to be held; to manage, insure against loss, protect and subdivide any of the real estate, interests therein or parts thereof; to improve, develop or redevelop any such real estate; to participate in the ownership and development of any property; to dedicate for public use, to vacate any subdivisions or parts thereof, to re-subdivide, to contract to sell or exchange, to grant options to purchase, lease or exchange, to sell or exchange on any terms; to convey, to mortgage or receive mortgages, pledge or otherwise encumber said property, or any part thereof; to lease said property or any part thereof from time to time, upon any terms and for any period of time, and to renew or extend leases, to amend, change or modify the terms and provisions or any leases and to grant options to lease and options to renew leases and options to purchase; to partition or to exchange said real property, or any part thereof, for other real or personal property; to grant easements or charges of any kind; to release, convey or assign any right, title or interest in or about or easement appurtenant to said property or any part thereof; to construct and reconstruct, remodel, alter, repair, add to or take from buildings on said premises; to insure any Person having an interest in or responsibility for the care, management or repair of such property; to direct the trustee of any land trust to mortgage, lease, convey or contract to convey the real estate held in such land trust or to execute and deliver deeds, mortgages, notes, and any and all documents pertaining to the property subject to such land trust or in any matter regarding such trust; to execute assignments of all or any part of the beneficial interest in such land trust;

(c) To employ, engage or contract with or dismiss from employment or engagement Persons to the extent deemed necessary by the General Partner for the operation and management of the Partnership business, including but not limited to, contractors, subcontractors, engineers, architects, surveyors, mechanics, consultants, accountants, attorneys, insurance brokers, real estate brokers and others;

(d) To negotiate and enter into contracts on behalf of the Partnership (including, without limitation, right of first opportunity arrangements and other conflict avoidance agreements) that the General Partner considers useful or necessary to the conduct of the Partnership's operations or implementation of the General Partner's powers under this Agreement;

(e) To borrow money, procure loans and advances from any Person for Partnership purposes, and to apply for and secure, from any Person, credit or accommodations; to contract liabilities and obligations, direct or contingent and of every kind and nature with or without security; and to repay, discharge, settle, adjust, compromise, or liquidate any such loan, advance, credit, obligation or liability;

(f) To pledge, hypothecate, mortgage, assign, deposit, deliver, enter into sale and leaseback arrangements or otherwise give as security or as additional or substitute security, or for sale or other disposition any and all Partnership property, tangible or intangible, including, but not limited to, real estate and beneficial interests in land trusts, and to make substitutions thereof, and to receive any proceeds thereof upon the release or surrender thereof (such right, power and authority to include, without limitation, the right, power and authority to encumber Partnership property to secure the debts and obligations of the General Partner and/or Affiliates of the General Partner, including, without limitation, the Special Limited Partner); to sign, execute and deliver any and all assignments, deeds and other contracts and instruments in writing; to authorize, give, make, procure, accept and receive moneys, payments, property, notices, demands, vouchers, receipts, releases, compromises and adjustments; to waive notices, demands, protests and authorize and execute waivers of every kind and nature; to enter into, make, execute, deliver and receive written agreements, undertakings and instruments of every kind and nature; to give oral instructions and make oral agreements; and generally to do any and all other acts and things incidental to any of the foregoing or with reference to any dealings or transactions which any attorney may deem necessary, proper or advisable;

(g) To acquire and enter into any contract of insurance which the General Partner deems necessary or appropriate for the protection of the Partnership, for the conservation of the Partnership's assets or for any purpose convenient or beneficial to the Partnership;

(h) To conduct any and all banking transactions on behalf of the Partnership; to adjust and settle checking, savings, and other accounts with such institutions as the General Partner shall deem appropriate; to draw, sign, execute, accept, endorse, guarantee, deliver, receive and pay any checks, drafts, bills of exchange, acceptances, notes, obligations, undertakings and other instruments for or relating to the payment of money in, into, or from any account in the Partnership's name; to execute, procure, consent to and authorize extensions and renewals of the same; to make deposits and withdraw the same and to negotiate or discount commercial paper, acceptances, negotiable instruments, bills of exchange and dollar drafts;

(i) To demand, sue for, receive, and otherwise take steps to collect or recover all debts, rents, proceeds, interest, dividends, goods, chattels, income from property, damages and all other property, to which the Partnership may be entitled or which are or may become due the Partnership from any Person; to commence, prosecute or enforce, or to defend, answer or oppose, contest and abandon all legal proceedings in which the Partnership is or may hereafter be interested; and to settle, compromise or submit to arbitration any accounts, debts, claims, disputes and matters which may arise between the Partnership and any other Person and to grant an extension of time for the payment or satisfaction thereof on any terms, with or without security;

(j) To make arrangements for financing, including the taking of all action deemed necessary or appropriate by the General Partner to cause any approved loans to be closed;

(k) To take all reasonable measures necessary to insure compliance by the Partnership with applicable arrangements, and other contractual obligations and arrangements entered into by the Partnership from time to time in accordance with the provisions of this Agreement, including periodic reports as required to lenders and using all due diligence to insure that the Partnership is in compliance with its contractual obligations;

(l) To maintain the Partnership's books and records;

(m) To prepare and deliver, or cause to be prepared and delivered by the Partnership's Accountants, all financial and other reports with respect to the operations of the Partnership, and preparation and filing of all federal and state tax returns and reports;

(n) To prepare and deliver all financial,  regulatory,  tax and other filings or
reports  to  governmental  or  other  agencies  having   jurisdiction  over  the
Partnership; and

(o) To do all other actions of a partner in a partnership without limited partners, recognizing that the Limited Partners shall have only the right and authority to participate in the affairs of the Partnership to the extent specifically set forth in this Agreement.

Except as otherwise provided herein, to the extent the duties of the General Partner require expenditures of funds to be paid to third parties, the General Partner shall not have any obligations hereunder except to the extent that Partnership funds are reasonably available to it for the performance of such duties, and nothing herein contained shall be deemed to require the General Partner, in its capacity as such, to expend its individual funds for payment to third parties or to undertake any individual liability or obligation on behalf of the Partnership. Each of the Limited Partners agrees that the General Partner is authorized to execute, deliver and perform the above-mentioned agreements and transactions on behalf of the Partnership without any further act, approval or vote of the Partners, notwithstanding any other provisions of this Agreement (except as provided in Section 7.3), the Act or any applicable law, rule or regulation. The execution, delivery or performance by the General Partner or the Partnership of any agreement authorized or permitted under this Agreement shall not in itself constitute a breach by the General Partner of any duty that the General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement or of any duty stated or implied by law or equity.

7.3 MAJOR DECISIONS. The General Partner shall not, without the prior Consent of the Limited Partners, on behalf of the Partnership, undertake any of the following actions (the "Major Decisions"):

(a) Amend, modify or terminate this Agreement other than in accordance with the provisions of Article IV, Article VIII, Article IX, Section 13.7 and the definitions of the terms "Gross Asset Value" and "Partnership Units."

(b) Make a general assignment for the benefit of creditors or appoint or acquiesce in the appointment of a custodian, receiver or trustee for all or any part of the assets of the Partnership.

(c) Take title to any personal or real property, other than in the name of the Partnership or pursuant to Section 7.9 hereof.

(d) Institute any proceeding for Bankruptcy on behalf of the Partnership.

(e) Dissolve the Partnership, except as otherwise set forth in this Partnership Agreement.

Notwithstanding the foregoing, none of the actions described in Section 7.3 shall be a Major Decision if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time that such action is undertaken.

7.4 ACTIONS WITH RESPECT TO CERTAIN DOCUMENTS. Notwithstanding the provisions of
Section 7.3 hereof to the contrary, whenever the consent, agreement, authorization or approval of the Partnership is required under any agreement to which the Limited Partners and/or their Controlled Entities are parties in interest other than in their capacities as Limited Partners of the Partnership, the Consent of the Limited Partners shall not be required.

7.5 OTHER BUSINESS OF GENERAL PARTNER AND SPECIAL LIMITED PARTNER. Notwithstanding anything to the contrary set forth in this Agreement, the General Partner and the Special Limited Partner may engage independently or with others (including, without limitation, Affiliates of the General Partner and the Special Limited Partner) in other business ventures of every nature and description, including, without limitation, the ownership of other properties and the making or management of other investments. In furtherance of any such venture, the General Partner and the Special Limited Partner may serve as a general or limited partner in any partnership, a shareholder in any corporation, a joint venturer in any joint venture, a member and/or manager in any limited liability company, or an equity or other participant in any other business venture. Nothing in this Agreement shall be deemed to prohibit the General Partner or the Special Limited Partner or any Affiliate of the General Partner or the Special Limited Partner from dealing, or otherwise engaging in business with, Persons transacting business with the Partnership, or from providing services related to the purchase, sale, financing, management, development or operation of real or personal property and receiving compensation therefor, not involving any rebate or reciprocal arrangement that would have the effect of circumventing any restriction set forth herein upon dealings with the General Partner or the Special Limited Partner or any Affiliate of the General Partner or the Special Limited Partner. Neither the Partnership nor any Partner shall have any right by virtue of this Agreement or the Partnership relationship created hereby in or to such other ventures or activities or to the income or proceeds derived therefrom, and, to the fullest extent permitted by the Act, the pursuit of such ventures, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

7.6 CONTRACTS WITH AFFILIATES.

(a) Without limiting the provisions of Section 7.5 above, the Partnership may lend or contribute funds or other assets to its Affiliates or other Persons in which it has (or proposes to have) an equity investment, and such Persons may borrow funds from the Partnership, on terms and conditions established in the sole and absolute discretion of the General Partner. The foregoing authority shall not create any right or benefit in favor of any Affiliates or any other Person.

(b) Without limiting the provisions of Section 7.5 above, the Partnership may transfer assets to other Entities in which it is or thereby becomes a participant upon such terms and subject to applicable law as the General Partner, in its sole and absolute discretion, believes to be advisable.

7.7 PROSCRIPTIONS. The General Partner shall not have the authority to:

(a) Do any act in contravention of this Agreement or which would make it impossible to carry on the ordinary business of the Partnership;

(b) Possess any Partnership property or assign rights in specific Partnership property for other than Partnership purposes; or

(c) Do any act in contravention of applicable law.

Nothing herein contained shall impose any obligation on any Person or firm doing business with the Partnership to inquire as to whether or not the General Partner has properly exercised its authority in executing any contract, lease, mortgage, deed or other instrument on behalf of the Partnership, and any such third Person shall be fully protected in relying upon such authority.

7.8 ADDITIONAL PARTNERS. Additional Partners may be admitted to the Partnership only as provided in Section 9.3 hereof.

7.9 TITLE HOLDER. To the extent allowable under applicable law, title to all or any part of the properties of the Partnership may be held in the name of the
Partnership or any other individual, corporation, partnership, trust or otherwise, the beneficial interest in which shall at all times be vested in the Partnership. Any such title holder shall perform any and all of its respective functions to the extent and upon such terms and conditions as may be determined from time to time by the General Partner.

7.10 COMPENSATION OF THE GENERAL PARTNER. The General Partner shall not be entitled to any compensation for services rendered to the Partnership solely in its capacity as General Partner, except with respect to reimbursement for those costs and expenses constituting Administrative Expenses.

7.11 WAIVER AND INDEMNIFICATION.

(a) Neither the General Partner, the Special Limited Partner nor any Person acting on their behalf, pursuant hereto, shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any Partner for any acts or omissions performed or omitted to be performed by them within the scope of the authority conferred upon the General Partner or the Special Limited Partner by this Agreement and the Act, provided that the General Partner's, the Special Limited Partner's or such other Person's conduct or omission to act was taken in good faith and in the belief that such conduct or omission was in the best interests of the Partnership and, provided further, that the General Partner, the Special Limited Partner or such other Person shall not be guilty of fraud, misconduct, bad faith, or gross negligence. The Partnership shall, and hereby does, agree to indemnify, defend, protect and hold harmless the General Partner, the Special Limited Partner and their Affiliates and any individual or Entity acting on their behalf from and against any loss, damage, cost, expense, claim or liability, including, but not limited to, reasonable attorneys' fees, court costs and expenses, incurred by them by reason of any acts or omissions performed or omitted to be performed by them in connection with the business and affairs of the Partnership as described herein, subject to the standards set forth above; provided, however, no Partner shall have any personal liability with respect to the foregoing indemnification, any such indemnification to be satisfied solely out of the assets of the Partnership.

(b) Any Person entitled to indemnification under this Agreement shall be entitled to receive, upon application therefor, the costs reasonably incurred defending any proceeding against such Person; provided, however, that such advances shall be repaid to the Partnership, without interest, if such Person is found by a court of competent jurisdiction upon entry of a final judgment not to be entitled to such indemnification. All rights of the indemnitee hereunder shall survive the dissolution of the Partnership. The indemnification rights contained in this Agreement shall be cumulative of, and in addition to, any and all rights, remedies and recourse to which the person seeking indemnification shall be entitled, whether at law or in equity. Indemnification pursuant to this Agreement shall be made solely and entirely from the assets of the Partnership, and no Partner shall be liable therefor.

7.12 CONTRACTS WITH CONTROLLED ENTITIES. The General Partner and the Special Limited Partner may contract with any of their Controlled Entities for the provision of property management, asset management, brokerage or similar services or any other services customarily rendered by the Controlled Entities; provided that all such contracts or agreements shall be for compensation and on terms and conditions substantially similar to other such contracts or agreements available from similarly qualified third parties.

7.13 OPERATION IN ACCORDANCE WITH REIT REQUIREMENTS. Essex, the sole general partner of the Special Limited Partner, is a REIT and is subject to the provisions of Section 856 through and including 860 of the Code. The Partners acknowledge and agree that the Partnership shall be operated in a manner that will enable Essex to (a) satisfy the REIT Requirements and (b) eliminate the imposition of any federal income or excise tax liability. Notwithstanding anything to the contrary set forth in this Agreement, the Partnership shall avoid taking any action that would result in Essex ceasing to satisfy the REIT Requirements or would result in the imposition of any federal income or excise tax liability on Essex. Without limiting the foregoing, so long as Essex owns, directly or indirectly, any interest in the Partnership, then notwithstanding any other provision of this Agreement:

(i) leases or subleases of any of the Partnership's real estate assets shall provide for rents which qualify as "rents from real property" within the meaning of Section 856(d) of the Code with respect to Essex;

(ii) the Partnership shall not furnish or render services to tenants or other persons that are not usually or customarily rendered in connection with the rental of real property in order that the rents received by the partnership with respect to its real estate assets qualify as "rents from real property" within the meaning of Section 856(d) of the Code with respect to Essex;

(iii) the Partnership shall not own, directly or indirectly or by attribution (in accordance with the attribution rules referred to in Section 856(d) of the Code), in the aggregate more than 1% of all classes of stock or more than 1% of the voting power (or, with respect to any such person which is not a corporation, an interest of 1% or more in the assets or net profits of such person) of a lessee or sublessee of all or any part of the real estate assets of the Partnership, except in each case with the specific written approval of Essex;

(iv) the Partnership shall not own, directly or indirectly or by attribution, more than 10% of the outstanding voting securities of any issuer;

(v) the Partnership shall not engage in any prohibited transactions within the meaning of Section 857(b)(6) of the Code; and

(vi) the determination as to whether the Partnership has operated in the manner prescribed in this Section 7.13 shall be made without regard to any action or inaction of the General Partner with respect to distributions and the timing thereof.

                                  ARTICLE VIII

                     Dissolution, Liquidation and Winding-Up

8.1 LIQUIDATING EVENTS. The Partnership shall dissolve, and its affairs shall be wound up, upon the first to occur of any of the following (each, a "Liquidating Event"):

(a) The dissolution, termination, retirement or Bankruptcy of the General Partner unless the Partnership is continued as provided in Section 9.1 hereof;

(b) The election to dissolve the Partnership made in writing by the General Partner with the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such election;

(c) The sale or other disposition of all or substantially all the assets of the Partnership, other than in connection with a "like kind" exchange, pursuant to
Section  1031 of the Code  (or any  similar  transaction),  unless  the  General
Partner, with the Consent of the Limited Partners, elects to continue the Partnership business for the purpose of the receipt and the collection of indebtedness or the collection of any other consideration to be received in exchange for the assets of the Partnership (which activities shall be deemed to be part of the winding up of the affairs of the Partnership), provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such sale or disposition;

(d) Dissolution required by operation of law; or

(e) The expiration of its term as provided in Section 3.2.

8.2 ACCOUNTING. In the event of a Liquidating Event, a proper accounting (which shall be certified) shall be made of the Capital Account of each Partner and of the Net Profits or Net Losses of the Partnership from the date of the last previous accounting to the date of dissolution. Financial statements presenting such accounting shall be prepared at the direction of the Liquidating Trustee.

8.3 Distribution on Dissolution. In the event of a Liquidating Event, the assets of the Partnership shall be liquidated for distribution in the following rank and order:

(a) First, to the payment and discharge of all of the Partnership's debt and liabilities to creditors of the Partnership (other than Partners) in the order of priority as provided by law;

(b) Second, to the establishment of reserves as provided by the General Partner to provide for contingent liabilities, if any;

(c) Third, to the payment of debts of the Partnership to Partners, if any, in the order of priority provided by law; and

(d) The balance, if any, to the Partners in accordance with the positive balances in their Capital Accounts after giving effect to all contributions, distributions (pursuant to Section 6.2) and allocations for all periods, including the period in which such distribution occurs (other than those adjustments made pursuant to this Section 8.3(d) and Section 8.4 hereof).

Whenever the Liquidating Trustee reasonably determines that any reserves established pursuant to paragraph (b) above are in excess of the reasonable requirements of the Partnership, the amount determined to be excess shall be distributed to the Partners in accordance with Section 6.2.

8.4 TIMING REQUIREMENTS. In the event that the Partnership is "liquidated" within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations, any and all distributions to the Partners pursuant to Section 8.3(d) hereof shall be made no later than the later to occur of (i) the last day of the taxable year of the Partnership in which such liquidation occurs or (ii) ninety (90) days after the date of such liquidation.

8.5 SALE OF PARTNERSHIP ASSETS. In the event of the liquidation of the Partnership in accordance with the terms of this Agreement, the Liquidating Trustee may, with the Consent of the Limited Partners, sell Partnership property if the Liquidating Trustee has in good faith solicited bids from unrelated third parties and obtained independent appraisals before making any such sale; provided, however, all sales, leases, encumbrances or transfers of Partnership assets shall be made by the Liquidating Trustee with the prior Consent of the Limited Partners and solely on an "arm's-length" basis, at the best price and on the best terms and conditions as the General Partner in good faith believes are reasonably available at the time and under the circumstances and on a non-recourse basis to the Limited Partners. Notwithstanding the foregoing, the Consent of the Limited Partners shall not be required under the preceding sentence if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time that the Liquidating Trustee undertakes such action. The liquidation of the Partnership shall not be deemed finally terminated until the Partnership shall have received cash payments in full with respect to obligations such as notes, installment sale contracts or other similar receivables received by the
Partnership in connection with the sale of Partnership assets and all obligations of the Partnership have been satisfied or assumed by the General

Partner. The Liquidating Trustee shall continue to act to enforce all of the rights of the Partnership pursuant to any such obligations until paid in full.

8.6 DISTRIBUTIONS IN KIND. Notwithstanding the provisions of Section 8.3 hereof which require liquidation of the assets of the Partnership, but subject to the order of priorities set forth therein, if prior to or upon dissolution of the Partnership the Liquidating Trustee determines that an immediate sale of part or all of the Partnership's assets would be impractical or would cause undue loss to the Partners, the Liquidating Trustee may, in its sole and absolute discretion, defer for a reasonable time the liquidation of any assets except those necessary to satisfy liabilities of the Partnership (including to those Partners as creditors) and/or distribute to the Partners in lieu of cash as tenants in common and in accordance with the provisions of Section 8.3 hereof, undivided interests in such Partnership assets as the Liquidating Trustee deems not suitable for liquidation. Any such distributions in kind shall be made only if, in the good-faith judgment of the Liquidating Trustee, such distributions in kind are in the best interest of the Partners and shall be subject to such conditions relating to the disposition and management of such properties as the Liquidating Trustee deems reasonable and equitable and to any agreements governing the operation of such properties at such time. The Liquidating Trustee shall determine the fair market value of any property distributed in kind using such reasonable method of valuation as it may adopt.

8.7 DOCUMENTATION OF LIQUIDATION. Upon the completion of the dissolution and liquidation of the Partnership, the Partnership shall terminate and the Liquidating Trustee shall have the authority to execute and record any and all documents or instruments required to effect the dissolution, liquidation and termination of the Partnership.

8.8 LIABILITY OF THE LIQUIDATING TRUSTEE. The Partnership hereby indemnifies, defends, protects and holds harmless the Liquidating Trustee from and against any and all claims, demands, losses, liabilities, costs (including, without limitation, reasonable attorneys' fees and costs), damages and causes of action of any nature whatsoever arising out of or incidental to the Liquidating Trustee's taking of any action authorized under or within the scope of this Agreement; provided, however, that the Liquidating Trustee shall not be entitled to indemnification, and shall not be held harmless, where the claim, demand, liability, cost, damage or cause of action at issue arose out of:

(a) A matter entirely unrelated to the Liquidating Trustee's action or conduct pursuant to the provisions of this Agreement; or

(b) The proven misconduct or gross negligence of the Liquidating Trustee.


                                   ARTICLE IX

                        Transfer of Partnership Interests

9.1 GENERAL PARTNER AND SPECIAL LIMITED PARTNER TRANSFERS. Except as provided in the next sentence, neither the General Partner nor the Special Limited Partner shall withdraw from the Partnership or Transfer all or any portion of their interests in the Partnership without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such Transfer. Notwithstanding the foregoing, the General Partner and/or the Special Limited Partner may (i) engage in any merger, consolidation or other combination with or into another Person regardless of whether Essex or another REIT continues to be the general partner of the Special Limited Partner, (ii) sell all or substantially all of their assets, or (iii) effect any reclassification or recapitalization, all without the approval of the Limited Partners. Upon any Transfer of all of the General Partner's or the Special Limited Partner's Partnership Interest in accordance with the provisions of this Section 9.1, the transferee General Partner or Special Limited Partner, as applicable, shall become vested with the powers and rights of the transferor General Partner or Special Limited Partner, as applicable, and shall be liable for all obligations and responsible for all duties of the General Partner, once such transferee has executed such instruments as may be necessary to effectuate such admission and to confirm the agreement of such transferee to be bound by all the terms and provisions of this Agreement with respect to the Partnership Interest so acquired. It is a condition to any Transfer otherwise permitted hereunder that the transferee assumes by operation of law or express agreement all of the obligations of the transferor General Partner or Special Limited Partner, as applicable, under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor General Partner are assumed by a successor corporation by operation of law) shall relieve the transferor General Partner or Special Limited Partner, as applicable, of its obligations under this Agreement without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such Transfer. In the event the General Partner withdraws from the Partnership, in violation of this Agreement or otherwise, or dissolves, terminates or upon the Bankruptcy of the General Partner, a Majority-In-Interest of the Limited Partners may elect to continue the Partnership business by selecting a substitute general partner.

9.2 TRANSFERS BY LIMITED PARTNERS.

(a) No Limited Partner (other than the Special Limited Partner) shall have the right to Transfer to any Person all or any portion of its Partnership Interest, without the General Partner's written consent, in the General Partner's sole discretion. Any purported Transfer, in violation of this Section 9.2, shall be void, ab initio.

(b) It is a condition to any Transfer otherwise permitted under this Section 9.2 that the transferee assumes by operation of law or express agreement all of the obligations of the transferor Limited Partner under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor Partner are assumed by a successor corporation by operation of law) shall relieve the transferor Partner of its obligations under this Agreement without the approval of the General Partner, in its sole and absolute discretion. Upon such Transfer and upon obtaining the General Partner's written consent, in the General Partner's sole discretion, the transferee shall be admitted as a Substituted Limited Partner and shall succeed to all of the rights, including rights with respect to the Rights, of the transferor Limited Partner under this Agreement in the place and stead of such transferor Limited Partner; provided, however, that notwithstanding the foregoing, any transferee of any transferred Partnership Interest shall be subject to any and all ownership limitations contained in the Charter which may, among other things, limit or restrict such transferee's ability to exercise all or portions of the rights set forth in Article XI. Any transferee, whether or not admitted as a Substituted Limited Partner, shall acquire such Partnership Interest subject to the obligations of the transferor hereunder. Unless admitted as a Substituted Limited Partner, no transferee, whether by a voluntary transfer, by operation of law or otherwise, shall have rights hereunder (including, without limitation, pursuant to Article XI, unless such transferee, is a Qualifying Party), other than to receive such portion of the distributions made by the Partnership as are allocable to the Percentage Interest transferred.

9.3 ISSUANCE OF ADDITIONAL PARTNERSHIP INTERESTS AND ADMITTANCE OF ADDITIONAL PARTNERS. At any time after the date hereof without the consent of any Partner, but subject to the provisions of Section 9.4 hereof, the General Partner may, upon its determination that the issuance of additional Partnership Interests ("Additional Interests") is in the best interests of the Partnership, cause the Partnership (i) to issue Additional Interests to any Limited Partner or any other Person (such other person being referred to as an "Additional Partner") in exchange for the contribution by such Limited Partner or Person of cash and/or property desirable to further the purposes of the Partnership under Section 2.3 hereof and (ii) in the case of such contribution by an Additional Partner, to admit such person as a limited partner in the Partnership. In the event that an Additional Interest is issued by the Partnership pursuant to this Section 9.3:

(a) the Percentage Interest of the Additional Partner that is issued the Additional Interest and the reduction of the Percentage Interests of the other Partner shall be determined by the General Partner in the same manner as that provided in subsection 4.3(a)(ii) hereof with respect to Contributed Funds.

The General Partner shall be authorized on behalf of each of the Partners to amend this Agreement to reflect the admission of any Additional Partner or any increase in the Percentage Interests of any Partner and the corresponding reduction of the Percentage Interests of the other Partners in accordance with the provisions of this Section 9.3, and the General Partner shall promptly deliver a copy of such amendment to each Limited Partner. Notwithstanding anything contained herein to the contrary, without the consent of the General Partner, in its sole and absolute discretion, an Additional Partner that acquires an Additional Interest pursuant to this Section 9.3 shall not acquire any interest in, and may not exercise or otherwise participate in, any rights pursuant to Article XI.

9.4 RESTRICTIONS ON TRANSFER. In addition to any other restrictions on transfer herein contained, in no event may any Transfer of a Partnership Interest by any Partner be made (i) to any Person that lacks the legal right, power or capacity to own a Partnership Interest; (ii) in violation of any provision of any mortgage or trust deed (or the note or bond secured thereby) constituting a Lien against a Property or any part thereof, or other instrument, document or agreement to which the Partnership, the General Partner, the Special Limited Partner or any Affiliate of either of them is a party or otherwise bound; (iii) in violation of applicable law, including, without limitation, any applicable federal securities law or state securities "Blue Sky" law (including investment suitability standards); (iv) of any component portion of a Partnership Interest, such as the Capital Account, or rights to Available Cash, separate and apart from all other components of a Partnership Interest; (v) in the event such transfer would cause Essex to cease to comply with the REIT Requirements or result in a violation of Section 7.13 hereof; (vi) if such transfer would cause a termination of the Partnership for federal income tax purposes; (vii) if such transfer would, in the opinion of counsel to the Partnership, cause the Partnership to cease to be classified as a partnership for federal income tax purposes; (viii) if such transfer would cause the Partnership to become, with respect to any employee benefit plan subject to Title 1 of ERISA, a "party-in-interest" (as defined in Section 3(14) of ERISA) or a "disqualified person" (as defined in Section 4975(c) of the Code); (ix) if such transfer would, in the opinion of counsel to the Partnership, cause any portion of the assets of the Partnership to constitute assets of any employee benefit plan pursuant to Department of Labor Regulations Section 2510.3-101; (x) if such transfer may not be effected without registration of such Partnership Interest under the Securities Act; or (xi) if such transfer would violate any provision of the Charter. As a condition to any Transfer, the General Partner may, in its sole and absolute discretion, require the proposed transferee to deliver to the General Partner an opinion of counsel and such other certifications, affidavits and/or undertakings, in form and content reasonably acceptable to the General Partner, to satisfy the General Partner that the proposed Transfer will not violate any of the provisions of this Section 9.4. Any purported transfer in violation of this Section 9.4 shall be void ab initio.

                                    ARTICLE X

                 Rights and Obligations of the Limited Partners

10.1 NO PARTICIPATION IN MANAGEMENT. Except as expressly permitted hereunder, the Limited Partners shall not take part in the management of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership and shall have no rights, powers or authority, except as specifically provided herein.

10.2 BANKRUPTCY OF A LIMITED PARTNER AND CERTAIN OTHER EVENTS. The Bankruptcy, death, incompetency, legal incapacity, withdrawal or retirement of any Limited Partner shall not cause a dissolution of the Partnership, but the rights of such Limited Partner to share in the Net Profits or Losses of the Partnership and to receive distributions of Partnership funds shall, on the happening of such event, devolve on its successors or assigns, subject to the terms and conditions of this Agreement, and the Partnership shall continue as a limited partnership. However, in no event shall such assignee(s) become a Substituted Limited Partner, except in accordance with Article IX hereof.

10.3 NO WITHDRAWAL. Notwithstanding anything to the contrary provided in Section
10.2 above, no Limited Partner may withdraw or retire from the Partnership without the prior written consent of the General Partner, in its sole and absolute discretion, other than as expressly provided in this Agreement.

10.4 DUTIES AND CONFLICTS. The General Partner recognizes that the Limited Partners and their Affiliates have or may have other business interests, activities and investments, some of which may be in conflict or competition with the business of the Partnership, and that, subject to the provisions of any agreements entered into by any Limited Partner or its Affiliate with the General Partner, the Partnership or any of their Affiliates, such persons are entitled to carry on such other business interests, activities and investments. Subject to the immediately preceding sentence, the Limited Partners and their Affiliates may engage in or possess an interest in any other business or venture of any kind, independently or with others, on their own behalf or on behalf of other entities with which they are affiliated or associated, and such persons may engage in any activities, whether or not competitive with the Partnership, without any obligation to offer any interest in such activities to the Partnership or to any Partner. Neither the Partnership nor any Partner shall have any right, by virtue of this Agreement, in or to such activities, or the income or profits derived therefrom, and the pursuit of such activities, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

                                   ARTICLE XI

                       Grant of Rights to Limited Partners

11.1 GRANT OF RIGHTS.

(a) Subject to Section 11.1(b) below and the other provisions of this Section 11.1, a Qualifying Party, but no other Person, shall have the right (subject to the terms and conditions set forth herein) to require the Partnership to redeem all or a portion of the Partnership Units held by such Qualifying Party (such
Partnership Units being hereafter called "Tendered Units") in exchange (a "Redemption") for the Cash Amount payable on the Specified Redemption Date. Any Redemption shall be exercised pursuant to a Notice of Redemption delivered to the General Partner by the Qualifying Party when exercising the Redemption right (the "Tendering Party"). The Partnership's obligation to effect a Redemption, however, shall not arise or be binding against the Partnership until and unless there has been a Declination. Regardless of the binding or non-binding nature of a pending Redemption, a Tendering Party shall have no right to receive distributions with respect to any Tendered Units (other than the Cash Amount) paid after delivery of the Notice of Redemption, whether or not the Partnership Record Date for such distribution precedes or coincides with such delivery of the Notice of Redemption. In the event of a Redemption, the Cash Amount shall be delivered as a good check payable to the Tendering Party or, in the General Partner's sole and discretion, in immediately available funds.

(b) (i) Subject to Section 11.1(b)(ii) below,  notwithstanding the provisions of
Section 11.1(a) hereof, on or before the close of business on the Cutoff Date, Essex shall, in its sole and absolute discretion but subject to the Ownership Limit (as defined in the Charter) and any transfer restrictions or other limitations of the Charter and subject to the written consent of the General Partner in its sole discretion, have the option (and Essex is hereby granted such an option) to acquire some or all (such amount, expressed as a percentage, being referred to as the "Applicable Percentage") of the Tendered Units from the

Tendering Party in exchange for REIT Shares. If Essex exercises such option, on the Specified Redemption Date the Tendering Party shall sell such number of the Tendered Units to Essex in exchange for a number of REIT Shares equal to the product of the REIT Shares Amount and the Applicable Percentage (expressed as a decimal), provided, however, that in lieu of any fractional REIT Share resulting from such calculation, the General Partner or Special Limited Partner may contribute to the Partnership the Cash Amount attributable to such fractional REIT Share. The Tendering Party shall submit such information, investment letters, representations, undertakings, legal opinions, certifications and/or affidavits as Essex may reasonably require to comply with the Securities Act, the Code and the Charter (including, without limitation, the Ownership Limit). In the event of a purchase of the Tendered Units pursuant to this Section 11.1(b), the Tendering Party shall no longer have the right to cause the Partnership to effect a Redemption of such Tendered Units, and, upon notice to the Tendering Party by Essex, given on or before the close of business on the Cut-Off Date, that Essex has exercised its option to acquire some or all of the Tendered Units pursuant to this Section 11.1(b), the obligation of the Partnership to effect a Redemption of the Tendered Units as to which Essex's notice relates shall immediately and automatically terminate and be of no further force or effect. The product of the Applicable Percentage and the REIT Shares Amount shall be delivered by Essex as duly authorized, validly issued, fully paid and nonassessable REIT Shares and, if applicable, Rights, free of any pledge, lien, encumbrance or restriction, other than the Ownership Limit and other restrictions provided in the Charter, the bylaws of Essex, the Securities Act and relevant state securities or "blue sky" laws. Neither any Tendering Party whose Tendered Units are acquired by Essex pursuant to this Section 11.1(b), any other Partner, any Assignee nor any other interested Person shall have any right to require or cause Essex to register, qualify or list any REIT Shares owned or held by such Person, whether or not such REIT Shares are issued pursuant to this Section 11.1(b), with the SEC, with any state securities commissioner, department or agency, under the Securities Act or the Exchange Act or with any stock exchange; provided, however, that this limitation shall not be in derogation of any registration or similar rights granted pursuant to any other written agreement between Essex and any such Person. REIT Shares issued upon an acquisition of the Tendered Units by Essex pursuant to this Section 11.1(b) may contain such legends regarding restrictions under the Securities Act and applicable state securities laws as Essex in good faith determines to be necessary or advisable in order to ensure compliance with such laws.

(ii) Notwithstanding anything to the contrary set forth in Section 11.1(b)(i) above, Essex may not exercise its option set forth in Section 11.1(b)(i) above in any calendar year unless and until the Partnership shall have received Notices of Redemption for Tendered Units (including, without limitation, Notices of Redemption with respect to all completed Redemptions) during such calendar year in the aggregate Cash Amount (or, if, as of the date of calculation, any applicable Cash Amount is not yet determined pursuant to the terms of this Agreement, the estimated Cash Amount as determined by the General Partner in its reasonable judgment) in excess of $500,000. At such time as such $500,000 minimum is exceeded pursuant to the previous sentence during such calendar year, Essex may exercise its option set forth in Section 11.1(b)(i) above with respect to (x) all pending Redemptions, and (y) all Notices of Redemption received by the Partnership during the remainder of such calendar year.

(iii) If Essex exercises its option pursuant to Section 11.1(b)(i) above, on the Specified Redemption Date, the Partnership shall pay to the Tendering Party all accrued but unpaid distributions, if any, with respect to the Tendered Units pursuant to Section 6.2(b).

(c) Notwithstanding the provisions of Sections 11.1(a) and 11.1(b) hereof, no Tendering Party shall have any rights under this Agreement that would otherwise be prohibited under the Charter. To the extent that any attempted Redemption or acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof would be in violation of this Section 11.1(c), it shall be null and void ab initio, and, in the case of a proposed purchase by Essex pursuant to Section 11.1(b) hereof, the Tendering Party shall not acquire any rights or economic interests in REIT Shares otherwise issuable by Essex under Section 11.1(b) hereof.

(d) In the event that, following receipt of a Notice of Redemption, Essex is not permitted to exercise its option pursuant to Section 11.1(b)(ii), or Essex declines or fails to exercise its option pursuant to Section 11.1(b)(i) hereof (a "Declination"):

(i) The General Partner shall give notice of such Declination to the Tendering Party on or before the close of business on the Cut-Off Date. The failure of the General Partner to give notice of such Declination by the close of business on the Cut-Off Date shall itself constitute a Declination.

(ii) The Partnership may elect to raise funds for the payment of the Cash Amount either (a) by requiring that the Special Limited Partner contribute such funds to the Partnership from (1) the proceeds of a registered public offering (a "Public Offering Funding") by Essex of a number of REIT Shares ("Registrable Shares") equal to the REIT Shares Amount with respect to the Tendered Units, which proceeds are contributed by Essex to the Special Limited Partner, or (2) any other source, or (b) from any other sources (including, but not limited to, the sale of any Property or other assets of the Partnership and the incurrence of Partnership debt) available to the Partnership.

(iii) Upon the General Partner's receipt of the Notice of Redemption and the General Partner giving notice of its Declination, the General Partner, at its election, may give notice (a "Single Funding Notice") to all Qualifying Parties then holding a Partnership Interest (or an interest therein) and having Redemption rights pursuant to this Section 11.1 and require that, due to (x) a pending or anticipated public underwritten offering of Essex's securities or (y) any other Essex activity, all such Qualifying Parties elect whether or not to effect a Redemption of their Partnership Units. In the event that any such Qualifying Party elects to effect such a Redemption, it shall give notice thereof and of the number of Partnership Units to be made subject thereto in writing to the General Partner within ten (10) business days after receipt of the Single Funding Notice, and such Qualifying Party shall be treated as a Tendering Party for all purposes of this Section 11.1. In the event that a Qualifying Party does not so elect, it shall be deemed to have waived its right to effect a Redemption for the current Six-month Period.

(e) Notwithstanding anything herein to the contrary (but subject to Section 11.1(c) hereof), with respect to any Redemption (or any tender of Partnership

Units for  Redemption  if the Tendered  Units are acquired by Essex  pursuant to
Section 11.1(b) hereof) pursuant to this Section 11.1:

(i) Subject to the Ownership  Limit, no Tendering Party may effect a Redemption,
(a) to the extent that the aggregate Partnership Units of the Limited Partners (other than the General Partner or the Special Limited Partner) would be reduced, as a result of the Redemption (or the acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof), to less than one percent (1%) of all Partnership Units outstanding immediately prior to delivery of the Notice of Redemption, where the Redemption would consist of less than all the Partnership Units held by Partners, other than the General Partner and the Special Limited Partner, (b) for less than one thousand (1,000) Partnership Units or, if such Tendering Party holds (as a Limited Partner or, economically, as an Assignee) less than one thousand (1,000) Partnership Units, all of the Partnership Units held by such Tendering Party, or (c) for less than all of such Tendering Party's Partnership Units if, after giving effect to the requested Redemption, such Tendering Party would continue to hold less than one thousand (1,000) Partnership Units.

(ii) Each Tendering Party (a) may effect a Redemption only once in each Six-month Period (unless the restriction contained in this Section 11.1(e)(ii) is waived by the General Partner in its sole and absolute discretion) and (b) may not effect a Redemption during the period after the Partnership Record Date with respect to a distribution hereunder and before the record date established by the General Partner for a distribution to its shareholders of some or all of its portion of such Partnership distribution.

(iii) Notwithstanding anything herein to the contrary, with respect to any Redemption or acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, in the event that the General Partner gives notice to all Limited Partners (but excluding the Special Limited Partner and any Assignees) then owning Partnership Interests (a "Primary Offering Notice") that Essex desires to effect an offering (whether or not underwritten and whether or not a public or private placement) of REIT Shares or other securities of Essex, commencement of the actions denoted in Section 11.1(d) hereof as to a Public Offering Funding with respect to any Notice of Redemption thereafter received, whether or not the Tendering Party is a Limited Partner, may be delayed, at the option of the General Partner until the earlier of (a) the completion of the offering or (b) ninety (90) days following the giving of the Primary Offering Notice.

(iv) Without the consent of the General Partner (which may be given or withheld in its sole and absolute discretion), no Tendering Party may effect a Redemption within ninety (90) days following the closing of any prior Public Offering Funding.

(v) The consummation of such Redemption (or an acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, as the case may be) shall be subject to the expiration or termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

(vi) The Tendering Party shall continue to hold all Partnership Units subject to any Redemption, and be treated as a Limited Partner or an Assignee, as applicable, with respect such Partnership Units for all purposes of this Agreement, until such Partnership Units are either paid for by the Partnership pursuant to Section 11.1(a) hereof or transferred to Essex and paid for by the issuance of the REIT Shares, pursuant to Section 11.1(b) hereof, on the Specified Redemption Date. Until a Specified Redemption Date and an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, the Tendering Party shall have no rights as a shareholder of Essex with respect to the REIT Shares issuable in connection with such acquisition.

For purposes of determining  compliance with the  restrictions set forth in this
Section 11.1(e), all Partnership Units beneficially owned by a Related Party of a Tendering Party shall be considered to be owned or held by such Tendering Party.

(f) (In connection with an exercise of Redemption rights pursuant to this Section 11.1, the Tendering Party shall submit the following to the General Partner, in addition to the Notice of Redemption:

(i) (iA written affidavit, dated the same date as, and accompanying, the Notice of Redemption, (a) disclosing the actual and constructive ownership, as determined for purposes of Code Sections 856(a)(6) and 856(h), of REIT Shares by
(i) such Tendering Party and (ii) any Related Party and (b) representing that, after giving effect to the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, neither the Tendering Party nor any Related Party will own REIT Shares in excess of any ownership limitations set forth in the Charter;

(ii) A written representation that neither the Tendering Party nor any Related Party has any intention to acquire any additional REIT Shares prior to the closing of the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof on the Specified Redemption Date; and

(iii) (iiiAn undertaking to certify, at and as a condition to the closing of (i) the Redemption or (ii) the acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof on the Specified Redemption Date, that either (a) the actual and constructive ownership of REIT Shares by the Tendering Party and any Related Party remain unchanged from that disclosed in the affidavit required by
Section 11.1(f)(i) or (b) after giving effect to the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, neither the Tendering Party nor any Related Party shall own REIT Shares in violation of the Ownership Limit.

11.2 PARTNERSHIP RIGHT TO CALL LIMITED PARTNER INTEREST. Notwithstanding any other provision of this Agreement, on and after the date on which the aggregate Partnership Units of the Limited Partners (other than the Special Limited Partner) constitute less than twenty-five percent (25%) of the aggregate Partnership Units of all Partners, the Partnership shall have the right, but not the obligation, from time to time and at any time to redeem any and all outstanding Partnership Interests of the Limited Partners (other than the Special Limited Partner) by treating any Limited Partner (other than the Special Limited Partner) as a Tendering Party who has delivered a Notice of Redemption pursuant to Section 11.1 hereof for the amount of Partnership Units to be specified by the General Partner, in its sole and absolute discretion, by notice to such Limited Partner that the Partnership has elected to exercise its rights under this Section 11.2. Such notice given by the General Partner to a Limited Partner pursuant to this Section 11.2 shall be treated as if it were a Notice of Redemption delivered to the General Partner by such Limited Partner. For purposes of this Section 11.2, (a) any Limited Partner (whether or not otherwise a Qualifying Party) may, in the General Partner's sole and absolute discretion, be treated as a Qualifying Party that is a Tendering Party and (b) the provisions of Sections 11.1(c), 11.1(e)(i), 11.1(e)(ii), and 11.1.(e)(iv) hereof shall not apply, but the remainder of Section 11.1 hereof (including, without limitation, the rights of the General Partner under Section 11.1(b) hereof) shall apply with such adjustments as shall be necessary in the circumstances. Notwithstanding the foregoing, the Partnership shall have no rights pursuant to this Section 11.2 prior to January 1, 2016.

11.3 OTHER REDEMPTIONS. Notwithstanding the provisions of Section 11.1 hereof, nothing in this Agreement shall preclude the redemption of any Partnership Interest of a Limited Partner or Partnership Units by the Partnership upon such terms and conditions as may be negotiated between the Limited Partner or Assignee holding such Limited Partner's Partnership Interest or Partnership Units, on the one hand, and the General Partner, on the other hand, in their sole and absolute discretion. Such a redemption may include, without limitation, the payment of cash by the Partnership to the Limited Partner or Assignee, in a lump sum or in installments, or the distribution in kind of Partnership assets to such Limited Partner or Assignee (which assets may be encumbered), including assets to be designated by the Limited Partner or Assignee and acquired (with or without debt financing) by the Partnership. Upon any such redemption, the Partnership Units and Partnership Interest redeemed shall be cancelled and Exhibit A shall be amended as appropriate to reflect such redemption. In effecting any such redemption by negotiated agreement, none of the Partnership, the General Partner, the Limited Partner and the Assignee, as the case may be, shall incur any liability to any other Unitholder or have any duty to offer the same or similar terms for redemption of any other Partnership Interest or Partnership Units.

                                   ARTICLE XII

                             Arbitration of Disputes

12.1 ARBITRATION. Notwithstanding anything to the contrary contained in this Agreement, all claims, disputes and controversies between the parties hereto (including, without limitation, any claims, disputes and controversies between the Partnership and any one or more of the Partners and any claims, disputes and controversies between any one or more Partners) arising out of or in connection with this Agreement or the Partnership created hereby, relating to the validity, construction, performance, breach, enforcement or termination thereof, or otherwise, shall be resolved by binding arbitration in San Francisco, California, in accordance with California Civil Procedure Code Sections 1280 et seq. (other than Section 1283.05), this Article XII and, to the extent not inconsistent with this Article XII (other than the reference in this Article to Sections of the California Civil Procedure Code), the Expedited Procedures and

Commercial Arbitration Rules of the American Arbitration Association (the "Arbitration Rules").

12.2 PROCEDURES. Any arbitration called for by this Article XII shall be conducted in accordance with the following procedures:

(a) The Partnership or any Partner (the "Requesting Party") may demand arbitration pursuant to Section 12.1 hereof at any time by giving written notice of such demand (the "Demand Notice") to all other Partners and (if the Requesting Party is not the Partnership) to the Partnership which Demand Notice shall describe in reasonable detail the nature of the claim, dispute or controversy.

(b) Within fifteen (15) days after the giving of a Demand Notice, the Requesting Party, on the one hand, and each of the other Partners and/or the Partnership against whom the claim has been made or with respect to which a dispute has arisen (collectively, the "Responding Party"), on the other hand, shall select and designate in writing to the other party one reputable, disinterested individual (a "Qualified Individual") willing to act as an arbitrator of the claim, dispute or controversy in question. Each of the Requesting Party and the Responding Party shall use its best efforts to select a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof), having at least ten (10) years experience in real estate partnership matters, having no affiliation with any of the parties as its respective Qualified Individual. Within fifteen (15) days after the foregoing selections have been made, the arbitrators so selected shall jointly select a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the third Qualified Individual willing to act as an arbitrator of the claim, dispute or controversy in question (the "Third Arbitrator"). In the event that the two arbitrators initially selected are unable to agree on the Third Arbitrator within the second fifteen (15) day period referred to above, then, on the application of either party, the American Arbitration Association shall promptly select and appoint a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the Qualified Individual to act as the Third Arbitrator in accordance with the terms of the Arbitration Rules. The three arbitrators selected pursuant to this subsection (b) shall constitute the arbitration panel for the arbitration in question.

(c) The presentations of the parties hereto in the arbitration proceeding shall be commenced and completed within sixty (60) days after the selection of the arbitration panel pursuant to subsection (b) above, and the arbitration panel shall render its decision in writing within thirty (30) days after the completion of such presentations. Any decision concurred in by any two (2) of the arbitrators shall constitute the decision of the arbitration panel, and unanimity shall not be required. If a decision concurred in by at least two (2) of the arbitrators is not rendered within such thirty (30) day period, then each of the parties shall select a new Qualified Individual willing to act as an arbitrator and a new arbitration proceeding shall commence in accordance with this Article XII.

(d) The arbitration panel shall have the discretion to include in its decision a direction that all or part of the attorneys' fees and costs of any party or parties and/or the costs of such arbitration be paid by any other party or parties. On the application of a party before or after the initial decision of the arbitration panel, and proof of its attorneys' fees and costs, the arbitration panel shall order the other party to make any payments directed pursuant to the preceding sentence.

(e) The Third Arbitrator shall have the right in its discretion to authorize the obtaining of discovery, including the taking of depositions of witnesses for the purpose of discovery.

(f) At the request of any party, the arbitrators shall make and provide to the parties written findings of fact and conclusions of law.

12.3 BINDING CHARACTER. Any decision rendered by the arbitration panel pursuant to this Article XII shall be final and binding on the parties hereto, and judgment thereon may be entered by any state or federal court of competent jurisdiction.

12.4 EXCLUSIVITY. Arbitration shall be the exclusive method available for resolution of claims, disputes and controversies described in Section 12.1 hereof, and the Partnership and its Partners stipulate that the provisions hereof shall be a complete defense to any suit, action, or proceeding in any court or before any administrative or arbitration tribunal with respect to any such claim, controversy or dispute. The provisions of this Article XII shall survive the dissolution of the Partnership.

12.5 NO ALTERATION OF AGREEMENT. Nothing contained herein shall be deemed to give the arbitrators any authority, power or right to alter, change, amend, modify, add to, or subtract from any of the provisions of this Partnership Agreement.

                                  ARTICLE XIII

                               General Provisions

13.1 NOTICES. All notices, offers or other communications required or permitted to be given pursuant to this Agreement shall be in writing and may be personally served, telecopied or sent by United States mail and shall be deemed to have been given when delivered in person, upon receipt of telecopy or three business days after deposit in United States mail, registered or certified, postage prepaid, and properly addressed, by or to the appropriate party. For purposes of this Section 13.1, the addresses of the parties hereto shall be as set forth in attached Exhibit A. The address of any Limited Partner may be changed by a notice in writing given to the General Partner or the Special Limited Partner in accordance with the provisions hereof, and the address of the General Partner and the Special Limited Partner may be changed by a notice in writing given to each of the Limited Partners in accordance with the provisions hereof.

13.2 SUCCESSORS. This Agreement and all the terms and provisions hereof shall be binding upon and shall inure to the benefit of all Partners, and their legal representatives, heirs, successors and permitted assigns, except as expressly herein otherwise provided.

13.3 EFFECT AND INTERPRETATION. This Agreement shall be governed by and construed in conformity with the laws of the State of California.

13.4 COUNTERPARTS. This Agreement may be executed in counterparts, each of which shall be an original, but all of which shall constitute one and the same instrument.

13.5 PARTNERS NOT AGENTS. Except as specifically provided herein, nothing contained herein shall be construed to constitute any Partner the agent of another Partner, or in any manner to limit the Partners in the carrying on of their own respective businesses or activities.

13.6 ENTIRE UNDERSTANDING; ETC. This Agreement constitutes the entire agreement and understanding among the Partners and supersedes any prior understandings and/or written or oral agreements among them respecting the subject matter within.

13.7 AMENDMENTS. The General Partner is hereby authorized, without the consent of the Limited Partners, to amend this Agreement, including, without limitation, Exhibit A attached hereto to reflect (i) the admission of any substituted
Limited Partner or Additional Limited Partner into the Partnership or the withdrawal of any Limited Partner from the Partnership, or (ii) any adjustment to the Percentage Interests, Partnership Units or Capital Accounts of the Partners in connection with any of the actions described in clause (i) above,
Section 4.3, or elsewhere in this Agreement. Except as provided in the previous sentence, this Agreement may not be amended, and no provision benefiting the General Partner or the Special Limited Partner may be waived, except by a written instrument signed by the General Partner and the Special Limited Partner (and Essex to the extent provided in Section 13.16) and (except as provided in Article IV and Article IX), and, if the Limited Partners (other than the Special Limited Partner) collectively own forty percent (40%) or more of the Partnership

Units, a Majority-In-Interest of the Limited Partners, except that this Agreement may not be amended to alter the priority of distributions or to decrease any Limited Partner's Percentage Interest (except pursuant to a provision of this Agreement other than this Section 13.7) without the consent of all of the affected Limited Partners (regardless of the size of their collective Partnership Unit ownership).

13.8 SEVERABILITY. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid by a court of competent jurisdiction, the remainder of this Agreement, or the application of such provision to persons or circumstances other than those to which it is held invalid by such court, shall not be affected thereby.

13.9 TRUST PROVISION. This Agreement, to the extent executed by the trustee of a trust, is executed by such trustee solely as trustee and not in a separate capacity. Nothing herein contained shall create any liability on, or require the performance of any covenant by, any such trustee individually, nor shall anything contained herein subject the individual personal property of any trustee to any liability.

13.10 PRONOUNS AND HEADINGS. As used herein, all pronouns shall include the masculine, feminine and neuter, and all defined terms shall include the singular and plural thereof whatever the context and facts require such construction. The headings, titles and subtitles herein are inserted for convenience of reference only and are to be ignored in any construction of the provisions hereof. Any references in this Agreement to "including" shall be deemed to mean "including without limitation".

13.11 ASSURANCES. Each of the Partners shall hereafter execute and deliver such further instruments and do such further acts and things as may be required or useful to carry out the intent and purpose of this Agreement and as are not inconsistent with the terms hereof.

13.12 TAX CONSEQUENCES. Each Partner acknowledges and agrees that he or she has relied fully upon the advice of its own legal counsel and/or accountant in determining the tax consequences of this Agreement and the transactions contemplated hereby and not upon any representations or advice by the General Partner or by any other Partner.

13.13 SECURITIES REPRESENTATIONS. Each Limited Partner hereby represents and warrants to the Partnership and the General Partner that

(a) such Limited Partner understands the risks of, and other considerations relating to accepting the Partnership Units in connection with its contribution of property to the Partnership.

(b) such Limited Partner is an "accredited investor" as defined in Rule 501 under the Securities Act, and by reason of its business and financial experience, together with the business and financial experience of those persons, if any, retained by it to represent or advise it with respect to the transactions contemplated by this Agreement, (a) has such knowledge, sophistication and experience in financial and business matters and in making investment decisions of this type, and it is capable of evaluating the merits and risks of an investment in the Partnership and of making an informed investment decision, (b) is capable of protecting its own interest or has engaged representatives or advisors to assist it in protecting its interest, and
(c) is capable of bearing the economic risk of such investment.

(c) such Limited Partner understands that an investment in the Partnership involves substantial risks. Each Limited Partner has been given the opportunity to make a thorough investigation of the proposed activities of the Partnership. Each Limited Partner has been afforded the opportunity to obtain any information deemed necessary by such Limited Partner. Each Limited Partner confirms that all documents, records, and book pertaining to its investment in the Partnership and requested by such Limited Partner have been made available or delivered to such Limited Partner. Each Limited Partner has had an opportunity to ask questions of and receive answers from the Partnership, or from a person or persons acting on the Partnership's behalf, concerning the terms and conditions of the transactions contemplated by this Agreement and its acquisition of Partnership Units. Each Limited Partner has relied upon, and is making its investment decisions, solely upon such information as has been provided to such Limited Partner in writing by the Partnership.

(d) The Partnership Units issued or to be issued to each Limited Partner by the Partnership will be held or acquired by such Limited Partner for its own account for investment only and not with a view to, or with any intention of, a distribution or resale thereof, in whole or in part, or the grant of any participation therein, without prejudice, however, to such Limited Partner's right (subject to the terms of this Agreement) at all times to sell or otherwise dispose of all or any part of its Partnership Units under an exemption from such registration available under the Securities Act and applicable state securities laws, and subject, nevertheless, to the disposition of its assets being at all times within its control. Each Limited Partner was not formed for the specific purpose of acquiring an interest in the Partnership.

Each Limited Partner agrees and acknowledges that (i) the Partnership Units issued or to be issued to such Limited Partner have not been registered under the Securities Act or state securities laws by reason of a specific exemption or exemptions from registration under the Securities Act and applicable state securities laws and, if such Partnership Units are represented by certificates, such certificates will bear a legend to such effect; (ii) the Partnership's reliance on such exemptions is predicated in part on the accuracy and completeness of the representations, warranties and covenants of such Limited Partner contained herein; (iii) such Partnership Units, therefore, cannot be resold unless registered under the Securities Act and applicable state securities laws, or unless an exemption from registration is available; (iv) there is no public market for such Partnership Units; (v) notwithstanding anything to the contrary set forth in this Agreement, Partnership Units issued to such Limited Partner may not be Transferred unless the General Partner determines that the Transfer of the same is a valid private placement under applicable federal and state securities laws; and (vi) the Partnership has no obligation or intention to register such Partnership Units for resale under the Securities Act or any state securities laws or to take any action that would make available any exemption from the registration requirements of such laws. Each Limited Partner hereby acknowledges that because of the restrictions on Transfer of such Partnership Units to be issued hereunder, such Limited Partner may have to bear the economic risk of the investment commitment evidenced by this Agreement for an indefinite period of time.

13.14 ORIGINAL GENERAL PARTNER REPRESENTATIONS. Each of the Current General Partners, hereby, jointly and severally, represents and warrants to the General Partner, the Special Limited Partner and the Partnership, as of the date hereof, as follows:

(a) There is no litigation pending or, after due and diligent inquiry, to the best of such Current General Partner's knowledge, threatened, (i) against the Partnership, or (ii) any of the Current General Partners relating to the operation or management of the Partnership or any of the Partnership's current or prior assets.

(b) The Partnership is a limited partnership duly organized, validly existing and in good standing under the laws of the State of California. This Agreement will not violate any provision of any agreement or judicial or administrative order to which the Partnership or its current or prior assets are subject. The Partnership and its operations are (and have at all times in the past been) in compliance with all applicable laws.

(c) There are no outstanding (i) liabilities, debts, obligations or responsibilities of the Partnership (including, without limitation, debts owed by the Partnership to any of the Partners or any other Person), or (ii) written or oral agreements to which the Partnership is subject or its assets bound, which have not been disclosed to the General Partner, in writing, prior to the date hereof.

(d) None of the Current General Partners is or has been the subject of any Bankruptcy.

13.15 POWER OF ATTORNEY. Each Limited Partner and each Assignee hereby irrevocably constitutes and appoints the General Partner, any Liquidating Trustee, and authorized officers and attorneys-in-fact of each, and each of those acting singly, in each case with full power of substitution, as its true and lawful agent and attorney-in-fact, coupled with an interest, with full power and authority in its name, place and stead to:

(1) execute, swear to, seal, acknowledge, deliver, file and record in the appropriate public offices (a) all certificates, documents and other instruments (including, without limitation, this Agreement and the Certificate and all amendments, supplements or restatements thereof) that the General Partner or the Liquidating Trustee deems appropriate or necessary to form, qualify or continue the existence or qualification of the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability to the extent provided by applicable law) in the State of California and in all other jurisdictions in which the Partnership may conduct business or own property; (b) all instruments that the General Partner deems appropriate or necessary to reflect any amendment, change, modification or restatement of this Agreement in accordance with its terms; (c) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reflect the dissolution and liquidation of the Partnership pursuant to the terms of this Agreement, including, without limitation, a certificate of cancellation; (d) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reflect the distribution or exchange of assets of the Partnership pursuant to the terms of this Agreement; (e) all instruments relating to the dissolution, liquidation or winding up of the Partnership or the admission, withdrawal, removal or substitution of any Partner or any of the other events described in, Article VIII, Article IX or Section 13.7 hereof or the Capital Contribution of any Partner; and (f) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges relating to Partnership Interests; and

(2) execute, swear to, acknowledge and file all ballots, consents, approvals, waivers, certificates and other instruments appropriate or necessary, in the sole and absolute discretion of the General Partner, to make, evidence, give, confirm or ratify any vote, consent, approval, agreement or other action that is made or given by the Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole and absolute discretion of the General Partner, to effectuate the terms or intent of this Agreement.

Nothing contained herein shall be construed as authorizing the General Partner to amend this Agreement except in accordance with this Article XIII hereof or as may be otherwise expressly provided for in this Agreement.

The foregoing power of attorney is hereby declared to be irrevocable and a special power coupled with an interest, in recognition of the fact that each of the Limited Partners and Assignees will be relying upon the power of the General Partner to act as contemplated by this Agreement in any filing or other action by it on behalf of the Partnership, and it shall survive and not be affected by the subsequent Incapacity of any Limited Partner or Assignee and the Transfer of all or any portion of such Limited Partner's or Assignee's Partnership Units or Partnership Interest and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the General Partner, acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee hereby waives any and all defenses that may be available to contest, negate or disaffirm the action of the General Partner, taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the General Partner or the Liquidating Trustee, within fifteen (15) days after receipt of the General Partner's or the Liquidating Trustee's request therefor, such further designation, powers of attorney and other instruments as the General Partner or the Liquidating Trustee, as the case may be, deems necessary to effectuate this Agreement and the purposes of the Partnership.

13.16 THIRD PARTY BENEFICIARY. Essex is and is hereby deemed a third party beneficiary of this Agreement to the extent of the option granted to Essex pursuant to Section 11.1(b) hereof and the other rights granted to Essex hereunder, and Essex shall have the right to directly enforce such option and all other rights provided to Essex pursuant to this Agreement. Neither Section
7.13 (nor the definition of "REIT Requirements"), Section 9.4 nor Section 11.1 (nor the definition of "Charter") shall be modified in any manner without Essex's prior written consent in Essex's sole discretion.

13.17 COSTS OF AGREEMENT. All costs incurred in connection with the preparation and execution of this Agreement shall be paid by the Partnership.

         IN WITNESS WHEREOF, this Agreement is hereby entered into among the undersigned Partners as of the date first written above.

GENERAL PARTNER:
ESSEX MANAGEMENT CORPORATION,
a California corporation



By: ________________________________________________

Name:_______________________________________________

Its: _______________________________________________



SPECIAL LIMITED
PARTNER:
ESSEX PORTFOLIO, L.P., a
California limited partnership

By: ESSEX PROPERTY TRUST, INC., a
    Maryland corporation



By: __________________________________________

Name: _________________________________________

Its: __________________________________________

LIMITED PARTNERS:


NOTICE: BY EXECUTING THIS AGREEMENT YOU ARE AGREEING TO HAVE ANY DISPUTE ARISING OUT OF THE MATTERS INCLUDED IN THE "ARBITRATION OF DISPUTES" PROVISION IN
ARTICLE XII (THE "ARBITRATION PROVISION") DECIDED BY NEUTRAL ARBITRATION AS PROVIDED BY SUCH ARBITRATION PROVISION AND BY CALIFORNIA LAW AND YOU ARE GIVING UP ANY RIGHTS YOU MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL EXCEPT AS SPECIFICALLY INCLUDED IN THE ARBITRATION PROVISION. BY EXECUTING THIS AGREEMENT YOU ARE GIVING UP YOUR JUDICIAL RIGHTS TO DISCOVERY AND APPEAL, UNLESS THOSE RIGHTS ARE SPECIFICALLY INCLUDED IN THE ARBITRATION PROVISION. IF YOU REFUSE TO SUBMIT TO ARBITRATION AFTER AGREEING TO THE ARBITRATION PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER THE AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. YOUR AGREEMENT TO THE ARBITRATION PROVISION IS VOLUNTARY.

THE UNDERSIGNED HAS READ AND UNDERSTANDS THE FOREGOING AND AGREES TO SUBMIT DISPUTES ARISING OUT OF THE MATTERS INCLUDED IN THE ARBITRATION PROVISION TO NEUTRAL ARBITRATION.

/s/ George M. Marcus                                 /s/ Donald V. Baptist
George M. Marcus                                     Donald V. Baptist

/s/ James Fuqua                                      /s/ Bernard Lopez
James Fuqua                                          Bernard Lopez

/s/ Lloyd Harper                                     /s/ Williams Revocable
Lloyd Harper                                         Williams Revocable Trust

/s/ J.F. & A.E. O'Mara Trust                         /s/ Ann M. Barry Trust
J.F. & A.E. O'Mara Trust                             Ann M. Barry Trust

/s/ FBO Berghorn Trust                               /s/ George B. Prozan
FBO Berghorn Trust                                   George B. Prozan

/s/ Sylvia J. Prozan                                 /s/ Jack Kundin
Sylvia J. Prozan                                     Jack Kundin

/s/ Edwin E. Murphy                                  /s/ John Mihalov
Edwin E. Murphy                                      John Mihalov

/s/ Harold Collard                                   /s/ David White
Harold Collard                                       David White

/s/ Colleen White                                    /s/ Mayo Family Revocable
Colleen White                                        Mayo Family Revocable Trust

/s/ May Li Fair                                      /s/ Fayanna Petzoldt
May Li Fair                                          Fayanna Petzoldt

/s/ Ronald Iverson                                   /s/ Barry Needman
Ronald Iverson                                       Barry Needman

/s/ Philip E. Gahr                                   /s/ Jean C. Baptist
Philip E. Gahr                                       Jean C. Baptist

/s/ Anne C. Prozan                                   /s/ C&R Burnett Living
Anne C. Prozan                                       C&R Burnett Living Trust

Rene Marasigan, M.D. and
Ramona Marasigan 4/86 Trust                          /s/ Craig Zimmerman
Rene Marasigan, M.D. and                             Craig Zimmerman
Ramona Marasigan 4/86 Trust

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western-Riviera, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit A:     Partners and Addresses

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western-Riviera, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit B:     Examples Regarding Adjustment Factor

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western-Riviera, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit C:     Notice of Redemption

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western-Riviera, a California Limited Partnership Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners listed on the signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit E:     Allocations

          FOURTH AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                           WESTERN-RIVIERA INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           ---------------------------


THE LIMITED PARTNERSHIP INTERESTS REFERRED TO HEREIN HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR, UNLESS IT HAS BEEN CONFIRMED TO YOU IN WRITING, WITH ANY STATE REGULATORY AGENCY. THESE LIMITED PARTNERSHIP INTERESTS MUST BE ACQUIRED FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND, EXCEPT AS SPECIFICALLY PROVIDED IN THIS PARTNERSHIP AGREEMENT, MAY NOT BE MORTGAGED, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED OR OFFERED TO BE SO TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH LIMITED PARTNERSHIP INTERESTS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND THE REGULATIONS PROMULGATED PURSUANT THERETO AND ANY APPLICABLE STATE LAW (UNLESS EXEMPT THEREFROM), AND WITHOUT COMPLIANCE WITH THE REQUIREMENTS SET FORTH IN THIS PARTNERSHIP AGREEMENT.

NO STATE OR FEDERAL SECURITY COMMISSIONERS OR STATE OR FEDERAL REGULATORY AGENCIES HAVE PASSED UPON THE VALUE OF THE SECURITIES, NOR HAVE THEY APPROVED OR DISAPPROVED THE OFFERING. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

                            * * * * * * * * * * * * *

                                TABLE OF CONTENTS


ARTICLE I DEFINITIONS; ETC.....................................................1

1.1  Definitions...............................................................1
1.2  Exhibit, Etc.............................................................16

ARTICLE II ORGANIZATION.......................................................16

2.1 Continuation of Partnership...............................................16
2.2  Name.....................................................................16
2.3  Character of the Business................................................16
2.4  Partnership Only for Purposes Specified..................................17
2.5  Location of the Principal Place of Business..............................17
2.6  Agent for Service of Process.............................................17
2.7  Admission of New General Partner; Removal of Existing General Partners...17
2.8  Certificates of Ownership................................................17

ARTICLE III TERM..............................................................18

3.1  Commencement.............................................................18
3.2  Termination..............................................................18

ARTICLE IV CONTRIBUTIONS TO CAPITAL...........................................18

4.1  General Partner and Special Limited Partner Capital Contributions........18
4.2  Limited Partner Capital Contributions....................................18
4.3  Additional Funds.........................................................18
4.4  Contributions of Property................................................19
4.5  No Third Party Beneficiary...............................................20
4.6  No Interest; No Return...................................................20

ARTICLE V CONCURRENT TRANSACTIONS.............................................20

5.1  Concurrent Transactions..................................................20

ARTICLE VI ALLOCATIONS AND OTHER TAX AND ACCOUNTING MATTERS...................20

6.1  Allocations..............................................................20
6.2  Distributions............................................................20
6.3  Withholding..............................................................21
6.4  Books of Account.........................................................21
6.5  Reports..................................................................21
6.6  [Intentionally Omitted]..................................................22
6.7  Tax Elections and Returns................................................22
6.8  Tax Matters Partner......................................................22

ARTICLE VII RIGHTS, DUTIES AND RESTRICTIONS OF THE GENERAL PARTNER............23

7.1  Expenditures by Partnership..............................................23
7.2  Powers and Duties of General Partner.....................................23
7.3  Major Decisions..........................................................26
7.4  Actions with Respect to Certain Documents................................26
7.5  Other Business of General Partner and Special Limited Partner............27
7.6  Contracts With Affiliates................................................27
7.7  Proscriptions............................................................27
7.8  Additional Partners......................................................28
7.9  Title Holder.............................................................28
7.10  Compensation of the General Partner.....................................28

7.11  Waiver and Indemnification..............................................28
7.12  Contracts With Controlled Entities......................................29
7.13  Operation in Accordance with REIT Requirements..........................29

ARTICLE VIII DISSOLUTION, LIQUIDATION AND WINDING-UP..........................30

8.1  Liquidating Events.......................................................30
8.2  Accounting...............................................................30
8.3  Distribution on Dissolution..............................................31
8.4  Timing Requirements......................................................31
8.5  Sale of Partnership Assets...............................................31
8.6  Distributions in Kind....................................................32
8.7  Documentation of Liquidation.............................................32
8.8  Liability of the Liquidating Trustee.....................................32

ARTICLE IX TRANSFER OF PARTNERSHIP INTERESTS..................................32

9.1  General Partner and Special Limited Partner Transfers....................32
9.2  Transfers by Limited Partners............................................33
9.3  Issuance of Additional Partnership Interests and Admittance of Additional
     Partners.................................................................34
9.4  Restrictions on Transfer.................................................34

ARTICLE X RIGHTS AND OBLIGATIONS OF THE LIMITED PARTNERS......................35

10.1  No Participation in Management..........................................35
10.2  Bankruptcy of a Limited Partner and Certain Other Events................35
10.3  No Withdrawal...........................................................35
10.4  Duties and Conflicts....................................................36

ARTICLE XI GRANT OF RIGHTS TO LIMITED PARTNERS................................36

11.1  Grant of Rights.........................................................36
11.2  Partnership Right to Call Limited Partner Interest......................40
11.3  Other Redemptions.......................................................41

ARTICLE XII ARBITRATION OF DISPUTES...........................................41

12.1  Arbitration.............................................................41
12.2  Procedures..............................................................42
12.3  Binding Character.......................................................43
12.4  Exclusivity.............................................................43
12.5  No Alteration of Agreement..............................................43

ARTICLE XIII GENERAL PROVISIONS...............................................44

13.1  Notices.................................................................44
13.2  Successors..............................................................44
13.3  Effect and Interpretation...............................................44
13.4  Counterparts............................................................44
13.5  Partners Not Agents.....................................................44
13.6  Entire Understanding; Etc...............................................44
13.7  Amendments..............................................................44
13.8  Severability............................................................45
13.9  Trust Provision.........................................................45
13.10  Pronouns and Headings..................................................45
13.11  Assurances.............................................................45
13.12  Tax Consequences.......................................................45
13.13  Securities Representations.............................................45
13.14  Original General Partner Representations...............................47

13.15  Power of Attorney......................................................47
13.16  Third Party Beneficiary................................................48
13.17  Costs of Agreement.....................................................49




                                                     EXHIBITS

A        Partners and Addresses
B        Examples Regarding Adjustment Factor
C        Notice of Redemption
D        Intentionally Omitted
E        Allocations

                           FOURTH AMENDED AND RESTATED

                        AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                           WESTERN-RIVIERA INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP


                               ------------------

          FOURTH AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                         WESTERN SAN JOSE III INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP


     THIS FOURTH AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP is made and entered into as of the 1st day of January, 1997, by and among the undersigned parties.

                              W I T N E S S E T H:

         WHEREAS, pursuant to that certain Third Amended and Restated Agreement of Limited Partnership entered into as of March 6, 1985 (the "Original Agreement"), the parties to the Original Agreement continued Western San Jose III Investors, a California limited partnership (the "Partnership"), pursuant to the Uniform Limited Partnership Act of California, subject to the terms and conditions of the Original Agreement; and

         WHEREAS, the parties, hereto, constituting all of the partners in the Partnership, hereby desire to amend, restate and supersede the Original Agreement in its entirety, pursuant to the terms and conditions hereof.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereto, intending legally to be bound, hereby amend, restate and supersede the Original Agreement, in its entirety, to provide as follows:
                                    ARTICLE I

                                Definitions; Etc.

1.1 DEFINITIONS. Except as otherwise herein expressly provided, the following terms and phrases shall have the meanings set forth below:

                         "ACCOUNTANTS"   shall   mean   the  firm  or  firms  of
                    independent certified public accountants selected by the General Partner on behalf of the Partnership.

                         "ACQUISITION  COST" shall have the meaning set forth in
                    Section 4.1 hereof.

                         "ACT"  shall  mean  the  California   Revised   Limited
                    Partnership Act, California Corporations Code Sections 15611, et seq., as the same may hereafter be amended from time to time.

                         "ADDITIONAL INTERESTS" shall have the meaning set forth
                    in Section 9.3 hereof.

                         "ADDITIONAL  PARTNER"  shall have the meaning set forth
                    in Section 9.3 hereof.

                         "ADJUSTED  CAPITAL  ACCOUNT  DEFICIT" shall mean,  with
                    respect to any Limited Partner, the deficit balance, if any, in such Partner's Capital Account as of the end of any relevant fiscal year and after giving effect to the following adjustments:

(a) credit to such Capital Account any amounts which such Partner is obligated or treated as obligated to restore with respect to any deficit balance in such Capital Account pursuant to Section 1.704-1(b)(2)(ii)(c) of the Regulations, or is deemed to be obligated to restore with respect to any deficit balance pursuant to the penultimate sentences of Sections 1.704-2(g)(1) and 1.704-2(i)(5) of the Regulations; and

(b)  debit  to  such   Capital   Account   the  items   described   in  Sections
1.704-1(b)(2)(ii)(d)(4), (5) and (6) of the Regulations.

The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the requirements of the alternate test for economic effect contained in Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

                         "ADJUSTMENT  DATE"  shall have the meaning set forth in
                    Section 4.3(a)(ii) hereof.

                         "ADJUSTMENT FACTOR" means 1.0; provided,  however, that
                    in the event that:

(a) Essex (as hereinafter defined) (i) declares or pays a dividend on the outstanding REIT Shares (as hereinafter defined) in REIT Shares or makes a distribution to all holders of its outstanding REIT Shares in REIT Shares, (ii) splits or subdivides its outstanding REIT Shares or (iii) effects a reverse stock split or otherwise combines its outstanding REIT Shares into a smaller number of REIT Shares, the Adjustment Factor shall be adjusted by multiplying the Adjustment Factor previously in effect by a fraction, (1) the numerator of which shall be the number of REIT Shares issued and outstanding on the record date for such dividend, distribution, split, subdivision, reverse split or combination (assuming for such purposes that such dividend, distribution, split, subdivision, reverse split or combination has occurred as of such time) and (2) the denominator of which shall be the actual number of REIT Shares (determined without the above assumption) issued and outstanding on the record date for such dividend, distribution, split, subdivision, reverse split or combination;

(b) Essex distributes any rights, options or warrants to all holders of its REIT Shares to subscribe for or to purchase or to otherwise acquire REIT Shares (or other securities or rights convertible into, exchangeable for or exercisable for REIT Shares) at a price per share less than the Value of a REIT Share on the record date for such distribution (each a "Distributed Right"), then the Adjustment Factor shall be adjusted by multiplying the Adjustment Factor previously in effect by a fraction, (i) the numerator of which shall be the number of REIT Shares issued and outstanding on the record date plus the maximum number of REIT Shares purchasable under such Distributed Rights, and (ii) the denominator of which shall be the number of REIT Shares issued and outstanding on the record date plus a fraction, (1) the numerator of which is the maximum number of REIT Shares purchasable under such Distributed Rights times the minimum purchase price per REIT Share under such Distributed Rights, and (2) the denominator of which is the Value of a REIT Share as of the record date; provided, however, that, if any such Distributed Rights expire or become no longer exercisable, then the Adjustment Factor shall be adjusted, effective retroactive to the date of distribution of the Distributed Rights, to reflect a reduced maximum number of REIT Shares or any change in the minimum purchase price for the purposes of the above fractions; or

(c) Essex shall, by dividend or otherwise, distribute to all holders of outstanding REIT Shares evidences of its indebtedness or assets (including securities, but excluding any dividend or distribution referred to in subsection
(a) above), which evidences of indebtedness or assets relate to assets not received by Essex pursuant to a pro rata distribution by the Partnership, then the Adjustment Factor shall be adjusted to equal the amount determined by multiplying the Adjustment Factor in effect immediately prior to the close of business on the date fixed for determination of shareholders entitled to receive such distribution by a fraction, (i) the numerator shall be the Value on the date fixed for such determination and (ii) the denominator shall be the Value on the dated fixed for such determination less the then fair market value (as determined by Essex, whose determination shall be conclusive) of the portion of the evidences of indebtedness or assets so distributed applicable to one REIT Share.

Any adjustments to the Adjustment Factor shall become effective immediately after the effective date of such event, retroactive to the record date, if any, for such event; provided, however, that any Limited Partner may waive, by written notice to the General Partner, the effect of any adjustment which results in an increase (but not a decrease) to the Adjustment Factor applicable to the Partnership Units held by such Limited Partner, and, thereafter, such adjustment will not be effective as to such Partnership Units. For illustrative purposes only, examples of adjustments to the Adjustment Factor are set forth on Exhibit B attached hereto.

                         "ADMINISTRATIVE    EXPENSES"   shall   mean   (i)   all
                    administrative and operating costs and expenses incurred by the Partnership, and (ii) those administrative costs and expenses of the General Partner and the Special Limited Partner, including salaries paid to officers of the General Partner and the Special Limited Partner, and accounting and legal expenses undertaken by the General Partner and the Special Limited Partner on behalf or for the benefit of the Partnership.

                         "AFFILIATE" shall mean, with respect to any Partner (or
                    as to any other person the  affiliates  of whom are relevant for purposes of any of the  provisions  of this  Agreement),
                    (i) any member of the Immediate Family of such Partner; (ii) any trustee or beneficiary of a Partner; (iii) any legal representative, successor, or assignee of any Person referred to in the preceding clauses (i) and (ii); (iv) any trustee for the benefit of any Person referred to in the preceding clauses (i) through (iii); or (v) any Entity which directly or indirectly through one or more intermediaries, Controls, is Controlled by, or is under common Control with, any Person referred to in the preceding clauses (i) through
                    (iv).

                         "AGREEMENT" shall mean this Fourth Amended and Restated
                    Agreement of Limited Partnership, as originally executed and as amended, modified, supplemented or restated from time to time, as the context requires.

                         "APPLICABLE  PERCENTAGE"  has the  meaning set forth in
                    Section 11.1(b) hereof.

                         "ARBITRATION RULES" shall have the meaning set forth in
                    Section 12.1 hereof.

                         "ASSIGNEE"  shall  mean a  Person  to whom  one or more
                    Partnership Units have been Transferred in a manner permitted under this Agreement, but who has not become a Substituted Limited Partner.

                         "AVAILABLE CASH" shall mean, with respect to any fiscal
                    period of the Partnership, the excess, if any, of "Receipts" over "Expenditures." For purposes hereof, the term "Receipts" means the sum of all cash receipts of the Partnership from all sources for such period, (x) including
                    (i) Net Sale Proceeds and Net Financing Proceeds and (ii) any amounts held as reserves as of the last day of such period which the General Partner reasonably deems to be in excess of necessary reserves as determined below, and (y) excluding Capital Contributions. The term "Expenditures" means the sum of (a) all cash expenses of the Partnership for such period, (b) the amount of all payments of principal and interest on account of any indebtedness of the Partnership including payments of principal and interest on account of Partner Loans, or amounts due on such indebtedness during such period, (c) any amount distributed or paid in redemption of Partnership Units pursuant to
                    Article XI hereof, including, without limitation, any Cash Amount paid, and (d) such additional cash reserves as of the last day of such period as the General Partner deems necessary for any capital or operating expenditure permitted hereunder, but excluding all amounts payable under the clauses (a), (b), (c) and (d) above with the proceeds of Capital Contributions, as determined by the General Partner.

                         "BANKRUPTCY"  shall mean,  with respect to any Partner,
                    (i) the commencement by such Partner of any proceeding seeking relief under any provision or chapter of the federal Bankruptcy Code or any other federal or state law relating to insolvency, bankruptcy or reorganization, (ii) an adjudication that such Partner is insolvent or bankrupt;
                    (iii) the entry of an order for relief under the federal Bankruptcy Code with respect to such Partner, (iv) the filing of any such petition or the commencement of any such case or proceeding against such Partner, unless such petition and the case or proceeding initiated thereby are dismissed within ninety (90) days from the date of such filing, (v) the filing of an answer by such Partner admitting the allegations of any such petition, (vi) the appointment of a trustee, receiver or custodian for all or substantially all of the assets of such Partner unless such appointment is vacated or dismissed within ninety (90) days from the date of such appointment but not less than five (5) days before the proposed sale of any assets of such Partner,
                    (vii) the insolvency of such Partner or the execution by such Partner of a general assignment for the benefit of creditors, (viii) the failure of such Partner to pay its debts as they mature, (ix) the levy, attachment, execution or other seizure of all or substantially all of the assets of such Partner where such seizure is not discharged within thirty (30) days thereafter, or (x) the admission by such Partner in writing of its inability to pay its debts as they mature or that it is generally not paying its debts as they become due.

                         "CAPITAL  ACCOUNT"  shall  mean,  with  respect  to any
                    Partner, the separate "book" account which the Partnership shall establish and maintain for such Partner in accordance with Section 704(b) of the Code and Section 1.704-1(b)(2)(iv) of the Regulations and such other provisions of Section 1.704-1(b) of the Regulations that must be complied with in order for the Capital Accounts to be determined in accordance with the provisions of said

                    Regulations. In furtherance of the foregoing, the Capital Accounts shall be maintained in compliance with Section 1.704-1(b)(2)(iv) of the Regulations; and the provisions hereof shall be interpreted and applied in a manner consistent therewith. In the event that any Partnership Interest is transferred in accordance with the terms of this Agreement, the Capital Account, at the time of the transfer, of the transferor attributable to the transferred interest shall carry over to the transferee.

                         "CAPITAL  CONTRIBUTION" shall mean, with respect to any
                    Partner, the amount of money and the initial Gross Asset Value of any property other than money contributed by such Partner to the Partnership pursuant to the terms of this Agreement (net of liabilities secured by such property that the Partnership is considered to assume or take subject to under Section 752 of the Code). Gross Asset Value shall be calculated as provided herein.

                         "CASH  AMOUNT" means (1) the lesser of (A) an amount of
                    cash equal to the product of (i) the product of (a) the Value of a REIT Share and (b) the REIT Shares Amount determined as of the applicable Valuation Date, and (ii) 0.98, or (B) in the case of a Declination followed by a Public Offering Funding, the Public Offering Funding Amount, plus (2) all accrued but unpaid distributions, if any, with respect to the Tendered Units, pursuant to Section 6.2(b).

                         "CERTIFICATE"  shall  mean the  Certificate  of Limited
                    Partnership establishing the Partnership, as filed with the office of the California Secretary of State, as the same has been amended and may be amended from time to time in accordance with the terms of the Original Agreement, this Agreement and the Act.

                         "CHARTER"   means  the   Articles  of   Amendment   and
                    Restatement of Essex filed with the Maryland State Department of Assessments and Taxation on July 5, 1995, as amended, supplemented or restated from time to time.

                         "CODE" shall mean the Internal Revenue Code of 1986, as
                    amended from time to time.

                         "CONSENT  OF THE  LIMITED  PARTNERS"  means the written
                    consent of a Majority-In-Interest of the Limited Partners, which Consent shall be obtained prior to the taking of any action for which it is required by this Agreement and may be given or withheld by a Majority-In-Interest of the Limited Partners, unless otherwise expressly provided herein, in their sole and absolute discretion.

                         "CONTRIBUTED FUNDS" shall have the meaning set forth in
                    Section 4.3(a)(ii) hereof.

                         "CONTRIBUTED PROPERTY" shall have the meaning set forth
                    in Section 4.1 hereof.

                         "CONTROL" shall mean the ability, whether by the direct
                    or indirect ownership of shares or other equity interests, by contract or otherwise, to elect a majority of the directors of a corporation, to select the managing partner of a partnership, or otherwise to select, or have the power to remove and then select, a majority of those persons exercising governing authority over an Entity. In the case of a limited partnership, the sole general partner, all of the general partners to the extent each has equal management control and authority, or the managing general partner or managing general partners thereof shall be deemed to have control of such partnership and, in the case of a trust, any trustee thereof or any Person having the right to select any such trustee shall be deemed to have control of such trust.

                         "CONTROLLED  ENTITY"  shall mean,  with  respect to any
                    Limited Partner or Person, any Entity which directly or indirectly Controls, is Controlled by, or is under common Control with, such Limited Partner or Person.

                         "CURRENT  GENERAL  PARTNERS" shall have the meaning set
                    forth in Section 2.7 hereof.

                         "CUT-OFF  DATE"  means the tenth  (10th)  business  day
                    after  the  General   Partner's   receipt  of  a  Notice  of
                    Redemption.

                         "DECLINATION"  has the  meaning  set  forth in  Section
                    11.1(d) hereof.

                         "DEMAND  NOTICE"  shall have the  meaning  set forth in
                    Section 12.2 hereof.

                         "DEPRECIATION" shall mean, with respect to any asset of
                    the Partnership for any fiscal year or other period, the depreciation, depletion or amortization, as the case may be, allowed or allowable for Federal income tax purposes in respect of such asset for such fiscal year or other period; provided, however, that if there is a difference between the Gross Asset Value and the adjusted tax basis of such asset, Depreciation shall mean "book depreciation, depletion or amortization" as determined under Section 1.704-1(b)(2)(iv)(g)(3) of the Regulations.

                         "DISTRIBUTED  RIGHT" has the  meaning  set forth in the
                    definition of "Adjustment Factor."

                         "ENTITY"  shall mean any general  partnership,  limited
                    partnership, limited liability partnership, limited liability company, corporation, joint venture, trust, business trust, cooperative or association.

                         "ERISA"  shall  mean  the  Employee  Retirement  Income
                    Security Act of 1974, as amended from time to time (or any corresponding provisions of succeeding laws).

                         "ESSEX"  shall  mean  Essex  Property  Trust,  Inc.,  a
                    Maryland corporation, the general partner of the Special Limited Partner.

                         "EXCHANGE  ACT" means the  Securities  Exchange  Act of
                    1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

                         "EXPENDITURES"  shall have the meaning set forth in the
                    definition of Available Cash.

                         "FISCAL  YEAR"  shall  mean  the  fiscal  year  of  the
                    Partnership, which shall be the calendar year.

                         "FUNDING  DATE"  shall  mean the date on which  (i) the
                    General Partner or the Special Limited Partner makes a Partner Loan, or (ii) the Partnership receives Contributed Funds pursuant to Section 4.3(a)(ii) hereof.

                         "FUNDING  LOAN  PROCEEDS"   shall  mean  the  net  cash
                    proceeds received by the General Partner or the Special Limited Partner, as applicable, in connection with any Funding Loan, after deduction of all costs and expenses incurred by the General Partner or the Special Limited
                    Partner,  as  applicable,  in  connection  with such Funding
                    Loan.

                         "FUNDING   LOAN(S)"   shall  mean  any   borrowing   or
                    refinancing of borrowings by or on behalf of the General Partner or the Special Limited Partner, as applicable, from any Person (including, without limitation, the General Partner and the Special Limited Partner) for the purpose of advancing the Funding Loan Proceeds to the Partnership as a loan pursuant to Section 4.3(a)(i) hereof.

                         "GENERAL   PARTNER"   shall   mean   Essex   Management
                    Corporation, a California corporation, its duly admitted successors and assigns and any other Person who is a general partner of the Partnership at the time of reference thereto.

                         "GROSS  ASSET  VALUE"  shall mean,  with respect to any
                    asset of the Partnership, such asset's adjusted basis for Federal income tax purposes, except as follows:

(a) the Gross Asset Value of any asset contributed to the Partnership by a Partner shall be the gross fair market value of such asset as determined by the General Partner, in its reasonable discretion, provided that the General Partner's determination of the gross fair market value of any asset pursuant to this paragraph (a) shall be deemed reasonable unless contested by the contributing Partner (i) within sixty (60) days after such determination, with respect to contributions by existing Partners, or (ii) prior to the contributing Partner's execution of any document admitting such Partner as a Partner in the Partnership, with respect to new Partners;

(b) if the General Partner reasonably determines that an adjustment is necessary or appropriate to reflect the relative economic interests of the Partners, the Gross Asset Values of all Partnership assets shall be adjusted to equal their respective gross fair market values, as reasonably determined by the General Partner, as of the following times:

(i) a Capital Contribution (other than a de minimis Capital Contribution) to the Partnership by the General Partner or a new or existing Limited Partner as consideration for a Partnership Interest;

(ii) the distribution by the Partnership to a Partner of more than a de minimis amount of Partnership property as consideration for the redemption of a Partnership Interest;

(iii) the liquidation of the Partnership within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations; and

(iv) at such other times as the General Partner shall reasonably determine necessary or advisable in order to comply with Regulations Sections 1.704-1(b) and 1.704-2.

(c) the Gross Asset Values of Partnership assets distributed to any Partner shall be the gross fair market values of such assets (taking Section 7701(g) of the Code into account) as determined by the General Partner, in its reasonable discretion, as of the date of distribution, provided that the General Partner's determination of the gross fair market value of any asset pursuant to this paragraph (c) shall be deemed reasonable unless contested within sixty (60) days after such distribution; and

(d) the Gross Asset Values of Partnership assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Section 734(b) or 743(b) of the Code, but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Section 1.704-1(b)(2)(iv)(m) of the Regulations (see attached Exhibit E); provided, however, that Gross Asset Values shall not be adjusted pursuant to this paragraph to the extent that the General Partner reasonably determines that an adjustment pursuant to paragraph (b) above is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this paragraph (d).

At all times, Gross Asset Values shall be adjusted by any Depreciation taken into account with respect to the Partnership's assets for purposes of computing Net Income and Net Loss. Any adjustment to the Gross Asset Values of Partnership property shall require an adjustment to the Partners' Capital Accounts; as for the manner in which such adjustments are allocated to the Capital Accounts, see paragraph (c) of the definition of Net Income and Net Loss in the case of adjustment by Depreciation, and paragraph (e) of said definition in all other cases.

                         "IMMEDIATE  FAMILY MEMBER" shall mean,  with respect to
                    any Person that is an individual, such Person's spouse, parents, parents-in-law, aunts, uncles, descendants, nephews, nieces, brothers, sisters, brothers-in-law, sisters-in-law and children-in-law, provided that the General Partner has been (a) notified of such individual and
                    (b) provided with any and all documentation reasonably requested by the General Partner to verify that such individual is an Immediate Family Member.

                         "LIEN"  shall  mean  any  liens,   security  interests,
                    mortgages, deeds of trust, charges, claims, encumbrances, pledges, options, rights of first offer or first refusal and any other rights or interests of others of any kind or nature, actual or contingent, or other similar encumbrances of any nature whatsoever.

                         "LIMITED  PARTNERS"  shall  mean  the  Special  Limited
                    Partner and those Persons listed under the heading "Limited Partners" on the signature page hereto in their respective capacities as limited partners of the Partnership or any Person who, at the time of reference thereto, is a limited partner of the Partnership (including, without limitation, all Additional Partners and Substituted Limited Partners); provided, however, that "Limited Partners" does not include any Assignee or any unpermitted transferee of a Limited Partner's Partnership Units.

                         "LIQUIDATING EVENT" shall have the meaning set forth in
                    Section 8.1 hereof.

                         "LIQUIDATING  TRUSTEE"  shall mean such  individual  or
                    Entity as is selected as the Liquidating Trustee hereunder by the General Partner (or, in the event that there is no remaining General Partner, an individual or Entity elected by a Majority-in-Interest of the Limited Partners), which individual or Entity may include an Affiliate of the General Partner, provided such Liquidating Trustee agrees in writing to be bound by the terms of this Agreement. The Liquidating Trustee shall be empowered to give and receive notices, reports and payments in connection with the dissolution, liquidation and/or winding-up of the Partnership and shall hold and exercise such other rights and powers as are necessary or required to permit all parties to deal with the Liquidating Trustee in connection with the dissolution, liquidation and/or winding-up of the Partnership.

                         "MAJOR  DECISIONS"  shall have the meaning set forth in
                    Section 7.3 hereof.

                         "MAJORITY-IN-INTEREST  OF THE LIMITED  PARTNERS"  shall
                    mean Limited Partner(s) (other than the Special Limited Partner) who hold in the aggregate more than fifty percent (50%) of the aggregate Partnership Units of all Limited Partners (other than the Special Limited Partner).

                         "MINIMUM GAIN ATTRIBUTABLE TO PARTNER NONRECOURSE DEBT"
                    shall mean "partner nonrecourse debt minimum gain" as determined in accordance with Regulation Section 1.704-2(i)(2).

                         "NET FINANCING  PROCEEDS"  shall mean the cash proceeds
                    received by the Partnership in connection with any borrowing or refinancing of borrowing by or on behalf of the Partnership (whether or not secured), after deduction of all costs and expenses incurred by the Partnership in connection with such borrowing, and after deduction of that portion of such proceeds used to repay any other indebtedness of the Partnership, or any interest or premium thereon.

                         "NET INCOME OR NET LOSS"  shall  mean,  for each fiscal
                    year or other applicable period, an amount equal to the Partnership's net income or loss for such year or period as determined for federal income tax purposes by the Accountants, determined in accordance with Section 703(a) of the Code (for this purpose, all items of income, gain, loss or deduction required to be stated separately pursuant to
                    Section 703(a) of the Code shall be included in taxable income or loss), with the following adjustments: (a) by including as an item of gross income any tax-exempt income received by the Partnership; (b) by treating as a deductible expense any expenditure of the Partnership described in
                    Section 705(a)(2)(B) of the Code (including amounts paid or incurred to organize the Partnership (unless an election is made pursuant to Code Section 709(b)) or to promote the sale of interests in the Partnership and by treating deductions for any losses incurred in connection with the sale or exchange  of  Partnership  property  disallowed  pursuant to
                    Section 267(a)(1) or Section 707(b) of the Code as expenditures described in Section 705(a)(2)(B) of the Code);
                    (c) in lieu of depreciation, depletion, amortization, and other recovery deductions taken into account in computing total income or loss, there shall be taken into account Depreciation; (d) gain or loss resulting from any disposition of Partnership property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of such property rather than its adjusted tax basis; and (e) in the event of an adjustment of the Gross Asset Value of any Partnership asset which requires that the Capital Accounts of the Partnership be adjusted pursuant to Regulation
                    Section 1.704-1(b)(2)(v)(e), (f) and (m), the amount of such adjustment is to be taken into account as additional Net Income or Net Loss pursuant to attached Exhibit E.

                         "NET SALE PROCEEDS" means the cash proceeds received by
                    the Partnership in connection with a sale of any asset by or on behalf of the Partnership after deduction of any costs or expenses incurred by the Partnership, or payable specifically out of the proceeds of such sale (including, without limitation, any repayment of any indebtedness required to be repaid as a result of such sale or which the General Partner elects to repay out of the proceeds of such sale, together with accrued interest and premium, if any, thereon and any sales commissions or other costs and expenses due and payable to any Person in connection with a sale, including to a Partner or its Affiliates).

                         "NONRECOURSE  DEDUCTIONS"  shall have the  meaning  set
                    forth in Sections 1.704-2(b)(1) and (c) of the Regulations.

                         "NONRECOURSE  LIABILITIES"  shall have the  meaning set
                    forth in Section 1.704-2(b)(3) of the Regulations.

                         "NOTICE OF  REDEMPTION"  means the Notice of Redemption
                    substantially in the form of Exhibit C attached to this Agreement.

                         "ORIGINAL  AGREEMENT"  means that certain Third Amended
                    and  Restated  Agreement  of  Limited   Partnership  of  the
                    Partnership entered into as of March 6, 1985.

                         "PARTNER  LOAN"  shall  have the  meaning  set forth in
                    Section 4.3(a)(i) hereof.

                         "PARTNER NONRECOURSE DEDUCTIONS" shall have the meaning
                    set forth in Section 1.704-2(i)(2) of the Regulations.

                         "PARTNERS" shall mean the General Partner,  the Special
                    Limited Partner and the other Limited Partners.

                         "PARTNERSHIP"  means  the  limited  partnership  formed
                    pursuant to the Original Agreement, as the same is amended, restated and superseded hereby and as hereby constituted, as such limited partnership may from time to time in the future be constituted.

                         "PARTNERSHIP   INTEREST"   shall  mean  the   ownership
                    interest of a Partner in the Partnership from time to time, including each Partner's Percentage Interest and such

                    Partner's  Capital  Account.   Wherever  in  this  Agreement
                    reference is made to a particular Partner's Partnership Interest, it shall be deemed to refer to such Partner's Percentage Interest and shall include the proportionate amount of such Partner's other interests in the Partnership which are attributable to or based upon the Partner's Partnership Interest.

                         "PARTNERSHIP  MINIMUM  GAIN" shall have the meaning set
                    forth in Section 1.704-2(b)(2) of the Regulations.

                         "PARTNERSHIP  RECORD  DATE"  shall mean the record date
                    established by the General Partner for the distribution of Available Cash pursuant to Section 6.2 hereof, which record date shall generally be the same as the record date established by the General Partner for a distribution to its shareholders of some or all of its portion of such distribution.

                         "PARTNERSHIP  UNIT" shall mean a fractional,  undivided
                    share of the Partnership Interests of all Partners issued pursuant to the terms of this Agreement. The number of Partnership Units held by the Partners shall be as indicated on attached Exhibit A, as the same may be modified from time to time.

                         "PERCENTAGE  INTEREST"  shall mean, with respect to any
                    Partner, the undivided percentage ownership interest of such Partner in the Partnership, which interest shall be determined by dividing the number of Partnership Units owned by such Partner by the total number of Partnership Units outstanding.

                         "PERSON" shall mean any individual or Entity.

                         "PREFERRED RETURN PER UNIT" means

(a) as to a Limited Partner (other than the Special Limited Partner, except with respect to any Partnership Units contributed to the Special Limited Partner by Essex) or its Assignee (including, without limitation, Essex following the acquisition of Tendered Units pursuant to Section 11.1(b) hereof), the amount provided on Exhibit A with respect to each Partnership Unit held by such Limited Partner; or

(b) in the case of each additional Partnership Unit issued in exchange for additional Capital Contributions as provided in Section 4.3, the amount provided on Exhibit A with respect to the Partner to whom such Partnership Unit is issued.

The Preferred Return Per Unit, being determined with regard to the Partnership's income, shall not constitute a "guaranteed payment" under Code Section 707(c).

                         "PRIMARY  OFFERING NOTICE" has the meaning set forth in
                    Section 11.1(e)(iii) hereof.

                         "PROPERTY" OR "PROPERTIES" shall mean any real property
                    in which the Partnership, directly or indirectly, acquires any ownership leasehold or other interest.

                         "PUBLIC OFFERING  FUNDING" has the meaning set forth in
                    Section 11.1(d)(ii) hereof.

                         "PUBLIC  OFFERING  FUNDING  AMOUNT"  means  the  dollar
                    amount equal to (i) the product of (x) the number of Registrable Shares sold in a Public Offering Funding and (y) the public offering price per share of such Registrable Shares in such Public Offering Funding, less (ii) the aggregate underwriting discounts, and commissions and other expenses incurred by Essex in such Public Offering Funding.

                         "QUALIFIED INDIVIDUAL" shall have the meaning set forth
                    in Section 12.2(b) hereof.

                         "QUALIFYING  PARTY" means (a) a Limited  Partner (other
                    than the Special Limited Partner, an Additional Partner or a Substituted Limited Partner), (b) an Additional Partner or a Substituted Limited Partner (unless the terms of such Additional Partner's or such Substituted Limited Partner's admission to the Partnership otherwise provide), or (c) an Immediate Family Member of a Qualifying Party, or a lending institution as the pledgee of a pledge of Partnership Interests, who is the transferee in a Transfer permitted by this Agreement.

                         "REDEMPTION"  has the  meaning  set  forth  in  Section
                    11.1(a) hereof.

                         "REGISTRABLE  SHARES"  has the  meaning  set  forth  in
                    Section 11.1(d)(ii) hereof.

                         "REGISTRATION  RIGHTS  AGREEMENT"  means  that  certain
                    Registration Rights Agreement dated as of even date herewith by and among Essex and, among others, the Limited Partners (other than the Special Limited Partner).

                         "REGULATIONS"  shall  mean  the  final,   temporary  or
                    proposed Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

                         "REGULATORY  ALLOCATIONS"  shall have the  meaning  set
                    forth in attached Exhibit E.

                         "REIT"  shall mean a real  estate  investment  trust as
                    defined in Section 856 of the Code.

                         "REIT REQUIREMENTS" shall have the meaning set forth in
                    Section 6.2 hereof.

                         "REIT SHARE" shall mean one share of the common  stock,
                    par value $.0001 per share, of Essex Property Trust, Inc.

                         "REIT  SHARES  AMOUNT"  means a number  of REIT  Shares
                    equal to the  product of (a) the number of  Tendered  Units,
                    (b) the Adjustment Factor and (c) the applicable Specific Adjustment Factor, if any, taking into account any applicable Specific Adjustment Limitations, if any; provided, however, that, in the event that Essex issues to all holders of REIT Shares as of a certain record date rights, options, warrants or convertible or exchangeable securities entitling Essex's shareholders to subscribe for or purchase REIT Shares, or any other securities or property (collectively, the "Rights"), with the record date for such Rights issuance falling within the period starting on the date of the Notice of Redemption and ending on the day immediately preceding the Specified Redemption Date, which Rights will not be distributed before the relevant Specified Redemption Date, then the REIT Shares Amount shall also include such Rights that a holder of that number of REIT Shares would be entitled to receive, expressed, where relevant hereunder, in a number of REIT Shares determined by the General Partner in good faith.

                         "RELATED PARTY" shall mean, with respect to any Person,
                    any other Person whose ownership of shares of Essex's capital stock would be attributed to the first such Person under Code Section 544 (as modified by Code Section 856(h)(1)(B)).

                         "REQUESTING  PARTY" shall have the meaning set forth in
                    Section 12.2(a) hereof.

                         "REQUIRED  FUNDS"  shall have the  meaning set forth in
                    Section 4.3 hereof.

                         "RESPONDING  PARTY" shall have the meaning set forth in
                    Section 12.2(b) hereof.

                         "RIGHTS"  shall  have  the  meaning  set  forth  in the
                    definition of "REIT Shares Amount."

                         "SEC"  shall  mean the  United  States  Securities  and
                    Exchange Commission.

                         "SECTION  704(C) TAX ITEMS"  shall have the meaning set
                    forth in attached Exhibit E.

                         "SECURITIES ACT" shall mean the Securities Act of 1933,
                    as amended.

                         "SINGLE  FUNDING  NOTICE"  has the meaning set forth in
                    Section 11.1(d)(iii) hereof.

                         "SIX-MONTH  PERIOD" shall mean a 180-day period (or, as
                    to a particular Qualifying Party, such shorter period as the General Partner may, in its sole and absolute discretion, agree to in writing) ending on the 180th day after (i) the date hereof, with respect to Limited Partners of the Partnership as of the date hereof (other than the Special Limited Partner), and (ii) with respect to Persons becoming Qualifying Parties subsequent to the date hereof, either (x) the admission of such Qualifying Party as a Limited Partner in the Partnership or (y) the Transfer of Partnership Units to such Qualifying Party, and on each 180th day thereafter (or, in the case of a period shorter than 180 days, such other period as may be agreed to by the General Partner in writing).

                         "SPECIAL  LIMITED  PARTNER" shall mean Essex Portfolio,
                    L.P., a California limited partnership, its duly admitted successors and assigns.

                         "SPECIFIC  ADJUSTMENT  FACTOR"  means,  as to a Limited
                    Partner or its Assignee, the amount specified as such on Exhibit A with respect to such Limited Partner; provided, however, that, if no such amount is specified on Exhibit A, the Specific Adjustment Factor shall be 1.0. The Specific Adjustment Factor need not be the same for each Limited Partner and Assignee.

                         "SPECIFIC  ADJUSTMENT   LIMITATIONS"  means,  as  to  a
                    Limited Partner or its Assignee, the limitations and restrictions, if any, specified as such on Exhibit A with respect to such Limited Partner. The Specific Adjustment Limitations need not be the same for each Limited Partner and Assignee.

                         "SPECIFIED  REDEMPTION DATE" means the later of (a) the
                    eleventh (11th) business day after the receipt by the General Partner of a Notice of Redemption (or in the case of a purchase by Essex pursuant to Section 11.1(b) hereof, the thirtieth (30th) day after such receipt), or (b) in the case of a Declination followed by a Public Offering Funding, the business day next following the date of the closing of the Public Offering Funding; provided, however, that the Specified Redemption Date, as well as the closing of a Redemption, or an acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, on any Specified Redemption Date, may be deferred, in the General Partner's sole and absolute discretion, for such time (but in any event not more than one hundred eighty (180) days in the aggregate) as may reasonably be required to effect, as applicable, (i) any necessary funding arrangements, (ii) compliance with the Securities Act or other law (including, but not limited to, (a) state "blue sky" or other securities laws and (b) the expiration or termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (iii) compliance with any and all requirements set forth in the Charter relating to such transaction, and (iv) satisfaction or waiver of other commercially reasonable and customary closing conditions and requirements for a transaction of such nature.

                         "SUBSTITUTED LIMITED PARTNER" shall mean a "substituted
                    limited partner" as such term is defined in Section 15519 of the Act.

                         "TAX  ITEMS"  shall  have  the  meaning  set  forth  in
                    attached Exhibit E.

                         "TENDERED  UNITS" has the  meaning set forth in Section
                    11.1(a) hereof.

                         "TENDERING  PARTY" has the meaning set forth in Section
                    11.1(a) hereof.

                         "THIRD  ARBITRATOR" shall have the meaning set forth in
                    Section 12.2 hereof.

                         "TRADING  DAY" shall mean a day on which the  principal
                    national securities exchange on which the Common Stock is listed or admitted to trading is open for the transaction of business or, if the Common Stock is not listed or admitted to trading on any national securities exchange, shall mean any day other than a Saturday, a Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

                         "TRANSFER,"  when used with  respect  to a  Partnership
                    Unit or all or any portion of a Partnership Interest, means any sale, assignment, bequest, conveyance, devise, gift (outright or in trust), pledge, encumbrance, hypothecation, mortgage, exchange, transfer or other disposition or act of alienation, whether voluntary or involuntary or by operation of law; provided, however, that, when the term is used in
                    Article IX hereof, Transfer does not include (a) any Redemption of Partnership Units by the Partnership, or acquisition of Tendered Units from the Limited Partners by Essex, pursuant to Section 11.1 hereof or (b) any redemption of Partnership Units pursuant to Section 11.2 or Section
                    11.3 hereof. The terms "Transferred" and "Transferring" have correlative meanings.

                         "UNAUDITED  FINANCIAL  STATEMENTS" shall mean unaudited
                    financial statements (balance sheet, statement of income, statement of partners' equity and statement of cash flows) prepared with respect to the Partnership's operations.

                         "UNITHOLDER"  means the  General  Partner  or any other
                    holder of Partnership Units.

                         "VALUATION  DATE"  means (a) in the case of a tender of
                    Partnership Units for Redemption, two (2) business days after the date of receipt by the General Partner of a Notice of Redemption, (b) for the purposes of the Registration Rights Agreement, the date of delivery of a request under
                    Section 2(a) thereof, or (c) in any other case, the date specified in this Agreement.

                         "VALUE"  means,  on any Valuation  Date with respect to
                    one (1) REIT Share, the market price of such REIT Share on such Valuation Date (or if such Valuation Date is not a Trading Day, the immediately preceding Trading Day). The market price for any such Valuation Date shall be:

(1) if the REIT Shares are listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System, the closing price, regular way, on such day, or if no such sale takes place on such day, the average of the closing bid and asked prices on such day, in either case as reported in the principal consolidated transaction reporting system,

(2) if the REIT Shares are not listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System, the last reported sale price on such day or, if no sale takes place on such day, the average of the closing bid and asked prices on such day, as reported by a reliable quotation source designated by the General Partner, or

(3) if the REIT Shares are not listed or admitted to trading on any securities exchange or The Nasdaq Stock Market's National Market System and no such last reported sale price or closing bid and asked prices are available, the average of the reported high bid and low asked prices on such day, as reported by a reliable quotation source designated by the General Partner, or if there shall be no bid and asked prices on such day, the average of the high bid and low asked prices, as so reported, on the most recent day (not more than ten (10) days prior to the date in question) for which prices have been so reported; provided, however, that, if there are no bid and asked prices reported during the ten (10) days prior to the date in question, the Value of the REIT Shares shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate. In the event that the REIT Shares Amount includes Rights that a holder of REIT Shares would be entitled to receive, then the Value of such Rights shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers, in its reasonable judgment, appropriate.

1.2 EXHIBIT, ETC.References to "Exhibit" or to a "Schedule" are, unless otherwise specified, to one of the Exhibits or Schedules attached to this Agreement, and references to an "Article" or a "Section" are, unless otherwise specified, to one of the Articles or Sections of this Agreement. Each Exhibit and Schedule attached hereto and referred to herein is hereby incorporated herein by reference.

                                   ARTICLE II

                                  Organization

2.1 CONTINUATION OF PARTNERSHIP. The parties hereto do hereby continue the Partnership, provided that, from and after the date hereof, the Partnership shall be subject to the provisions of the Act, and all other pertinent laws of the State of California, subject to the terms and conditions hereinafter set forth. The Partners agree that the rights and liabilities of the Partners shall be as provided in the Act except as otherwise herein expressly provided. Promptly upon the execution and delivery hereof, the General Partner shall execute an amendment to the Certificate and file it with the Office of the Secretary of State of the State of California. A certified copy of the amendment to the Certificate shall be filed for record in each county in which the Partnership shall own real property or an interest therein, and the General Partner shall cause such other notice, instrument, document or certificate as may be required by applicable law, and which may be necessary to enable the Partnership to conduct its business and to own the Properties under the Partnership name, to be filed or recorded in all appropriate public offices. The General Partner shall execute and file with the Office of the Secretary of State of the State of California any further amendments to the Certificate required by law. A certified copy of each such amendment shall be filed by the General Partner for record in each county in which a copy of the Certificate has been filed for record.

2.2 NAME. The business of the Partnership shall be conducted under the name of "Western San Jose III Investors, a California limited partnership", or such other name as the General Partner may select, and all transactions of the Partnership, to the extent permitted by applicable law, shall be carried on and completed in such name.

2.3 CHARACTER OF THE BUSINESS. The purpose of the Partnership shall be to acquire, hold, own, develop, construct, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with Properties and ownership interests therein; to acquire, hold, own, develop, construct, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with real and personal property of all kinds, whether owned by the Partnership or otherwise; and to undertake such other activities as may be necessary, advisable, desirable or convenient to the business of the Partnership, and to engage in such other ancillary activities as shall be necessary or desirable to effectuate the foregoing purposes. The Partnership shall have all powers necessary or desirable to accomplish the purposes enumerated. In connection with the foregoing, but subject to all of the terms, covenants, conditions and limitations contained in this Agreement and any other agreement entered into by the Partnership, the Partnership shall have full power and authority, directly or indirectly, to enter into, perform and carry out contracts of any kind, to borrow money and to issue evidences of indebtedness, whether or not secured by mortgage, trust deed, pledge or other lien, and, directly or indirectly, to acquire and construct additional Properties necessary or useful in connection with its business, and to lend money secured by additional Properties and other real and personal property.

2.4 PARTNERSHIP ONLY FOR PURPOSES SPECIFIED. The Partnership shall be a limited partnership only for the purposes specified in Section 2.3 hereof, and this Agreement shall not be deemed to create a company, venture or partnership between or among the Partners with respect to any activities whatsoever other than the activities within the purposes of the Partnership as specified in
Section 2.3 hereof. Except as otherwise provided in this Agreement, no Partner shall have any authority to act for, bind, commit or assume any obligation or responsibility on behalf of the Partnership, its properties or any other Partner. No Partner, in its capacity as a Partner under this Agreement, shall be responsible or liable for any indebtedness or obligation of another Partner, nor shall the Partnership be responsible or liable for any indebtedness or obligation of any Partner, incurred either before or after the execution and delivery of this Agreement by such Partner, except as to those responsibilities, liabilities, indebtedness or obligations incurred pursuant to and as limited by the terms of this Agreement and the Act.

2.5 LOCATION OF THE PRINCIPAL PLACE OF BUSINESS. The location of the principal place of business of the Partnership shall be at 777 California Avenue, Palo Alto, California 94304, or such other location as shall be selected from time to time by the General Partner in its sole discretion.

2.6 AGENT FOR SERVICE OF PROCESS. The Partnership hereby appoints Jordan Ritter, Esq., whose address is 777 California Avenue, Palo Alto, California 94304, as its agent for service of process. Such agent may be changed from time to time by the General Partner in its sole discretion by filing an amendment to the Certificate.

2.7 ADMISSION OF NEW GENERAL PARTNER; REMOVAL OF EXISTING GENERAL PARTNERS. Effective the date hereof, the General Partner is hereby admitted as a general partner of the Partnership. Immediately thereafter, the general partners of the Partnership pursuant to the Original Agreement, George M. Marcus, Donald V. Baptist and James Fuqua (collectively, the "Current General Partners"), are hereby converted to limited partners and their interests in the partnership are hereby converted to Limited Partner Partnership Interests. Effective immediately thereafter, the sole general partner of the Partnership shall be the General Partner.

2.8 CERTIFICATES OF OWNERSHIP. In the sole discretion of the General Partner, each Partner's Partnership Units may be evidenced by one or more registered certificates of ownership, which certificates, if issued, shall be executed by the General Partner. Such certificates shall contain a legend evidencing the restrictions on transfer of the Partnership Interests, which legend shall be substantially similar to the legend contained on the cover page of this Agreement.

                                   ARTICLE III

                                      Term

3.1 COMMENCEMENT. The Partnership commenced on December 30, 1971.

3.2 TERMINATION. The Partnership shall continue until December 31, 2097, unless it is dissolved and wound up sooner pursuant to the provisions of Article VIII hereof or otherwise as provided by law.

                                   ARTICLE IV

                            Contributions to Capital

4.1 GENERAL PARTNER AND SPECIAL LIMITED PARTNER CAPITAL CONTRIBUTIONS. Each of the General Partner and the Special Limited Partner has contributed to the Partnership, as its initial contribution to the capital of the Partnership, the sum of Twenty-One Thousand Six Hundred Fifty Eight and No/100 Dollars ($21,658.00). The gross fair market value of any property in the future contributed by the General Partner or the Special Limited Partner to the Partnership ("Contributed Property"), other than money, shall be the Acquisition Cost of such Contributed Property. For purposes hereof, the "Acquisition Cost" of Contributed Property shall be the amount of such consideration, as reasonably determined by the General Partner plus, in either case, any costs and expenses incurred by the General Partner or the Special Limited Partner, as applicable, in connection with such acquisition or contribution; provided, however, that if the Contributed Property secures liabilities that the General Partner, the Special Limited Partner or the Partnership assumes or takes subject to and the consideration is not net of such liabilities, the Acquisition Cost shall be equal to such consideration less the amount of such liabilities, and provided further that if the General Partner or the Special Limited Partner, as applicable, has assumed such liabilities, the Partnership shall assume such liabilities of the General Partner or the Special Limited Partner, as applicable, concurrently with the contribution of such property to the Partnership or, if impossible, shall obligate itself to the General Partner or the Special Limited Partner, as applicable, in an amount and on terms equal to such liabilities.

4.2 LIMITED PARTNER CAPITAL CONTRIBUTIONS. Each of the Limited Partners (other than the Special Limited Partner) has contributed the cash or other assets in the amount set forth opposite such Limited Partner's name on Exhibit A.

4.3 ADDITIONAL FUNDS.

(a) If the Partnership requires funds ("Required Funds") for any proper Partnership purpose in excess of any other funds anticipated by the General Partner to be available to the Partnership (including through borrowings and prior Capital Contributions), the General Partner or the Special Limited Partner, as applicable, shall on the Funding Date, either:

(i) to the extent the General Partner or the Special Limited Partner borrows all or any portion of the Required Funds by entering into a Funding Loan, lend (the

"Partner Loan") to the Partnership the Funding Loan Proceeds on the same terms and conditions, including the effective interest rate, repayment schedule and costs and expenses, as shall be applicable with respect to or incurred in connection with the Funding Loan; or

(ii) the General Partner on behalf of the Partnership may, in its sole discretion, raise all or any portion of the Required Funds by making additional Capital Contributions and/or accepting additional Capital Contributions from any other Partners and/or other Persons in the amount of the Required Funds not loaned to the Partnership as General Partner Loans ("Contributed Funds") (hereinafter, each Funding Date on which the General Partner or such other Person so contributes Contributed Funds pursuant to this subparagraph (ii) is referred to as an "Adjustment Date"). In the event the General Partner, the Special Limited Partner, one or more of the other Limited Partners or other Persons advances Required Funds to the Partnership as Contributed Funds pursuant to this subparagraph (ii), the General Partner shall either (a) in the case of Partners (including the General Partner and the Special Limited Partner), increase such Partner's Partnership Units or (b) in the case of any other Person, admit such Person as an Additional Partner (in accordance with Section
9.3 hereof). Subject to the terms of this Section 4.3 and to the definition of "Gross Asset Value," the General Partner shall determine in good faith the amount, terms and conditions of such additional Capital Contributions; provided, however, that, in the case of an additional Capital Contribution by the General Partner or the Special Limited Partner, the Partnership shall issue to the General Partner or the Special Limited Partner, as applicable, the number of Partnership Units derived by dividing (1) the amount of the additional Capital Contribution (net of any liabilities assumed or taken subject to by the Partnership), by (2) the Value determined as of the date of such Capital Contribution. On the Adjustment Date with respect to any Contributed Funds, the Partnership Interests of the non-contributing Partners shall be equitably reduced.

(b) No Limited Partner (other than the Special Limited Partner) shall have any right under this Agreement to lend funds to the Partnership or to make additional capital contributions to the Partnership without the consent of the General Partner, in the General Partner's sole discretion.

(c) Notwithstanding anything contained herein to the contrary, the liability of the Limited Partners shall be limited to the aggregate amount of any Capital Contributions made by the Limited Partners pursuant to this Agreement. Except to the extent that additional Capital Contributions are unanimously approved by the Partners, the Limited Partners shall have no personal liability to contribute or lend money to, or in respect of, the liabilities or the obligations of the Partnership.

4.4 CONTRIBUTIONS OF PROPERTY. If at any time or from time to time the General Partner or the Special Limited Partner, as applicable, contributes to the Partnership any property other than money pursuant to the terms of this Agreement, the General Partner or the Special Limited Partner, as applicable, shall be deemed to have contributed to the Partnership as Contributed Funds pursuant to Section 4.3(a)(ii) hereof, including, for Capital Account purposes, an amount equal to the Acquisition Cost of such property as determined pursuant to Section 4.1 hereof, and the Percentage Interests of the Partners shall be redetermined in the manner provided in Section 4.3(a)(ii) hereof as of the date of such contribution.

4.5 NO THIRD PARTY BENEFICIARY. No creditor or other third party having dealings with the Partnership shall have the right to enforce the right or obligation of any Partner to make Capital Contributions or loans or to pursue any other right or remedy hereunder or at law or in equity, it being understood and agreed that the provisions of this Agreement shall be solely for the benefit of, and may be enforced solely by, the parties hereto and their respective successors and assigns. None of the rights or obligations of the Partners herein set forth to make Capital Contributions or loans to the Partnership shall be deemed an asset of the Partnership for any purpose by any creditor or other third party, nor may such rights or obligations be sold, transferred or assigned by the Partnership or pledged or encumbered by the Partnership to secure any debt or other obligation of the Partnership or of any of the Partners.

4.6 NO INTEREST; NO RETURN. No Partner shall be entitled to interest on its Capital Contribution or on such Partner's Capital Account. Except as provided herein or by law, no Partner shall have any right to demand or receive the return of its Capital Contribution from the Partnership.

                                    ARTICLE V

                             Concurrent Transactions

5.1 CONCURRENT TRANSACTIONS. Concurrently with the execution of this Agreement, the following events shall occur: the Partnership, the Limited Partners and/or the General Partner shall execute and deliver (and/or cause to be executed and delivered) such further instruments and undertake such further acts as may be necessary or desirable to carry out the intent and purposes of this Agreement and as are not inconsistent with the terms hereof.

                                   ARTICLE VI

                Allocations and Other Tax and Accounting Matters

6.1 ALLOCATIONS. The Net Income, Net Loss and/or other Partnership items shall be allocated pursuant to the provisions of attached Exhibit E.

6.2 DISTRIBUTIONS. The General Partner shall cause the Partnership to distribute all or a portion of Available Cash, as the General Partner in its sole discretion may determine, to the Unitholders from time to time as determined by the General Partner, but in any event not less frequently than quarterly, as follows:

(a) First, to the General Partner, one percent (1%) of the Available Cash available for distribution;

(b) Second, to each Unitholder, pari passu, an amount equal to the sum of (i) the product of (1) the Preferred Return Per Unit for such Unitholder (or its predecessor) for such quarter (or for such other period) and (2) the number of

Partnership Units held by such Unitholder as of the Partnership  Record Date and
(ii) any unpaid amounts previously distributable to such Unitholder (or its predecessor) under this Section 6.2(b); provided, however, that the amount distributable pursuant to clause (i) to any Additional Partner admitted to the Partnership in the quarter immediately preceding and ending with such Partnership Record Date shall be prorated based on the number of days that such Additional Partner was a Unitholder during such quarter; and

(c) Third, the balance, (i) ninety-nine percent (99%) to the Special Limited Partner and (ii) one percent (1%) to the Unitholders (including, without limitation, the General Partner, and the Special Limited Partner) in proportion to their Partnership Units as of the Partnership Record Date.

The General Partner in its sole and absolute discretion may distribute to the Unitholders Available Cash in accordance with the foregoing priorities on a more frequent basis and provide for an appropriate record date. The General Partner shall take such reasonable efforts, as determined by it in its sole and absolute discretion and consistent with Essex's qualification as a REIT, to cause the Partnership to distribute sufficient amounts to enable Essex, as the general partner of the Special Limited Partner, to pay shareholder dividends that will
(a) satisfy the requirements for Essex's continuing to qualify as a REIT under the Code and Regulations (the "REIT Requirements") and (b) avoid any federal income or excise tax liability of Essex.

6.3 WITHHOLDING. The General Partner may withhold taxes from any allocation or distribution to any Partner to the extent required by the Code or any other applicable law. For purposes of this Agreement, any taxes so withheld by the Partnership shall be deemed to be a distribution or payment to such Partner, reduce the amount otherwise distributable or allocable to such Partner pursuant to this Agreement and reduce the Capital Account of such Partner.

6.4 BOOKS OF ACCOUNT. At all times during the continuance of the Partnership, the General Partner shall maintain or cause to be maintained full, true, complete and correct books of account in accordance with generally accepted accounting principles wherein shall be entered particulars of all monies, goods or effects belonging to or owing to or by the Partnership, or paid, received, sold or purchased in the course of the Partnership's business, and all of such other transactions, matters and things relating to the business of the Partnership as are usually entered in books of account kept by persons engaged in a business of a like kind and character. In addition, the Partnership shall keep all records as required to be kept pursuant to the Act. The books and records of account shall be kept at the principal office of the Partnership, and each Partner shall at all reasonable times have access to such books and records and the right to inspect the same.

6.5 REPORTS. The General Partner shall cause to be submitted to the Limited Partners promptly upon preparation of the same and in no event later than April 1 of each year, copies of Unaudited Financial Statements prepared for the Partnership, together with the reports thereon, and all supplementary schedules and information. The Partnership shall also cause to be prepared such reports and/or information as are necessary for Essex to determine its qualification as a REIT and its compliance with REIT Requirements.

6.6 [Intentionally Omitted].

6.7 TAX ELECTIONS AND RETURNS. All elections required or permitted to be made by the Partnership under any applicable tax law shall be made by the General Partner in its sole discretion; provided, however, the General Partner shall file an election on behalf of the Partnership pursuant to Section 754 of the Code to adjust the basis of the Partnership property in the case of a transfer of a Partnership Interest, including transfers made in connection with the exercise of rights under Article XI hereof, made in accordance with the provisions of the Agreement. The General Partner shall cause the Accountants to prepare and file all state and federal tax returns on a timely basis. The General Partner shall cause the Accountants to prepare and submit to the Limited Partners on or before April 1 of each year for review all federal and state income tax returns of the Partnership. If a Majority-in-Interest of the Limited Partners determines that any modifications to the tax returns of the Partnership should be considered, such Limited Partners shall, within thirty (30) days following receipt of such tax returns from the Accountants or the General Partner, indicate to the Accountants the suggested revisions to the tax returns, which returns shall be resubmitted to the Limited Partners for their review (but not approval). The Limited Partners shall complete their review of the resubmitted returns within ten (10) days after receipt thereof from the Accountants or the General Partner. The General Partner shall consult in good faith with the Limited Partners regarding any proposed modifications to the tax returns of the Partnership. A statement of the allocation of Net Income or Loss of the Partnership shown on the annual income tax returns prepared by the Accountants shall be transmitted and delivered to the Limited Partners within ten (10) days of the receipt thereof by the Partnership. The General Partner shall be responsible for preparing and filing all federal and state tax returns for the Partnership and furnishing copies thereof to the Partners, together with required Partnership schedules showing allocations of tax items, all within the period of time prescribed by law.

6.8 TAX MATTERS PARTNER. The General Partner is hereby designated as the Tax Matters Partner within the meaning of Section 6231(a)(7) of the Code for the Partnership; provided, however, (i) in exercising its authority as Tax Matters Partner it shall be limited by the provisions of this Agreement affecting tax aspects of the Partnership; (ii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a Code Section 6227(b) administrative adjustment request with respect to the Partnership or a Property before filing such request, it being understood, however, that the provisions hereof shall not be construed to limit the ability of any Partner, including the General Partner, to file an administrative adjustment request on its own behalf pursuant to Section 6227(a) of the Code; (iii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a petition for judicial review of an administrative adjustment request under Section 6228 of the Code, or a petition for judicial review of a final partnership administrative judgment under Section 6226 of the Code relating to the Partnership before filing such petition; (iv) the General Partner shall give prompt notice to the Limited Partners of the receipt of any written notice that the Internal Revenue Service or any state or local taxing authority intends to examine Partnership income tax returns for any year, receipt of written notice of the beginning of an administrative proceeding at the Partnership level relating to the Partnership under Section 6223 of the Code, receipt of written notice of the final Partnership administrative adjustment relating to the

Partnership pursuant to Section 6223 of the Code, and receipt of any request from the Internal Revenue Service for waiver of any applicable statute of limitations with respect to the filing of any tax return by the Partnership; and
(v) the General Partner shall promptly notify the Limited Partners if the General Partner does not intend to file for judicial review with respect to the Partnership.

                                   ARTICLE VII

             Rights, Duties and Restrictions of the General Partner

7.1 EXPENDITURES BY PARTNERSHIP. The General Partner is hereby authorized to pay compensation for accounting, administrative, legal, technical, management and other services rendered to the Partnership. All of the aforesaid expenditures shall be made on behalf of the Partnership, and the General Partner shall be entitled to reimbursement by the Partnership for any expenditures incurred by it on behalf of the Partnership which shall be made other than out of the funds of the Partnership. The Partnership shall also assume, and pay when due, all Administrative Expenses.

7.2 POWERS AND DUTIES OF GENERAL PARTNER. The General Partner shall be responsible for the management of the Partnership's business and affairs. Subject solely to the limitations contained in Section 7.3 and Section 7.7 hereof, the General Partner shall have, and is hereby granted, full and complete power, authority and discretion to take such action for and on behalf of the Partnership and in its name as the General Partner shall, in its sole and absolute discretion, deem necessary or appropriate to carry out the purposes for which the Partnership was organized. Without limiting the generality of the foregoing, the General Partner shall have the right, power and authority:

(a) To manage, control, invest, reinvest, acquire by purchase, lease, exchange or otherwise, sell, contract to purchase or sell, grant, obtain, or exercise options to purchase, options to sell or conversion rights, assign, transfer, convey, deliver, endorse, exchange, pledge, mortgage, abandon, improve, develop, repair, maintain, manage, insure, lease for any term and otherwise deal with any and all property of whatsoever kind and nature, and wheresoever situated, in furtherance of the purposes of the Partnership;

(b) To acquire, directly or indirectly, interests in real estate or entities owning real estate of any kind and of any type, and any and all kinds of interests therein (whether through direct ownership, partnerships, security interests or any other type of interests), and to determine the manner in which title thereto is to be held; to manage, insure against loss, protect and subdivide any of the real estate, interests therein or parts thereof; to improve, develop or redevelop any such real estate; to participate in the ownership and development of any property; to dedicate for public use, to vacate any subdivisions or parts thereof, to re-subdivide, to contract to sell or exchange, to grant options to purchase, lease or exchange, to sell or exchange on any terms; to convey, to mortgage or receive mortgages, pledge or otherwise encumber said property, or any part thereof; to lease said property or any part thereof from time to time, upon any terms and for any period of time, and to renew or extend leases, to amend, change or modify the terms and provisions or any leases and to grant options to lease and options to renew leases and options to purchase; to partition or to exchange said real property, or any part thereof, for other real or personal property; to grant easements or charges of any kind; to release, convey or assign any right, title or interest in or about or easement appurtenant to said property or any part thereof; to construct and reconstruct, remodel, alter, repair, add to or take from buildings on said premises; to insure any Person having an interest in or responsibility for the care, management or repair of such property; to direct the trustee of any land trust to mortgage, lease, convey or contract to convey the real estate held in such land trust or to execute and deliver deeds, mortgages, notes, and any and all documents pertaining to the property subject to such land trust or in any matter regarding such trust; to execute assignments of all or any part of the beneficial interest in such land trust;

(c) To employ, engage or contract with or dismiss from employment or engagement Persons to the extent deemed necessary by the General Partner for the operation and management of the Partnership business, including but not limited to, contractors, subcontractors, engineers, architects, surveyors, mechanics, consultants, accountants, attorneys, insurance brokers, real estate brokers and others;

(d) To negotiate and enter into contracts on behalf of the Partnership (including, without limitation, right of first opportunity arrangements and other conflict avoidance agreements) that the General Partner considers useful or necessary to the conduct of the Partnership's operations or implementation of the General Partner's powers under this Agreement;

(e) To borrow money, procure loans and advances from any Person for Partnership purposes, and to apply for and secure, from any Person, credit or accommodations; to contract liabilities and obligations, direct or contingent and of every kind and nature with or without security; and to repay, discharge, settle, adjust, compromise, or liquidate any such loan, advance, credit, obligation or liability;

(f) To pledge, hypothecate, mortgage, assign, deposit, deliver, enter into sale and leaseback arrangements or otherwise give as security or as additional or substitute security, or for sale or other disposition any and all Partnership property, tangible or intangible, including, but not limited to, real estate and beneficial interests in land trusts, and to make substitutions thereof, and to receive any proceeds thereof upon the release or surrender thereof (such right, power and authority to include, without limitation, the right, power and authority to encumber Partnership property to secure the debts and obligations of the General Partner and/or Affiliates of the General Partner, including, without limitation, the Special Limited Partner); to sign, execute and deliver any and all assignments, deeds and other contracts and instruments in writing; to authorize, give, make, procure, accept and receive moneys, payments, property, notices, demands, vouchers, receipts, releases, compromises and adjustments; to waive notices, demands, protests and authorize and execute waivers of every kind and nature; to enter into, make, execute, deliver and receive written agreements, undertakings and instruments of every kind and nature; to give oral instructions and make oral agreements; and generally to do any and all other acts and things incidental to any of the foregoing or with reference to any dealings or transactions which any attorney may deem necessary, proper or advisable;

(g) To acquire and enter into any contract of insurance which the General Partner deems necessary or appropriate for the protection of the Partnership, for the conservation of the Partnership's assets or for any purpose convenient or beneficial to the Partnership;

(h) To conduct any and all banking transactions on behalf of the Partnership; to adjust and settle checking, savings, and other accounts with such institutions as the General Partner shall deem appropriate; to draw, sign, execute, accept, endorse, guarantee, deliver, receive and pay any checks, drafts, bills of exchange, acceptances, notes, obligations, undertakings and other instruments for or relating to the payment of money in, into, or from any account in the Partnership's name; to execute, procure, consent to and authorize extensions and renewals of the same; to make deposits and withdraw the same and to negotiate or discount commercial paper, acceptances, negotiable instruments, bills of exchange and dollar drafts;

(i) To demand, sue for, receive, and otherwise take steps to collect or recover all debts, rents, proceeds, interest, dividends, goods, chattels, income from property, damages and all other property, to which the Partnership may be entitled or which are or may become due the Partnership from any Person; to commence, prosecute or enforce, or to defend, answer or oppose, contest and abandon all legal proceedings in which the Partnership is or may hereafter be interested; and to settle, compromise or submit to arbitration any accounts, debts, claims, disputes and matters which may arise between the Partnership and any other Person and to grant an extension of time for the payment or satisfaction thereof on any terms, with or without security;

(j) To make arrangements for financing, including the taking of all action deemed necessary or appropriate by the General Partner to cause any approved loans to be closed;

(k) To take all reasonable measures necessary to insure compliance by the Partnership with applicable arrangements, and other contractual obligations and arrangements entered into by the Partnership from time to time in accordance with the provisions of this Agreement, including periodic reports as required to lenders and using all due diligence to insure that the Partnership is in compliance with its contractual obligations;

(l) To maintain the Partnership's books and records;

(m) To prepare and deliver, or cause to be prepared and delivered by the Partnership's Accountants, all financial and other reports with respect to the operations of the Partnership, and preparation and filing of all federal and state tax returns and reports;

(n) To prepare and deliver all financial,  regulatory,  tax and other filings or
reports  to  governmental  or  other  agencies  having   jurisdiction  over  the
Partnership; and

(o) To do all other actions of a partner in a partnership without limited partners, recognizing that the Limited Partners shall have only the right and authority to participate in the affairs of the Partnership to the extent specifically set forth in this Agreement.

Except as otherwise provided herein, to the extent the duties of the General Partner require expenditures of funds to be paid to third parties, the General Partner shall not have any obligations hereunder except to the extent that Partnership funds are reasonably available to it for the performance of such duties, and nothing herein contained shall be deemed to require the General Partner, in its capacity as such, to expend its individual funds for payment to third parties or to undertake any individual liability or obligation on behalf of the Partnership. Each of the Limited Partners agrees that the General Partner is authorized to execute, deliver and perform the above-mentioned agreements and transactions on behalf of the Partnership without any further act, approval or vote of the Partners, notwithstanding any other provisions of this Agreement (except as provided in Section 7.3), the Act or any applicable law, rule or regulation. The execution, delivery or performance by the General Partner or the Partnership of any agreement authorized or permitted under this Agreement shall not in itself constitute a breach by the General Partner of any duty that the General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement or of any duty stated or implied by law or equity.

7.3 MAJOR DECISIONS. The General Partner shall not, without the prior Consent of the Limited Partners, on behalf of the Partnership, undertake any of the following actions (the "Major Decisions"):

(a) Amend, modify or terminate this Agreement other than in accordance with the provisions of Article IV, Article VIII, Article IX, Section 13.7 and the definitions of the terms "Gross Asset Value" and "Partnership Units."

(b) Make a general assignment for the benefit of creditors or appoint or acquiesce in the appointment of a custodian, receiver or trustee for all or any part of the assets of the Partnership.

(c) Take title to any personal or real property, other than in the name of the Partnership or pursuant to Section 7.9 hereof.

(d) Institute any proceeding for Bankruptcy on behalf of the Partnership.

(e) Dissolve the Partnership, except as otherwise set forth in this Partnership Agreement.

Notwithstanding the foregoing, none of the actions described in Section 7.3 shall be a Major Decision if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time that such action is undertaken.

7.4 ACTIONS WITH RESPECT TO CERTAIN DOCUMENTS. Notwithstanding the provisions of
Section 7.3 hereof to the contrary, whenever the consent, agreement, authorization or approval of the Partnership is required under any agreement to which the Limited Partners and/or their Controlled Entities are parties in interest other than in their capacities as Limited Partners of the Partnership, the Consent of the Limited Partners shall not be required.

7.5 OTHER BUSINESS OF GENERAL PARTNER AND SPECIAL LIMITED PARTNER. Notwithstanding anything to the contrary set forth in this Agreement, the General Partner and the Special Limited Partner may engage independently or with others (including, without limitation, Affiliates of the General Partner and the Special Limited Partner) in other business ventures of every nature and description, including, without limitation, the ownership of other properties and the making or management of other investments. In furtherance of any such venture, the General Partner and the Special Limited Partner may serve as a general or limited partner in any partnership, a shareholder in any corporation, a joint venturer in any joint venture, a member and/or manager in any limited liability company, or an equity or other participant in any other business venture. Nothing in this Agreement shall be deemed to prohibit the General Partner or the Special Limited Partner or any Affiliate of the General Partner or the Special Limited Partner from dealing, or otherwise engaging in business with, Persons transacting business with the Partnership, or from providing services related to the purchase, sale, financing, management, development or operation of real or personal property and receiving compensation therefor, not involving any rebate or reciprocal arrangement that would have the effect of circumventing any restriction set forth herein upon dealings with the General Partner or the Special Limited Partner or any Affiliate of the General Partner or the Special Limited Partner. Neither the Partnership nor any Partner shall have any right by virtue of this Agreement or the Partnership relationship created hereby in or to such other ventures or activities or to the income or proceeds derived therefrom, and, to the fullest extent permitted by the Act, the pursuit of such ventures, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

7.6 CONTRACTS WITH AFFILIATES.

(a) Without limiting the provisions of Section 7.5 above, the Partnership may lend or contribute funds or other assets to its Affiliates or other Persons in which it has (or proposes to have) an equity investment, and such Persons may borrow funds from the Partnership, on terms and conditions established in the sole and absolute discretion of the General Partner. The foregoing authority shall not create any right or benefit in favor of any Affiliates or any other Person.

(b) Without limiting the provisions of Section 7.5 above, the Partnership may transfer assets to other Entities in which it is or thereby becomes a participant upon such terms and subject to applicable law as the General Partner, in its sole and absolute discretion, believes to be advisable.

7.7 PROSCRIPTIONS. The General Partner shall not have the authority to:

(a) Do any act in contravention of this Agreement or which would make it impossible to carry on the ordinary business of the Partnership;

(b) Possess any Partnership property or assign rights in specific Partnership property for other than Partnership purposes; or

(c) Do any act in contravention of applicable law.

Nothing herein contained shall impose any obligation on any Person or firm doing business with the Partnership to inquire as to whether or not the General Partner has properly exercised its authority in executing any contract, lease, mortgage, deed or other instrument on behalf of the Partnership, and any such third Person shall be fully protected in relying upon such authority.

7.8 ADDITIONAL PARTNERS. Additional Partners may be admitted to the Partnership only as provided in Section 9.3 hereof.

7.9 TITLE HOLDER. To the extent allowable under applicable law, title to all or any part of the properties of the Partnership may be held in the name of the
Partnership or any other individual, corporation, partnership, trust or otherwise, the beneficial interest in which shall at all times be vested in the Partnership. Any such title holder shall perform any and all of its respective functions to the extent and upon such terms and conditions as may be determined from time to time by the General Partner.

7.10 COMPENSATION OF THE GENERAL PARTNER. The General Partner shall not be entitled to any compensation for services rendered to the Partnership solely in its capacity as General Partner, except with respect to reimbursement for those costs and expenses constituting Administrative Expenses.

7.11 WAIVER AND INDEMNIFICATION.

(a) Neither the General Partner, the Special Limited Partner nor any Person acting on their behalf, pursuant hereto, shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any Partner for any acts or omissions performed or omitted to be performed by them within the scope of the authority conferred upon the General Partner or the Special Limited Partner by this Agreement and the Act, provided that the General Partner's, the Special Limited Partner's or such other Person's conduct or omission to act was taken in good faith and in the belief that such conduct or omission was in the best interests of the Partnership and, provided further, that the General Partner, the Special Limited Partner or such other Person shall not be guilty of fraud, misconduct, bad faith, or gross negligence. The Partnership shall, and hereby does, agree to indemnify, defend, protect and hold harmless the General Partner, the Special Limited Partner and their Affiliates and any individual or Entity acting on their behalf from and against any loss, damage, cost, expense, claim or liability, including, but not limited to, reasonable attorneys' fees, court costs and expenses, incurred by them by reason of any acts or omissions performed or omitted to be performed by them in connection with the business and affairs of the Partnership as described herein, subject to the standards set forth above; provided, however, no Partner shall have any personal liability with respect to the foregoing indemnification, any such indemnification to be satisfied solely out of the assets of the Partnership.

(b) Any Person entitled to indemnification under this Agreement shall be entitled to receive, upon application therefor, the costs reasonably incurred defending any proceeding against such Person; provided, however, that such advances shall be repaid to the Partnership, without interest, if such Person is found by a court of competent jurisdiction upon entry of a final judgment not to be entitled to such indemnification. All rights of the indemnitee hereunder shall survive the dissolution of the Partnership. The indemnification rights contained in this Agreement shall be cumulative of, and in addition to, any and all rights, remedies and recourse to which the person seeking indemnification shall be entitled, whether at law or in equity. Indemnification pursuant to this Agreement shall be made solely and entirely from the assets of the Partnership, and no Partner shall be liable therefor.

7.12 CONTRACTS WITH CONTROLLED ENTITIES. The General Partner and the Special Limited Partner may contract with any of their Controlled Entities for the provision of property management, asset management, brokerage or similar services or any other services customarily rendered by the Controlled Entities; provided that all such contracts or agreements shall be for compensation and on terms and conditions substantially similar to other such contracts or agreements available from similarly qualified third parties.

7.13 OPERATION IN ACCORDANCE WITH REIT REQUIREMENTS. Essex, the sole general partner of the Special Limited Partner, is a REIT and is subject to the provisions of Section 856 through and including 860 of the Code. The Partners acknowledge and agree that the Partnership shall be operated in a manner that will enable Essex to (a) satisfy the REIT Requirements and (b) eliminate the imposition of any federal income or excise tax liability. Notwithstanding anything to the contrary set forth in this Agreement, the Partnership shall avoid taking any action that would result in Essex ceasing to satisfy the REIT Requirements or would result in the imposition of any federal income or excise tax liability on Essex. Without limiting the foregoing, so long as Essex owns, directly or indirectly, any interest in the Partnership, then notwithstanding any other provision of this Agreement:

(i) leases or subleases of any of the Partnership's real estate assets shall provide for rents which qualify as "rents from real property" within the meaning of Section 856(d) of the Code with respect to Essex;

(ii) the Partnership shall not furnish or render services to tenants or other persons that are not usually or customarily rendered in connection with the rental of real property in order that the rents received by the partnership with respect to its real estate assets qualify as "rents from real property" within the meaning of Section 856(d) of the Code with respect to Essex;

(iii) the Partnership shall not own, directly or indirectly or by attribution (in accordance with the attribution rules referred to in Section 856(d) of the Code), in the aggregate more than 1% of all classes of stock or more than 1% of the voting power (or, with respect to any such person which is not a corporation, an interest of 1% or more in the assets or net profits of such person) of a lessee or sublessee of all or any part of the real estate assets of the Partnership, except in each case with the specific written approval of Essex;

(iv) the Partnership shall not own, directly or indirectly or by attribution, more than 10% of the outstanding voting securities of any issuer;

(v) the Partnership shall not engage in any prohibited transactions within the meaning of Section 857(b)(6) of the Code; and

(vi) the determination as to whether the Partnership has operated in the manner prescribed in this Section 7.13 shall be made without regard to any action or inaction of the General Partner with respect to distributions and the timing thereof.

                                  ARTICLE VIII

                     Dissolution, Liquidation and Winding-Up

8.1 LIQUIDATING EVENTS. The Partnership shall dissolve, and its affairs shall be wound up, upon the first to occur of any of the following (each, a "Liquidating Event"):

(a) The dissolution, termination, retirement or Bankruptcy of the General Partner unless the Partnership is continued as provided in Section 9.1 hereof;

(b) The election to dissolve the Partnership made in writing by the General Partner with the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such election;

(c) The sale or other disposition of all or substantially all the assets of the Partnership, other than in connection with a "like kind" exchange, pursuant to
Section  1031 of the Code  (or any  similar  transaction),  unless  the  General
Partner, with the Consent of the Limited Partners, elects to continue the Partnership business for the purpose of the receipt and the collection of indebtedness or the collection of any other consideration to be received in exchange for the assets of the Partnership (which activities shall be deemed to be part of the winding up of the affairs of the Partnership), provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such sale or disposition;

(d) Dissolution required by operation of law; or

(e) The expiration of its term as provided in Section 3.2.

8.2 ACCOUNTING. In the event of a Liquidating Event, a proper accounting (which shall be certified) shall be made of the Capital Account of each Partner and of the Net Profits or Net Losses of the Partnership from the date of the last previous accounting to the date of dissolution. Financial statements presenting such accounting shall be prepared at the direction of the Liquidating Trustee.

8.3 DISTRIBUTION ON DISSOLUTION. In the event of a Liquidating Event, the assets of the Partnership shall be liquidated for distribution in the following rank and order:

(a) First, to the payment and discharge of all of the Partnership's debt and liabilities to creditors of the Partnership (other than Partners) in the order of priority as provided by law;

(b) Second, to the establishment of reserves as provided by the General Partner to provide for contingent liabilities, if any;

(c) Third, to the payment of debts of the Partnership to Partners, if any, in the order of priority provided by law; and

(d) The balance, if any, to the Partners in accordance with the positive balances in their Capital Accounts after giving effect to all contributions, distributions (pursuant to Section 6.2) and allocations for all periods, including the period in which such distribution occurs (other than those adjustments made pursuant to this Section 8.3(d) and Section 8.4 hereof).

Whenever the Liquidating Trustee reasonably determines that any reserves established pursuant to paragraph (b) above are in excess of the reasonable requirements of the Partnership, the amount determined to be excess shall be distributed to the Partners in accordance with Section 6.2.

8.4 TIMING REQUIREMENTS. In the event that the Partnership is "liquidated" within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations, any and all distributions to the Partners pursuant to Section 8.3(d) hereof shall be made no later than the later to occur of (i) the last day of the taxable year of the Partnership in which such liquidation occurs or (ii) ninety (90) days after the date of such liquidation.

8.5 SALE OF PARTNERSHIP ASSETS. In the event of the liquidation of the Partnership in accordance with the terms of this Agreement, the Liquidating Trustee may, with the Consent of the Limited Partners, sell Partnership property if the Liquidating Trustee has in good faith solicited bids from unrelated third parties and obtained independent appraisals before making any such sale; provided, however, all sales, leases, encumbrances or transfers of Partnership assets shall be made by the Liquidating Trustee with the prior Consent of the Limited Partners and solely on an "arm's-length" basis, at the best price and on the best terms and conditions as the General Partner in good faith believes are reasonably available at the time and under the circumstances and on a non-recourse basis to the Limited Partners. Notwithstanding the foregoing, the Consent of the Limited Partners shall not be required under the preceding sentence if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time that the Liquidating Trustee undertakes such action. The liquidation of the Partnership shall not be deemed finally terminated until the Partnership shall have received cash payments in full with respect to obligations such as notes, installment sale contracts or other similar receivables received by the
Partnership in connection with the sale of Partnership assets and all obligations of the Partnership have been satisfied or assumed by the General Partner. The Liquidating Trustee shall continue to act to enforce all of the rights of the Partnership pursuant to any such obligations until paid in full.

8.6 DISTRIBUTIONS IN KIND. Notwithstanding the provisions of Section 8.3 hereof which require liquidation of the assets of the Partnership, but subject to the order of priorities set forth therein, if prior to or upon dissolution of the Partnership the Liquidating Trustee determines that an immediate sale of part or all of the Partnership's assets would be impractical or would cause undue loss to the Partners, the Liquidating Trustee may, in its sole and absolute discretion, defer for a reasonable time the liquidation of any assets except those necessary to satisfy liabilities of the Partnership (including to those Partners as creditors) and/or distribute to the Partners in lieu of cash as tenants in common and in accordance with the provisions of Section 8.3 hereof, undivided interests in such Partnership assets as the Liquidating Trustee deems not suitable for liquidation. Any such distributions in kind shall be made only if, in the good-faith judgment of the Liquidating Trustee, such distributions in kind are in the best interest of the Partners and shall be subject to such conditions relating to the disposition and management of such properties as the Liquidating Trustee deems reasonable and equitable and to any agreements governing the operation of such properties at such time. The Liquidating Trustee shall determine the fair market value of any property distributed in kind using such reasonable method of valuation as it may adopt.

8.7 DOCUMENTATION OF LIQUIDATION. Upon the completion of the dissolution and liquidation of the Partnership, the Partnership shall terminate and the Liquidating Trustee shall have the authority to execute and record any and all documents or instruments required to effect the dissolution, liquidation and termination of the Partnership.

8.8 LIABILITY OF THE LIQUIDATING TRUSTEE. The Partnership hereby indemnifies, defends, protects and holds harmless the Liquidating Trustee from and against any and all claims, demands, losses, liabilities, costs (including, without limitation, reasonable attorneys' fees and costs), damages and causes of action of any nature whatsoever arising out of or incidental to the Liquidating Trustee's taking of any action authorized under or within the scope of this Agreement; provided, however, that the Liquidating Trustee shall not be entitled to indemnification, and shall not be held harmless, where the claim, demand, liability, cost, damage or cause of action at issue arose out of:

(a) A matter entirely unrelated to the Liquidating Trustee's action or conduct pursuant to the provisions of this Agreement; or

(b) The proven misconduct or gross negligence of the Liquidating Trustee.

                                   ARTICLE IX
                        Transfer of Partnership Interests

9.1 GENERAL PARTNER AND SPECIAL LIMITED PARTNER TRANSFERS. Except as provided in the next sentence, neither the General Partner nor the Special Limited Partner shall withdraw from the Partnership or Transfer all or any portion of their interests in the Partnership without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such Transfer. Notwithstanding the foregoing, the General Partner and/or the Special Limited Partner may (i) engage in any merger, consolidation or other combination with or into another Person regardless of whether Essex or another REIT continues to be the general partner of the Special Limited Partner, (ii) sell all or substantially all of their assets, or (iii) effect any reclassification or recapitalization, all without the approval of the Limited Partners. Upon any Transfer of all of the General Partner's or the Special Limited Partner's Partnership Interest in accordance with the provisions of this Section 9.1, the transferee General Partner or Special Limited Partner, as applicable, shall become vested with the powers and rights of the transferor General Partner or Special Limited Partner, as applicable, and shall be liable for all obligations and responsible for all duties of the General Partner, once such transferee has executed such instruments as may be necessary to effectuate such admission and to confirm the agreement of such transferee to be bound by all the terms and provisions of this Agreement with respect to the Partnership Interest so acquired. It is a condition to any Transfer otherwise permitted hereunder that the transferee assumes by operation of law or express agreement all of the obligations of the transferor General Partner or Special Limited Partner, as applicable, under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor General Partner are assumed by a successor corporation by operation of law) shall relieve the transferor General Partner or Special Limited Partner, as applicable, of its obligations under this Agreement without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners (other than the Special Limited Partner) collectively own less than forty percent (40%) of the Partnership Units at the time of such Transfer. In the event the General Partner withdraws from the Partnership, in violation of this Agreement or otherwise, or dissolves, terminates or upon the Bankruptcy of the General Partner, a Majority-In-Interest of the Limited Partners may elect to continue the Partnership business by selecting a substitute general partner.

9.2 TRANSFERS BY LIMITED PARTNERS.

(a) No Limited Partner (other than the Special Limited Partner) shall have the right to Transfer to any Person all or any portion of its Partnership Interest, without the General Partner's written consent, in the General Partner's sole discretion. Any purported Transfer, in violation of this Section 9.2, shall be void, ab initio.

(b) It is a condition to any Transfer otherwise permitted under this Section 9.2 that the transferee assumes by operation of law or express agreement all of the obligations of the transferor Limited Partner under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor Partner are assumed by a successor corporation by operation of law) shall relieve the transferor Partner of its obligations under this Agreement without the approval of the General Partner, in its sole and absolute discretion. Upon such Transfer and upon obtaining the General Partner's written consent, in the General Partner's sole discretion, the transferee shall be admitted as a Substituted Limited Partner and shall succeed to all of the rights, including rights with respect to the Rights, of the transferor Limited Partner under this Agreement in the place and stead of such transferor Limited

Partner; provided, however, that notwithstanding the foregoing, any transferee of any transferred Partnership Interest shall be subject to any and all ownership limitations contained in the Charter which may, among other things, limit or restrict such transferee's ability to exercise all or portions of the rights set forth in Article XI. Any transferee, whether or not admitted as a Substituted Limited Partner, shall acquire such Partnership Interest subject to the obligations of the transferor hereunder. Unless admitted as a Substituted Limited Partner, no transferee, whether by a voluntary transfer, by operation of law or otherwise, shall have rights hereunder (including, without limitation, pursuant to Article XI, unless such transferee, is a Qualifying Party), other than to receive such portion of the distributions made by the Partnership as are allocable to the Percentage Interest transferred.

9.3 ISSUANCE OF ADDITIONAL PARTNERSHIP INTERESTS AND ADMITTANCE OF ADDITIONAL PARTNERS. At any time after the date hereof without the consent of any Partner, but subject to the provisions of Section 9.4 hereof, the General Partner may, upon its determination that the issuance of additional Partnership Interests ("Additional Interests") is in the best interests of the Partnership, cause the Partnership (i) to issue Additional Interests to any Limited Partner or any other Person (such other person being referred to as an "Additional Partner") in exchange for the contribution by such Limited Partner or Person of cash and/or property desirable to further the purposes of the Partnership under Section 2.3 hereof and (ii) in the case of such contribution by an Additional Partner, to admit such person as a limited partner in the Partnership. In the event that an Additional Interest is issued by the Partnership pursuant to this Section 9.3:

(a) the Percentage Interest of the Additional Partner that is issued the Additional Interest and the reduction of the Percentage Interests of the other Partner shall be determined by the General Partner in the same manner as that provided in subsection 4.3(a)(ii) hereof with respect to Contributed Funds.

The General Partner shall be authorized on behalf of each of the Partners to amend this Agreement to reflect the admission of any Additional Partner or any increase in the Percentage Interests of any Partner and the corresponding reduction of the Percentage Interests of the other Partners in accordance with the provisions of this Section 9.3, and the General Partner shall promptly deliver a copy of such amendment to each Limited Partner. Notwithstanding anything contained herein to the contrary, without the consent of the General Partner, in its sole and absolute discretion, an Additional Partner that acquires an Additional Interest pursuant to this Section 9.3 shall not acquire any interest in, and may not exercise or otherwise participate in, any rights pursuant to Article XI.

9.4 RESTRICTIONS ON TRANSFER. In addition to any other restrictions on transfer herein contained, in no event may any Transfer of a Partnership Interest by any Partner be made (i) to any Person that lacks the legal right, power or capacity to own a Partnership Interest; (ii) in violation of any provision of any mortgage or trust deed (or the note or bond secured thereby) constituting a Lien against a Property or any part thereof, or other instrument, document or agreement to which the Partnership, the General Partner, the Special Limited Partner or any Affiliate of either of them is a party or otherwise bound; (iii) in violation of applicable law, including, without limitation, any applicable federal securities law or state securities "Blue Sky" law (including investment suitability standards); (iv) of any component portion of a Partnership Interest, such as the Capital Account, or rights to Available Cash, separate and apart from all other components of a Partnership Interest; (v) in the event such transfer would cause Essex to cease to comply with the REIT Requirements or result in a violation of Section 7.13 hereof; (vi) if such transfer would cause a termination of the Partnership for federal income tax purposes; (vii) if such transfer would, in the opinion of counsel to the Partnership, cause the Partnership to cease to be classified as a partnership for federal income tax purposes; (viii) if such transfer would cause the Partnership to become, with respect to any employee benefit plan subject to Title 1 of ERISA, a "party-in-interest" (as defined in Section 3(14) of ERISA) or a "disqualified person" (as defined in Section 4975(c) of the Code); (ix) if such transfer would, in the opinion of counsel to the Partnership, cause any portion of the assets of the Partnership to constitute assets of any employee benefit plan pursuant to Department of Labor Regulations Section 2510.3-101; (x) if such transfer may not be effected without registration of such Partnership Interest under the Securities Act; or (xi) if such transfer would violate any provision of the Charter. As a condition to any Transfer, the General Partner may, in its sole and absolute discretion, require the proposed transferee to deliver to the General Partner an opinion of counsel and such other certifications, affidavits and/or undertakings, in form and content reasonably acceptable to the General Partner, to satisfy the General Partner that the proposed Transfer will not violate any of the provisions of this Section 9.4. Any purported transfer in violation of this Section 9.4 shall be void ab initio.

                                    ARTICLE X

                 Rights and Obligations of the Limited Partners

10.1 NO PARTICIPATION IN MANAGEMENT. Except as expressly permitted hereunder, the Limited Partners shall not take part in the management of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership and shall have no rights, powers or authority, except as specifically provided herein.

10.2 BANKRUPTCY OF A LIMITED PARTNER AND CERTAIN OTHER EVENTS. The Bankruptcy, death, incompetency, legal incapacity, withdrawal or retirement of any Limited Partner shall not cause a dissolution of the Partnership, but the rights of such Limited Partner to share in the Net Profits or Losses of the Partnership and to receive distributions of Partnership funds shall, on the happening of such event, devolve on its successors or assigns, subject to the terms and conditions of this Agreement, and the Partnership shall continue as a limited partnership. However, in no event shall such assignee(s) become a Substituted Limited Partner, except in accordance with Article IX hereof.

10.3 NO WITHDRAWAL. Notwithstanding anything to the contrary provided in Section
10.2 above, no Limited Partner may withdraw or retire from the Partnership without the prior written consent of the General Partner, in its sole and absolute discretion, other than as expressly provided in this Agreement.

10.4 DUTIES AND CONFLICTS. The General Partner recognizes that the Limited Partners and their Affiliates have or may have other business interests, activities and investments, some of which may be in conflict or competition with the business of the Partnership, and that, subject to the provisions of any agreements entered into by any Limited Partner or its Affiliate with the General Partner, the Partnership or any of their Affiliates, such persons are entitled to carry on such other business interests, activities and investments. Subject to the immediately preceding sentence, the Limited Partners and their Affiliates may engage in or possess an interest in any other business or venture of any kind, independently or with others, on their own behalf or on behalf of other entities with which they are affiliated or associated, and such persons may engage in any activities, whether or not competitive with the Partnership, without any obligation to offer any interest in such activities to the Partnership or to any Partner. Neither the Partnership nor any Partner shall have any right, by virtue of this Agreement, in or to such activities, or the income or profits derived therefrom, and the pursuit of such activities, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

                                   ARTICLE XI

                       Grant of Rights to Limited Partners

11.1 GRANT OF RIGHTS.

(a) Subject to Section 11.1(b) below and the other provisions of this Section 11.1, a Qualifying Party, but no other Person, shall have the right (subject to the terms and conditions set forth herein) to require the Partnership to redeem all or a portion of the Partnership Units held by such Qualifying Party (such
Partnership Units being hereafter called "Tendered Units") in exchange (a "Redemption") for the Cash Amount payable on the Specified Redemption Date. Any Redemption shall be exercised pursuant to a Notice of Redemption delivered to the General Partner by the Qualifying Party when exercising the Redemption right (the "Tendering Party"). The Partnership's obligation to effect a Redemption, however, shall not arise or be binding against the Partnership until and unless there has been a Declination. Regardless of the binding or non-binding nature of a pending Redemption, a Tendering Party shall have no right to receive distributions with respect to any Tendered Units (other than the Cash Amount) paid after delivery of the Notice of Redemption, whether or not the Partnership Record Date for such distribution precedes or coincides with such delivery of the Notice of Redemption. In the event of a Redemption, the Cash Amount shall be delivered as a good check payable to the Tendering Party or, in the General Partner's sole and discretion, in immediately available funds.

(b) (i) Subject to Section 11.1(b)(ii) below,  notwithstanding the provisions of
Section 11.1(a) hereof, on or before the close of business on the Cutoff Date, Essex shall, in its sole and absolute discretion but subject to the Ownership Limit (as defined in the Charter) and any transfer restrictions or other limitations of the Charter and subject to the written consent of the General Partner in its sole discretion, have the option (and Essex is hereby granted such an option) to acquire some or all (such amount, expressed as a percentage, being referred to as the "Applicable Percentage") of the Tendered Units from the Tendering Party in exchange for REIT Shares. If Essex exercises such option, on the Specified Redemption Date the Tendering Party shall sell such number of the Tendered Units to Essex in exchange for a number of REIT Shares equal to the product of the REIT Shares Amount and the Applicable Percentage (expressed as a decimal), provided, however, that in lieu of any fractional REIT Share resulting from such calculation, the General Partner or Special Limited Partner may contribute to the Partnership the Cash Amount attributable to such fractional REIT Share. The Tendering Party shall submit such information, investment letters, representations, undertakings, legal opinions, certifications and/or affidavits as Essex may reasonably require to comply with the Securities Act, the Code and the Charter (including, without limitation, the Ownership Limit). In the event of a purchase of the Tendered Units pursuant to this Section 11.1(b), the Tendering Party shall no longer have the right to cause the Partnership to effect a Redemption of such Tendered Units, and, upon notice to the Tendering Party by Essex, given on or before the close of business on the Cut-Off Date, that Essex has exercised its option to acquire some or all of the Tendered Units pursuant to this Section 11.1(b), the obligation of the Partnership to effect a Redemption of the Tendered Units as to which Essex's notice relates shall immediately and automatically terminate and be of no further force or effect. The product of the Applicable Percentage and the REIT Shares Amount shall be delivered by Essex as duly authorized, validly issued, fully paid and nonassessable REIT Shares and, if applicable, Rights, free of any pledge, lien, encumbrance or restriction, other than the Ownership Limit and other restrictions provided in the Charter, the bylaws of Essex, the Securities Act and relevant state securities or "blue sky" laws. Neither any Tendering Party whose Tendered Units are acquired by Essex pursuant to this Section 11.1(b), any other Partner, any Assignee nor any other interested Person shall have any right to require or cause Essex to register, qualify or list any REIT Shares owned or held by such Person, whether or not such REIT Shares are issued pursuant to this Section 11.1(b), with the SEC, with any state securities commissioner, department or agency, under the Securities Act or the Exchange Act or with any stock exchange; provided, however, that this limitation shall not be in derogation of any registration or similar rights granted pursuant to any other written agreement between Essex and any such Person. REIT Shares issued upon an acquisition of the Tendered Units by Essex pursuant to this Section 11.1(b) may contain such legends regarding restrictions under the Securities Act and applicable state securities laws as Essex in good faith determines to be necessary or advisable in order to ensure compliance with such laws.


(ii) Notwithstanding anything to the contrary set forth in Section 11.1(b)(i) above, Essex may not exercise its option set forth in Section 11.1(b)(i) above in any calendar year unless and until the Partnership shall have received Notices of Redemption for Tendered Units (including, without limitation, Notices of Redemption with respect to all completed Redemptions) during such calendar year in the aggregate Cash Amount (or, if, as of the date of calculation, any applicable Cash Amount is not yet determined pursuant to the terms of this Agreement, the estimated Cash Amount as determined by the General Partner in its reasonable judgment) in excess of $500,000. At such time as such $500,000 minimum is exceeded pursuant to the previous sentence during such calendar year, Essex may exercise its option set forth in Section 11.1(b)(i) above with respect to (x) all pending Redemptions, and (y) all Notices of Redemption received by the Partnership during the remainder of such calendar year.

(iii) If Essex exercises its option pursuant to Section 11.1(b)(i) above, on the Specified Redemption Date, the Partnership shall pay to the Tendering Party all accrued but unpaid distributions, if any, with respect to the Tendered Units pursuant to Section 6.2(b).

(c) Notwithstanding the provisions of Sections 11.1(a) and 11.1(b) hereof, no Tendering Party shall have any rights under this Agreement that would otherwise be prohibited under the Charter. To the extent that any attempted Redemption or acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof would be in violation of this Section 11.1(c), it shall be null and void ab initio, and, in the case of a proposed purchase by Essex pursuant to Section 11.1(b) hereof, the Tendering Party shall not acquire any rights or economic interests in REIT Shares otherwise issuable by Essex under Section 11.1(b) hereof.

(d) In the event that, following receipt of a Notice of Redemption, Essex is not permitted to exercise its option pursuant to Section 11.1(b)(ii), or Essex declines or fails to exercise its option pursuant to Section 11.1(b)(i) hereof (a "Declination"):

(i) The General Partner shall give notice of such Declination to the Tendering Party on or before the close of business on the Cut-Off Date. The failure of the General Partner to give notice of such Declination by the close of business on the Cut-Off Date shall itself constitute a Declination.


(ii) The Partnership may elect to raise funds for the payment of the Cash Amount either (a) by requiring that the Special Limited Partner contribute such funds to the Partnership from (1) the proceeds of a registered public offering (a "Public Offering Funding") by Essex of a number of REIT Shares ("Registrable Shares") equal to the REIT Shares Amount with respect to the Tendered Units, which proceeds are contributed by Essex to the Special Limited Partner, or (2) any other source, or (b) from any other sources (including, but not limited to, the sale of any Property or other assets of the Partnership and the incurrence of Partnership debt) available to the Partnership.

(iii) Upon the General Partner's receipt of the Notice of Redemption and the General Partner giving notice of its Declination, the General Partner, at its election, may give notice (a "Single Funding Notice") to all Qualifying Parties then holding a Partnership Interest (or an interest therein) and having Redemption rights pursuant to this Section 11.1 and require that, due to (x) a pending or anticipated public underwritten offering of Essex's securities or (y) any other Essex activity, all such Qualifying Parties elect whether or not to effect a Redemption of their Partnership Units. In the event that any such Qualifying Party elects to effect such a Redemption, it shall give notice thereof and of the number of Partnership Units to be made subject thereto in writing to the General Partner within ten (10) business days after receipt of the Single Funding Notice, and such Qualifying Party shall be treated as a Tendering Party for all purposes of this Section 11.1. In the event that a Qualifying Party does not so elect, it shall be deemed to have waived its right to effect a Redemption for the current Six-month Period.

(e) Notwithstanding anything herein to the contrary (but subject to Section 11.1(c) hereof), with respect to any Redemption (or any tender of Partnership Units for Redemption if the Tendered Units are acquired by Essex pursuant to
Section 11.1(b) hereof) pursuant to this Section 11.1:

(i) Subject to the Ownership  Limit, no Tendering Party may effect a Redemption,
(a) to the extent that the aggregate Partnership Units of the Limited Partners (other than the General Partner or the Special Limited Partner) would be reduced, as a result of the Redemption (or the acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof), to less than one percent (1%) of all Partnership Units outstanding immediately prior to delivery of the Notice of Redemption, where the Redemption would consist of less than all the Partnership Units held by Partners, other than the General Partner and the Special Limited Partner, (b) for less than one thousand (1,000) Partnership Units or, if such Tendering Party holds (as a Limited Partner or, economically, as an Assignee) less than one thousand (1,000) Partnership Units, all of the Partnership Units held by such Tendering Party, or (c) for less than all of such Tendering Party's Partnership Units if, after giving effect to the requested Redemption, such Tendering Party would continue to hold less than one thousand (1,000) Partnership Units.

(ii) Each Tendering Party (a) may effect a Redemption only once in each Six-month Period (unless the restriction contained in this Section 11.1(e)(ii) is waived by the General Partner in its sole and absolute discretion) and (b) may not effect a Redemption during the period after the Partnership Record Date with respect to a distribution hereunder and before the record date established by the General Partner for a distribution to its shareholders of some or all of its portion of such Partnership distribution.

(iii) Notwithstanding anything herein to the contrary, with respect to any Redemption or acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, in the event that the General Partner gives notice to all Limited Partners (but excluding the Special Limited Partner and any Assignees) then owning Partnership Interests (a "Primary Offering Notice") that Essex desires to effect an offering (whether or not underwritten and whether or not a public or private placement) of REIT Shares or other securities of Essex, commencement of the actions denoted in Section 11.1(d) hereof as to a Public Offering Funding with respect to any Notice of Redemption thereafter received, whether or not the Tendering Party is a Limited Partner, may be delayed, at the option of the General Partner until the earlier of (a) the completion of the offering or (b) ninety (90) days following the giving of the Primary Offering Notice.

(iv) Without the consent of the General Partner (which may be given or withheld in its sole and absolute discretion), no Tendering Party may effect a Redemption within ninety (90) days following the closing of any prior Public Offering Funding.

(v) The consummation of such Redemption (or an acquisition of Tendered Units by Essex pursuant to Section 11.1(b) hereof, as the case may be) shall be subject to the expiration or termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

(vi) The Tendering Party shall continue to hold all Partnership Units subject to any Redemption, and be treated as a Limited Partner or an Assignee, as applicable, with respect such Partnership Units for all purposes of this Agreement, until such Partnership Units are either paid for by the Partnership pursuant to Section 11.1(a) hereof or transferred to Essex and paid for by the issuance of the REIT Shares, pursuant to Section 11.1(b) hereof, on the Specified Redemption Date. Until a Specified Redemption Date and an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, the Tendering

Party shall have no rights as a shareholder of Essex with respect to the REIT Shares issuable in connection with such acquisition.

For purposes of determining  compliance with the  restrictions set forth in this
Section 11.1(e), all Partnership Units beneficially owned by a Related Party of a Tendering Party shall be considered to be owned or held by such Tendering Party.

(f) In connection with an exercise of Redemption rights pursuant to this Section 11.1, the Tendering Party shall submit the following to the General Partner, in addition to the Notice of Redemption:

(i) A written affidavit, dated the same date as, and accompanying, the Notice of Redemption, (a) disclosing the actual and constructive ownership, as determined for purposes of Code Sections 856(a)(6) and 856(h), of REIT Shares by (i) such Tendering Party and (ii) any Related Party and (b) representing that, after giving effect to the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, neither the Tendering Party nor any Related Party will own REIT Shares in excess of any ownership limitations set forth in the Charter;

(ii) A written representation that neither the Tendering Party nor any Related Party has any intention to acquire any additional REIT Shares prior to the closing of the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof on the Specified Redemption Date; and

(iii) An undertaking to certify, at and as a condition to the closing of (i) the Redemption or (ii) the acquisition of the Tendered Units by Essex pursuant to
Section 11.1(b) hereof on the Specified Redemption Date, that either (a) the actual and constructive ownership of REIT Shares by the Tendering Party and any Related Party remain unchanged from that disclosed in the affidavit required by
Section 11.1(f)(i) or (b) after giving effect to the Redemption or an acquisition of the Tendered Units by Essex pursuant to Section 11.1(b) hereof, neither the Tendering Party nor any Related Party shall own REIT Shares in violation of the Ownership Limit.

11.2 PARTNERSHIP RIGHT TO CALL LIMITED PARTNER INTEREST. Notwithstanding any other provision of this Agreement, on and after the date on which the aggregate Partnership Units of the Limited Partners (other than the Special Limited Partner) constitute less than twenty-five percent (25%) of the aggregate Partnership Units of all Partners, the Partnership shall have the right, but not the obligation, from time to time and at any time to redeem any and all outstanding Partnership Interests of the Limited Partners (other than the Special Limited Partner) by treating any Limited Partner (other than the Special Limited Partner) as a Tendering Party who has delivered a Notice of Redemption pursuant to Section 11.1 hereof for the amount of Partnership Units to be specified by the General Partner, in its sole and absolute discretion, by notice to such Limited Partner that the Partnership has elected to exercise its rights under this Section 11.2. Such notice given by the General Partner to a Limited Partner pursuant to this Section 11.2 shall be treated as if it were a Notice of Redemption delivered to the General Partner by such Limited Partner. For purposes of this Section 11.2, (a) any Limited Partner (whether or not otherwise a Qualifying Party) may, in the General Partner's sole and absolute discretion, be treated as a Qualifying Party that is a Tendering Party and (b) the provisions of Sections 11.1(c), 11.1(e)(i), 11.1(e)(ii), and 11.1.(e)(iv) hereof shall not apply, but the remainder of Section 11.1 hereof (including, without limitation, the rights of the General Partner under Section 11.1(b) hereof) shall apply with such adjustments as shall be necessary in the circumstances. Notwithstanding the foregoing, the Partnership shall have no rights pursuant to this Section 11.2 prior to January 1, 2016.

11.3 OTHER REDEMPTIONS. Notwithstanding the provisions of Section 11.1 hereof, nothing in this Agreement shall preclude the redemption of any Partnership Interest of a Limited Partner or Partnership Units by the Partnership upon such terms and conditions as may be negotiated between the Limited Partner or Assignee holding such Limited Partner's Partnership Interest or Partnership Units, on the one hand, and the General Partner, on the other hand, in their sole and absolute discretion. Such a redemption may include, without limitation, the payment of cash by the Partnership to the Limited Partner or Assignee, in a lump sum or in installments, or the distribution in kind of Partnership assets to such Limited Partner or Assignee (which assets may be encumbered), including assets to be designated by the Limited Partner or Assignee and acquired (with or without debt financing) by the Partnership. Upon any such redemption, the Partnership Units and Partnership Interest redeemed shall be cancelled and Exhibit A shall be amended as appropriate to reflect such redemption. In effecting any such redemption by negotiated agreement, none of the Partnership, the General Partner, the Limited Partner and the Assignee, as the case may be, shall incur any liability to any other Unitholder or have any duty to offer the same or similar terms for redemption of any other Partnership Interest or Partnership Units.

                                   ARTICLE XII

                             Arbitration of Disputes

12.1 ARBITRATION. Notwithstanding anything to the contrary contained in this Agreement, all claims, disputes and controversies between the parties hereto (including, without limitation, any claims, disputes and controversies between the Partnership and any one or more of the Partners and any claims, disputes and controversies between any one or more Partners) arising out of or in connection with this Agreement or the Partnership created hereby, relating to the validity, construction, performance, breach, enforcement or termination thereof, or otherwise, shall be resolved by binding arbitration in San Francisco, California, in accordance with California Civil Procedure Code Sections 1280 et seq. (other than Section 1283.05), this Article XII and, to the extent not inconsistent with this Article XII (other than the reference in this Article to Sections of the California Civil Procedure Code), the Expedited Procedures and Commercial Arbitration Rules of the American Arbitration Association (the "Arbitration Rules").

12.2 PROCEDURES. Any arbitration called for by this Article XII shall be conducted in accordance with the following procedures:

(a) The Partnership or any Partner (the "Requesting Party") may demand arbitration pursuant to Section 12.1 hereof at any time by giving written notice of such demand (the "Demand Notice") to all other Partners and (if the Requesting Party is not the Partnership) to the Partnership which Demand Notice shall describe in reasonable detail the nature of the claim, dispute or controversy.

(b) Within fifteen (15) days after the giving of a Demand Notice, the Requesting Party, on the one hand, and each of the other Partners and/or the Partnership against whom the claim has been made or with respect to which a dispute has arisen (collectively, the "Responding Party"), on the other hand, shall select and designate in writing to the other party one reputable, disinterested individual (a "Qualified Individual") willing to act as an arbitrator of the claim, dispute or controversy in question. Each of the Requesting Party and the Responding Party shall use its best efforts to select a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof), having at least ten (10) years experience in real estate partnership matters, having no affiliation with any of the parties as its respective Qualified Individual. Within fifteen (15) days after the foregoing selections have been made, the arbitrators so selected shall jointly select a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the third Qualified Individual willing to act as an arbitrator of the claim, dispute or controversy in question (the "Third Arbitrator"). In the event that the two arbitrators initially selected are unable to agree on the Third Arbitrator within the second fifteen (15) day period referred to above, then, on the application of either party, the American Arbitration Association shall promptly select and appoint a present or former partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the Qualified Individual to act as the Third Arbitrator in accordance with the terms of the Arbitration Rules. The three arbitrators selected pursuant to this subsection (b) shall constitute the arbitration panel for the arbitration in question.

(c) The presentations of the parties hereto in the arbitration proceeding shall be commenced and completed within sixty (60) days after the selection of the arbitration panel pursuant to subsection (b) above, and the arbitration panel shall render its decision in writing within thirty (30) days after the completion of such presentations. Any decision concurred in by any two (2) of the arbitrators shall constitute the decision of the arbitration panel, and unanimity shall not be required. If a decision concurred in by at least two (2) of the arbitrators is not rendered within such thirty (30) day period, then each of the parties shall select a new Qualified Individual willing to act as an arbitrator and a new arbitration proceeding shall commence in accordance with this Article XII.

(d) The arbitration panel shall have the discretion to include in its decision a direction that all or part of the attorneys' fees and costs of any party or parties and/or the costs of such arbitration be paid by any other party or parties. On the application of a party before or after the initial decision of the arbitration panel, and proof of its attorneys' fees and costs, the arbitration panel shall order the other party to make any payments directed pursuant to the preceding sentence.

(e) The Third Arbitrator shall have the right in its discretion to authorize the obtaining of discovery, including the taking of depositions of witnesses for the purpose of discovery.

(F) At the request of any party, the arbitrators shall make and provide to the parties written findings of fact and conclusions of law.

12.3 BINDING CHARACTER. Any decision rendered by the arbitration panel pursuant to this Article XII shall be final and binding on the parties hereto, and judgment thereon may be entered by any state or federal court of competent jurisdiction.

12.4 EXCLUSIVITY. Arbitration shall be the exclusive method available for resolution of claims, disputes and controversies described in Section 12.1 hereof, and the Partnership and its Partners stipulate that the provisions hereof shall be a complete defense to any suit, action, or proceeding in any court or before any administrative or arbitration tribunal with respect to any such claim, controversy or dispute. The provisions of this Article XII shall survive the dissolution of the Partnership.

12.5 NO ALTERATION OF AGREEMENT. Nothing contained herein shall be deemed to give the arbitrators any authority, power or right to alter, change, amend, modify, add to, or subtract from any of the provisions of this Partnership Agreement.

                                  ARTICLE XIII


                               General Provisions

13.1 NOTICES. All notices, offers or other communications required or permitted to be given pursuant to this Agreement shall be in writing and may be personally served, telecopied or sent by United States mail and shall be deemed to have been given when delivered in person, upon receipt of telecopy or three business days after deposit in United States mail, registered or certified, postage prepaid, and properly addressed, by or to the appropriate party. For purposes of this Section 13.1, the addresses of the parties hereto shall be as set forth in attached Exhibit A. The address of any Limited Partner may be changed by a notice in writing given to the General Partner or the Special Limited Partner in accordance with the provisions hereof, and the address of the General Partner and the Special Limited Partner may be changed by a notice in writing given to each of the Limited Partners in accordance with the provisions hereof.

13.2 Successors. This Agreement and all the terms and provisions hereof shall be binding upon and shall inure to the benefit of all Partners, and their legal representatives, heirs, successors and permitted assigns, except as expressly herein otherwise provided.

13.3 EFFECT AND INTERPRETATION. This Agreement shall be governed by and construed in conformity with the laws of the State of California.

13.4 COUNTERPARTS. This Agreement may be executed in counterparts, each of which shall be an original, but all of which shall constitute one and the same instrument.

13.5 PARTNERS NOT AGENTS. Except as specifically provided herein, nothing contained herein shall be construed to constitute any Partner the agent of another Partner, or in any manner to limit the Partners in the carrying on of their own respective businesses or activities.

13.6 ENTIRE UNDERSTANDING; ETC. This Agreement constitutes the entire agreement and understanding among the Partners and supersedes any prior understandings and/or written or oral agreements among them respecting the subject matter within.

13.7 AMENDMENTS. The General Partner is hereby authorized, without the consent of the Limited Partners, to amend this Agreement, including, without limitation, Exhibit A attached hereto to reflect (i) the admission of any substituted
Limited Partner or Additional Limited Partner into the Partnership or the withdrawal of any Limited Partner from the Partnership, or (ii) any adjustment to the Percentage Interests, Partnership Units or Capital Accounts of the Partners in connection with any of the actions described in clause (i) above,
Section 4.3, or elsewhere in this Agreement. Except as provided in the previous sentence, this Agreement may not be amended, and no provision benefiting the General Partner or the Special Limited Partner may be waived, except by a written instrument signed by the General Partner and the Special Limited Partner (and Essex to the extent provided in Section 13.16) and (except as provided in Article IV and Article IX), if the Limited Partners (other than the Special Limited Partner) collectively own forty percent (40%) or more of the Partnership Units, a Majority-In-Interest of the Limited Partners, except that this

Agreement may not be amended to alter the priority of distributions or to decrease any Limited Partner's Percentage Interest (except pursuant to a provision of this Agreement other than this Section 13.7) without the consent of all of the affected Limited Partners (regardless of the size of their collective Partnership Unit ownership).

13.8 SEVERABILITY. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid by a court of competent jurisdiction, the remainder of this Agreement, or the application of such provision to persons or circumstances other than those to which it is held invalid by such court, shall not be affected thereby.

13.9 TRUST PROVISION. This Agreement, to the extent executed by the trustee of a trust, is executed by such trustee solely as trustee and not in a separate capacity. Nothing herein contained shall create any liability on, or require the performance of any covenant by, any such trustee individually, nor shall anything contained herein subject the individual personal property of any trustee to any liability.

13.10 PRONOUNS AND HEADINGS. As used herein, all pronouns shall include the masculine, feminine and neuter, and all defined terms shall include the singular and plural thereof whatever the context and facts require such construction. The headings, titles and subtitles herein are inserted for convenience of reference only and are to be ignored in any construction of the provisions hereof. Any references in this Agreement to "including" shall be deemed to mean "including without limitation".

13.11 ASSURANCES. Each of the Partners shall hereafter execute and deliver such further instruments and do such further acts and things as may be required or useful to carry out the intent and purpose of this Agreement and as are not inconsistent with the terms hereof.

13.12 TAX CONSEQUENCES. Each Partner acknowledges and agrees that he or she has relied fully upon the advice of its own legal counsel and/or accountant in determining the tax consequences of this Agreement and the transactions contemplated hereby and not upon any representations or advice by the General Partner or by any other Partner.

13.13 SECURITIES REPRESENTATIONS. Each Limited Partner hereby represents and warrants to the Partnership and the General Partner that

(a) such Limited Partner understands the risks of, and other considerations relating to accepting the Partnership Units in connection with its contribution of property to the Partnership.

(b) such Limited Partner is an "accredited investor" as defined in Rule 501 under the Securities Act, and by reason of its business and financial experience, together with the business and financial experience of those persons, if any, retained by it to represent or advise it with respect to the transactions contemplated by this Agreement, (a) has such knowledge, sophistication and experience in financial and business matters and in making investment decisions of this type, and it is capable of evaluating the merits and risks of an investment in the Partnership and of making an informed investment decision, (b) is capable of protecting its own interest or has engaged representatives or advisors to assist it in protecting its interest, and
(c) is capable of bearing the economic risk of such investment.

(c) such Limited Partner understands that an investment in the Partnership involves substantial risks. Each Limited Partner has been given the opportunity to make a thorough investigation of the proposed activities of the Partnership. Each Limited Partner has been afforded the opportunity to obtain any information deemed necessary by such Limited Partner. Each Limited Partner confirms that all documents, records, and book pertaining to its investment in the Partnership and requested by such Limited Partner have been made available or delivered to such Limited Partner. Each Limited Partner has had an opportunity to ask questions of and receive answers from the Partnership, or from a person or persons acting on the Partnership's behalf, concerning the terms and conditions of the transactions contemplated by this Agreement and its acquisition of Partnership Units. Each Limited Partner has relied upon, and is making its investment decisions, solely upon such information as has been provided to such Limited Partner in writing by the Partnership.

(d) The Partnership Units issued or to be issued to each Limited Partner by the Partnership will be held or acquired by such Limited Partner for its own account for investment only and not with a view to, or with any intention of, a distribution or resale thereof, in whole or in part, or the grant of any participation therein, without prejudice, however, to such Limited Partner's right (subject to the terms of this Agreement) at all times to sell or otherwise dispose of all or any part of its Partnership Units under an exemption from such registration available under the Securities Act and applicable state securities laws, and subject, nevertheless, to the disposition of its assets being at all times within its control. Each Limited Partner was not formed for the specific purpose of acquiring an interest in the Partnership.

Each Limited Partner agrees and acknowledges that (i) the Partnership Units issued or to be issued to such Limited Partner have not been registered under the Securities Act or state securities laws by reason of a specific exemption or exemptions from registration under the Securities Act and applicable state securities laws and, if such Partnership Units are represented by certificates, such certificates will bear a legend to such effect; (ii) the Partnership's reliance on such exemptions is predicated in part on the accuracy and completeness of the representations, warranties and covenants of such Limited Partner contained herein; (iii) such Partnership Units, therefore, cannot be resold unless registered under the Securities Act and applicable state securities laws, or unless an exemption from registration is available; (iv) there is no public market for such Partnership Units; (v) notwithstanding anything to the contrary set forth in this Agreement, Partnership Units issued to such Limited Partner may not be Transferred unless the General Partner determines that the Transfer of the same is a valid private placement under applicable federal and state securities laws; and (vi) the Partnership has no obligation or intention to register such Partnership Units for resale under the Securities Act or any state securities laws or to take any action that would make available any exemption from the registration requirements of such laws. Each Limited Partner hereby acknowledges that because of the restrictions on Transfer of such Partnership Units to be issued hereunder, such Limited Partner may have to bear the economic risk of the investment commitment evidenced by this Agreement for an indefinite period of time.

13.14 ORIGINAL GENERAL PARTNER REPRESENTATIONS. Each of the Current General Partners, hereby, jointly and severally, represents and warrants to the General Partner, the Special Limited Partner and the Partnership, as of the date hereof, as follows:

(a) There is no litigation pending or, after due and diligent inquiry, to the best of such Current General Partner's knowledge, threatened, (i) against the Partnership, or (ii) any of the Current General Partners relating to the operation or management of the Partnership or any of the Partnership's current or prior assets.

(b) The Partnership is a limited partnership duly organized, validly existing and in good standing under the laws of the State of California. This Agreement will not violate any provision of any agreement or judicial or administrative order to which the Partnership or its current or prior assets are subject. The Partnership and its operations are (and have at all times in the past been) in compliance with all applicable laws.

(c) There are no outstanding (i) liabilities, debts, obligations or responsibilities of the Partnership (including, without limitation, debts owed by the Partnership to any of the Partners or any other Person), or (ii) written or oral agreements to which the Partnership is subject or its assets bound, which have not been disclosed to the General Partner, in writing, prior to the date hereof.

(d) None of the Current General Partners is or has been the subject of any Bankruptcy.

13.15 POWER OF ATTORNEY. Each Limited Partner and each Assignee hereby irrevocably constitutes and appoints the General Partner, any Liquidating Trustee, and authorized officers and attorneys-in-fact of each, and each of those acting singly, in each case with full power of substitution, as its true and lawful agent and attorney-in-fact, coupled with an interest, with full power and authority in its name, place and stead to:

(1) execute, swear to, seal, acknowledge, deliver, file and record in the appropriate public offices (a) all certificates, documents and other instruments (including, without limitation, this Agreement and the Certificate and all amendments, supplements or restatements thereof) that the General Partner or the Liquidating Trustee deems appropriate or necessary to form, qualify or continue the existence or qualification of the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability to the extent provided by applicable law) in the State of California and in all other jurisdictions in which the Partnership may conduct business or own property; (b) all instruments that the General Partner deems appropriate or necessary to reflect any amendment, change, modification or restatement of this Agreement in accordance with its terms; (c) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reflect the dissolution and liquidation of the Partnership pursuant to the terms of this Agreement, including, without limitation, a certificate of cancellation; (d) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reflect the distribution or exchange of assets of the Partnership pursuant to the terms of this Agreement; (e) all instruments relating to the dissolution, liquidation or winding up of the Partnership or the admission, withdrawal, removal or substitution of any Partner or any of the other events described in, Article VIII, Article IX or Section 13.7 hereof or the Capital Contribution of any Partner; and (f) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges relating to Partnership Interests; and

(2) execute, swear to, acknowledge and file all ballots, consents, approvals, waivers, certificates and other instruments appropriate or necessary, in the sole and absolute discretion of the General Partner, to make, evidence, give, confirm or ratify any vote, consent, approval, agreement or other action that is made or given by the Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole and absolute discretion of the General Partner, to effectuate the terms or intent of this Agreement.

Nothing contained herein shall be construed as authorizing the General Partner to amend this Agreement except in accordance with this Article XIII hereof or as may be otherwise expressly provided for in this Agreement.

The foregoing power of attorney is hereby declared to be irrevocable and a special power coupled with an interest, in recognition of the fact that each of the Limited Partners and Assignees will be relying upon the power of the General Partner to act as contemplated by this Agreement in any filing or other action by it on behalf of the Partnership, and it shall survive and not be affected by the subsequent Incapacity of any Limited Partner or Assignee and the Transfer of all or any portion of such Limited Partner's or Assignee's Partnership Units or Partnership Interest and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the General Partner, acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee hereby waives any and all defenses that may be available to contest, negate or disaffirm the action of the General Partner, taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the General Partner or the Liquidating Trustee, within fifteen (15) days after receipt of the General Partner's or the Liquidating Trustee's request therefor, such further designation, powers of attorney and other instruments as the General Partner or the Liquidating Trustee, as the case may be, deems necessary to effectuate this Agreement and the purposes of the Partnership.

13.16 THIRD PARTY BENEFICIARY. Essex is and is hereby deemed a third party beneficiary of this Agreement to the extent of the option granted to Essex pursuant to Section 11.1(b) hereof and the other rights granted to Essex hereunder, and Essex shall have the right to directly enforce such option and all other rights provided to Essex pursuant to this Agreement. Neither Section
7.13 (nor the definition of "REIT Requirements"), Section 9.4 nor Section 11.1 (nor the definition of "Charter") shall be modified in any manner without Essex's prior written consent in Essex's sole discretion.

13.17 COSTS OF AGREEMENT. All costs incurred in connection with the preparation and execution of this Agreement shall be paid by the Partnership.

IN WITNESS WHEREOF, this Agreement is hereby entered into among the undersigned Partners as of the date first written above.

GENERAL PARTNER:
ESSEX MANAGEMENT CORPORATION,
a California corporation



By: ________________________________________________

Name:_______________________________________________

Its: _______________________________________________



SPECIAL LIMITED
PARTNER:
ESSEX PORTFOLIO, L.P., a
California limited partnership

By: ESSEX PROPERTY TRUST, INC., a
    Maryland corporation



By: __________________________________________

Name: _________________________________________

Its: __________________________________________

LIMITED PARTNERS:


NOTICE: BY EXECUTING THIS AGREEMENT YOU ARE AGREEING TO HAVE ANY DISPUTE ARISING OUT OF THE MATTERS INCLUDED IN THE "ARBITRATION OF DISPUTES" PROVISION IN
ARTICLE XII (THE "ARBITRATION PROVISION") DECIDED BY NEUTRAL ARBITRATION AS PROVIDED BY SUCH ARBITRATION PROVISION AND BY CALIFORNIA LAW AND YOU ARE GIVING UP ANY RIGHTS YOU MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL EXCEPT AS SPECIFICALLY INCLUDED IN THE ARBITRATION PROVISION. BY EXECUTING THIS AGREEMENT YOU ARE GIVING UP YOUR JUDICIAL RIGHTS TO DISCOVERY AND APPEAL, UNLESS THOSE RIGHTS ARE SPECIFICALLY INCLUDED IN THE ARBITRATION PROVISION. IF YOU REFUSE TO SUBMIT TO ARBITRATION AFTER AGREEING TO THE ARBITRATION PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER THE AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. YOUR AGREEMENT TO THE ARBITRATION PROVISION IS VOLUNTARY.


THE UNDERSIGNED HAS READ AND UNDERSTANDS THE FOREGOING AND AGREES TO SUBMIT DISPUTES ARISING OUT OF THE MATTERS INCLUDED IN THE ARBITRATION PROVISION TO NEUTRAL ARBITRATION.





/s/ Ann M. Barry Trust                             /s/ C&R Burnett Living Trust
Ann M. Barry Trust                                 C&R Burnett Living Trust

/s/ Kalman Cseuz                                   /s/ Hansen Revocable Trust
Kalman Cseuz                                       Hansen Revocable Trust

/s/ Jack Hoover                                    /s/ Jean Jensen
Jack Hoover                                        Jean Jensen

/s/ The Edmond R. Joseph Family Trust              /s/ George M. Marcus
The Edmond R. Joseph Family Trust                  George M. Marcus

/s/ Donald V. Baptist                              /s/ James Fuqua
Donald V. Baptist                                  James Fuqua

/s/ Jean C. Baptist                                /s/ Craig Zimmerman
Jean C. Baptist                                    Craig Zimmerman

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western San Jose III Investors, a California Limited Partnership Agreement Between Essex Management Corporation, Essex Portfolio, L.P. and the limited partners listed on signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.

Exhibit A:     Partners and Addresses

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western San Jose III Investors, a California Limited Partnership Agreement Between Essex Management Corporation, Essex Portfolio, L.P. and the limited partners listed on signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.

Exhibit B:     Examples Regarding Adjustment Factor

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western San Jose III Investors, a California Limited Partnership Agreement Between Essex Management Corporation, Essex Portfolio, L.P. and the limited partners listed on signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.

Exhibit C:     Notice of Redemption

The following exhibit to this Fourth Amended and Restated Agreement of Limited Partnership of Western San Jose III Investors, a California Limited Partnership Agreement Between Essex Management Corporation, Essex Portfolio, L.P. and the limited partners listed on signature page thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.

Exhibit E:      Allocations

          FOURTH AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                        WESTERN SAN JOSE III INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          ____________________________

THE LIMITED PARTNERSHIP INTERESTS REFERRED TO HEREIN HAVE NOT BEE REGISTERED UNDER THE SECURITIES ACTO FO 1933, AS AMENDED, OR, UNLESS IT HAS BEEN CONFIRMED TO YOU IN WRITING, WITH ANY STATE REGULATORY AGENCY. THES LIMITED PARTNERSHIP INTERESTS MUST BE ACQUIRED FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND, EXCEPT AS SPECIFICALLY PROVIDED IN THIS PARTNERSHIP AGREEMENT, MAY NOT BE MORTGAGED, PLEDGED, HYPOTHECATED OR OTHER WISE
TRANSFERRED OR OFFERED TO BE SO TRANSFERRED SECURITIES ACT OF 1933, AS AMENDED, AND THE REGULATIONS PROMULGATED PURSUANT THERETO AN ANY APPLICABLE STATE LAW (UNLESS EXEMPT THEREFROM), AND WITHOUT COMPLIANCE WITH THE REQUIREMENTS SET FORTH IN THIS PARTNERSHIP AGREEMENT.

NO STATE OF FEDERAL SECURITY COMMISSIONERS OR STATE OR FEDERAL REGULATORY AGENCIES HAVE PASSED UPON THE VALUE OF THE SECURITIES, NOR HAVE THEY APPROVED OR DISAPPROVED THE OFFERING. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.
                             **********************

                               TABLE OF CONTENTS
                                                                            Page

ARTICLE I DEFINITIONS; ETC.....................................................1

1.1  Definitions...............................................................1
1.2  Exhibit, Etc.............................................................16

ARTICLE II ORGANIZATION.......................................................16

2.1 Continuation of Partnership...............................................16
2.2  Name.....................................................................16
2.3  Character of the Business................................................16
2.4  Partnership Only for Purposes Specified..................................17
2.5  Location of the Principal Place of Business..............................17
2.6  Agent for Service of Process.............................................17
2.7  Admission of New General Partner; Removal of Existing General Partners...17
2.8  Certificates of Ownership................................................17

ARTICLE III TERM..............................................................18

3.1  Commencement.............................................................18
3.2  Termination..............................................................18

ARTICLE IV CONTRIBUTIONS TO CAPITAL...........................................18

4.1  General Partner and Special Limited Partner Capital Contributions........18
4.2  Limited Partner Capital Contributions....................................18
4.3  Additional Funds.........................................................18
4.4  Contributions of Property................................................19
4.5  No Third Party Beneficiary...............................................20
4.6  No Interest; No Return...................................................20

ARTICLE V CONCURRENT TRANSACTIONS.............................................20

5.1  Concurrent Transactions..................................................20

ARTICLE VI ALLOCATIONS AND OTHER TAX AND ACCOUNTING MATTERS...................20

6.1  Allocations..............................................................20
6.2  Distributions............................................................20
6.3  Withholding..............................................................21
6.4  Books of Account.........................................................21
6.5  Reports..................................................................21
6.6  [Intentionally Omitted]..................................................22
6.7  Tax Elections and Returns................................................22
6.8  Tax Matters Partner......................................................22

ARTICLE VII RIGHTS, DUTIES AND RESTRICTIONS OF THE GENERAL PARTNER............23

7.1  Expenditures by Partnership..............................................23
7.2  Powers and Duties of General Partner.....................................23
7.3  Major Decisions..........................................................26
7.4  Actions with Respect to Certain Documents................................26
7.5  Other Business of General Partner and Special Limited Partner............27
7.6  Contracts With Affiliates................................................27
7.7  Proscriptions............................................................27
7.8  Additional Partners......................................................28
7.9  Title Holder.............................................................28
7.10  Compensation of the General Partner.....................................28

7.11  Waiver and Indemnification..............................................28
7.12  Contracts With Controlled Entities......................................29
7.13  Operation in Accordance with REIT Requirements..........................29

ARTICLE VIII DISSOLUTION, LIQUIDATION AND WINDING-UP..........................30

8.1  Liquidating Events.......................................................30
8.2  Accounting...............................................................30
8.3  Distribution on Dissolution..............................................30
8.4  Timing Requirements......................................................31
8.5  Sale of Partnership Assets...............................................31
8.6  Distributions in Kind....................................................31
8.7  Documentation of Liquidation.............................................32
8.8  Liability of the Liquidating Trustee.....................................32

ARTICLE IX TRANSFER OF PARTNERSHIP INTERESTS..................................32

9.1  General Partner and Special Limited Partner Transfers....................32
9.2  Transfers by Limited Partners............................................33
9.3  Issuance of Additional Partnership Interests and Admittance of Additional
     Partners.................................................................34
9.4  Restrictions on Transfer.................................................34

ARTICLE X RIGHTS AND OBLIGATIONS OF THE LIMITED PARTNERS......................35

10.1  No Participation in Management..........................................35
10.2  Bankruptcy of a Limited Partner and Certain Other Events................35
10.3  No Withdrawal...........................................................35
10.4  Duties and Conflicts....................................................35

ARTICLE XI GRANT OF RIGHTS TO LIMITED PARTNERS................................36

11.1  Grant of Rights.........................................................36
11.2  Partnership Right to Call Limited Partner Interest......................40
11.3  Other Redemptions.......................................................41

ARTICLE XII ARBITRATION OF DISPUTES...........................................41

12.1  Arbitration.............................................................41
12.2  Procedures..............................................................41
12.3  Binding Character.......................................................43
12.4  Exclusivity.............................................................43
12.5  No Alteration of Agreement..............................................43

ARTICLE XIII GENERAL PROVISIONS...............................................44

13.1  Notices.................................................................44
13.2  Successors..............................................................44
13.3  Effect and Interpretation...............................................44
13.4  Counterparts............................................................44
13.5  Partners Not Agents.....................................................44
13.6  Entire Understanding; Etc...............................................44
13.7  Amendments..............................................................44
13.8  Severability............................................................45
13.9  Trust Provision.........................................................45
13.10  Pronouns and Headings..................................................45
13.11  Assurances.............................................................45
13.12  Tax Consequences.......................................................45
13.13  Securities Representations.............................................45
13.14  Original General Partner Representations...............................47

13.15  Power of Attorney......................................................47
13.16  Third Party Beneficiary................................................48
13.17  Costs of Agreement.....................................................49

                                                 EXHIBITS
A        Partners and Addresses
B        Examples Regarding Adjustment Factor
C        Notice of Redemption
E        Allocations

                          FOURTH AMENDED AND RESTATED

                        AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                        WESTERN SAN JOSE III INVESTORS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                             ______________________

     THIS REGISTRATION RIGHTS AGREEMENT (this "Agreement") is entered into as of this 1st day of January, 1997, by and among Essex Property Trust, Inc., a Maryland corporation (the "Company"), and the investors executing this document (each an "Investor" and collectively the "Investors").


                                    RECITALS

     1. Essex Management Corporation, Essex Portfolio, L.P. ("Essex Portfolio") and a portion of the Investors are parties to the Second Amended and Restated Agreement of Limited Partnership of Western-Highridge Investors, a California limited partnership.

     2. Essex Management Corporation, Essex Portfolio and a portion of the Investors are parties to the Fourth Amended and Restated Agreement of Limited Partnership of Western-Riviera Investors, a California limited partnership.

     3. Essex Management Corporation, Essex Portfolio and a portion of the Investors are parties to the Fourth Amended and Restated Agreement of Limited Partnership of Western San Jose III Investors, a California limited partnership.

     4. Essex Management Corporation, Essex Portfolio and a portion of the Investors are parties to the Fourth Amended and Restated Agreement of Limited Partnership of Western Palo Alto II Investors, a California limited partnership.

     5. Essex Management Corporation, Essex Portfolio and the remaining portion of the Investors are parties to the Second Amended and Restated Agreement of Limited Partnership of Irvington Square Associates, a California limited partnership (collectively the "Partnership Agreements").

     6. Pursuant to the Partnership Agreements, the Investors will receive rights to convert their Partnership Units (as defined in the Partnership Agreements) in Western-Highridge Investors, a California limited partnership, Western-Riviera Investors, a California limited partnership, Western San Jose III Investors, a California limited partnership, Western Palo Alto II Investors, a California limited partnership and Irvington Square Associates, a California limited partnership, respectively, into shares of Common Stock, par value $.0001 per share (the "Common Stock"), of the Company. All capitalized terms used herein, but not defined, shall have the meanings ascribed to such terms in the Partnership Agreements.

     7. The Company is the general partner in Essex Portfolio.

     8. In consideration for the Investors' obligations under the Partnership Agreements, the Company has agreed to provide the Investors with certain registration rights.

     NOW THEREFORE, in consideration of the foregoing and the mutual promises herein contained, the parties agree as follows:

                                    AGREEMENT

          1. Definitions. As used in this Agreement, the following terms shall have the following respective meanings:

          (a) The terms "register," "registered" and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and the declaration or ordering of the effectiveness of such registration statement;

          (b) The term "Registrable Securities" means: (i) the Common Stock issued upon the purchase by the Company of the Partnership Units held by Qualifying Parties (the "Conversion Shares") pursuant to Section 11.1(b) of the Partnership Agreements; and (ii) any other Common Stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of such Partnership Units or Conversion Shares; provided, however, that shares of Common Stock or other securities shall not be treated as Registrable Securities (A) if they have been sold to or through a broker or dealer or underwriter in a public distribution or a public securities transaction pursuant to an effective registration statement or pursuant to Rule 144 ("Rule 144") under the Securities Act, or (B) if in the opinion of counsel to the Company they may be sold in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act so that all transfer restrictions and legends with respect thereto are removed from the consummation of such sale;

          (c) The term "Holder" means any holder of outstanding Registrable Securities who is (i) an Investor; or (ii) any person to which the registration rights provided for in this Agreement shall have been properly assigned in accordance with Section 10 hereof;

          (d) The term "Initiating Holders" means any Holder or Holders making a request for registration pursuant to the provisions of Section 2 hereof;

          (e) The term  "Securities  Act" shall mean the Securities Act of 1933,
          as  amended,   and  the  rules  and   regulations  of  the  Commission
          thereunder, all as the same shall be in effect at the time; and

          (f) The term "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

          2. Requested Registration.

          (a) Requested Registration. From and after the issuance of Registrable Securities by the Company, in the event that the Company shall receive from one or more of the Holders a written request for it to effect any registration, qualification or compliance with respect to such Registrable Securities, the Company will:

               (i)  within ten (10) days of the  receipt by the  Company of such
          notice,   give   written   notice   of  the   proposed   registration,
          qualification or compliance to all other Holders; and

               (ii) use its commercially reasonable efforts to promptly file and diligently effect all such registrations, qualifications and compliances (including, without limitation, the execution of an undertaking to file post-effective amendments, appropriate qualification under the applicable blue sky or other state securities laws and appropriate compliance with exemptive regulations issued under the Securities Act and any other governmental requirements or regulations) as may be so requested and as would permit or facilitate the sale and distribution of all of such Holders' Registrable Securities (or such portion thereof as are specified in such request), together with all or such portion of the Registrable Securities of any other Holder or Holders joining in such request as are specified in a written notice delivered to the Company within twenty (20) days after receipt of such written notice from the Company; provided that with respect to any registration, qualification or compliance requested pursuant to this Section 2, the Company may in its sole discretion file a registration statement under Rule 415 of the Securities Act (or under a rule substantially equivalent to Rule 415 as now in effect) for an offering of the Investors' Registrable Securities on a continuous or delayed basis in the future (a "Shelf Registration Statement") and provided further that the Company shall not be obligated to take any action to effect any such registration, qualification or compliance pursuant to this Section 2:

          (A) In any particular jurisdiction in which the Company would be required to execute a general consent to service of process in effecting such registration, qualification or compliance unless the Company is already subject to service in such jurisdiction and except as may be required by the Securities Act;

          (B) If the Company has already effected one registration for a Holder or Holders pursuant to this Section;

          (C) If at the time of the request to register Registrable Securities the Company gives notice within thirty (30) days of such request that it is engaged or has fixed plans to engage within sixty (60) days of the time of the request in a registered underwritten public offering;

          (D) If the Company is not eligible to file a registration statement on Form S-3 (or a substantially similar equivalent registration form under the Securities Act subsequently adopted by the Commission that permits inclusion of or incorporation by reference to other documents filed by the Company with the Commission)

          (E) If; the intended method of disposition of the Holders' Registrable Securities involves an underwritten offering; or

          (F) If a Suspension Event (as defined in Section 8) has occurred and such event or its effect is continuing.

          Subject to the foregoing, the Company may register the Registrable Securities requested to be registered pursuant to this Section 2 by means of any applicable registration statement form available from time to time, including without limitation a Shelf Registration Statement, as the Company may deem desirable and appropriate, in its sole discretion.

               (b) Delay of Registration. If the Company shall furnish to the Initiating Holders a certificate signed by the President of the Company stating that, in the good faith judgment of the Board of Directors of the Company, it would be seriously detrimental to the Company and its stockholders for a registration statement to be filed on or before the date filing would be required and it is therefore essential to defer the filing of such registration statement, then the Company may direct that such request for registration be delayed for a period not in excess of 60 days, such right to delay a request to be exercised by the Company not more than once in any twelve-month period; provided that the filing of the registration statement may also be delayed pursuant to Section 8 below.

          3. Expenses of Registration. All expenses incurred in connection with any registration, qualification or compliance pursuant to Sections 2, including without limitation, all registration, filing and qualification fees, printing expenses, fees and disbursements of counsel for the Company, expenses of any special audits incidental to or required by such registration, qualification or compliance shall be borne by the Company. The Company shall not be required to pay underwriters' discounts, commissions, or stock transfer taxes relating to Registrable Securities or the fees and disbursements of any counsel retained by the Holders.

          4. Registration Procedures. In the case of each registration, qualification or compliance effected by the Company pursuant to this Agreement, the Company will keep each Holder participating therein advised in writing as to the initiation of each registration, qualification and compliance and as to the completion thereof. At its expense (except as otherwise provided in Section 3 above) the Company will:

               (a) If the registration statement is other than a Shelf Registration Statement, prepare and file with the Commission a registration statement with respect to such securities and use its best efforts to cause such registration, qualification or compliance to become and remain effective for a period of 180 days or until the Holder or Holders have completed the distribution described in such registration statement, whichever shall first occur;

               (b) If the registration statement is a Shelf Registration Statement, prepare and file with the Commission a Shelf Registration Statement and use its best efforts to keep the Shelf Registration Statement continuously effective until one year after the date the Shelf Registration Statement is first declared effective or until the Holders have sold all the Registrable Securities covered by the Shelf Registration Statement, whichever shall first occur;

               (c) furnish to the Holders participating in such registration such number of copies of the registration statement, preliminary prospectus, final prospectus and other documents incident thereto as such Holders from time to time may reasonably request;

               (d) prepare and file with the Commission (and promptly notify the participating Holders of such event) such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

               (e) subject to Section 2(a)(ii)(A), use its best efforts to register or qualify the securities covered by such registration statement under such state securities or blue sky laws of such jurisdictions as such participating Holders may reasonably request, in a writing received by the Company at least ten (10) days prior to the original filing of such registration statement;

               (f) enter into a written underwriting agreement in customary form and substance reasonably satisfactory to the Company, the Holders and the managing underwriter or underwriters of the public offering of such securities, if the offering is to be underwritten, in whole or in part; and

               (g) notify each Holder of Registrable Securities covered by such registration statement, at any time when a prospectus relating thereto covered by such registration statement is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

          5. Indemnification.

               (a) The Company hereby indemnifies, defends, protects and holds harmless each Holder, each of its officers and directors, if any, and each person controlling the Holder, if any, with respect to which registration, qualification or compliance has been effected pursuant to this Agreement, against all claims, losses, damages, costs, expenses and liabilities whatsoever (or actions in respect thereof) arising out of or based on (i) any untrue statement, (or alleged untrue statement) of a material fact contained in any registration statement, prospectus, offering circular or other similar document (including any related registration statement, notification or the like) incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made or (ii) any violation by the Company of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any state securities law or of any rule or regulation promulgated under the Securities Act, the Exchange Act or any state securities law applicable to the Company and relating to action or inaction required of the Company in connection with any such registration, qualification or compliance, and will reimburse the Holder, each of its officers and directors, if any, and each person controlling the Holder, if any, for any legal and any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action, provided, however, that
          (x) the Company will not be liable in any such case to the extent that any such claim, loss, damage, liability, or action arises out of or is based on any untrue statement (or alleged untrue statement) or omission (or alleged omission) based upon written information furnished to the Company by an instrument duly executed by the Holder and stated to be specifically for use therein or furnished by the Holder to the Company in response to a request by the Company stating specifically that such information will be used by the Company therein, and (y) in the event an underwritten public offering is involved, such indemnity agreement shall not inure to the benefit of the Holder, insofar as it relates to any such untrue statement (or alleged untrue statement) or omission (or alleged omission) made in the preliminary prospectus or prospectus but eliminated or remedied in the amended prospectus on file with the Commission at the time the registration statement becomes effective or in the amended prospectus filed with the Commission pursuant to Rule 424(b) under the Securities Act or in any subsequent amended prospectus filed with the Commission prior to the written confirmation of the sale of the Registrable Securities at issue (collectively, the "Final Prospectus"), if a copy of the Final Prospectus was not furnished to the person or entity asserting the loss, liability, claim or damage at or prior to the time such action is required by the Securities Act.

               (b) The Holders hereby agree if Registrable Securities held by or issuable to such Holders are included in the securities to which such registration, qualification or compliance is being effected, to indemnify, defend, protect and hold harmless the Company, each of its directors and officers, each underwriter, if any, of the Company's securities covered by such registration statement, and each person who controls the Company within the meaning of the Securities Act against all claims, losses, damages, costs, expenses and liabilities whatsoever (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration statement, prospectus, offering circular or other similar document (including any related registration statement, notification or the like) incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances under which they were made, and will reimburse the Company, such directors, officers, persons or underwriters for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, costs, expense, liability or action, in each case to the extent, but only to the extent, that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in such registration statement, prospectus, offering circular or other document in reliance upon and in conformity with written information furnished to the Company by an instrument duly executed by any Holder and stated to be specifically for use therein or furnished by any Holder to the Company in response to a request by the Company stating specifically that such information will be used by the Company therein, provided, however, that the foregoing indemnity agreement is subject to the condition that, in the event an underwritten public offering is involved, such indemnity agreement shall not inure to the benefit of the Company or any underwriter insofar as it relates to any such untrue statements (or alleged untrue statements) or omission (or alleged omission) made in the preliminary prospectus or prospectus but eliminated or remedied in the Final Prospectus, if a copy of the Final Prospectus was not furnished to the person or entity asserting the loss, liability, claim or damage at or prior to the time such action is required by the Securities Act.

               (c) Each party entitled to indemnification under this Section 5 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom. The Indemnifying Party shall, subject to the reasonable approval of the Indemnified Party, select the counsel who shall conduct the defense of such claim or litigation. The failure of any Indemnified Party to give notice as provided herein shall relieve the Indemnifying Party of its obligations under this Agreement only to the extent that such failure to give notice shall materially prejudice the Indemnifying Party in the defense of any such claim or any such litigation. No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement that attributes any liability to the Indemnified Party, unless the settlement includes as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. If any such Indemnified Party shall have been advised by counsel chosen by it that there may be one or more legal defenses available to such Indemnified Party that are different from or additional to those available to the Indemnifying Party, the Indemnifying Party shall not have the right to assume the defense of such action on behalf of such Indemnified Party and will reimburse such Indemnified Party and any person controlling such Indemnified Party for the reasonable fees and expenses of any counsel retained by the Indemnified Party, it being understood that the Indemnifying Party shall not, in connection with any one action or separate but similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of more than one separate firm of attorneys for each Indemnified Party or controlling person (and all other Indemnified Parties and controlling persons which may be represented without material conflict by one counsel), which firm shall be designated in writing by the Indemnified Party (or Indemnified Parties, if more than one Indemnified Party is to be represented by such counsel) to the Indemnifying Party. The Indemnifying Party shall not be subject to any liability for any settlement made without its consent, which shall not be unreasonably withheld.

               (d) If the  indemnification  provided  for in this Section 5 from the Indemnifying Party is unavailable to an Indemnified Party hereunder in respect of any losses, claims, damages, liabilities or expenses referred to therein, then the Indemnifying Party, in lieu of indemnifying such Indemnified Party, shall contribute to the amount paid or payable by such Indemnified Party as a result of such losses, claims, damages, liabilities or expenses in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party and Indemnified Parties in connection with the actions which resulted in such losses, claims, damages, liabilities or expenses, as well as any other relevant equitable considerations. The relative fault of such Indemnifying Party and Indemnified Parties shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact, has been made by, or relates to information supplied by, such Indemnifying Party or Indemnified Parties, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action. The amount paid or payable by a party as a result of the losses, claims, damages, liabilities and expenses referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceeding.

               The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 5(d) were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. No person guilty of fraudulent misrepresentation (within the meaning of section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

          6. Information by Holder. The Holder or Holders of Registrable Securities included in any registration shall furnish to the Company such information regarding such Holder or Holders and the distribution proposed by such Holder or Holders as the Company may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Agreement.

          7. Rule 144 Reporting. With a view to making available to the Holders the benefits of certain rules and regulations of the Commission which may permit the sale of Registrable Securities to the public without registration, the Company agrees to:

               (a) use its best efforts to file with the Commission in a timely manner all reports and other documents required of the Company under the Securities Act and the Securities Exchange Act; and

               (b) furnish to any Holder, so long as such Holder owns any Registrable Securities, forthwith upon written request a written statement by the Company that it has complied with the reporting requirements of said Rule 144, the Securities Act and the Securities Exchange Act (at any time after it has become subject to such reporting requirements), a copy of the most recent annual or quarterly report of the Company, and such other reports and documents so filed by the Company as such Holder may reasonably request in availing itself of any rule or regulation of the Commission permitting the Holder to sell any such securities without registration.

          8. Suspension of Registration Statement.

               (a) Notwithstanding anything to the contrary set forth in this Agreement, the Company's obligation under this Agreement to use its best efforts to cause any registration statement and any filings with any state securities commission to become effective or to amend or supplement such registration statement shall be suspended (and, if the registration statement has become effective, each Holder agrees that it will forthwith discontinue disposition of Registrable Securities pursuant to the registration statement) in the event and during such period as circumstances exist (including, without limitation (i) an underwritten offering by the Company if the Company is advised by the underwriters that sale of the shares under the registration statement would have a material adverse effect on the Company's offering or (ii) pending negotiations relating to, or consummation of, a transaction, or the occurrence of an event or the existence of facts and circumstances that would require additional disclosure of material information by the Company in the registration statement or such filing, as to which the Company has a bona fide business purpose for preserving confidentiality or which renders the Company unable to comply with Commission requirements) (such circumstances being hereinafter referred to as a "Suspension Event") that would make it impractical or unadvisable in the Company's good faith judgment, to cause the registration statement or such filings to become effective or to amend or supplement the registration statement (or, if the registration statement has become effective, to permit dispositions of Registrable Securities under the registration statement), but such suspension shall continue only for so long as such event or its effect is continuing. The Company shall notify such Holder of the existence and, in the case of circumstances referred to in clause (i) of this
          Section 8(a), of the nature of any Suspension Event. If so directed by the Company, each Holder will deliver to the Company all copies, other than permanent file copies then in such Holder's possession, of the prospectus covering such Registrable Shares that was current at the time of receipt of such notice.

               (b) Each Holder of Registrable Shares agrees, if requested by the Company in the case of a non-underwritten offering or if requested by the managing underwriter or underwriters in an underwritten offering, not to effect any public sale or distribution of any of the securities of the Company of any class included in any registration statement, including a sale pursuant to Rule 144 or Rule 144A under the Securities Act (except as part of such underwritten registration), during the 15-day period prior to, and during the 60-day period beginning on, the date of effectiveness of each underwritten offering made pursuant to such registration statement, to the extent timely notified in writing by the Company or the managing underwriters.

          9. Black-Out Period. Following the effectiveness of any registration statement pursuant to this Agreement and the filing with any state securities commissions, the Holders agree that they will not effect any sales of the Registrable Shares pursuant to the registration statement or any such filings at any time after they have received notice from the Company to suspend sales as a result of the occurrence or existence of any Suspension Event so that the Company may correct or update the registration statement or such filing. The Holder may recommence effecting sales of the Registrable Securities pursuant to the registration statement or such filings following further notice to such effect from the Company, which notice shall be given by the Company not later than five (5) days after the conclusion of any Suspension Event.

          10. Transfer of Registration Rights. Except as otherwise provided herein, the rights to cause the Company to register securities granted by the Company under Section 2 may be assigned or otherwise conveyed to a transferee or assignee of Registrable Securities, who shall be considered a "Holder" for purposes of this Agreement; provided that
          (i) such transfer is in accordance with the restrictions on the transfer of Partnership Units by an Investor set forth in Article IX of the Partnership Agreements as if the shares of Common Stock transferred were considered to be Partnership Units, (ii) such transfer is effected in accordance with applicable federal and state securities laws, (iii) such transferee or assignee becomes a party to this Agreement or agrees in writing to be subject to the terms hereof to the same extent as if he were an party hereto, and (iv) the Company is given written notice by such Holder of said transfer, stating the name and address of said transferee and identifying the securities with respect to which such registration rights are being assigned.

          11. Limitations on Subsequent Registration Rights. The registration rights granted herein are subject and subordinate to (i) the registration rights granted pursuant to that certain Investors Rights Agreement dated as of June 13, 1994, by and among the Company and the Investors (as defined in such Investors Rights Agreement)), and (ii) the registration rights granted pursuant to that certain Registration Rights Agreement, dated June 20, 1996, by and between the Company and the Investor (as defined in such Registration Rights Agreement).

          12. Successors and Assigns. Except as otherwise provided herein, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective successors and assigns of the parties. Nothing in this Agreement, express or implied, is intended to confer upon any party other than the parties hereto or their respective successors and assigns any rights, remedies, obligations, or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

          13. Governing Law. This Agreement shall be governed by and construed under the laws of the State of California as applied to agreements among California residents entered into and to be performed entirely within California.

          14. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          15. Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

          16. Notices. Except as otherwise provided, all notices and other communications required or permitted hereunder shall be in writing and shall be deemed effectively given upon personal delivery to the party to be notified or three (3) days after deposit with the United States Postal Service, by registered or certified mail, return receipt requested, postage prepaid and addressed to the party to be notified at the address indicated for such party on Exhibit A attached hereto, or at such other address as such party may designate by ten (10) days' advance written notice to the other parties.

          17. Amendments and Waivers. Any term of this Agreement may be amended and the observance of any term of the Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) only with the written consent of the Company and the Investors holding at least fifty percent (50%) of the aggregate of the outstanding Registrable Securities and the Partnership Interests that are convertible into Registrable Securities (which, for the purposes of this Section, are to be counted as if all such interests were converted into shares of Common Stock). Any amendment or waiver effected in accordance with this paragraph shall be binding upon each holder of any securities purchased under this Agreement at the time outstanding (including securities into which such securities have been converted), each future holder of all such securities, and the Company. Notwithstanding the foregoing, any Investor may waive the effectiveness or application of any provision of this Agreement as to itself, without affecting such effectiveness or application as to any other Investor.

          18. Entire Agreement. This Agreement and the other documents and agreements referred to therein constitute the entire understanding and agreement among the parties with regard to the subject matter hereof and thereof.

          19. Severability. If one or more provisions of this Agreement are determined to be unenforceable under applicable law, such provisions shall be excluded from this Agreement and the balance of the Agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.

          20. Attorneys' Fees. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs and disbursements in addition to any other relief to which such party may be entitled.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

COMPANY: ESSEX PROPERTY TRUST, INC.,
         a Maryland corporation



By: ________________________________________________

Its: _______________________________________________

INVESTORS:

/s/ Ann M. Barry Trust                       /s/ C&R Burnett Living Trust
Ann M. Barry Trust                           C&R Burnett Living Trust

/s/ Kalman Cseuz                             /s/ Hansen Revocable Trust
Kalman Cseuz                                 Hansen Revocable Trust

/s/ Jack Hoover                              /s/ Jean Jensen
Jack Hoover                                  Jean Jensen

/s/ The Edmond R. Joseph Family Trust        /s/ George M. Marcus
The Edmond R. Joseph Family Trust            George M. Marcus

/s/ Donald V. Baptist                        /s/ James Fuqua
Donald V. Baptist                            James Fuqua

/s/ Jean C. Baptist                          /s/ Edwin E. Murphy
Jean C. Baptist                              Edwin E. Murphy

/s/ Richard Lawson                           /s/ Susan Lawson
Richard Lawson                               Susan Lawson

/s/ G.B. 1992 Family Partnership             /s/ Tillmanns Family Trust
G.B. 1992 Family Partnership                 Tillmanns Family Trust

/s/ Sally Tillmanns                          /s/ Rosser Revocable Trust
Sally Tillmanns                              Rosser Revocable Trust

/s/ Meltzer Family Partnership               /s/ Harvard Holmes Trust
Meltzer Family Partnership                   Harvard Holmes Trust

/s/ Michael Lamarche                         /s/ Gaylord Mossing
Michael Lamarche                             Gaylord Mossing

/s/ Carmita Mossing                          /s/ Robert Mindelzun
Carmita Mossing                              Robert Mindelzun
/s/ Naomi Mindelzun                          /s/ Kent Jonas
Naomi Mindelzun                              Kent Jonas

/s/ Joan Graff                               /s/ Tom Fierravanti
Joan Graff                                   Tom Fierravanti

/s/ Karen Fierravanti                        /s/ Robert Hawke
Karen Fierravanti                            Robert Hawke

/s/Flemming & Diane Nielsen Trust            /s/ Delores Hawke
Flemming & Diane Nielsen Trust               Delores Hawke

/s/ Gilbert Winter                           /s/ Irene Winter
Gilbert Winter                               Irene Winter

/s/ Anmol Mahal, M.D.                        /s/ Dennis Kinoshita
Anmol Mahal, M.D.                            Dennis Kinoshita

/s/ Sylvia Prozan                            /s/ Hanover Property Company
Sylvia Prozan                                Hanover Property Company

/s/ FBO Berghorn Trust                       /s/ Robert D. Junge Trust
FBO Berghorn Trust                           Robert D. Junge Trust

/s/ Richard Prentice                         /s/ Williams Revocable Trust
Richard Prentice                             Williams Revocable Trust

/s/ Mayo Family Revocable Trust              /s/ Bernard Lopez
Mayo Family Revocable Trust                  Bernard Lopez

/s/ Lloyd Harper                             /s/ J.F.&A.E. O'Mara Trust
Lloyd Harper                                 J.F.&A.E. O'Mara Trust

/s/ George B. Prozan                         /s/ Sylvia J. Prozan
George B. Prozan                             Sylvia J. Prozan

/s/ Jack Kundin                              /s/ John Mihalov
Jack Kundin                                  John Mihalov

/s/ Harold Collard                           /s/ David White
Harold Collard                               David White

/s/ Colleen White                            /s/ May Li Fair
Colleen White                                May Li Fair

/s/ Fayanna Petzoldt                         /s/ Ronald Iverson
Fayanna Petzoldt                             Ronald Iverson

/s/ Barry Needman                            /s/ Philip E. Gahr
Barry Needman                                Philip E. Gahr


/s/ Anne C. Prozan                           /s/ Craig Zimmerman
Anne C. Prozan                               Craig Zimmerman

/s/ Rene Marasigan, M.D. and Ramona Marasigan 4/86 Trust
Rene Marasigan, M.D. and Ramona Marasigan 4/86 Trust

/s/ Oscar E. Espinas, M.D. Inc. Profit Sharing Plan Trust
Oscar E. Espinas, M.D. Inc. Profit Sharing Plan Trust

The following exhibit to this Registration Rights Agreement between Essex Management Corporation, Essex Portfolio, L.P. and the Limited Partners on the signature page listed thereto has been omitted. Such exhibit will be submitted to the Securities and Exchange Commission upon request.


Exhibit A:     Addresses of Partners

                           ESSEX PROPERTY TRUST, INC.
                            1994 STOCK INCENTIVE PLAN
            (amended and restated as of April 3, 1997 and previously
                known as the 1994 Employee Stock Incentive Plan)

          1. Purposes of the Plan. The purposes of this Stock Incentive Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company's business.

          2. Definitions. As used herein, the following definitions shall apply:

               (a) "Administrator" means the Board or any of the Committees appointed to administer the Plan.

               (b) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 promulgated under the Exchange Act. All references to "Affiliates" in any Award Agreement issued prior to the date of adoption by the Board of this April 3, 1997 amendment and restatement of the Plan shall be deemed to refer to Parents and Subsidiaries.

               (c) "Applicable Laws" means the legal requirements relating to the administration of stock incentive plans, if any, under applicable provisions of federal securities laws, state corporate and securities laws, the Code, the rules of any applicable stock exchange or national market system, and the rules of any foreign jurisdiction applicable to Awards granted to residents therein.

               (d)  "Award"  means  the  grant  of  an  Option,   SAR,  Dividend
          Equivalent Right, Restricted Stock, Performance Unit, Performance Share, or other right or benefit under the Plan.

               (e) "Award Agreement" means the written agreement evidencing the grant of an Award executed by the Company and the Grantee, including any amendments thereto.

               (f) "Board" means the Board of Directors of the Company.

               (g) "Change in Control" means a change in ownership or control of the Company effected through either of the following transactions:

                    (i) the  direct or  indirect  acquisition  by any  person or related group of persons (other than an acquisition from or by the Company or by a Company-sponsored employee benefit plan or by a person that directly or indirectly controls, is controlled by, or is under common control with, the Company) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than twenty percent (20%) of the total combined voting power of the Company's outstanding securities, or

                    (ii) a change in the composition of the Board over a calendar year or less such that a majority of the Board members (rounded up to the next whole number) ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who are Continuing Directors.

               (h) "Code" means the Internal Revenue Code of 1986, as amended.

               (i) "Committee" means any committee appointed by the Board to administer the Plan. All references to the "Committee" in any Award Agreement shall be deemed to refer to the Administrator.

               (j) "Common Stock" means the common stock of the Company.

               (k) "Company" means Essex Property Trust, Inc., a Maryland corporation.

               (l) "Consultant" means any person who is engaged by the Company or any Related Entity to render consulting or advisory services as an independent contractor and is compensated for such services.

               (m) "Continuing  Directors" means members of the Board who either
          (i) have been Board members continuously for a period of at least a calendar year or (ii) have been Board members for less than a calendar year and were elected or nominated for election as Board members by at least a majority of the Board members described in clause (i) who were still in office at the time such election or nomination was approved by the Board.

               (n) "Continuous Status as an Employee, Director or Consultant" means that the provision of services to the Company or a Related Entity in any capacity of Employee, Director or Consultant, is not interrupted or terminated. Continuous Status as an Employee, Director or Consultant shall not be considered interrupted in the case of (i) any approved leave of absence or (ii) transfers between locations of the Company or among the Company, any Related Entity, or any successor in any capacity of Employee, Director or Consultant. An approved leave of absence shall include sick leave, military leave, or any other authorized personal leave. For purposes of Incentive Stock Options, no such leave may exceed ninety (90) days, unless reemployment upon expiration of such leave is guaranteed by statute or contract.

               (o)   "Corporate   Transaction"   means  any  of  the   following
          stockholder-approved transactions to which the Company is a party:

                    (i) a merger or  consolidation  in which the  Company is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which the Company is incorporated;

                    (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company (including the capital stock of the Company's subsidiary corporations) in connection with the complete liquidation or dissolution of the Company; or

                    (iii) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger.

               (p) "Covered Employee" means an Employee who is a "covered employee" under Section 162(m)(3) of the Code.

               (q) "Director" means a member of the Board.

               (r) "Dividend Equivalent Right" means a right entitling the Grantee to compensation measured by dividends paid with respect to Common Stock.

               (s) "Employee" means any person, including an Officer or Director, who is an employee of the Company or any Related Entity. The payment of a director's fee by the Company shall not be sufficient to constitute "employment" by the Company.

               (t) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

               (u) "Fair Market Value" means, as of any date, the value of Common Stock determined as follows:

                    (i) Where there exists a public market for the Common Stock, the Fair Market Value shall be (A) the closing price for a Share for the last market trading day prior to the time of the determination (or, if no closing price was reported on that date, on the last trading date on which a closing price was reported) on the stock exchange determined by the Administrator to be the primary market for the Common Stock or the Nasdaq National Market, whichever is applicable or (B) if the Common Stock is not traded on any such exchange or national market system, the average of the closing bid and asked prices of a Share on the Nasdaq Small Cap Market for the day prior to the time of the determination (or, if no such prices were reported on that date, on the last date on which such prices were reported), in each case, as reported in The Wall Street Journal or such other source as the Administrator deems reliable; or

                    (ii) In the  absence  of an  established  market of the type described in (i), above, for the Common Stock, the Fair Market Value thereof shall be determined by the Administrator in good faith.

               (v) "Grantee" means an Employee, Director or Consultant who receives an Award under the Plan.

               (w) "Incentive Stock Option" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code.

               (x) "Non-Qualified Stock Option" means an Option not intended to qualify as an Incentive Stock Option.

               (y) "Officer" means a person who is an officer of the Company within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder.

               (z) "Option" means a stock option granted pursuant to the Plan.

               (aa) "Parent" means a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

               (bb)  "Performance  -  Based   Compensation"  means  compensation
          qualifying as "performance-based compensation" under Section 162(m) of the Code.

               (cc) "Performance Shares" means Shares or an award denominated in Shares which may be earned in whole or in part upon attainment of performance criteria established by the Administrator.

               (dd) "Performance Units" means an award which may be earned in whole or in part upon attainment of performance criteria established by the Administrator and which may be settled for cash, Shares or other securities or a combination of cash, Shares or other securities as established by the Administrator.

               (ee) "Plan" means this 1994 Stock Incentive Plan, as amended and restated. All references to the "1994 Employee Stock Incentive Plan" in any Award Agreement shall be deemed to refer to the Plan.

               (ff) "Related Entity" means any Parent, Subsidiary and any business, corporation, partnership, limited liability company or other entity in which the Company, a Parent or a Subsidiary holds an ownership interest, directly or indirectly, and including but not limited to Summerhill Development and Marcus & Millichap Real Estate Investment Brokerage Company.

               (gg) "Restricted Stock" means Shares issued under the Plan to the Grantee for such consideration, if any, and subject to such restrictions on transfer, rights of first refusal, repurchase provisions, forfeiture provisions, and other terms and conditions as established by the Administrator.

               (hh) "Rule 16b-3" means Rule 16b-3 promulgated under the Exchange Act or any successor thereto.

               (ii) "SAR" means a stock appreciation right entitling the Grantee to Shares or cash compensation, as established by the Administrator, measured by appreciation in the value of Common Stock.

               (jj) "Share" means a share of the Common Stock.

               (kk) "Subsidiary" means a "subsidiary corporation," whether now or hereafter existing, as defined in Section 424(f) of the Code.

               (ll) "Subsidiary Disposition" means the disposition by the Company of its equity holdings in any subsidiary corporation effected by a merger or consolidation involving that subsidiary corporation, the sale of all or substantially all of the assets of that subsidiary corporation or the Company's sale or distribution of substantially all of the outstanding capital stock of such subsidiary corporation.

          3. Stock Subject to the Plan.

               (a) Subject to the provisions of Section 10, below, the maximum aggregate number of Shares which may be issued pursuant to all Awards (including Incentive Stock Options) is eight hundred seventy-five thousand four hundred (875,400) Shares. The Shares to be issued pursuant to Awards may be authorized, but unissued, or reacquired Common Stock.

               (b) If an Award expires or becomes unexercisable without having been exercised in full, or is surrendered pursuant to an Award exchange program, or if any unissued Shares are retained by the Company upon exercise of an Award in order to satisfy the exercise price for such Award or any withholding taxes due with respect to such Award, such unissued or retained Shares shall become available for future grant or sale under the Plan (unless the Plan has terminated). Shares that actually have been issued under the Plan pursuant to an Award shall not be returned to the Plan and shall not become available for future distribution under the Plan, except that if unvested Shares are forfeited, or repurchased by the Company at their original purchase price, such Shares shall become available for future grant under the Plan.

          4. Administration of the Plan.

               (a) Plan Administrator.

                    (i) Administration with Respect to Directors and Officers. With respect to grants of Awards to Directors or Employees who are also Officers or Directors of the Company, the Plan shall be administered by (A) the Board or (B) a Committee designated by the Board, which Committee shall be constituted in such a manner as to satisfy the Applicable Laws and to permit such grants and related transactions under the Plan to be exempt from Section 16(b) of the Exchange Act in accordance with Rule 16b-3. Once appointed, such Committee shall continue to serve in its designated capacity until otherwise directed by the Board.

                    (ii) Administration With Respect to Consultants and Other Employees. With respect to grants of Awards to Employees or Consultants who are neither Directors nor Officers of the Company, the Plan shall be administered by (A) the Board or (B) a Committee designated by the Board, which Committee shall be constituted in such a manner as to satisfy the Applicable Laws. Once appointed, such Committee shall continue to serve in its designated capacity until otherwise directed by the Board. The Board may authorize one or more Officers to grant such Awards and may limit such authority as the Board determines from time to time.

                    (iii) Administration With Respect to Covered Employees. Notwithstanding the foregoing, grants of Awards to any Covered Employee intended to qualify as Performance-Based Compensation shall be made only by a Committee (or subcommittee of a

               Committee) which is comprised solely of two or more Directors eligible to serve on a committee making Awards qualifying as Performance-Based Compensation. In the case of such Awards granted to Covered Employees, references to the "Administrator" or to a "Committee" shall be deemed to be references to such Committee or subcommittee.

                    (iv) Administration Errors. In the event an Award is granted in a manner  inconsistent  with the provisions of this subsection
               (a), such Award shall be presumptively valid as of its grant date to the extent permitted by the Applicable Laws.

               (b) Powers of the Administrator. Subject to Applicable Laws and the provisions of the Plan (including any other powers given to the Administrator hereunder), and except as otherwise provided by the Board, the Administrator shall have the authority, in its discretion:

                    (i) to select the  Employees,  Directors and  Consultants to whom Awards may be granted from time to time hereunder;

                    (ii) to  determine  whether  and to what  extent  Awards are granted hereunder;

                    (iii) to  determine  the  number of Shares or the  amount of
               other   consideration   to  be  covered  by  each  Award  granted
               hereunder;

                    (iv) to approve  forms of Award  Agreement for use under the
               Plan;

                    (v) to  determine  the  terms  and  conditions  of any Award granted hereunder;

                    (vi) to amend the  terms of any  outstanding  Award  granted under the Plan, including a reduction in the exercise price (or base amount on which appreciation is measured) of any Award to reflect a reduction in the Fair Market Value of the Common Stock since the grant date of the Award, provided that any amendment that would adversely affect the Grantee's rights under an outstanding Award shall not be made without the Grantee's written consent;

                    (vii) to construe  and  interpret  the terms of the Plan and
               Awards granted pursuant to the Plan;

                    (viii)to establish  additional terms,  conditions,  rules or procedures to accommodate the rules or laws of applicable foreign jurisdictions and to afford Grantees favorable treatment under such laws; provided, however, that no Award shall be granted under any such additional terms, conditions, rules or procedures with terms or conditions which are inconsistent with the provisions of the Plan; and

                    (ix) to take such other action,  not  inconsistent  with the terms of the Plan, as the Administrator deems appropriate.

               (c)   Effect  of   Administrator's   Decision.   All   decisions,
          determinations and interpretations of the Administrator shall be conclusive and binding on all persons.

          5. Eligibility. Awards other than Incentive Stock Options may be granted to Employees, Directors and Consultants. Incentive Stock Options may be granted only to Employees of the Company, a Parent or a Subsidiary. An Employee, Director or Consultant who has been granted an Award may, if otherwise eligible, be granted additional Awards. Awards may be granted to such Employees, Directors or Consultants who are residing in foreign jurisdictions as the Administrator may determine from time to time.

          6. Terms and Conditions of Awards.

               (a) Type of Awards. The Administrator is authorized under the Plan to award any type of arrangement to an Employee, Director or Consultant that is not inconsistent with the provisions of the Plan and that by its terms involves or might involve the issuance of (i) Shares, (ii) an Option, a SAR or similar right with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock or other securities issued by a Related Entity. Such awards include, without limitation, Options, SARs, sales or bonuses of Restricted Stock, Dividend Equivalent Rights, Performance Units or Performance Shares, and an Award may consist of one such security or benefit, or two or more of them in any combination or alternative.

               (b) Designation of Award. Each Award shall be designated in the Award Agreement. In the case of an Option, the Option shall be designated as either an Incentive Stock Option or a Non-Qualified Stock Option. However, notwithstanding such designation, to the extent that the aggregate Fair Market Value of Shares subject to Options designated as Incentive Stock Options which become exercisable for the first time by a Grantee during any calendar year (under all plans of the Company or any Parent or Subsidiary) exceeds $100,000, such excess Options, to the extent of the Shares covered thereby in excess of the foregoing limitation, shall be treated as Non-Qualified Stock Options. For this purpose, Incentive Stock Options shall be taken into account in the order in which they were granted, and the Fair Market Value of the Shares shall be determined as of the date the Option with respect to such Shares is granted.

               (c) Conditions of Award. Subject to the terms of the Plan, the Administrator shall determine the provisions, terms, and conditions of each Award including, but not limited to, the Award vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, Shares, or other consideration) upon settlement of the Award, payment contingencies, and satisfaction of any performance criteria. The performance criteria established by the Administrator may be based on any one of, or combination of, increase in share price, earnings per share, total stockholder return, return on equity, return on assets, return on investment, net operating income, cash flow, revenue, economic value added, personal management objectives, or other measure of performance selected by the
          Administrator. Partial achievement of the specified criteria may result in a payment or vesting corresponding to the degree of achievement as specified in the Award Agreement.

               (d) Deferral of Award Payment. The Administrator may establish one or more programs under the Plan to permit selected Grantees the opportunity to elect to defer receipt of consideration upon exercise of an Award, satisfaction of performance criteria, or other event that absent the election would entitle the Grantee to payment or receipt of Shares or other consideration under an Award. The Administrator may establish the election procedures, the timing of such elections, the mechanisms for payments of, and accrual of interest or other earnings, if any, on amounts, Shares or other consideration so deferred, and such other terms, conditions, rules and procedures that the Administrator deems advisable for the administration of any such deferral program.

               (e) Award Exchange Programs. The Administrator may establish one or more programs under the Plan to permit selected Grantees to exchange an Award under the Plan for one or more other types of Awards under the Plan on such terms and conditions as determined by the Administrator from time to time.

               (f) Separate Programs. The Administrator may establish one or more separate programs under the Plan for the purpose of issuing particular forms of Awards to one or more classes of Grantees on such terms and conditions as determined by the Administrator from time to time.

               (g) Individual Option and SAR Limit. The maximum number of Shares with respect to which Options and SARs may be granted to any Employee in any calendar year shall be one hundred thousand (100,000) Shares. The foregoing limitation shall be adjusted proportionately in connection with any change in the Company's capitalization pursuant to
          Section 10, below. To the extent required by Section 162(m) of the Code or the regulations thereunder, in applying the foregoing limitation with respect to an Employee, if any Option or SAR is canceled, the canceled Option or SAR shall continue to count against the maximum number of Shares with respect to which Options and SARs may be granted to the Employee. For this purpose, the repricing of an Option (or in the case of a SAR, the base amount on which the stock appreciation is calculated is reduced to reflect a reduction in the Fair Market Value of the Common Stock) shall be treated as the cancellation of the existing Option or SAR and the grant of a new Option or SAR.

               (h) Early Exercise. The Award may, but need not, include a provision whereby the Grantee may elect at any time while an Employee, Director or Consultant to exercise any part or all of the Award prior to full vesting of the Award. Any unvested Shares received pursuant to such exercise may be subject to a repurchase right in favor of the Company or to any other restriction the Administrator determines to be appropriate.

                    (i) Term of Award.  The term of each Award shall be the term stated in the Award Agreement, provided, however, that the term of an Incentive Stock Option shall be no more than ten (10) years from the date of grant thereof. However, in the case of an Incentive Stock Option granted to a Grantee who, at the time the

               Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Incentive Stock Option shall be five (5) years from the date of grant thereof or such shorter term as may be provided in the Award Agreement.

               (j) Transferability of Awards. Incentive Stock Options may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Grantee, only by the Grantee; provided, however, that the Grantee may designate a beneficiary of the Grantee's Incentive Stock Option in the event of the Grantee's death on a beneficiary designation form provided by the Administrator. Other Awards shall be transferable to the extent provided in the Award Agreement.

               (k) Time of Granting Awards. The date of grant of an Award shall for all purposes be the date on which the Administrator makes the determination to grant such Award, or such other date as is determined by the Administrator. Notice of the grant determination shall be given to each Employee, Director or Consultant to whom an Award is so granted within a reasonable time after the date of such grant.

          7. Award Exercise or Purchase Price, Consideration, Taxes and Reload Options.

               (a) Exercise or Purchase Price. The exercise or purchase price, if any, for an Award shall be as follows:

               (i) In the case of an Incentive Stock Option:

                    (A) granted to an Employee  who, at the time of the grant of such Incentive Stock Option owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall be not less than one hundred ten percent (110%) of the Fair Market Value per Share on the date of grant.

                    (B) granted to any Employee other than an Employee described in the preceding paragraph, the per Share exercise price shall be not less than one hundred percent (100%) of the Fair Market Value per Share on the date of grant.

               (ii) In the case of a Non-Qualified Stock Option, the per Share exercise price shall be not less than one hundred percent (100%) of the Fair Market Value per Share on the date of grant unless otherwise determined by the Administrator.

               (iii) In the case of Awards intended to qualify as Performance-Based Compensation, the exercise or purchase price, if any, shall be not less than one hundred percent (100%) of the Fair Market Value per Share on the date of grant.

               (iv) In the case of other Awards, such price as is determined by the Administrator.

          (b) Consideration. Subject to Applicable Laws, the consideration to be paid for the Shares to be issued upon exercise or purchase of an Award including the method of payment, shall be determined by the Administrator (and, in the case of an Incentive Stock Option, shall be determined at the time of grant). In addition to any other types of consideration the Administrator may determine, the Administrator is authorized to accept as consideration for Shares issued under the Plan the following:

               (i) cash;

               (ii) check;

               (iii) delivery of Grantee's promissory note with such recourse, interest, security, and redemption provisions as the Administrator determines as appropriate;

               (iv) surrender of Shares or delivery of a properly executed form of attestation of ownership of Shares as the Administrator may require (including withholding of Shares otherwise deliverable upon exercise of the Award) which have a Fair Market Value on the date of surrender or attestation equal to the aggregate exercise price of the Shares as to which said Award shall be exercised (but only to the extent that such exercise of the Award would not result in an accounting compensation charge with respect to the Shares used to pay the exercise price unless otherwise determined by the Administrator);

               (v) delivery of a properly executed exercise notice together with such other documentation as the Administrator and the broker, if applicable, shall require to effect an exercise of the Award and delivery to the Company of the sale or loan proceeds required to pay the exercise price; or

               (vi) any combination of the foregoing methods of payment.

          (c) Taxes. No Shares shall be delivered under the Plan to any Grantee or other person until such Grantee or other person has made arrangements acceptable to the Administrator for the satisfaction of any foreign, federal, state, or local income and employment tax withholding obligations, including, without limitation, obligations incident to the receipt of Shares or the disqualifying disposition of Shares received on exercise of an Incentive Stock Option. Upon exercise of an Award, the Company shall withhold or collect from Grantee an amount sufficient to satisfy such tax obligations.

          (d) Reload Options. In the event the exercise price or tax withholding of an Option is satisfied by the Company or the Grantee's employer withholding Shares otherwise deliverable to the Grantee, the Administrator may issue the Grantee an additional Option, with terms identical to the Award Agreement under which the Option was exercised, but at an exercise price as determined by the Administrator in accordance with the Plan.

     8. Exercise of Award.

          (a) Procedure for Exercise; Rights as a Stockholder.

               (i) Any Award granted hereunder shall be exercisable at such times and under such conditions as determined by the Administrator under the terms of the Plan and specified in the Award Agreement.

               (ii) An Award shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Award by the person entitled to exercise the Award and full payment for the Shares with respect to which the Award is exercised has been received by the Company. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a stockholder shall exist with respect to Shares subject to an Award, notwithstanding the exercise of an Option or other Award. The Company shall issue (or cause to be issued) such stock certificate promptly upon exercise of the Award. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in the Award Agreement or Section 10, below.

          (b) Exercise of Award Following Termination of Employment, Director or Consulting Relationship.

               (i) An Award may not be exercised after the termination date of such Award set forth in the Award Agreement and may be exercised following the termination of a Grantee's Continuous Status as an Employee, Director or Consultant only to the extent provided in the Award Agreement.

               (ii) Where the Award Agreement permits a Grantee to exercise an Award following the termination of the Grantee's Continuous Status as an Employee, Director or Consultant for a specified period, the Award shall terminate to the extent not exercised on the last day of the specified period or the last day of the original term of the Award, whichever occurs first.

               (iii) Any Award designated as an Incentive Stock Option to the extent not exercised within the time permitted by law for the exercise of Incentive Stock Options following the termination of a Grantee's Continuous Status as an Employee, Director or Consultant shall convert automatically to a Non-Qualified Stock Option and thereafter shall be exercisable as such to the extent exercisable by its terms for the period specified in the Award Agreement.

          (c) Buyout Provisions. The Administrator may at any time offer to buy out for a payment in cash or Shares, an Award previously granted, based on such terms and conditions as the Administrator shall establish and communicate to the Grantee at the time that such offer is made.

     9. Conditions Upon Issuance of Shares.

          (a) Shares shall not be issued pursuant to the exercise of an Award unless the exercise of such Award and the issuance and delivery of such Shares pursuant thereto shall comply with all Applicable Laws, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

          (b) As a condition to the exercise of an Award, the Company may require the person exercising such Award to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any Applicable Laws.

     10. Adjustments Upon Changes in Capitalization. Subject to any required action by the stockholders of the Company, the number of Shares covered by each outstanding Award, and the number of Shares which have been authorized for issuance under the Plan but as to which no Awards have yet been granted or which have been returned to the Plan, as well as the price per share of Common Stock covered by each such outstanding Award, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other similar event resulting in an increase or decrease in the number of issued shares of Common Stock. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason hereof shall be made with respect to, the number or price of Shares subject to an Award.

     11. Corporate Transactions/Changes in Control/Subsidiary Dispositions.

          (a) In the event of a Corporate Transaction, each Award which is at the time outstanding under the Plan automatically shall become fully vested and exercisable and be released from any restrictions on transfer and repurchase or forfeiture rights, immediately prior to the specified effective date of such Corporate Transaction, for all of the Shares at the time represented by such Award. Effective upon the consummation of the Corporate Transaction, all outstanding Awards under the Plan shall terminate unless assumed by the successor company or its Parent.

          (b) In the event of a Change in Control (other than a Change in Control which also is a Corporate Transaction), each Award which is at the time outstanding under the Plan automatically shall become fully vested and exercisable and be released from any restrictions on transfer and repurchase or forfeiture rights, immediately prior to the specified effective date of such Change in Control, for all of the Shares at the time represented by such Award. Each such Award shall remain so exercisable until the expiration or sooner termination of the applicable Award term.

          (c) In the event of a Subsidiary Disposition, each Award with respect to those Grantees who are at the time engaged primarily in Continuous

     Status  as an  Employee  or  Consultant  with  the  subsidiary  corporation involved in such Subsidiary Disposition which is at the time outstanding under the Plan automatically shall become fully vested and exercisable and be released from any restrictions on transfer and repurchase or forfeiture rights, immediately prior to the specified effective date of such Subsidiary Disposition, for all of the Shares at the time represented by such Award Each such Award shall remain so exercisable until the expiration or sooner termination of the Award term.

          (d) Notwithstanding the foregoing, the Administrator, in its discretion, may prevent the acceleration of vesting and release from any restrictions on transfer and repurchase or forfeiture rights of any outstanding Award with respect to any Corporate Transaction, Change in Control or Subsidiary Disposition.

          (e) The portion of any Incentive Stock Option  accelerated  under this
     Section 11 in connection with a Corporate Transaction, Change in Control or Subsidiary Disposition shall remain exercisable as an Incentive Stock Option under the Code only to the extent the $100,000 dollar limitation of
     Section 422(d) of the Code is not exceeded. To the extent such dollar limitation is exceeded, the accelerated excess portion of such Option shall be exercisable as a Non-Qualified Stock Option.

     12. Term of Plan. The Plan shall terminate on March 16, 2004 unless sooner terminated.

     13. Amendment, Suspension or Termination of the Plan.

          (a) The Board may at any time amend, suspend or terminate the Plan. To the extent necessary to comply with Applicable Laws, the Company shall obtain stockholder approval of any Plan amendment in such a manner and to such a degree as required.

          (b) No Award may be granted during any suspension of the Plan or after termination of the Plan.

          (c) Any amendment, suspension or termination of the Plan shall not affect Awards already granted, and such Awards shall remain in full force and effect as if the Plan had not been amended, suspended or terminated, unless mutually agreed otherwise between the Grantee and the Administrator, which agreement must be in writing and signed by the Grantee and the Company.

     14. Reservation of Shares.

          (a) The Company, during the term of the Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

          (b) The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

     15. No Effect on Terms of Employment. The Plan shall not confer upon any Grantee any right with respect to continuation of employment or consulting relationship with the Company, nor shall it interfere in any way with his or her right or the Company's right to terminate his or her employment or consulting relationship at any time, with or without cause.

     16. Stockholder Approval. On April 3, 1997, the Board adopted and approved an amendment and restatement of the Plan to reflect the amendments promulgated by the Securities and Exchange Commission to Rule 16b-3 applicable to the Plan, to increase the maximum aggregate number of Shares that may be issued pursuant to Awards, to permit the grant of Dividend Equivalent Rights, SARs, Performance Units and Performance Shares, to permit Awards to be granted to Directors, Consultants and Employees of Related Entities, to address the rules or laws of foreign jurisdictions applicable to Awards granted to residents therein, to permit Awards to include an early exercise provision, to rename the Plan, to provide for accelerated vesting and release of any restrictions on transfer and repurchase or forfeiture rights with respect to Awards held by Grantees who are Employees or Consultants of a subsidiary corporation of the Company that is the subject of a Subsidiary Disposition, and to authorize the establishment under the Plan of separate programs for the grant of particular forms of Awards to one or more classes of Grantees, and programs to permit selected Grantees to elect to defer the receipt of consideration payable under an Award (collectively, the "Amendments"), subject to stockholder approval of the Amendments. Awards may be granted in reliance on the increase in the aggregate number of Shares available for issuance under the Plan, but no Award issued in reliance on such increase shall become exercisable unless and until the Amendments shall have been approved by the Company's stockholders. If such stockholder approval is not obtained, then the Awards previously granted in reliance on the Amendments s hall terminate. None of the other Amendments shall be given effect until they shall have been approved by the Company's stockholders.

                           ESSEX PROPERTY TRUST, INC.
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                 (Dollars in thousands except per share amounts)



                                                                    Quarter ended June 30,                Year ended June 30,
                                                                    1997              1996             1997                1996


PRIMARY:
    Net income                                                    $    6,254      $     3,159       $     11,122      $        3,102
    Less:
       Dividends on 8.75% Convertible Preferred Stock, Series            491                0                929                   0
       1996A

                                                                   ---------       ==========       ============      ==============
    Net income applicable to common stockholders                  $    5,763      $     3,159       $     10,193      $        3,102
                                                                   =========       ==========       ============      ==============

    Weighted average shares outstanding                           13,538,186        6,275,000         12,571,764           6,275,000
    Weighted average shares of dilutive stock options using
       average stock price under the treasury stock method           190,608                0            193,153                   0

                                                                  ===========      ==========       ============      ==============
    Weighted average shares used in net income per share           13,728,794       6,275,000         12,764,917           6,275,000
    calculation
                                                                  ===========      ==========       ============      ==============

    Net income per share                                         $       0.42     $      0.51       $       0.80      $         0.50
                                                                  ===========      ==========       ============      ==============


FULLY  DILUTED:
    Adjusted shares - primary, from above                          13,728,794          -              12,764,917            -
    Weighted average shares issuable upon conversion of the
       8.75% Convertible Preferred Stock, Series 1996A              1,014,757          -                 964,799            -
    Additional weighted average shares of dilutive stock options using end of period stock price under the treasury stock
       method                                                          25,845          -                  25,748            -

                                                                  -----------      ==========       ============      ==============
    Weighted average number of common shares - assuming full       14,769,396            N/A          13,755,464              N/A
    dilution
                                                                  ===========      ==========       ============      ==============

    Earnings per common share - assuming full dilution            $      0.42(1)          N/A(2)    $       0.80(1)           N/A(2)
                                                                  ===========      ==========       ============      ==============


     (1) For June 1997, the 8.75% Convertible Preferred Stock, Series 1996A were antidilutive and accordingly, the results of the primary earnings per share is reported for earnings per common share - assuming full dilution.

     (2) The 8.75% Convertible Preferred Stock, Series 1996A was issued in July, 1996 and June, 1997.

                           ESSEX PROPERTY TRUST, INC.
 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
                          (in thousands, except ratios)

                                                                                                            Essex Partners
                                                         Essex Property Trust, Inc.                           Properties
                                      ------------------------------------------------------------------    ---------------

                                                                                           Period of          Period of
                                       6 months ended    Year ended       Year ended       June 13, 1994      January 1,
                                                                                                                 1994
                                         June 30,        December 31,     December 31,    to December 31,    to June 12,
                                           1997             1996             1995             1994               1994
                                      ---------------  ---------------  ---------------  ---------------    ---------------

EARNINGS:
  Income before provision for income taxes,
    extraordinary items and minority
interest                               $      13,064    $      14,970    $      14,244     $      4,397      $         332

Interest expense
                                               6,230           11,442           10,928            4,304              5,924
  Amortization of deferred financing
costs                                            255              639            1,355              773                 96
  Capitalized interest
                                                 225              115               92                -                  -
                                      ---------------  ---------------  ---------------  ---------------    ---------------

  TOTAL EARNINGS                       $      19,774    $      27,166    $      26,619     $      9,474      $       6,352
                                      ---------------  ---------------  ---------------  ---------------    ---------------


FIXED CHARGES:
  Interest expense                     $       6,230    $      11,442    $      10,928     $      4,304      $       5,924
  Convertible preferred stock
dividends                                        929              635                -                -                  -
  Amortization of deferred financing
costs                                            255              639            1,355              773                 96
  Capitalized interest
                                                 225              115               92                -                  -
                                      ---------------  ---------------  ---------------  ---------------    ---------------
  TOTAL FIXED CHARGES AND PREFERRED
    STOCK DIVIDENDS                    $       7,639    $      12,831    $      12,375     $      5,077      $       6,020


                                      ---------------  ---------------  ---------------  ---------------    ---------------
RATIO OF EARNINGS TO FIXED CHARGES
(EXCLUDING PREFERRED STOCK DIVIDENDS)           2.95             2.23             2.15             1.87               1.06
                                      ===============  ===============  ===============  ===============    ===============

RATIO OF EARNINGS TO COMBINED FIXED
  CHARGES AND PREFERRED DIVIDENDS               2.59             2.12             2.15             1.87               1.06
                                      ===============  ===============  ===============  ===============    ===============
