Form 10-Q
period 1997-09-30
ESSEX PROPERTY TRUST INC
filed 1997-11-12
CIK 920522

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:
                        15,109,508 shares of Common Stock
                             as of October 31, 1997

                                      INDEX

EXHIBIT
NUMBER   DESCRIPTION                                                   PAGE
------   -----------                                                   ----

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements (Unaudited)                                3

Condensed Consolidated Balance Sheets as of September 30, 1997 and
December 31, 1996                                                        4

Condensed Consolidated Statements of Operations
for the three months ended September 30, 1997 and 1996                   5

Condensed Consolidated Statements of Operations for the nine months
ended September 30, 1997 and 1996                                        6

Condensed Consolidated Statements of Stockholders' Equity for the
nine months ended September 30, 1997 and the year ended December
31, 1996                                                                 7

Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 1997 and 1996                                 8

Notes to Condensed Consolidated Financial Statements                     9

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             15

PART II: OTHER INFORMATION
--------------------------

Item 5:  Other Information                                               21

Item 6:  Exhibits and Reports on Form 8-K                                22

         Signatures                                                      23

PART I        FINANCIAL INFORMATION
------        ---------------------


ITEM 1:       FINANCIAL STATEMENTS (UNAUDITED)
-------       --------------------------------

              "Essex" means Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, or where the context otherwise requires, Essex Portfolio, L.P., a limited partnership in which Essex Property Trust, Inc. is the sole general partner.

              The information furnished in the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, stockholders' equity and cash flows of Essex reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

              The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ESSEX PROPERTY TRUST, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)


                                                              September 30, December 31,
                               ASSETS                             1997         1996
                               ------
                                                              -----------   ----------



Real estate:
     Rental properties:
        Land and land improvements                              $ 141,232    $  90,557
        Buildings and improvements                                425,179      303,252
                                                                ---------    ---------
                                                                  566,411      393,809
        Less accumulated depreciation                             (53,916)     (47,631)
                                                                ---------    ---------
                                                                  512,495      346,178
     Investments                                                    2,627        8,537
     Real estate under development                                 22,663            0
                                                                ---------    ---------
                                                                  537,785      354,715
Cash and cash equivalents-unrestricted                             18,781       42,705
Restricted Cash                                                     5,662        4,194
Notes and other related party receivables                          14,063        2,362
Notes and other receivables                                         8,086        5,293
Prepaid expenses and other assets                                   9,333        3,745
Deferred charges, net                                               4,080        4,160
                                                                ---------    ---------
                                                                $ 597,790    $ 417,174
                                                                =========    =========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                          $ 187,926    $ 153,205
Lines of credit                                                         0            0
Accounts payable and accrued liabilities                           19,657        7,346
Dividends payable                                                   8,509        6,286
Other liabilities                                                   3,542        2,249
                                                                ---------    ---------
                            Total liabilities                     219,634      169,086
Minority interest                                                  28,377       25,281
Stockholders' equity:
     8.75% Convertible Preferred Stock, Series 1996A: $.0001
       par value, 1,600,000 authorized, 1,600,000 and 800,000
       issued and outstanding                                           1            1
     Common stock, $.0001 par value per share, 668,400,000
       and 668,400,000 authorized, 15,104,866 and 11,591,650
       issued and outstanding                                           1            1
     Excess stock, $.0001 par value per share, 330,000,000
       shares authorized, no shares issued or outstanding               0            0
     Additional paid-in capital                                   380,563      256,106
     Accumulated deficit                                          (30,786)     (33,301)
                                                                ---------    ---------
                            Total stockholders' equity            349,779      222,807
                                                                ---------    ---------
                                                                $ 597,790    $ 417,174
                                                                =========    =========

See accompanying notes to the unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             Three months ended
                                                       -----------------------------
                                                         September 30, September 30,
                                                             1997           1996
                                                        -------------   ------------

Revenues:
    Rental                                               $     20,887    $    12,119
    Interest and other income                                   1,088            704
                                                         ------------    -----------
                                                               21,975         12,823
                                                         ------------    -----------
Expenses:
    Property operating expenses
       Maintenance and repairs                                  1,678          1,113
       Real estate taxes                                        1,571            924
       Utilities                                                1,369            791
       Administrative                                           1,493            713
       Advertising                                                309            161
       Insurance                                                  224            190
       Depreciation and amortization                            3,555          2,276
                                                         ------------    -----------
                                                               10,199          6,168
                                                         ------------    -----------
    Interest                                                    3,118          2,828
    Amortization of deferred financing costs                      128            103
    General and administrative                                    631            416
    Loss from hedge termination                                     0              3
                                                         ------------    -----------

       Total expenses                                          14,076          9,518
                                                         ------------    -----------
       Net income before gain on sales of real estate,
          minority interests and extraordinary item ..          7,899          3,305
    Gain on sales of real estate                                4,713             71
                                                         ------------    -----------
       Net income before minority interests and
          extraordinary item                                   12,612          3,376
    Minority interests                                         (1,645)          (672)
                                                         ------------    -----------
       Income before extraordinary item                        10,967          2,704
    Extraordinary item:
       Loss on early extinguishment of debt                         0           (472)
                                                         ------------    -----------

           Net income                                    $     10,967    $     2,232
                                                         ============    ===========
Per share data:
    Primary:
       Net income per share from operations before
             extraordinary item                          $       0.71    $      0.33
       Extraordinary item -  debt extinguishment                 0.00          (0.06)
                                                         ------------    -----------

           Net income per share                          $       0.71    $      0.27
                                                         ============    ===========
    Weighted average number of shares used in net
       income per share calculation                        14,133,355      7,611,139
                                                         ============    ===========
    Fully diluted: (1)
       Net income per share from operations before
             extraordinary item                           $      0.69
       Extraordinary item -  debt extinguishment                 0.00
                                                          -----------

           Net income per share                           $      0.69
                                                          ===========
    Weighted average number of shares used in net
       income per share calculation                        15,987,280
                                                          ===========
    Dividend per share                                   $      0.450    $     0.435
                                                         ============    ===========

    (1)For 1996, the 8.75% Convertible Preferred Stock, Series 1996A was antidilutive and accordingly, the results of the primary earnings per share are reported for earnings per commons share - assuming full dilution.
         See accompanying notes to the unaudited financial statements.

                               ESSEX PROPERTY TRUST, INC.
                     Condensed Consolidated Statements of Operations
                                       (Unaudited)
                    (Dollars in thousands, except per share amounts)

                                                         Nine months ended
                                                --------------------------------
                                                 September 30,     September 30,
                                                      1997              1996
                                                --------------     -------------
    ...........................................

Revenues:
    Rental ....................................   $     56,596    $     34,123
    Interest and other income .................          3,510           2,008
                                                  ------------    ------------
                                                        60,106          36,131
                                                  ------------    ------------
Expenses:
    Property operating expenses
       Maintenance and repairs ................          4,765           3,218
       Real estate taxes ......................          4,473           2,693
       Utilities ..............................          3,649           2,276
       Administrative .........................          3,845           1,967
       Advertising ............................            861             451
       Insurance ..............................            688             482
       Depreciation and amortization ..........          9,863           6,513
                                                  ------------    ------------
                                                        28,144          17,600
                                                  ------------    ------------
    Interest ..................................          9,348           8,738
    Amortization of deferred financing costs ..            383             529
    General and administrative ................          1,682           1,279
    Loss from hedge termination ...............              0              42
                                                  ------------    ------------

       Total expenses .........................         39,557          28,188
                                                  ------------    ------------
       Net income before gain on sales of real
       estate,
          minority interests and extraordinary          20,549           7,943
       item
    Gain on sales of real estate ..............          5,127           2,480
                                                  ------------    ------------
       Net income before minority interests and
          extraordinary item ..................         25,676          10,423
    Minority interests ........................         (3,483)         (1,772)
                                                  ------------    ------------
       Income before extraordinary item .......         22,193           8,651
    Extraordinary item:
       Loss on early extinguishment of debt ...           (104)         (3,317)
                                                  ------------    ------------

           Net income .........................   $     22,089    $      5,334
                                                  ============    ============
Per share data:
    Primary:
       Net income per share from operations
       before
             extraordinary item ...............   $       1.54    $       1.26
       Extraordinary item -  debt .............          (0.01)          (0.50)
       extinguishment
                                                  ------------    ------------

           Net income per share ...............   $       1.53    $       0.76
                                                  ============    ============
    Weighted average number of shares
    outstanding
        during the period .....................     13,230,385       6,720,380
                                                  ============    ============
    Fully diluted: (1)
       Net income per share from operations
       before
              extraordinary item ..............  $       1.53
       Extraordinary item -  debt .............         (0.01)
       extinguishment
                                                  ------------

           Net income per share ...............  $       1.52
                                                  ============
    Weighted average number of shares
    outstanding
        during the period .....................     14,525,128
                                                  ============
    Dividend per share ........................   $      1.320    $      1.285
                                                  ============    ============

     (1)For 1996, the 8.75% Convertible Preferred Stock, Series 1996A was antidilutive and accordingly, the results of the primary earnings per share are reported for earnings per common share - assuming full dilution.

See accompanying notes to the unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
            Condensed Consolidated Statements of Stockholders' Equity

                       For the nine months ended September
                           30, 1997 and the year ended
                                December 31, 1996
                                   (Unaudited)
                        (Dollars and shares in thousands)

                                                                             Additional
                                   Preferred stock        Common stock       paid - in  Accumulated
                                 --------------------  -------------------
                                  Shares       Amount      Shares  Amount    capital      deficit         Total
                                 ---------   ---------    -------- ------    --------   ----------    ---------
    ..........................

Balances at December 31, 1995                                6,275   $ 1    $ 112,070    $ (27,342)   $  84,729
Net proceeds from preferred
  stock offering .............         800   $       1        --      --       17,504         --         17,505
Net proceeds from common
  stock offerings ............        --          --         5,313    --      126,464         --        126,464
Net proceeds from options ....        --          --             4    --           68         --             68
exercised
Net income ...................        --          --          --      --         --          8,881        8,881
Dividends declared ...........        --          --          --      --         --        (14,840)     (14,840)

                                 ---------   ---------   ---------   ----   ---------    ---------    ---------
Balances at December 31, 1996          800           1      11,592      1     256,106      (33,301)     222,807
Net proceeds from preferred
  stock offering .............         800        --          --      --       20,000         --         20,000
Net proceeds from common stock
offerings ....................        --          --         3,495    --      104,119         --        104,119
Net proceeds from options ....        --          --            18    --          338         --            338
exercised
Net income ...................        --          --          --      --         --         22,089       22,089
Dividends declared ...........        --          --          --      --         --        (19,574)     (19,574)
                                 ---------   ---------   ---------   ----   ---------    ---------    ---------
Balances at September 30, 1997   $   1,600   $       1   $  15,105   $  1   $ 380,563    $ (30,786)   $ 349,779
                                 =========   =========   =========   ====   =========    =========    =========

     See accompanying notes to the unaudited financial statements

                           ESSEX PROPERTY TRUST, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                            Nine months ended
                                                                         -----------------------
                                                                       September 30,  September 30,
                                                                            1997          1996
                                                                         ----------    ---------
    ...................................................................

 Net cash provided by operating activities ............................   $  30,839    $  16,844
                                                                          ---------    ---------
Cash flows from investing activities:
     Additions to rental properties ...................................    (122,667)     (72,640)
     Dispositions of rental properties ................................      15,470       13,327
     Additions to notes receivable ....................................        (785)           0
     Additions to real estate under development .......................     (22,663)           0
     Investments in corporations and joint ventures ...................         371          425
                                                                          ---------    ---------
          Net cash used in investing activities .......................    (130,274)     (58,888)
                                                                          ---------    ---------
Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
          and lines of credit .........................................      75,055       64,383
     Repayment of mortgage and other notes payable
          and lines of credit .........................................     (89,471)     (82,231)
     Additions to restricted cash .....................................      (1,468)           0
     Additions to deferred charges ....................................        (413)        (979)
     Additions to notes and other related party
          receivables/payables ........................................     (23,277)      (4,636)
     Repayment of notes and other related party
          receivables/payables ........................................      11,576        6,097
     Decrease in offering related accounts payable ....................        (789)           0
     Net proceeds from convertible preferred stock sale ...............      20,000       18,025
     Net proceeds from common stock offerings .........................     104,119       54,005
     Net proceeds from stock options exercised ........................         338            0
     Distributions to minority interest/partners ......................      (2,785)      (2,364)
     Dividends paid ...................................................     (17,374)      (8,001)
                                                                          ---------    ---------
          Net cash provided by financing activities ...................      75,511       44,299
                                                                          ---------    ---------
Net (decrease) increase in cash and cash equivalents ..................     (23,924)       2,255
Cash and cash equivalents at beginning of period ......................      42,705        3,983
                                                                          ---------    ---------
Cash and cash equivalents at end of period ............................   $  18,781    $   6,238
                                                                          =========    =========
Supplemental disclosure of cash flow information:
          Cash paid for interest net of amount capitalized ............   $   8,741    $   8,830
                                                                          =========    =========
Supplemental disclosure of non-cash investing and Financing activities:
               Mortgage notes payable assumed in connection
                    with purchase of real estate ......................   $  49,137    $       0
                                                                          =========    =========
               Dividends payable ......................................   $   8,509    $   4,834
                                                                          =========    =========

                     See accompanying notes to unaudited financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(1)    ORGANIZATION AND BASIS OF PRESENTATION
---    --------------------------------------

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

       The consolidated financial statements for the three and nine months ended September 30, 1997 and 1996 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.0% and 82.6% general partnership interest in it as of September 30, 1997 and 1996, respectively.

       All  significant   intercompany   balances  and  transactions  have  been
       eliminated in the consolidated financial statements.

(2)    SIGNIFICANT TRANSACTIONS
---    ------------------------

       (A) EQUITY TRANSACTIONS
       -----------------------

     (i) On September 10, 1997, the Company completed a public offering of 1,300,000 shares of Common Stock for a net price of $31.00 per share. In addition, on September 19, 1997, the underwriter, Lehman Brothers, exercised its "over-allotment" option and Essex sold an additional 195,000 shares at $31.00 per share (such public offering of 1,495,000 shares is referred to herein as the "September 1997 Offering"). The 1,495,000 shares are newly issued and registered under a shelf registration previously filed by the Company. The net proceeds were used to pay off lines of credit and to fund the acquisition and development of additional multifamily properties.

     (B) ACQUISITIONS
     ----------------

     (i) On July 16, 1997, the Company acquired The Village Apartments, a 122 unit apartment community located in Oxnard, California, for a contract price of $7,720. The community features a swimming pool, spa, tennis courts and a clubhouse.

     (ii) On August 6, 1997, the Company acquired a 65% interest in a partnership owning an additional 193 units located in Camarillo, California and adjacent to the 371 unit Camarillo Oaks property which the Company has owned since 1996. The Company anticipates purchasing the remaining 35% interest by the end of the year. The total price, at 100%, will be $12,000. The Company has assumed $8,915 in fixed rate tax exempt bonds at an average 7.69% interest rate. The bonds mature in October 2026. The Company paid $46 to assume these bonds. The community features a swimming pool and jacuzzi.

     (iii) On August 6, 1997, the Company acquired Park Place Apartments and Windsor Court Apartments adding 118 units to the Company's portfolio. These properties are located in Los Angeles, California and were purchased together at an aggregate contract price of $10,994. These communities each feature a swimming pool and jacuzzi.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     (iv) On September 17, 1997, the Company purchased Windsor Terrace Apartments, a 104 unit apartment community located in Pasadena, California, for a contract price of $7,104. This community features a swimming pool and spa.

     These acquisitions were funded with proceeds from the Company's September 1997 Offering.

     (C) DEVELOPMENT
     ---------------

     (i) On September 19, 1997, the Company broke ground on the Fountain Court development, located in Seattle, Washington, consisting of the construction of a 320 unit multifamily community. The Company has funded $4,000 in equity, representing a 49% ownership interest in this venture. A $22,500 construction loan commitment has been obtained. Essex's partner in this joint venture is a local Seattle developer. In accordance with the terms of the agreement, in the year 2000 the Company is to purchase its partners' 51% interest, resulting in a total estimated cost for Fountain Court of $31,350. The community will feature a health club, spa, indoor lap pool, exercise room and entertainment center. The Company broke ground on this project in August 1997.

     (ii) On September 26, 1997, the Company purchased a 2.5 acre site located in Marina Del Rey, California, on which it intends to build a multifamily property of up to 188 units. The total estimated cost for the community is $28,800. This community will feature a swimming pool, spa, fitness center, entertainment center and business center and commanding views of the marina and waterfront. The Company expects to break ground on the project in May 1998.

     (iii) On September 26, 1997 the Company purchased a 14.8 acre site located in La Habra, California. The Company plans to develop Hillsborough Park Apartments, a 235 unit multifamily community, on this site. The total estimated cost is $19,400. This community will feature a swimming pool, spa, tennis courts, exercise room and a security perimeter. The Company expects to break ground on the project in March 1998.

     (iv) On August 1, 1997, the Company entered into a partnership which has acquired a 15 acre site located in Issaquah, Washington. The partnership is developing a 245 unit multifamily community on this site. The Company has funded $3,500 in equity, representing a 45% ownership interest in this venture. The Company will receive a 12% return on this invested equity and will manage the property upon completion. The total estimated cost is $25,300. The Company has the option to purchase the property within five years of completion. The Company broke ground on this project in August 1997.

     (D) DISPOSITIONS
     ----------------

     (i) On September 11, 1997, the Company sold Countrywood Apartments located in Fremont, California, for a gross sales price of $9,500 resulting in a gain of $3,344.

     (ii) On September 22, 1997, the Company sold Riviera Square, a retail shopping center located in Eugene, Oregon, for a gross sales price of $3,086 resulting in a gain of $1,369.

     The Company expects to use the proceeds of these sales to provide funding for acquisitions of multifamily properties in the fourth quarter.

     (E) DEBT RELATED TRANSACTIONS
     -----------------------------

     The Company has executed agreements on two unsecured lines of credit for an aggregate amount of $50,000, of which, each line has an expiration period of 90 days.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(3)  RELATED PARTY TRANSACTIONS
---  --------------------------

     All general and administrative expenses of the Company and Essex Management Corporation ("EMC") are initially borne by the Company, with a portion subsequently allocated to EMC.

     Expenses allocated to EMC for the three and nine months ended September 30, 1997 totaled $140 and $699, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Rental income in the accompanying consolidated statements of operations includes related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursement, of $175 and $518 for the three and nine months ended September 30, 1997, respectively, and $169 and $509 for the three and nine months ended September 30, 1996, respectively.

     Other income for the three and nine months ended September 30, 1997 includes interest income of $442 and $1,954, respectively, which was earned principally under notes receivable from Essex Fidelity I Corporation, the Partnerships which collectively own Anchor Village, the Partnerships which collectively own Highridge and the Partnerships which collectively own an approximate 30.7% minority interest in Pathways Apartments, a 296 unit multifamily property located in Long Beach, California ("Pathways"). For the three and nine months ended September 30, 1997 the Company earned $0 and $29, respectively, of dividend income from EMC. In addition, Essex earned management fee income of $137 and $320 for the three and nine months ended September 30, 1997, respectively, from Anchor Village, Highridge, Pathways and Camarillo Oaks.

     EMC provides property management services to the Company's neighborhood shopping centers. The fees paid by the Company for such services for the three and nine months ended September 30, 1997 were $19 and $76, respectively, and are included in the general and administrative expense item in the accompanying consolidated statements of operations.

     Notes and other related party receivables as of September 30, 1997 and December 31, 1996 consist of the following:

                                                     September 30,  December 31,
                                                          1997          1996
                                                          ----          ----

Notes receivable from Fidelity I and Sacramento,
secured, bearing interest at 9%, due on demand            $  -        $  718


         -
Notes receivable from Fidelity I and JSV,
secured, bearing interest at 9.5%-10%, due 2015            726           726

Note receivable from Anchor Village, secured,
bearing interest at 8%, due January 14, 1998             9,650             -

Notes receivable from Highridge, secured,
bearing interest at 9%, due September 2006               2,750             -

Other related party receivables, substantially
due on demand                                              937           918
                                                           ---           ---
                                                      $ 14,063       $ 2,362
                                                      ========       =======

Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     During the three and nine months ended September 30, 1997, the Company paid brokerage commissions totaling $376 and $590, respectively, to M&M in connection with the disposition of real estate. These commissions were considered in the calculation of the gain on sale in the accompanying condensed consolidated statement of operations.

(4)  NEW ACCOUNTING PRONOUNCEMENTS:
---  ------------------------------

     The Company will adopt the provisions of The Statement of Financial Accounting Standards No. 128 (SFAS128), Earnings Per Share, for financial statements with periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior period earnings per share data presented will be restated to conform with the provisions of SFAS128. Had the Company applied the provisions of SFAS128 to the unaudited financial statements for the period ending September 30, 1997, the effect on earnings per share data would have been immaterial.

     The FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and "SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for periods beginning after December 15, 1997, expand or modify disclosures and , accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

(5)  PRO FORMA FINANCIAL INFORMATION
---  -------------------------------

     Between January 1, 1997 and August 25, 1997, Essex directly acquired thirteen multifamily properties at an aggregate contract price of $121,026. In addition, on October 1, 1997, Essex purchased a multifamily property at a contract price of $30,400. During this period the Company disposed of two retail properties for proceeds of $3,567. Further details regarding these property transactions are included in Essex's Form 8-K filed August 29, 1997.

     On March 31, 1997, Essex completed the sale of 2,000,000 shares of its Common Stock to Cohen & Steers at a price of $29.125 per share. Net proceeds from the sale were $58,125.

     On June 20, 1997, Essex completed the second phase of the Tiger/Westbrook transaction with the sale of an additional $20,000 of its convertible preferred stock to Tiger/Westbrook. Gross proceeds from the sale were $20,000.

     The following unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1997, are presented as if the property and equity transactions stated above occurred on January 1, 1997.

                           ESSEX PROPERTY TRUST, INC.
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
           (Dollars in thousands, except shares and per share amounts)

                                                              PRO FORMA ADJUSTMENTS (1)
                                                           ---------------------------------
                                                                     ACQUISITION   DISPOSITION
                                                      HISTORICAL     PROPERTIES    PROPERTIES       PRO FORMA
                                                      ---------    -------------  -------------    ------------
    ............................................

REVENUES
  Rental .......................................      $  56,596    $      9,047    $        225    $     65,418
  Interest and other income ....................          3,510              75               0           3,585
                                                      ---------    ------------    ------------    ------------
                                                         60,106           9,122             225          69,003
EXPENSES
  Property operating expenses
    Maintenance and repairs ....................          4,765             926              38           5,653
    Real estate taxes ..........................          4,473             779              16           5,236
    Utilities ..................................          3,649             702              22           4,328
    Administrative .............................          3,845             664               0           4,508
    Advertising ................................            861              78               0             939
    Insurance ..................................            688             135               2             821
    Depreciation and amortization ..............          9,863           1,763               0          11,626
                                                      ---------    ------------    ------------    ------------
                                                         28,144           5,045              78          33,111
  Interest .....................................          9,348           2,764               0          12,112
  Amortization of deferred financing ...........            383               9               0             392
costs
  General and administrative ...................          1,682               0               0           1,682
  Loss from hedge termination ..................              0               0               0               0
                                                      ---------    ------------    ------------    ------------
    Total expenses .............................         39,557           7,818              78          47,297
                                                      ---------    ------------    ------------    ------------
Income before gain on sales of real estate,
  minority interest and extraordinary ..........         20,549           1,304             147          21,706
item
Gain on sales of real estate ...................          5,127               0             414           4,713
                                                      ----------   -------------    ------------    -----------
Income before minority interest and
  extraordinary item ...........................         25,676           1,304             561          26,419
Minority interest ..............................         (3,483)           (120)            (18)         (3,585)
                                                      ----------    ------------    ------------    -----------
Income before extraordinary item ...............         22,193           1,184             543          22,834
Extraordinary item .............................           (104)              0               0            (104)
                                                      ----------    ------------    ------------    -----------
Net Income .....................................      $  22,089     $     1,184     $       543     $    22,730
                                                      ==========    ============    ============    ===========
  Net income per share from operations
    before extraordinary item ..................      $    1.54                                     $      1.46
  Extraordinary item - debt ....................          (0.01)                                          (0.01)
extinguishment                                        ----------                                    -----------
Net income per share ...........................      $    1.53                                     $      1.45
                                                      ==========                                    ===========
Weighted average number of shares
  outstanding during the period ................     13,230,385                                      13,909,761
                                                     ===========                                    ===========
Fully diluted:
  Net income per share from operations
    before extraordinary item ..................     $     1.53                                     $      1.45
  Extraordinary item - debt ....................          (0.01)                                          (0.01)
extinguishment                                       -----------                                    -----------
Net income per share ...........................     $     1.52                                     $      1.44
                                                     ===========                                    ===========
 Weighted average number of shares
  outstanding during the period ................     14,525,128                                      15,817,075
                                                     ===========                                    ===========
SUPPLEMENTAL INFORMATION - FUNDS FROM OPERATIONS
  Income before minority interest ..............   $     25,572    $      1,304    $        561    $     26,315
Adjustements
    Depreciation and amortization ..............          9,863           1,763               0          11,626
    Adjustment for unconsolidated ..............            690               0               0             690
joint ventures
    Non-recurring items, including gain on
    sales of real estate, loss from hedge
    termination and extraordinary item .........         (5,023)              0            (414)         (4,609)
    Minority interests .........................           (441)           (120)            (18)           (543)
                                                     -----------    ------------    ------------    -----------
Funds from operations ......................       $     30,661     $     2,947     $       129    $     33,479

                                                     ===========    ============    ============    ===========

See accompanying notes to Pro Forma financial statements

         NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


(1) - PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ADJUSTMENTS
---------------------------------------------------------------------------

The pro forma condensed consolidated statement of operations for the nine months ended September 30, 1997 include the following pro forma adjustments:

For Wilshire Promenade Apartments, acquired on January 3, 1997, pro forma adjustment was made by (i) extrapolating the actual operating income received by the Company for January 3, 1997 through September 30, 1997 to reflect nine months of operations and (ii) including such extrapolated amount in the statement of operations.

For Tara Village Apartments, acquired on January 28, 1997, pro forma adjustment was made by (i) extrapolating the actual operating income received by the Company for January 28, 1997 through September 30, 1997 to reflect nine months of operations and (ii) including such extrapolated amount in the statement of operations.

For Foothill and Twin Creeks Apartments, acquired on February 27, 1997, pro forma adjustment was made by (i) extrapolating the actual operating income received by the Company for February 27, 1997 through September 30, 1997 to reflect nine months of operations and (ii) including such extrapolated amount in the statement of operations.

For Cedar Mill and Wichita Towne Center Shopping Centers, the pro forma adjustment reflects the elimination of the actual results of operations.

For Kings Road, Casa del Mar, Evergreen Heights, Villa Scandia, The Bluffs II, The Village Apartments, additional 193 units at Camarillo Oaks, Park Place, Windsor Court and Huntington Breakers, pro forma adjustments incorporated into the nine months ended September 30, 1997 is based on their respective internal operating budgets as reduced by their respective actual operating income through September 30, 1997, as extrapolated for the nine month period.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATION
         ------------

The following discussion is based primarily on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of September 30, 1997 and 1996 and for the three and nine months ended September 30, 1997 and 1996.

This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of Essex are held by, and substantially all operations conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner of the Operating Partnership and, as of September 30, 1997 and 1996, owned an 89.0% and 82.6% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for Federal income tax purposes.

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

GENERAL BACKGROUND

Essex's revenues are generated primarily from multifamily residential, retail and commercial property operations, which accounted for 96% of its revenues for the nine months ended September 30, 1997 and 1996. Essex's properties (the "Properties") are located in California, Washington and Oregon. Occupancy levels of Essex's multifamily residential properties in these markets have generally remained high (averaging over 95% for the last five years).

Essex elects to be treated as a real estate investment trust ("REIT") for Federal income tax purposes. In order to maintain compliance with REIT tax rules, Essex provides the majority of fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of non-voting Preferred Stock. Executives of Essex own 100% of EMC's 1,000 shares of Common Stock. Essex has been actively engaged in the business of acquiring and managing portfolios of non-performing assets along with institutional investors. Asset management services resulting from these portfolios are provided by EMC, typically for the term that is required to acquire, reposition and dispose of the portfolio. Asset management agreements usually provide for a base management fee calculated as a percentage of the gross asset value of the portfolio under management, and an incentive fee based upon the overall financial performance of the portfolio. Accordingly, the fees earned as a result of these contracts fluctuate as assets are acquired and disposed of. Essex benefits from such fees indirectly through receipt of preferred stock dividends and by allocation of related expenses to EMC. In general, Essex believes, however, that there will be limited opportunities to acquire portfolios of non-performing assets in the near future.

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interest in thirty-two multifamily residential properties, of which twenty-two are located in California, nine are located in Washington and one is located in Oregon. In aggregate, these acquisitions consist of a total of 5,872 units and had a total capitalized cost of approximately $390.5 million. As part of its active portfolio management strategy, the Company has sold, since its IPO, five multifamily residential properties in Northern California consisting of a total of 579 units and three of its retail centers in Oregon at an aggregate gross sales price of approximately $43.0 million resulting in a net aggregate gain of approximately $14.1 million.

Average financial occupancy rates (which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) of the Company's multifamily properties on a same-property basis decreased to 97.1% for the three months ended September 30, 1997, from 97.3%, for the three months ended September 30, 1996. The regional breakdown of such financial occupancy for the three months ended September 30, 1997 and 1996 is as follows:

                                    September 30,                September 30,
                                        1997                         1996
                                        ----                         ----

Northern California                     97.8%                        98.5%
Seattle Metropolitan                    96.0%                        95.7%
Southern California                     96.5%                        95.9%

The Company's retail and commercial properties were 97% occupied (based on square footage) as of September 30, 1997.

RESULTS OF OPERATIONS

COMPARISON  OF THE THREE  MONTHS  ENDED  SEPTEMBER  30, 1997 TO THE THREE MONTHS
--------------------------------------------------------------------------------
ENDED SEPTEMBER 30, 1996.
-------------------------

TOTAL REVENUES increased by $9,152,000 or 71.4% to $21,975,000 in the third quarter of 1997 from $12,823,000 in the third quarter of 1996. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both of the quarters ended September 30, 1997 and 1996 ("Quarterly Same Store Properties").


                                           Three Months Ended
                                             SEPTEMBER 30,     Dollar Percentage
                                           1997          1996  Change   Change
                                           ----          ----  ------   ------
                                              (dollars in thousands)
                              Number of
Rental income                 Properties
  Same Store Properties
    Northern California           8      $5,320        $4,694  $ 626     13.4%
    Seattle Metropolitan          9       3,880         3,628    252      7.0
    Southern California           2       1,242         1,189     53      4.5
    Retail and commercial         4         988           970     18      1.8
                                  -         ---           ---     --      ---
 Total Quarterly Same
    Store Properties             23      11,430        10,481    949      9.1%

  Properties acquired/
    disposed of subsequent
         to January 1, 1996               9,457         1,638  7,819    477.3%
                                          -----         -----  -----    ------
  Total rental income                    20,887        12,119  8,768     72.3
  Other income                            1,088           704    384     54.5
                                          -----           ---    ---     ----
Total revenues                          $21,975       $12,823 $9,152     71.4%
                                        =======       ======= ======     ====


As set forth in the above table, $7,819,000 of the $9,152,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1996. During this period, Essex acquired interests in twenty-five multifamily properties (the "Acquisition Properties"), and disposed of three multifamily properties and three retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $949,000 is attributable to increases in rental income from the Quarterly Same Store Properties. Rental income from the Quarterly Same Store Properties increased by approximately 9.1% to $11,430,000 in the third quarter of 1997 from $10,481,000 in the third quarter of 1996. The majority of this increase was attributable to the eight multifamily Quarterly Same Store Properties located in Northern California, the rental income of which increased by $626,000 or 13.4% to $5,320,000 in the third quarter of 1997 from $4,694,000 in the third quarter of 1996. This $626,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.8% in the third quarter of 1997 from 98.5% in the third quarter of 1996. The nine multifamily residential properties located in the Seattle metropolitan area, was the next largest region contributing to this Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $252,000 or 7.0% to $3,880,000 in the third quarter of 1997 from $3,628,000 in the third quarter of 1996. The $252,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 96.0% for the three months ended September 30, 1997, from 95.7% for the three months ended September 30, 1996.

The increase in total revenue also reflected an increase of $384,000 attributable to other income. The most significant component was an increase in interest income of $229,000 which was largely due to an increase in notes receivable.

Total Expenses increased by $4,558,000 or approximately 47.9% to $14,076,000 in the third quarter of 1997 from $9,518,000 in the third quarter of 1996. Interest expense increased by $290,000 or 10.3% to $3,118,000 in the third quarter of 1997 from $2,828,000 in the third quarter of 1996. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $2,752,000 or 70.7% to $6,644,000 in the third quarter of 1997 from $3,892,000 in the third quarter of 1996. Of such increase, $2,717,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $215,000 in the third quarter of 1997 from the amount for the third quarter of 1996. This increase is largely due to additional staffing requirements resulting from the growth of Essex.

Net income increased by $8,735,000 to $10,967,000 in the third quarter of 1997 from $2,232,000 in the third quarter of 1996. The increase in net income was primarily a result of the net contribution of the Acquisition Properties, the increase in net operating income from the Quarterly Same Store Properties, and an increase in the gain on the sales of real estate of $4,642,000 to $4,713,000 in the third quarter of 1997 from $71,000 in the third quarter of 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED  SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED
--------------------------------------------------------------------------------
SEPTEMBER 30, 1996.
-------------------

TOTAL REVENUES increased by $23,975,000 or 66.4% to $60,106,000 in the first nine months of 1997 from $36,131,000 in the first nine months of 1996. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both of the nine months ended September 30, 1997 and 1996 ("Same Store Properties").

                                          Nine Months Ended
                                            September 30,     Dollar  Percentage
                           Number of       1997       1996    Change    Change
                                           ----       ----    ------    ------
Rental income              Properties         (dollars in thousands)
-------------              ----------
 Same Store Properties
  Northern California          7        $14,150    $12,380    $1,770     14.3%
    Seattle Metropolitan       9         11,526     10,768       758      7.0
    Southern California        2          3,623      3,557        66      1.9
    Retail and commercial      4          2,960      2,962        (2)    (0.1)
                               -          -----      -----        --     ----
 Total Same Store Properties  22         32,259     29,667     2,592      8.7%

  Properties acquired/disposed of
    subsequent to January 1, 1996        24,337      4,456    19,881    446.2%
                                         ------      -----    ------    -----

  Total rental income                    56,596     34,123    22,473     65.9
  Other income                            3,510      2,008     1,502     74.8
                                          -----      -----     -----     ----
  Total revenues                        $60,106    $36,131   $23,975     66.4%
                                        =======    =======   =======     ====

As set forth in the above table, $19,881,000 of the $23,975,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1996. During this period, Essex acquired interests in twenty-five Acquisition Properties, and disposed of three multifamily properties and three retail shopping centers.

Of the increase in total revenues, $2,592,000 is attributable to increases in rental income from the Same Store Properties. Rental income from the Same Store Properties increased by approximately 8.7% to $32,259,000 in the first nine months of 1997 from $29,667,000 in the first nine months of 1996. The majority of this increase was attributable to the seven multifamily Same Store Properties located in Northern California, the rental income of which increased by $1,770,000 or 14.3% to $14,150,000 in the first nine months of 1997 from $12,380,000 in the first nine months of 1996. This $1,770,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.4% for the first nine months of 1997, from 98.4% for the first nine months of 1996. The nine multifamily residential properties located in Seattle metropolitan area was the next largest region contributing to this Same Store Properties rental income increase. The rental income of these properties increased by $758,000 or 7.0% to $11,526,000 in the first nine months of 1997 from $10,768,000 in the first nine months of 1996. This $758,000 increase is attributable to rental rate increases and an increase in financial occupancy to 96.7% for the first nine months of 1997, from 95.5% for the first nine months of 1996.

The increase in total revenue also reflected an increase of $1,502,000 attributable to other income. The most significant component was an increase in interest income of $1,223,000 which was largely due to an increase in notes receivable.

TOTAL EXPENSES increased by $11,369,000 or approximately 40.3% to $39,557,000 in the first nine months of 1997 from $28,188,000 in the first nine months of 1996. Interest expense increased by $610,000 or

7.0% to $9,348,000 in the first nine months of 1997 from $8,738,000 in the first nine months of 1996. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $7,194,000 or 64.9% to $18,281,000 in the first nine months of 1997 from $11,087,000 in the first nine months of 1996. Of such increase, $6,884,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $403,000 in the first nine months of 1997 from the amount for the first nine months of 1996. This increase is largely due to additional staffing requirements resulting from the growth of Essex.

Net income increased by $16,755,000 to $22,089,000 in the first nine months of 1997 from $5,334,000 in the first nine months of 1996. The increase in net income was primarily a result of the net contribution of the Acquisition Properties and an increase in net operating income from the Same Store Properties and an increase in the gain on sales of real estate of $2,647,000 to $5,127,000 in the third quarter of 1997 from $2,480,000 in the third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, Essex had $18,781,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using working capital, amounts available on lines of credit, and any portion of net cash flow from operations not currently distributed. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $75,110,000. At September 30, 1997 Essex had no outstanding balance on its lines of credit.

Essex's total cash balances decreased $22,456,000 from $46,899,000 as of December 31, 1996 to $24,443,000 as of September 30, 1997. This decrease was primarily a result of $130,274,000 of cash used in investing activities, which was offset by $30,839,000 of cash provided by operating activities, and $76,979,000 of cash provided by financing activities. Of the $130,274,000 net cash used in investing activities, $122,667,000 was used to purchase and upgrade rental properties, and $22,663,000 was used to fund real estate under development as offset by $15,470,000 of proceeds received from the disposition of one multifamily residential and three retail properties. The $75,511,000 net cash provided by financing activities was primarily a result of $75,055,000 of proceeds from lines of credit and other notes payable, $104,119,000 net proceeds from the common stock offerings, $20,000,000 net proceeds from convertible preferred stock sale and $11,576,000 repayment of notes receivable as offset by $89,471,000 of repayments of mortgages, other notes payable and lines of credit, $23,277,000 issued in notes and other related party receivables and $20,159,000 of dividends/distributions paid.

As of September 30, 1997, Essex's outstanding indebtedness under mortgages and line of credit consisted of $145,106,000 in fixed rate debt, $42,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

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

On June 20, 1997, the Company completed the second phase of the Tiger/Westbrook transaction with the sale of an additional $20 million of its Convertible Preferred Stock to Tiger/Westbrook.

On September 10, 1997, the Company completed a public offering of 1,300,000 shares of its Common Stock at a net price of $31.00 per share. On September 19, 1997, the underwriters, Lehman Brothers, exercised the "over-allotment" option and Essex sold an additional 195,000 shares in the offering at $31.00 per share. The net proceeds were used to pay off lines of credit balances and to fund acquisition and development of additional multifamily properties. After completion of this sale, Essex has the capacity pursuant to its shelf registration statement to issue up to approximately $95,369,250 of equity securities.

The Company expects to utilize the proceeds from public offerings of shares of Common Stock, proceeds from the sale of Convertible Preferred Stock, availability under its lines of credit, dispositions of selected properties, increased indebtedness and cash balances to fund its future property acquisition and development activities. Essex expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of short-term financing of acquisition and development activities through the issuance of long-term secured and unsecured debt and offerings by Essex of additional equity securities (or Limited Partnership interests in the Operating Partnership).

FUNDS FROM OPERATIONS

Industry  analysts  generally  consider  funds  from  operations,  ("Funds  from
Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds from Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations.

The following table sets forth Essex's calculation of Funds from Operations for the quarters ended September 30, 1997 and 1996.

                                                  THREE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                  1997                 1996
                                                  ----                 ----
Net Income before minority interest
and extraordinary item                   $    12,612,000        $    3,376,000
Adjustments:
         Depreciation & amortization           3,555,000             2,276,000
         Adjustment for unconsolidated
           joint ventures                        242,000               130,000
         Non-recurring items, including
           gain on sales of real estate and
           loss from hedge termination        (4,713,000)              (68,000)

         Minority interests                     (161,000)             (144,000)
                                                --------              --------

         Funds from Operations            $   11,535,000         $   5,570,000
                                          ==============         =============
   Weighted average number
    shares outstanding-fully diluted (1)      17,860,753             9,878,075
                                          ==============         =============

(1) Assumes conversion of all outstanding shares of Convertible Preferred Stock and Operating Partnership interests into shares of Essex's Common Stock.

The National Association of Real Estate Investment Trust ("NAREIT"), a leading industry trade group, has approved a revised interpretation of Funds from Operations, which provides that the amortization of deferred financing costs is no longer added back to net income to calculate Funds from Operations. Essex adopted the revised NAREIT definition of Funds from Operations as of January 1, 1996.


PART II   OTHER INFORMATION
-------   -----------------

ITEM 5:  OTHER INFORMATION

The agreement of limited partnership for Essex's Operating Partnership has been amended and restated effective September 30, 1997. This agreement was amended primarily to (i) express ownership interests in the Operating Partnership in terms of units, which are exchangeable on a one-for-one basis into shares of Common Stock, and (ii) provide a preferred distribution stream from the Operating Partnership that mirrors the preferred dividends for the Company's outstanding Convertible Preferred Stock. The amended and restated agreement has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          A. EXHIBITS                                                       PAGE
          -----------                                                       ----

10.1      First Amended and Restated Agreement of Limited
          Partnership of Essex Portfolio, L.P.                               24

10.2      Ninth  Modification  Agreement to the Amended and
          Restated  Revolving  Loan Agreement                                85

11.1      Statement regarding Computation of Earnings per Share              91

12.1      Schedule of Computation of Ratio of Earnings to Fixed Charges      92

27.1      Article 5 Financial Data Schedule (EDGAR Filing Only)              93





B. REPORTS ON FORM 8-K
----------------------

On August 29, 1997, Essex filed a Current Report on Form 8-K, regarding its 1997 acquisitions and 1997 dispositions.

On September 9, 1997, Essex filed a Current Report on Form 8-K, regarding its sale of 1,495,000 shares of Common Stock to Lehman Brothers.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ESSEX PROPERTY TRUST, INC.



                           /S/ MARK J. MIKL
                           ----------------
                           Mark J. Mikl, Controller
                           (Authorized Officer and
                           Principal Accounting Officer)

                           NOVEMBER 12, 1997
                           -----------------
                           Date

                                                                    Exhibit 10.1
                           FIRST AMENDED AND RESTATED

                        AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                              ESSEX PORTFOLIO, L.P.


     THE LIMITED PARTNERSHIP INTERESTS REFERRED TO HEREIN HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR, UNLESS IT HAS BEEN CONFIRMED TO YOU IN WRITING, WITH ANY STATE REGULATORY AGENCY. THESE LIMITED PARTNERSHIP INTERESTS MUST BE ACQUIRED FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND EXCEPT AS SPECIFICALLY PROVIDED IN THIS PARTNERSHIP AGREEMENT, MAY NOT BE MORTGAGED, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED OR OFFERED TO BE SO TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH LIMITED PARTNERSHIP INTERESTS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND THE REGULATIONS PROMULGATED PURSUANT THERETO AND ANY APPLICABLE STATE LAW (UNLESS EXEMPT THEREFROM), AND WITHOUT COMPLIANCE WITH THE REQUIREMENTS SET FORTH IN THIS PARTNERSHIP AGREEMENT.

     NO STATE OR FEDERAL SECURITY COMMISSIONERS OR STATE OR FEDERAL REGULATORY AGENCIES HAVE PASSED UPON THE VALUE OF THE SECURITIES, NOR HAVE THEY APPROVED OR DISAPPROVED THE OFFERING. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

                               *******************

                                TABLE OF CONTENTS
                                                                            PAGE

ARTICLE I - DEFINITIONS, ETC................................................ 30
1.1 Definitions............................................................. 30
Accountants................................................................. 30
Acquisition Cost............................................................ 30
Acquisition Project......................................................... 30
Act......................................................................... 31
Additional Limited Partner.................................................. 31
Additional Units............................................................ 31
Adjusted Capital Account Deficit............................................ 31
Administrative Expenses..................................................... 31
Affiliate................................................................... 31
Agreement................................................................... 31
Arbitration Rules........................................................... 31
Articles Supplementary...................................................... 31
Assignee.................................................................... 31
Audited Financial Statements................................................ 32
Available Cash.............................................................. 32
Bankruptcy.................................................................. 32
Beneficially Own............................................................ 32
Capital Account............................................................. 32
Capital Contribution........................................................ 32
Cash Amount................................................................. 32
Certificate................................................................. 33
Closing Price............................................................... 33
Code........................................................................ 33
Common Stock................................................................ 33
Common Stock Amount......................................................... 33
Common Tenancies............................................................ 33
Completion of the Offering.................................................. 33
Consent of the Limited Partners............................................. 33
Contributed Interests....................................................... 33
Contributed Property........................................................ 34
Contribution Agreement...................................................... 34
Contribution Date........................................................... 34
Control..................................................................... 34
Controlled Entity........................................................... 34
Conversion Factor........................................................... 34
Current Per Share Market Price.............................................. 34
Demand Notice............................................................... 34
Departed Persons............................................................ 34
Department.................................................................. 34
Depreciation................................................................ 34
Development Project......................................................... 34
Entity...................................................................... 35
ERISA....................................................................... 35
EWIP........................................................................ 35
Excluded Properties......................................................... 35
Exercise Notice............................................................. 35
Exercising Partner.......................................................... 35
Existing Partnerships....................................................... 35
Existing Properties......................................................... 35
General Partner............................................................. 35
Gross Asset Value........................................................... 35

Gross Offering Proceeds..................................................... 36
Hart-Scott Act.............................................................. 36
Headquarters Building....................................................... 36
Immediate Family............................................................ 36
Initial Offering Expenses................................................... 36
Initial Price of the Common Stock........................................... 36
Insider Limited Partners.................................................... 36
Investment Entities......................................................... 36
Lien........................................................................ 36
Limited Partner Representative.............................................. 36
Limited Partners............................................................ 37
Liquidating Event........................................................... 37
Liquidating Trustee......................................................... 37
M&M......................................................................... 37
M&M Option Agreement........................................................ 37
M&M REIBC................................................................... 37
Major Decisions............................................................. 37
Majority-In-Interest of Limited Partners.................................... 37
Minimum Gain Attributable to Partner Nonrecourse Debt....................... 37
Net Financing Proceeds...................................................... 37
Net Income or Net Loss...................................................... 37
Net Sale Proceeds........................................................... 38
New Securities.............................................................. 38
Non-Insider Limited Partners................................................ 38
Nonrecourse Deductions...................................................... 38
Nonrecourse Liabilities..................................................... 38
Oak Pointe Common Tenancy................................................... 38
Offering.................................................................... 38
Officer..................................................................... 38
Option...................................................................... 38
Original Agreement.......................................................... 38
Ownership Limit............................................................. 38
Partner Nonrecourse Deductions.............................................. 38
Partners.................................................................... 38
Partnership................................................................. 38
Partnership Interest........................................................ 39
Partnership Minimum Gain.................................................... 39
Partnership Unit............................................................ 39
Pathways Common Tenancy..................................................... 39
Percentage Interest......................................................... 39
Person...................................................................... 39
Plumtree Property........................................................... 39
Preferred Interest.......................................................... 39
Preferred Stock............................................................. 39
Property or Properties...................................................... 39
Property Manager............................................................ 39
Prospectus.................................................................. 39
Purchase Price.............................................................. 39
Qualified Individual........................................................ 39
Redemption Distribution..................................................... 39
Registration Statement...................................................... 39
Regulations................................................................. 39
Regulatory Allocations...................................................... 39
REIT........................................................................ 40
REIT Expenses............................................................... 40
REIT Requirements........................................................... 40
Requesting Party............................................................ 40

Responding Party............................................................ 40
Restricted Period........................................................... 40
Rights...................................................................... 40
SEC......................................................................... 40
Securities Act.............................................................. 40
Series A Preferred Stock.................................................... 40
Stock Incentive Plans....................................................... 40
Substituted Limited Partner................................................. 40
Tax Items................................................................... 40
Termination Transaction..................................................... 40
Third Arbitrator............................................................ 40
Trading Day................................................................. 40
Transaction Expense......................................................... 40
Transfer.................................................................... 41
Underwriters................................................................ 41
Underwriting Agreement...................................................... 41
Washington Partnership Interests............................................ 41
Washington Partnerships..................................................... 41
Wharfside Property.......................................................... 41
1.2      Exhibit,Etc........................................................ 41

ARTICLE II - ORGANIZATION................................................... 41
2.1      Continuation of the Partnership.................................... 41
2.2      Name............................................................... 41
2.3      Character of the Business.......................................... 41
2.4      Location of the Principal Place of Business........................ 42
2.5      Agent for Service of Process....................................... 42
2.6      Certificates of Ownership.......................................... 42
ARTICLE III - TERMS......................................................... 42
3.1      Commencement....................................................... 42
3.2      Termination........................................................ 42

ARTICLE IV - CONTRIBUTIONS TO CAPITAL....................................... 42
4.1      General Partner Capital Contribution............................... 42
4.2      Limited Partner Capital Contributions.............................. 42
4.3      Issuance's of Additional Partnership Interests..................... 42
4.4      Options............................................................ 44
4.5      Contribution of Proceeds of Issuance of Shares of Common Stock..... 44
4.6      Admission of Additional Limited Partners........................... 44
4.7      No Third Party Beneficiary......................................... 45
4.8      No Interest; No Return............................................. 45

ARTICLE V -[INTENTIONALLY OMITTED].......................................... 45

ARTICLE VI - ALLOCATIONS AND OTHER TAX AND ACCOUNTING MATTERS............... 46
6.1      Allocations........................................................ 46
6.2      Distributions...................................................... 46
6.3      Withholding........................................................ 46
6.4      Books of Account................................................... 47
6.5      Reports............................................................ 47
6.6      Audits............................................................. 47
6.7      Tax Elections and Returns.......................................... 47
6.8      Tax Matters Partner................................................ 47

ARTICLE VII - RIGHTS, DUTIES AND RESTRICTIONS OF THE GENERAL PARTNER........ 48
7.1      Expenditures by Partnership........................................ 48
7.2      Powers and Duties of General Partner............................... 48

7.3      Major Decisions.................................................... 50
7.4      Actions with Respect to Certain Documents.......................... 51
7.5      General Partner Participation...................................... 51
7.6      Proscriptions...................................................... 51
7.7      Additional Limited Partners........................................ 51
7.8      Title Holder....................................................... 51
7.9      Compensation of the General Partner................................ 52
7.10     Waiver and Indemnification......................................... 52
7.11     Contracts With Controlled Entities................................. 52
7.12     Operation in Accordance with REIT Requirements..................... 52
7.13     Exceptions to REIT Restrictions.................................... 53
ARTICLE VIII -DISSOLUTION, LIQUIDATION AND WINDING-UP....................... 53
8.1      Liquidating Events................................................. 53
8.2      Accounting......................................................... 53
8.3      Distribution on Dissolution........................................ 53
8.4      Timing Requirements................................................ 54
8.5      Sale of Partnership Assets......................................... 54
8.6      Distributions in Kind.............................................. 54
8.7      Documentation...................................................... 55
8.8      Liability of the Liquidating Trustee............................... 55
ARTICLE IX - TRANSFER OF PARTNERSHIP INTERESTS.............................. 55
9.1      General Partner Transfer........................................... 55
9.2      Transfers by Limited Partners...................................... 55
9.3      Restrictions on Transfer........................................... 56

ARTICLE X -RIGHTS AND OBLIGATIONS OF THE LIMITED PARTNERS................... 57
10.1     No Participation in Management..................................... 57
10.2     Bankruptcy of a Limited Partner and Certain Other Events........... 57
10.3     No Withdrawal...................................................... 57
10.4     Duties and Conflicts............................................... 57
10.5     Acquisition Projects............................................... 57
10.6     Development Projects............................................... 58
10.7     Acquisition/Development Projects - Further Assurances.............. 58
10.8     Conversion Upon Death.............................................. 58

ARTICLE XI - GRANT OF RIGHTS TO LIMITED PARTNERS............................ 59
11.1     Grant of Rights.................................................... 59
11.2     Terms of Rights.................................................... 59

ARTICLE XII - ARBITRATION OF DISPUTES....................................... 59
12.1     Arbitration........................................................ 59
12.2     Procedures......................................................... 59
12.3     Binding Character.................................................. 60
12.4     Exclusivity........................................................ 60
12.5     No Alteration of Agreement......................................... 60
12.6     Acknowledgment..................................................... 60

ARTICLE XIII - GENERAL PROVISIONS........................................... 61
13.1     Notices............................................................ 61
13.2     Successors......................................................... 61
13.3     Effect and Interpretation.......................................... 61
13.4     Counterparts....................................................... 61
13.5     Partners Not Agents................................................ 61
13.6     Entire Understanding; Etc.......................................... 62
13.7     Amendments......................................................... 62
13.8     Severability....................................................... 62
13.9     Trust Provision.................................................... 62

13.10    Pronouns and Headings.............................................. 62
13.11    Assurances......................................................... 62
13.12    Tax Consequences................................................... 62
13.13    Securities Representations......................................... 62
13.14    Power of Attorney.................................................. 63

                                    EXHIBITS

EXHIBIT A - PARTNERSHIP UNITS                                                67
EXHIBIT B - [INTENTIONALLY OMITTED]                                          68
EXHIBIT C - [INTENTIONALLY OMITTED]                                          69
EXHIBIT D - [INTENTIONALLY OMITTED]                                          70
EXHIBIT E - ALLOCATIONS                                                      71
EXHIBIT F - [INTENTIONALLY OMITTED]                                          74
EXHIBIT G - [INTENTIONALLY OMITTED]                                          75
EXHIBIT H - [INTENTIONALLY OMITTED]                                          76
EXHIBIT I -  RIGHTS TERMS                                                    77
EXHIBIT J - [INTENTIONALLY OMITTED]                                          81
EXHIBIT M - [INTENTIONALLY OMITTED]                                          82

                                    SCHEDULES

SCHEDULE 1 - EXERCISE NOTICE                                                 83
SCHEDULE 2 - ELECTION NOTICE                                                 84

                           FIRST AMENDED AND RESTATED

                        AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                              ESSEX PORTFOLIO, L.P.


          THE FIRST AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP, originally dated April 30, 1997 is to be made and entered into as of the 30th day of September, 1997, by and among the undersigned parties.

                              W I T N E S S E T H:

          WHEREAS, pursuant to that certain Agreement of Limited Partnership of ESX Partners, L.P., entered into as of March 15, 1994, as amended by that certain First Amendment to Agreement of Limited Partnership dated as of April 15, 1994 (such Agreement of Limited Partnership, as so amended, the "Original Agreement"), the parties to the Original Agreement formed Essex Portfolio, L.P., a California limited Partnership (the "Partnership"), originally known as ESX Partners, L.P.; and

          WHEREAS, the parties hereto, constituting all of the Partners in the Partnership, hereby desire to amend, restate and supersede the Original Agreement in its entirety, pursuant to the terms and conditions hereof.

          NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereto, intending legally to be bound, hereby amend, restate and supersede the Original Agreement in its entirety (except solely with respect to certain Exhibits and Schedules attached thereto and specifically incorporated herein) as follows:

                                    ARTICLE I
                                DEFINITIONS, ETC.

     1.1 Definitions. Except as otherwise herein expressly provided, the following terms and phrases shall have the meanings set forth below:

          Accountants - shall mean the firm or firms of independent certified public accountants selected by the General Partner on behalf of the Partnership to audit the books and records of the Partnership and to prepare statements and reports in connection therewith.

          Acquisition Cost - Shall mean (i) in the case of Contributed Property acquired by the General Partner in exchange for shares of Common Stock, the Current Per Share Market Price as of the closing date on which the General Partner acquired such Contributed Property multiplied by the number of shares of Common Stock issued in the acquisition, or (ii) in the case of Contributed Property acquired by the General Partner for consideration other than Common Stock, the amount of such consideration plus, in either case, any costs and expenses incurred by the General Partner in connection with such acquisition or contribution; provided, however, that in the event the Acquisition Cost of Contributed Property is financed by any borrowings by the General Partner, the Partnership shall assume any such obligations of the General Partner concurrently with the contribution of such property to the Partnership or, if impossible, shall obligate itself to the General Partner in an amount and on terms equal to such obligations, and the Acquisition Cost shall be reduced by the amount of such obligations.

          Acquisition Project - shall mean any real property on which retail or multifamily residential uses are conducted, including construction and improvement activities undertaken with respect thereto and off-site improvements, on-site improvements, structures, buildings and/or related parking and other facilities; provided, however, that the term "Acquisition Project" shall not include the Excluded Properties.

          Act - shall mean the California Revised Limited Partnership Act, California Corporations Code Sections 15611-15723, as the same may hereafter be amended from time to time.

          Additional  Limited  Partner  - shall  have the  meaning  set forth in
          Section 4.3 (a) hereof.

          Additional Units - shall have the meaning set forth in Section 4.3 (a) hereof.

          Adjusted Capital Account Deficit - shall mean, with respect to any Partner, the deficit balance, if any, in such Partner's Capital Account as of the end of any relevant fiscal year and after giving effect to the following adjustments:

               1. credit to such Capital Account any amounts which such Partner is obligated or treated as obligated to restore with respect to any deficit balance in such Capital Account pursuant to Section 1.704-1(b)(2)(ii)(c) of the Regulations, or is deemed to be obligated to restore with respect to any deficit balance pursuant to the penultimate sentences of Sections 1.704-2(g)(1) and 1.704-2(i)(5) of the Regulations; and

               2. debit to such Capital Account the items described in Sections 1.704-1(b)(2)(ii)(d)(4), (5) and (6) of the Regulations.

The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the requirements of the alternate test for economic effect contained in Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

          Administrative Expenses - shall mean (i) all administrative and operating costs and expenses incurred by the Partnership and EWIP or any other Investment Entity, (ii) those administrative costs and expenses of the General Partner, including salaries paid to officers of the General Partner, and accounting and legal expenses undertaken by the General Partner on behalf or for the benefit of the
          Partnership, and (iii) to the extent not included in clause (ii) above, REIT Expenses, provided that Administrative Expenses shall not include Initial offering Expenses or costs and expenses incurred subsequent to the Completion of the Offering relating to any offer or registration of securities by the General Partner and all statements, reports, fees and expenses incidental thereto, including underwriting discounts and selling commissions applicable to any such offer of securities.

          Affiliate - shall mean, with respect to any Partner (or as to any other person the affiliates of whom are relevant for purposes of any of the provisions of this Agreement), (i) any member of the Immediate Family of such Partner; (ii) any trustee or beneficiary of a Partner;
          (iii) any legal representative, successor, or assignee of any Person referred to in the preceding clauses (i) and (ii); (iv) any trustee for the benefit of any Person referred to in the preceding clauses (i) through (iii); or (v) any Entity which directly or indirectly through one or more intermediaries, Controls, is Controlled by, or is under Common Control with, any Person referred to in the preceding clauses
          (i) through (iv).

          Agreement - shall mean this First Amended and Restated Agreement of Limited Partnership, as originally executed and as hereafter amended, modified, supplemented or restated from time to time, as the context requires.

          Arbitration Rules - shall have the meaning set forth in Section 12.1 hereof.

          Articles  Supplementary  -  shall  mean  (i)  those  certain  Articles
          Supplementary executed by the General Partner and filed with the Department on July 1, 1996, as the same may be amended, modified, supplemented or replaced, and pursuant to which shares of the Series A Preferred Stock were and in the future may be issued, and (ii) any other Articles Supplementary or similar document executed by the General Partner and filed with the Department, pursuant to which any shares of Preferred Stock may in the future be issued, as the same may be amended, modified, supplemented or replaced.

          Assignee - shall mean a Person to whom one or more Partnership Units have been transferred, but who has not become a Substituted Limited Partner.

          Audited Financial Statements - shall mean financial statements (balance sheet, statement of income, statement of partners' equity and statement of cash flows) prepared in accordance with generally accepted accounting principles and accompanied by an independent auditor's report.

          Available Cash - shall mean, with respect to any fiscal period of the Partnership, the excess, if any, of "Receipts" or "Expenditures." For purposes hereof, the term "Receipts" means the sum of all cash receipts of the Partnership from all sources for such period, (x) including (i) Net Sale Proceeds and Net Financing Proceeds and (ii) any amounts held as reserves as of the last day of such period which the General Partner reasonably deems to be in excess of necessary reserves as determined below, and (y) excluding Capital Contributions. The term "Expenditures" means the sum of (a) all cash expenses of the Partnership for such period, (b) the amount of all payments of principal and interest on account of any indebtedness of the Partnership including payments of principal and interest on account of General Partner Loans, or amounts due on such indebtedness during such period, and (c) such additional cash reserves as of the last day of such period as the General Partner deems necessary for any capital or operating expenditure permitted hereunder, but excluding all amounts payable under the clauses (a), (b) and (c) above with the proceeds of Capital Contributions.

          Bankruptcy - shall mean, with respect to any Partner, (i) the commencement by such Partner of any proceeding seeking relief under any provision or chapter of the federal Bankruptcy Code or any other federal or state law relating to insolvency, bankruptcy or reorganization, (ii) an adjudication that such Partner is insolvent or bankrupt; (iii) the entry of an order for relief under the federal Bankruptcy Code with respect to such Partner, (iv) the filing of any such petition or the commencement of any such case or proceeding against such Partner, unless such petition and the case or proceeding initiated thereby are dismissed within ninety (90) days from the date of such filing, (v) the filing of an answer by such Partner admitting the allegations of any such petition, (vi) the appointment of a trustee, receiver or custodian for all or substantially all of the assets of such Partner unless such appointment is vacated or dismissed within ninety(90) days from the date of such appointment but not less than five (5) days before the proposed sale of any assets of such Partner, (vii) the insolvency of such Partner or the execution by such Partner of a general assignment for the benefit of creditors, (viii) the failure of such Partner to pay its debts as they mature, (ix) the levy, attachment, execution or other seizure of substantially all of the assets of such Partner where such seizure is not discharged within thirty (30) days thereafter, or (x) the admission by such Partner in writing of its inability to pay its debts as they mature or that it is generally not paying its debts as they become due.

          Beneficially  Own - shall  have the  meaning  set  forth  in  attached
          Exhibit I.

          Capital Account - shall mean, with respect to any Partner, the separate "book" account which the Partnership shall establish and maintain for such Partner in accordance with Section 704(b) of the Code and Section 1.704-1(b)(2)(iv) of the Regulations and such other provisions of Section 1.704-1(b) of the Regulations that must be complied with in order for the Capital Accounts to be determined in accordance with the provisions of said Regulations, In furtherance of the foregoing, the Capital Accounts shall be maintained in compliance with Section 1.704-1(b)(2)(iv) of the Regulations; and the provisions hereof shall be interpreted and applied in a manager consistent therewith. In the event that a Partnership Interest is transferred in accordance with the terms of this Agreement, the Capital Account, at the time of the transfer, of the transferor attributable to the transferred interest shall carry over to the transferee.

          Capital Contribution - shall mean, with respect to any Partner, the amount of money and the initial Gross Asset Value of any property other than money contributed to the Partnership with respect to the Partnership Interest held by such Partner (net of liabilities secured by such property that the Partnership is considered to assume or take subject to under Section 752 of the Code). Gross Asset Value shall be calculated as provided herein.

          Cash Amount - shall mean the amount of cash equal to the product of the Closing Price (calculated, in the case of the exercise of Rights, on the date on which the Exercise Notice if delivered to the General Partner) multiplied by the Common Stock Amount.

          Certificate - shall mean the Certificate of Limited Partnership establishing the Partnership, as filed with the office of the California Secretary of State, as it may be amended from time to time in accordance with the terms of this Agreement and the Act.

          Closing Price - on any date shall mean the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Common Stock is not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Common Stocks listed or admitted to trading or, if the Common Stock is not listed or admitted to trading on any national securities exchange, the last quoted price, or if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotations System or, if such system is no longer in use, the principal other automated quotations system that may then be in use or, if the Common Stock is not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Stock as such person is selected from time to time by the Board of Directors of the General Partner. In the event that the Common Stock Amount includes additional rights that a holder of shares of Common Stock would be entitled to receive and if the value of such additional rights is not included in the Closing Price, then the value of such additional rights shall be determined by the General Partner acting in good faith on the basis of such quotations and other information as it considers in its reasonable judgment appropriate, and such amount shall be added to the Closing Price.

          Code - shall mean the Internal Revenue Code of 1986, as amended.

          Common Stock - shall mean the shares of the Common Stock, par value $.0001 per share, of Essex Property Trust, Inc.

          Common Stock Amount - shall mean the number of shares of Common Stock equal to the product of the number of Partnership Units offered for conversion by an exercising Partner, multiplied by the Conversion Factor; provided, however, that in the event the General Partner issues to all holders of Common Stock rights, options, warrants or convertible or exchangeable securities entitling the shareholders to subscribe for or purchase additional Common Stock, or any other securities or property of the General Partner, the value of which is not included in the first sentence of the definition of Closing Price of the shares of Common Stock (collectively, "additional rights"), then the Common Stock Amount shall also include such additional rights that a holder of that number of shares of Common Stock would be entitled to receive.

          Common Tenancies - shall mean, collectively, the Pathways Common Tenancy and the Oak Pointe Common Tenancy.

          Completion of the Offering - shall mean the closing of the sale of Common Stock in the Offering, which was completed on June 13, 1994.

          Consent of the Limited Partners - means the written consent of a Majority-In-Interest of the Limited Partners, which consent shall be obtained prior to the taking of any action for which it is required by this Agreement and may be given or withheld by a Majority-In-Interest of the Limited Partners, unless otherwise expressly provided herein, in their sole and absolute discretion.

          Contributed Interests - shall mean, with respect to each Limited Partner, the undivided ownership interest in the Existing Properties contributed to the Partnership by such Limited Partner; the undivided ownership interests in the assets of the Existing Partnerships that are tenants-in-Common in the Common Tenancies; and the Partnership interests in the Washington Partnerships contributed to the Partnership by such Limited Partner, all as set forth opposite such Limited Partner's name on Exhibit B attached to the Original Agreement; provided that the term Contributed Interest shall not include the Plumtree Property or the Wharfside Property.

          Contributed Property - shall have the meaning set forth in the definition of Gross Asset Value.

          Contribution   Agreement  -  shall  mean  that  certain   Contribution
          Agreement entered into as of March 15, 1994 between the Partnership and the original Partners in the Partnership.

          Contribution Date - shall have the meaning set forth in Section 4.3(a) hereof.

          Control - shall mean the ability, whether by the direct or indirect ownership of shares or other equity interest, by contract or otherwise, to elect a majority of the directors of a corporation, to select the managing partner of a Partnership, or otherwise to select, or have the power to remove and then select, a majority of those persons exercising governing authority over an Entity. In the case of a limited partnership, the sole General Partner, all of the General Partners to the extent each has equal management control and authority, or the managing General Partner or managing General Partners thereof shall be deemed to have control of such Partnership and, in the case of a trust, any trustee thereof or any person having the right to select any such trustee shall be deemed to have control of such trust.

          Controlled Entity - shall mean, with respect to any Limited Partner or Person, any Entity which directly or indirectly Controls, is Controlled by, or is under Common Control with, such Limited Partner or Person.

          Conversion Factor - shall mean 1.0, provided that in the event that the General Partner (i) pays a dividend on its outstanding shares of Common Stock in shares of Common Stock or makes a distribution to all holders of its outstanding Common Stock in shares of Common Stock,
          (ii) subdivides its outstanding shares of Common Stock, or (iii) combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock, the Conversion Factor shall be adjusted by multiplying the Conversion Factor by a fraction, the number at or of which shall be the number of shares of Common Stock issued and outstanding on the record date for such dividend, distribution, subdivision or combination (assuming for such purposes that such dividend, distribution, subdivision or combination occurred as of such time), and the denominator of which shall be the actual number of shares of Common Stock (determined without the above assumption) issued and outstanding on the record date for such dividend, distribution, subdivision or combination. Any adjustment to the Conversion Factor shall become effective immediately after the record date for such event in the case of a dividend or distribution or the effective date in the case of a subdivision or combination.

          Current Per Share Market Price - on any date shall mean the average of the Closing Price for the five (5) consecutive Trading Days ending on such date.

          Demand  Notice - shall  have the  meaning  set forth in  Section  12.2 hereof.

          Departed Persons - shall mean those persons listed on Exhibit J attached to the Original Agreement.

          Department - shall mean the Maryland State Department of Assessments and Taxation.

          Depreciation - shall mean, with respect to any asset of the Partnership for any fiscal year or other period, the depreciation, depletion or amortization, as the case may be, allowed or allowable for Federal income tax purposes in respect of such asset for such fiscal year or other period; provided, however, that if there is a difference between the Gross Asset Value and the adjusted tax basis of such asset, Depreciation shall mean "book depreciation's, depletion or amortization" as determined under Section 1.704-1(b)(2)(iv)(g)(3) of the Regulations.

          Development Project - shall mean any vacant land intended for development for retail or multifamily residential uses; provided, however, that the term "Development Project" shall not include the Excluded Properties.

          Entity - shall mean any General Partnership, limited Partnership, limited liability company, limited liability Partnership, corporation, joint venture, trust, business trust, cooperative or association.

          ERISA - shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time (or any corresponding provisions of seceding laws).

          EWIP - shall mean Essex Washington Interest Partners, a California General Partnership, the sole Partners of which shall be the General Partner and the Partnership.

          Excluded Properties - shall mean those certain real properties listed on Exhibit H attached to the Original Agreement.

          Exercise Notice - shall have the meaning set forth in affected Exhibit I.

          Exercising  Partner - shall  have the  meaning  set forth in  attached
          Exhibit I.

          Existing Partnerships - shall mean those seventeen (17) Partnerships listed on Exhibit C attached to the Original Agreement.

          Existing Properties - shall mean those certain 12 multifamily residential properties and 6 commercial properties owned entirely by the Existing Partnerships immediately prior to the Completion of the Offering, the ground lessee's interest in that certain Property Commonly known as 777 California Avenue, Palo Alto, California, and an approximate 69.3% tenancy-in-Common interest in that certain property Commonly known as the Pathways Apartments, Long Beach, California.

          General Partner - shall mean Essex Property Trust, Inc., a Maryland corporation, its duly admitted successors and assigns and any other Person who is a General Partner of the Partnership at the time of reference thereto.

          Gross Asset Value - shall mean, with respect to any asset of the Partnership, such asset's adjusted basis for Federal income tax purposes, except as follows:

               1. the initial Gross Asset Value of (i) in the case of the assets contributed by each Limited Partner to the Partnership as of the Completion of the Offering, the value of such assets at the time of such contribution as was established pursuant to the Original Agreement, and (ii) in the case of any other asset thereafter contributed by a Partner (other than money) ("Contributed Property"), the fair market value of such Contributed Property as reasonably determined by the General Partner using such reasonable method of valuation as the General Partner may adopt; provided, however, that the fair market value of any Contributed Property contributed by the General Partner shall be the Acquisition Cost of such Contributed Property;

               2. if the General Partner reasonably determines that an adjustment is necessary or appropriate to reflect the relative economic interest of the Partners, the Gross Asset Values of all Partnership assets shall be adjusted to equal their respective gross fair market values, as reasonably determined by the General Partner, as of the following times:

                    a) a Capital Contribution (other than a de minimis Capital Contribution) to the Partnership by the General Partner or a new or existing Limited Partner as consideration for Partnership Units;

                    b) the  distribution by the Partnership to a Partner of more
                    than  a  de  minimis  amount  of  Partnership   Property  as
                    consideration for the redemption of Partnership Units; and

                    c) the liquidation of the Partnership  within the meaning of
                    Section 1.704-1(b)(2)(ii)(g) of the Regulations;

               3. the Gross Asset Values of Partnership assets distributed to any Partner shall be the gross fair market values of such assets (taking Section 7701(g) of the Code into account) as reasonably determined by the General Partner as of the date of distribution; and

               4. the Gross Asset Values of Partnership assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Section 734(b) or 743(b) of the code, but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Section 1.704-1(b)(2)(iv)(m) of the Regulations (see attached Exhibit E); provided, however, that Gross Asset Values shall not be adjusted pursuant to this paragraph to the extent that the General Partner reasonably determines that an adjustment pursuant to paragraph (b) above is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this paragraph(d).

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

          Gross Offering Proceeds - shall mean the amount equal to the product of the Initial Price of the Common Stock multiplied by the number of shares of Common Stock outstanding as of the Completion of the Offering.

          Hart-Scott   Act  -  shall   mean  the   Hart-Scott-Rodino   Antitrust
          Improvements Act of 1976, as amended.

          Headquarters Building - shall mean that certain multi-tenant office building Commonly known as 777 California Avenue, Palo Alto, California, and any other building that serves as the successor corporate headquarters of the General Partner.

          Immediate Family - shall mean, with respect to any Person, such Person's spouse, parent, parents-in-law, descendants, nephews, nieces, brothers, sister, brothers-in-law, sisters-in-law and children-in-law.

          Initial Offering Expenses - shall mean (i) costs and expenses incurred prior to, at or substantially concurrent with the Completion of the Offering relating to the formation of the General Partner, including taxes, fees and assessments associated therewith, and (ii) costs and expenses incurred prior to, at or substantially concurrent with the completion of the Offering relating to any offer or registration of securities by the General Partner and all statements, reports, fees and expenses incidental thereto, including underwriting discounts and selling commissions applicable to any such offer of securities.

          Initial Price of the Common Stock - shall mean the initial public offering price of the Common Stock.

          Insider Limited Partners - shall mean those certain Limited Partners identified on Schedule 4 attached to the Original Agreement.

          Investment Entities - shall have the meaning set forth in Section 7.5 hereof.

          Lien - shall mean any liens, security interest, mortgages, deeds of trust, charges, claims, encumbrances, pledges, options, rights of first offer or first refusal and any other rights or interest of others of any kind or nature, actual or contingent, or other similar encumbrances of any nature whatsoever.

          Limited Partner Representative - shall mean the Limited Partner that is selected by a Majority-in-Interest of the Limited Partners from time to time to act as the Limited Partner Representative hereunder. The initial Limited Partner Representative shall be Keith R. Guericke. All obligations of the General Partner or the Partnership set forth herein to deliver documents and other items to the Limited Partners shall be deemed satisfied if such documents and other items are delivered to the Limited Partner Representative.

          Limited Partners - shall mean those Persons listed under the heading "Limited Partners" on the signature page hereto in their respective capacities as limited partners of the Partnership, their permitted successors or assigns as a limited partner hereof, or any Person who, at the time of reference thereto, is a limited partner of the Partnership.

          Liquidating Event - shall have the meaning set forth in Section 8.1 hereof.

          Liquidating Trustee - shall mean such Person as is selected as the Liquidating Trustee hereunder by the General Partner, which Person may include an Affiliate of the General Partner, provided such Liquidating Trustee agrees in writing to be bound by the terms of this Agreement. The Liquidating Trustee shall be empowered to give and receive notices reports and payments in connection with the dissolution liquidation and/or winding-up of the Partnership and shall hold and exercise such other rights and powers as are necessary or required to permit all parties to deal with the Liquidating Trustee in connection with the dissolution, liquidation and/or winding-up of the Partnership.

          M&M - shall mean The Marcus & Millichap Company, a California corporation.

          M&M Option Agreement - shall mean that certain agreement entered into between M&M, M&M REIBC and the General Partner pursuant to which M&M obtained at the Completing of the Offering certain options to purchase Common Stock and M&M REIBC provides certain transaction and trend information to the General Partner.

          M&M REIBC - shall mean Marcus & Millichap Real Estate Investment Brokerage Company, a California corporation.

          Major Decisions - shall have the meaning set forth in Section 7.3 hereof.

          Majority-In-Interest of the Limited Partners - shall mean Limited Partner(s) who hold in the aggregate more than fifty percent (50%) of the Percentage Interests then allocable to an held by the Limited Partners, as a class.

          Minimum Gain Attributable to Partner Nonrecourse Debt - shall mean "Partner nonrecourse debt minimum gain" as determined in accordance with Regulation Section 1.704-2(i)(2).

          Net Financing Proceeds - shall mean the cash proceeds received by the Partnership in connection with any borrowing or refinancing of borrowing by or on behalf of the Partnership (whether or not secured), after deduction of all costs and expenses incurred by the Partnership in connection with such borrowing, and after deduction of that portion of such proceeds used to repay any other indebtedness of the Partnership, or any interest or premium thereon.

          Net Income or Net Loss - shall mean, for each fiscal year or other applicable period, an amount equal to the Partnership's net income or loss for such year or period as determined for federal income tax purposes by the Accountants, determined in accordance with Section 703(a) of the code (for this purpose, all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) of the Code shall be included in taxable income or loss), with the following adjustments: (a) by including as an item or gross income any tax exempt income received by the Partnership; (b) by treating as a deductible expense any expenditure of the Partnership described in
          Section 705(a)(2)(B) of the Code (including amounts paid or incurred to organize the Partnership (unless an election is made pursuant to Code Section 709(b)) or to promote the sale of interests in the Partnership and by treating deduction for any losses incurred in connection with the sale or exchange of Partnership property disallowed pursuant to Section 267(a)(1) or Section 707(b) of the Code as expenditures described in Section 705(a)(2)(B)of the Code); (c) in lieu of depreciation, depletion, amortization, and other recovery deductions taken into account in computing total income or loss, there shall be taken into account Depreciation; (d) gain or loss resulting from any disposition of Partnership property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of such property rather than its adjusted tax basis; and (e) in the event of an adjustment of the Gross Asset Value of any Partnership asset which requires that the Capital Accounts of the Partnership be adjusted pursuant to Regulation
          Section 1.704-1(b)(2)(v)(e), (f) and (m), the amount of such adjustment is to be taken into account as additional Net Income or Net loss pursuant to attached Exhibit E.

          Net Sale Proceeds - means the cash proceeds received by the Partnership in connection with a sale of any asset by or on behalf of the Partnership after deduction of any costs or expenses incurred by the Partnership, or payable specifically out of the proceeds of such sale (including, without limitation, any repayment of any indebtedness required to be repaid as a result of such sale or which the General Partner elects to repay out of the proceeds of such sale, together with accrued interest and premium, if any, thereon and any sales commissions or other costs and expenses due and payable to any Person in connection with a sale, including to a Partner or its Affiliates).

          New Securities - shall have the meaning set forth in Section 4.3(c).

          Non-Insider Limited Partner - shall mean all of the Limited Partners other than the Insider Limited Partners.

          Nonrecourse Deductions - shall have the meaning set forth in Sections 1.704-2(b)(1) and (c) of the Regulations.

          Nonrecourse Liabilities - shall have the meaning set forth in Section 1.704-2(b)(3) of the Regulations.

          Oak Pointe Common Tenancy - shall mean the owner of that certain improved real property located in Pacifica, California, and commonly known as Oak Pointe Apartments.

          Offering - shall have the meaning set forth in the Registration Statement.

          Officer - of the General Partner shall mean each person who holds the position of President, Chief Executive Officer, any Vice President, Treasurer, Chief Financial Officer or Corporate Secretary and who is also a Limited Partner, except that, as to any Person that is not the holder of any of the foregoing positions as of the Completion of the Offering, the General Partner may determine in its discretion upon the bestowing of such a position on such Person that such Person shall not be deemed an Officer for the purposes of this Agreement.

          Option - shall mean an option to purchase Common Stock granted under any Stock Incentive Plan or under the M&M Option Agreement.

          Original Agreement - shall mean that certain Agreement of Limited Partnership of the Partnership dated as of March 15, 1994, as amended by that certain First Amendment to Agreement of Limited Partnership dated as of April 15, 1994.

          Ownership Limit - shall have the meaning set forth in attached Exhibit I.

          Partner  Nonrecourse  Deductions - shall have the meaning set forth in
          Section 1.704-2(i)(2) of the Regulations.

          Partners - shall mean the General Partner and the Limited Partners, their duly admitted successors or assigns or any Person who is a Partner of the Partnership at the time of reference thereto.

          Partnership - shall mean the limited partnership formed pursuant to the Original Agreement and hereby constituted, as such limited partnership may from time to time be constituted.

          Partnership Interest - shall mean the ownership interest of a Partner in the Partnership from time to time, including each Partner's Percentage Interest and such Partner's Capital Account. Wherever in this Agreement reference is made to a particular Partner's Partnership Interest, it shall be deemed to refer to such Partner's Percentage Interest and shall include the proportionate amount of such Partner's other interests in the Partnership which are attributable to or based upon the Partner's Partnership Interest. A Partnership Interest may be expressed as a number of Partnership Units.

          Partnership Minimum Gain - shall have the meaning set forth in Section 1.704-2(b)(2) of the Regulations.

          Partnership Unit - shall mean a fractional, undivided share of the Partnership Interest of all Partners issued pursuant to the terms of this Agreement. As of the date of this Agreement there shall be considered to be 15,458,266 Partnership Units outstanding with each Partnership Unit representing an approximate .00001% Percentage Interest in the Partnership. The allocation of Partnership Units to each Partner as of the date hereof is as set forth on attached Exhibit A.

          Pathways Common Tenancy - shall mean the owner of that certain improved real property located in Long Beach, California, and commonly known as Pathways Apartments.

          Percentage Interest - shall mean, with respect to any Partner, the undivided percentage ownership interest of such Partner in the Partnership, as determined by dividing the number of Partnership Units owned by such Partner by the total number of Partnership Units then outstanding.

          Person - shall mean any individual or Entity.

          Plumtree Property - shall mean that certain improved real property located in Santa Clara, California, and Commonly known as the Plumtree Apartments.

          Preferred Interest - shall mean the interest in the Partnership received by the General Partner in exchange for additional Capital Contributions made by the General Partner in connection with the issuance of shares of Preferred Stock, as and when issued, which Preferred Interest includes and shall include the right to receive preferential distributions and certain other rights as set forth in this Agreement.

          Preferred Stock - shall mean the Series A Preferred Stock and any other Preferred Stock of the General Partner as described in the applicable Articles Supplementary.

          Property or Properties - shall mean any real property in which the Partnership, directly or indirectly, acquires ownership of a fee or leasehold interest.

          Property  Manager  -  shall  mean  Essex  Management  Corporation,   a
          California corporation.

          Prospectus - shall have the meaning set forth in the Underwriting Agreement.

          Purchase Price - shall mean the consideration payable for the Offered Interests (as defined on Exhibit I attached hereto) pursuant to paragraph 6 of Exhibit I attached hereto.

          Qualified  Individual  - shall have the  meaning  set forth in Section
          12.2 hereof.

          Redemption Distribution - shall have the meaning set forth in Section 6.2(c) hereof.

          Registration Statement - shall have the meaning set forth in the Underwriting Agreement.

          Regulations - shall mean the final, temporary or proposed Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

          Regulatory Allocations - shall have the meaning set forth in attached Exhibit E.

          REIT - shall mean a real estate investment trust as defined in Section 856 of the Code.

          REIT Expenses - shall mean (i) costs and expenses incurred subsequent to the Completion of the Offering relating to the formation and continuity of existence of the General Partner and its subsidiaries (which subsidiaries shall, for purposes of this definition, be included within the definition of General Partner), including taxes, fees and assessments associated therewith, and any and all costs, expenses or fees payable to any director or trustee of the General Partner or such subsidiaries, (ii) costs and expenses associated with the preparation and filing of any periodic reports by the General Partner under federal, state or local laws or regulations, including filings with the SEC, (iii) costs and expenses associated with compliance by the General Partner with laws, rules and regulations promulgated by any regulatory body, including the SEC, and (iv) all other operating or administrative costs of the General Partner incurred in the ordinary course of its business on behalf of the Partnership.

          REIT Requirements - shall have the meaning set forth in Section 6.2 hereof.

          Requesting Party - shall have the meaning set forth in Section 12.2 hereof.

          Responding Party - shall have the meaning set forth in Section 12.2 hereof.

          Restricted Period - shall mean, with respect to Keith R. Guericke, the period of time during which Keith R. Guericke is president or chief executive officer of the General Partner or such longer period specified in an employment or non-competition agreement between Keith
          R. Guericke and the General Partner; and shall mean, with respect to George M. Marcus, the period during which George M. Marcus is chairman of the board of directors of the General Partner or such longer period specified in a non-competition agreement between George M. Marcus and the General Partner.

          Rights - shall have the meaning set forth in Section 11.1 hereof.

          SEC - shall mean the United State Securities and Exchange Commission.

          Securities Act - shall mean the Securities Act of 1933, as amended.

          Series  A  Preferred  Stock - shall  mean the  Preferred  Stock of the
          General   Partner   described   in  Article   FIRST  of  the  Articles
          Supplementary filed with the Department on July 1, 1994.

          Stock Incentive Plans - shall have the meaning set forth in the Prospectus, along with any other employee or non-employee stock incentive, phantom unit or option plans adopted by the Company, and any amendments or amendment and restatements thereof.

          Substituted Limited Partner - shall mean a "substituted limited partner" as such term is defined in Section 15519 of the Act.

          Tax Items - shall have the meaning set forth in attached Exhibit E.

          Termination  Transaction - shall have the meaning set forth in Section
          9.1 (b) hereof.

          Third Arbitrator - shall have the meaning set forth in Section 12.2 hereof.

          Trading Day - shall mean a day on which the principal national securities exchange on which the Common Stock is listed or admitted to trading is open for the transaction of business or, if the Common Stock is not listed or admitted to trading on any national securities exchange, shall mean any day other than a Saturday, a Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

          Transaction  Expense - shall have the  meaning  set forth in  attached
          Exhibit I.

          Transfer - as a noun, shall mean any sale, assignment, conveyance, pledge, hypothecation, gift, encumbrance or other transfer (including any transfer by operating of law or by merger or consolidation), and, as a verb, shall mean to sell, assign (including by operating of law or by merger or consolidation), convey, pledge, hypothecate, give, encumber or otherwise transfer.

          Underwriters - shall have the meaning set forth in the Registration Statement.

          Underwriting Agreement - shall mean that certain Purchase Agreement dated June 6, 1994, among the General Partner, the Partnership and the representative of the several underwriters named in Schedule I thereto.

          Washington Partnership Interests - shall mean a one percent (1%) limited partnership interest in each of the Washington Partnerships contributed to EWIP by the Partnership.

          Washington   Partnerships   -  shall  mean  those  two  (2)   Existing
          Partnerships listed on Exhibit G attached to the Original Agreement.

          Wharfside Property - shall mean that certain improved real property located in Seattle, Washington, and commonly known as Wharfside Pointe Apartments.

          1.2 Exhibit, Etc. - References to "Exhibit" or to a "Schedule" are, unless otherwise specified, to one of the Exhibits or Schedules attached to this Agreement, and references to any "Article" or a "Section" are, unless otherwise specified, to one of the Articles or Sections of this Agreement. Each Exhibit and Schedule attached hereto and referred to herein is hereby incorporated herein by reference.


                                   ARTICLE II
                                  ORGANIZATION

     2.1 Continuation of the Partnership. The parties hereto do hereby continue the Partnership, subject to the terms and conditions hereinafter set forth. The Partners agree that the rights and liabilities of the Partners shall be as provided in the Act except as otherwise herein expressly provided. The General Partner executed the Certificate and filed it with the Office of the Secretary of State of the State of California in connection with the formation of the Partnership. A certified copy of the amendment to the Certificate shall be filed for record in each county in which the Partnership shall own real property or an interest therein, and the General Partner shall cause such other notice, instrument, document or certificate as may be required by applicable law, and which may be necessary to enable the Partnership to conduct its business and to own the Properties under the Partnership name, to be filed or recorded in all appropriate public offices. The General Partner shall execute and file with the Office of the Secretary of State of the State of California any amendments to the certificate required by law. A certified copy of each such amendment shall be filed by the General Partner for record in each county in which a copy of the Certificate has been filed for record.

     2.2 Name. The business of the Partnership shall be conducted under the name of Essex Portfolio, L.P. or such other name as the General Partner may select, and all transactions of the Partnership, to the extent permitted by applicable law, shall be carried on and completed in such name.

     2.3 Character of Business. The purpose of the Partnership shall be to acquire, hold, own, develop, redevelop, construct, finance, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with Properties and ownership interests therein; to acquire, hold, own, develop, redevelop, construct, finance, improve, maintain, operate, manage, sell, provide seller financing, lease, transfer, encumber, convey, exchange, lend money, and otherwise dispose of or deal with real and personal property of all kinds, whether owned by the Partnership or otherwise; to be a Partner in and to exercise all of the powers of a Partner in other partnerships; subject to compliance with the REIT Requirements, to be a member in and to exercise all of the powers of a member in a limited liability company; to be a shareholder in a corporation, including, without limitation, the Property Manager (provided that the Partnership shall not have more than a ten percent (10%) voting interest in the Property Manager or any other corporation structured similarly thereto); and to undertake such other activities as may be necessary, advisable, desirable or convenient to the business of the Partnership, and to engage in such other ancillary activities as shall be necessary or desirable to effectuate the foregoing purposes. The Partnership shall have all powers necessary or desirable to accomplish the purposes enumerated. In connection with the foregoing, but subject to all of the terms, covenants, conditions and limitations contained in this Agreement and any other agreement entered into by the Partnership, the Partnership shall have full power and authority, directly or through its interest in EWIP, any of the other Investment Entities, the Washington Partnerships, the Property Manager or the Pathways Common Tenancy, to enter into, perform and carry out contracts of any kind, to borrow money and to issue evidences of indebtedness, whether or not secured by mortgage, trust deed, pledge or other lien, and, directly or indirectly, to acquire and construct additional Properties necessary or useful in connection with its business, an to lend money secured by additional Properties and other real and personal property.

     2.4 Location of the Principal Place of Business. The location of the principal place of business of the Partnership shall be at 777 California Avenue, Palo Alto, California 94304, or such other location as shall be selected from time to time by the General Partner in its sole discretion.

     2.5 Agent for Service of Process. The Partnership hereby appoints Jordan Ritter, Esq., whose address is 777 California Avenue, Palo Alto, California 94304, or such other location as shall be selected from time to time by the General Partner in its sole discretion.

     2.6 Certificates of Ownership. Each Partner's Partnership Units shall be evidenced by one or more registered certificates of ownership, which certificates shall be executed by the General Partner. Such certificates shall contain a legend evidencing the restrictions on transfer of the Partnership Units, which legend shall be substantially similar to the legend contained on the cover page of this Agreement.

                                   ARTICLE III
                                      TERM


     3.1  Commencement.   The  Partnership   commenced  business  as  a  limited
Partnership upon the filing of the Certificate of Limited Partnership with the Secretary of State of the state of California, on March 15, 1994.

     3.2 Termination. The Partnership shall continue until December 31, 2054, unless it is dissolved and wound up sooner pursuant to the provisions of Section
5.1 or Article VIII hereof or otherwise as provided by law.

                                   ARTICLE IV
                            CONTRIBUTIONS TO CAPITAL


     4.1 General Partner Capital Contribution. Concurrent with the completion of the Offering, the General Partner contributed to the Partnership as its initial contribution to the capital of the Partnership an amount equal to the difference between the Gross Offering Proceeds and the Initial Offering Expenses. Subsequent to the Completion of the Offering, as of the date hereof, the General Partner has contributed as additional Capital Contributions (a) an amount equal to the net proceeds from the issuance's of shares of Series A Preferred Stock, and (b) the net proceeds from public, underwritten offerings of Common Stock completed subsequent to the Offering.

     4.2 Limited Partner Capital Contributions. Prior to or concurrent with the completion of the Offering, each Limited Partner contributed, or caused to be contributed, as its initial Capital Contribution to the capital of the Partnership, all of such Limited Partner's right, title and interest in the Purchase Contracts, the Contributed Interests and the Plumtree Property.

     4.3 Issuance's of Additional Partnership Interests.

          (a) Without the consent of any Limited Partner, but subject to the terms of Section 9.3 below, the General Partner may from time to time, upon its determination that the issuance of additional Partnership Units ("Additional Units") is in the best interests of the Partnership and upon not less than fifteen (15) days' prior written notice to the Limited Partner Representative (provided that prior notice shall not be required if the Limited Partners collectively own less than five percent (5%) of the Partnership Units at the time of such issuance), cause the Partnership to issue to the Partners (including the General Partner) or other Persons Additional Units or other Partnership Interests in one or more classes, or one or more series of any of such classes, with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the General Partner shall determine, including, without limitation, rights, powers and duties as the General Partner shall determine, including, without limitation, rights, powers and duties senior to the Limited Partner's Partnership Interests, and, if necessary, admit any such other Person as an additional Limited Partner ("Additional Limited Partner") (in accordance with Section 4.6 hereof), in exchange for the Capital Contribution by such Partner or Person of cash and/or property. Without limiting the provisions of this Article IV, the General Partner is expressly authorized to cause the Partnership to issue Additional Units for less than fair market value, so long as the General Partner concludes in good faith that such issuance is in the best interests of the Partnership. In the event that Additional Units are issued by the Partnership pursuant to this Section 4.3(a):

               (i) the Percentage Interest of the Person to whom the Additional Units are being issued shall be equal to a fraction, the number at or of which is equal to the number of Partnership Units issued to such Person as of the date of contribution to the Partnership (the "Contribution Date") and the denominator of which is equal to the total number of issued and outstanding Partnership Units on the Contribution Date (including the Partnership Units issued to such Person); and

               (ii) the Percentage Interests of each Partner other than the Person to whom Additional Units are being issued shall be adjusted, as of the Contribution Date, such that the Percentage Interest of each such Partner shall be equal to a fraction, the numerator of which is equal to the number of Partnership Units owned by such Partner and the denominator of which is the total number of Partnership units specified in the denominator of the fraction described in subparagraph (i) of this Section 4.3(a).

               As soon as reasonably practicable following the issuance of Additional Units, the General Partner shall provide written notice to each of the Limited Partners informing the Limited Partners of the number of Additional Units issued and the identity of the issuee.

          (b) The General Partner may not cause the Partnership to issue Additional Units or other Partnership Interests to itself unless either:

               (i) (A) the Additional Units or additional Partnership Interests are issued in connection with an issuance of shares of the capital stock of the General Partner (including shares of Common Stock issued by the General Partner to the Partnership to satisfy the Partnerships redemption obligations under Article XI hereof), which shares have designations, preferences and other rights, all such that the economic interests are substantially similar to the designations, preferences and other rights of the Additional Units or additional Partnership Interests issued to the General Partner in accordance with Section 4.3(a) hereof, and (B) except for shares of Common Stock issued by the General Partner to the Partnership to satisfy the Partnership's redemption obligation under Article XI hereof, the General Partner shall make a Capital Contribution to the Partnership in an amount equal to the net proceeds raised in connection with the issuance of such shares of the General Partner; or

               (ii) the Additional units or Additional Partnership Interest are issued to all Partners PRO RATA in accordance with their respective Percentage Interests.

          (c) After the date hereof, the General Partner shall not issue any additional shares of Common Stock (other than shares of Common Stock issued pursuant to Article XI hereof), rights, options, warrants or convertible or exchangeable securities containing the right to subscribe for or purchase shares of Common Stock (collectively, "New Securities") other than to all holders of the shares of Common Stock unless (i) the General Partner shall cause the Partnership to issue to the General Partner Partnership Interests or rights, options warrants or other rights, all such that the economic interests are substantially similar to those of the New Securities, and (ii) the General Partner contributes the proceeds, if any (subject to actual or deemed reimbursement of any expenses, including underwriting discount commission or fees by the Partnership to the General Partner pursuant to Section 7.1 hereof) from the issuance of such New Securities and from the exercise of rights contained in such New Securities to the Partnership. Without limiting the foregoing, the General Partner is expressly authorized to issue New Securities for less than fair market value (so long as the General Partner concludes in good faith that such issuance is in the best interests of the Partnership) and to cause the Partnership to issue to the General Partner corresponding Partnership Interests.

          (d) Notwithstanding anything contained herein to the contrary, the liability of the Limited Partners shall be limited to the aggregate amount of any capital contributions made by the Limited Partners pursuant to this Agreement. Except to the extent that additional capital contributions are unanimously approved by the Partners, the Limited Partners shall have no personal liability to contribute or lend money to, or in respect of, the liabilities or the obligations of the Partnership.

     4.4 Options. If at any time or from time to time Options granted in connection with either any Stock Incentive Plan or the M&M Option Agreement are exercised in accordance with the terms of such Stock Incentive Plans or the M&M Option Agreement or Common Stock is issued pursuant to any stock purchase plan, dividend reinvestment plan or open enrollment plan adopted by the General Partner (as the case may be):

          (a) the General Partner shall, on or about the last business day of each calendar year, contribute to the capital of the Partnership an amount equal to the exercise price paid during such year to the General Partner by such exercising party in connection with the exercise of the Option or the purchase price of the Common Stock issued pursuant to such stock purchase plan or dividend reinvestment plan;

          (b) the General Partner shall be issued Additional Units equal to the number of shares of Common Stock delivered by the General Partner to such exercising party or purchaser;

          (c) the General Partner shall be deemed to have made an additional Capital Contribution, in an amount equal to the Current Per Share Market Price (as of the Trading Date immediately preceding the date on which the exercise price or purchase price (as the case may be) is contributed to the capital of the Partnership) multiplied by the number of shares of Common Stock delivered by the General Partner to such exercising party or purchaser; and;

          (d) the Percentage Interest of the Partners shall be adjusted in the manner set forth in Section 4.3(a) above.

     4.5 Contribution of Proceeds of Issuance of Shares of Common Stock. In connection with the issuance of shares of Common Stock pursuant to Section 4.3 hereof, the General Partner shall make a Capital Contribution to the Partnership of the proceeds raised in connection with such issuance, provided that if the proceeds actually received by the General Partner are less than the gross proceeds of such issuance as a result of any underwriter's discount, commission or fee or other expenses paid or incurred in connection with such issuance, provided that if the proceeds actually received by the General Partner are less that the gross proceeds of such issuance as a result of any underwriter's discount, commission or fee or other expenses paid or incurred in connection with such issuance, then the General Partner shall be deemed to have made a Capital Contribution to the Partnership in the amount of the gross proceeds of such issuance and the Partnership shall be deemed simultaneously to have reimbursed the General Partner pursuant to Section 7.1 hereof for the amount of such underwriter's discount, commission or fee or other expenses. A redemption of a Partnership Unit, whether by the Partnership or the General Partner, shall not constitute an issuance of shares of Common Stock for purposes of this
Section 4.5.

     4.6 Admission of Additional Limited Partners.

          (a) After the date hereof, a Person who makes a Capital Contribution to the Partnership in accordance with this Agreement shall be admitted to the Partnership as an Additional Limited Partner only upon furnishing to the General Partner (i) a written agreement in form satisfactory to the General Partner accepting all of the terms and conditions of this Agreement and (ii) such other documents or instruments as may be required in the discretion of the General Partner in order to effect such Person's admission as an Additional Limited Partner.

          (b) No Person shall be admitted as an Additional Limited Partner without the consent of the General Partner, which consent may be given or withheld in the General Partner's sole and absolute discretion for any or no reason. The admission of any Person as an Additional Limited Partner shall become effective on the date upon which the name of such person is recorded on the books and records of the Partnership, following the consent of the General Partner to such admission.

          (c) If an Additional Limited Partner is admitted to the Partnership on any day other than the first day of a Fiscal Year, then Net Income, Net Losses, each item thereof and all other items allocable among Partners and Assignees for such Fiscal Year shall be allocated among such Additional Limited Partner and all other Partners and Assignees by taking into account their varying interests during the Fiscal year in accordance with Section 706(d) of the Code, using any permissible method selected by the General Partner. Solely for purposes of making such allocations, each of such items for the calendar month in which an admission of any Additional Limited Partner occurs shall be allocated among all Partners and Assignees including such Additional Limited Partner.

          (d) The General Partner shall be authorized on behalf of each of the Partners to amend this Agreement to reflect the admission of any Additional Limited Partner or any increase in the Percentage Interests of any Partner and the corresponding reduction of the Percentage Interests of the other Partners in accordance with the provision of
          Section 4.3 hereof and this section 4.6, and the General Partner shall as soon as practicable thereafter deliver a copy of such amendment to each Limited Partner. Notwithstanding anything contained herein to the contrary, an Additional Limited Partner that acquires Additional Units pursuant to Section 4.3 hereof and this Section 4.6 shall not acquire any interest in, and may not exercise or otherwise participate in, any Rights pursuant to Article XI and attached Exhibit I. At the sole election of the General Partner, such Additional Limited Partner may be provided with conversion rights similar to the Rights (with such modifications to the same as the General Partner shall require), provided that any such rights shall provide that, upon the exercise of any such rights by such Additional Limited Partner, at the option of the General Partner, the Partnership may redeem for the Cash Amount any Partnership Units for which conversion is requested (provided that, for such purposes, the Cash Amount shall be determined based on the average of the Closing Prices for the ten (10) trading days immediately prior to the date on which such rights are exercised by such Additional Limited Partner). The General Partner shall notify the Limited Partners of such acquisition of Rights as soon as reasonably practicable after the occurrence thereof.

     4.7 No Third Party Beneficiary. No creditor or other third party having dealings with the Partnership shall have the right to enforce the right or obligation of any Partner to make Capital Contributions or to pursue any other right or remedy hereunder or at law or in equity, it being understood and agreed that the provisions of this Agreement shall be solely for the benefit of, and may be enforced solely by, the Partners and their respective successors and assigns. None of the rights or obligations of the Partners herein set forth to make Capital Contributions to the Partnership shall be deemed an asset of the Partnership for any purpose by any creditor or other third party, nor may such rights or obligations be sold, transferred or assigned by the Partnership or pledged or encumbered by the Partnership to secure any debt or other obligation of the Partnership or of any of the Partners.

     4.8 No Interest; No Return. No Partner shall be entitled on its Capital Contribution or on such Partner's Capital Account. Except as provided herein or by law, no Partner shall have any right to demand or receive the return of its Capital Contribution from the Partnership.

                                    ARTICLE V

                             [INTENTIONALLY OMITTED]

                                   ARTICLE VI
                ALLOCATIONS AND OTHER TAX AND ACCOUNTING MATTERS


     6.1 Allocations. Net Income, Net Loss and/or other Partnership items shall be allocated pursuant to the provisions of attached Exhibit E.

     6.2 Distributions. The General Partner shall cause the Partnership to distribute all or a portion of Available Cash to the Partners from time to time as determined by the General Partner, but in any event not less frequently than quarterly in such amounts as the General Partner shall determine; provided, however, that notwithstanding the foregoing, the General Partner shall determine; provided, however, that notwithstanding the foregoing, the General Partner shall use its best efforts to cause the Partnership to distribute sufficient amounts to enable the General Partner to pay shareholder dividends that will (1) satisfy the requirements for qualifying as a REIT under the Code and Regulations ("REIT Requirements"), and (2) avoid any federal income or excise tax liability of the General Partner; and provided further, that all such distribution shall be made in accordance with the provisions of this Section 6.2.

          (a) Distributions shall be made in accordance with the following order of priority:

               (i) First, to the General Partner, on account of the Preferred Interest, until the total amount of distributions made pursuant to this subparagraph (i) equal the total amount of accrued but unpaid dividends (if any) on the Series A Preferred Stock (or any other Preferred Stock) as of the date of such distribution; and

               (ii) Next, to the Partners, PRO RATA in accordance with the Partners' then Percentage Interests.

               Neither the Partnership nor the Limited Partners shall have any obligation to see that any funds distributed to the General Partner pursuant to subparagraph (a)(i) of this Section 6.2 are in turn used by the General Partner to pay dividends on the Series A Preferred Stock (or any other Preferred Stock) or that any funds distributed to the General Partner pursuant to subparagraph (a)(ii) of this Section 6.2 are in turn used by the General Partner to pay dividends on the Common Stock or for any other purpose.

          (b) Upon the receipt by the General Partner of each Exercise Notice pursuant to which one or more Limited Partners exercise Rights in accordance with the provisions of article XI hereof, the General Partner shall, unless the General Partner is required or elects only to issue Common Stock to such exercising Limited Partners , cause the Partnership to distribute to the Partners all or a portion of Available Cash, which distribution shall be made prior to the closing of the purchase and sale of the offered Interest specified in such
          Exercise Notice, and which distribution shall be made in accordance with subparagraph (a) of this section 6.2 Notwithstanding the foregoing, the General Partner shall have the right in its sole discretion to delay the actual distribution of Available Cash to the Partners required by this Section 6.2(b) until the next scheduled distribution of Available Cash.

          (c) Notwithstanding the foregoing, the General Partner may, in its sole discretion, at any time when any Series A Preferred Stock (or other Preferred Stock) outstanding, make a special distribution to itself, alone, on account of the Preferred Interest, for the sole purpose of, and in an amount no greater than such amount as will be used by the General Partner for, redemption of all or any portion of the outstanding Series A Preferred Stock (or other Preferred Stock)(any such distribution shall be referred to as a "Redemption Distribution"). There shall be no adjustment of the Percentage Interests of the Partners on account of any Redemption Distribution.

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

     6.4 Books of Account. At all times during the continuance of the Partnership, the General Partner shall maintain or cause to be maintained full, true, complete and correct books of account in accordance with Generally accepted accounting principles wherein shall be entered particulars of all moneys, goods or effects belonging to or owing to or by the Partnership, or paid, received, sold or purchased in the course of the Partnership's business, and all of such other transactions, matters and things relating to the business of the Partnership as are usually entered in books of account kept by persons engaged in a business of a like kind and character. In addition, the Partnership shall keep all records as required to be kept pursuant to the Act. The Partner shall at all reasonable times have access to such books and records and the right to inspect the same.

     6.5 Reports. The General Partner shall cause to be submitted to the limited Partners promptly upon receipt of the same from the Accountants and in no event later than April 1 of each year, copies of Audited Financial Statements prepared on a consolidated basis for the Partnership, EWIP and any of the other Investment Entities, the Washington Partnerships, and the Property Manager as well as any other Entities that the General Partner deems appropriate to consolidate with the foregoing, together with the reports thereon, and all supplementary schedules and information, prepared by the Accountants. The Partnership shall also cause to be prepared such reports and/or information as are necessary for the General Partner to determine its qualifications as a REIT and its compliance with REIT Requirements.

     6.6 Audits. Not less frequently than annually, the books and records of the Partnership shall be audited by the Accountants.

     6.7 Tax Elections and Returns. All elections required or permitted to be made by the Partnership under any applicable tax law shall be made by the General Partner in its sole discretion; provided, however, the General Partner shall, if requested by a transferee, file an election on behalf of the Partnership pursuant to Section 754 of the Code to adjust the basis of the Partnership property in the case of a transfer of a Partnership Interest, including transfers made in connection with the exercise of Rights, made in accordance with the provisions of this Agreement. The General Partner shall cause the Accountants to prepare and file all state and federal tax returns of the Partnership. If a Majority-in-Interest of the Limited Partners determines that any modifications to the tax returns of the Partnership should be considered, such Limited Partners shall, within thirty (30) days following receipt of such tax returns from the Accountants or the General Partner, indicate to the accountants the suggested revisions to the tax returns, which returns shall be resubmitted to the Limited Partners for their review (but not approval). The Limited Partners shall complete their review of the resubmitted returns within ten (10) days after receipt thereof from the Accountants or the General Partner. The General Partner shall consult in good faith with the Limited Partners regarding any proposed modifications to the tax returns of the Partnership. A statement of the allocation of Net Income or Loss of the Partnership shown on the annual income tax returns prepared by the Accountants shall be transmitted and delivered to the Limited Partners within ten (10) days of the receipt thereof by the Partnership. The General Partner shall be responsible for preparing and filing all federal and state tax returns for the Partnership and furnishing copies thereof to the Partners, together with required Partnership schedules showing allocations of tax items and copies of the tax returns of the Washington Partnerships, EWIP and other Investment Entities, as well as, to the extent appropriate, all other Entities in which the Partnership or any of the foregoing has an equity interest, all within the period of time prescribed by law.

     6.8 Tax Matters Partner. The General Partner has been designated and shall continue to be the Tax Matters Partner within the meaning of section 6231(a)(7) of the code for the Partnership; provided, however, (i) in exercising its authority as Tax Matters Partner it shall be limited by the provisions of this Agreement affecting tax aspects of the Partnership; (ii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a Code Section 6227(b) administrative adjustment request with respect to the Partnership or a Property before filing such request, it being understood, however, that the provisions hereof shall not be construed to limit the ability of any Partner, including the General Partner, to file an administrative adjustment request on its own behalf pursuant to Section 6227(a) of the Code;
(iii) the General Partner shall consult in good faith with the Limited Partners regarding the filing of a petition for judicial review of an administrative adjustment request under Section 6228 of the Code, or a petition for judicial review of a final Partnership administrative judgment under Section 6226 of the Code relating to the Partnership before filing such petition; (iv) the General

Partner shall give prompt notice to the Limited Partners of the receipt of any written notice that the Internal Revenue Service or any state or local taxing authority intends to examine Partnership income tax returns for any year, receipt of written notice of the beginning of an administrative proceeding at the Partnership level relating to the Partnership under section 6223 of the Code, receipt of written notice of the final Partnership administrative adjustment relating to the Partnership pursuant to Section 6223 of the Code, and receipt of any request from the Internal Revenue Service for waiver of any applicable statute of limitations with respect to the filing of any tax return by the Partnership; and (v) the General Partner shall promptly notify the Limited Partners if the General Partner does not intend to file for judicial review with respect to the Partnership.

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

     7.2 Powers and Duties of General Partner. The General Partner shall be responsible for the management of the Partnership's business and affairs. Except as otherwise herein expressly provided, and subject to the limitations contained in Section 7.3 hereof with respect to Major Decisions and the limitations set forth in Sections 9.1(a) and 9.1(b) hereof, the General Partner has and shall have full a complete power, authority and discretion to take such action for an on behalf of the Partnership and in its name as the General Partner shall, in its sole and absolute discretion, deem necessary or appropriate to carry out the purposes for which the Partnership was organized. Except as otherwise expressly provided herein, and subject to Section 7.3 hereof, the General Partner shall have the right, power and authority:

          (a) To manage, control, invest, reinvest, acquire by purchase, lease, exchange or otherwise, sell, contract to purchase or sell, grant, obtain, or exercise options to purchase, options or sell or conversion rights, assign, transfer, convey, deliver, endorse, exchange, pledge, mortgage, abandon, improve, repair, maintain, insure, lease for any term and otherwise deal with any and all property of whatsoever kind and nature, and wheresoever situated, in furtherance of the purposes of the Partnership;

          (b) To acquire, directly or indirectly, interest in real estate or entities owning real estate of any kind and of any type, and any and all kinds of interests therein (whether through direct ownership, Partnerships, security interest or any other type of interest), and to determine the manner in which title thereto is to be held; to manage, insure against loss, protect and subdivide any of the real estate, interests therein or parts thereof; to improve, develop or redevelop any such real estate; to participate in the ownership and development of any property; to dedicate for public use, to vacate any subdivisions or parts thereof, to re-subdivide, to contract to sell or exchange, to grant options to purchase, lease or exchange, to sell or exchange on any terms; to convey, to mortgage or receive mortgages, pledge or otherwise encumber said property, or any part thereof; to lease said property or any part thereof from time to time, upon any terms and for any period of time, and to renew or extend leases, to amend, change or modify the terms and provisions or any leases and to grant options to lease and options to renew leases and options to purchase; to partition or to exchange said property, or any part thereof, for other real or personal property; to grant easement appurtenant to said property or any part thereof; to construct and reconstruct, remodel, alter, repair, add to or take from buildings on any real property in which the Partnership owns an interest; to insure any Person having an interest in or responsibility for the care, management or repair of such property; to direct the trustee of any land trust to mortgage, lease, convey or contract to convey the real estate held in such land trust or to execute and deliver deeds, mortgages, notes, and any and all documents pertaining to the property subject to such land trust or in any matter regarding such trust; to execute assignments of all or any part of the beneficial interest in any land trust in which the Partnership owns a beneficial interest:

          (c) To employ, engage or contract with or dismiss from employment or engagement Persons to the extent deemed necessary by the General Partner for the operation and a management of the Partnership business, including but not limited to, contractors, subcontractors, engineers, architects, surveyors, mechanics, consultants, accountants, attorneys, insurance brokers, real estate brokers and others;

          (d) To negotiate and enter into contracts on behalf of the Partnership that the General Partner considers useful or necessary to the conduct of the Partnership's operations or implementation of the General Partner's power under this Agreement;

          (e) To enter into,  make,  amend,  perform and carry out or cancel and rescind, contracts and other obligations, including, without limitation, guarantees and indemnity agreements, for any purpose pertaining to the business of the Partnership, the Washington Partnership, EWIP, any other Investment Entities and the Property Manager as well as any other Entity in which the Partnership or any of the other foregoing Entities has an equity interest; and to loan money to, borrow money from and engage in transactions with Affiliates of the Partnership or any other Person;

          (f) To borrow money, procure loans and advances from any Person for Partnership purposes, and to apply for and secure, from any Person, credit or accommodations; to contract liabilities and obligations, direct or contingent and of every kind and nature with or without security; and to repay, discharge, settle, adjust, compromise, or liquidate any such loan, advance, credit, obligation or liability;

          (g) To pledge, hypothecate, mortgage, assign, deposit, deliver, enter into sale and leaseback arrangements or otherwise give as security or as additional or substitute security, or for sale or other disposition any and all Partnership property, tangible or intangible, including, but not limited to, real estate and beneficial interest in land trust, and to make substitutions thereof, and to receive any proceeds thereof upon the release or surrender thereof; to sign, execute and deliver any and all assignments, deeds and other contracts and instruments in writing; to authorize, give make, procure, accept and receive moneys, payments, property, notices, demands, vouchers, receipts, releases, compromises and adjustments; to waive notices, demands, protests and authorize and execute waivers of every kind and nature; to enter into, make execute, deliver and receive written agreements, undertakings and instruments of every kind and nature; to give oral instructions and make oral agreements; and Generally to do any and all other acts and things incidental to any of the foregoing or with reference to any dealings or transactions which the General Partner may deem necessary, proper or advisable to effect or accomplish any of the foregoing;

          (h) To acquire and enter into any contract of insurance which the General Partner deems necessary or appropriate for the protection of the Partnership, for the conservation of the Partnership's assets or for any purpose convenient or beneficial to the Partnership;

          (i) To conduct any and all banking transactions on behalf of the Partnership; to adjust and settle checking, saving, and other accounts with such institutions as the General Partner shall deem appropriate; to draw, sign, execute, accept, endorse, guarantee, deliver, receive and pay any checks, drafts, bills of exchange, acceptances, notes, obligations, undertakings and other instruments for or relating to the payment of money in, into, or from any renewals of any of the foregoing; to make deposits into and withdrawals from the Partnership's bank accounts and to negotiate or discount commercial paper, acceptances, negotiable instruments, bills of exchange and dollar drafts;

          (j) To demand, sue for, receive, and otherwise take steps to collect or receiver all debts, rents, proceeds, interest, dividends, goods, chattels, income from property, damages and all other property, to which the Partnership may be entitled or which are or may become due the Partnership from any Person; to commence, prosecute or enforce, or to defend, answer or oppose, contest and abandon all legal proceeding sin which the Partnership is or may hereafter be interested; and to settle, compromise or submit to arbitration any accounts, debts, claims, disputes and matters which may arise between the Partnership and any other Person and to grant an extension of time for the payment or satisfaction thereof on any terms, with or without security;

          (k) To make arrangements for financing, including the taking of all action deemed necessary or appropriate by the General Partner to cause any approved loans to be closed;

          (l) To take all reasonable measures necessary to insure compliance by the Partnership with applicable arrangements, and other contractual obligations and arrangements entered into by the Partnership from time to time in accordance with the provisions of this Agreement, including periodic reports as required to be submitted to lenders and using all due diligence to insure that the Partnership is in compliance with its contractual obligations;

          (m) To maintain the Partnership's books and records;

          (n) To prepare and deliver, or cause to be prepared and delivered by the Partnership's Accountants, all financial and other reports with respect to the operations of the Partnership, and preparation and filing of all Federal and state tax returns and reports;

          (o) Subject to compliance with the REIT Requirements, to prepare and deliver all financial, regulatory, tax and other filings or reports to governmental or other agencies having jurisdiction over the Partnership; and

          (p) To act in any state or nation in which the Partnership may lawfully act, for itself or as principal, agent or representative for any Person with respect to any business of the Partnership;

          (q) To become a Partner or member in , and perform the obligations of a Partner or member of, any General or Limited Partnership or limited liability company;

          (r) To apply for, register, obtain, purchase or otherwise acquire trademarks, trade names, labels and designs relating to or useful in connection with any business of the Partnership, and to use, exercise, develop and license the use of any of the foregoing;

          (s) To do all acts which are necessary, customary or appropriate for the protection and preservation of the Partnership's assets, including the establishment of reserves; and

          (t) To do all other actions of a Partner in a Partnership without Limited Partners, recognizing that the Limited Partners shall have only the right and authority to participate in the affairs of the Partnership to the extent specifically set forth in the Agreement.

          Except as otherwise provided herein, to the extent the duties of the General Partner require expenditures of funds to be paid to third parties, the General Partner shall not have any obligations thereunder except to the extent that Partnership funds are reasonably available to it for the performance of such duties, and nothing herein contained shall be deemed to require the General Partner, in its capacity as such, to expend it individual funds for payment to third parities on behalf of the Partnership or to undertake any individual liability or obligation on behalf of the Partnership. Each of the Limited Partners agrees that the General Partner is authorized to execute, deliver and perform the above-mentioned agreements and transactions on behalf of the Partnership without any further act, approval or vote of the Partners, notwithstanding any other provisions of this Agreement (except as provided in Section 7.3), the Act or any applicable law, rule or regulations. The execution, delivery or performance by the General Partner or the Partnership of any agreement authorized or permitted under this Agreement shall not in itself constitute a breach by the General Partner of any duty that the General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement or of any duty stated or implied by law or equity.

     7.3 Major Decisions. The General Partner shall not, without the prior Consent of the Limited Partners, on behalf of the Partnership, undertake any of the following actions (the "Major Decisions"):

          (a)  Terminate  this  Agreement  or,  except  as  expressly   provided
          otherwise herein, amend or modify this Agreement.

          (b) Make a General assignment for the benefit of creditors or appoint or acquiesce in the appointment of a custodian, receiver or trustee for all or any part of the assets of the Partnership.

          (c) Take title to any personal or real property, other than in the name of the Partnership or pursuant to Section 7.8 hereof.

          (d)  Institute  any   proceeding  for  Bankruptcy  on  behalf  of  the
          Partnership.

          (e) Dissolve the Partnership, except as otherwise set forth in this Partnership Agreement.

          Notwithstanding the foregoing, the action described in Section 7.3(a) shall not be a Major Decision if the Limited Partners collectively own less than five percent (5%) of the Partnership Units at the time that such action is undertaken and the actions described in Sections 7.3(b), (d) and (e) shall not be Major Decisions if the Limited Partners collectively own less than five percent (5%) of the Partnership Units at the time that such action is undertaken.

     7.4 Actions with Respect to Certain Documents. Notwithstanding the provisions Section 7.3 hereof to the contrary, whenever the consent, agreement, authorization or approval of the Partnership is required under any agreement to which the Limited Partners and/or their Controlled Entities are parties in interest other than in their capacities as Limited Partners of the Partnership, the Consent of the Limited Partners shall not be required.

     7.5 General Partner Participation. The General Partner agrees that all business activities of the General Partner, including activities pertaining to the acquisition, development and ownership of Properties, shall be conducted through the Partnership (except that the General Partner shall be permitted to possess an ownership interest in EWIP or some other Entity (collectively, the "Investment Entities") so long as the Partnership's interest in any property, Partnership, limited liability company or other Entity in which the Investment Entity has an ownership interest is at least 99 times the Investment Entity's interest). Without the Consent of the Limited Partners, the General Partner shall not, directly or indirectly, participate in or otherwise acquire any interest in any real or personal property unless the Partnership participates in, or otherwise acquires an interest in, such real or personal property at least to the extent of 99 times such proposed participation by the Investment Entity, provided that the Consent of the Limited Partners shall not be required if the Limited Partners collectively own less than five percent (5%) of the Partnership Units at the time that the General Partner undertakes such action. The General Partner agrees that all borrowing for the purpose of making distributions to it Stockholders will be incurred by the Partnership and the proceeds of such indebtedness will be induced as Net Financing Proceeds thereunder (provided that the foregoing shall not prohibit the General Partner from guaranteeing or co-signing an obligation of any of the foregoing Entities).

     7.6 Proscriptions. The General Partner shall not have the authority to:

          (a) Do any act in contravention of the Agreement or which would make it impossible to carry on the ordinary business of the Partnership;

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

     7.7 Additional Limited Partners. Additional Limited Partners may be admitted to the Partnership only as provided in this Agreement.

     7.8 Title Holder. To the extent allowable under applicable law, title to all or any part of the properties of the Partnership may be held in the name of the Partnership or any other Person, the beneficial interest in which shall at all times be vested in the Partnership. Any such title holder shall perform any and all of its respective functions to the extent and upon such term and conditions as may be determined from time to time by the General Partner, consistent with the business purpose of the Partnership.

     7.9 Compensation of the General Partner. The General Partner shall not be entitled to any compensation for services rendered to the Partnership solely in its capacity as General Partner, except with respect to reimbursement for those costs and expenses constituting Administrative Expenses.

     7.10 Waiver and Indemnification.

          (a) Neither the General Partner nor an Person acting on its behalf, pursuant hereto, shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any Partner for any acts or omissions performed or omitted to be performed by them within the scope of the authority conferred upon the General Partner by this agreement and the Act, provided that the General Partner's or such other Person's conduct or omission to act was taken in good faith and in the belief that such conduct or omission was in the best interests of the Partnership and, provided further, that the General Partner or such other Person shall not be guilty of fraud, misconduct, bad faith, or gross negligence. The Partnership shall, and hereby does, indemnify and hold harmless the General Partner and its Affiliates and any individual or Entity acting on their behalf from any loss, damage, claim or liability, including, but not limited to, reasonable attorneys' fees and expenses, incurred by them by reason of any acts or omissions performed or omitted to be performed by them in connection with the business and affairs of the Partnership as described herein, subject to the standards set forth above; provided, however, no Partner shall have any personal liability with respect to the foregoing indemnification, any such indemnification to be satisfied solely out of the assets of the Partnership.

          (b) Any Person entitled to indemnification under this Agreement shall be entitled to receive, upon application therefor, the costs reasonably incurred defending any proceeding against such Person;
          provided, however, that such advances shall be repaid to the Partnership, without interest, if such Person is found by a court of competent jurisdiction upon entry of a final judgment not to be entitled to such indemnification. All rights of the indemnity hereunder shall survive the dissolution of the Partnership; provided, however, that a claim for indemnification under this Agreement must be made by or on behalf of the Person seeking indemnification prior to the time the Partnership is liquidated hereunder. The indemnification's rights contained in this Agreement shall be cumulative of, and in addition to, any and all rights, remedies and recourse to which the person seeking indemnification shall be entitled, whether at law or in equity. Indemnification pursuant to this Agreement shall be made solely and entirely from the assets of the Partnership, and no Partner shall be liable therefor.

     7.11 Contracts With Controlled Entities. The General Partner may contract with any Controlled Entities for the provision of property management, asset management, brokerage or similar services or any other services customarily rendered by the Controlled Entities; provided that all such contracts or agreements shall be for compensation and on terms and conditions substantially similar to other such contracts or agreements available from similarly qualified third parties.

     7.12 Operation in Accordance with REIT Requirements. The General Partner is a REIT and is subject to the provisions of section 856 through and including 860 of the Code. The Partners have agreed that it is their intent that the Partnership be operated in a manner that will enable the General Partner to (a) satisfy the REIT Requirements and (b) avoid the imposition of any federal income or excise tax liability. The General Partner shall use its best efforts to cause the Partnership to avoid taking any action that would result in the General Partner ceasing to satisfy the REIT Requirements or would result in the imposition of any federal income or excise tax liability on the General Partner. So long as the General Partner owns, directly or indirectly any interest in the Partnership, then notwithstanding any other provision of the Agreement, and except as expressly permitted by Section 7.13 hereof:

          (i) Leases or subleases of any of the Partnership's real estate assets shall provide for rents which qualify as "rents from real property within the meaning of Section 856(d) of the Code with respect to the General Partner;

          (ii) the Partnership shall not furnish or render services to tenants or other persons that are not usually or customarily rendered in connection with the rental of real property in order that the rents received by the Partnership with respect to its real estate assets qualify as "rents from real property" within the meaning of section 856(d) of the Code with respect to the General Partner;

          (iii) the Partnership shall not own, directly or indirectly or by attribution (in accordance with the attribution rules referred to in Section 856(d) of the Code), in the aggregate more than 1% of all classes of Stock or more than 1% of the voting power (or, with respect to any such person which is not a corporation, an interest of 1% or more in the assets or net profits of such person) of a lessee or subleases of all or any part of the real estate assets of the Partnership, except in each case with the specific written approval of the General Partner.

          (iv) the Partnership shall not own, directly or indirectly or by attribution, more than 10% of the outstanding voting securities of any issuer;

          (v) the Partnership shall not engage in any prohibited transactions within the meaning of Section 857(b)(6) of the Coed; and

          (vi) the determination as to whether the Partnership has operated in the manner prescribed in the Section 7.12 shall be made without regard to any action or inaction of the General Partner with respect to distributions and the timing thereof.

     7.13 Exceptions to REIT Restrictions. Notwithstanding anything to the contrary in Section 7.12 hereof, rents from the Headquarters Building attributable to related entities need not qualify as "rents from real property" within the meaning of section 856(d) of the Code, but only to the extent that such rents, when aggregated with all other items of the Partnership's gross income that do not constitute "qualifying" income for purposes of Section 856(c)(2), do not exceed four percent (4%) of the Partnership's gross income for any taxable year.

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

          (b) The election to dissolve the Partnership made in writing by the General Partner with the consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners collectively own less than five percent (5%) of the Partnership Units at the time of such election;

          (c) The sale or other disposition of all or substantially all the assets of the Partnership unless the General Partner, with the Consent of the Limited Partners, elects to continue the Partnership business for the purpose of the receipt and the collection of indebtedness or the collection of any other consideration to be received in exchange for the assets of the Partnership (which activities shall be deemed to be part of the winding up of the affairs of the Partnership), provided that the Consent of the Limited Partners shall not be required if the Limited Partners collectively own less than five percent (5%) of the Partnership Units at the time of such sale disposition;

          (d) Dissolution required by operation of law; or

          (e) The expiration of its term as provided in Section 3.2.

     8.2 Accounting. In the event of a Liquidation Event, a proper accounting (which shall be certified) shall be made of the Capital Account of each Partner and of the Net Profits or Net Losses of the Partnership from the date of the last previous accounting to the date of dissolution. Financial statements presenting such accounting shall include a report of a certified public accountant selected by the Liquidating Trustee.

     8.3 Distribution on Dissolution. In the event of a Liquidating Event, the assets of the Partnership shall be liquidated for distribution in the following rank and order:

          (a) First, to the payment and discharge or all of the Partnership's debt and liabilities to creditors of the Partnership (other than Partners) in order of priority as provided by law;

          (b) Second, to the establishment of reserves as provided by the General Partner to provide for contingent liabilities, if any:

          (c) Third, to the payment of debts of the Partnership to Partners, if any, in the order of priority provided by law;

          (d) The balance, if any, to the Partners in accordance with the positive balances in their Capital Accounts after giving effect to all contributions, distribution and allocations for all periods, including the period in which such distribution occurs (other than those adjustments made pursuant to this Section 8.3(d) and Section 8.4 hereof).

          Whenever the Liquidating Trustee reasonably determines that any reserves established pursuant to paragraph (b) above are in excess of the reasonable requirements of the Partnership, the amount determined to be excess shall be distributed to the Partners in accordance with the above provisions.

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

     8.5 Sale of Partnership Assets. In the event of the liquidation of the Partnership in accordance with the terms of this Agreement, the Liquidating Trustee may, with the Consent of the Limited Partners, sell Partnership property if the Liquidating Trustee has in good faith solicited bids from unrelated third parties and obtained independent appraisals before making any such sale; provided, however, all sales, leases, encumbrances or transfers of Partnership assets shall be made by the Liquidating Trustee with the prior Consent of the Limited Partners and solely on an "arm's-length" basis, at the best price and on the best terms and conditions as the General Partner in good faith believes are reasonably available at the time and under the circumstances and on a non-recourse basis to the Limited Partners. Notwithstanding the foregoing, the Consent of the Limited Partners shall not be required under the preceding sentence if the Limited Partners collectively own less than five percent (5%) of the Partnership Units at the time that the Liquidating Trustee undertakes such action, The liquidation of the Partnership shall not be deemed finally completed until the Partnership shall have received cash payments in full with respect to obligations such as notes, installment sale contracts or other similar receivables received by the Partnership in connection with the sale of Partnership assets and all obligations of the Partnership have been satisfied or assumed by the General Partner. The Liquidating Trustee shall continue to act to enforce all of the rights of the Partnership pursuant to any such obligations until paid in full.

     8.6 Distribution in Kind. Notwithstanding the provisions of Section 8.3 hereof which require liquidation of the assets of the Partnership, but subject to the order of priorities set forth therein, if prior to or upon dissolution of the Partnership the Liquidating Trustee determines that an immediate sale of part of all of the Partnership's assets would be impractical or would cause undue loss to the Partners, the Liquidating Trustee may, in its sole and absolute discretion, defer for a reasonable time the liquidation of any assets except those necessary to satisfy liabilities of the Partnership (including to those Partners as creditors) and/or distribute to the Partners in lieu of cash as tenants in Common and in accordance with the provisions of Section 8.3 hereof, undivided interest in such Partnership assets as the Liquidating Trustee deems not suitable for liquidation. Any such distributions in kind shall be made only if, in the good-faith judgment of the Liquidating Trustee, such distributions in kind are in the best interest of the Partners and shall be subject to such conditions relating to the disposition and management of such properties as the Liquidating Trustee deems reasonable and equitable and to any agreements governing the operating of such properties at such time. The Liquidating Trustee shall determine the fair market value of any property distributed in kind using such reasonable method of valuation as it may adopt.

     8.7 Documentation of Liquidation. Upon the completion of the dissolution and liquidation of the Partnership, the Partnership shall terminate and the Liquidating Trustee shall have the authority to execute and record any and all documents or instruments required to effect the dissolution, liquidation and termination of the Partnership.

     8.8 Liability of the Liquidating Trustee. The Liquidating Trustee shall be indemnified and held harmless by the Partnership from and against any and all claims, demands, liabilities, costs, damages and causes of action of any nature whatsoever arising out of or incidental to the Liquidating Trustee's taking of any action authorized under or within the scope of this Agreement; provided, however, that the Liquidating Trustee shall not be entitled to indemnification, and shall not be held harmless, where the claim, demand, liability, cost, damage or cause of action at issue arose out of:

          (a) A matter entirely unrelated to the Liquidating Trustee's action or conduct pursuant to the provisions of the Agreement; or

          (b) The proven misconduct of gross negligence of the Liquidating Trustee.

                                   ARTICLE IX
                        TRANSFER OF PARTNERSHIP INTERESTS

     9.1 General Partner Transfer. The General Partner shall not, withdraw from the Partnership and shall not transfer all or any portion of its interest in the Partnership without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners collectively own less than five percent (5%) of the Partnership Units at the time of such Transfer. Upon any Transfer of all of the General Partner's Partnership Interest in accordance with the provisions of this Section 9.1, the transferee General Partner shall become vested with the Powers and rights of the transferor General Partner, and shall be liable for all obligations and responsible for all duties of the General Partner, once such transferee has executed such instruments as may be necessary to effectuate such admission and to confirm the agreement of such transferee to be bound by all the terms and provisions of this Agreement with respect to the Partnership Interest so acquired. It is a condition to any Transfer otherwise permitted hereunder that the transferee assumes by operation of law or express agreement all of the obligations of the transferor General Partner under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor General Partner are assumed by a successor corporation or other Entity by operation of law) shall relieve the transferor General Partner of its obligations under this Agreement without the Consent of the Limited Partners, provided that the Consent of the Limited Partners shall not be required if the Limited Partners collectively own less than five percent (5%) of the Partnership Units at the time of such Transfer. In the event the General Partner withdraws from the Partnership, in violation of the Agreement or otherwise, or dissolves, terminates or upon the Bankruptcy of the General Partner, a Majority-In-Interest of the Limited Partners may elect to continue the Partnership business by selecting a substitute General Partner.

     9.2 Transfers by Limited Partners.

          (a) Each Limited Partner shall, subject to the provisions of Section 9.2(b) and Section 9.3 hereof, have the right to Transfer (or convert to Common Stock and thereafter sell such Common Stock) to any Person all or any portion of its Partnership Interest, whether or not in connection with the exercise of such Limited Partner's Rights.

          (b) (i) It is a condition  to any  Transfer  (other  than  pursuant to
          Section 9.2(b)(ii) below) permitted under this Section 9.2 that the transferee assumes by operation of law or express agreement all of the obligations of the transferor Limited Partner under this Agreement with respect to such transferred Partnership Interest, and no such Transfer (other than pursuant to a statutory merger or consolidation wherein all obligations and liabilities of the transferor Partner are assumed by a successor corporation or other Entity by operation of
          Law) shall relieve the transferor Partner of its obligations under this Agreement without the approval of the General Partner, in its sole and absolute discretion. Upon such transfer, the transferee shall be deemed to be an Assignee with respect to such Partnership Interest, but shall not become or be admitted to the Partnership as a Substituted Limited Partner without the Consent of the General
          Partner, which consent may be given or withheld in the General Partner's sole and absolute discretion for any or no reason. An Assignee shall be entitled as a result of such Transfer only to receive the economic benefits of the Partnership Interest to which the transferor Limited Partner would otherwise be entitled, along with such transferor Limited Partner's rights with respect to the Rights (although any transferee of any transferred Partnership Interest shall be subject to any and all ownership limitations contained in the corporate charter of the General Partner as the same may be amended from time to time which may limit or restrict such transferee's ability to exercise the Rights), and such Assignee shall have no right
          (a) to participate in the management of the Partnership or to vote on any matter requiring the consent or approval of the Limited Partners,
          (b) to demand or receive any account of the Partnership's business, or
          (c) to inspect the Partnership's books and records, unless and until such Assignee is admitted to the Partnership as a Substituted Limited Partner. A transferee of a Partnership Interest may become a Substituted Limited Partner only upon the satisfaction of the following conditions: (A) filing with the Partnership of a duly executed and acknowledged written instrument of assignment in a form approved by the General Partner specifying the Partnership Interest being assigned and setting forth the intention of the transferor
          Limited Partner that such transferee succeeds to the assignor's interest as a Limited Partner; (b) execution and acknowledgment by the transferor Limited Partner and such transferee of any other instruments required in the discretion of the General Partner, including the acceptance and adoption by such transferee of the provisions of this Agreement; (C) obtaining the written consent of the General Partner as provided above; and (D) payment of transfer fee to the Partnership, sufficient to cover the reasonable expenses of the substitution, if any. Any transferee, whether or not admitted as a Substituted Limited Partner, shall take subject to the obligations of the transferor Limited Partner hereunder.


               (ii) Notwithstanding any provision of this Agreement to the contrary (including, without limitation, Section 4.6 hereof), each Limited Partner shall have the right, without the consent of the General Partner, to pledge or otherwise encumber all or any portion of its Partnership Units, subject to any applicable securities laws, to any recognized financial institution with assets in excess of $100,000,000. Any such financial institution (or any other purchaser at a foreclosure sale) shall upon foreclosure of any such pledged or encumbered Partnership Units be (A) recognized as an Assignee under this Agreement, (B) deemed to be a Substituted Limited Partner under this Agreement, and (C) deemed to be and have all of the rights, if any, of the pledging Limited Partner for all purposes of any registration rights agreement relating to the pledged or encumbered Partnership Units. The General Partner shall execute such documents in connection with any such pledges as such financial institution may reasonably require acknowledging the rights of such financial institution hereunder and the obligations of the Partnership and the General Partner hereunder.

     9.3 Restriction on Transfer. In addition to any other restrictions of Transfer herein contained, in no event may any Transfer of a Partnership Interest by any Partner be made and in no event shall Additional Units be issued
(i) to any Person that lacks the legal right, power or capacity to own a Partnership Interest; (ii) in violation of any provision of any mortgage or trust deed (or the note or bond secured thereby) constituting a Lien against a Property or any part thereof, or other instrument, document or agreement to which the Partnership, EWIP or any other Investment Entity, the Property Manager, the Pathways Common Tenancy, or any Washington Partnership is a party or otherwise bound; (iii) in violation of applicable law, including, without limitation, any applicable state securities "Blue Sky" law (including investment suitability standards); (iv) of any component portion of a Partnership Interest, such as the Capital Account or rights to Available Cash, separate and apart from all other components of a Partnership Interest; (v) in the event such transfer would cause the General Partner to cease to comply with the REIT Requirements or result in a violation of Section 7.12 hereof; (vi) if such transfer would, in the opinion of counsel to the Partnership, cause the Partnership to cease to be classified as a Partnership for Federal income tax purposes; (viii) if such transfer would cause the Partnership to become, with respect to any employee benefit plan subject to Title 1 of ERISA, a "party-in-interest: (as defined in Section 3(14) of ERISA) or a "disqualified person" (as defined in Section

4975(c) of the Code); (ix) if such transfer would, in the opinion of counsel to the Partnership, cause any portion of the assets of the Partnership to constitute assets of any employee benefit plan pursuant to Department of Labor Regulations Section 2510.3-101; (x) if such transfer may not be effected without registration of such Partnership Interest under the Securities Act; (xi) if such transfer would violate any provision of the General Partner's Articles of Incorporation, as such may be amended from time to time; or (xii) to a lender to the Partnership or any Person who is related (within the meaning of Section 1.7542-4(b) of the Regulations) to any lender to the Partnership whose loan constitutes a "nonrecourse liability" (within the meaning of Section 1.752-1(a)(2) of the Regulations) without the consent of the General Partner, in its sole and absolute discretion, unless the Partnership's basis for tax purposes would not be reduced as a result of such Transfer.

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

     10.2 Bankruptcy of a Limited Partner and Certain Other Events. The Bankruptcy, death (subject to Section 10.8 below), incompetency, legal incapacity, withdrawal or retirement of any Limited Partner shall not cause a dissolution of the Partnership, but the rights of such Limited Partner to share in the Net Profits or Losses of the Partnership and to receive distributions of Partnership funds shall, on the happening of such event, devolve on its successors or assigns, subject to the terms and conditions of this Agreement, and the Partnership shall continue as a limited Partnership. However, in no event shall such assignee(s) become a Substituted Limited Partner, except in accordance with Article IX hereof.

     10.3 No Withdrawal.  Notwithstanding  anything to the contrary  provided in
Section 10.2 above, no Limited Partner may withdraw or retire from the Partnership without the prior written consent of the General Partner, other than as expressly provided in this Agreement.

     10.4 Duties and Conflicts. The General Partner recognizes that the Limited Partners and their Affiliates have or may have other business interests, activities and investments, some of which may be in conflict or competition with the business of the Partnership, and that, subject to the provisions of Sections
10.5 and 10.6 hereof, such persons are entitles to carry on such other business interests, activities and investments; provided that each Limited Partner that is an Officer of the General Partner shall devote substantially all of his time and attention to the business and affairs of the Partnership (and its affiliated entities), except that such Limited Partners may devote such time and attention to the Excluded Properties and the Partnerships that own the Excluded Properties as such Limited Partners shall reasonably determine is necessary for them to fulfill their fiduciary duties to the Partnerships that own the Excluded Properties and the constituent Partners therein. Subject to the immediately preceding sentence and the provisions of Sections 10.5 and 10.6 hereof, the Limited Partners and their Affiliates may engage in or possess an interest in any other business or venture of any kind, independently or with others, on their own behalf or on behalf of other entities with which they are affiliated or associated, and such persons may engage in any activities, whether or not competitive with the Partnership, without any obligation to offer any interest in such activities to the Partnership or to any Partner. Except as otherwise provided in Sections 10.5 and 10.6 hereof, neither the Partnership nor any Partner shall have any right, by virtue of this Agreement, in or to such activities, or the income or profits derived therefrom, and the pursuit of such activities, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

     10.5 Acquisition  Projects.  Notwithstanding  anything contained in Section
10.4 hereof to the contrary, Keith R. Guericke shall not, during the Restricted Period, acquire, directly or indirectly, a Controlling general partner interest or a 25% or greater equity interest in any Acquisition Project other than through his ownership interest in the Partnership or the General Partner without the prior written consent of the Independent Directors (as defined in the Prospectus), which consent shall not be unreasonably withheld so long as (i) such Acquisitions Project will not be competitive with any Property, (ii) such

Acquisition Project will not require any substantial time commitment from any Limited Partner or a material time commitment of the Limited Partners in the aggregate, and (iii) Keith R. Guericke has first notified the General Partner of the opportunity to acquire an equity ownership interest in such Acquisition Project and the General Partner has informed such Limited Partner that the Partnership does not desire to acquire such interest.

     10.6 Development  Projects.  Notwithstanding  anything contained in Section
10.4 hereof to the contrary, Keith R. Guericke shall not, during the Restricted Period, directly or indirectly, acquire, hold, own, develop, construct, improve, maintain, operate, sell, lease, transfer, encumber, convey or otherwise deal with any Development Project other than through his interest in the Partnership or the General Partner, provided that the foregoing shall not prohibit Keith R. Guericke from owning a limited Partner or a non-Controlling interest in an entity that undertakes any of the preceding activities (provided that such interest is a less than a 25% equity interest). During such Restricted Period, any such Limited Partner may notify the General Partner of any opportunities available to the Partnership to acquire an interest in any Development Project to the extent such person believes such opportunities may be appropriate for consideration by the Partnership.

     10.7 Acquisition/Development Projects - Further Assurances. Notwithstanding anything to the contrary contained in Section 10.4 hereof, during the Restricted Period, neither George M. Marcus nor any Entity that is an Affiliate of George
M. Marcus shall engage in the development, finance or acquisition of multifamily residential properties or in any other activity or action in violation of that certain Non-Competition Agreement dated June 13, 1994 by and between the General Partner and George M. Marcus, as amended. George M. Marcus and Keith R. Guericke acknowledge and agree that the restrictions contained in this Section 10.7 and in Sections 10.5 and 10.6 hereof relating to Acquisition Projects, Development Projects and other properties shall severally continue to remain effective with respect to each of them for the applicable periods specified in this Section
10.7 or in Sections 10.5 and 10.6, notwithstanding any Transfer or conversion of any such Limited Partner's entire Partnership Interest, such Limited Partner shall execute and deliver to the General Partner such instruments or documents as the General Partner may reasonably request confirming such transferor's obligations to continue to be bound by the provisions of this Section 10.7 and Sections 10.5 and 10.6 hereof.

     10.8 Conversion Upon Death. So long as Code Section 1014 or a successor provision remains in effect and provides for the "step-up" in basis of an asset upon death, as determined by the Partnership's counsel, upon the death of a Limited Partner, all of such Limited Partner's Partnership Units shall, without the taking of any action by the General Partner or any heir, representative, administrator or executor of or for such Limited Partner, automatically convert as of the date of such death into shares of Common Stock in the amount of the Common Stock Amount; provided that the General Partner, in its sole and absolute discretion, shall have the option, instead of issuing the Common Stock Amount to the estate of the descendent Limited Partner, of paying to such estate the Cash Amount or any combination of cash and Common Stock equal to the Cash Amount. In determining the Cash Amount, the Closing Price shall be calculated as of the date of death. Any "cash" owed may be paid in the form of cash, cashier's or certified check or by wire transfer of immediately available funds. The General Partner shall notify the executor, administrator, legal representative or personal representative of the decedent Limited Partner's estate of the General Partner's election to issue the Common Stock Amount, to pay the Cash Amount or to deliver a combinations thereof within a reasonable period of time after the General Partner becomes aware of such death. In the event that any Liens exist or arise with respect to the decedent Limited Partner's Partnership Units, the Common Stock Amount or the Cash Amount, as the case may be, shall be reduced by an amount necessary to discharge such Liens, as determined by the General Partner in good faith, and the General Partner is expressly authorized to apply such portion of the consideration as may be necessary to satisfy any indebtedness in full and to discharge such Lien in full. In the event any state or local property transfer tax is payable as a result of the transfer of the descendent Limited Partner's Partnership Units to the General Partner (or its designee), the decedent Limited Partner's estate shall assume and pay such transfer tax. If the General Partner elects to pay a portion of the consideration owing in cash because the issuance of the Common Stock Amount would cause the Person legally entitled to receive such Common Stock, together with such Person's Affiliates, to Beneficially Own in the aggregate shares of Common Stock in excess of the Ownership Limit, and, if as a result thereof the General Partner elects to raise such cash through a public offering of its securities, borrowings or otherwise, the Cash Amount shall be reduced by the Transaction Expenses allocable to the amounts required to pay the Cash Amount hereunder; provided, however, notwithstanding the foregoing, the Cash Amount shall not be reduced hereunder by an amount exceeding 5% of the Cash Amount computed without regard to the adjustment for Transaction Expenses.

                                   ARTICLE XI
                       GRANT OF RIGHTS TO LIMITED PARTNERS

     11.1 Grant of Rights. The General Partner does hereby grant to the current Limited Partners and the Limited Partners do hereby accept the right, but not the obligations (hereinafter such right sometimes referred to as the "Rights"), to convert a portion of their Partnership Units into shares of Common Stock and to sell the remainder (or any part thereof) of their Partnership Units to the General Partner (or its designee), at any time (whether in one or more instances) prior to the thirtieth (30th) anniversary of the date on which the Completion of the Offering occurred, on the terms and subject to the conditions and restrictions contained in attached Exhibit I, upon delivery to the General Partner of an Exercise Notice substantially in the form of attached Schedule 1, which notice shall specify the Partnership Units to be sold by such Limited Partner. Once delivered, the Exercise Notice shall be irrevocable, subject to payment by the General Partner of the Purchase Price in respect of such Partnership Units in accordance with the terms hereof. Notwithstanding anything contained herein to the contrary, and Additional Limited Partner that acquires Additional Units pursuant to Sections 4.3 and 4.6 hereof shall not acquire any interest in, and may not exercise or otherwise participate in, any Rights pursuant to this Article XI and attached Exhibit I, unless the General Partner approves in writing prior to the admission of such Additional Limited Partner the acquisition of Rights by such Additional Limited Partner.

     11.2 Terms of Rights. The terms and provisions applicable to the Rights shall be as set forth in attached Exhibit I.

     12.1 Arbitration. Notwithstanding anything to the contrary contained in this Agreement, all claims, disputes and controversies between the parties hereto (including, without limitation, any claims, disputes and controversies between the Partnership and any one or more of the Partners and any claims, disputes and controversies between any one or more Partners) arising out of or in connection with this Agreement or the Partnership created hereby, relating to validity, construction, performance, breach, enforcement or termination thereof, or otherwise, shall be resolved by binding arbitration in San Francisco, California, in accordance with California Civil Procedure Code Sections 1280 et seq. (other than Section 1283.05), this Article XIV and, to the extent not inconsistent with this Article XIV (other than the reference in this Article to Sections of the California Civil Procedure Code), the Expedited Procedures and Commercial Arbitration Rules of the American Arbitration Association (the "Arbitration Rules").

     12.2 Procedures. Any arbitration called for by this Article XIV shall be conducted in accordance with the following procedures:

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

               (b) Within fifteen (15) days after giving of a Demand Notice, the Requesting Party, on the other hand, and each of the other Partners and/or the Partnership against whom the claim has been made or with respect to which a dispute has arisen (collectively, the "Responding Party"), on the other hand, shall select and designate in writing to the other party one reputable, disinterested individual (a "Qualified Individual") willing to act as an arbitrator of the claim, dispute or controversy in question. Each of the Requesting Party and the Responding Party shall use its best efforts to select a present or former Partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parities as its respective Qualified Individual willing to act as an arbitrator of the claim, dispute or controversy in question (the "Third Arbitrator"). In the event that the two arbitrators initially selected are unable to agree on the Third Arbitrator within the second fifteen (15) day period referred to above, then, on the application of either party, the American Arbitration Association shall promptly select and appoint a present or former Partner of a "Big 6" accounting firm (or a "Big 8" predecessor thereof) having no affiliation with any of the parties as the Qualified Individual to act as the Third Arbitrator in accordance with the terms of the Arbitration Rules. The three arbitrators selected pursuant to this subsection (b) shall constitute the arbitration panel for the arbitration in question.

               (c) The presentations of the parties hereto in the arbitration proceeding shall be commenced and completed within sixty (60) days after the selection of the arbitration panel pursuant to subsection (b) above, and the arbitration panel shall render its decision in writing within (30) days after the completion of such presentations. Any decision concurred in by any two (2) of the arbitrators shall constitute the decision of the arbitration panel, and unanimity shall not be required. If a decision concurred in by at least two (2) of the arbitrators is not rendered within such thirty (30) day period, then each of the parties shall select a new Qualified Individual willing to act as an arbitrator and a new arbitration proceeding shall commence in accordance with this Article XII.

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

               (f) At the request of any party, the arbitrators shall make and provide to the parities written finding of fact and conclusions of law.

     12.3 Binding Character. Any decision rendered by the arbitration panel pursuant to the Article XII shall be final and binding on the parties hereto, and judgment thereon may be entered by any state or federal court of competent jurisdiction.

     12.4 Exclusivity. Arbitration shall be the exclusive method available for resolution of claims, disputes and controversies described in Section 12.1 hereof, and the Partnership and its Partners stipulate that the provisions hereof shall be a complete defense to any suit, action, or proceeding in any court or before any administrative or arbitration tribunal with respect to any such claim, controversy or dispute. The provisions of this Article XIV shall survive the dissolution of the Partnership.

     12.5 No Alternation of Agreement. Nothing contained herein shall be deemed to give the arbitrators any authority, power or right to alter, change, amend, modify, add to, or subtract from any of the provisions of this Partnership Agreement.

     12.6 Acknowledgment. PURSUANT TO SECTION 12.6 OF THE ORIGINAL AGREEMENT, EACH OF THE PARTNERS AGREED TO HAVE ANY DISPUTE ARISING OUT OF THE MATTERS INCLUDED IN THE "ARBITRATION OF DISPUTES" PROVISION DECIDED BY NEUTRAL ARBITRATION AS PROVIDED BY CALIFORNIA LAW AND ACKNOWLEDGED THAT SUCH PARTNER WAS GIVING UP ANY RIGHTS THAT SUCH PARTNER MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL EXCEPT AS SPECIFICALLY INCLUDED IN SUCH "ARBITRATION OF DISPUTES" PROVISION. EACH PARTNER, BY HAVING EXECUTED THE ORIGINAL AGREEMENT OR BY EXECUTING THIS AGREEMENT OR ANY AMENDMENT HERETO,
ACKNOWLEDGED OR ACKNOWLEDGES, AS THE CASE MAY BE, GIVING UP SUCH PARTNER'S JUDICIAL RIGHTS TO DISCOVERY AND APPEAL, UNLESS THOSE RIGHTS ARE SPECIFICALLY INCLUDED IN THIS "ARBITRATION OF DISPUTES" PROVISION. IF ANY PARTNER REFUSES TO SUBMIT TO ARBITRATION AFTER HAVING AGREED TO THIS PROVISION, SUCH PARTNER MAY BE COMPELLED TO ARBITRATE UNDER THE AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. EACH PARTNER, BY HAVING EXECUTED THE ORIGINAL AGREEMENT OR BY EXECUTING THIS AGREEMENT OR ANY AMENDMENT HERETO, ACKNOWLEDGED OR ACKNOWLEDGES, AS THE CASE MAY BE, THAT ITS AGREEMENT TO THIS ARBITRATION PROVISION WAS OR IS VOLUNTARY.

                                  ARTICLE XIII
                               GENERAL PROVISIONS

     13.1 Notices. All notices, offers or other communications required or permitted to be given pursuant to this Agreement shall be in writing and may be personally served, telecopied or sent by United States mail and shall be in writing and may be deemed to have been given when delivered in person, upon receipt of telecopy or three business days after deposit in United States mail, registered or certified, postage prepaid, and properly addressed, by or to the appropriate party. For purposes of this Section 13.1, the addresses of the Partners shall be as set forth in Exhibit M attached hereto, as such Exhibit may be modified from time to time. The address of any Limited Partner may be changed by a notice in writing given to the General Partner in accordance with the provisions hereof.

     13.2 Successors. This Agreement and all the terms and provisions hereof shall be binding upon and shall insure to the benefit of all Partners, and their legal representatives, heirs, successors and permitted assigns, except as expressly herein otherwise provided.

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

     13.6 Entire Understanding; Etc. This Agreement constitutes the entire agreement and understanding among the Partners and supersedes any prior understanding and/or written or oral agreements among them respecting the subject matter within.

     13.7 Amendments.

          (a) This Agreement may not be amended, and no provision benefiting the General Partner may be waived, except by a written instrument signed by the General Partner (and approved on behalf of the General Partner by at least a majority of its directors who are not Affiliates of any of the Limited Partners) and, if the Limited Partners collectively own five percent (5%) or more of the Partnership Units, a Majority-In-Interest of the Limited Partners, provided that no amendment of this Agreement may be made without the consent of all of the affected Limited Partners if such amendment (i) provides for any Limited Partner to receive any distribution other than pari passu with all other Limited Partners, based on their respective Percentage Interest, (ii) decreases any Limited Partner's Percentage Interest but does not decrease all Limited Partners' respective Percentage Interest on a proportionate bases, (iii) converts any Limited Partner's interest in the Partnership into a General Partnership interest, (iv) modifies the limited liability of any Limited Partner in a manner adverse to such Limited Partner, or (v) alters or modifies the Rights set forth in Article XI in a manner adverse to such Partner.

          (b) Notwithstanding  anything to the contrary provided in Section 13.7
          (a) above, the General Partner shall have the power, without the consent of any Limited Partner, to amend this Agreement as may be required to facilitate or implement any of the following:

               (i) to add to the obligations of the General Partner or surrender any right or power granted to the General Partner or any Affiliate of the General Partner for the benefit of the Limited Partners;

               (ii) to reflect the admission, substitution, termination, or withdrawal of Partners in accordance with this Agreement;

               (iii) to set forth the rights, powers and duties of the holders of any additional Partnership Units issued pursuant to Section 4.3(a) hereof;

               (iv) to reflect any change that does not adversely affect the Limited Partners in any material respect, to cure any ambiguity, to correct or supplement any defective provision in this Agreement, or to make other changes with respect to matters arising under this Agreement that will not be inconsistent with any other provision of this Agreement;

               (v) to reflect in Section 6.2 and Exhibit E attached hereto the relative distribution and allocation preferences and priorities among two (2) or more classes of Preferred Stock, if applicable; and (vi) to satisfy any requirements, conditions, or guidelines contained in any order, directive, opinion, ruling or regulations of a federal or state agency or contained in federal or state law.

               The General Partner shall provide notice to the Limited Partners when any action under this Section 13.7(b) is taken.

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

     13.10 Pronouns and Headings. As used herein, all pronouns shall include the masculine, feminine and neuter, and all defined terms shall include the singular and plural thereof, whatever the contact and facts require such construction. The headings, titles and subtitles herein are inserted for convenience of reference only and are to be ignored in any construction of the provisions hereof. Any references in this Agreement to "including" shall be deemed to mean "including without limitation".

     13.11 Assurances. Each of the Partners shall hereafter execute and deliver such further instruments and do such further acts and things as may be required or useful to carry out the intent and purpose of this Agreement and as are not inconsistent with the terms hereof.

     13.12 Tax Consequences. Each Partner acknowledged in the Original Agreement that he or she has relied fully upon the advice of its own legal counsel and/or accountant in determining the tax consequences of the Original Agreement and the transaction contemplated thereby and not upon any representations or advice by the General Partner or by any other Partner. Each Additional Limited Partner, by agreeing to be bound by the terms of this Agreement, shall be deemed to have acknowledged that it has relied fully upon the advice of its own legal counsel and/or accountant in determining the tax consequences of this Agreement and the transactions contemplated thereby and not upon any representations or advice by the General Partner or by any other Partner.

     13.13 Securities Representations. Each Limited Partner hereby represents and warrants to the Partnership and the General Partner that such Limited Partner (i) has acquired its Partnership Interest for itself for investment purposes only, and not with a view to any resale or distribution of such Partnership Interest, (ii) has been advised and understands that such Partnership Interest has not been and will not be registered under the Securities Act or any applicable state securities laws and, therefore, cannot be resold unless such Partnership Interest is registered under the Securities Act and all applicable state securities laws, or unless exemptions from registration are available, and (iii) has, either alone or with its "purchaser representatives" as that term is defined in Rule 501(h) under the Securities Act, such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of its investment in the Partnership. Each Limited Partner further acknowledges that the Partnership and the General



Partner have made available to such Limited Partner, at a reasonable time prior to its acquisition of its Partnership Interest, the opportunity to ask questions and receive answers concerning the terms and conditions of such acquisition and to obtain any additional information which the Partnership and/or the General Partner possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of the information furnished by the Partnership and the General Partner in connection with such acquisition. Each Limited Partner admitted to the Partnership after the date hereof, shall, by its agreeing to be bound by the terms hereof, be deemed to have represented and warranted to the Partnership and the General Partner that such Limited Partner
(i) acquired its Partnership Units for itself for investment purposes only, and not with a view to any resale or distribution of such Partnership Units, (ii) has been advised and understands that such Partnership Units have not been and will not be registered under the Securities Act or any applicable state securities laws and, therefore, cannot be resold unless such Partnership Units are registered under the Securities Act and all applicable state securities laws, or unless exemptions from registration are available, and (iii) has, either alone or with its "purchaser representatives" as that term is defined in Rule 501(h) under the Securities Act, such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of its investment in the Partnership, and that the Partnership and the General Partner made available to such Limited Partner, at a reasonable time prior to its acquisition of its Partnership Interest, the opportunity to ask questions and receive answers concerning the terms and conditions of such acquisition and to obtain any additional information which the Partnership and/or the General Partner possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of the information furnished by the Partnership and the General Partner in connection with such acquisition.

     13.14 Power of Attorney. Each Limited Partner and each Assignee hereby irrevocably constitutes and appoints the General Partner, any Liquidating Trustee, and authorized officers and attorneys-in-fact of each, and each of those acting singly, in each case with full power of substitution, as its true and lawful agent and attorney-in-fact, with full power and authority in its name, place and stead to:

          (1) execute, swear to, seal, acknowledge, deliver, file and record in the appropriate public offices (a) all certificates, documents and other instruments (including, without limitation, this Agreement and the Certificate and all amendments, supplements or restatements thereof) that the General Partner or the Liquidating Trustee deems appropriate or necessary to form, qualify or continue the existence or qualification of the Partnership as a limited Partnership (or a Partnership in which the limited Partners have limited liability to the extent provided by applicable law) in the State of California and in all other jurisdictions in which the Partnership may conduct business or own property; (b) all instruments that the General Partner deems appropriate or necessary to reflect any amendment, change, modification or restatement of this Agreement in accordance with its terms; (c) all conveyances and other instruments or documents that the General Partner or the Liquidating Trustee deems appropriate or necessary to reelect the dissolution and liquidation of the Partnership pursuant tot the terms of this Agreement, including, without limitation, a certificate of cancellation; (d) all conveyances and other instruments or documents that the General Partner or the Liquidating trustee deems appropriate or necessary to reflect the distribution or exchange of assets of the Partnership pursuant to the terms of this Agreement; (e) all instruments relating to the dissolution liquidation or winding up of the Partnership or the admission, withdrawal, removal or substitution of any Partner or any of the other events described in, Article VIII, Article IX or Section
          13.7 hereof or the Capital Contribution of any Partner; and (f) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges relating to Partnership Interest; and

          (2) execute, swear to, acknowledge and file all ballots, consents, approval, waivers, certificates and other instruments appropriate or necessary, in the sole and absolute discretion of the General Partner, to make, evidence, give, confirm or ratify any vote, consent, approval, agreement or other action that is made or given by the Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole and absolute discretion of the General Partner, to effectuate the terms or intent of this Agreement.

          Nothing contained herein shall be construed as authorizing the General Partner to amend this Agreement except in accordance with this Article XIII hereof or as may be otherwise expressly provided for in this Agreement.

          The foregoing power of attorney is hereby declared to be irrevocable and a special power coupled with an interest, in recognition of the fact that each of the Limited Partners and Assignees will be relying upon the power of the General Partner to act as contemplated by this Agreement in any filing or other action by it on behalf of the Partnership, and it shall survive and not be affected by the subsequent incapacity of any Limited Partner or Assignee and the Transfer of all or any portion of such Limited Partner's or Assignee's Partnership Units or Partnership Interest and shall extend to such Limited Partner's or Assignee's Partnership Units or Partnership Interest and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the General Partner, acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee hereby waives any and all defenses that may be available to contest, negate or disaffirm the action of the General Partner, taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the General Partner or the Liquidating Trustee, within fifteen (15) days after receipt of the General Partner's or the Liquidating Trustee's request therefor, such further designation, powers of attorney and other instruments as the General Partner or the Liquidating Trustee, as the case may be, deems necessary to effectuate this Agreement and the purposes of the Partnership.

IN WITNESS WHEREOF, this Agreement is hereby entered into among the undersigned Partners as of the date first written above.


General Partner:


/S/ ESSEX PROPERTY TRUST, INC.                        /S/ MICHAEL J. SCHALL
------------------------------                        ---------------------
ESSEX PROPERTY TRUST, INC.,                           GMMS PARTNER


/S/ GEORGE M. MARCUS                                 /S/ RANDALL I. BARKAN
--------------------                                 ---------------------
ESSEX PORTFOLIO MANAGEMENT COMPANY                   M&M PROJECTS, INC.


/S/ ROBERT ALDEN                                      /S/ RANDALL I. BARKAN
----------------                                      ---------------------
ESSEX PROPERTY CORPORATION,                           SUMMERHILL HOMES


/S/ PAULA AMANDA                                      /S/ ROBERT K. ARNOLD
----------------                                      --------------------
Paula Amanda                                          Robert K. Arnold

/S/ MARGARET ARNOLD                                   /S/ RANDALL I.BARKAN
-------------------                                   --------------------
Margaret Arnold                                       Randall I. Barkan

/S/ JOHN D. EUDY                                      /S/ ROBBIN L. EUDY
----------------                                      ------------------
John D. Eudy                                          Robbin L. Eudy

/S/ KENNETH FRANGADAKIS                               /S/ ANGELIKI FRANGADAKIS
-----------------------                               ------------------------
Kenneth Frangadakis                                   Angeliki Frangadakis

/S/ GEORGE FRANGADAKIS                                /S/ KATHERINE FRANGADAKIS
----------------------                                -------------------------
George Frangadakis                                    Katherine Frangadakis

/S/ KENNETH FRANGADAKIS                               /S/ ANGELIKI FRANGADAKIS
-----------------------                               ------------------------
FRANGADAKIS FAMILY                                    FRANGADAKIS FAMILY
REVOCABLE TRUST                                       REVOCABLE TRUST

/S/ HARVEY E. GREEN                                   /S/ MARGARET G.GREEN
-------------------                                   --------------------
Harvey E. Green                                       Margaret G. Green

/S/ KEITH R. GUERICKE                                 /S/ THELMA GUERICKE
---------------------                                 -------------------
Keith R. Guericke                                     Thelma Guericke

/S/ GEORGE P. KATSOULIS                               /S/ NANCY KUKKOLA
-----------------------                               -----------------
George P. Katsoulis                                   Nancy Kukkola

/S/ GERALD E. KELLY                                   /S/ ANNETTE KELLY
-------------------                                   -----------------
Gerald E. Kelly                                       Annette Kelly

/S/ GEORGE M. MARCUS
--------------------
George M. Marcus

/S/ CHARLES E. MARTIN                                 /S/ MILTON PAGONIS
---------------------                                 ------------------
Charles E. Martin                                     Milton Pagonis


/S/ WILLIAM A. MILLICHAP                              /S/ SHERRIE MILLICHAP
------------------------                              ---------------------
William A. Millichap                                  Sherrie Millichap

/S/ J. PETER OTTEN                                    /S/ CHERIE OTTEN
------------------                                    ----------------
J. Peter Otten                                        Cherie Otten

/S/ GARY PAGONIS FAMILY TRUST                         /S/ G. MICHAEL ROARK
-----------------------------                         --------------------
Gary Pagonis                                          G. Michael Roark

/S/ MICHAEL SCHALL                                    /S/ ANN SCHALL
------------------                                    --------------
Michael Schall                                        Ann Schall

/S/ SWANSON SURVIVORS TRUST                           /S/ LINWOOD C. THOMPSON
---------------------------                           -----------------------
Swanson Survivors Trust                               Marcus & Millichap

/S/ THE WAY 1994 LIVING TRUST DTD, 11/2/94            /S/ GAY A. YAMAGIWA
------------------------------------------            -------------------
The Way 1994 Living Trust DTD, 11/2/94                Gay A. Yamagiwa

/S/ CRAIG K. ZIMMERMAN                                /S/ DAVID BERNSTEIN
----------------------                                -------------------
Craig K. Zimmerman                                    David Bernstein Revocable
                                                      Trust

/S/ HERBERT MEISTRICH                                 /S/ J.A. SHAFRAN
---------------------                                 ----------------
Herbert Meistrich                                     J.A. Shafran

/S/ J. LAWRENCE SCHNADIG                              /S/ HARVEY FRIEDMAN
------------------------                              -------------------
J. Lawrence Schnadig                                  Harvey Friedman

                                    EXHIBIT A
                                PARTNERSHIP UNITS

GENERAL PARTNER:                                                       UNITS

Essex Property Trust, Inc.                                          15,104,866

         LIMITED PARTNERS:

         1.       Essex Portfolio Management Company                    15,941
         2.       Essex Property Corporation                             9,909
         3.       GMMS Partners                                         43,414
         4.       M&M Projects, Inc.                                   128,138
         5.       SummerHill Homes                                     163,447
         6.       Paula Amanda                                           1,785
         7.       Robert and Margaret Arnold                             2,242
         8.       Randall I. Barkan                                      2,564
         9.       John D. and Robbin Eudy                                7,457
         10.      Kenneth and Angeliki Frangadakis                       2,675
         11.      George and Katherine Frangadakis, Trustees
                  Frangadakis Family Revocable Trust                     4,697
         12.      Kenneth and Angeliki Frangadakis, Trustees
                  Frangadakis Family Revocable Trust                    24,334
         13.      Harvey and Margaret Green                             16,735
         14.      Keith R. and Thelma Guericke                          48,116
         15.      George P. Katsoulis                                    5,000
         16.      Gerald E. and Annette Kelly                            5,643
         17.      Nancy Kukkola                                         11,637
         18.      David Bernstein                                        5,771
         19.      George M. Marcus                                   1,136,227
         20.      Charles E. Martin                                      1,785
         21.      William A. and Sherrie Millichap                      73,099
         22.      J. Peter and Cherie Otten                              9,447
         23.      Milton Pagonis                                        10,267
         24.      Gary Pagonis Family Trust                             10,267
         25.      G. Michael Roark                                      54,740
         26.      Michael and Ann Schall                                26,388
         27.      Swanson Survivors Trust                                7,687
         28.      Marcus & Millichap                                     2,564
         29.      The Way 1994 Living Trust Dtd. 11/2/94                 2,226
         30.      Gay A. Yamagiwa                                       10,720
         31.      Craig K. Zimmerman                                    15,849
         32.      Harvey Friedman                                        4,042
         33.      Herbert Meistrich                                      4,042
         34.      J. Lawrence Schnadig                                   1,729
         35.      J.A. Shafran                                           2,889

         Total:                                                      1,873,473

                                    EXHIBIT B
                             [INTENTIONALLY OMITTED]

                                    EXHIBIT C
                             [INTENTIONALLY OMITTED]

                                    EXHIBIT D
                             [INTENTIONALLY OMITTED]

                                    EXHIBIT E
                                   ALLOCATIONS

     1. ALLOCATION OF NET INCOME AND NET LOSS.

          (a) Net Income. Except as otherwise provided herein, Net Income for any fiscal year or other applicable period shall be allocated in the following order and priority:

               (1) First, to the Partners, until the cumulative Net Income allocated pursuant to this subparagraph (a)(1) for the current and all prior periods equals the cumulative Net Loss allocated pursuant to subparagraph (b)(2) hereof for all prior periods, among the Partners in the reverse order that such Net Loss was allocated to the Partners pursuant to subparagraph (b)(2) hereof, (and, in the event of a shift of a Partner's interest in the Partnership, to the Partners in a manner that the most equitably reflects the successors in interest to the Partners).

               (2) Thereafter, the balance of the Net Income, if any, shall be allocated to the Partners in accordance with their respective Percentage Interests.

          (b) Net Loss. Except as otherwise provided herein, Net Loss of the Partnership for each fiscal year or other applicable period shall be allocated as follows:

               (1)  To  the  Partners  in  accordance   with  their   respective
               Percentage Interests.

               (2) Notwithstanding subparagraph (b)(1) hereof, to the extent any Net Loss allocated to a Partner under subparagraph (b)(1) hereof or this subparagraph (b)(2) would cause such Partner (hereinafter, a "Restricted Partner") to have an Adjusted Capital Account Deficit as of the end of the fiscal year to which such Net Loss relates, such Net Loss shall not be allocated to such Restricted Partner and instead shall be allocated to the other Partner(s) (hereinafter, the "Permitted Partners) pro rata in accordance with their relative Percentage Interests.

          (c) Notwithstanding Sections 1(a) and (b) above, on any date on which a any Series A Preferred Stock (or other Preferred Stock) is outstanding, Net Income and Net Loss shall be allocated as follows:

               (1) Net Income for any fiscal year or other applicable period shall be allocated in the following order and priority:

                    (I) First, to the Partners, until the cumulative Net Income allocated pursuant to this subparagraph (c)(1)(i) for the current and all prior periods equals the cumulative Net Loss allocated pursuant to subparagraphs (c)(2)(iii) and (iv) hereof for all prior periods, among the Partners in the reverse order that such Net Loss was allocated (and, in the event of a shift of a Partner's interest in the Partnership, to the Partners in a manner that most equitably reflects the successors in interest to such Partners);

                         (ii) Second, to the General Partner, until the cumulative Net Income allocated pursuant to this subparagraph (c)(1)(ii) for the current and all prior periods equals the cumulative Net Loss allocated pursuant to subparagraph (c)(2)(ii) hereof for all prior periods;

                         (iii) Third, to the General Partner until the cumulative amount of Net Income allocated pursuant to this subparagraph (c)(1)(iii) equals the total amount of dividends paid on the Series A Preferred Stock (or other Preferred Stock) as of or prior to the date of such allocation plus the total amount of accrued but unpaid dividends on the Series A Preferred Stock (or other Preferred Stock) as of such date;

                         (iv) Thereafter, the balance of the Net Income, if any,
                    shall be allocated to the Partners in accordance with their respective Percentage Interests.

               (2) Net Loss of the Partnership for each fiscal year or other applicable period shall be allocated as follows:

                    (I) First, to the Partners in accordance with their respective Percentage Interests until the Capital Account balances of the Limited Partners are reduced to zero (for purpose of this calculation, such Partners' share of Partnership Minimum Gain shall be added back to their Capital Accounts);

                         (ii) Second,  to the General  Partner until its Capital
                    Account balance has been reduced to zero (for purpose of this calculation, such Partner's share of Partnership Minimum Gain shall be added back to its Capital Account);

                         (iii) Thereafter, to the Partners in accordance with their then Percentage Interests;

                         (iv) Notwithstanding  subparagraph  (c)(2)(iii) hereof,
                    to the extent any Net Loss allocated to a Partner under subparagraph (c)(2) would cause such Partner (hereinafter, a "Restricted Partner") to have an Adjusted Capital Account Deficit as of the end of the fiscal year to which such Net Loss relates, such Net Loss shall not be allocated to such Restricted Partner and instead shall be allocated to the other Partner(s) (hereinafter, the "Permitted Partners") pro rata in accordance with their relative Percentage Interests.

     (d) Book-Up and Capital Account Adjustments. On any day on which Series A Preferred Stock (or other Preferred Stock) is redeemed or converted into Common Stock, the Partnership shall adjust the Gross Asset Values of all Partnership assets to equal their respective gross fair market values and shall allocate the amount of such adjustment as Net Income or Net Loss pursuant to Section 1(c) hereof, provided, however, that if no Series A Preferred Stock (or other Preferred Stock) is outstanding after such redemption or conversion, such Net Income or Net Loss shall be allocated in such a manner that after such allocation the Capital Accounts of the Partners are in proportion to their Percentage Interests.

     2. Special Allocations.

     Notwithstanding any provisions of paragraph 1 of this Exhibit E, the following special allocations shall be made in the following order:

          (a) Minimum Gain Chargeback (Nonrecourse Liabilities). If there is a net decrease in Partnership Minimum Gain for any Partnership fiscal year (except as a result of conversion or refinancing of Partnership indebtedness, certain capital contributions or revaluation of the Partnership property as further outlined in Regulation Sections 1.704-2(d)(4), (f)(2) or (f)(3)), each Partner shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount equal to that Partner's share of the net decrease in Partnership Minimum Gain. The items to be so allocated shall be determined in accordance with Regulation Section 1.704-2(f). This paragraph (a) is intended to comply with the minimum gain chargeback requirement in said section of the Regulations and shall be interpreted consistently therewith. Allocations pursuant to this paragraph (a) shall be made in proportion to the respective amounts required to be allocated to each Partner pursuant hereto.

          (b) Minimum Gain Attributable to Partner Nonrecourse Debt. If there is a net decrease in Minimum Gain Attributable to Partner Nonrecourse
          Debt during any fiscal year (other than due to the conversion, refinancing or other change in the debt instrument causing it to become partially or wholly nonrecourse, certain capital contributions, or certain reevaluations of Partnership property as further outlined in Regulation Section 1.704-2(I)(4), each Partner shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount equal to that Partner's share of the net decrease in the Minimum Gain Attributable to Partner Nonrecourse Debt. The items to be so allocated shall be determined in accordance with Regulation Section 1.704-2(I)(4) and (j)(2). This paragraph (b) is intended to comply with the minimum gain chargeback requirement with respect to Partner Nonrecourse Debt contained in said section of the Regulations and shall be interpreted consistently therewith. Allocations pursuant to this paragraph (b) shall be made in proportion to the respective amounts required to be allocated to each Partner pursuant hereto.

          (c) Qualified Income Offset. In the event a Limited Partner unexpectedly receives any adjustments, allocations or distribution described in Regulation Section 1.704-1(b)(2)(ii)(d)(4), (5), or (6), and such Limited Partner has an Adjusted Capital Account Deficit, items of Partnership income and gain shall be specially allocated to such Partner in an amount and manner sufficient to eliminate the Adjusted Capital Account Deficit as quickly as possible. This paragraph (c) is intended to constitute a "qualified income offset" under Regulation Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith.

          (d) Nonrecourse Deductions. Nonrecourse Deductions for any fiscal year or other applicable period shall be allocated to the Partners in accordance with their respective Percentage Interests.

          (e) Partner Nonrecourse Deductions. Partner Nonrecourse Deductions for any fiscal year or other applicable period shall be specially allocated to the Partner that bears the economic risk or loss for the debt (i.e., the Partner Nonrecourse Debt) in respect of which such Partner Nonrecourse Deductions are attributable (as determined under Regulation Section 1.704-2(b)(4) and (I)(1)).

          (f) Curative Allocations. It is the intent of the Partnership that, to the extent possible, the Capital Account balances of the Partners be in proportion to the Partners' Percentage Interest. Thus, items of "book" income, gain, loss, and deduction shall be allocated among the Partners so that, to the extent possible, the resulting Partners' Capital Account balances bear this relationship. This subparagraph (f) is intended to minimize to the extent possible and to the extent necessary any economic distortions which may result from application of the Regulatory Allocations and shall be interpreted in a manner consistent therewith. For purposes hereof, "Regulatory Allocations" shall mean the allocations provided under paragraph 1(b)(2) and this paragraph 29 save subparagraphs (d) and (f) hereof).

3. Tax Allocations.

          (a) Generally. Subject to paragraphs (b) and (c) hereof, items of income, gain, loss, deduction and credit to be allocated for income tax purposes (collectively, "Tax Items") shall be allocated among the Partners on the same basis as their respective book items.

          (b) Section 1245/1250 Recapture. If any portion of gain from the sale of property is treated as gain which is ordinary income by virtue of the application of Code Section 1245 or 1250 ("Affected Gain"), then
          (A) such Affected Gain shall be allocated among the Partners in the same proportion that the depreciation and amortization deductions giving rise to the Affected Gain were allocated and (B) other Tax Items of gain of the same character that would have been recognized, but for the application of Code Section 1245 and/or 1250, shall be allocated away from those Partners who are allocated Affected Gain pursuant to Clause (A) so that, to the extent possible, the other Partners are allocated the same amount, an type, of capital gain that would have been allocated to them had Code Section 1245 and/or 1250 not applied; provided, however, that the net amount of Tax Items allocated to each Partner shall be the same as if this paragraph 3(a) did not exist. For purposes hereof, in order to determine the proportionate allocations of depreciation and amortization deductions for each fiscal year or other applicable period, such deductions shall be deemed allocated on the same basis as Net Income and Net Loss for such respective period.

          (c) Allocations Respecting Section 704(c) and Reevaluations. If any Partnership property is subject to Code Section 704(c) or is reflected in the Capital Accounts of the Partners and on the books of the Partnership at a book value that differs from the adjusted tax basis of such property, then the tax items with respect to such property shall, in accordance with the requirements of Regulations Section 1.704-1(b)(4)(i), be shared among the Partners in a manner that takes account of the variation between the adjusted tax basis of the applicable property and its book value in the same manner as variations between the adjusted tax basis and fair market value of property contributed to the Partnership are taken into account in determining the Partners' share of tax items under Code Section 7049c). The General Partner is authorized to choose any reasonable method permitted by the Regulations pursuant to Code Section 704(c), including the "remedial allocation" method, the "curative allocation" method and the traditional method.

          (d) Code Section 752 Specification. Pursuant to Regulations Section 1.752-3, the Partners' interest in Partnership profits for purposes of determining the Partners' shares of excess nonrecourse liabilities shall be their Percentage Interests.

                                    EXHIBIT F

                             [INTENTIONALLY OMITTED]

                                    EXHIBIT G

                             [INTENTIONALLY OMITTED]

                                    EXHIBIT H

                             [INTENTIONALLY OMITTED]

                                    EXHIBIT I
                                  RIGHTS TERMS

     The Rights granted by the General Partner to the Limited Partners pursuant to Section 11.1 hereof shall be subject to the following terms and conditions:

          1. Definitions. The following terms and phrases shall, for purposes of this Exhibit I and the Agreement, have the meanings set forth below:

          Beneficially Own shall mean the ownership of Common Stock by a Person who would be treated as an owner of such Shares of Common Stock either directly or constructively through the application of Section 544 of the Code, as modified by Section 856(h)(1)(B) of the Code.

          Conversion Component Exercise Notice shall have the meaning set forth in Paragraph 2(a) hereof.

          Conversion Rights shall have the meaning set forth in Paragraph 2(a) hereof.

          Election Notice shall mean the written notice to be given by the General Partner to the Exercising Partners in response to the receipt by the General Partner of an Exercise Notice from such Exercising Partners, the form of which Election Notice is attached hereto as
          Schedule 2.

          Exchange Act shall mean the Securities Exchange Act of 1934, as amended, or any successor statute.

          Exercise Notice shall mean and include a Conversion Component Exercise Notice and/or a Sale Component Exercise Notice.

          Exercising Partners shall have the meaning set forth in Paragraph 2 hereof.

          Offered Units shall mean the Partnership Units of the Exercising Partners identified in a Conversion Component Exercise Notice or a Sale Component Exercise Notice which, pursuant to the exercise of Conversion Rights or Sale Rights, can be acquired by the General Partner under the terms hereof.

          Sale Component Exercise Notice shall have the meaning set forth in Paragraph 2(b) hereof.

          Sale Rights shall have the meaning set forth in Paragraph 2(b) hereof.

          2. Delivery of Exercise Notices. Any one or more Limited Partners ("Exercising Partners") may, subject to the limitations set forth herein:

               (a) deliver to the General Partner written notice (the "Conversion Component Exercise Notice") pursuant to which such Exercising Partners elect to exercise their Rights to convert (the "Conversion Rights") all or any portion of their Partnership Units into shares of Common Stock subject to the limitations contained in Paragraph 4 below; and

               (b) deliver to the General Partner written notice (the "Sale Component Exercise Notice") pursuant to which such Exercising Partners elect to exercise their Rights to sell (the "Sale Rights") all or any portion of their Partnership Units to the General Partner (or the General Partner's designee), subject to the limitations contained in Paragraph 3 below.

          3. Limitations on Delivery of Exercise Notices. The first Sale Component Exercise Notice may not be exercised prior to the time that Conversion Rights have been exercised to the fullest extent permissible under Paragraph 4 below.

          4. Limitation on Exercise of Conversion Rights. Conversion Rights may be exercised at any time and from time to time to the extent that, upon exercise of the Conversion including shares of Common Stock to be issued in connection with the exercise of such Conversion Rights, in excess of the applicable Ownership Limit or existing Holder Limit, as such terms are defined in the Articles of Incorporation of the General Partner (the "Ownership Limit"). For purposes of computing the Ownership Limit as of any date, the Limited Partner shall be deemed to own all shares of Common stock issuable to the Limited Partner upon the exercise of stock option granted on or before such date under the Stock Incentive Plan. If a Conversion Component Exercise Notice is delivered to the General partner but, as a result of the Ownership Limit or as a result of restrictions contained in the Articles of Incorporation of the General Partner, the Conversion Rights cannot be exercised in full, the Conversion Component Exercise Notice shall be deemed to be modified such that the Conversion Rights shall be exercised only to the extent permitted under the Ownership Limit in accord with the Articles of Incorporation of the General Partner; with the remainder of such Conversion Rights being deemed to be Sale Rights with the corresponding portion of the Conversion Component Exercise Notice being deemed to be a Sale Component Exercise Notice.

          5. Exercise of Sale Rights. Sale Rights may be exercised at any time and from time to time, subject to the limitation contained in Paragraph 3 hereof.

          6. Computation of Consideration/Form of Payment. With respect to the exercise of Conversion Rights, the consideration payable for the Offered Interest shall be the issued by the General Partner of the Common Stock Amount. With respect to the exercise of Sale Rights, the consideration shall, in the sole and absolute discretion of the General Partner, be paid in the form of (a) cash, cashier's or certified check, or by wire transfer of immediately available funds to the Exercising Partner's designated account in the amount of the Cash Amount, or (b) by the issuance by the General Partner of the Common Stock Amount, or (c) any combination of cash and Common Stock equal to the Cash Amount.

          7. Closing; Delivery of Election Notice. The Closing of the acquisition of Offered Interest shall, unless otherwise mutually agreed, be held at the principal offices of the General Partner, on the following date(s):

               (a) With respect to the exercise of Conversion Rights, the closing shall occur on the date agreed to by the General Partner and the Exercising Partners, which date shall in no event be on the date which is the later of (I) ten (10) days after the date of the Conversion Component Exercise Notice and (ii) the expiration or termination of the waiting period applicable to each Exercising Partner, if any, under the Hart-Scott Act; and

               (b) With respect to the exercise of the Sale Rights, the General Partner shall, within thirty (30) days after receipt by the General partner of any Sale Component Exercise Notice which Notice does not violate the provisions of Paragraph 3 hereof, deliver to the Exercising Partners an Election Notice, which Election Notice shall set forth the computation of the Cash Amount and shall specify the form of the consideration (which shall be in accordance with Paragraph 6 hereof) to be paid by the General Partner to such Exercising Partners and the date, time and location for completion of the purchase and sale of the Offered Units, which date shall, to the extent required, in no event be more than (I) ten (10) days after delivery by the General Partner of the Election Notice for Offered Units with respect to which the General Partner has elected to pay the consideration by issuance of shares of its Common Stock or (ii) sixty (60) days after the initial date of receipt by the General Partner of the Sale Component Rights Notice for Offered Units with respect to which the General Partner has elected to pay the Cash Amount; provided, however, that such sixty (60) day period may be extended for an additional period to the extent required for the General Partner to cause additional shares of its Common stock to be issued to provide financing to be used to acquire the Offered Units. Notwithstanding the foregoing, the General partner agrees to use its best efforts to cause the closing of the acquisition of Offered Units hereunder to occur as quickly as possible.

          8. Adjustment to Purchase Price. If, with respect to the exercise of Sale Rights, the General Partner elects to pay all or any portion of the Purchase Price in cash and if as a result thereof the General Partner elects to raise such cash through a public offering of its securities, borrowings or otherwise, the Cash Amount shall be reduced by an amount ("Transaction Expenses") equal to the expenses incurred by the General Partner in connection with such raising of funds allocable to the amounts required to pay the Cash Amount hereunder; provided, however, notwithstanding the foregoing, the Cash Amount shall not be reduced hereunder by an amount exceeding 5% of the Cash Amount computed without regard to the adjustment for Transaction Expenses.

          9. Closing Deliveries. At the closing of the purchase and sale of Offered Units, payment of the consideration shall be accompanied by proper instruments of transfer and assignment and by the delivery of
          (I) representations and warranties of (A) the Exercising Partner with respect to its due authority to sell all of the right, title and interest in and to such Offered Interests to the General Partner and with respect to the status of the Partnership Units being transferred, free and clear of all Liens, and (B) the General Partner with respect to due authority for the purchase of such Offered Units, and (ii) to the extent that any shares of Common Stock are issued in payment of the consideration or any portion thereof, (A) an opinion of counsel for the General Partner, reasonably satisfactory to the Exercising Partners, to the effect that such shares of Common Stock have been duly authorized, are validly issued, fully-paid and non-assessable, and (B) a stock certificate or certificates evidencing the Common Stock to be issued and registered in the name of the Exercising Partner or its designee.

          10. Term of Rights. Unless sooner terminated, the rights of the parties with respect to the Rights shall commence as of the date hereof and lapse for all purposes and in all respects on the thirtieth
          (30) anniversary of the date hereof; provided, however, that the parties hereto shall continue to be bound by an Exercise Notice delivered to the General Partner prior to such anniversary.

          11. Convenants of the General Partner. To facilitate the General Partner's ability to fully perform its obligations hereunder, the General Partner covenants and agrees as follows:

               (a) At all times during the pendency of the Rights, the General Partner shall reserve for issuance such number of shares of Common Stock as may be necessary to enable the General Partner to issue such shares in exchange for all of the Partnership Units held by Limited Partners which are from time to time outstanding.

               (b) As long as the General Partner shall be obligated to file periodic reports under the Exchange Act, the General Partner will timely file such reports in such manner as shall enable any recipient of Common Stock issued to Limited Partners hereunder in reliance upon an exemption form registration under the Securities Act to continue to be eligible to utilize Rule 144 promulgated by the SEC pursuant to the Securities Act, or any successor rule or regulation or statute thereunder, for the resale thereof.

               (c) During the pendency of the Rights, the Limited Partners shall receive in a timely manner all reports filed by the General Partner with the SEC and all other communications transmitted from time to time by the General partner to its stockholders generally.

               (d) Under no circumstances shall the General Partner declare any stock dividend, stock split, stock distribution or the like, unless fair and equitable arrangements are provided, to the extent necessary, to fully adjust, and to avoid any dilution in, the rights of Limited Partners under this Agreement.

               (e) Notwithstanding the General Partner's determination as to the form in which the consideration for the Offered Units shall be payable, the General Partner shall be required to pay such consideration by cashier's check or wire transfer of immediately available funds to the extent that payment by issuance of Common Stock would disqualify the General Partner from being characterized as a REIT.

          12. Limited Partner's Covenant. Each Limited Partner covenants and agrees with the General Partner that all Offered Units tendered to the General Partner in accordance with the exercise of Rights herein provided shall be delivered to the General Partner free and clear of all Liens, and should any Liens exist or arise with respect to such Offered Units, the General Partner shall be under no obligation to acquire the same unless, in connection with such acquisition, the General Partner has elected to pay such portion of the consideration therefor in the form of cash in circumstances where such cash will be sufficient to cause such existing Lien to be discharged in full upon application of all or a part of such consideration and the General
          Partner is expressly authorized to apply such portion of the consideration as may be necessary to satisfy any indebtedness in full and to discharge such Lien in full. Each Limited Partner further agrees that, in the event any state or local property transfer tax is payable as a result of the transfer of its Offered Units to the General Partner (or its designee), such Limited Partner shall assume and pay such transfer tax.

                                    EXHIBIT J

                             [INTENTIONALLY OMITTED]

                                    EXHIBIT M
                             [INTENTIONALLY OMITTED]

                                   SCHEDULE 1
                                 EXERCISE NOTICE


To: Essex Property Trust, Inc.

         Reference is made to that certain First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of April 30, 1997 (the "Partnership Agreement"), pursuant to which Essex Property Trust, Inc., a Maryland corporation, and certain other persons, including the undersigned, formed a California limited partnership currently known as Essex Portfolio, L.P. (the "Partnership"). Capitalized terms used but not defined herein shall have the meanings set forth in the Partnership Agreement. Pursuant to Article XI and Paragraph 2 of EXHIBIT I to the Partnership Agreement, each of the undersigned, being a limited partner of the Partnership (an "Exercising Partner"), hereby elects to exercise its Conversion Rights and/or Sale Rights as to the number of Partnership Units specified opposite its signature below:

Dated:____________________







                               EXERCISING PARTNER
                               ------------------

        Type of Rights Being Exercised (Conversion Rights OR SALE RIGHTS)



NUMBER OF PARTNERSHIP UNITS


Exercising Partners:


----------------------


----------------------

                                   SCHEDULE 2

                                 ELECTION NOTICE

To:  All Exercising Partners

         Reference is made to that certain First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of April 30, 1997 (the "Partnership Agreement"), pursuant to which the undersigned and certain other persons, including the Exercising Partners, formed a California limited partnership currently known as Essex Portfolio, L.P. (the "Partnership"). All capitalized terms used but not defined herein shall have the meanings set forth in the Partnership Agreement. Pursuant to subsection (b) of Paragraph 7 of
Exhibit I to the Partnership Agreement, the undersigned, being the general partner of the Partnership, hereby notifies the Exercising Partners that (a) the consideration for the Partnership Units as to which the Sale Rights are being or are deemed to be exercised is $_________, the computation of which is set forth on an attachment hereto; (b) $______ of the consideration is payable in cash and the balance thereof is payable by issuance of ______ shares of Common Stock; and
(c) the closing of the purchase and sale of the Partnership Units as to which the Sale Rights are being or are deemed to be exercised shall take place at the offices of _______________ at _______a.m., local time, on _____________________.

Dated:_____________________


                           ESSEX PROPERTY TRUST, INC.,
                             a Maryland corporation

                          BY:__________________________

                          ITS:_________________________

                                                                    Exhibit 10.2

                   NINTH MODIFICATION AGREEMENT TO THE AMENDED
                      AND RESTATED REVOLVING LOAN AGREEMENT


         This Ninth Modification Agreement to the Amended and Restated Revolving Loan Agreement ("Agreement") is dated as of October 28, 1997, by Essex Portfolio, L.P., a California limited partnership ("Borrower") and Bank of America National Trust and Savings Association, a national banking association ("Bank").

                               Factual Background

          A. Under an Amended and Restated Revolving Loan Agreement dated February 12, 1996 (the "Loan Agreement"), Bank agreed to continue a revolving loan (the "Loan") to Borrower. Capitalized terms used here without definition have the meanings given to them in the Loan Agreement.

          B. The amount of the line of credit (the "Commitment") under the Loan is Thirty Eight Million Eight Hundred Twenty Thousand and No/100s Dollars ($38,820,000.00). The Commitment was initially secured by amongst other things, a Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing covering certain real property commonly known as Plumtree Apartments ("The Plumtree Property"), 440 N. Winchester Blvd., Santa Clara, California 95050, recorded June 13, 1994 as instrument #12534864 in the official records of Santa Clara County, California ("Plumtree Deed of Trust"), a Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing covering certain real property commonly known as The Apple Apartments ("The Apple Property"), 4141 Stevenson Blvd., Fremont, California 94538, recorded December 20, 1996 as instrument #96323540 in the official records of Alameda County, California, ("Apple Deed of Trust"), a Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing covering certain real property commonly known as the Countrywood Apartments ("The Countrywood Property"), 4555 Thorton Avenue, Fremont, California 94536, recorded December 20, 1996 as instrument #96323538 in the official records of Alameda County, California, ("Countrywood Deed of Trust"), a Leasehold Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing covering certain real property commonly known as 777 California Avenue ("777 California Property"), 777 California Avenue, Palo Alto, California 94304, recorded January 6, 1997 as instrument #13570213 in the official records of Santa Clara County, California ("777 California Deed of Trust"), a Line of Credit Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing covering certain real property commonly known as Witchita Town Center ("Wichita Town Center Property"), 6130 SE King Road, Milwaukie, Oregon, to be recorded in the official records of Clackamas County, Oregon ("Witchita Deed of Trust"), a Line of Credit Deed of Trust with Assignment of Rents, Security agreement and Fixture Filing covering certain real property commonly known as Canby Center ("Canby Center Property"), 1051-1075 SW 1st Avenue, Canby, Oregon, to be recorded in ;the official records of Clackamas County, Oregon ("Canby Deed of Trust"), a Line of Credit Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing covering certain real property commonly known as Cedar Mill Plaza ("Cedar Mill Plaza Property"), NE Cornell Road, Portland, Oregon, to be recorded in the official records of Washington County, Oregon ("Cedar Mill Deed of Trust"), a Line of Credit Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing covering certain real property commonly known as Powell Villa Center ("Powell Villa Center Property"), 3506-3660 SE 122nd Avenue, Portland, Oregon, to be recorded in the official records of Multnomah County, Oregon ("Powell Villa Deed of Trust"), a Line of Credit Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing covering certain real property commonly known as Riviera Shopping Center ("Riviera Shopping Center Property"), 2019 River Road, Eugene, Oregon, to be recorded in the official records of Lane County, Oregon ("Riviera Deed of Trust"), and a Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing covering certain real property commonly known as Garrison Square ("Garrison Square Property"), 7800-8086 East Mill Plain Blvd., Vancouver, Washington, to be recorded in the official records of Clark County, Washington ("Garrison Deed of Trust"), hereby collectively known as (the "Line of Credit Deeds of Trust").

          C. In addition to the above stated Line of Credit Deeds of Trust, the Commitment is also secured by the following deeds of trust in connection with other loans executed by the Borrower as grantor for the benefit of
     Bank: a) a Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing dated May 1, 1995 covering certain real property commonly known as Inglenook Apartments ("The Inglenook Property"), 14220 Juanita Drive, N.E., Bothell, Washington, recorded on May 25, 1995 as Instrument No. 9505250254 in the official records of King County, Washington ("Inglenook Deed of Trust"); and b) a Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing dated November 1, 1995 covering certain real property commonly know as the Wandering Creek
     Apartments ("The Wandering Creek Property"), 12910 SE 240th, Kent, Washington, recorded on November 22, 1995 as Instrument No. 9511220164 in the official records of King County, Washington ("Wandering Creek Deed of Trust"). The Line of Credit Deeds of Trust, the Inglenook Deed of Trust and the Wandering Creek Deed of Trust are hereby collectively known as "Deeds of Trust".

          D. As of the date hereof, three (3) of the properties, known as the Cedar Mill Property, Witchita Property and The Countrywood Property have been sold, and the Cedar Mill Deed of Trust, Witchita Deed of Trust and The Countrywood Deed of Trust are hereby released.

          E. To date, the Apple Deed of Trust, the Plumtree Deed of Trust, the 777 California Deed of Trust and the Garrison Deed of Trust have been recorded in the office of the County Recorder of their respective counties. As of the date hereof and until all of the Conditions Precedent outlined in
     Section 4 of the Third Modification Agreement have been met, the current amount disbursed under the Revolving Loan may not exceed Twenty Five Million One Hundred Ten Thousand and No/100ths Dollars ($25,110,000.00).

          F. In connection with the Loan, Borrower executed ten (10) Secured and Unsecured Indemnity Agreements, three of which have been released for the Cedar Mill Property, the Witchita Property and The Countrywood Property ("Borrower's Unsecured Indemnity"). Borrower's Unsecured Indemnity is a Loan Document as defined below.

          G. Essex Property Trust, Inc., a Maryland Corporation has guarantied Borrower's obligations to Bank in accordance with a Second Amended and Restated Payment Guaranty dated July 30, 1997.

          H. The Loan Agreement was modified by that certain First Modification Agreement to the Amended and Restated Revolving Loan Agreement dated as of July 5, 1996 ("First Modification Agreement"), by that certain Second Modification Agreement to the Amended and Restated Revolving Loan Agreement dated as of October 2, 1996 ("Second Modification Agreement"), by that certain Third Modification Agreement to the Amended and Restated Revolving Loan Agreement dated as of December 16, 1996 ("Third Modification
     Agreement"), by that certain Fourth Modification to the Amended and Restated Revolving Loan Agreement dated January 13, 1997 ("Fourth Modification Agreement"), by that certain Fifth Modification Agreement to the Amended and Restated Revolving Loan Agreement dated March 10, 1997 ("Fifth Modification Agreement"), by that certain Sixth Modification to the Amended and Restated Revolving Loan Agreement dated May 17, 1997 ("Sixth Modification Agreement"), by that certain Seventh Modification to the Amended and Restated Revolving Loan Agreement dated June 30, 1997 ("Seventh Modification Agreement") and by that certain Eighth Modification to the Amended and Restated Revolving Loan Agreement dated July 30, 1997 ("Eighth Modification Agreement"). The Loan Agreement, the First Modification
     Agreement,  the  Second  Modification  Agreement,  the  Third  Modification
     Agreement,  the  Fourth  Modification  Agreement,  the  Fifth  Modification
     Agreement, the Sixth Modification Agreement, the Seventh Modification Agreement and the Eighth Modification Agreement are hereby collectively known as the Loan Agreement.

          I. As used here, the term "Loan Documents" means the Amended and Restated Loan Agreement, the Deeds of Trust, and any other documents executed in connection with the Loan, including those which evidence, guaranty, secure or modify the Loan, as any or all of them may have been amended to date. This Agreement is a Loan Document.

          J. There is currently a $16,525,000.00 outstanding principal balance of the Loan as of October 15, 1997.

          K. The Plumtree Property, the Apple Property, the 777 California Property, the Canby Center Property, the Powell Villa Center Property, the Riviera Shopping Center Property and the Garrison Square Property, will hereby collectively be known as (the "Properties").

                                    AGREEMENT

         Therefore, Borrower and Lender agree as follows:

          1. Recitals. The recitals set forth above in the Factual Background are true, accurate and correct.

          2. Reaffirmation. Borrower hereby reaffirms all of the following:

               Borrower reaffirms all of its obligations under the Loan Documents, and Borrower acknowledges that it has no claims, offsets or defenses with respect to the payment of sums due under Loan Agreement or any other Loan Document.

          3. Modification of Loan Documents. The Loan Agreement is hereby amended as follows:

               3.1  Availability  Period.  The  Expiration  Date as  defined  in
               Section 1.2(a) of the Loan Agreement is hereby amended to read December 2, 1997.

          4. Conditions Precedent. Before this Agreement becomes effective and any party becomes obligated under it, all of the following conditions shall have been satisfied at Borrower's sole cost and expense in a manner acceptable to Bank in the exercise of Bank's sole judgment.

               a. Bank must receive fully executed originals of this Agreement and any other documents which Bank may require or request in accordance with this Agreement or the other Loan Documents.

               b. Bank shall have received reimbursement, in immediately available funds, of all costs and expenses, whenever, incurred by Bank in connection with this Agreement, including charges for title insurance (including endorsements), recording, filing and escrow charges, fees for appraisal, architectural and engineering review, construction services and environmental services, mortgage taxes, and legal fees and expenses of Bank's counsel. Such costs and expense may include the allocated costs for services of Bank's counsel. Such costs and expenses may include the allocated costs for services of Bank's in-house staffs, such as legal, appraisal, construction services and environmental services. Borrower acknowledges that the loan and documentation fees payable in connection with this transaction do not include the amounts payable by Borrower under this subsection. Such expenses will be reasonable and customary.

               c. Bank shall have received its documentation fee in the amount of $250.00.

          5. Borrower's Representations and Warranties. Borrower represents and warrants to Bank as follows:

               (a) Loan Documents. All representations and warranties made and given by Borrower in the Loan Documents are true, accurate and correct.

               (b) No Default. No Event of Default has occurred and is continuing, and no event has occurred and is continuing which, with notice or the passage of time or both, would be an Event of Default

               (c) Properties. Borrower lawfully possesses and holds a fee interest (except for the Leasehold Property) in all of the Properties which are Land, and the Deeds of Trust are a first and prior lien on Borrower's interest (except the Inglenook Deed of Trust and the Wandering Creek Deed of Trust, which are second liens on Borrower's interest). Borrower owns all of the Improvements, and all of the Properties which are personal property, free and clear of any reservations of title and conditional sales contracts, and also of any security interests other than the Deeds of Trust, which are a first and prior lien on such Properties (except the Inglenook Deed of Trust and the Wandering Creek Deed of Trust, which are second liens on such Property). There is no financing statement affecting any Properties on file in any public office except (i) for financing statements in favor of Bank and (ii) financing statements in existence as of the date of the Deeds of Trust that were approved by Bank.

               (d) Borrowing Entity. Borrower is a limited partnership which is duly organized and validly existing under the laws of the State of California. There have been no changes in the organization, composition, ownership structure or formation documents of Borrower since the inception of the Loan with the exception of Tiger/Westbrook Real Estate Fund, LP and Tiger/Westbrook Real Estate Co-Investment Partnership, LP (collectively "Tiger/Westbrook).

               (e) General  Partner.  Essex  Property  Trust,  Inc.,  a Maryland
               corporation ("General Partner") is the sole general partner of Borrower and owns at least 77.18% of the partnership interest in Borrower. General Partner is a corporation which is duly organized and validly existing under the laws of the State of Maryland. There have been no changes in the organization, composition, ownership structure or formation documents of General Partner since the inception of the Loan with the exception of the Tiger/Westbrook preferred equity offering, the Guarantor's secondary common stock offering, the Guarantor's third common stock offering, the Guarantor's fourth common stock offering with Cohen & Steers Capital Management and the Guarantor's fifth common stock offering.

          6. Incorporation. This Agreement shall form a part of each Loan Document, and all references to a given Loan Document shall mean that document as hereby modified.

          7. No Prejudice; Reservation of Rights. This Agreement shall not prejudice any rights or remedies of Bank under the Loan Documents. Bank reserves, without limitation, all rights which it has against any indemnitor, guarantor, or endorser of the Commitment.

          8. No Impairment. Except as specifically hereby amended, the Loan Documents shall each remain unaffected by this Agreement and all such documents shall remain in full force and effect.

          9. Purpose and Effect of Bank's Approval. Bank's approval of any matter in connection with the Loan shall be for the sole purpose of protecting Bank's security and rights. No such approval shall result in a waiver of any default of Borrower. In no event shall Bank's approval be a representation of any kind with regard to the matter being approved.

          10. Disclosure to Title Company. Without notice to or the consent of Borrower, Bank may disclose to any title insurance company which insures any interest of Bank under the Deeds of Trust (whether as primary insurer, coinsurer or reinsurer) any information, data or material in Bank's possession relating to Borrower, the Loan, the Improvements or the Property.

          11. Integration. The Loan Documents, including this Agreement: (a) integrate all the terms and conditions mentioned in or incidental to the Loan Documents; (b) supersede all oral negotiations and prior and other writings with respect to their subject matter; and (c) are intended by the parties as the final expression of the agreement with respect to the terms and conditions set forth in those documents and as the terms, conditions and provisions of this Agreement and those of any other agreement or instrument, including any of the other Loan Documents, the terms, conditions and provisions of this Agreement shall prevail.

          12. Miscellaneous. This Agreement and any attached consents or exhibits requiring signatures may be executed in counterparts, and all counterparts shall constitute but one and the same document. If any court of competent jurisdiction determines any provision of this Agreement or any of the other Loan Documents to be invalid, illegal or unenforceable, that portion shall be deemed severed from the rest, which shall remain in full force and effect as thought the invalid, illegal or unenforceable portion had never been a part of the Loan Documents. This Agreement shall be governed by the laws of the State of California, without regard to the choice of law rules of that State. As used here, the word "include(s)" means "include(s), without limitation," and the word "including" means "including, but not limited to."

ESSEX PORTFOLIO, L.P., a California                   BANK OF AMERICA
limited partnership                                   NATIONAL TRUST AND
                               SAVINGS ASSOCIATION

By:      ESSEX PROPERTY TRUST, INC.,
         a Maryland corporation, its
         General Partner                          By: /S/ KRISTINE HACHIYA
                                                  ------------------------
                                                  Kristine Hachiya
         By:  /S/ MICHAEL J. SCHALL               Vice President
         --------------------------
         Name: Michael J. Schall
         Title:  Chief Financial Officer

                               GUARANTOR'S CONSENT


          ESSEX PROPERTY TRUST, INC., a Maryland corporation ("Guarantor") hereby consents to the terms, conditions and provisions of the foregoing Ninth Modification Agreement and the transactions contemplated by it. Guarantor hereby reaffirms the full force and effectiveness of its Second Amended and Restated Payment Guaranty dated July 30, 1997 ("Guaranty"). In addition, Guarantor acknowledges that its obligations under the Guaranty are separate and distinct from those of Borrower on the Loan.

Dated:   October 28, 1997

Guarantor

By:      ESSEX PROPERTY TRUST, INC.
         a Maryland corporation

         BY:/S/ MICHAEL J. SCHALL
         ------------------------
         Name: Michael J. Schall
         Title:   CFO

                           ESSEX PROPERTY TRUST, INC.               Exhibit 11.1
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                 (Dollars in thousands except per share amounts)

                                                                       QUARTER ENDED SEPTEMBER        NINE MONTHS ENDED
                                                                                  30,                   SEPTEMBER 30,
                                                                          1997          1996          1997         1996
                                                                          ----          ----          ----         ----
    ............................................................

PRIMARY:
    Net income .................................................   $    10,967   $     2,232   $    22,089   $     5,334
    Less:
       Dividends on 8.75% Convertible Preferred Stock, .........           876           197         1,805           197
       Series 1996A

                                                                   ===========   ===========   ===========   ===========
    Net income applicable to common stockholders ...............   $    10,091   $     2,035   $    20,284   $     5,137
                                                                   ===========   ===========   ===========   ===========

    Weighted average shares outstanding ........................    13,915,790     7,583,255    13,024,696     6,692,496
    Weighted average shares of dilutive stock options using
       average stock price under the treasury stock method .....       217,565        27,884       205,689        27,884

                                                                   ===========   ===========   ===========   ===========
    Weighted average shares used in net income per share .......    14,133,355     7,611,139    13,230,385     6,720,380
    calculation
                                                                   ===========   ===========   ===========   ===========

    Net income per share .......................................   $      0.71   $      0.27   $      1.53   $      0.76
                                                                   ===========   ===========   ===========   ===========


FULLY  DILUTED:
    Adjusted shares - primary, from above ......................    14,133,355     7,611,139    13,230,385     6,720,380
    Weighted average shares issuable upon conversion of the
       8.75% Convertible Preferred Stock, Series 1996A .........     1,828,572       411,936     1,255,887       137,312
    Additional weighted average shares of dilutive stock options using end of period stock price under the treasury stock
       method ..................................................        25,353             0        38,856             0

                                                                   ===========   ===========   ===========   ===========
    Weighted average number of common shares - assuming ........    15,987,280     8,023,075    14,525,128     6,857,692
    full dilution
                                                                   ===========   ===========   ===========   ===========

    Earnings per common share - assuming full dilution .........   $      0.69   $      0.27(1)$      1.52   $      0.76(1)
                                                                   ===========   ===========   ===========   ===========



(1) For 1996, the 8.75% Convertible Preferred Stock, Series 1996A were antidilutive and accordingly, the results of the primary earnings per share is reported for earnings per common share - assuming full dilution.

                           ESSEX PROPERTY TRUST, INC.               Exhibit 12.1
 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                          (in thousands, except ratios)

                                                                                                                 ESSEX PARTNERS
                                                                  ESSEX PROPERTY TRUST, INC.                       PROPERTIES
                                               ---------------------------------------------------------------   ---------------

                                                                                                    PERIOD OF       PERIOD OF
                                               9 MONTHS ENDED    YEAR ENDED        YEAR ENDED     JUNE 13, 1994   JANUARY 1, 1994
                                               SEPTEMBER 30,     DECEMBER 31,      DECEMBER 31,   TO DECEMBER 31,   TO JUNE 12,
                                                    1997              1996            1995             1994            1994
                                               -------------    -------------      -----------      -----------    -------------
    .......................................

EARNINGS:
  Income before provision for income taxes,
    extraordinary items and minority
interest ..................................          $25,676          $14,970          $14,244          $ 4,397          $   332
  Interest expense
                                                       9,348           11,442           10,928            4,304            5,924
  Amortization of deferred financing
costs .....................................              383              639            1,355              773               96
                                                     -------          -------          -------          -------          -------
  TOTAL EARNINGS
                                                     $35,407          $27,051          $26,527          $ 9,474          $ 6,352
                                                     -------          -------          -------          -------          -------

FIXED CHARGES:
  Interest expense
                                                     $ 9,348          $11,442          $10,928          $ 4,304          $ 5,924
  Convertible preferred stock
dividends .................................            1,805              635             --               --               --
  Amortization of deferred financing
costs .....................................              383              639            1,355              773               96
  Capitalized interest
                                                         470              115               92             --               --
                                                     -------          -------          -------          -------          -------
  TOTAL FIXED CHARGES AND PREFERRED
    STOCK DIVIDENDS
                                                     $12,006          $12,831          $12,375          $ 5,077          $ 6,020
                                                     -------          -------          -------          -------          -------
RATIO OF EARNINGS TO FIXED CHARGES
  (EXCLUDING PREFERRED STOCK ..............             3.47             2.22             2.14             1.87             1.06
DIVIDENDS)
                                                     =======          =======          =======          =======          =======
RATIO OF EARNINGS TO COMBINED FIXED
  CHARGES AND PREFERRED DIVIDENDS .........             2.95             2.11             2.14             1.87             1.06
                                                     =======          =======          =======          =======          =======