Form 10-K
period 1997-12-31
ESSEX PROPERTY TRUST INC
filed 1998-03-31
CIK 920522

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
           (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)

                925 E. MEADOW DRIVE, PALO ALTO, CALIFORNIA 94303
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment the Form 10-K. [ ]

     As of March 25, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $547,432,836. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     As of March 25, 1998, 16,625,410 shares of Common Stock ($.0001 par value) were outstanding.

     LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part IV, Item 14, on page number 28.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held April 28, 1998.

================================================================================

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                       PAGE NO.
                                                                       --------
                                    PART I
Item 1   Business....................................................         1
Item 2   Properties..................................................        12
Item 3   Legal Proceedings...........................................        15
Item 4   Submission of Matters to a Vote of Security Holders.........        15
                                    PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................        16
Item 6   Summary Financial and Operating Data........................        19
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................        21
Item 8   Financial Statements and Supplemental Data..................        28
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................        28
                                   PART III
Item 10  Directors and Executive Officers of the Registrant..........        28
Item 11  Executive Compensation......................................        28
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................        28
Item 13  Certain Relationships and Related Transactions..............        28
                                    PART IV
Item 14  Exhibits, Financial Statements Schedules and Reports on Form
         8-K.........................................................        28
Signatures...........................................................        30

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

     The Company is a self-administered and self-managed equity real estate investment trust ("REIT") that was formed in 1994 to continue and expand the real estate investment and management operations conducted by Essex Property Corporation since 1971. The Company's multifamily residential portfolio consists of ownership interests in 54 properties comprising 10,700 apartment units, of which 19 properties are located in Southern California, 13 are located in the San Francisco Bay Area, 18 are located in the Seattle metropolitan area, and four are located in Portland, Oregon metropolitan area. The Company also owns three retail properties, which are located in the Portland, Oregon metropolitan area and which the Company presently considers to be held for sale, and two office buildings located in Palo Alto, California, one of which houses the Company's headquarters (collectively, the "Commercial Properties," and together with the Company's 54 multifamily residential properties, the "Properties").

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

     The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 89.9% general partnership interest and senior members of the Company's management and certain outside investors own an approximate 10.1% limited partnership interest in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

     All references to "Essex" or the "Company" in this report refer to Essex Property Trust, Inc. and those entities owned or controlled by Essex Property Trust, Inc., including the Operating Partnership. Unless otherwise specified, information about Essex and the properties refers to the operations of Essex after the completion of the Offering and the operations of Essex Property Corporation ("EPC") prior to the completion of the Offering.

     Essex was formed to continue and expand the real estate investment and management operations conducted by EPC since 1971. Since its inception, Essex has successfully acquired, developed, managed and/or disposed of a combination of approximately 187 property and portfolio assets in seven major metropolitan markets in the western United States at an aggregate investment in excess of $1.2 billion. Such properties have included various types of commercial property, with a focus on multifamily residential property. Essex's multifamily residential property investments have involved an aggregate of more than 19,780 apartment units.

BUSINESS OBJECTIVES

     The Company's primary business objective is to maximize Funds from Operations and total returns to stockholders through continued active leasing, property management and active portfolio management. The Company's strategies include:

     - Active Property Marketing and Management. Maximize, on a per share basis, cash available for distribution and the capital appreciation of its property portfolio through active property marketing and management.

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

     Property Type Focus. The Company focuses on acquisition of multifamily residential communities, containing between 75 and 600 units. The Company believes that these types of properties offer attractive opportunities because such properties (i) are often mispriced by real estate sellers and buyers who lack Essex's ability to obtain and use real-time market information, (ii) provide opportunities for value enhancement since many of these properties have been owned by parties that either are inadequately capitalized or lack the professional property management expertise of Essex, and (iii) can be readily exchanged or sold during periods of changing market conditions due to the relatively large pool of prospective and qualified buyers for such properties.

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

     Following the above criteria, the Company is currently pursuing investment opportunities in selected markets of Northern and Southern California, the Seattle Metropolitan Area and the Portland, Oregon Metropolitan Area.

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

     - Local Market Conditions. Local market knowledge includes (i) local factors that influence whether a sub-market is desirable to tenants; (ii) the extent to which the area surrounding a property is improving or deteriorating; and (iii) local investment market dynamics, including the relationship between the value of a property and its yield, the prospects for capital appreciation and market depth.

     Recognizing that all real estate markets are cyclical, Essex regularly evaluates the results of regional economic and local market research and adjusts asset acquisitions and portfolio allocations accordingly. Essex actively manages the allocation of assets within its portfolio. Essex seeks to increase its portfolio allocation in markets projected to have economic growth and to decrease such allocations in markets projected to have declining economic conditions. Likewise, Essex also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields. Although Essex is generally a longterm investor, it does not establish defined or preferred holding periods for its Properties.

CURRENT BUSINESS ACTIVITIES

     Essex conducts substantially all of its activities through the Operating Partnership, of which Essex owns an approximate 89.9% general partnership interest. An approximate 10.1% limited partnership interest in the Operating Partnership is owned by directors, officers and employees of Essex and certain third-party investors. As the sole general partner of the Operating Partnership, Essex has operating control over the management of the Operating Partnership and each of the Properties. From time to time, the Company may invest in Properties through the acquisition of an interest in another entity, based upon the criteria described above. The Company does not plan to invest in any securities of other entities not engaged in real estate activities. Three of the multifamily residential Properties located in the State of Washington are owned by partnerships in which the Operating Partnership owns a 99% general partnership interest and Essex Washington Interests Partners ("EWIP") owns the remaining 1% Partnership interest. The Operating Partnership owns a 99% general partnership interest in EWIP and Essex owns the remaining 1% general partnership interest. EWIP was organized in March 1994 as a California general partnership. Ten of the Operating Partnership's properties are owned by single asset limited partnerships of which Essex Portfolio, L.P. has a minimum 99% limited partnership interest. The maximum 1% general partnership interest is owned by Essex Management Corporation ("EMC") or a corporation of which EMC owns 100% of the voting common stock. Three of the Operating Partnerships properties are owned by single asset partnerships of which Essex Portfolio, L.P. has an 84% limited partnership interest, EMC has a 1% general partnership interest; the remaining 15% is owned by an unrelated third party. The Operating Partnership owns a 49.9% limited partnership in Jackson School Village L.P., ("JSV") which was formed to develop and operate a 200 unit apartment community. The unrelated third party general partner in JSV provides development services to the partnership.

     The Company holds a 1% limited partnership interest in seven partnerships which collectively own two multifamily properties. These investments were made under arrangements whereby EMC became the general partner and the existing partners were, granted the right to require the applicable partnership to redeem their interests for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.

     Essex has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ended December 31, 1994. In order to maintain compliance with REIT tax rules, Essex provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through EMC. Essex owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of Essex own 100% of EMC's 1,000 shares of common stock.

     On June 20, 1996, the Company entered into a definitive agreement to sell 1,600,000 shares or $40,000,000 of the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-investment Partnership, L.P. (collectively, "Tiger/Westbrook"). In September 1996, Tiger/Westbrook completed the purchase of 800,000 shares of Convertible Preferred Stock and, in June 1997, Tiger/Westbrook purchased the remaining 800,000 shares. Holders of shares of Convertible Preferred Stock are entitled to receive annual cumulative cash dividends, payable quarterly, in an amount equal to the greater of (i) $2.1875 per share (8.75% of the $25.00 per share price) or
(ii) the dividends (subject to adjustment) paid with respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock. As of March 20, 1998 all of the 1.6 million authorized shares of Convertible Preferred Stock are convertible into common stock at the option of the holder. The conversion price per share of Convertible Preferred Stock is $21.875, subject to adjustment under certain circumstances.

     In August 1996, Essex sold 2,530,000 shares of common stock in a public offering for $22.75 per share. In December 1996, Essex sold 2,783,000 shares of common stock in a public offering for $27.75 per share. In March 1997, Essex completed the sale of 2,000,000 shares of its common stock to Cohen & Steers at a price of $29.13 per share. In September 1997, the Company completed a public offering of 1,495,000 shares of its common stock at a price of $31.00 per share. In December 1997, the Company completed a public offering of 1,500,000 shares of common stock at a price of $35.50 per share.

     The Company contributed the net proceeds from each of the offerings and sales to the Operating Partnership and, as a result of such contributions, the Company increased its ownership interest in the Operating Partnership to an approximate 89.9% general partnership interest.

     Subsequent to December 31, 1997, the Operating Partnership completed the sale of 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred units to an institutional investor in a private placement at a price of $50.00 per unit.

     The Operating Partnership utilized the proceeds of these equity transactions to fund the acquisition and development of multifamily properties, to reduce outstanding indebtedness, and for general corporate purposes.

ACQUISITIONS

     During 1997, Essex acquired ownership interests in twenty-seven multifamily properties consisting of 4,213 units for an aggregate contract purchase price of approximately $317.1 million. These investments were primarily funded by the equity transactions completed in 1997. Sixteen properties (2,525 units) are located in Southern California, seven of these properties (1,122 units) are located in the greater Seattle metropolitan area, two (176 units) are located in Northern California, and two (390 units) are located in the greater Portland, Oregon metropolitan area. Multifamily property ownership interests acquired in 1997 are as follows:

               NAME                          LOCATION            UNITS    PURCHASE PRICE
               ----                          --------            -----    ---------------
                                                                           (IN MILLIONS)
SOUTHERN CALIFORNIA PROPERTIES
Camarillo Oaks....................    Camarillo, CA                193        $ 12.0
Casa del Mar......................    Pasadena, CA                  96           6.1
Casa Mango........................    San Diego, CA                 96           9.9
Huntington Breakers...............    Huntington Beach, CA         342          30.4
Kings Road........................    Los Angeles, CA              196          12.9
Park Place/Windsor Court..........    Los Angeles, CA              118          11.0
Riverfront Apartments.............    San Diego, CA                228          28.1
Highridge(1)......................    Rancho Palos Verdes, CA      255          25.3
Tara Village......................    Tarzana, CA                  168          10.3

               NAME                          LOCATION            UNITS    PURCHASE PRICE
               ----                          --------            -----    ---------------
                                                                           (IN MILLIONS)
The Bluffs II.....................    San Diego, CA                224          10.7
The Village.......................    Oxnard, CA                   122           7.7
Trabuco Villas....................    Lake Forest, CA              132          11.9
Villa Scandia.....................    Ventura, CA                  118           5.2
Wilshire Promenade................    Fullerton, CA                128          10.3
Windsor Terrace...................    Pasadena, CA                 109           7.1
                                                                 -----        ------
                                                                 2,525        $198.9
SEATTLE METROPOLITAN AREA
Anchor Village(1).................    Mukilteo, WA                 301        $ 13.1
Bridle Trails.....................    Kirkland, WA                  92           6.6
Castle Creek......................    Newcastle, WA                216          20.0
Evergreen Heights.................    Kirkland, WA                 200          15.8
Maple Leaf........................    Seattle, WA                   48           3.8
Spring Lake.......................    Seattle, WA                   69           3.9
Stonehedge Village................    Bothell, WA                  196          14.2
                                                                 -----        ------
                                                                 1,122        $ 77.4
PORTLAND METROPOLITAN AREA
Meadows at Cascade Park...........    Vancouver, WA                198        $ 11.1
Village at Cascade Park...........    Vancouver, WA                192          10.4
                                                                 -----        ------
                                                                   390        $ 21.5
NORTHERN CALIFORNIA
Foothill Gardens/Twin Creeks......    San Ramon, CA                176        $ 19.2
                                                                 -----        ------
          Total...................                               4,213        $317.1
                                                                 =====        ======

---------------
(1) The Company holds a 1% limited partner interest in the partnerships which own these multifamily properties. These investments were made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interests for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.

DISPOSITIONS

     In 1997, Essex sold one Northern California multifamily property and three Portland retail properties for an aggregate net sales price of $15,470,000. The proceeds were used to fund acquisitions of multifamily properties.

DEVELOPMENT

     The Company has approved six development projects comprising of 1,330 multifamily units and having an approximate projected cost of $150,000,000 to be completed over the next two years.

     In August 1997, Essex entered into a partnership which has acquired a 15 acre site located in Issaquah, Washington. The partnership is developing a 245 unit multifamily community on this site. Essex has contributed $3,500,000 to the partnership in return for a 45% ownership interest in it. The estimated total capitalized cost is $25,300,000. Essex has the option to purchase the property within five years of completion. The partnership began development on this project in August 1997.

     In September 1997, Essex broke ground on the Fountain Court Property, located in Seattle, Washington, which is anticipated to consist of a 320 unit multifamily community. Essex has contributed $4,000,000 to the joint venture in return for a 49% ownership interest in it. A $22,500,000 construction loan commitment has been obtained. Essex's partner in this joint venture is a local Seattle developer. In accordance with the terms of the agreement, in the year 2000 the Operating Partnership is to purchase its partners' 51% interest, resulting in an estimated total capitalized cost for Fountain Court of $31,350,000.

     In September 1997, Essex purchased a 2.5 acre site located in Marina Del Rey, California, on which it intends to build a multifamily property of up to 188 units. The estimated total capitalized cost for the community is $28,900,000. Essex expects to begin development of the project in May 1998.

     In September 1997, Essex purchased a 14.8 acre site located in La Habra, California. Essex plans to develop Hillsborough Park Apartments, a 235 unit multifamily community, on this site. The estimated total capitalized cost is $19,100,000. Essex began development of the project in March 1998.

     In December 1997, Essex entered into a contract to purchase a 238 unit multifamily community currently under construction in San Jose, California. The estimated total capitalized cost for the community is $36,100,000. Essex's acquisition is scheduled to close upon completion of the project in March 1999.

     In December 1997, Essex acquired a 2.6-acre parcel of land in Walnut Creek, California for approximately $2.5 million. Essex intends to construct an approximate 106 unit multifamily community at an estimated total capitalized cost of approximately $11,400,000. Construction is anticipated to begin in the spring of 1998.

     As part of its previous acquisition of The Shores Property, Essex acquired an adjacent 8.1-acre parcel of land which is zoned for additional apartment development. Essex is developing on this parcel approximately 100 additional apartment units as an expansion to The Shores Property. It is anticipated that the development of additional units at The Shores will produce an attractive incremental return from the Property as a result of (i) an increase in the number of units available for rent with no additional land cost and (ii) the utilization of the existing leasing office, staff and amenities for the new units. Essex will begin construction of the additional units in 1998. The estimated total capitalized cost of this project is approximately $13,100,000. This project is still in its entitlement phase.

OFFICES AND EMPLOYEES

     Essex is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon, West Lake Village, California and Tustin, California. As of December 31, 1997, Essex had approximately 370 employees.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. In addition, certain environmental laws impose liability for release of asbestos-containing materials ("ACMs"), into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, financial results, management and development of real properties, Essex could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

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

     The environmental studies revealed the presence of groundwater contamination on certain of the Properties. Certain of these Properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and one Property was previously occupied by an industrial user that was identified as the source of contamination. The environmental studies noted that certain of the Properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that contamination existed at certain Properties because of the presence of underground fuel storage tanks which have been removed. There are asbestos-containing materials in a number of the properties, primarily in the form of ceiling texture, floor tiles and adhesives, which are generally in good condition. At properties where radon has been identified as a potential concern, Essex has implemented remediating measures and additional testing. Based on its current knowledge, the Company does not believe that future liabilities associated with asbestos and radon will be material. Based on the information contained in the environmental studies, Essex believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these Properties would not have a material adverse effect on Essex's financial condition, result of operations, or liquidity.

     Certain Properties which have been sold by the Company were identified as having potential groundwater contamination. While the Company does not anticipate any losses or costs related to groundwater contamination on Properties which have been sold, it is possible that such losses or costs may materialize in the future.

     Except with respect to one Property, Essex has no indemnification agreements from third parties for potential environmental clean-up costs at its Properties. Essex has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the properties formerly owned by Essex. No assurance can be given that existing environmental studies with respect to any of the Properties reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the Properties. Essex has no insurance coverage for the types of environmental liabilities described above.

INSURANCE

     The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Company does not have insurance. All of the Properties are located in areas that are subject to earthquake activity, including 34 Properties in California, 19 Properties in Washington and 6 Properties in Oregon. Essex has obtained earthquake insurance for all the Properties. This earthquake insurance is subject to an aggregate limit of $25.0 million payable upon a covered loss in excess of a $5.0 million self-insured retention amount and a 15% deductible. Essex may selectively exclude properties from being covered by earthquake insurance based on management's evaluation of the following factors: (i) the availability of coverage on terms acceptable to Essex, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. In addition, despite earthquake coverage on all of its Properties placed in service, should a property sustain damage as a result of an earthquake, Essex may incur losses due to deductibles, co-payments or losses in excess of applicable insurance, if any.

     Although Essex carries certain insurance for non-earthquake damages to its properties and liability insurance, Essex may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance.

COMPETITION

     Essex's Properties compete for tenants with similar properties primarily on the basis of location, rent charged, services provided, and the design and condition of the improvements. Competition for tenants from competing properties affects the amount of rent charged as well as rental growth rates, vacancy rates, deposit amounts, and the services and features provided at each property. While economic conditions are generally stable in Essex's target markets, a prolonged economic downturn could have a material adverse effect on Essex's financial position, results of operations or liquidity.

     Essex also experiences competition when attempting to acquire properties that meet its investment criteria. Such competing buyers include domestic and foreign financial institutions, other REIT's, life insurance companies, pension funds, trust funds, partnerships and individual investors.

WORKING CAPITAL

     The Company expects to meet its short-term liquidity requirements by using working capital, amounts available on lines of credit, and any portion of net cash flow from operations not required for distributions. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of distributions by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $75,110,000. At December 31, 1997 Essex had an outstanding balance of $27,600,000 under these facilities.

OTHER MATTERS

     Essex's operating results may be affected by the matters discussed above under the captions "Environmental Matters" and "Insurance" as well as by the following factors:

     Debt Financing; Risk of Uncertainty of Ability to Refinance Balloon Payments and Risk of Rising Interest Payments. Essex is subject to the risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, that the Company will not be able to refinance existing indebtedness on the encumbered Properties or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. As of December 31, 1997, Essex had outstanding approximately $276.6 million of indebtedness (including $58.8 million of variable rate mortgage investments), of which $251.7 million is secured by certain of the Properties.

     Essex is not expected to have sufficient cash flows to make all of the balloon payments of principal when due under its mortgage indebtedness and lines of credit which were, as of December 31, 1997, an aggregate of approximately $276.6 million. As of December 31, 1997, such mortgage indebtedness and lines of credit have the following scheduled maturity dates: 1998 -- $31.7 million;
1999 -- $4.5 million; 2000 -- $4.8 million; 2001 -- $60.9 million; 2002 and thereafter -- $174.7 million. As a result, Essex will be subject to risks that it will not be able to refinance such mortgage indebtedness and the mortgaged properties could be foreclosed upon by or otherwise transferred to the mortgagee with a consequent loss of income and asset value to Essex, or, that the indebtedness, if any, refinanced will have higher interest rates. An inability to make such payments when due could cause the mortgage lender to foreclose on the Properties securing the mortgage, which would have a material adverse effect on Essex.

     As of December 31, 1997, Essex had approximately $58.8 million of variable rate mortgage indebtedness, which bears interest at a floating rate tied to the rate of short-term tax exempt securities. Although approximately $29.2 million of such variable rate indebtedness is subject to an interest rate protection agreement which may reduce the risks associated with fluctuations in interest rates, an increase in interest rates would have an adverse effect on Essex's net income and results of operations.

     Acquisition Activities; Risks that Acquisitions Will Fail to Meet Expectations. The Company intends to actively continue to acquire multifamily residential properties. Acquisitions of such properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. The Company anticipates that future acquisitions will be financed, in whole or in part, under existing credit facilities or loan commitments or other lines of credit or other forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could have a diluting effect on the interest of existing shareholders of the Company. If new acquisitions are financed under existing lines of credit, there is a risk that, unless substitute financing is obtained, further availability under the lines of credit for new acquisitions may not be available or may be available only on disadvantageous terms. In addition, there is a risk that upon the maturity of such existing lines of credit, the lines of credit will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness. Further, acquisitions of properties are subject to the general risks associated with real estate investments. See "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks".

     Development Activities; Risks that Developments Will Be Delayed or Not Completed. The Company pursues multifamily residential property development projects. Such projects generally require various governmental and other approvals, the receipt of which cannot be assured. The Company's development activities will entail certain risks, including the expenditure of funds on and devotion of management's time to projects which may not come to fruition; the risk that construction costs of a project may exceed original estimates, possibly making the project not economical; the risk that a development project may experience delays due to, among other things, adverse weather conditions; the risk that occupancy rates and rents at a completed project will be less that anticipated; and the risk that expenses at a completed development will be higher than anticipated. These risks may result in a development project causing a reduction in the funds available for distribution. Further, development of properties is subject to the general risks associated with real estate investments. See "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

     The Geographic Concentration of the Properties may Adversely Impact Essex's Income Due to Fluctuations in Local Markets. Approximately 43%, 25%, 26% and 6% of Essex's rental revenues for the year ended December 31, 1997 were derived from Properties located in the San Francisco Bay Area, the Seattle metropolitan area, Southern California and the Portland metropolitan area, respectively. As a result of this geographic concentration, if a local property market performs poorly, the income from the Properties in that market could decrease and, in turn, the ability of the Company to make expected dividends to stockholders could be adversely affected. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently, has an impact on the income from the Properties and their underlying values. The financial results of major local employers may have an impact on the cash flow and value of certain of the Properties.

     Competition in the Multifamily Residential Market May Adversely Affect the Company's Operations and the Demand for the Company's Properties. There are numerous housing alternatives that compete with the multifamily Properties in attracting residents. The multifamily Properties compete directly with other multifamily rental apartments and single family homes that are available for rent in the markets in which the Properties are located. The Properties also compete for residents with new and existing homes and condominiums. In addition, other competitors for development and acquisitions of properties may have greater resources than the Company. If such competition results in a reduced demand for the Company's Properties or if the Company's competitors develop and/or acquire competing properties on a more cost-effective basis than the Company, the Company may experience a drop in rental rates, which may have a material adverse effect on the Company's financial position and results of operations.

     The Company faces competition from other REITs, businesses and other entities in the acquisition, development, operation of its properties. Some of the Company's competitors are larger and have greater financial resources than the Company. This competition may result in a higher cost for properties the Company wishes to acquire and/or develop.

     Debt Financing on Properties May Result in Insufficient Cash Flow. Where possible, the Company intends to continue to use leverage to increase the rate of return on its investments and to allow the Company to make more investments than it otherwise could. Such use of leverage presents an additional element of risk in the event that the cash flow from the Properties is insufficient to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. To the extent the Company or Operating Partnership determines to obtain additional debt financing in the future, it may do so through mortgages on some or all of its properties. These mortgages may be on recourse, non-recourse, or cross-collateralized bases. As of December 31, 1997, the Company had mortgages on 15 Properties which were secured by deeds of trust relating solely to those Properties, one mortgage which was cross-collateralized by 8 Properties and two mortgages each of which were cross-collateralized by 3 Properties. The Company also held a line of credit that was secured by 6 Properties. Holders of indebtedness which is so secured will have a claim against these Properties and to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties which are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by Properties. Foreclosure of Properties would result in a loss of income and asset value to the Operating Partnership and the Company.

     Bond Compliance Requirements May Limit the Company's Income from Certain Properties. As of December 31, 1997 the Company had approximately $60.3 million of tax-exempt financing relating to its Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Meadowood Apartments and Camarillo Oaks Apartments. The tax-exempt financing subjects these Properties to certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financing in the future. In addition, the Internal Revenue Code of 1986, as amended (the "Code") and the regulations promulgated thereunder impose various restrictions, conditions and requirements relating to the exclusion from gross income for federal income tax purposes of interest on qualified bond obligations, including requirements that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. The bond compliance requirements and the requirements of any future tax-exempt bond financing utilized by the Company may have the effect of limiting the Company's income from the tax-exempt financed properties if the Company is required to lower its rental rates to attract residents who satisfy the median income test. If the required number of apartment homes are not reserved for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations of the Company under the bond documents may be accelerated and other contractual remedies against the Company may be available.

     Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks. Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the Properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, Essex's cash flow and ability to make distributions to its stockholders will be adversely affected. The performance of the economy in each of the areas which the Properties are located affects occupancy, market rental rates and expenses and, consequently, has an impact on the income from the Properties and their underlying values. The financial results of major local employers may have an impact on the cash flow and value of certain Properties.

     Income from the Properties may be further adversely affected by, among other things, the general economic climate, local economic conditions in which the Properties are located, such as oversupply of space or a reduction in demand for rental space, the attractiveness of the Properties to tenants, competition from other available space, the ability of Essex to provide for adequate maintenance and insurance and increased operating expenses. There is also the risk that as leases on the Properties expire, tenants will enter into new leases on terms that are less favorable to Essex. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., the Americans with Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing. In addition, real estate investments are relatively illiquid and, therefore, will tend to limit the ability of Essex to vary its portfolio promptly in response to changes in economic or other conditions.

     Joint Ventures and Joint Ownership of Properties and Interests in Corporations and Limited Partnerships Could Limit the Company's Ability to Control Such Properties. Instead of purchasing properties directly, the Company may invest as a co-venturer or acquire interests in corporations and limited partnerships.

     Joint venturers often have equal control over the operation of the joint venture assets. Therefore, such investments may, under certain circumstances, involve risks such as the possibility that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the business interests or goals of the Company, or be in a position to take action contrary to the instructions or the requests of the Company or contrary to the Company's policies or objectives. Consequently, actions by a co-venturer might result in subjecting property owned by the joint venture to additional risk. Although the Company seeks to maintain sufficient control of any joint venture to permit the Company's objectives to be achieved, it may be unable to take action without the approval of its joint venture partners or its joint venture partners could take actions binding on the joint venture without the Company's consent. Additionally, should a joint venture partner become bankrupt, the Company could become liable for such partner's share of joint venture liabilities.

     From time to time, the Company, through the Operating Partnership, invests in corporations or limited partnerships which have been formed for the purpose of acquiring or managing real property. In certain circumstances, the Operating Partnership's interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership's ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) in the event that the operations of such an entity conflict with the Operating Partnership's objectives. In addition, the Operating Partnership's ability to dispose of its interests in such an entity may be limited. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in the entity.

     Investments in Mortgages. The Company may invest in mortgages (first, second or third mortgages which may or may not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed), in part as a strategy for ultimately acquiring the underlying property. In general, investments in mortgages include the risk that the value of mortgaged property may be less than the amounts owed, the risk that interest rates payable on the mortgages may be lower than the Company's cost of funds, and, in the case of junior mortgages, the risk that foreclosure of a senior mortgage would eliminate the junior mortgage. If any of the above were to occur, cash flows from operations and the Company's ability to make expected dividends to stockholders could be adversely affected. The Company anticipates that such investment in mortgage receivable will not in the aggregate be significant. In March 1997, the Company acquired a mortgage receivable for approximately $785,000 which had an outstanding balance of approximately $885,000 as of December 31, 1997, and is secured by a multifamily property. This mortgage receivable represents the only mortgage receivable investment of the Company as of the date hereof.

     Changes in Real Estate Tax and Other Laws. Costs resulting from changes in real estate tax laws generally are not directly passed through to residential property tenants and increases in income, service or other taxes, generally are also not passed through to tenants under leases and may adversely affect the Company's funds from operations and its ability to make distributions to stockholders. Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant reduction in revenue or unanticipated expenditures, which would adversely affect the Company's funds from operations and its ability to make distributions to stockholders.

     Changes in Financing Policy; No Limitation on Debt. Essex has adopted a policy of maintaining a debt-to-total-marketcapitalization ratio of less than 50%. Essex calculates the debt-to-total-market capitalization ratio based on the ratio of total property indebtedness to the sum of (i) the aggregate market value of the outstanding shares of common stock (based on the greater of current market price or the gross proceeds per share from public offerings of its shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of Common Stock and the conversion of all shares of Convertible Preferred Stock into shares of common stock and (ii) the total property indebtedness. Based on this calculation, Essex's debt-to-total-marketcapitalization ratio was 28% as of December 31, 1997.

     The organizational documents of the Company and the Operating Partnership do not limit the amount or percentage of indebtedness that may incur. Accordingly, the Board of Directors of the Company could change the current policies of the Company and the Operating Partnership regarding indebtedness. If these policies were changed, the Company and the Operating Partnership could become more highly leveraged, resulting in an increased risk of default on the obligations of the Company and the Operating Partnership and in an increase in debt service requirements that could adversely affect the financial condition, results of operations and liquidity of the Company. Such increased leverage could exceed the underlying value of the Properties.

     Failure to Qualify as a REIT. The Company has operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1994. Although the Company believes that it has operated in a manner which satisfies the REIT qualification requirements, no assurance can be given that the Company will continue to do so. A REIT is generally not taxed on its net income distributed to its stockholders so long as it annually distributes to its stockholders at least 95% of its taxable income. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the Company's control.

CERTAIN POLICIES OF THE COMPANY

     The Company intends to continue to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company has in the past three years and may in the future (i) issue securities senior to its Common Stock, (ii) fund acquisition activities with borrowings under its line of credit and (iii) offer shares of Common Stock and/or units of limited partnership interest in the Operating Partnership as partial consideration for property acquisitions. The Company from time to time acquires partnership interests in partnerships, either directly or indirectly through subsidiaries of the Company, when such partnership's underlying assets are real estate. In general, the Company does not (i) underwrite securities of other issuers or (ii) actively trade in loans or other investments.

     The Company primarily invests in multifamily properties in the Southern California area, San Francisco Bay Area, Seattle metropolitan area and Portland, Oregon metropolitan area. The Company also owns three retail properties located in the Portland, Oregon area and two office buildings located in the San Francisco Bay Area. The Company currently intends to continue to invest in multifamily properties in such regions, but may change such policy without a vote of the stockholders.

     The Company may, under certain circumstances, purchase its shares of Common Stock in the open market or otherwise. The Board of Directors has no present intention of causing the Company to repurchase any of the shares of Common Stock, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a real estate investment trust under the Code and the Treasury Regulations.

     The Company's policies with respect to the policies discussed above may be reviewed and modified from time to time by the Board of Directors without the vote of the stockholders.

ITEM 2. PROPERTIES

PORTFOLIO OVERVIEW

     Essex's property portfolio (including partial ownership interests) consists of the following 59 Properties: (i) 54 multifamily residential Properties containing 10,70 apartment units, (ii) three neighborhood shopping centers containing approximately 236,000 rentable square feet of space and (iii) two office buildings, one of which houses the Company's headquarters, with approximately 62,000 rentable square feet of space. The Properties are located in California, Washington, and Oregon. Essex's multifamily residential Properties accounted for approximately 94% of Essex's rental revenues for the year ended December 31, 1997. The 54 multifamily residential Properties had an average occupancy rate (based on "Financial Occupancy", which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) during the year ended December 31, 1997 of approximately 96%. As of December 31, 1997, the three retail Properties had an occupancy rate (based on "Physical Occupancy" which relates to leased and occupied square footage divided by rentable square footage) of approximately 97%, and the two office buildings had an occupancy rate (based on leased and occupied square footage) of 100%. With respect to stabilized multifamily properties with sufficient operating history, occupancy is represented as Financial Occupancy. With respect to commercial properties or properties which have not yet stabilized or which have insufficient operating history, occupancy is represented as Physical Occupancy. For the year ended December 31, 1997, none of the Company's Properties had book values equal to 10% or more of total assets of the Company or gross revenues equal to 10% or more of aggregate gross revenues of the Company.

THE LOCATION AND TYPE OF THE COMPANY'S PROPERTIES

                                   NUMBER OF                                                OCCUPANCY   RENTAL    PERCENTAGE OF
          PROPERTY TYPE            PROPERTIES           LOCATION                SIZE         RATE(1)    REVENUE   PORTFOLIO(2)
          -------------            ----------           --------                ----        ---------   -------   -------------
Multifamily Residential
  Properties
                                       13       San Francisco South Bay        2,594 units      97%     $32,972         41%
                                       18       Seattle Metropolitan area      3,433 units      96%       20,27         25%
                                       19       Southern California            3,798 units      95%      19,610         25%
                                        4       Portland, Oregon                 875 units      93%       2,577          3%
                                                Metropolitan Area
                                       --                                  ---------------                             ---
Subtotal                               54                                     10,700 units                              94%
Neighborhood Shopping Centers           3       Portland, Oregon           235,838 sq. ft.      97%       2,829          4%
                                                Metropolitan Area
Office Buildings                        2       San Francisco South Bay     62,231 sq. ft.     100%       1,678          2%
                                       --                                                               -------        ---
        TOTAL                          59                                                               $79,936        100%
                                       ==                                                               =======        ===

---------------
(1) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 1997; for the Commercial Properties, occupancy rates are based on Physical Occupancy as of December 31, 1997.

(2) Based upon rental revenues for the year ended December 31, 1997.

MULTIFAMILY RESIDENTIAL PROPERTIES

     Essex has ownership interests in 54 multifamily residential apartment communities containing 10,700 units. The majority of these Properties are suburban garden apartments or townhomes comprising multiple clusters of two- and three-story buildings situated on three to fifteen acres of land. The multifamily Properties have on average 198 units, with a mix of studio, one-, two- and some three-bedroom units. A wide variety of amenities are available at each apartment community, including swimming pools, clubhouses, covered parking, and cable television. Many Properties offer additional amenities, such as fitness centers, volleyball and playground areas, tennis courts and wood-burning fireplaces.

     Most of Essex's apartment communities are designed for and marketed to people in white-collar or technical professions. Essex selects, trains and supervises a full team of on-site service and maintenance personnel. Essex believes that its customer-service approach enhances its ability to retain tenants and that its multifamily residential Properties were built well and have been maintained well.

NEIGHBORHOOD SHOPPING CENTERS AND OFFICE BUILDINGS

     Essex's three neighborhood shopping centers are in the Portland, Oregon metropolitan area. These neighborhood shopping centers contain an aggregate of approximately 236,000 rentable square feet of space and, as of December 31, 1997, had an occupancy rate, based on Physical Occupancy, of approximately 97%. These Properties are located in certain sub-markets in Portland. The tenants include a mix of national, regional and local retailers. Essex acquired the neighborhood shopping centers as a portfolio in 1990 and since that time has implemented an expansion, renovation and re-leasing program. Essex considers these properties to be held for sale.

     Essex also owns a prepaid ground leasehold interest in the office building that houses its corporate headquarters. Essex acquired this Property in 1986 and redeveloped it in 1988. This building has approximately 45,000 rentable square feet of space and is a multi-tenant, one-story office building, located at 777 California Avenue in the Stanford Research Park in Palo Alto, California. Essex currently occupies approximately 6,000 square feet of this building, The Marcus & Millichap Company occupies approximately 16,000 square feet and the remaining two tenants occupy approximately 23,000 square feet. The land on which this building is located is owned by Stanford University, and Essex owns a ground leasehold interest in the building and underlying land. The ground lease for this building is prepaid until its expiration in 2054, and, unless the lease is extended, the land, together with all improvements thereon, will revert to Stanford University in 2054.

     In November 1997 the Company purchased an approximate 17,400 rentable square foot two-story office building located at 925 E. Meadow Drive, Palo Alto, California. The building was constructed in 1984. The

Company relocated its corporate headquarters to approximately 15,400 square feet of this building in March 1998. The remaining 2,000 square feet is being leased to an unrelated third party tenant.

     The following tables describe Essex's Properties as of December 31, 1997. The first table describes Essex's multifamily residential Properties and the second table describes Essex's Commercial Properties.

                                                                         RENTABLE
        MULTIFAMILY RESIDENTIAL                                           SQUARE    YEAR      YEAR
             PROPERTIES(1)                      LOCATION          UNITS   FOOTAGE   BUILT   ACQUIRED   OCCUPANCY(2)
        -----------------------                 --------          -----  --------   -----   --------   ------------
Northern California
The Apple                                Fremont, CA                200    146,296  1971      1982          94%
Bristol Commons(3)                       Sunnyvale, CA              188    142,668  1989      1997          98%
Eastridge                                San Ramon, CA              188    174,104  1988      1996          94%
Foothill Gardens                         San Ramon, CA              132    155,100  1985      1997          96%
Marina Cove(4)                           Santa Clara, CA            292    250,294  1974      1994          98%
Oak Pointe                               Sunnyvale, CA              390    294,180  1973      1988          97%
Plumtree                                 Santa Clara, CA            140    113,260  1975      1994          97%
The Shores(3)                            San Ramon, CA              348    275,888  1988      1997          95%
Summerhill Commons                       Newark, CA                 184    139,012  1987      1987          97%
Treetops(3)                              Fremont, CA                172    131,270  1978      1996          98%
Twin Creeks                              San Ramon, CA               44     51,700  1985      1997          96%
Windsor Ridge                            Sunnyvale, CA              216    161,892  1989      1989          97%
                                                                  -----  ---------                          --
                                                                  2,594  2,114,248                          97%
SEATTLE METROPOLITAN AREA
Anchor Village(5)                        Mukilteo, WA               301    245,928  1981      1997          94%
Bridle Trails(3)                         Kirkland, WA                92     73,448  1986      1997          94%
Brighton Ridge                           Renton, WA                 264    201,300  1986      1996          94%
Castle Creek                             Newcastle, WA              216    191,935  1997      1997          (6)
Emerald Ridge                            Bellevue, WA               180    144,036  1987      1994          98%
Evergreen Heights                        Kirkland, WA               200    188,340  1990      1997          95%
Foothills Commons                        Bellevue, WA               360    288,317  1978      1990          97%
Inglenook Court                          Bothell, WA                224    183,624  1985      1994          98%
Laurels at Mill Creek                    Mill Creek, WA             164    134,360  1981      1996          97%
Maple Leaf(3)                            Seattle, WA                 48     35,584  1986      1997          97%
The Palisades                            Bellevue, WA               192    159,792  1977      1990          96%
Sammamish View                           Bellevue, WA               153    133,590  1986      1994          95%
Santa Fe Ridge                           Silverdale, WA             240    262,340  1993      1994          85%
Spring Lake(3)                           Seattle, WA                 69     42,325  1986      1997          99%
Stonehedge Village(3)                    Bothell, WA                196    214,872  1986      1997          96%
Wandering Creek                          Kent, WA                   156    124,366  1986      1995          96%
Wharfside Pointe                         Seattle, WA                142    119,290  1990      1994          98%
Woodland Commons                         Bellevue, WA               236    172,316  1978      1990          98%
                                                                  =====  =========                          ==
                                                                  3,433  2,915,763                          96%
SOUTHERN CALIFORNIA
The Bluffs II(7)                         San Diego, CA              224    126,744  1974      1997          98%
Camarillo Oaks(3)                        Camarillo, CA              564    459,072  1985      1996          94%
Casa del Mar                             Pasadena, CA                96     61,308  1972      1998          96%
Casa Mango(7)(8)                         Del Mar, CA                 96     88,112  1981      1997          98%
Highridge(5)                             Rancho Palos Verde, CA     255    290,250  1972      1997          95%
Huntington Breakers(3)                   Huntington Beach, CA       342    241,763  1984      1997          95%
Kings Road                               Los Angeles, CA            194    132,112  1979      1997          99%
Meadowood(3)                             Simi Valley, CA            320    264,568  1986      1996          97%
Park Place                               Los Angeles, CA             60     48,000  1988      1997          95%
Pathways(9)                              Long Beach, CA             296    197,720  1975      1991          97%
Riverfront(7)(8)                         San Diego, CA              229    231,006  1990      1997          90%
Tara Village                             Tarzana, CA                168    173,600  1972      1997          94%
Trabuco Villas                           Lake Forest, CA            132    131,032  1985      1997          96%
Villa Rio Vista                          Anaheim, CA                286    242,410  1968      1985          94%
Villa Scandia                            Ventura, CA                118     71,160  1971      1997          96%
Village Apartments                       Oxnard, CA                 122    122,120  1974      1997          98%
Wilshire Promenade                       Fullerton, CA              128    108,470  1992      1997          99%
Windsor Court                            Los Angeles, CA             58     46,600  1988      1997          95%
Windsor Terrace                          Pasadena, CA               110     68,325  1972      1997          94%
                                                                  -----  ---------                          --
                                                                  3,798  3,104,372                          95%

                                                                         RENTABLE
        MULTIFAMILY RESIDENTIAL                                           SQUARE    YEAR      YEAR
             PROPERTIES(1)                      LOCATION          UNITS   FOOTAGE   BUILT   ACQUIRED   OCCUPANCY(2)
        -----------------------                 --------          -----  --------   -----   --------   ------------
PORTLAND, OREGON
METROPOLITAN AREA
Jackson School Village(10)               Hillsboro, OR              200    196,896  1996      1996          84%
Landmark                                 Hillsboro, OR              285    282,934  1990      1996          87%
Meadows at Cascade Park                  Vancouver, WA              198    199,377  1988      1997          95%
Village at Cascade Park(8)               Vancouver, WA                              1989      1997          97%
                                                                  -----  ---------                          --
                                                                    875    857,351                          93%
                                                                  -----  ---------                          --
Total/Weighted Average                                            10,700 8,991,734                          96%
                                                                  =====  =========                          ==
NEIGHBORHOOD SHOPPING CENTERS
Canby Square                             Canby, OR                   16    102,403  1976      1990          94%
Powell Villa Center                      Portland, OR                 9     63,645  1959      1990          97
Garrison Square                          Vancouver, WA               13     69,790  1962      1990         100
                                                                  -----  ---------                          --
  Subtotal                                                           38    235,835                          97%
Office Buildings
777 California Avenue(11)                Palo Alto, CA                3     44,827  1988(12)   1986        100
925 East Meadow Drive                    Palo Alto, CA                1     17,404  1984      1997         100
                                                                  -----  ---------                          --
  Total/Weighted Average                                             42    298,069                         100%
                                                                  =====  =========                          ==

---------------
 (1) Unless otherwise specified, the Company has a 100% ownership interest in each Property.

 (2) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 1997; for the Commercial Properties, occupancy rates are based on Physical Occupancy as of December 31, 1997.

 (3) This Property is owned by a single asset limited partnership in which the Company has a minimum 99% limited partnership interest.

 (4) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

 (5) The Company has a 1% limited partnership interest in this Property.

 (6) This Property was developed in 1997 and has not yet achieved a stabilized occupancy level. This Property had an occupancy rate of 48% based on Physical Occupancy as of December 31, 1997.

 (7) The Company has an 84% limited partnership interest in this property.

 (8) Purchased in late December 1997, occupancy rate is based on Physical Occupancy as of December 31, 1997.

 (9) The Company has a 69% ownership interest in this Property

(10) The Company has a 49.9% ownership interest in this Property.

(11) The Company owns a ground leasehold interest in the building and the land on which the headquarters building is located. The ground lease is prepaid until its expiration in 2054, and, unless the lease is extended, the land, together with all improvements thereon, will revert to the owner in 2054.

(12) Represents the completion date for a major renovation.

ITEM 3. LEGAL PROCEEDINGS

     Neither Essex nor any of the Properties is presently subject to any material litigation nor, to Essex's knowledge, is there any material litigation threatened against Essex or the Properties. The Properties are subject to certain routine litigation and administrative proceedings arising in the ordinary course of business, which, taken together, are not expected to have a material adverse impact on Essex's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of the Company's common stock are traded on the New York Stock Exchange ("NYSE") under the symbol ESS.

MARKET INFORMATION

     The Company's common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

                QUARTER ENDED                    HIGH        LOW       CLOSE
                -------------                   -------    -------    -------
December 31, 1997.............................  $37.500    $32.812    $35.000
September 30, 1997............................  $35.062    $30.500    $34.812
June 30, 1997.................................  $32.375    $27.625    $32.125
March 31, 1997................................  $30.875    $28.500    $29.875
December 31, 1996.............................  $29.375    $24.625    $29.375
September 30, 1996............................  $24.875    $21.375    $24.875
June 30, 1996.................................  $22.500    $19.375    $21.500
March 31, 1996................................  $21.250    $18.750    $20.750

     The closing price as of March 25, 1998 was $35.562.

HOLDERS

     The approximate number of holders of record of the shares of the Company's common stock was 105 as of March 25, 1998. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

RETURN OF CAPITAL

     Under provisions of the Internal Revenue Code of 1986, as amended, the portion of cash dividends that exceed earnings and profits is a return of capital. The return of capital is generated due to the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits. The status of the cash dividends distributed for the years ended December 31, 1997, 1996 and 1995 for tax purposes is as follows:

                                                    1997      1996      1995
                                                   ------    ------    ------
Taxable portion..................................  100.00%    58.00%    69.00%
Return of capital................................    0.00%    42.00%    31.00%
                                                   ------    ------    ------
                                                   100.00%   100.00%   100.00%
                                                   ======    ======    ======

     The most significant factor that caused the reduction of the 1997 return of capital percentage over 1996 was that in 1997 the Company's earnings grew at a greater rate than the growth rates of its dividend payments.

DIVIDENDS AND DISTRIBUTIONS

     Since its initial public offering, the Company has paid regular quarterly dividends to its stockholders. From inception, the Company paid the following dividends:

QUARTER ENDED   AMOUNT    QUARTER ENDED   AMOUNT
-------------   -------   -------------   -------
  06/30/94      $0.0800     03/31/96      $0.4250
  09/30/94      $0.4175     06/30/96      $0.4250
  12/31/94      $0.4175     09/30/96      $0.4350
  03/31/95      $0.4175     12/31/96      $0.4350
  06/30/95      $0.4175     03/31/97      $0.4350
  09/30/95      $0.4250     06/30/97      $0.4350
  12/30/95      $0.4250     09/30/97      $0.4500
                            12/31/97      $0.4500

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

RECENT SALES OF UNREGISTERED SECURITIES

     In June 1997, the Company completed the second phase of a private placement transaction whereby in that month 800,000 shares of the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "1996A Preferred Stock") were issued to Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.) and Westbrook Real Estate Co-Investment Partnership, L.P.) (collectively, the "Westbrook Entities") for a purchase price of $25.00 per share, representing an aggregate investment of $20 million. The purchase price for the 1996A Preferred Stock was paid in cash. The 1996A Preferred Stock is convertible into common stock of the Company at an initial conversion price per share of $21.875, subject to adjustment as more fully provided in the Company's Charter. The 1996A Preferred Stock was issued by the Company in a privately negotiated transaction to the Westbrook Entities, who are accredited investors, in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     Effective January 7,1998, Essex Management Corporation, a California corporation ("EMC") and an affiliate of the Company, as general partner, and Essex Portfolio, L.P., a California limited partnership (the "Operating Partnership", as to which the Company is the general partner), as special limited partner, entered into (a) a First Amended and Restated Agreement of Limited Partnership of Western-Las Hadas Investors, and (b) a Second Amended and Restated Agreement of Limited Partnership of Western-Seven Trees Investors (collectively, the "Las Hadas Partnerships"), pursuant to which the existing Las Hadas Partnerships were reorganized for the purposes of acquiring the properties owned by the Las Hadas Partnerships. In connection with the reorganization, 268,631 units of limited partnership interest ("Units") in the Las Hadas Partnerships were issued to the existing partners of the Las Hadas Partnerships, all of whom the Company believes qualify as accredited investors, pursuant to an exemption from registration provided in Regulation D under the Securities Act. Under the terms of the agreements of limited partnership of these Partnerships, holders of Units have the right to require the applicable partnership to redeem their Units for cash, subject to certain conditions. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of unregistered shares of the Company's Common Stock to the holders of the Units in satisfaction of the applicable Partnership's obligation to redeem the units for cash, upon which delivery, the holders will have certain rights to require the Company to register the shares of Common Stock pursuant to the Securities Act.

     On February 6, 1998, the Operating Partnership completed the private placement of 1,200,000 units of its 7.875% Series B Preferred Limited Partnership Units (the "Series B Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor in return for a contribution to the Operating Partnership of $60 million. The Series B Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after the February 1998 completion of the private placement (or earlier under certain circumstances) for shares of the Company's 7.875% Series B Cumulative

Redeemable Preferred Stock, par value $.0001 per share (the "Series B Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series B Preferred Stock will have certain rights to cause the Company to register such shares of Series B Preferred Stock. The Series B Preferred Units were issued by the Operating Partnership in a privately negotiated transaction to an accredited, institutional investor in reliance on the exemption provided by Section 4(2) of the Securities Act. Other sales of unregistered securities by the Company during 1997 are set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

ITEM 6. SUMMARY FINANCIAL AND OPERATING DATA

     The following tables set forth summary financial and operating information
(i) for the Company from June 13, 1994 (completion of the Company's IPO) through December 31, 1997, (ii) on a pro forma basis for the Company for the year ended December 31, 1994 and (iii) on a historical combined basis for the period from January 1, 1993 through June 12, 1994 for the 20 properties in which the original limited partners in the Operating Partnership previously held ownership interests, combined with the financial and operating information of Essex Property Corporation ("EPC"). The unaudited pro forma financial and operating information for the year ended December 31, 1994 is based on the ownership and operation of the 23 properties owned at the time of the Company's initial public offering (the "IPO") (including the properties acquired as of the IPO) combined with the financial and operating information of EPC and is presented as if the following had occurred on January 1, 1994: (i) the IPO was completed, (ii) the Company qualified as a REIT, (iii) the Company used the net proceeds from the IPO and the debt incurred in connection with the IPO to fund a series of asset acquisitions and mortgage repayments in connection with the IPO, and (iv) Essex Management Corporation ("EMC") was formed and certain property and asset management contracts were assigned to EMC (such pro forma adjustments, the "IPO Pro Forma Adjustments").

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

                                         YEAR           YEAR           YEAR         JUNE 13,
                                        ENDED          ENDED          ENDED          1994 -
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         1997           1996           1995           1994
                                     ------------   ------------   ------------   ------------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
REVENUES
  Rental...........................    $79,936        $47,780        $41,640        $19,499
  Property and asset management....         --             --             --             --
  Other............................      4,633          2,913          2,300            914
                                       -------        -------        -------        -------
    Total revenues.................     84,569         50,693         43,940         20,413
EXPENSES
  Property operating expenses......     25,826         15,505         13,604          6,452
  Depreciation and amortization....     13,992          8,855          8,007          4,030
  Amortization of deferred
    financing costs................        509            639          1,355            773
  General and administrative.......      2,413          1,717          1,527            457
  Property and asset management....         --             --             --             --
  Other expenses...................        138             42            288             --
  Interest.........................     12,659         11,442         10,928          4,304
                                       -------        -------        -------        -------
    Total expenses.................     55,537         38,200         35,709         16,016
                                       -------        -------        -------        -------
Income before gain on sales,
  minority interests, provision for
  income taxes and extraordinary
  item.............................     29,032         12,493          8,231          4,397
  Gain on sales....................      5,114          2,477          6,013
  Minority interests...............     (4,469)        (2,648)        (3,486)        (1,131)
  Provision for income taxes.......         --             --             --             --
  Extraordinary item -- loss on
    early extinguishment of debt...       (361)        (3,441)          (154)            --
                                       -------        -------        -------        -------
Net income (loss) after minority
  interests........................    $29,316        $ 8,881        $10,604        $ 3,266
                                       =======        =======        =======        =======

                                      PRO FORMA      JANUARY 1,        YEAR
                                      YEAR ENDED       1994 -         ENDED
                                     DECEMBER 31,     JUNE 12,     DECEMBER 31,
                                       1994(1)          1994           1993
                                     ------------   ------------   ------------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
REVENUES
  Rental...........................    $34,154        $12,742        $26,509
  Property and asset management....        257          1,794          3,277
  Other............................      1,582            275            643
                                       -------        -------        -------
    Total revenues.................     35,993         14,811         30,429
EXPENSES
  Property operating expenses......     11,414          4,267          9,348
  Depreciation and amortization....      7,047          2,598          5,537
  Amortization of deferred
    financing costs................      1,407             96            219
  General and administrative.......        804            306            688
  Property and asset management....         --            974          1,396
  Other expenses...................         --            314            952
  Interest.........................      7,086          5,924         11,902
                                       -------        -------        -------
    Total expenses.................     27,758         14,479         30,042
                                       -------        -------        -------
Income before gain on sales,
  minority interests, provision for
  income taxes and extraordinary
  item.............................      8,235            332            387
  Gain on sales....................
  Minority interests...............     (1,938)            87            161
  Provision for income taxes.......         --           (267)          (581)
  Extraordinary item -- loss on
    early extinguishment of debt...         --             --             --
                                       -------        -------        -------
Net income (loss) after minority
  interests........................    $ 6,297        $   152        $   (33)
                                       =======        =======        =======

                                         YEAR           YEAR           YEAR         JUNE 13,
                                        ENDED          ENDED          ENDED          1994 -
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         1997           1996           1995           1994
                                     ------------   ------------   ------------   ------------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) per share --
  diluted(2).......................    $  1.92        $  1.12        $  1.69        $  0.52
                                       =======        =======        =======        =======
Weighted average common stock
  outstanding -- diluted (in
  thousands).......................     15,285          7,348          6,275          6,275
                                       =======        =======        =======        =======

                                      PRO FORMA      JANUARY 1,        YEAR
                                      YEAR ENDED       1994 -         ENDED
                                     DECEMBER 31,     JUNE 12,     DECEMBER 31,
                                       1994(1)          1994           1993
                                     ------------   ------------   ------------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) per share --
  diluted(2).......................    $  1.00             --             --
                                       =======        =======        =======
Weighted average common stock
  outstanding -- diluted (in
  thousands).......................      6,275             --             --
                                       =======        =======        =======

                                                                AS OF DECEMBER 31,
                                     ------------------------------------------------------------------------
                                         1997           1996           1995           1994           1993
                                     ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Investment in real estate (before
  accumulated depreciation)........    $730,987       $393,809       $284,358       $282,344       $186,447
Net investment in real estate......     702,716        354,715        244,077        248,232        158,873
Total assets.......................     738,835        417,174        273,660        269,065        171,287
Total property indebtedness........     276,597        153,205        154,524        150,019        152,501
Stockholders' equity...............     398,915        222,807         84,729         84,699          7,772


BALANCE SHEET DATA:
Investment in real estate (before
  accumulated depreciation)........
Net investment in real estate......
Total assets.......................
Total property indebtedness........
Stockholders' equity...............

                                         YEAR           YEAR           YEAR         JUNE 13,      PRO FORMA         YEAR
                                        ENDED          ENDED          ENDED          1994 -       YEAR ENDED       ENDED
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         1997           1996           1995           1994         1994(1)          1993
                                     ------------   ------------   ------------   ------------   ------------   ------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
OTHER DATA:
Debt service coverage ratio(3).....        4.4x           2.9x           2.6x           3.1x           3.4x           1.5x
Gross operating margin(4)..........         68%            68%            67%            67%            67%            67%
Average same-property monthly
  rental rate per apartment
  unit(5)(6).......................    $   852         $  798         $  749         $  715             --             --
Average same-property monthly
  operating expenses per apartment
  unit(5)(7).......................    $   257         $  248         $  241         $  234             --             --
Total multi-family units (at end of
  period)..........................     10,700          6,624          4,868          4,410          4,410          2,817
Multi-family residential property
  occupancy rate(8)................         96%            97%            97%            96%            96%            95%
Total properties (at end of
  period)..........................         59             36             30             29             29             20


OTHER DATA:
Debt service coverage ratio(3).....
Gross operating margin(4)..........
Average same-property monthly
  rental rate per apartment
  unit(5)(6).......................
Average same-property monthly
  operating expenses per apartment
  unit(5)(7).......................
Total multi-family units (at end of
  period)..........................
Multi-family residential property
  occupancy rate(8)................
Total properties (at end of
  period)..........................

---------------
(1) The unaudited pro forma financial and operating information for the year ended December 31, 1994 is based on the ownership and operations of the 23 properties owned at the time of the Company's initial public offering (the "IPO") (including the properties acquired as of the IPO) combined with the financial and operating information of EPC and is presented as if the following had occurred on January 1, 1994; (I) the IPO was completed. (ii) Essex qualified as a REIT, (iii) Essex used the net proceeds from the IPO and debt incurred in connection with the IPO to fund a series of asset acquisitions and mortgage repayments in connection with the IPO and (iv) EMC was formed and certain property and asset management contracts were assigned to it.

(2) Per share amounts are presented only for the periods subsequent to June 13, 1994 and the pro forma 1994 period and are based upon respective amounts divided by the weighted average outstanding shares on the applicable dates.

(3) Debt service coverage ratio represents earnings before interest, taxes, depreciation and amortization ("EBITDA") divided by interest expense.

(4) Gross operating margin represents rental revenues less property operating expenses divided by rental revenues.

(5) Same-property apartment units are those units which the Company has owned for the entire two years ended as of the end of the period set forth.

(6) Average same-property monthly rental rate per apartment unit represents total scheduled rent for the same-property apartment units for the period (actual rental rates on occupied apartment units plus market rental rates on vacant apartment units) divided by the number of such apartment units and further divided by the number of months in the period.

(7) Average same-property monthly expenses per apartment unit represents total monthly operating expenses for the same property apartment units for the period divided by the total number of such apartment units and further divided by the number of months in the period.

(8) Occupancy rates are based on Financial Occupancy, (which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rates for the period in question), during the period presented. Financial Occupancy rates exclude occupancy rates for the Casa Mango, Riverfront, Village at Cascade Park and Castle Creek properties because they were acquired in late December 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is based on the consolidated financial statements of Essex Property Trust, Inc. ("Essex or the "Company") as of and for the years ended December 31, 1997, 1996 and 1995. The following discussion compares Essex's results of operations for the years ended December 31, 1997, 1996, and 1995.

     This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

     Substantially all the assets of Essex are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner and as of December 31, 1997 owned an approximate 89.9% general partnership interest in the Operating Partnership and as of December 31, 1996 and 1995, owned a general partner interest in the Operating Partnership of approximately 86.2% and 77.2%, respectively.

     Certain statements in the Report on Form 10-K and in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Essex to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially include the risk factors set forth in Item 1 under the caption "Business -- Other Matters" in this Annual Report on Form 10-K, the risk factors set forth in Essex's other filings with the Securities and Exchange Commission, changes in general economic conditions, and changes in the assumptions used in making such forward-looking statements.

GENERAL BACKGROUND

     Essex's revenues are generated primarily from multifamily and commercial property rental income, which accounted for 95%, 94%, and 95% of Essex's revenues for the years ended December 31, 1997, 1996, and 1995, respectively. Such properties are located in California, Washington and Oregon. Occupancy levels for Essex's multifamily properties in these markets have generally remained high (averaging approximately 95% over the last five years).

     During 1997, Essex acquired ownership interests in twenty-seven multifamily properties consisting of 4,213 units for an aggregate contract price of approximately $317.1 million. These investments were primarily funded by the equity transactions completed in 1997. Sixteen (2,525 units) are located in Southern California, seven of these properties (1,122 units) are located in the greater Seattle metropolitan area, two (176 units) are located in Northern California, and two (390 units) are located in the greater Portland, Oregon metropolitan area.

     In 1997, Essex sold one Northern California multifamily property and three Portland retail properties for an aggregate net sales price of $15,470,000. The proceeds were used to fund acquisitions of multifamily properties.

     The Company has committed approximately $150,000,000 relating to six development projects comprising approximately 1,330 multifamily units to be completed over the next two years.

     Essex has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ended December 31, 1994. In order to maintain compliance with REIT tax rules, Essex provides some of its fee based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of Essex own 100% of EMC's 1,000 shares of common stock.

     Average financial occupancy rates for the year ended December 31, 1997 for Essex's multifamily properties are as follows:

Northern California..........................   97.3%
Seattle, Washington..........................   96.4%
Southern California..........................   95.0%
Portland, Oregon.............................   92.6%

     The commercial properties were 97.2% occupied (based on square footage) as of December 31, 1997.

RESULTS OF OPERATIONS

  COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Total Revenues increased by $33,876,000 or 66.8% to $84,569,000 in 1997 from $50,693,000 in 1996. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both 1997 and 1996 ("the Same Store Properties").

                                                       YEARS ENDED
                                                       DECEMBER 31,
                                      NUMBER OF     ------------------                     PERCENTAGE
                                      PROPERTIES     1997       1996      DOLLAR CHANGE      CHANGE
                                      ----------    -------    -------    -------------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Rental income
  Same Store Properties
     Northern California............       7        $19,142    $16,791       $ 2,351         14.0%
     Seattle Metropolitan...........       9         15,433     14,476           957           6.6
     Southern California............       2          4,872      4,780            92           1.9
     Retail and commercial..........       4          3,964      3,934            30           0.7
                                          --        -------    -------       -------         -----
          Total Same Store                22
            Properties..............                 43,411     39,981         3,430          8.6%
Properties acquired/disposed of
  subsequent to January 1, 1996.....                 36,525      7,799        28,726        368.3%
                                                    -------    -------       -------         -----
Total rental income.................                 79,936     47,780        32,156          67.3
Other income........................                  4,633      2,913         1,720          59.0
                                                    -------    -------       -------         -----
Total revenues......................                $84,569    $50,693       $33,876         66.8%
                                                    =======    =======       =======         =====

     As set forth in the above table, $28,726,000 of the $33,876,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1996. During this period, Essex acquired interests in thirty seven properties, (the "Acquisition Properties"), and disposed of three multifamily properties and three retail shopping centers.

     Of the increase in total revenues, $3,430,000 is attributable to increases in rental income from the Same Store Properties. Rental income from the Same Store Properties increased by approximately 8.6% to $43,411,000 in 1997 from $39,981,000 in 1996. The majority of this increase was attributable to the seven multifamily Same Store Properties located in Northern California, the rental income of which increased by $2,351,000 or 14.0% to $19,142,000 in 1997 from $16,791,000 in 1996. This $2,351,000 increase is primarily attributable to rental rate increases which were offset by a decrease in average financial occupancy to 97.3% for the year ended December 31, 1997 from 98.2% for the year ended December 31,1996. The nine multifamily residential properties located in the Seattle metropolitan area accounted for the next largest contribution to this Same Store Properties rental income increase. The rental income of these properties increased by $957,000 or 6.6% to $15,433,000 in 1997 from $14,476,000 in 1996. This $957,000 increase is attributable to rental rate increases as well as increases in average financial occupancy which increased to 96.6% for 1997 from 95.6% in 1996.

     The increase in total revenue also included an increase of $1,720,000 attributable to interest and other income. The most significant component of this $1,720,000 increase was an increase in interest income of $1,402,000 which was largely due to an increase in notes receivable.

     Total Expenses increased by $17,337,000 or approximately 45.4% to $55,537,000 in 1997 from $38,200,000 in 1996. The most significant factor contributing to this increase is the growth in Essex's multifamily portfolio from 29 properties, (6,624 units) at the end of 1996 to 54 properties, (10,700 units) at December 31, 1997. Interest expense increased by $1,217,000 or 10.6% to $12,659,000 in 1997 from $11,442,000 in 1996. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $10,321,000 or 66.6% to $25,826,000 in 1997 from $15,505,000 in 1996. Of such increase, $10,046,000 is attributable to properties acquired or disposed of subsequent to January 1, 1996. Property operating expenses, exclusive of depreciation and amortization as a percentage of rental revenues was 32.3% for 1997 and 32.5% for 1996. General and administrative expenses represent the costs of Essex's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $696,000 in 1997 from the 1996 amount. This increase is largely due to additional staffing requirements resulting from the growth of Essex. General and administrative expenses as a percentage of total revenues was 2.9% for 1997 and 3.4% for 1996.

     Net income increased by $20,435,000 to $29,316,000 in 1997 from $8,881,000 in 1996. The increase in net income was primarily a result of the net contribution of acquisitions and dispositions, the increase in income from the Same Store Properties, the increase in the gain on sales of real estate of $2,637,000 to $5,114,000 in 1997 from $2,477,000 in 1996 and a reduction in extraordinary loss on early extinguishment of debt of $3,080,000 to $361,000 in 1997 from $3,441,000 in 1996.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

     Total Revenues increased by $6,753,000 or 15.4% to 50,693,000 in 1996 from $43,940,000 in 1995. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both 1996 and 1995 ("1996/1995 Same Store Properties").

                                                       YEARS ENDED
                                                       DECEMBER 31,
                                      NUMBER OF     ------------------                     PERCENTAGE
                                      PROPERTIES     1997       1996      DOLLAR CHANGE      CHANGE
                                      ----------    -------    -------    -------------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Rental income
  1996/1995 Same Store Properties
     Northern California............       8        $17,975    $16,430       $1,545            9.4%
     Seattle Metropolitan...........       8         13,430     12,853          577            4.5
     Southern California............       2          4,780      4,597          183            4.0
     Retail and commercial..........       7          4,821      4,550          271            5.9
                                          --        -------    -------       ------          -----
          Total 1996/1995 Same Store
            Properties..............      25         41,006     38,430        2,576            6.7%
Properties acquired/disposed of
  subsequent to January 1, 1995.....                  6,774      3,210        3,564          111.0%
                                                    -------    -------       ------          -----
Total rental income.................                 47,780     41,640        6,140           14.7
Other income........................                  2,913      2,300          613           26.7
                                                    -------    -------       ------          -----
Total revenues......................                $50,693    $43,940       $6,753           15.4%
                                                    =======    =======       ======          =====

     As set forth in the above table, $3,564,000 of the $6,753,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1995. During this period, Essex acquired interests in eight properties, and disposed of two multifamily properties.

     Of the increase in total revenues, $2,576,000 is attributable to increases in rental income from the 1996/ 1995 Same Store Properties. Rental income from the 1996/1995 Same Store Properties increased by approximately 6.7% to $41,006,000 in 1996 from $38,430,000 in 1995. The majority of this increase was attributable to the eight multifamily 1996/1995 Same Store Properties located in Northern California, the rental income of which increased by $1,545,000 or 9.4% to $17,975,000 in 1996 from $16,430,000 in 1995. This $1,545,000 increase is primarily attributable to rental rate increases and financial occupancy for this region increasing to 98.6% for 1996 from 98.4% in 1995. The eight multifamily residential properties located in the Seattle metropolitan area was the next largest regional contribution to this 1996/1995 Same Store Properties rental income increase. The rental income of these properties increased by $577,000 or 4.5% to $13,430,000 in 1996 from $12,853,000 in 1995. This $577,000 increase is attributable to rental rate increases and financial occupancy for this region which increased to 95.8% in 1996 from 95.6% in 1995.

     The increase in total revenue also reflected an increase of $613,000 attributable to other income. The most significant components were an increase in joint venture income of $437,000 and an increase in interest income of $154,000 which was largely due to an increase in notes receivable.

     Total Expenses increased by $2,491,000 or approximately 7.0% to $38,200,000 in 1996 from $35,709,000 in 1995. Interest expense increased by $514,000 or 4.7% to $11,442,000 in 1996 from $10,928,000 in 1995. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $1,901,000 or 14.0% to $15,505,000 in 1996 from $13,604,000 in 1995. Property operating expenses, exclusive of depreciation and amortization, as a percentage of rental revenues was 32.5% for 1996 and 32.7% for 1995. Of such increase, $1,293,000 was attributable to the properties acquired or disposed of subsequent to January 1, 1995. General and administrative expenses represent the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $190,000 in 1996 from the amount for 1995. This increase is largely due to additional staffing requirements resulting from the growth of Essex. General and administrative expenses as a percentage of total revenues was 3.4% for 1996 and 3.5% for 1995.

     Net income decreased by $1,723,000 to $8,881,000 in 1996 from $10,604 ,000 in 1995. The decrease in the net income was primarily due to an extraordinary charge of $3,441,000 related to the early extinguishment of debt, net reduction in gains on sale of real estate of $3,536,000 from $6,013,000 in 1995 to $2,477,000 in 1996, partially offset by the net contribution of the acquisition properties and an increase in net operating income from the 1996/1995 Same Store Properties.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, Essex had $4,282,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements (during the next 12 months) by using working capital, amounts available on lines of credit, and any net cash flow from operations not distributed. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $75,110,000. At December 31, 1997 Essex had an outstanding balance of $27,600,000 on its lines of credit. Essex expects to meet its long-term liquidity requirements (beyond the next 12 months) by using working capital, amounts available on lines of credit, any portion of undistributed net cash flow, net proceeds from public and private debt and equity offerings, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that Essex will have access to the debt and equity markets in a timely fashion to meet long-term liquidity requirements or that future working capital, net cash flow and borrowings under the lines of credit will be available, or if available, will be sufficient to meet Essex's needs.

     Essex's total cash balances decreased $38,423,000 from $42,705,000 as of December 31, 1996 to $4,282,000 as of December 31, 1997. This decrease was primarily a result of $263,049,000 of cash used in investing activities, which was offset by $46,898,000 of cash provided by operating activities, and $177,728,000 of cash provided by financing activities. Of the $263,049,000 net cash used in investing activities, $247,886,000 was used to purchase and upgrade rental properties, and $27,442,000 was used to fund real estate under development, which was offset by $15,470,000 of proceeds received from the disposition of one multifamily and three retail properties. The $177,728,000 net cash provided by financing activities was primarily a result of $204,931,000 of proceeds from mortgages and other notes payable and lines of credit, $174,012,000 net proceeds from stock offerings, (including $20,000,000 of net proceeds from a convertible preferred stock sale) and $21,859,000 of repayments of related party notes and other receivables as offset by $164,580,000 of repayments of mortgages and other notes payable and lines of credit, $28,761,000 issued in related party notes and other receivables and $28,956,000 of dividends/distributions paid.

     As of December 31, 1997, Essex's outstanding indebtedness under mortgages and lines of credit of consisted of $190,177,000 in fixed rate debt, $27,600,000 of variable rate debt and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

     As of December 31, 1997, 35 of the Company's majority owned properties were encumbered by debt. The total amount of the outstanding debt is $276,597,000. The agreements underlying these encumbrances contain customary restrictive covenants which Essex believes do not have a material adverse effect on its operations. Currently, Essex is in compliance with such covenants. As of December 31, 1997, the Company had mortgages on 17 Properties which were secured by deeds of trust relating solely to those Properties, one mortgage which was cross-collateralized by 8 Properties and two mortgages each of which were cross-collateralized by 3 Properties. The Company also held a line of credit that was secured by 6 properties.

     For the year ended December 31, 1997, non-revenue generating capital expenditures totaled approximately $2,270,000 or an annualized $291 per weighted average occupancy unit. Essex expects to incur approximately $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1998. These expenditures do not include the improvements required by lenders in connection with the origination of mortgage loans, improvements to acquisition properties to correct physical deficiencies, expenditures that Essex expects to generate additional revenues, and renovation expenditures required pursuant to tax-exempt bond financings. Essex expects that cash from operations and/or the lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1998 and/or the funding thereof will not be significantly different than that of the Company's current expectations. Essex is developing six multifamily residential projects, which are anticipated to have an aggregate of approximately 1,330 multifamily units. Essex expects that such projects will be completed during the next two years (1998 and 1999). Such projects involve certain risks inherent in real estate development. In connection with these development projects, the Operating Partnership has directly, or in cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $77 million. Essex expects to fund such commitments with some combination of its lines of credit, net proceeds from public and/or private debt and equity offerings and any portion of undistributed net cash flow.

     Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

     In September 1996, Essex sold $20,000,000 of its 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") to Tiger/Westbrook Real Estate Fund, L.P., and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P., (collectively "Tiger/Westbrook"). On June 20, 1997, the Company completed the second phase of the this transaction with the sale of an additional $20,000,000 of its Convertible Preferred Stock to Tiger/Westbrook.

     During 1996, Essex sold shares of Common Stock in public offerings in August and December. In connection with the August and December 1996 offerings, Essex sold 2,530,000 and 2,783,000 shares at $22.75 and $27.75 per share, respectively. The net proceeds received for these two transactions were $53,996,000 and $72,468,000, respectively.

     During 1997, Essex sold additional shares of Common Stock in public offerings in March, September and December. In connection with the March, September and December 1997 offerings, Essex sold 2,000,000, 1,495,000 and 1,500,000 shares at $29.13, $31.00 and $35.50 per share, respectively. The net proceeds received for these transactions were $58,119,000, $46,080,000 and $49,814,000, respectively.

     Subsequent to December 31, 1997, Essex Portfolio, L.P. (the "Operating Partnership") completed the sale of 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units to an institutional investor in a private placement at a price of $50.00 per unit. Such units are convertible into non-voting preferred stock of Essex after ten years from the February 1998 completion of the sale or earlier under certain circumstances. The Operating Partnership utilized the proceeds of this transaction to fund the acquisition of multifamily properties, to reduce outstanding indebtedness and for general corporate purposes.

     Subsequent to December 31, 1997, Essex and the Operating Partnership filed a registration statement (the "January 1998 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to register $100,000,000 of equity securities of Essex and $250,000,000 of debt securities of the Operating Partnership. Prior to the filing of the January 1998 Shelf Registration Statement, Essex had approximately $42,000,000 of capacity remaining on a previously filed registration statement which registered shares of common stock, preferred stock, depository shares and warrants to purchase common and preferred stock.

     The Company is currently evaluating appropriate courses of action regarding "year 2000" compliance. The Company has contacted its current software vendor and has determined that an upgraded package will be available for implementation. Total costs are not expected to have a material impact on operations.

FUNDS FROM OPERATIONS

     Industry analysts generally consider Funds from Operations an appropriate alternative measure of performance of an equity REIT. Generally, Funds from Operations adjusts net income for non-cash charges such as depreciation and amortization and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT and its ability to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth Essex's calculation of actual Funds from Operations for 1997, 1996 and 1995.

                                   FOR THE YEAR                    FOR THE QUARTER ENDED
                                      ENDED       -------------------------------------------------------
                                   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,    JUNE 30,     MARCH 31,
                                       1997           1997           1997           1997          1997
                                   ------------   ------------   -------------   -----------   ----------
Income before minority
  interest.......................  $33,785,000    $ 8,213,000     $12,612,000    $ 7,217,000   $5,743,000
Adjustments:
  Depreciation and
     amortization................   13,992,000      4,129,000       3,555,000      3,220,000    3,088,000
  Adjustments for unconsolidated
     joint ventures..............      941,000        251,000         242,000        448,000            0
  Non-recurring items
     Gains of the sales of real
       estate....................   (5,114,000)        13,000      (4,713,000)      (414,000)           0
     Other non-recurring
       items(1)..................      499,000        395,000               0        104,000            0
  Minority interest..............     (603,000)      (162,000)       (161,000)      (142,000)    (138,000)
                                   -----------    -----------     -----------    -----------   ----------
  Funds from operations -- NAREIT
     "revised definition"........  $43,500,000    $12,839,000     $11,535,000    $10,433,000   $8,693,000
                                   ===========    ===========     ===========    ===========   ==========
Weighted average number of
  Shares -- diluted(2)...........   17,152,990     19,435,950      17,860,753     16,624,396   14,557,019

                                   FOR THE YEAR                    FOR THE QUARTER ENDED
                                      ENDED       -------------------------------------------------------
                                   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,    JUNE 30,     MARCH 31,
                                       1996           1996           1996           1996          1996
                                   ------------   ------------   -------------   -----------   ----------
Income before minority
  interest.......................  $11,529,000    $ 4,423,000     $ 2,904,000    $ 4,184,000   $   18,000
Adjustments:
  Depreciation and
     amortization................    8,855,000      2,342,000       2,276,000      2,047,000    2,190,000
  Adjustments for unconsolidated
     joint ventures..............      508,000        129,000         130,000        130,000      119,000
  Non-recurring items
     Gains of the sales of real
       estate....................   (2,477,000)         3,000         (71,000)    (2,409,000)           0
     Other non-recurring
       items(1)..................    3,483,000        124,000         475,000        683,000    2,201,000
  Minority
     interest -- Pathways........     (560,000)      (144,000)       (144,000)      (132,000)    (140,000)
                                   -----------    -----------     -----------    -----------   ----------
  Funds from operations NAREIT
     "revised definition"........  $21,338,000    $ 6,877,000     $ 5,570,000    $ 4,503,000   $4,388,000
                                   ===========    ===========     ===========    ===========   ==========
Weighted average number of
  Shares -- diluted(2)...........    9,533,269     11,942,857       9,878,075      8,130,000    8,130,000

                                   FOR THE YEAR                    FOR THE QUARTER ENDED
                                      ENDED       -------------------------------------------------------
                                   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,    JUNE 30,     MARCH 31,
                                       1995           1995           1995           1995          1995
                                   ------------   ------------   -------------   -----------   ----------
Income before minority
  interest.......................  $14,090,000    $ 7,254,000     $ 2,142,000    $ 2,682,000   $2,012,000
Adjustments:
  Depreciation and
     amortization................    8,007,000      1,999,000       2,037,000      2,000,000    1,973,000
  Adjustments for unconsolidated
     joint ventures..............      121,000         68,000          51,000              0            0
  Non-recurring items
     Gains of the sales of real
       estate....................   (6,013,000)    (5,224,000)              0       (789,000)           0
     Other non-recurring
       items(1)..................      442,000        249,000          26,000        167,000            0
  Minority
     interest -- Pathways........     (527,000)      (155,000)       (123,000)      (129,000)    (120,000)
                                   -----------    -----------     -----------    -----------   ----------
  Funds from operations -- NAREIT
     "revised definition"........  $16,120,000    $ 4,191,000     $ 4,133,000    $ 3,931,000   $3,865,000
                                   ===========    ===========     ===========    ===========   ==========
Weighted average number of
  Shares -- diluted(2)...........    8,130,000      8,130,000       8,130,000      8,130,000    8,130,000

---------------
(1) Other non-recurring items for the years ended December 31, 1997, 1996 and 1995 consists of $138,000, $42,000 and $288,000 of loss from hedge termination and $361,000, $3,441,000 and $154,000 of loss on the early extinguishment of debt, respectively. These non-recurring items are excluded from the Funds from Operations calculation since they are non-operational in nature, infrequent in occurrence and inclusion would distort the comparative measurement of the Company's performance over time.

(2) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock into shares of Essex's common stock. Also includes common stock equivalents.

     The National Association of Real Estate Investment Trusts ("NAREIT"), a leading industry group, has approved a revised definition of Funds from Operations, which provides, in part, that the amortization of deferred financing costs is no longer to be added back to net income in the calculation of Funds for Operations. Consistent with the NAREIT recommendation Essex has adopted this new definition beginning in 1996. The following table sets forth Essex's calculation of actual Funds from Operations for 1997, 1996 and 1995 using the revised definition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 28, 1998.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 28, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 28, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 28, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Report of KPMG Peat Marwick LLP, independent auditors

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Financial Statements:
Balance Sheets as of December 31, 1997 and 1996.............  F-2
Statements of Operations for the years ended December 31,
  1997, 1996 and 1995.......................................  F-3
Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995..........................  F-4
Statements of Cash Flows for the years ended December 31,
  1997, 1996 and 1995.......................................  F-5
Notes to Consolidated Financial Statements..................  F-6

(b) Reports on Form 8-K

On December 1, 1997, the Company filed a Current Report on Form 8-K regarding
(i) its 1997 acquisitions, including the acquisition of the following properties: (a) Stonehedge Village, (b) Bridle Trails, (c) Spring Lake, (d) Maple Leaf, (e) Trabuco Villas, (f) Meadows at Cascade Park, and (g) Palo Alto, California office building that will house the Company's corporate headquarters,
(ii) the pending acquisition of the following properties: (a) Village at Cascade Park, (b) Casa Mango, and (c) Castle Creek, and (iii) the disposition of the following properties: (a) Countrywood, and (b) Riviera Plaza.

On December 6, 1997, the Company filed a Current Report on Form 8-K with respect to its public offering of 1,500,000 shares of Common Stock.

(c) Exhibits. The Exhibit Index attached hereto is incorporated into this Item 14(c) by reference.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            ESSEX PROPERTY TRUST, INC.
                                                            (Registrant)
Dated:          March 30, 1998                              By: /s/ MICHAEL J. SCHALL
                                                                ----------------------------------------
                                                                Michael J. Schall
                                                                Executive Vice President and
                                                                Chief Financial Officer and Director
                                                                (Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Dated:          March 30, 1998                           /s/ GEORGE M. MARCUS
                                                         ----------------------------------------------
                                                         George M. Marcus
                                                         Chairman of the Board

Dated:          March 30, 1998                           /s/ KEITH R. GUERICKE
                                                         ----------------------------------------------
                                                         Keith R. Guericke
                                                         President and Chief Executive Officer and
                                                         Vice Chairman

Dated:          March 30, 1998                           /s/ MICHAEL J. SCHALL
                                                         ----------------------------------------------
                                                         Michael J. Schall
                                                         Chief Financial Officer Executive, Vice
                                                         President
                                                         and Director

Dated:          March 30, 1998                           /s/ MARK J. MIKL
                                                         ----------------------------------------------
                                                         Mark J. Mikl
                                                         Controller (Principal Accounting Officer)

Dated:          March 30, 1998                           /s/ WILLIAM A. MILLICHAP
                                                         ----------------------------------------------
                                                         William A. Millichap
                                                         Director

Dated:          March 30, 1998                           /s/ GARY P. MARTIN
                                                         ----------------------------------------------
                                                         Gary P. Martin
                                                         Director

Dated:          March 30, 1998                           /s/ ROBERT E. LARSON
                                                         ----------------------------------------------
                                                         Robert E. Larson
                                                         Director

Dated:          March 30, 1998                           /s/ ROBERT E. LARSON
                                                         ----------------------------------------------
                                                         Robert E. Larson
                                                         Director

Dated:          March 30, 1998                           /s/ THOMAS E. RANDLETT
                                                         ----------------------------------------------
                                                         Thomas E. Randlett
                                                         Director

Dated:          March 30, 1998                           /s/ ANTHONY DOWNS
                                                         ----------------------------------------------
                                                         Anthony Downs
                                                         Director

Dated:          March 30, 1998                           /s/ DAVID BRADY
                                                         ----------------------------------------------
                                                         Director

Dated:          March 30, 1998                           /s/ ISSIE N. RABINOVITCH
                                                         ----------------------------------------------
                                                         Issie N. Rabinovitch
                                                         Director

Dated:          March 30, 1998                           /s/ WILLARD H. SMITH
                                                         ----------------------------------------------
                                                         Willard H. Smith
                                                         Director

Dated:          March 30, 1998                           /s/ GREGORY J. HARTMAN
                                                         ----------------------------------------------
                                                         Gregory J. Hartman
                                                         Director

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Essex Property Trust, Inc.:

     We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation as of December 31, 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Property Trust, Inc. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG Peat Marwick LLP

San Francisco, California
January 30, 1998

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                1997        1996
                                                              --------    --------
Real estate:
  Rental properties:
     Land and land improvements.............................  $182,416    $ 90,557
     Buildings and improvements.............................   548,571     303,252
                                                              --------    --------
                                                               730,987     393,809
  Less accumulated depreciation.............................   (58,040)    (47,631)
                                                              --------    --------
                                                               672,947     346,178
  Investments...............................................     2,347       8,537
  Real estate under development.............................    27,422          --
                                                              --------    --------
                                                               702,716     354,715
Cash and cash equivalents...................................     4,282      42,705
Restricted cash.............................................     6,093       4,194
Notes and other related party receivables...................     9,264       2,362
Notes and other receivables.................................     8,602       5,293
Prepaid expenses and other assets...........................     3,838       3,745
Deferred charges, net.......................................     4,040       4,160
                                                              --------    --------
                                                              $738,835    $417,174
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable......................................  $248,997    $153,205
Lines of credit.............................................    27,600          --
Accounts payable and accrued liabilities....................    21,337       7,346
Dividends payable...........................................     9,189       6,286
Other liabilities...........................................     4,208       2,249
                                                              --------    --------
          Total liabilities.................................   311,331     169,086

Minority interests..........................................    28,589      25,281

Stockholders' equity:
  8.75% Convertible preferred stock, series 1996A: $.0001
     par value,
     1,600,000 and 1,600,000 authorized; 1,600,000 and
     800,000
     issued and outstanding in 1997 and 1996,
     respectively...........................................         1           1
  Common stock, $.0001 par value, 668,400,000 and
     668,400,000 shares authorized; 16,614,687 and
     11,591,650
     shares issued and outstanding, in 1997 and 1996,
     respectively...........................................         2           1
  Excess stock, $.0001 par value, 330,000,000 shares
     authorized;
     no shares issued or outstanding........................        --          --
  Additional paid-in capital................................   430,804     256,106
  Accumulated deficit.......................................   (31,892)    (33,301)
                                                              --------    --------
          Total stockholders' equity........................   398,915     222,807
                                                              --------    --------
                                                              $738,835    $417,174
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           1997           1996          1995
                                                        -----------    ----------    ----------
Revenues:
  Rental..............................................  $    79,936    $   47,780    $   41,640
  Interest and other income...........................        4,633         2,913         2,300
                                                        -----------    ----------    ----------
                                                             84,569        50,693        43,940
                                                        -----------    ----------    ----------
Expenses:
  Property operating expenses:
     Maintenance and repairs..........................        6,814         4,341         3,811
     Real estate taxes................................        6,340         3,790         3,371
     Utilities........................................        5,074         3,175         2,974
     Administrative...................................        5,514         2,911         2,592
     Advertising......................................        1,225           653           299
     Insurance........................................          859           635           557
     Depreciation and amortization....................       13,992         8,855         8,007
                                                        -----------    ----------    ----------
                                                             39,818        24,360        21,611
  Interest............................................       12,659        11,442        10,928
  Amortization of deferred financing costs............          509           639         1,355
  General and administrative..........................        2,413         1,717         1,527
  Loss from hedge termination.........................          138            42           288
                                                        -----------    ----------    ----------
     Total expenses...................................       55,537        38,200        35,709
                                                        -----------    ----------    ----------
     Income before gain on sales of real estate,
       minority interests and extraordinary item......       29,032        12,493         8,231

Gain on sales of real estate..........................        5,114         2,477         6,013
Minority interests....................................       (4,469)       (2,648)       (3,486)
                                                        -----------    ----------    ----------
     Income before extraordinary item.................       29,677        12,322        10,758
Extraordinary loss on early extinguishment of debt....         (361)       (3,441)         (154)
                                                        -----------    ----------    ----------
          Net income..................................  $    29,316    $    8,881    $   10,604
                                                        ===========    ==========    ==========

Per share data:
  Basic:
     Net income before extraordinary item.............  $      1.98    $     1.61    $     1.71
     Extraordinary item - debt extinguishment.........        (0.02)        (0.48)        (0.02)
                                                        -----------    ----------    ----------
          Net income..................................  $      1.96    $     1.13    $     1.69
                                                        ===========    ==========    ==========
     Weighted average number of shares outstanding
       during the period..............................   13,644,906     7,283,124     6,275,000
                                                        ===========    ==========    ==========
  Diluted:
     Net income before extraordinary item.............  $      1.94    $     1.59    $     1.71
     Extraordinary item -- debt extinguishment........        (0.02)        (0.47)        (0.02)
                                                        -----------    ----------    ----------
          Net income..................................  $      1.92    $     1.12    $     1.69
                                                        ===========    ==========    ==========
     Weighted average number of shares outstanding
       during the period..............................   15,285,288     7,347,528     6,275,000
                                                        ===========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (DOLLARS AND SHARES IN THOUSANDS)

                                         PREFERRED STOCK     COMMON STOCK      ADDITIONAL
                                         ---------------    ---------------     PAID-IN      ACCUMULATED
                                         SHARES   AMOUNT    SHARES   AMOUNT     CAPITAL        DEFICIT       TOTAL
                                         ------   ------    ------   ------    ----------    -----------    --------
Balances at December 31, 1994..........     --     $--       6,275    $ 1       $112,070      $(27,372)     $ 84,699
Net income.............................     --      --          --     --             --        10,604        10,604
Dividends declared.....................     --      --          --     --             --       (10,574)      (10,574)
                                         -----     ---      ------    ---       --------      --------      --------
Balances at December 31, 1995..........     --      --       6,275      1        112,070       (27,342)       84,729
Net proceeds from preferred stock
  offering.............................    800       1          --     --         17,504            --        17,505
Net proceeds from common stock
  offerings............................     --      --       5,313     --        126,464            --       126,464
Net proceeds from options exercised....     --      --           4     --             68            --            68
Net income.............................     --      --          --     --             --         8,881         8,881
Dividends declared.....................     --      --          --     --             --       (14,840)      (14,840)
                                         -----     ---      ------    ---       --------      --------      --------
Balances at December 31, 1996..........    800       1      11,592      1        256,106       (33,301)      222,807
Net proceeds from preferred stock
  offering.............................    800      --          --     --         20,000            --        20,000
Net proceeds from common stock
  offerings............................     --      --       4,995      1        154,012            --       154,013
Net proceeds from options exercised....     --      --          28     --            686            --           686
Net income.............................     --      --          --     --             --        29,316        29,316
Dividends declared.....................     --      --          --     --             --       (27,907)      (27,907)
                                         -----     ---      ------    ---       --------      --------      --------
Balances at December 31, 1997..........  1,600     $ 1      16,615    $ 2       $430,804      $(31,892)     $398,915
                                         =====     ===      ======    ===       ========      ========      ========

          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                               1997        1996        1995
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income...............................................  $ 29,316    $  8,881    $ 10,604
  Minority interests.......................................     4,469       2,047       3,003
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sales of real estate..........................    (5,114)     (2,477)     (6,013)
     Equity in income (loss) of limited partnerships.......       209        (546)        (92)
     Loss on early extinguishment of debt..................       361       3,441         154
     Loss from hedge termination...........................       138          42          62
     Depreciation and amortization.........................    13,992       8,855       8,007
     Amortization of deferred financing costs..............       509         639       1,355
     Changes in operating assets and liabilities:
       Other receivables...................................    (1,377)       (163)        (48)
       Prepaid expenses and other assets...................      (158)     (2,110)       (561)
       Accounts payable and accrued liabilities............     2,738         842         (73)
       Other liabilities...................................     1,815         684         197
                                                             --------    --------    --------
          Net cash provided by operating activities........    46,898      20,135      16,595
                                                             --------    --------    --------
Cash flows from investing activities:
  Additions to rental properties...........................  (247,886)   (101,429)     (9,516)
  Increase in restricted cash..............................    (1,899)     (4,194)         --
  Issuance of notes receivable.............................     1,932)     (3,909)       (500)
  Repayments of notes receivable...........................        --       6,327         333
  Investments in corporations and limited partnerships.....       620         665      (7,426)
  Dispositions of real estate..............................    15,470      13,350      12,147
  Additions to real estate under development...............   (27,422)         --          --
                                                             --------    --------    --------
          Net cash used in investing activities............  (263,049)    (89,190)     (4,962)
                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from mortgage and other notes payable and lines
     of credit.............................................   204,931      91,253      21,700
  Repayment of mortgage and other notes payable and lines
     of credit.............................................  (164,580)   (110,305)    (17,195)
  Additions to deferred charges............................      (752)     (2,530)       (930)
  Additions to related party notes and other receivables...      (761)         --          --
  Repayments of related party notes and other
     receivables...........................................    21,859          --          --
  Net proceeds from stock offerings........................   174,012     143,969          --
  Increase (decrease) in offering related accounts
     payable...............................................      (711)      1,140          --
  Net proceeds from stock options exercised................       686          68          --
  Net payments made in connection with costs related to the
     early extinguishment of debt..........................        --        (620)         --
  Distributions to minority interest/partners..............    (3,910)     (3,189)     (3,123)
  Dividends paid...........................................   (25,046)    (12,009)    (10,513)
                                                             --------    --------    --------
     Net cash provided by (used in) financing activities...   177,728     107,777     (10,061)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......   (38,423)     38,722       1,572
Cash and cash equivalents at beginning of period...........    42,705       3,983       2,411
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $  4,282    $ 42,705    $  3,983
                                                             ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized.......  $ 12,384    $ 11,575    $ 10,927
                                                             ========    ========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
     Mortgage note payable assumed in connection with
       purchase of real estate.............................  $ 83,041    $ 17,733    $     --
                                                             ========    ========    ========
     Dividends payable.....................................  $  9,189    $  6,286    $  3,455
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(1) ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (the Company) which include the accounts of the Company and Essex Portfolio, L.P. (the Operating Partnership, which holds the operating assets of the Company). The Company was incorporated in the state of Maryland in March 1994. On June 13, 1994, the Company commenced operations with the completion of an initial public offering (the Offering) in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112,070 were used to acquire a 77.2% general partnership interest in the Operating Partnership.

     The limited partners own an aggregate 10.1% interest in the Operating Partnership at December 31, 1997. The limited partners may convert their interests into shares of common stock or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved 1,873,473 shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

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

     Certain rental properties are pledged as collateral for the related mortgage notes payable.

     In the normal course of business, when the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property in accordance with the provisions of SFAS 121. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. In addition, whenever events or changes in circumstances indicate that the carrying amount of a property to be held may not be fully recoverable, the carrying amount will be evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. No impairment has been recorded through December 31, 1997.

  Real Estate Investments

     The Company accounts for its investments in joint ventures and corporations under the equity method of accounting.

  Cash Equivalents and Restricted Cash

     Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Restricted cash relates to reserve requirements in conjunction with the Company's tax exempt variable rate bond financings.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

  Revenues

     For multi-family properties, rental revenue is reported on the accrual basis of accounting. For the retail and corporate properties, rental income is recognized on the straight-line basis over the terms of the leases. Accrued rent receivable relating to such leases has been included in other assets in the accompanying consolidated balance sheets.

  Interest

     During 1997, the Company capitalized $1,276 of interest related to the development of real estate.

  Deferred Charges

     Deferred charges are principally comprised of mortgage loan fees and costs which are amortized over the terms of the related mortgage notes in a manner which approximates the effective interest method.

  Interest Rate Protection, Swap, and Forward Contracts

     The Company will from time to time use interest rate protection, swap and forward contracts to reduce its interest rate exposure on current or identified future debt transactions. Amounts paid in connection with such contracts are capitalized and amortized over the term of the contract or related debt. If the contract is terminated, the gain or loss on termination is deferred and amortized over the remaining term of the contract. If the related debt is repaid, the unamortized portion of the deferred amount is charged to income or the contract is marked to market, as appropriate. The Company's policy is to manage interest rate risk for existing or anticipated borrowings. As indicated above, there was no exposure to unmatched positions at December 31, 1997.

  Income Taxes

     Generally in any year in which the Company qualifies as a real estate investment trust (REIT) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the Code), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 1997, as the Company believes it qualifies under the code as a REIT and has made distributions during the periods in excess of taxable income.

     Federal taxable income of the Company prior to the dividend paid deductions for the years ended December 31, 1997, 1996 and 1995, was: $21,800, $7,141 and $7,295, respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of depreciation and gains on property dispositions.

     The status of the cash dividends distributed for the years ended December 31, 1997, 1996 and 1995 for tax purposes is as follows:

                                                    1997      1996      1995
                                                    ----      ----      ----
Taxable portion...................................  100%       58%       69%
Return of capital.................................   --        42        31
                                                    ---       ---       ---
                                                    100%      100%      100%
                                                    ===       ===       ===

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     The most significant component causing the reduction of the return of capital percentage for 1997 was earnings growing at a faster rate than dividends paid.

  Stock Based Compensation

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock based compensation plans.

  Use of Estimates

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

  Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 balances to conform with the 1997 presentation.

  New Accounting Pronouncements

     The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for periods beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

(3) EQUITY TRANSACTIONS

     During 1997, the Company sold additional shares of Common Stock on March 31, 1997, September 10, 1997 and December 8, 1997. In connection with these offerings, the Company sold 2,000,000, 1,495,000 and 1,500,000 shares at $29.13,
$31.00 and $35.50 per share, respectively. The net proceeds received for these transactions was $58,119, $46,080 and $49,814, respectively.

     During 1996, the Company sold additional shares of Common Stock on August 14, 1996 and December 24, 1996. In connection with these offerings, the Company sold 2,530,000 and 2,783,000 shares at $22.75 and $27.75 per share, respectively. The net proceeds received for these two transactions was $53,996 and $72,468, respectively.

     On June 20, 1996, the Company entered into an agreement to sell up to $40,000 of the 8.75% Convertible Preferred Stock, Series 1996A (the Convertible Preferred Stock) at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively, Tiger/Westbrook). In accordance with the agreement, on July 1, 1996, Tiger/Westbrook purchased 340,000 shares of Convertible Preferred Stock for an aggregate purchase price of $8,500 and loaned the Company an additional $11,500. This loan was exchanged for 460,000 shares of Convertible Preferred Stock at $25.00 per share on September 27, 1996 upon receiving stockholder approval. Tiger/Westbrook purchased an additional $20,000 of Convertible Preferred Stock, in accordance with the agreement on June 20, 1997. The outstanding Convertible Preferred Stock is entitled to receive annual cumulative cash dividends paid quarterly in an amount equal to the greater of (i) 8.75% of the per share price or (ii) the dividends (subject to

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

adjustment) paid with respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock. Subsequent to June 20, 1997, 25% of the 1.6 million authorized shares of Convertible Preferred Stock is convertible into Common Stock at the option of the holder, and thereafter, at the beginning of each of the next three-month periods, an additional 25% of the Convertible Preferred Stock is convertible. The conversion price per share is $21.875, subject to certain adjustments as defined in the agreement. Under certain circumstances, if, after June 20, 2001, the Company requires a mandatory conversion of all of the Convertible Preferred Stock, but under no other circumstances, each of the holders of the Convertible Preferred Stock may cause the Company to redeem any or all of such holder's shares of Convertible Preferred Stock.

(4) PER SHARE DATA

     Basic income per share before extraordinary item and diluted income per share before extraordinary item were calculated as follows for the years ended December 31:

                                              1997                             1996                             1995
                                 ------------------------------   ------------------------------   ------------------------------
                                           WEIGHTED     PER-                WEIGHTED     PER-                WEIGHTED     PER-
                                           AVERAGE      SHARE               AVERAGE      SHARE               AVERAGE      SHARE
                                 INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                 ------    --------    ------     ------    --------    ------     ------    --------    ------
Income before extraordinary
  item.........................  $29,677                          $12,322                          $10,758
Less: preferred stock
  dividends....................   (2,681)                            (635)                              --
                                 -------                          -------                          -------
Basic:
    Income available to common
      stockholders.............  26,996..    13,645   $    1.98    11,687      7,283   $    1.61    10,758      6,275   $    1.71
                                                      =========                        =========                        =========
Effect of Dilutive Securities:
    Convertible limited
      partnership units(1).....       --         --                    --         --                    --         --
    Convertible preferred
      stock....................  2,681..      1,400                    --         --(1)                 --         --
    Stock options..............       --        240                    --         64                    --         --
                                 -------   --------               -------   --------               -------   --------
Diluted:
    Income available to common
      stockholders plus assumed
      conversions..............  $29,677     15,285   $    1.94   $11,687      7,347   $    1.59   $10,758      6,275   $    1.71
                                 =======   ========   =========   =======   ========   =========   =======   ========   =========

---------------
(1) Conversion not considered as effect would be anti-dilutive.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(5) REAL ESTATE

  Rental Properties

     Rental properties consists of the following at December 31, 1997 and 1996:

                                          LAND AND LAND   BUILDINGS AND              ACCUMULATED
                                          IMPROVEMENTS    IMPROVEMENTS     TOTAL     DEPRECIATION
                                          -------------   -------------    -----     ------------
December 31, 1997:
  Apartment properties..................    $178,326        $520,649      $698,975     $53,021
  Retail and corporate..................       4,090          27,922        32,012       5,019
                                            --------        --------      --------     -------
                                            $182,416        $548,571      $730,987     $58,040
                                            ========        ========      ========     =======
December 31, 1996:
  Apartment properties..................    $ 86,491        $274,241      $360,732     $41,627
  Retail and corporate..................       4,066          29,011        33,077       6,004
                                            --------        --------      --------     -------
                                            $ 90,557        $303,252      $393,809     $47,631
                                            ========        ========      ========     =======

     The properties are located in California, Washington and Oregon. The operations of the Properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

     At December 31, 1997, the Company's three retail properties in Portland Oregon with a carrying amount of $10,500 are held for sale. These properties consist of approximately 235,838 square feet of retail space which contributed $2,301 to revenues and $1,724 to net income in 1997.

     During the year ended December 31, 1997, the Company sold four properties to third parties for $15,470 resulting in a gain of $5,114. During the year ended December 31, 1996, the Company sold two properties to third parties for $13,350, resulting in a gain of $2,477. During the year ended December 31, 1995, the Company sold two properties to third parties for $12,147, resulting in a gain of $6,013. The Company utilized Internal Revenue Code Section 1031 to defer the majority of the taxable gains resulting from these sales.

     For the years ended December 31, 1997, 1996, and 1995, depreciation expense on real estate was $13,913, $8,820 and $7,978, respectively, and amortization of capitalized leasing commissions was $79, $35, and $29, respectively.

  Investments

     The Operating Partnership owns all of the 19,000 shares of the non-voting preferred stock of Essex Management Corporation (EMC). Management of the Company owns 100 percent of the common stock of EMC. EMC was formed to provide property and asset management services to various partnerships not controlled by the Company, along with the neighborhood shopping centers owned by the Company. The Company accounts for its investment in EMC on the equity method of accounting.

     The Operating Partnership owns all of the 62,500 and 31,800 shares of non-voting preferred stock of Essex Sacramento, Inc. (Sacramento) and Essex Fidelity I Corporation (Fidelity I), respectively. Management of the Company owns 100 percent of the common stock of Sacramento and Fidelity I. Sacramento and Fidelity I hold a 68% and 32% partnership interest respectively, in Essex Fidelity Sacramento Partners (EFSP). EFSP owns a 20 percent equity interest in Blythe, Limited Partnership, which was formed to acquire, manage and dispose of a portfolio of mortgages and real estate purchased from a federal savings bank and owns a 20 percent equity interest in Golden Bear Homes I - IV, Limited Partnerships, which were formed to acquire, manage and dispose of residential real properties purchased from a third party asset management

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

company. Both Blythe, Limited Partnership and Golden Bear Homes I - IV, Limited Partnerships have completed their chartered business plan and are in the process of being liquidated. The Company accounts for its investments in Sacramento and Fidelity I on the equity method of accounting.

     The shares of non-voting preferred stock in EMC, Sacramento and Fidelity I are entitled to a preferential dividend of $0.80 per share per annum. Through these preferred stock investments, the Operating Partnership will be eligible to receive a preferential liquidation value of $10.00 per share plus all cumulative and unpaid dividends.

     During 1995, the Operating Partnership acquired limited partnership interests in Essex Bristol Partners (Bristol), Essex San Ramon Partners (San Ramon) and Jackson School Village, L.P. (JSV). Bristol and San Ramon were formed to acquire, own and operate multi-family rental properties located in Sunnyvale and San Ramon, California, respectively. JSV was formed to develop and operate a 200-unit garden style apartment community in Hillsboro, Oregon. The general partner in JSV provides development services to the partnership. The Company accounts for its investment in JSV on the equity method of accounting. Prior to January 30, 1997, the Company accounted for its investment in Bristol and San Ramon on the equity method of accounting.

     On January 30, 1997, the Company purchased the ownership interest of its joint venture partner, Acacia Capital Corporation (Acacia), in Bristol and San Ramon, and is now the sole owner of these properties. The Company acquired Acacia's approximate 55% ownership interest in these properties for $7,900. Concurrent with the purchase of Acacia's ownership interest, these properties, their underlying debt and their operations have been consolidated into the Company's financial statements. The debt consolidated into the balance sheet consists of an $18,520, 7.25% fixed rate loan secured by the San Ramon property, due in December 2000, and a $12,298, 7.54% fixed rate loan, with interest fixed pursuant to an interest rate swap agreement, secured by the Bristol property and due in June 2002. In April 1997, the Company repaid the loan secured by the Bristol property with a portion of the proceeds from its sale of 2,000,000 shares of Common Stock.

     In May of 1997, the Company invested as a limited partner in two existing partnerships which owned multi-family properties: Anchor Village Apartments ("Anchor Village"), a 301 unit apartment community located in Mukilteo, Washington and Highridge Apartments ("Highridge"), a 255 unit apartment community located in Ranchos Palos Verdes, California. Anchor Village was valued at $13,100 and Highridge was valued at $25,300. These investments were made under arrangements whereby EMC became the general partner and the existing partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Company can elect to redeem for cash or by issuing shares its common stock. Conversion values will be based on 98 percent of the market value of the Company's shares at the time of redemption multiplied the number of shares stipulated under the above arrangements. The Company accounts for its investments in these properties on the equity method of accounting.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     Investments consists of the following as of December 31, 1997 and 1996:

                                                              1997      1996
                                                             ------    -------
Investments in joint ventures:
  Limited partnership interest of 49.9%
     in Jackson School Village, L.P........................  $2,259    $ 2,032
  Limited partnership interest of 1%
     in Highridge Apartments...............................    (409)        --
  Limited partnership interest of 1%
     in Anchor Village Apartments..........................    (270)        --
  Limited partnership interest of 45%
     in Essex Bristol Partners.............................      --      1,921
  Limited partnership interest of 45%
     in Essex San Ramon Partners...........................      --      3,436
                                                             ------    -------
                                                              1,580      7,389
                                                             ------    -------
Investments in corporations:
  Essex Management Corporation -- 19,000 shares
     of preferred stock....................................     190        190
  Essex Fidelity I Corporation -- 31,800 shares
     of preferred stock....................................     331        331
  Essex Sacramento Corporation -- 62,500 shares
     of preferred stock....................................     122        627
                                                             ------    -------
                                                                643      1,148
                                                             ------    -------
Other investments..........................................     124         --
                                                             ------    -------
                                                             $2,347    $ 8,537
                                                             ======    =======

(6) RECEIVABLES

     Receivables consists of the following at December 31, 1997 and 1996:

                                                              1997      1996
                                                             ------    ------
Notes and other related party receivables:
  Note receivable from Highridge Apartments secured bearing
     interest at 9%, due March, 2008.......................  $2,750    $   --
  Note receivable from Fidelity I and Sacramento, secured,
     bearing interest at 9%, due on demand.................      --       718
  Note receivable from Fidelity I, secured, bearing
     interest at 12%, due December 1998....................   1,580        --
  Notes receivable from Fidelity I and JSV, secured,
     bearing interest at 9.5 -- 10%, due 2015..............     726       726
                                                             ------    ------
  Receivable from Highridge Apartments, non-interest
     bearing, due on demand................................   1,699        --
                                                             ------    ------
  Loans to officers, bearing interest at 8%, due April
     2006..................................................     375       250
  Other related party receivables, substantially due on
     demand................................................   2,134       668
                                                             ------    ------
                                                             $9,264    $2,362
                                                             ======    ======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     Other related party receivables consist primarily of accrued interest income on related party notes receivable and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.

     The Company's officers and directors do not have a substantial economic interest in these related party entities.

                                                              1997      1996
                                                             ------    ------
Notes and other receivables:
  Note receivable from the co-tenants in the Pathways
     property, secured, interest payable monthly at 9%,
     principal due June 2001...............................  $4,596    $4,728
  Other receivables........................................   4,006       565
                                                             ------    ------
                                                             $8,602    $5,293
                                                             ======    ======

(7) RELATED PARTY TRANSACTIONS

     All general and administrative expenses of the Company and EMC are initially borne by the Company, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the board of directors. Management believes the business unit allocation methodology so applied is reasonable. Expenses allocated to EMC for the years ended December 31, 1997, 1996 and 1995 totaled $987, $1,752 and $2,116, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     EMC provides property management services to the Company's neighborhood shopping centers. The fees paid by the Company for the years ended December 31, 1997, 1996 and 1995, were $80, $113 and $108, respectively, and are included in administrative expense in the accompanying consolidated statements of operations.

     Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap (M&M), including operating expense reimbursements, of $709, $681 and $675 for the years ended December 31, 1997, 1996 and 1995, respectively.

     During the years ended December 31, 1997, 1996 and 1995, the Company paid brokerage commissions totaling $590, $312 and $405 to M&M on the sales of real estate. The commissions are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of M&M brokerage commissions on certain transactions in which the Company is a party. The Board of Directors of the Company periodically reviews the calculation of this percentage.

     Included in other income for the years ended December 31, 1997, 1996 and 1995 are $139, $820 and $183, respectively, representing dividends from EMC and Essex Sacramento and management fees and equity income (loss) from Essex Bristol Partners, Essex San Ramon Partners, Jackson School Village, Highridge Apartments and Anchor Village Apartments. Interest income includes $1,286, $214 and $358 earned principally on the notes receivable from Essex Fidelity I, Essex Sacramento, the partnerships which collectively own Highridge and the partnerships which collectively own Anchor Village and the partnerships which collectively own a 30.7% minority interest in Pathways Apartments for the years ended December 31, 1997, 1996 and 1995, respectively.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(8) MORTGAGE NOTES PAYABLE

     Mortgage notes payable consist of the following at December 31, 1997 and 1996:

                                                                1997       1996
                                                              --------   --------
Mortgage notes payable to a mutual life insurance company,
secured by deeds of trust, bearing interest at 7.45%,
interest only payments due through June 1996, monthly
principal and interest installments due thereafter, final
principal payment of $40,800 due June 2001..................  $ 48,078   $ 50,240

Multifamily housing demand mortgage revenue bonds secured by deed of trust on rental property, bearing interest at 7.69%, principal and interest installments due monthly, remaining
principal due June 2018. Among the terms imposed on the
property, which is security for the bonds, is that twenty
percent of the units are subject to tenant income
qualifications criteria.....................................     8,915         --

Multifamily housing demand mortgage revenue bonds secured by deeds of trust on rental properties, and guaranteed by
collateral pledge agreements, payable monthly at a variable
rate as defined in the Loan Agreement (approximately 3.9%
for December 1997), plus credit enhancement and underwriting fees of approximately 1.9%. The bonds are convertible to a
fixed rate. Among the terms imposed on the properties, which are security for the bonds, is that twenty percent of the
units are subject to tenant income qualification criteria.
Principal balances are due in full at various maturity dates from July 2014 through October 2026. Bonds in the aggregate
of $29,220 are subject to interest rate protection
agreements through August 2003, limiting the interest rate
with respect to such bonds to a maximum interest rate of
7.2%........................................................    58,820     42,820

Mortgage note payable to a life insurance company, secured
by deed of trust, bearing interest at 8.78%, principal and
interest payments due monthly, final principal payment of
$8,500 due December 2002. Under
certain conditions this loan can be converted to an
unsecured note payable......................................     9,320         --

Mortgage note payable to a mutual life insurance company,
secured by deeds of trust, bearing interest at 7.5%,
principal and interest payments due monthly, final principal
payment of $18,200 due March 2003...........................    19,845     19,991

Mortgage note payable to a life insurance company, secured
by deeds of trust, bearing interest at 7.08%, principal and
interest payments due monthly, final principal payment of
$25,500 due January 2005. Under certain conditions this loan
can be converted to an unsecured note payable...............    28,800         --

Mortgage notes payable to a life insurance company, secured
by deed of trust, bearing interest at 8.93%, interest only
payments due through March 1997, monthly principal and
interest installments due thereafter, final principal
payment of $6,900 due April 2005. Under certain conditions
this loan can be converted to an unsecured note payable.....     8,027      8,100

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                1997       1996
                                                              --------   --------
Note payable to a life insurance company, bearing interest
at 7.25%, secured by deed of trust, interest only payments
due through January 1, 1998, thereafter principal and
interest payments monthly, final principal payment of
$18,000 due December 2000...................................  $ 18,520   $     --

Mortgage note payable to a commercial bank, secured by deed
of trust, bearing interest at 7.09%, principal and interest
payments due monthly, final principal payment of $11,600 due
March 2006..................................................    14,104     14,321

Four mortgage notes payable to a mortgage finance company
bearing interest from 7.985% to 8.055%, secured by deeds of
trust, principal and interest payments due monthly,
remaining principal due March 2007..........................    17,885         --

Multifamily housing demand mortgage revenue bonds secured by deed of trust on a rental property and guaranteed by a
collateral pledge agreement, bearing interest at 6.455%,
principal and interest payments due monthly, final principal payment of $14,800 due January 2026. Among the terms imposed on the property, which is security for the bonds, is that
twenty percent of the units are subject to tenant income
qualification criteria. The interest rate will be repriced
in February 2008 at the current tax-exempt bond rate........    17,483     17,733
                                                              --------   --------
                                                              $248,997   $153,205
                                                              ========   ========

     The aggregate scheduled maturities of mortgage notes payable are as follows:

           YEAR ENDING
           DECEMBER 31,
           ------------
  1998............................  $  4,110
  1999............................     4,455
  2000............................     4,803
  2001............................    60,935
  2002............................    24,128
  Thereafter......................   150,566
                                    --------
                                    $248,997
                                    ========

     In October 1997, the Company entered into five forward treasury contracts for an aggregate notional amount of $67,500, locking the 10 year treasury rate at between 6.16% - 6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to real estate under development and a maturity of an $18,520 fixed rate loan. These contracts will be settled no later than June 2000. If the contracts were settled as of December 31, 1997, the Company would be obliged to pay approximately $1,316.

     The Company has a LIBOR based swap contract for a notional amount of $12,298, fixing the one month LIBOR rate at 6.14%. This contract was originally purchased to cover a variable rate loan which was paid off in March 1997. The Company has kept this contract in place to limit its interest rate exposure on borrowings on its LIBOR based lines of credit. If this contract were settled as of December 31 ,1997, the Company would be obligated to pay approximately $91.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     In addition, the Company has entered into various other contracts to limit its interest rate exposure on debt related transactions. During 1997, 1996 and 1995, the Company charged $-0-, $42, and $62 to income representing amortization of deferred costs. During 1997, 1996 and 1995, the Company charged $183, $-0-, and $226 of costs relating to the termination of unmatched positions taken.

     During the years ended December 31, 1997, 1996 and 1995, the Company refinanced various mortgages and incurred a loss on the early extinguishment of debt of $361, $3,441 and $154 related to the write off of the unamortized loan fees and prepayment penalties.

(9) LINES OF CREDIT

     As of December 31, 1997 and 1996, the Company had the following balances outstanding under lines of credit with commercial banks:

                                                              1997      1996
                                                             -------    ----
Secured $25,110 line of credit, interest payable monthly at
  1% over the banks' prime rate or at the Company's option,
  1.5% over the LIBOR rate, expiring April 1998............  $ 2,600    $--
Two unsecured, aggregate $50,000 lines of credit, interest
  payable monthly at .50% over the bank's prime rate or at
  the Company's option, 1.5% over the LIBOR rate, expiring
  March 1998...............................................   25,000     --
                                                             -------    ---
                                                             $27,600    $--
                                                             =======    ===

     As of December 31, 1997, the thirty-day LIBOR rate was approximately 5.8%, and the prime rate was 8.5%.

(10) LEASING ACTIVITY

The rental operations of the Company include apartment properties, which are rented under short term leases (generally, lease terms of three to twelve months), and retail properties and the headquarters building, which are rented under cancelable and noncancelable operating leases, certain of which contain renewal options. Future minimum rental activity for the apartment properties is not included in the following schedule due to the shortterm nature of the leases.

     Future minimum rentals due under noncancelable operating leases with tenants of the retail properties and the headquarters building are as follows:

            YEAR ENDING
           DECEMBER 31,
           ------------
  1998.............................  $ 3,030
  1999.............................    2,705
  2000.............................    2,205
  2001.............................    1,957
  2002.............................      976
Thereafter.........................    4,892
                                     -------
                                     $15,765
                                     =======

     Included in this schedule is $556 due from M&M in 1998 and $248 due through May 1999.

     In addition to minimum rental payments, retail and headquarters building tenants pay reimbursements for their pro rata share of specified operating expenses. Such amounts totaled $905, $964 and $1,018 for the

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

years ended December 31, 1997, 1996 and 1995, respectively, and are included as rental revenue and operating expenses in the accompanying consolidated statements of operations. Certain of these leases also provide for the payment of additional rent based on a percentage of the tenants' revenues.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes that the carrying amounts of its financial instruments, which include cash and cash equivalents, restricted cash, notes and other receivables, mortgage notes payable, lines of credit, accounts payable, and dividends payable approximate fair value as of December 31, 1997 and 1996, because interest rates and yields for these instruments are consistent with yields currently available to the Company for similar instruments.

(12) STOCK OPTION PLANS

     The Company has adopted the Essex Property Trust, Inc. 1994 Stock Incentive Plan to provide incentives to attract and retain officers, directors and key employees. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock. Under the Stock Incentive Plan, the total number of shares available for grant is approximately 875,400. The Board of Directors (the Board) may adjust the aggregate number and type of shares reserved for issuance. Participants in the Stock Incentive Plans are selected by the Compensation Committee of the Board, which is comprised of independent directors. The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100 percent of the fair market value of the common stock on the grant date.

     The Company's options have a life of ten years. Option grants fully vest between one year and five years after the grant date.

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

     The Company has also reserved 406,500 shares of common stock in connection with the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan. There was no activity in this plan during 1997, 1996 and 1995.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for its plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of FASB Statement 123, the Company's net income and net income per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                                                   1997       1996      1995
                                                  -------    ------    -------
Net income.....................  As reported      $29,316    $8,881    $10,604
                                 Pro forma         29,216     8,820     10,566

     For the years ended December 31, 1997, 1996, and 1995, the effect of determining compensation cost consistent with FASB Statement No. 123 on basic and diluted earnings per share was not material.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates ranging from 5.79% to 6.88% in 1997 and from 5.52% to 6.92% in 1996 and 1995; expected lives of 4 years for 1997, 1996, and 1995; expected volatility of 17.40% for 1997 and 15.13% for 1996 and 1995; and dividend yield of 6% for 1997, 1996 and 1995.

     A summary of the status of the Company's option plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                1997                   1996                   1995
                         -------------------    -------------------    -------------------
                                    WEIGHTED               WEIGHTED               WEIGHTED
                                    AVERAGE                AVERAGE                AVERAGE
                                    EXERCISE               EXERCISE               EXERCISE
                         SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                         -------    --------    -------    --------    -------    --------
Outstanding at
  beginning of year....  529,450    $  19.08    538,950    $  18.93    444,950    $  19.44
Granted................  324,905       33.02     14,000       24.55    100,400       16.72
Exercised..............  (23,286)      17.95     (6,750)      19.07         --          --
Forfeited..............   (2,855)      22.91    (16,750)      18.89     (6,400)      19.21
                         -------                -------                -------
Outstanding at end of
  year.................  828,214       24.57    529,450       19.08    538,950       18.93
                         =======                =======                =======
Options exercisable at
  year end.............  284,575    $  19.23    202,975    $  19.13    104,010    $  19.39
Weighted-average fair
  value of options
  granted during the
  year.................             $   3.56               $   2.40               $   1.67

     The following table summarized information about stock options outstanding at December 31, 1997:

                                  OPTIONS OUTSTANDING
                       -----------------------------------------          OPTIONS EXERCISABLE
                                          WEIGHTED                  --------------------------------
                           NUMBER          AVERAGE      WEIGHTED        NUMBER           WEIGHTED
       RANGE OF        OUTSTANDING AT     REMAINING     AVERAGE     EXERCISABLE AT       AVERAGE
       EXERCISE         DECEMBER 31,     CONTRACTUAL    EXERCISE     DECEMBER 31,        EXERCISE
        PRICES              1997            LIFE         PRICE           1997             PRICE
    ---------------    --------------    -----------    --------    --------------    --------------
    $      15.01 to
      20.00........       490,314         6.6 years      $18.99         280,790          $ 19.16
           20.01 to
      25.00........        10,000         8.5 years       23.23           2,533            22.70
           25.01 to
      30.00........        81,900         9.2 years       29.25           1,333            27.88
           30.01 to
      35.00........       246,000         9.8 years       34.21              --               --
                          -------                                       -------
                          828,214                        $24.57         284,656          $ 19.23
                          =======                                       =======

     On January 1, 1997, the Company granted 13,277 Stock Units under the Company's Phantom Stock Unit Agreement to two of the Company's executives. The market value at the date of grant was $29.27 per share. The units vest in installments in accordance with the vesting schedule set forth in the Phantom Stock Unit Agreement such that the units will be fully vested on January 1, 2002. At that time, the Company expects to issue to the executives the number of shares of common stock equal to the number of units vested, or at the Company's option, an equivalent amount in cash. Dividends are paid by the Company on the vested and unvested portion of shares. For the year ended December 31, 1997, compensation cost was $19 related to this plan.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of quarterly results of operations for 1997 and 1996:

                                              QUARTER    QUARTER     QUARTER        QUARTER
                                               ENDED      ENDED       ENDED          ENDED
                                              MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                              --------   -------   ------------   -----------
1997
Total revenues before gain on sale of real
  estate....................................  $18,551    $19,580     $21,975        $24,463
Gain (loss) on sale of real estate..........       --        414       4,713            (13)
                                              -------    -------     -------        -------
Total revenues..............................  $18,551    $19,994     $26,688        $24,450
                                              =======    =======     =======        =======
Extraordinary item..........................  $    --    $  (104)    $    --        $  (257)
                                              =======    =======     =======        =======
Net income..................................  $ 4,868    $ 6,254     $10,967        $ 7,227
                                              =======    =======     =======        =======
Per share data:
  Net income:
     Basic..................................  $  0.39    $  0.43     $  0.73        $  0.41
                                              =======    =======     =======        =======
     Diluted................................  $  0.39    $  0.43     $  0.69        $  0.41
                                              =======    =======     =======        =======
  Market price:
     High...................................  $ 30.87    $ 32.37     $ 35.06        $ 37.50
                                              =======    =======     =======        =======
     Low....................................  $ 28.50    $ 27.62     $ 30.50        $ 32.81
                                              =======    =======     =======        =======
     Close..................................  $ 29.87    $ 32.12     $ 34.81        $ 35.00
                                              =======    =======     =======        =======
  Dividends declared........................  $  .435    $  .435     $  .450        $  .450
                                              =======    =======     =======        =======
  1996
Total revenues before gain on sale of real
  estate....................................  $11,554    $11,754     $12,823        $14,562
Gain (loss) on sale of real estate..........       --      2,409          71             (3)
                                              -------    -------     -------        -------
Total revenues..............................  $11,554    $14,163     $12,894        $14,559
                                              =======    =======     =======        =======
Extraordinary item..........................  $(2,180)   $  (665)    $  (472)       $  (124)
                                              =======    =======     =======        =======
Net income (loss)...........................  $   (57)   $ 3,159     $ 2,232        $ 3,547
                                              =======    =======     =======        =======
Per share data:
  Net income:
     Basic..................................  $ (0.01)   $  0.51     $  0.28        $  0.35
                                              =======    =======     =======        =======
     Diluted................................  $ (0.01)   $  0.51     $  0.27        $  0.35
                                              =======    =======     =======        =======
  Market price:
     High...................................  $ 21.25    $ 22.50     $ 24.87        $ 29.37
                                              =======    =======     =======        =======
     Low....................................  $ 18.75    $ 19.37     $ 21.37        $ 24.62
                                              =======    =======     =======        =======
     Close..................................  $ 20.75    $ 21.50     $ 24.87        $ 29.37
                                              =======    =======     =======        =======
  Dividends declared........................  $  .425    $  .425     $  .435        $  .435
                                              =======    =======     =======        =======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

(14) 401(K) PLAN

     The Company has a 401(k) pension plan (the Plan) for all full time employees who have completed one year of service. Employees may contribute up to 23% of their compensation, to the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their compensation to a maximum of five hundred dollars per year. Company contributions to the Plan were approximately $41, $27, and $37 for the years ended December 31, 1997, 1996, and 1995.

(15) COMMITMENTS AND CONTINGENCIES

     A commercial bank has issued on behalf of the Company various letters of credit relating to financing and development transactions for an aggregate amount of $9,931 which expire between July 1998 and June 2002.

     The Company identifies and evaluates prospective investments on a continuous basis. In connection therewith, the Company initiates letters of intent and extends offers on a regular basis. At December 31, 1997, the Company had one commitment to fund an acquisition for $37,400.

     The Company is developing six multifamily residential projects, which are anticipated to have an aggregate of approximately 1,330 multifamily units. Essex expects that such projects will be completed during the next two years. In connection with these projects, the Operating Partnership has directly, or in cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for $77 million.

     Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Company carries no express insurance coverage for this type of environmental risk. The Company has conducted environmental studies which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these properties would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company is involved in various lawsuits arising out of the ordinary course of business and certain other legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(16) SUBSEQUENT EVENT

     Subsequent to December 31, 1997, the Company completed the sale of 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds of this offering were used to pay off lines of credit and will be used to fund acquisition and development of additional multifamily properties.

                                                                      SCHEDULE 1
                                                                     PAGE 1 OF 3

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                        INITIAL COST             COSTS
                                                                   -----------------------    CAPITALIZED
                                                                             BUILDING AND    SUBSEQUENT TO
      PROPERTY         UNITS         LOCATION        ENCUMBRANCE    LAND     IMPROVEMENTS     ACQUISITION
      --------         -----         --------        -----------   -------   -------------   -------------
Apartments:
  The Apple(5)           200   Fremont, CA             $           $   995      $ 5,582         $1,173
  Plumtree(5)            140   Santa Clara, CA         $             3,090        7,421            287
                                                       ------      -------      -------         ------
                                                           --        4,086       13,003          1,380
                                                       ------      -------      -------         ------
  Summerhill Park        100   Sunnyvale, CA                         2,654        4,918            315
  Oak Pointe             390   Sunnyvale, CA                         4,842       19,776          3,746
  Summerhill Commons     184   Newark, CA                            1,608        7,582            389
  Pathways               296   Long Beach, CA                        4,083       16,757            421
  Villa Rio Vista        286   Anaheim, CA                           3,013       12,661          1,266
  Foothill Commons       360   Bellevue, WA                          2,435        9,821          1,485
  Woodland Commons       236   Bellevue, WA                          2,040        3,727            735
  Palisades              192   Bellevue, WA                          1,560        6,242          2,069
                                                       ------      -------      -------         ------
                                                       48,078       22,235       86,484          9,424
                                                       ------      -------      -------         ------
  Marina Cove(3)         292   Santa Clara, CA             --        5,320       16,431            950
                                                       ------      -------      -------         ------
  Santa Fe Ridge         240   Silverdale, WA           8,027        4,137        7,925            224
                                                       ------      -------      -------         ------
  Wharfside Pointe       142   Seattle, WA                           2,245        7,020            381
  Emerald Ridge          180   Bellevue, WA                          3,449        7,801            236
  Sammanish View         153   Bellevue, WA                          3,324        7,501            120
                                                       ------      -------      -------         ------
                                                       19,845        9,018       22,321            737
                                                       ------      -------      -------         ------
  Inglenook Court        214   Bothell, WA              8,300        3,467        7,881            996
                                                       ------      -------      -------         ------
  Brighton Ridge         264   Renton, WA                            2,625       10,800            500
  Landmark Apartments    285   Hillsboro, OR                         3,655       14,200            208
  Eastridge
    Apartments           188   San Ramon, CA                         6,068       13,628            278
                                                       ------      -------      -------         ------
                                                       28,000       12,346       38,628            986
                                                       ------      -------      -------         ------
  Camarillo Oaks         564   Camarillo, CA           28,335       10,953       25,254          1,201
                                                       ------      -------      -------         ------
  Windsor Ridge          216   Sunnyvale, CA           14,104        4,017       10,315            291
                                                       ------      -------      -------         ------
  Wandering Creek        156   Kent, WA                 5,300        1,285        4,980            544
                                                       ------      -------      -------         ------
  Treetops               172   Fremont, CA              9,800        3,520        8,182            711
                                                       ------      -------      -------         ------

                                    GROSS AMOUNT
                             CARRIED AT CLOSE OF PERIOD
                       --------------------------------------                                           DEPRECIABLE
                         LAND AND     BUILDING AND              ACCUMULATED      DATE OF       DATE        LIVES
      PROPERTY         IMPROVEMENTS   IMPROVEMENTS   TOTAL($)   DEPRECIATION   CONSTRUCTION  ACQUIRED     (YEARS)
      --------         ------------   ------------   --------   ------------   ------------  --------   -----------
Apartments:
  The Apple(5)           $   996        $ 6,755      $  7,751     $ 4,064          1971        4/82        3-30
  Plumtree(5)              3,090          7,628        10,718         996          1975        2/94        3-30
                         -------        -------      --------     -------
                           4,086         14,383        18,469       5,060
                         -------        -------      --------     -------
  Summerhill Park          2,654          5,233         7,887       1,411          1988        9/88        3-40
  Oak Pointe               4,842         23,522        28,364       8,052          1973       12/88        3-30
  Summerhill Commons       1,587          8,062         9,579       2,246          1987        7/87        3-40
  Pathways                 4,081         17,178        21,261       4,158          1975        2/91        3-30
  Villa Rio Vista          2,954         13,956        16,940       6,364          1968        7/85        3-30
  Foothill Commons         2,435         11,304        13,739       3,640          1978        3/90        3-30
  Woodland Commons         2,040          9,462        11,502       2,935          1976        3/90        3-30
  Palisades                1,560          7,311         8,871       2,412      1969/1977(2)    5/90        3-30
                         -------        -------      --------     -------
                          22,115         96,028       118,143      31,118
                         -------        -------      --------     -------
  Marina Cove(3)           5,320         16,981        22,301       2,156          1974        6/94        3-30
                         -------        -------      --------     -------
  Santa Fe Ridge           4,142          8,144        12,286         747          1993       10/94        3-30
                         -------        -------      --------     -------
  Wharfside Pointe         2,252          7,394         9,646         922          1990        6/94        3-30
  Emerald Ridge            3,445          8,041        11,486         939          1987       11/94        3-30
  Sammanish View           3,328          7,617        10,945         825          1986       11/94        3-30
                         -------        -------      --------     -------
                           9,025         23,012        32,077       2,686
                         -------        -------      --------     -------
  Inglenook Court          3,472          8,872        12,344       1,306          1985       10/94        3-30
                         -------        -------      --------     -------
  Brighton Ridge           2,652         11,271        13,923         360          1986       12/95        3-30
  Landmark Apartments      3,695         14,368        18,063         639          1990       08/96        3-30
  Eastridge
    Apartments             6,087         13,887        19,974         616          1988       08/96        3-30
                         -------        -------      --------     -------
                          12,431         39,526        51,960       1,615
                         -------        -------      --------     -------
  Camarillo Oaks          10,902         26,509        37,411         890          1985       07/96        3-30
                         -------        -------      --------     -------
  Windsor Ridge            4,017         10,613        14,630       2,404          1989       01/89        3-30
                         -------        -------      --------     -------
  Wandering Creek          1,294          5,515         6,809         416          1986       11/95        3-30
                         -------        -------      --------     -------
  Treetops                 3,524          8,839        12,413         580          1978       01/96        3-30
                         -------        -------      --------     -------

                                                                      SCHEDULE 1
                                                                     PAGE 2 OF 3

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                        INITIAL COST             COSTS
                                                                   -----------------------    CAPITALIZED
                                                                             BUILDING AND    SUBSEQUENT TO
      PROPERTY         UNITS         LOCATION        ENCUMBRANCE    LAND     IMPROVEMENTS     ACQUISITION
      --------         -----         --------        -----------   -------   -------------   -------------
  Foothill/Twincreeks    176   San Ramon, CA               --        5,875       13,992            168
                                                       ------      -------      -------         ------
  Bristol Commons        188   Sunnyvale, CA               --        5,278       11,853            450
                                                       ------      -------      -------         ------
  The Shores             348   San Ramon, CA           18,520        8,789       18,252            769
                                                       ------      -------      -------         ------
  The Laurela            164   Mill Creek, WA              --        1,599        6,430            210
                                                       ------      -------      -------         ------
  Meadowood              320   Simi Valley, CA         17,483        7,852       18,592            229
                                                       ------      -------      -------         ------
  Casa Del Mar            96   Pasadena, CA                --        1,857        4,713             32
                                                       ------      -------      -------         ------
  Huntington Breakers    342   Huntington Beach, CA    16,000        9,306       22,720             32
                                                       ------      -------      -------         ------
  Kings Road             194   Los Angeles, CA             --        4,023        9,527             65
                                                       ------      -------      -------         ------
  Park Place/
    Windsor Court        118   Los Angeles, CA             --        3,343        7,881             61
                                                       ------      -------      -------         ------
  Tara Village           168   Tarzana, CA                 --        3,178        7,535            192
                                                       ------      -------      -------         ------
  The Bluffs             224   San Diego, CA               --        3,405        7,743             41
                                                       ------      -------      -------         ------
  The Village
    Apartments           122   Oxnard, CA                  --        2,349        5,579             57
                                                       ------      -------      -------         ------
  Trabuco Villas         132   Lake Forest, CA             --        3,638        8,640             97
                                                       ------      -------      -------         ------
  Villa Scandia          118   Ventura, CA                 --        1,570        3,912             55
                                                       ------      -------      -------         ------
  Wilshire Promenade     128   Fullerton, CA               --        3,118        7,385             76
                                                       ------      -------      -------         ------
  Windsor Terrace        110   Pasadena, CA                --        2,188        5,263            180
                                                       ------      -------      -------         ------
  Casa Mango              96   San Diego, CA               --        3,011        7,006             22
                                                       ------      -------      -------         ------
  Riverfront             229   San Diego, CA               --        8,637       20,119             27
                                                       ------      -------      -------         ------
  Bridle Trails           92   Kirkland, WA             4,271        1,500        5,930             26
                                                       ------      -------      -------         ------
  Castle Creek           216   Newcastle, WA               --        4,149       16,028              1
                                                       ------      -------      -------         ------
  Evergreen Heights      200   Kirkland, WA             9,320        3,566       13,395             65
                                                       ------      -------      -------         ------
  Maple Leaf              48   Seattle, WA              2,087          805        3,285             17
                                                       ------      -------      -------         ------
  Meadows at Cascade     198   Vancouver, WA               --        2,261        9,070             24
                                                       ------      -------      -------         ------
  Spring Lake             69   Seattle, WA              2,286          838        3,399             19
                                                       ------      -------      -------         ------
  Stonehedge Village     195   Bethel, WA               9,241        3,167       12,603             30
                                                       ------      -------      -------         ------
  Village at Cascade     192   Vancouver, WA               --        2,101        8,753             19
                       -----                           ------      -------      -------         ------
                       9,944
                       =====

                                    GROSS AMOUNT
                             CARRIED AT CLOSE OF PERIOD
                       --------------------------------------                                           DEPRECIABLE
                         LAND AND     BUILDING AND              ACCUMULATED      DATE OF       DATE        LIVES
      PROPERTY         IMPROVEMENTS   IMPROVEMENTS   TOTAL($)   DEPRECIATION   CONSTRUCTION  ACQUIRED     (YEARS)
      --------         ------------   ------------   --------   ------------   ------------  --------   -----------
  Foothill/Twincreeks      5,939         14,096        20,035         389          1985       02/97        3-30
                         -------        -------      --------     -------
  Bristol Commons          5,283         12,298        17,581         396          1989       01/97        3-30
                         -------        -------      --------     -------
  The Shores               8,853         18,957        27,110         613          1988       01/97        3-30
                         -------        -------      --------     -------
  The Laurela              1,593          6,606         8,199         214          1981       12/96        3-30
                         -------        -------      --------     -------
  Meadowood                7,892         18,781        26,673         691          1985       11/96        3-30
                         -------        -------      --------     -------
  Casa Del Mar             1,870          4,732         6,602          79          1972       06/97        3-30
                         -------        -------      --------     -------
  Huntington Breakers      9,307         22,751        32,038         126          1984       10/97        3-30
                         -------        -------      --------     -------
  Kings Road               4,028          9,587        13,615         136          1979       06/97        3-30
                         -------        -------      --------     -------
  Park Place/
    Windsor Court          3,371          7,914        11,285          88          1988       08/97        3-30
                         -------        -------      --------     -------
  Tara Village             3,202          7,703        10,905         231          1972       01/97        3-30
                         -------        -------      --------     -------
  The Bluffs               3,416          7,773        11,189         130          1974       06/97        3-30
                         -------        -------      --------     -------
  The Village
    Apartments             2,385          5,600         7,985          78          1974       07/97        3-30
                         -------        -------      --------     -------
  Trabuco Villas           3,659          8,716        12,375          53          1985       10/97        3-30
                         -------        -------      --------     -------
  Villa Scandia            1,591          3,946         5,537          66          1971       06/97        3-30
                         -------        -------      --------     -------
  Wilshire Promenade       3,136          7,443        10,579         227          1982       01/97        3-30
                         -------        -------      --------     -------
  Windsor Terrace          2,300          5,531         7,831          45          1972       09/97        3-30
                         -------        -------      --------     -------
  Casa Mango               3,021          7,018        10,039          --          1981       12/97        3-30
                         -------        -------      --------     -------
  Riverfront               8,652         20,131        28,783          --          1990       12/97        3-30
                         -------        -------      --------     -------
  Bridle Trails            1,514          5,942         7,456          34          1986       10/97        3-30
                         -------        -------      --------     -------
  Castle Creek             4,138         16,040        20,178          --          1997       12/97        3-30
                         -------        -------      --------     -------
  Evergreen Heights        3,577         13,449        17,026         223          1990       06/97        3-30
                         -------        -------      --------     -------
  Maple Leaf                 811          3,294         4,103          16          1985       08/97        3-30
                         -------        -------      --------     -------
  Meadows at Cascade       2,270          9,085        11,355          25          1988       11/97        3-30
                         -------        -------      --------     -------
  Spring Lake                844          3,012         4,236          18          1986       10/97        3-30
                         -------        -------      --------     -------
  Stonehedge Village       3,183         12,617        15,800          42          1986       10/97        3-30
                         -------        -------      --------     -------
  Village at Cascade       2,110          8,765        10,875          --                                  3-30
                         -------        -------      --------     -------

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                          TOTAL                                        INITIAL COSTS            COSTS
                         RENTABLE                                  ----------------------    CAPITALIZED
                          SQUARE                                             BUILDING AND   SUBSEQUENT TO
       PROPERTY          FOOTAGE       LOCATION      ENCUMBRANCE    LAND     IMPROVEMENTS    ACQUISITION
       --------          --------      --------      -----------   -------   ------------   -------------
Commercial:
  925 East Meadow         17,404    Palo Alto, CA     $            $ 1,401     $  3,172        $   144
                                                      --------     -------     --------        -------
  777 California(4)(5)    44,827    Palo Alto, CA           --          --        6,700          8,661
                                                      --------     -------     --------        -------
Retail:
  Canby Square(5)        102,403    Canby, OR         $            $   801     $  2,507        $ 1,819
  Powell Villa
    Center(5)             63,645                                       740        1,393          1,235
  Garrison Square(5)      69,790    Vancouver, WA                    1,004        1,676            759
                         -------                      --------     -------     --------        -------
                         235,838                            --       2,545        5,576          3,813
                         -------                      --------     -------     --------        -------
                         298,069                      $248,997     $81,695     $516,456        $32,836
                         =======                      ========     =======     ========        =======

                                       GROSS AMOUNT
                                CARRIED AT CLOSE OF PERIOD
                         ----------------------------------------                                            DEPRECIABLE
                           LAND AND     BUILDINGS AND               ACCUMULATED      DATE OF        DATE        LIVES
       PROPERTY          IMPROVEMENTS    IMPROVEMENTS    TOTAL(1)   DEPRECIATION   CONSTRUCTION   ACQUIRED     (YEARS)
       --------          ------------   --------------   --------   ------------   ------------   --------   -----------
Commercial:
  925 East Meadow          $  1,545        $  3,172      $  4,717     $     9          1984        11/97        3-30
                           --------        --------      --------     -------
  777 California(4)(5)           --          15,361        15,361       3,575          1987         7/86        3-30
                           --------        --------      --------     -------
Retail:
  Canby Square(5)          $    802        $  4,325      $  5,127     $   479          1976         1/90        3-30
  Powell Villa
    Center(5)                   739           2,629         3,368         472          1959         1/90        3-30
  Garrison Square(5)          1,004           2,435         3,439         485          1962         1/90        3-30
                           --------        --------      --------     -------
                              2,545           9,389        11,935       1,436
                           --------        --------      --------     -------
                           $182,416        $548,571      $730,987     $58,040
                           ========        ========      ========     =======

---------------

(1) The aggregate cost for federal income tax purposes is $504,093.

(2) Phase I was built in 1969 and Phase II was built in 1977.

(3) A portion of land is leased pursuant to a ground lease expiring in 2028.

(4) Land is leased pursuant to a ground lease expiring in 2054.

(5) These properties secure the Company's $25,110 line of credit.

     A summary of activity for real estate and accumulated depreciation is as follows:

                                                   1997        1996        1995
                                                 --------    --------    --------
Real estate:
  Balance at beginning of year.................  $393,809    $284,358    $282,344
  Improvements.................................      4533       3,406       3,193
  Acquisition of real estate...................   345,750     118,107       6,265
  Disposition of real estate...................   (13,105)    (12,062)     (7,444)
                                                 --------    --------    --------
  Balance at end of year.......................  $730,987    $393,809    $284,358
                                                 ========    ========    ========

                                                                                                   1997       1996       1995
                                                                                                  -------    -------    -------
Real estate:                                     Accumulated depreciation:
  Balance at beginning of year.................  Balance at beginning of year...................  $47,631    $40,281    $34,112
  Improvements.................................  Dispositions...................................   (3,504)    (1,470)    (1,809)
  Acquisition of real estate...................  Depreciation expense -- Acquisitions...........    2,086        905         --
  Disposition of real estate...................  Depreciation expense...........................   11,827      7,915      7,978
                                                                                                  -------    -------    -------
  Balance at end of year.......................  Balance at end of year.........................  $58,040    $47,631    $40,281
                                                                                                  =======    =======    =======

                                 EXHIBIT INDEX

EXHIBIT #                              DOCUMENT                            PAGE
---------                              --------                            ----
    3.1      Articles of Amendment and Restatement of Essex dated June
             22, 1995, attached as Exhibit 3.1 to Essex's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1995, and
             hereby incorporated herein by reference.....................   --
    3.2      Articles Supplementary of Essex Property Trust, Inc. for the
             8.75% Convertible Preferred Stock, Series 1996A, attached as
             Exhibit 3.1 to Essex's Current Report on Form 8-K, filed
             August 13, 1996, and hereby incorporated herein by
             reference...................................................   --
    3.3      First Amendment to Articles of Amendment and Restatement of
             Essex Property Trust, Inc., attached as Exhibit 3.1 to
             Essex's 10-Q as of September 30, 1996, and hereby
             incorporated herein by reference............................   --
    3.4      Certificate of Correction dated December 20, 1996...........   (2)
    3.5      Amended and Restated Bylaws of Essex Property Trust, Inc.,
             attached as Exhibit 3.2 to Essex's Current Report on Form
             8-K, filed August 13, 1996, and hereby incorporated herein
             by reference................................................   --
    3.6      Certificate of Amendment of the Bylaws of Essex Property
             Trust, Inc., dated December 17, 1996........................   (2)
    3.7      Articles Supplementary for the 7.875% Series B Cumulative
             Redeemable Preferred Stock, attached as Exhibit 3.1 to
             Essex's Current Report on Form 8-K, filed March 3, 1998, and
             hereby incorporated herein by reference.....................   --
   10.1      Essex Property Trust, Inc. 1994 Stock Incentive Plan
             (amended and restated as of April 3, 1997 and previously
             known as the 1994 Employee Stock Incentive Plan), attached as Exhibit 10.7 to Essex's Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1997, and hereby incorporated
             herein by reference.*.......................................   --
   10.2      First Amended and Restated Agreement of Limited Partnership
             of Essex Portfolio, L.P., attached as Exhibit 10.1 to
             Essex's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1997, and hereby incorporated herein by
             reference...................................................   --
   10.3      Form of Essex Property Trust, Inc. 1994 Non-Employee and
             Director Stock Incentive Plan.*.............................   (1)
   10.4      Form of the Essex Property Trust, Inc. 1994 Employee Stock
             Purchase Plan.*.............................................   (1)
   10.5      Form of Non-Competition Agreement between Essex and each of
             Keith R. Guericke and George M. Marcus.*....................   (1)
   10.6      Contribution Agreement by and among Essex, the Operating
             Partnership and the Limited Partners in the Operating
             Partnership.................................................   (1)
   10.7      Form of Indemnification Agreement between Essex and its
             directors and officers......................................   (1)
   10.8      Commitment Letter between Northwestern Mutual Life Insurance
             Company and the Operating Partnership.......................   (1)
   10.9      First Amendment to First Amended and Restated Agreement of
             Limited Partnership of Essex Portfolio, L.P., dated February
             6,1998, attached as Exhibit 10.1 to Essex's Current Report on Form 8-K, filed March 3, 1998, and hereby incorporated
             herein by reference.........................................   --

EXHIBIT #                              DOCUMENT                            PAGE
---------                              --------                            ----
   10.10     Stock Purchase Agreement dated as of June 20, 1996 by and
             between Essex Property Trust, Inc. and Tiger/Westbrook Real
             Estate Fund L.P. and Tiger/Westbrook Real Estate
             Co-Investment Partnership, L.P., attached as Exhibit 10.1 to
             Essex's Current Report on Form 8-K, filed August 13, 1996,
             and hereby incorporated herein by reference.................   --
   10.11     Amendment No. 1 to Stock Purchase Agreement dated as of July
             1, 1996 by and between Essex Property Trust, Inc. and
             Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook
             Real Estate Co-Investment Partnership, L.P., attached as
             Exhibit 10.2 to Essex's Current Report on Form 8-K, filed
             August 13, 1996, and hereby incorporated herein by
             reference...................................................   --
   10.12     First Amendment to Investor Rights Agreement dated July 1,
             1996 by and between George M. Marcus and The Marcus &
             Millichap Company, attached as Exhibit 10.3 to Essex's
             Current Report on Form 8-K, filed August 13, 1996, and
             hereby incorporated herein by reference.....................   --
   10.13     Leasehold agreement between Houghton Mifflin Company and
             Stanford University dated as of February 1, 1955, as
             amended.....................................................   (1)
   10.14     Agreement by and among M&M, M&M REIBC and the Operating
             Partnership and Essex regarding Stock Options...............   (1)
   10.15     Co-Brokerage Agreement by and among Essex, the Operating
             Partnership, M&M REIBC and Essex Management Corporation.....   (1)
   10.16     General Partnership Agreement of Essex Washington Interest
             Partners....................................................   (1)
   10.17     Form of Office Lease between the Operating Partnership and
             the Marcus and Millichap Company............................   (1)
   10.18     Form of Management Agreement between the Operating
             Partnership and Essex Management Corporation regarding the
             retail Properties...........................................   (1)
   10.19     Form of Amended and Restated Agreement among
             Tenants-in-Common regarding Pathways Property...............   (1)
   10.20     Form of Promissory Note made by Gilroy Associates and San
             Pablo Medical Investors in favor of the Operating
             Partnership.................................................   (1)
   10.21     Loan Facility Agreement dated as of June 20, 1996 among
             Essex Property Trust, Inc. and T/W Essex Funding, L.L.C.,
             attached as Exhibit 10.4 to Essex's Current Report on Form
             8-K, filed August 13, 1996, and hereby incorporated herein
             by reference................................................   --
   10.22     Amendment No. 1 to Loan Facility Agreement dated as of July
             1, 1996 by and between Essex Property Trust, Inc. and T/W
             Essex Funding, L.L.C., attached as Exhibit 10.5 to Essex's
             Current Report on Form 8-K, filed August 13, 1996, and
             hereby incorporated herein by reference.....................   --
   10.23     Guarantee dated as of June 20, 1996 of Essex Portfolio,
             L.P. to T/W Essex Funding, L.L.C. attached as Exhibit 10.6 to Essex's Current Report on Form 8-K, filed August 13,
             1996, and hereby incorporated herein by reference...........   --
   10.24     Reaffirmation of Guarantee dated as of July 1, 1996 by Essex
             Portfolio, L.P., attached as Exhibit 10.7 to Essex's Current
             Report on Form 8-K, filed August 13, 1996, and hereby
             incorporated herein by reference............................   --

EXHIBIT #                              DOCUMENT                            PAGE
---------                              --------                            ----
   10.25     Revised Exhibit A to Forms of Holdback Funding Agreements
             between Northwestern Mutual Life Insurance Company and the
             Operating Partnership and partnerships (in which the
             Operating Partnership is the general partner) that own
             certain of the Washington Properties........................   (1)
   10.26     Form of Investor Rights Agreement between Essex and the
             Limited Partners of the Operating Partnership...............   (1)
   10.27     Promissory notes for $3,400,000, $10,000,000 and $42,000,000 evidencing amounts payable to Northwestern mutual Life
             Insurance Company, attached as Exhibit 10.5 to Essex's
             Quarterly Report on Form 10-Q for the quarter end June 30,
             1994 and hereby incorporated herein by reference............   --
   10.28     Revolving credit agreement between Essex and Bank of
             America, attached as Exhibit 10.4 to Essex's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1994, and
             hereby incorporated herein by reference.....................   --
   10.29     Interest rate protection agreement dated June 10, 1994,
             attached as Exhibit 10.6 to Essex's Quarterly Report on Form
             10-Q for the quarter ended June 30, 1994, and hereby
             incorporated herein by reference............................   --
   10.30     Promissory Note dated February 13, 1996, executed by the
             Operating Partnership to the order of The Northwestern
             Mutual Life Insurance Company, in the principal amount of
             $20,200,000, attached as Exhibit 10.43 to Essex's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1996,
             and hereby incorporated herein by reference.................   --
   10.31     Form of Promissory Note to be made by San Pablo Medical
             Investors, Ltd. and Gilroy Associates in favor of the
             Operating Partnership and forms of documents relating
             thereto.....................................................   (1)
   10.32     Registration Rights Agreement, dated as of June 20, 1996,
             attached as Exhibit 10.8 to Essex's Current Report on Form
             8-K, filed August 13, 1996, and hereby incorporated herein
             by reference................................................   --
   10.33     Letter Agreement, dated July 1, 1996, among Essex Property
             Trust, Inc., Essex Portfolio, L.P., Tiger/Westbrook Real
             Estate Fund, L.P. and Tiger/Westbrook Real Estate
             Co-Investment Partnership, L.P., attached as Exhibit 10.9 to
             Essex's Current Report on Form 8-K, filed August 13, 1996,
             and hereby incorporated herein by reference.................   --
   10.34     Letter Agreement with Tiger/Westbrook entities re:
             Limitations on Ownership of Stock of the Company, attached as Exhibit 10.1 to Essex's Quarterly Report on Form 10-Q for
             the quarter ended September 30, 1996, and hereby
             incorporated herein by reference............................   --
   10.35     Commercial Promissory Note Secured by Deed of Trust dated
             January 29, 1996, executed by the Operating Partnership to the order of Union Bank, in the principal amount of
             $14,475,000, attached as Exhibit 10.44 to Essex's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1996,
             and hereby incorporated herein by reference.................   --
   10.36     Phantom Stock Unit Agreement for Mr. Guericke, attached as
             Exhibit 10.1 to Essex's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1997, and hereby incorporated
             herein by reference.*.......................................   --
   10.37     Phantom Stock Unit Agreement for Mr. Schall, attached as
             Exhibit 10.2 to Essex's Quarterly Report on Form 10-Q for
             the quarter ended March 31, 1997, and hereby incorporated
             herein by reference.*.......................................   --

EXHIBIT #                              DOCUMENT                            PAGE
---------                              --------                            ----
   10.38     Replacement Promissory Note (April 15, 1996) and Pledge
             Agreement for Mr. Guericke, attached as Exhibit 10.3 to
             Essex's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1997, and hereby incorporated herein by
             reference...................................................   --
   10.39     Promissory Note (December 31, 1996) and Pledge Agreement for
             Mr. Guericke, attached as Exhibit 10.4 to Essex's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1997,
             and hereby incorporated herein by reference.................   --
   10.40     Replacement Promissory Note (April 30, 1996) and Pledge
             Agreement for Mr. Schall, attached as Exhibit 10.5 to
             Essex's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1997, and hereby incorporated herein by
             reference...................................................   --
   10.41     Promissory Note (December 31, 1996) and Pledge Agreement for
             Mr. Schall, attached as Exhibit 10.6 to Essex's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1997,
             and hereby incorporated herein by reference.................   --
   10.42     First Amended and Restated Agreement of Limited Partnership
             of Western-Highridge I Investors, effective as of May 13,
             1997, attached as Exhibit 10.1 to Essex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and hereby
             incorporated herein by reference............................   --
   10.43     First Amended and Restated Agreement of Limited Partnership
             of Irvington Square Associates, effective as of May 13,
             1997, attached as Exhibit 10.2 to Essex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and hereby
             incorporated herein by reference............................   --
   10.44     Fourth Amended and Restated Agreement of Limited Partnership
             of Western-Palo Alto II Investors, effective as of May 13,
             1997, attached as Exhibit 10.3 to Essex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and hereby
             incorporated herein by reference............................   --
   10.45     Fourth Amended and Restated Agreement of Limited Partnership
             of Western Riviera Investors, effective as of May 13, 1997, attached as Exhibit 10.4 to Essex's Quarterly Report on Form
             10-Q for the quarter ended June 30, 1997, and hereby
             incorporated herein by reference............................   --
   10.46     Fourth Amended and Restated Agreement of Limited Partnership
             of Western-San Jose III Investors, effective as of May 13,
             1997, attached as Exhibit 10.5 to Essex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and hereby
             incorporated herein by reference............................   --
   10.47     Registration Rights Agreement, effective as of May 13, 1997, by and between the Company and the limited partners of
             Western-Highridge I Investors, Irvington Square Associates,
             Western-Palo Alto II Investors, Western Riviera Investors,
             and Western-San Jose III Investors, attached as Exhibit 10.6 to Essex's Quarterly Report on Form 10-Q for the quarter
             ended June 30, 1997, and hereby incorporated herein by
             reference...................................................   --
   10.48     Ninth Modification Agreement to the Amended and Restated
             Revolving Loan Agreement, attached as Exhibit 10.2 to
             Essex's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1997, and hereby incorporated herein by
             reference...................................................   --
   11.1      Schedule regarding Computation of Earnings Per Share........   63
   12.1      Schedule of Computation of Ratio of Earnings to Fixed
             Charges and Preferred Stock Dividends.......................   64

EXHIBIT #                              DOCUMENT                            PAGE
---------                              --------                            ----
   21.1      List of Subsidiaries of Essex Property Trust, Inc...........   65
   23.1      Consent of Independent Certified Public Accountants.........   66
   27.1      Article 5 Financial Data Schedule (Edgar Filing Only).......   --

---------------
(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 *  Management contract or compensatory plan or agreement.