Form 10-Q
period 1998-03-31
ESSEX PROPERTY TRUST INC
filed 1998-05-15
CIK 920522

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-13106

                           ESSEX PROPERTY TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

                  Maryland                              77-0369576
       (State or other jurisdiction                   I.R.S. Employer
     of incorporation or organization)               Identification No.)

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

                        16,634,030 shares of Common Stock
                               as of May 11, 1998

                                      INDEX
                                      -----

Exhibit
-------
Number   Description                                               Page Number
------   -----------                                               -----------

Part I:  Financial Information
-------  ---------------------
Item 1:  Financial Statements (Unaudited)                             3

         Condensed Consolidated Balance Sheets
         as of March 31, 1998 and December 31, 1997                   4

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 1998 and 1997           5

         Condensed Consolidated Statements of Stockholders'
         Equity for the three months ended March 31, 1998
         and the year ended December 31, 1997                         6

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1998 and 1997           7

         Notes to Condensed Consolidated Financial Statements         8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11

Part II: Other Information
--------------------------

Item 2:  Changes in Securities and Use of Proceeds                   17

Item 6:  Exhibits and Reports on Form 8-K                            18

         Signatures                                                  19

Part I   Financial Information
------   ---------------------


Item 1:  Financial Statements (Unaudited)
-------  --------------------------------

          "Essex" or "The Company" means Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, or where the context otherwise requires, Essex Portfolio, L.P., a limited partnership in which Essex Property Trust, Inc. is the sole general partner.

          The information furnished in the accompanying condensed consolidated balance sheets, statements of operations, stockholders' equity and cash flows of Essex reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

          The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and
          Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                      ESSEX PROPERTY TRUST, INC.
                                 Condensed Consolidated Balance Sheets
                                              (Unaudited)
                                        (Dollars in thousands)

                                                                                                     March 31,          December 31,
                                Assets                                                                1998                  1997
                                ------
                                                                                              ----------------        --------------

    ....................................................................................

Real estate:
     Rental properties:
        Land and land improvements .....................................................            $ 206,030             $ 182,416
        Buildings and improvements .....................................................              619,010               548,571
                                                                                                    ---------             ---------
                                                                                                      825,040               730,987
        Less accumulated depreciation ..................................................              (61,236)              (58,040)
                                                                                                    ---------             ---------
                                                                                                      763,804               672,947
     Investments .......................................................................                2,134                 2,347
     Real estate under development .....................................................               29,534                27,422
                                                                                                    ---------             ---------
                                                                                                      795,472               702,716
Cash and cash equivalents-unrestricted .................................................                5,574                 4,282
Restricted cash ........................................................................               14,274                 6,093
Notes and other related party receivables ..............................................               10,267                 9,264
Notes and other receivables ............................................................                8,923                 8,602
Prepaid expenses and other assets ......................................................                6,685                 3,838
Deferred charges, net ..................................................................                4,320                 4,040
                                                                                                    ---------             ---------
                                                                                                    $ 845,515             $ 738,835
                                                                                                    =========             =========
                 Liabilities and Stockholders' Equity

Mortgage notes payable .................................................................            $ 281,547             $ 248,997
Lines of credit ........................................................................               28,775                27,600
Accounts payable and accrued liabilities ...............................................               30,046                21,337
Dividends payable ......................................................................                9,919                 9,189
Deferred gain...........................................................................                5,002                    --
Other liabilities ......................................................................                4,649                 4,208
                                                                                                    ---------             ---------
                            Total liabilities ..........................................              359,938               311,331
Minority interests .....................................................................               86,881                28,589
Stockholders' equity:
     8.75% Convertible Preferred Stock, Series 1996A: $.0001
       par value, 1,600,000 authorized, issued, and outstanding ........................                    1                     1
     Common stock, $.0001 par value per share, 668,400,000
       and 668,400,000 authorized, 16,629,425 and 16,614,687
       issued and outstanding ..........................................................                    2                     2
     Excess stock, $.0001 par value per share, 330,000,000
       shares authorized, no shares issued or outstanding...............................                   --                    --
     Additional paid-in capital ........................................................              431,012               430,804
     Accumulated deficit ...............................................................              (32,319)              (31,892)
                                                                                                    ---------             ---------
                            Total stockholders' equity .................................              398,696               398,915
                                                                                                    ---------             ---------
                                                                                                    $ 845,515             $ 738,835
                                                                                                    =========             =========

See accompanying notes to the condensed consolidated unaudited financial statements.


                                                4 of 21


                                  ESSEX PROPERTY TRUST, INC.
                        Condensed Consolidated Statements of Operations
                                          (Unaudited)
                       (Dollars in thousands, except per share amounts)

                                                                                                            Three months ended
                                                                                                 -----------------------------------
                                                                                                   March 31,               March 31,
                                                                                                    1998                     1997
                                                                                             ----------------         --------------
    ............................................................................

Revenues:
     Rental ....................................................................             $     26,530              $     17,356
     Interest and other income .................................................                    1,306                     1,195
                                                                                             ------------              ------------
                                                                                                   27,836                    18,551
                                                                                             ------------              ------------
Expenses:
     Property operating expenses
        Maintenance and repairs ................................................                    2,268                     1,494
        Real estate taxes ......................................................                    2,187                     1,422
        Utilities ..............................................................                    1,717                     1,138
        Administrative .........................................................                    1,903                     1,152
        Advertising ............................................................                      378                       270
        Insurance ..............................................................                      300                       238
        Depreciation and amortization ..........................................                    4,669                     3,088
                                                                                             ------------              ------------
                                                                                                   13,422                     8,802
                                                                                             ------------              ------------
     Interest ..................................................................                    3,797                     3,363
     Amortization of deferred financing costs ..................................                      144                       127
     General and administrative ................................................                      818                       516
                                                                                             ------------              ------------
        Total expenses .........................................................                   18,181                    12,808
                                                                                             ------------              ------------

        Income before minority interests .......................................                    9,655                     5,743

     Minority interests ........................................................                   (1,730)                     (875)
                                                                                             ------------              ------------
            Net income .........................................................             $      7,925              $      4,868
                                                                                             ============              ============
Per share data:
     Basic:
            Net income .........................................................                     0.42              $       0.38
                                                                                             ============              ============
        Weighted average number of shares
          outstanding during the period ........................................               16,618,186                11,594,606
                                                                                             ============              ============
     Diluted:
            Net income .........................................................             $       0.42              $       0.38
                                                                                             ============              ============
        Weighted average number of shares
          outstanding during the period ........................................               18,677,372                12,699,238
                                                                                             ============              ============
     Dividend per share ........................................................             $      0.450              $      0.435
                                                                                             ============              ============

     See accompanying notes to the condensed  consolidated  unaudited  financial statements.

                                            5 of 21

                                                ESSEX PROPERTY TRUST, INC.
                                          Condensed Consolidated Statements of
                                     Stockholders' Equity For the three months ended March 31, 1998 and the year ended December 31, 1997
                                                        (Unaudited)
                                             (Dollars and shares in thousands)




                                                  Preferred stock         Common stock         Additional
                                                 -------------------   -------------------       paid-in    Accumulate
                                                  Shares      Amount      Shares      Amount     capital      deficit       Total
                                                 ---------   --------- ----------    ---------  ----------  ----------  ------------

    ..........................................

Balances at December 31, 1996 ................         800   $       1      11,592   $       1   $ 256,106   $ (33,301)   $ 222,807

Net proceeds from preferred
  stock offering .............................         800        --          --          --        20,000        --         20,000
Net proceeds from common
  stock offerings ............................        --          --         4,995           1     154,012        --        154,013
Net proceeds from options exercised ..........        --          --            28        --           686        --            686
Net income ...................................        --          --          --          --          --        29,316       29,316
Dividends declared ...........................        --          --          --          --          --       (27,907)     (27,907)

                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------
Balances at December 31, 1997 ................       1,600           1      16,615           2     430,804     (31,892)     398,915

Shares issued from Dividend
   Reinvestment Plan .........................        --          --             2        --          --          --           --
Net proceeds from options exercised ..........        --          --            12        --           208        --            208
Net income ...................................        --          --          --          --          --         7,925        7,925
Dividends declared ...........................        --          --          --          --          --        (8,352)      (8,352)
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------
Balances at March 31, 1998 ...................       1,600   $       1      16,629   $       2   $ 431,012   $ (32,319)   $ 398,696
                                                 =========   =========   =========   =========   =========   =========    =========


See accompanying notes to the condensed consolidated unaudited financials statements





                                         ESSEX PROPERTY TRUST, INC.
                              Condensed Consolidated Statements of Cash Flows
                                                (Unaudited)
                                           (Dollars in thousands)


                                                                                                            Three months ended
                                                                                               -------------------------------------
                                                                                                 March 31,                March 31,
                                                                                                   1998                     1997
                                                                                               ----------------        ------------

    ........................................................................................

 Net cash provided by operating activities .................................................           $ 13,683            $ 12,674
                                                                                                       --------            --------

Cash flows from investing activities:
     Additions to rental properties ........................................................            (99,578)            (51,032)
     Additions to restricted cash ..........................................................             (8,181)               --
     Dispositions of rental properties .....................................................             15,842                --
     Additions to notes receivable .........................................................               (140)               (785)
     Additions to real estate under development ............................................             (2,112)               --
     Investments in corporations and limited partnerships ..................................                161                 (64)
                                                                                                       --------            --------

          Net cash used in investing activities ............................................            (94,008)            (51,881)
                                                                                                       --------            --------

Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
          and lines of credit ..............................................................             74,275              34,420
     Repayment of mortgage and other notes payable
          and lines of credit ..............................................................            (40,550)               (665)
     Additions to deferred charges .........................................................               (424)               (267)
     Additions to related party notes
          and other receivables ............................................................             (3,836)            (22,805)
     Repayment of related party notes
          and other receivables ............................................................              2,833               1,361
     Increase (decrease) in offering related accounts payable ..............................                 25                (630)
     Net proceeds from perpetual preferred units sale ......................................             58,275                --
     Net proceeds from stock options exercised .............................................                208                  99
     Distributions to minority interest/partners ...........................................               (843)               (807)
     Dividends paid ........................................................................             (8,346)             (5,482)
                                                                                                       --------            --------

          Net cash provided by financing activities ........................................             81,617               5,224
                                                                                                       --------            --------

Net increase (decrease) in cash and cash equivalents .......................................              1,292             (33,983)
Cash and cash equivalents at beginning of period ...........................................              4,282              46,899
                                                                                                       --------            --------

Cash and cash equivalents at end of period .................................................           $  5,574            $ 12,916
                                                                                                       ========            ========
Supplemental disclosure of cash flow information:
          Cash paid for interest net of amount capitalized .................................           $  3,410            $  3,126
                                                                                                       ========            ========
Supplemental disclosure of non-cash investing and Financing activities:
               Mortgage notes payable assumed in connection
                    with purchase of real estate ...........................................           $   --              $ 30,818
                                                                                                       ========            ========

               Dividends payable ...........................................................           $  9,919            $  6,289
                                                                                                       ========            ========


See accompanying notes to condensed consolidated unaudited financial statements.

              Notes to Condensed Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)
        (Dollars in thousands, except for per share and per unit amounts)

(1)    Organization and Basis of Presentation
---    --------------------------------------

       The unaudited condensed consolidated financial statements of Essex are prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

       The condensed consolidated financial statements for the three months ended March 31, 1998 and 1997 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.9% and 88.0% general partnership interest as of March 31, 1998 and 1997, respectively.

       All  significant   intercompany   balances  and  transactions  have  been
       eliminated in the condensed consolidated financial statements.

(2)    Significant Transactions
---    ------------------------

       (A) Equity Transactions
       -----------------------

       On February 6, 1998 the Operating Partnership completed the sale of 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units ("Perpetual Preferred Units") to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from this offering were, $58,275. This preferred equity is included in minority interests in the Company's condensed consolidated balance sheet at March 31, 1998.

       (B) Acquisitions
       ----------------

       (i) On February 25, 1998, the Company acquired Mirabella Apartments, a 608 unit apartment community in Newbury Park, California, for a contract price of $50,500. In connection with this acquisition the Company obtained a $25,000 variable rate, secured loan which carries interest at 1.5% over LIBOR and is due in February 2000. The community features a swimming pool, spa, exercise room, volleyball court and golf putting green.

       (ii) On March 3, 1998, the Company acquired Wimbledon Woods Apartments, a 560 unit apartment community in Hayward, California, for a contract price of $44,000. The community features tennis courts, spas, swimming pools and a weight room.

       These first quarter 1998 acquisitions were funded with proceeds from the Operating Partnership's February 1998 Perpetual Preferred Units offering, a loan secured by the Mirabella Apartment property as indicated above, the Company's lines of credit, and proceeds from the disposition of the Company's three retail shopping centers.

              Notes to Condensed Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)
        (Dollars in thousands, except for per share and per unit amounts)

       (C)  Dispositions
       ---  ------------

     On February 25, 1998, the Company sold its remaining three retail shopping centers, Canby Square, Garrison Square and Powell Villa located in the Portland, Oregon metropolitan area for a net sales price of $15,842. The properties were sold to partnerships in which the Operating Partnership holds a 1% limited partnership interest and Essex Management Corporation ("EMC") holds a 1% general partnership interest. The other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation. Due to the structure of the transaction. Generally accepted accounting principles requires that the net gain of $5,002 be deferred.

       (D)  Debt Related Transactions
       ---  -------------------------

       On March 12, 1998, the Company obtained a 6.885% ten year fixed rate loan in the amount of $8,500. This loan is secured by The Bluffs Apartments.

       (E)  Subsequent Events
       ---  -----------------

       On April 20, 1998 the Operating Partnership completed the sale of 400,000 units of its Perpetual Preferred Units to the same institutional investor who had purchased 1,200,000 Perpetual Preferred Units in February 1998, at a price of $50.00 per unit.
       The net proceeds from this offering were $19,500.

(3)    Related Party Transactions
---    --------------------------

       All general and administrative expenses of the Company and EMC are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 1998 totaled $76 and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

       Rental income in the accompanying condensed consolidated statements of operations includes related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursement, of $201 and $171 for the three months ended March 31, 1998 and 1997, respectively.

       Other income for the three months ended March 31, 1998 includes interest income of $205 earned principally under notes receivable from the partnerships which collectively own Highridge Apartments, a 255 unit multifamily property located in Rancho Palos Verde, California ("Highridge"), the partnerships which collectively own an approximate 30.7% minority interest in Pathways Apartments, a 296 unit multifamily property located in Long Beach, California ("Pathways") and from the investment of short term excess cash. For the three months ended March 31, 1998, the Company earned $101 and $95 of dividend income from Essex Sacramento Corporation and Essex Fidelity I Corporation, respectively. In addition, Essex earned management fee income of $105 for the three months ended March 31, 1998, from Anchor Village, Highridge, Pathways, and the partnerships which collectively own the three retail shopping centers located in the Portland, Oregon metropolitan area.

              Notes to Condensed Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)
              (Dollars in thousands, except for per share amounts)

       Prior to Essex's February 1998 disposition of its remaining three retail shopping centers, EMC provided property management services to the Company for these centers. The fee paid by the Company for such services for the three months ended March 31, 1998 was $7, and is included in administrative expense in the accompanying consolidated statements of operations.

         Notes and other related party receivables as of March 31, 1998 and December 31, 1997 consist of the following:


                                                               March 31,   December 31,
                                                                 1998         1997
                                                                 ----         ----
    .........................................................

         Notes and other related party receivables:
         Note receivable from Highridge Apartments
          secured, bearing interest at 9%, due March, 2008 ..   $ 2,750   $ 2,750

         Notes receivable from Fidelity I,  secured,
          bearing interest at 12%, due December 1998 ........     1,580     1,580

         Note receivable from Fidelity I and JSV, secured,
           bearing interest at 9.5%-10%, due 2015 ...........     1,026       726

         Notes receivable from Highridge Apartments,
           non-interest bearing, due on demand ..............     2,566     1,699

         Loans to officers, bearing interest at 8%, due April
           2006..............................................       375       375

         Other related party receivables, substantially
           due on demand ....................................     1,970     2,134
                                                                -------   -------
                                                                $10,267   $ 9,264
                                                                =======   =======

     Other related party receivables consist primarily of accrued interest income on related party notes receivables, loans to officers, advances and accrued management fees from joint venture partnerships and unreimbursed expenses due from EMC.

(4)    New Accounting Pronouncements:
---    ------------------------------

     In June 1997, the FASB issued Financial Accounting Standard No. 130 (SFAS130), Reporting Comprehensive Income. SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. In June 1997, the FASB issued Financial Accounting Standard No. 131, Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end 1998 financial statements. In February 1998, the FASB issued Financial Accounting Standards No. 132, Employees' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 is effective with the year-end 1998 Financial Statements. Management believes that the adoption of these statements will not have a material impact on the Company's financial statements.

(5)  Net Income Per Share
---  --------------------

     Net income per share in the accompanying condensed consolidated statements of operations is calculated for March 31, 1998 and 1997, respectively, by dividing net income applicable to Common Stockholders of $7,050 and $4,430 by weighted average shares outstanding, during the period. Net income applicable to Common Stockholders is calculated by deducting preferred dividends of $875 and $438 for March 31, 1998 and 1997, respectively, from net income.

Item 2:  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operation
         --------------------

     The following discussion is based primarily on the condensed consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three months ended March 31, 1998 and 1997.

     This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

     Substantially all of the assets of Essex are held by, and substantially all operations were conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner of the Operating Partnership and, as of March 31, 1998 and 1997, owned an 89.9% and 88.0% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

     Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, those risks, special considerations, an other factors discussed under the caption "Other Matters" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and those other risk factors and special considerations set forth in Essex's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of Essex to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     General Background

     Essex's revenues are generated primarily from multifamily residential, retail and commercial property operations, which accounted for 97% and 95% of its revenues for the three months ended March 31, 1998 and 1997, respectively. Essex's properties (the "Properties") are located in
     California, Washington and Oregon. Occupancy levels of the multifamily residential Properties in these markets have generally remained high (averaging over 95% for the last five years).

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

     Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in forty-six multifamily residential properties, of which twenty-nine are located in California, sixteen are located in Washington and one is located in Oregon. In aggregate, these acquisitions consist of a total of 8,867 units and had a total capitalized cost of approximately $653.1 million. As part of its active portfolio management strategy, the Company has sold, since its IPO, five multifamily residential properties in Northern California consisting of a total of 579 units and six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $59.0 million resulting in net aggregate gain recognition of approximately $13.6 million.

     Average financial occupancy rates ( the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) of the Company's multifamily properties on a same-property basis decreased to 95.7% for the three months ended March 31, 1998 from 96.4%, for the three months ended March 31, 1997. The regional breakdown of such financial occupancy for the three months ended March 31, 1998 and 1997 is as follows:

                                     March 31,               March 31,
                                       1998                    1997
                                       ----                    ----

Northern California                   97.1%                    97.2%
Pacific Northwest                     94.0%                    96.7%
Southern California                   95.0%                    93.8%

The Company's commercial property was 98% occupied (based on square footage) as of March 31, 1998.

Results of Operations

Comparison  of the Three  Months  Ended March 31, 1998 to the Three Months Ended
--------------------------------------------------------------------------------
March 31, 1997.
---------------

Total Revenues increased by $9,285,000 or 50.1% to $27,836,000 in the first quarter of 1998 from $18,551,000 in the first quarter of 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both of the quarters ended March 31, 1998 and 1997 ("Quarterly Same Store Properties").


                                                             Three Months Ended
                                                                  March 31,      Dollar     Percentage
                                                               1998      1997    Change       Change
                                                               ----      ----    ------       ------

                                                                        (dollars in thousands)
    ..........................................

                                                  Number of
Rental income ................................    Properties
  Quarterly Same Store Properties
    Northern California ......................        11    $ 8,021   $ 7,184   $   837         11.7%
    Pacific Northwest ........................        12      5,328     5,142       186          3.6
    Southern California ......................         3      2,048     1,917       131          6.8
    Commercial ...............................         1        466       402        64         15.9
                                                     ---    -------   -------   -------     --------

 Total Quarterly Same
    Store Properties .........................        27     15,863    14,645     1,218          8.3%
                                                     ===


  Properties acquired/
    disposed of subsequent
         to January 1, 1996 ..................               10,667      2,711    7,956        293.5%
                                                            -------    -------   ------   ----------
 Total rental income ........................                26,530     17,356    9,174         52.9
  Other income ...............................                1,306      1,195      111          9.3
                                                            -------    -------   ------   ----------
Total revenues .............................                $27,836    $18,551   $9,285        50.1%
                                                            =======    =======   =======  ==========


     As set forth in the above table, $7,956,000 of the $9,285,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1997. During this period, Essex acquired interests in thirty-two multifamily properties (the "Acquisition Properties"), and disposed of one multifamily property and six retail shopping centers (the "Disposition Properties").

     Of the increase in total revenues, $1,218,000 is attributable to increases in rental income from the Quarterly Same Store Properties. Rental income from the Quarterly Same Store Properties increased by approximately 8.3% to $15,863,000 in the first quarter of 1998 from $14,645,000 in the first quarter of 1997. The majority of this increase was attributable to the eleven multifamily Quarterly Same Store Properties located in Northern California, the rental income of which increased by $837,000 or 11.7% to

     $8,021,000 in the first quarter of 1998 from $7,184,000 in the first quarter of 1997. This $837,000 increase is primarily attributable to rental rate increases as reduced by the effect of the decrease in financial occupancy to 97.1% in the first quarter of 1998 from 97.2% in the first quarter of 1997. The twelve multifamily residential properties located in the Pacific Northwest, accounted for the next largest regional component of the Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $186,000 or 3.6% to $5,328,000 in the first quarter of 1998 from $5,142,000 in the first quarter of 1997. The $186,000 increase is primarily attributable to rental rate increases as reduced by the effect of the decrease in financial occupancy to 94.0% in the first quarter of 1998, from 96.7% in the first quarter of 1997. The three properties in Southern California also contributed towards this Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $131,000 or 6.8% to $2,048,000 in the first quarter of 1998 from $1,917,000 in the first quarter of 1997. The $131,000 increase is attributable to rental rate increases and the increase in financial occupancy to 95.0% in the first quarter of 1998 from 93.8% in the first quarter of 1997.

     The increase in total revenue also reflected an increase of $111,000 attributable to other income, the most significant component of which was dividend income from two related corporations in which the Company has a preferred stock investment.

     Total Expenses increased by $5,373,000 or approximately 41.9% to $18,181,000 in the first quarter of 1998 from $12,808,000 in the first quarter of 1997. Interest expense increased by $434,000 or 12.9% to $3,797,000 in the first quarter of 1998 from $3,363,000 in the first quarter of 1997. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $3,039,000 or 53.2% to $8,753,000 in the first quarter of 1998 from $5,714,000 in the first quarter of 1997. Of such increase, $2,902,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $302,000 in the first quarter of 1998 from the amount for the first quarter of 1997. This increase is largely due to additional staffing requirements resulting from the growth of Essex.

     Net income increased by $3,057,000 to $7,925,000 in the first quarter of 1998 from $4,868,000 in the first quarter of 1997. A significant component of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

     Liquidity and Capital Resources

     At March 31, 1998, Essex had $5,574,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, the net proceeds from the sale of Perpetual Preferred Units (as stated below), and amounts available under lines of credit. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $87,000,000. At March 31, 1998 Essex had $28,775,000 outstanding on its lines of credit, with interest rates during the first quarter of 1998 ranging from 7.2% to 7.5%. Subsequent to the quarter ended March 31, 1998, the Company repaid a portion of its outstanding lines of credit balance with the proceeds from the sale of additional Perpetual Preferred Units. Essex expects to meet its long-term liquidity requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that Essex will have access to the debt and equity markets in a timely fashion to meet long-term liquidity requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

     Essex's unrestricted cash balance increased by $1,292,000 from $4,282,000 as of December 31, 1997 to $5,574,000 as of March 31, 1998. This increase was primarily a result of $13,683,000 of cash provided by operating activities, and $81,617,000 of cash provided by financing activities, which were reduced by $94,008,000 of cash used in investing activities. Of the $94,008,000 net cash used in investing activities, $99,578,000 was used to purchase and upgrade rental properties, $2,112,000 was used to fund real estate under development, and $8,181,000 was used to fund an increase in the Company's restricted cash; these expenditures were primarily offset by $15,842,000 of proceeds received from the disposition of three retail properties. The $81,617,000 net cash provided by financing activities was primarily a result of $74,275,000 of proceeds from mortgage and other notes payable and lines of credit and $58,275,000 net proceeds from the Perpetual Preferred Units sale as offset by $40,550,000 of repayments of mortgages and other notes payable and lines of credit, and $9,189,000 of dividends/distributions paid.

     As of March 31, 1998, the total amount of Essex's outstanding debt was $310,322,000. Such indebtedness consisted of $197,727,000 in fixed rate debt, $53,775,000 of variable rate debt and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

     As of March 31, 1998, 34 of the Company's majority owned Properties were encumbered by debt. The agreements underlying these encumbrances contain customary restrictive covenants which the Company believes do not have a material adverse effect on the Company's operations. As of March 31, 1998, the Company was in compliance with such covenants. Also, of the Company's 34 Properties encumbered by debt, 17 were secured by deeds of trust relating solely to those Properties. With respect to the remaining 17 Properties, three cross collaterized mortgages were secured by 8 Properties, 3 Properties and 3 Properties, respectively, and a separate line of credit was secured by 3 Properties.

     Essex expects to incur approximately $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended
     December 31, 1998. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for Acquisition Properties renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. Essex expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1998 and/or funded thereof will not be significantly different than the Company's current expectations.

     Essex is developing six multifamily residential projects, which are anticipated to have an aggregate of approximately 1,330 multifamily units. Essex expects that such projects will be completed during the next two years (1998 and 1999). Such projects involve certain risks inherent in real estate development. See "Other Matters - Development Activities; Risks That Developments Will Be Delayed or Not Completed" in Item 1 of Essex's Annual Report on Form 10-K for the year ended December 31, 1997. In connection with these development projects, Essex has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $77,000,000. Essex expects to fund such commitments with some combination of its working capital amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

     Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

     On March 31, 1997, the Company completed the sale of 2,000,000 shares of its Common Stock to Cohen & Steers at a price of $29.125 per share.

     On June 20, 1997, the Company completed the sale of an additional $20,000,000 of its convertible preferred stock to Tiger/Westbrook.

     On September 10, 1997, the Company completed a public offering of 1,495,000 shares of its Common Stock at a net price of $31.00 per share.

     On December 8, 1997, the Company completed a public offering of 1,500,000 shares of Common Stock at a net price of $35.50 per share.

     On February 6, 1998, the Operating Partnership completed the sale of 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units ("Perpetual Preferred Units") to an institutional investor at a price of $50.00 per unit. The net proceeds were used primarily to fund property acquisitions.

     On April 20, 1998, The Operating Partnership completed the sale of 400,000 units of its Perpetual Preferred Units at a $50.00 per unit price to the same institutional investor who purchased the 1,200,000 units in February 1998.

     The proceeds from these  offerings were used  primarily to reduce  balances
     under  the  Company's  lines  of  credit  and  to  fund   acquisitions  and
     development of multifamily properties.

     In the first quarter of 1998, Essex and the Operating Partnership filed a registration statement (the "1998 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to register $300,000,000 of equity securities of Essex and $250,000,000 of debt securities of the Operating Partnership. Prior to the filing of the 1998 Shelf Registration Statement, Essex had approximately $42,000,000 of capacity remaining on a previously filed registration statement which registered shares of common stock, preferred stock, depository shares and warrants to purchase common and preferred stock.

     The Company is currently evaluating appropriate courses of action regarding "year 2000" compliance. The Company has contacted its current software vendor and had determined that an upgraded package will be available for implementation. Total costs are not expected to have a material impact on operations.


     Funds from Operations

     Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds From Operations.

The following table sets forth Essex's calculation of Funds from Operations for the quarters ended March 31, 1998 and 1997.
                                                        Three months ended
                                                        ------------------
                                               March 31, 1998     March 31, 1997
                                               --------------     --------------

Income before minority interests               $    9,655,000     $   5,743,000
Adjustments:
  Depreciation & amortization                       4,669,000         3,088,000
  Adjustment for unconsolidated
    joint ventures                                    296,000                --

  Minority interests (1)                             (907,000)         (138,000)
                                                     --------          --------

  Funds from Operations                        $   13,713,000     $   8,693,000
                                                   ==========         =========
Weighted average number
shares outstanding diluted (1)                     20,550,845        14,524,238
                                                   ==========        ==========

(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership into shares of Essex's Common Stock. Minority interests have been adjusted to reflect such conversion.

The National Association of Real Estate Investment Trust ("NAREIT"), a leading industry trade group, has approved a revised interpretation of Funds from Operations, which provides that the amortization of deferred financing costs is no longer added back to net income to calculate Funds from Operations. Essex adopted the revised NAREIT definition of Funds from Operations as of January 1, 1996.

Part II   Other Information
-------   -----------------

Item 2:       Changes in Securities and Use of Proceeds
-------       -----------------------------------------

              (c)   Recent Sales of Unregistered Securities

              On February 6, 1998, Essex Portfolio, L.P., the "Operating Partnership" as to which the Company is the sole general partner, completed the private placement of 1,200,000 7.875% Series B Preferred Limited Partnership Units (the "Perpetual Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor in return for a contribution to the Operating Partnership of $60,000,000. The Perpetual Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after the tenth anniversary of the date of this private placement (or earlier under certain circumstances) for shares of the Company's 7.875% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series B Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series B Preferred Stock will have certain rights to cause the Company to register such shares of Series B Preferred Stock. On February 10, 1998, the Company filed Articles Supplementary reclassifying 2,000,000 shares of its Common Stock par value $.0001 per share, as 2,000,000 shares of Series B Preferred Stock and setting forth the rights, preferences and privileges of the Series B Preferred Stock.

              On April 20, 1998, the Operating Partnership completed the private placement of an additional 400,000 Perpetual Preferred Units with the same institutional investor in return of an additional contribution to the Operating Partnership of $20,000,000. The sale of the additional 400,000 Perpetual Preferred Units was on substantially the same terms as the sale by the Operating Partnership of 1,200,000 Series B Preferred Units in February 1998.

              The net proceeds  from the above private  placements  were used or
              are  planned  to  be  used  primarily  to  fund   acquisition  and
              development activities and for general purposes.

              Each of the above private placements was completed pursuant to the
              exemption  from   registration   contained  in  Section  4(2)  the
              Securities Act of 1933, as amended.

Item 6:  Exhibits and Reports on Form 8-K

          A.    Exhibits                                                  Page
          --    --------                                                  ----


          3.1 Articles  Supplementary  reclassifying  2,000,000
          shares of Common Stock as 2,000,000  shares of 7.875%
          Series B  Cumulative  Redeemable Preferred Stock,
          filed with the State of Maryland on February 10, 1998
          (incorporated by reference to the identically  numbered
          exhibit to the Company's Current Report on Form 8-K,
          filed March 3, 1998).                                            --

          10.1First  Amendment to the First  Amended and  Restated
          Agreement of Limited  Partnership of Essex Portfolio,
          L.P., dated February 6, 1998 (incorporated by reference
          to the identically  numbered exhibit to the Company's
          Current Report on Form 8-K, filed March 3, 1998).                --

          10.2 Second  Amendment to the First Amended and Restated
          Agreement of Limited  Partnership of Essex  Portfolio,
          L.P.,  dated April 20, 1998 (incorporated  by  reference
          to  Exhibit  No.  10.1 to the  Company's Current Report
          on Form 8-K, filed April 23, 1998).                              --

          11.1 Statement regarding Computation of Earnings per Share       20

          12.1 Schedule of Computation of Ratio of Earnings to Fixed
          Charges and Preferred Stock Dividends                            21

          27.1 Article 5 Financial Data Schedule (EDGAR Filing Only)       --






          B. Reports on Form 8-K
          ----------------------

          On March 3, 1998, Essex filed a current report on Form 8-K, regarding its private placement of 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units to an institutional investor.

          On March 30, 1998, Essex filed a current report on Form 8-K, regarding its purchase of Casa Mango, Village at Cascade Park and Mirabella Apartments.

          On April 23, 1998, Essex filed a current report on Form 8-K, regarding its private placement of 400,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units to the same institutional investor who previously purchased 1,200,000 of such units.

          On May 14, 1998, Essex filed a current report on Form 8-K, regarding its purchase of Wimbledon Woods and Bunker Hill Towers.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ESSEX PROPERTY TRUST, INC.



                                                 /s/   Mark J. Mikl
                                                 ------------------
                                                 Mark J. Mikl, Controller
                                                 (Authorized Officer and
                                                  Principal Accounting Officer)


                                                 May 15, 1998
                                                 ------------
                                                 Date



                                                                                         Exhibit 11.1
                                                ESSEX PROPERTY TRUST, INC.
                                      Statement of Computation of Earnings per Share
                                     (Dollars in thousands except per share amounts)


                                                                               Quarter ended March 31,
                                                                               -----------------------
                                                                               1998              1997
                                                                               -------         -------
    ....................................................................


Basic:
     Net income ........................................................   $     7,925   $     4,868
     Less:
            Dividends on 8.75% Convertible Preferred Stock, Series 1996A           875           438
                                                                           -----------   -----------
     Net income applicable to common stockholders ......................   $     7,050   $     4,430
                                                                           ===========   ===========

     Weighted average number of shares outstanding
            during the period ..........................................    16,618,186    11,594,606
                                                                           ===========   ===========

     Net income per share ..............................................   $      0.42   $      0.38
                                                                           ===========   ===========


Diluted:
     Adjusted shares - basic, from above ...............................    16,618,186    11,594,606
     Weighted average shares issuable upon conversion of the
            8.75% Convertible Preferred Stock, Series 1996A ............     1,828,572(2)    914,286
     Additional weighted average shares of dilutive stock options using the average stock price under the treasury stock
            method .....................................................       230,614       190,346

                                                                           -----------   -----------
     Weighted average number of shares outstanding
            during the period ..........................................    16,848,800    12,699,238(1)
                                                                           ===========   ===========

     Net income per share ..............................................   $      0.42   $      0.38
                                                                           ===========   ===========


          (1) In accordance  with  Statement of Accounting  Standards  Board No.
     128, the conversion of all of the outstanding operating partnership interests in the Operating Partnership into shares of Essex's Common Stock is not included as the effect would be anti- dilutive.

          (2) Not included for quarter ended March 31, 1998 because effect is anti-dilutive





                                                                                                              Exhibit 12.1
                           ESSEX PROPERTY TRUST, INC.
                       Schedule of computation of Ratio of
                          Earnings to Fixed Charges and
                          Preferred Stock Dividends (in
                            thousands, except ratios)


                                                                   Three months ended     Year ended      Year ended      Year ended
                                                                       March 31,        December 31,     December 31,   December 31,
                                                                         1998               1997            1996            1995
                                                                    -------------       ------------     -----------    ------------
    ........................................................

Earnings:
 Income before minority interests ..........................           $ 9,655           $34,146           $14,970           $14,244
  Interest expense .........................................             3,797            12,659            11,442            10,928
  Amortization of deferred financing costs .................               144               509               639             1,355
                                                                       -------           -------           -------           -------
  Total earnings ...........................................           $13,596           $47,314           $27,051           $26,527
                                                                       -------           -------           -------           -------
Fixed charges:
  Interest expense .........................................             3,797            12,659            11,442            10,928
  Convertible preferred stock dividends ....................               875             2,681               635              --
  Amortization of deferred financing costs .................               144               509               639             1,355
  Capitalized interest .....................................               875             1,276               115                92
  Total fixed charges and preferred                                    -------           -------           -------           -------
    stock dividends ........................................           $ 5,691           $17,125           $12,831           $12,375

Ratio of earnings to fixed charges
  (excluding preferred stock dividends) ....................            2.82 X            3.28 X            2.22 X            2.14 X
                                                                       =======           =======           =======           =======
Ratio of earnings to combined fixed
  charges and preferred dividends ..........................            2.39 X            2.76 X            2.11 X            2.14 X
                                                                       =======           =======           =======           =======


                                 Page 21 of 21