Form 10-Q
period 1998-06-30
ESSEX PROPERTY TRUST INC
filed 1998-08-14
CIK 920522

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                 (650) 494-3700
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----   ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 16,635,966 shares of Common Stock as of August 12, 1998

                                      INDEX

Exhibit
Number   Description                                                      Page Number
------   -----------                                                      -----------
PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements (Unaudited)                                       3

         Consolidated Balance Sheets
         as of June 30, 1998 and December 31, 1997                              4

         Consolidated Statements of Operations
         for the three months ended June 30, 1998 and 1997                      5

         Consolidated Statements of Operations
         for the six months ended June 30, 1998 and 1997                        6

         Consolidated Statements of  Stockholders' Equity
         for the six months ended June 30, 1998 and the year
         ended December 31, 1997                                                7

         Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 1998 and 1997                        8

         Notes to Consolidated Financial Statements                             9

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    12

PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds                              19

Item 4:  Submission of Matters to a Vote of Security Holders                    19

Item 5:  Other Information                                                      20

Item 6:  Exhibits and Reports on Form 8-K                                       21

         Signatures                                                             22

PART I      FINANCIAL INFORMATION


ITEM 1:     FINANCIAL STATEMENTS (UNAUDITED)

            "Essex" or "The Company" means Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, or where the context otherwise requires, Essex Portfolio, L.P., a limited partnership in which Essex Property Trust, Inc. is the sole general partner.

            The information furnished in the accompanying consolidated unaudited balance sheets, statements of operations, stockholders' equity and cash flows of Essex reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

            The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ESSEX PROPERTY TRUST, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)


                                                                          June 30,         December 31,
                                                                            1998               1997
                                                                         ---------           ---------
                                     Assets

Real estate:
     Rental properties:

        Land and land improvements                                       $ 219,004           $ 182,416
        Buildings and improvements                                         652,593             548,571
                                                                         ---------           ---------
                                                                           871,597             730,987
        Less accumulated depreciation                                      (66,866)            (58,040)
                                                                         ---------           ---------
                                                                           804,731             672,947
     Investments                                                             9,746               2,347
     Real estate under development                                          30,547              27,422
                                                                         ---------           ---------
                                                                           845,024             702,716

Cash and cash equivalents-unrestricted                                       4,973               4,282
Restricted cash                                                             14,979               6,093
Notes and other related party receivables                                   10,813               9,264
Notes and other receivables                                                  9,927               8,602
Prepaid expenses and other assets                                           12,518               3,838
Deferred charges, net                                                        5,581               4,040
                                                                         ---------           ---------
                                                                         $ 903,815           $ 738,835
                                                                         =========           =========

                  Liabilities and Stockholders' Equity

Mortgage notes payable                                                   $ 298,867           $ 248,997
Lines of credit                                                             43,672              27,600
Accounts payable and accrued liabilities                                    36,038              21,337
Dividends payable                                                           11,799               9,189
Deferred gain                                                                5,002                  --
Other liabilities                                                            5,171               4,208
                                                                         ---------           ---------
                            Total liabilities                              400,549             311,331

Minority interests                                                         106,253              28,589

Stockholders' equity:
     8.75% Convertible Preferred Stock, Series 1996A: $.0001
       par value, 1,600,000 authorized, issued, and outstanding                  1                   1
     Common stock, $.0001 par value per share, 668,400,000
       and 668,400,000 authorized, 16,634,066 and 16,614,687
       issued and outstanding                                                    2                   2
     Excess stock, $.0001 par value per share, 330,000,000
       shares authorized, no shares issued or outstanding                       --                  --
     Additional paid-in capital                                            431,143             430,804
     Accumulated deficit                                                   (34,133)            (31,892)
                                                                         ---------           ---------
                            Total stockholders' equity                     397,013             398,915
                                                                         ---------           ---------
                                                                         $ 903,815           $ 738,835
                                                                         =========           =========

   See accompanying notes to the consolidated unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)




                                                                      Three months ended
                                                               -----------------------------------
                                                                 June 30,                June 30,
                                                                   1998                   1997
                                                               ------------           ------------
Revenues:
     Rental                                                    $     30,273           $     18,353
     Interest and other income                                        1,411                  1,227
                                                               ------------           ------------
                                                                     31,684                 19,580
                                                               ------------           ------------
Expenses:
     Property operating expenses
        Maintenance and repairs                                       2,460                  1,593
        Real estate taxes                                             2,231                  1,480
        Utilities                                                     1,891                  1,142
        Administrative                                                2,230                  1,200
        Advertising                                                     470                    282
        Insurance                                                       335                    226
        Depreciation and amortization                                 5,632                  3,220
                                                               ------------           ------------
                                                                     15,249                  9,143
                                                               ------------           ------------
     Interest                                                         5,217                  2,867
     Amortization of deferred financing costs                           197                    128
     General and administrative                                       1,016                    535
                                                               ------------           ------------
        Total expenses                                               21,679                 12,673
                                                               ------------           ------------
        Income before gain on sales of real estate,
            minority interests and extraordinary item                10,005                  6,907
     Gain on sales of real estate                                        --                    414
                                                               ------------           ------------
        Income before minority interests and
           extraordinary item                                        10,005                  7,321
     Minority interests                                              (2,457)                  (963)
                                                               ------------           ------------
        Income before extraordinary item                              7,548                  6,358

     Extraordinary item:
        Loss on early extinguishment of debt                             --                   (104)
                                                               ============           ============
           Net income                                          $      7,548           $      6,254
                                                               ============           ============
Per share data:
     Basic:
        Income before extraordinary item                       $       0.40           $       0.44
        Extraordinary item - debt extinguishment                       0.00                  (0.01)
                                                               ------------           ------------
           Net income                                          $       0.40           $       0.43
                                                               ============           ============
        Weighted average number of shares
           outstanding during the period                         16,632,561             13,538,186
                                                               ============           ============
     Diluted:
        Income before extraordinary item                       $       0.40           $       0.43
        Extraordinary item - debt extinguishment                       0.00                  (0.01)
                                                               ------------           ------------
           Net income                                          $       0.40           $       0.42
                                                               ============           ============
        Weighted average number of shares
           outstanding during the period                         16,847,830             13,728,794
                                                               ============           ============
     Dividend per share                                        $      0.500           $      0.435
                                                               ============           ============




   See accompanying notes to the consolidated unaudited financial statements.

                               ESSEX PROPERTY TRUST, INC.
                          Consolidated Statements of Operations
                                       (Unaudited)
                    (Dollars in thousands, except per share amounts)



                                                                       Six months ended
                                                              -----------------------------------
                                                                June 30,                June 30,
                                                                  1998                   1997
                                                              ------------           ------------
Revenues:
    Rental                                                    $     56,803           $     35,709
    Interest and other income                                        2,717                  2,422
                                                              ------------           ------------
                                                                    59,520                 38,131
                                                              ------------           ------------
Expenses:
    Property operating expenses
        Maintenance and repairs                                      4,728                  3,087
        Real estate taxes                                            4,418                  2,902
        Utilities                                                    3,608                  2,280
        Administrative                                               4,133                  2,352
        Advertising                                                    848                    552
        Insurance                                                      635                    464
        Depreciation and amortization                               10,301                  6,308
                                                              ------------           ------------
                                                                    28,671                 17,945
                                                              ------------           ------------
    Interest                                                         9,014                  6,230
    Amortization of deferred financing costs                           341                    255
    General and administrative                                       1,834                  1,051
                                                              ------------           ------------
        Total expenses                                              39,860                 25,481
                                                              ------------           ------------
        Income before gain on sales of real estate,
           minority interests and extraordinary item                19,660                 12,650
    Gain on sales of real estate                                        --                    414
                                                              ------------           ------------
        Income before minority interests and
           extraordinary item                                       19,660                 13,064
    Minority interests                                              (4,187)                (1,838)
                                                              ------------           ------------
        Income before extraordinary item                            15,473                 11,226

    Extraordinary item:
        Loss on early extinguishment of debt                            --                   (104)
                                                              ------------           ------------
           Net income                                         $     15,473           $     11,122
                                                              ============           ============
Per share data:
    Basic:
        Income before extraordinary item                      $       0.83           $       0.82
        Extraordinary item - debt extinguishment                      0.00                  (0.01)
                                                              ------------           ------------
           Net income                                         $       0.83           $       0.81
                                                              ============           ============
        Weighted average number of shares
           outstanding during the period                        16,625,413             12,571,765
                                                              ============           ============
    Diluted:
        Income before extraordinary item                      $       0.81           $       0.81
        Extraordinary item - debt extinguishment                      0.00                  (0.01)
                                                              ------------           ------------
           Net income                                         $       0.81           $       0.80
                                                              ============           ============
        Weighted average number of shares
           outstanding during the period                        16,852,987             12,764,918
                                                              ============           ============
    Dividend per share                                        $      0.950           $      0.870
                                                              ============           ============




   See accompanying notes to the consolidated unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                 Consolidated Statements of Stockholders' Equity
                 For the six months ended June 30, 1998 and the
                          year ended December 31, 1997
                                   (Unaudited)
                        (Dollars and shares in thousands)




                                        Preferred stock         Common stock       Additional
                                     --------------------   --------------------   paid - in   Accumulated
                                       Shares     Amount      Shares     Amount     capital      deficit       Total
                                     ---------  ---------   ---------  ---------   ----------  -----------    ---------
Balances at December 31, 1996              800  $       1      11,592  $       1    $ 256,106   $ (33,301)   $ 222,807

Net proceeds from preferred
  stock offering                           800         --          --         --       20,000          --       20,000
Net proceeds from common
  stock offerings                           --         --       4,995          1      154,012          --      154,013
Net proceeds from options exercised         --         --          28         --          686          --          686
Net income                                  --         --          --         --           --      29,316       29,316
Dividends declared                          --         --          --         --           --     (27,907)     (27,907)
                                     ---------  ---------   ---------  ---------    ---------   ---------    ---------
Balances at December 31, 1997            1,600          1      16,615          2      430,804     (31,892)     398,915

Shares issued from Dividend
   Reinvestment Plan                        --         --           2         --           --          --           --
Net proceeds from options exercised         --         --          17         --          339          --          339
Net income                                  --         --          --         --           --      15,473       15,473
Dividends declared                          --         --          --         --           --     (17,714)     (17,714)
                                     ---------  ---------   ---------  ---------    ---------   ---------    ---------
Balances at June 30, 1998                1,600  $       1      16,634  $       2    $ 431,143   $ (34,133)   $ 397,013
                                     =========  =========   =========  =========    =========   =========    =========

    See accompanying notes to the consolidated unaudited financial statements

                           ESSEX PROPERTY TRUST, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                           Six months ended
                                                                         ---------------------
                                                                          June 30,    June 30,
                                                                            1998       1997
                                                                         ---------   ---------
 Net cash provided by operating activities                               $  28,223   $  22,853
                                                                         ---------   ---------

Cash flows from investing activities:
     Additions to rental properties                                       (126,632)    (93,267)
     Additions to restricted cash                                           (8,886)         --
     Dispositions of rental properties                                      15,842       3,339
     Additions to notes receivable                                            (593)       (785)
     Additions to real estate under development                            (10,987)         --
     Investments in corporations and limited partnerships                      461         (30)
                                                                         ---------   ---------
          Net cash used in investing activities                           (130,795)    (90,743)
                                                                         ---------   ---------
Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
          and lines of credit                                              150,347      34,420
     Repayment of mortgage and other notes payable
          and lines of credit                                             (102,848)    (48,050)
     Additions to deferred charges                                          (1,882)       (368)
     Additions to related party notes and other receivables                 (2,696)    (23,527)
     Repayment of related party notes and other receivables                  1,147      14,360
     Decrease in offering related accounts payable                            (110)       (887)
     Net proceeds from convertible preferred stock sale                         --      20,000
     Net proceeds from follow-on offerings                                      --      58,039
     Net proceeds from perpetual preferred units sale                       77,775          --
     Net proceeds from stock options exercised                                 339         338
     Distributions to minority interest/partners                            (2,213)     (1,614)
     Dividends paid                                                        (16,596)    (11,893)
                                                                         ---------   ---------
          Net cash provided by financing activities                        103,263      40,818
                                                                         ---------   ---------
Net increase (decrease) in cash and cash equivalents                           691     (27,072)
Cash and cash equivalents at beginning of period                             4,282      46,899
                                                                         ---------   ---------
Cash and cash equivalents at end of period                               $   4,973   $  19,827
                                                                         =========   =========
Supplemental disclosure of cash flow information:
          Cash paid for interest net of amount capitalized               $   8,236   $   6,148
                                                                         =========   =========
Supplemental disclosure of non-cash investing and financing activities:
               Mortgage notes payable assumed in connection
                    with purchase of real estate                         $  18,443   $  40,222
                                                                         =========   =========
               Dividends payable                                         $  11,799   $   7,220
                                                                         =========   =========

   See accompanying notes to the consolidated unaudited financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)



(1)        ORGANIZATION AND BASIS OF PRESENTATION

           The unaudited consolidated financial statements of Essex are prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

           The consolidated financial statements for the six months ended June 30, 1998 and 1997 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.9%, 89.9% and 87.9% general partnership interest as of June 30, 1998, December 31, 1997 and June 30, 1997, respectively.

           All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)        SIGNIFICANT TRANSACTIONS

           (A)        Equity Transactions

           On April 20, 1998 the Operating Partnership sold 400,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units ("Perpetual Preferred Units") to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from this offering were $19,500. This preferred equity is included in minority interests in the Company's consolidated balance sheet at June 30, 1998.

           (B)        Acquisitions

           (i) On April 1, 1998, the Company acquired Bunker Hill Towers, a 456-unit apartment high-rise community located in Los Angeles, California, for a contract price of approximately $36.5 million. In connection with this acquisition, the Company assumed an approximate $18.4 million, 7.39% fixed rate loan. The loan matures in November 2007. The community features a swimming pool, tennis courts, an exercise facility, and spa.

           (ii) On April 3, 1998, the Company acquired Cochran Apartments, a 58-unit apartment community located in Los Angeles, California, for a contract price of $5.4 million. The community features a swimming pool, an exercise facility, and spa.

           These second quarter 1998 acquisitions were funded with proceeds from the Operating Partnership's April 1998 Perpetual Preferred Units offering, the assumed loan as indicated above, and the Company's lines of credit.


           (C)        Development Activities

           In May 1998, the Company broke ground on the Canyon Point development, located in San Ramon, California. The development involves the construction of a 114 unit multifamily community. This development is adjacent to The Shores, a 348 unit apartment community which the Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


           currently owns. The total estimated capitalized cost for the community is $15,700. This community will feature outstanding views, individual access garages, nine-foot ceilings, and ground floor entry.

           In May 1998, the Company entered into a contract to purchase a 132 unit multifamily community currently under construction in San Jose, California. The estimated total capitalized cost for the community is $18,500. The Company's acquisition is scheduled to close upon completion of the project in March 1999. The community features a swimming pool, spa, exercise facility, clubhouse, and a business center.

           (D)        Debt Related Transactions

           On May 11, 1998, the Company executed an agreement to replace multiple secured and unsecured credit facilities with an unsecured revolving line of credit for an aggregate amount of $100,000, which expires on May 11, 2000, and bears interest at LIBOR + 1.15% on outstanding balances.

           (E)        Other - Earthquake Insurance

           On June 13, 1998, the Company increased the per location and aggregate limits, the deductible, and the self-insured retention amount of its earthquake insurance policy. The insurance coverage now provides for an aggregate limit of $40,000, payable upon a covered loss in excess of a $7,500 self-insured retention amount. The insurance also provides for a per building deductible of 5% in California, and 2% in Oregon and Washington.


(3)        RELATED PARTY TRANSACTIONS

           All general and administrative expenses of the Company and Essex Management Corporation ("EMC") are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three and six months ended June 30, 1998 totaled $61 and $137, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

           Rental income in the accompanying consolidated statements of operations includes related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursement, of $229 and $430 for the three and six months ended June 30, 1998, respectively, and $172 and $343 for the three and six months ended June 30, 1997, respectively.

           Other income for the three and six months ended June 30, 1998 includes interest income of $330 and $535, respectively, earned principally under notes receivable from the partnerships which collectively own Highridge Apartments, a 255 unit multifamily property located in Rancho Palos Verde, California ("Highridge"), the partnerships which collectively own an approximate 30.7% minority interest in Pathways Apartments, a 296 unit multifamily property located in Long Beach, California ("Pathways") and from the note receivable from Essex Fidelity I Corporation. For the three and six months ended June 30, 1998, the Company earned $0 and $196, respectively, of dividend income from Essex Sacramento Corporation and Essex Fidelity I Corporation combined. In addition, Essex earned management fee income of $100 and $205 for the three and six months ended June 30, 1998, respectively, from Anchor Village, Highridge, Pathways, and the partnerships which collectively own the three retail shopping centers located in the Portland, Oregon metropolitan area.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)




           Notes and other related party receivables as of June 30, 1998 and December 31, 1997 consist of the following:


                                                                           June 30,  December 31,
                                                                             1998       1997
                                                                           -------     -------
                  Notes and other related party receivables:
                  Note receivable from Highridge Apartments
                   secured, bearing interest at 9%, due March, 2008        $ 2,750     $ 2,750

                  Notes receivable from Fidelity I,  secured,
                   bearing interest at 12%, due December 1998                1,580       1,580

                  Note receivable from Fidelity I and JSV, secured,
                    bearing interest at 9.5%-10%, due 2015                   1,026         726

                  Notes receivable from Highridge Apartments,
                    non-interest bearing, due on demand                      2,604       1,699

                  Loans to officers, bearing interest at 8%, due
                    April 2006                                                 375         375

                  Other related party receivables, substantially
                    due on demand                                            2,478       2,134
                                                                           -------     -------
                                                                           $10,813     $ 9,264
                                                                           =======     =======

           Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.

(4)        NEW ACCOUNTING PRONOUNCEMENTS:

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

(5)        NET INCOME PER SHARE:

           Net income per share in the accompanying consolidated statements of operations is calculated for the three months ended June 30, 1998 and 1997, respectively, by dividing net income applicable to the holders of the Company's Common Stock ("Common Stockholders") of $6,673 and $5,763 by the weighted average shares outstanding during the period. Net income applicable to Common Stockholders is calculated by deducting preferred dividends of $875 and $491 for the three months ended June 30, 1998 and 1997, respectively, from net income.

Net income per share in the accompanying consolidated statements of operations is calculated for the six months ended June 30, 1998 and 1997, respectively, by dividing net income applicable to Common Stockholders of $13,723 and $10,193 by the weighted average shares outstanding during the period. Net income applicable to Common Stockholders is calculated by deducting preferred dividends of $1,750 and $929 for the six months ended June 30, 1998 and 1997, respectively, from net income.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is based primarily on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of June 30, 1998 and 1997 and for the three and six months ended June 30, 1998 and 1997.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of Essex are held by, and substantially all of the operations of Essex are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner of the Operating Partnership and, as of June 30, 1998 and 1997, owned an 89.9% and 87.9% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding potential acquisitions and developments, the anticipated performance of future acquisitions, recently completed acquisitions and developments and existing properties, and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, those risks, special considerations, and other factors discussed under the caption "Other Matters" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and those other risk factors and special considerations set forth in Essex's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of Essex to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL BACKGROUND

Essex's revenues are generated primarily from multifamily residential and commercial property operations, which accounted for 97% and 96% of its revenues for the six months ended June 30, 1998 and 1997, respectively. Essex's properties (the "Properties") are located in California, Washington and Oregon. Occupancy levels of the multifamily residential Properties in these markets have generally remained high (averaging over 95% for the last five years).

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

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in forty-eight multifamily residential properties, of which thirty-one are located in California, sixteen are located in Washington and one is located in Oregon. In aggregate, these acquisitions consist of a total of 9,382 units and had a total capitalized cost of approximately $696.8 million. As part of its active portfolio management strategy, the Company has sold, since its IPO, five multifamily residential properties in Northern California consisting of a total of 579 units and six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $59.0 million resulting in net aggregate gain recognition of approximately $13.6 million.

Average financial occupancy rates ( the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) of the Company's multifamily properties on a same-property basis decreased to 95.7% for the three months ended June 30, 1998 from 96.1% for the three months ended June 30, 1997. The regional breakdown of such financial occupancy for the three months ended June 30, 1998 and 1997 is as follows:


                              June 30,       June 30,
                               1998           1997
                               ----           ----
Northern California            97.2%          97.3%
Pacific Northwest              94.1%          96.6%
Southern California            94.3%          92.3%


The Company's commercial properties were 100% occupied (based on square footage) as of June 30, 1998.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997.

Total Revenues increased by $12,104,000 or 61.8% to $31,684,000 in the second quarter of 1998 from $19,580,000 in the second quarter of 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both of the quarters ended June 30, 1998 and 1997 ("Quarterly Same Store Properties").


                                                  Three Months Ended
                                                       June 30,
                                                 -------------------
                                                                          Dollar    Percentage
                                                   1998        1997       Change      Change
                                                 -------     -------     -------      -----
                                  Number of
                                  Properties
                                  ----------
Rental income
 Same Store Properties
   Northern California                    13     $ 8,802     $ 8,019     $   783        9.8%
   Pacific Northwest                      12       5,450       5,231         219        4.2
   Southern California                     5       2,783       2,634         149        5.7
   Commercial                              1         554         430         124       28.8
                                     -------     -------     -------     -------      -----
Total Same Store Properties               31      17,589      16,314       1,275        7.8%
                                     =======

 Properties acquired/disposed of
   subsequent to January 1, 1997                  12,684       2,039      10,645      522.1%
                                                 -------     -------     -------      -----
 Total rental income                              30,273      18,353      11,920       64.9
 Interest and other income                         1,411       1,227         184       15.0
                                                 -------     -------     -------      -----
 Total revenues                                  $31,684     $19,580     $12,104       61.8%
                                                 =======     =======     =======      =====


As set forth in the above table, $10,645,000 of the $12,104,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1997. During this period, Essex acquired interests in thirty-four multifamily properties (the "Acquisition Properties"), and disposed of one multifamily property and six retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $1,275,000 is attributable to increases in rental income from the Quarterly Same Store Properties. Rental income from the Quarterly Same Store Properties increased by $1,275,000 or 7.8% to $17,589,000 in the second quarter of 1998 from $16,314,000 in the second quarter of 1997. The majority of this increase was attributable to the thirteen multifamily Quarterly Same Store Properties located in Northern California, the rental income of which increased by $783,000 or 9.8% to $8,802,000 in the second quarter of 1998 from $8,019,000 in the second quarter of 1997. This $783,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.2% in the second quarter of 1998 from 97.3% in the second quarter of 1997. The twelve multifamily Quarterly Same Store Properties located in the Pacific Northwest accounted for the next largest regional component of the Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $219,000 or 4.2% to $5,450,000 in the second quarter of 1998 from $5,231,000 in the second quarter of 1997. This $219,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 94.1% in the second quarter of 1998 from 96.6% in the second quarter of 1997. The five multifamily Quarterly Same Store Properties located in Southern California also contributed towards the Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $149,000 or 5.7% to $2,783,000 in the second quarter of 1998 from $2,634,000 in the second quarter of 1997. The $149,000 increase is attributable to rental rate increases and an increase in financial occupancy to 94.3% in the second quarter of 1998 from 92.3% in the second quarter of 1997.

The increase in total revenue also reflected an increase of $184,000 attributable to interest and other income, the most significant component of which relates to other property income from the Acquisition Properties.

Total Expenses increased by $9,006,000 or approximately 71.1% to $21,679,000 in the second quarter of 1998 from $12,673,000 in the second quarter of 1997. Interest expense increased by $2,350,000 or 82.0% to $5,217,000 in the second quarter of 1998 from $2,867,000 in the second quarter of 1997. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $3,694,000 or 62.4% to $9,617,000 in the second quarter of 1998 from $5,923,000 in the second quarter of 1997. Of such increase, $3,889,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $481,000 in the second quarter of 1998 from the amount for the second quarter of 1997. This increase is largely due to additional staffing requirements resulting from the growth of Essex.

Net income increased by $1,294,000 to $7,548,000 in the second quarter of 1998 from $6,254,000 in the second quarter of 1997. The increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties, as offset by a decrease in operating income attributable to the Disposition Properties.

RESULTS OF OPERATIONS

Comparison Of The Six Months Ended June 30, 1998 To Six Months Ended June 30, 1997.

Total Revenues increased by $21,389,000 or 56.1% to $59,520,000 in the first six months of 1998 from $38,131,000 in the first six months of 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both of the six months ended June 30, 1998 and 1997 ("Same Store Properties").

                                                  Six Months Ended
                                                       June 30,          Dollar     Percentage
                                                  1998         1997       Change      Change
                                                 -------     -------     -------      -----
                                   Number of
                                  Properties
                                  ----------
Rental income
 Same Store Properties
   Northern California                    11     $16,212     $14,649     $ 1,563       10.7%
   Pacific Northwest                      12      10,778      10,373         405        3.9
   Southern California                     3       4,086       3,881         205        5.3
   Commercial                              1       1,040         852         188       22.1
                                        ----     -------     -------     -------      -----
Total Same Store Properties               27      32,116      29,755       2,361        7.9%
                                        ====

 Properties acquired/disposed of
   subsequent to January 1, 1997                  24,687       5,954      18,733      314.6%
                                                 -------     -------     -------      -----
 Total rental income                              56,803      35,709      21,094       59.1
 Interest and other income                         2,717       2,422         295       12.2
                                                 -------     -------     -------      -----
 Total revenues                                  $59,520     $38,131     $21,389       56.1%
                                                 =======     =======     =======      =====


As set forth in the above table, $18,733,000 of the $21,389,000 increase in total revenues is attributable to the Acquisition Properties and the Disposition Properties.

Of the increase in total revenues, $2,361,000 is attributable to increases in rental income from the Same Store Properties. Rental income from the Same Store Properties increased by $2,361,000 or 7.9% to $32,116,000 in the first six months of 1998 from $29,755,000 in the first six months of 1997. The majority of this increase was attributable to the eleven multifamily Same Store Properties located in Northern California, the rental income of which increased by $1,563,000 or 10.7% to $16,212,000 in the first six months of 1998 from
$14,649,000 in the first six months of 1997. This $1,563,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.2% in the first six months of 1998 from 97.3% in the first six months of 1997. The twelve multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest regional component of the Same Store Properties rental income increase. The rental income of these properties increased by $405,000 or 3.9% to $10,778,000 in the first six months of 1998 from $10,373,000 in the first six months of 1997. This $405,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 94.1% in the first six months of 1998 from 96.6% in the first six months of 1997. The three multifamily Same Store Properties located in Southern California also contributed towards the Same Store Properties rental income increase. The rental income of these properties increased by $205,000 or 5.3% to $4,086,000 in the first six months of 1998 from $3,881,000 in the first six months of 1997. The $205,000 increase is attributable to rental rate increases and an increase in financial occupancy to 94.3% in the first six months of 1998 from 93.7% in the first six months of 1997.

The increases in total revenue also reflected an increase of $295,000 attributable to interest and other income, the most significant component relates to other property income from the Acquisition Properties.

Total Expenses increased by $14,379,000 or approximately 56.4% to $39,860,000 in the first six months of 1998 from $25,481,000 in the first six months of 1997. Interest expense increased by $2,784,000 or 44.7% to $9,014,000 in the first six months of 1998 from $6,230,000 in the first six months of 1997. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $6,733,000 or 57.9% to $18,370,000 in the first six months of 1998 from $11,637,000 in the first six months of 1997. Of such increase, $6,791,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $783,000 in the first six months of 1998 from the amount for the first six months of 1997. This increase is largely due to additional staffing requirements resulting from the growth of Essex.

Net income increased by $4,351,000 to $15,473,000 in the first six months of 1998 from $11,122,000 in the first six months of 1997. The increase in net income was primarily a result of the net contribution of the Acquisition Properties and an increase in net operating income from the Same Store Properties, as offset by a decrease in operating income attributable to the Disposition Properties.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, Essex had $4,973,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, amounts available under lines of credit, and the proceeds from the disposition of properties that may be sold from time to time. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $110,000,000. At June 30, 1998 Essex had $43,672,000 outstanding on its lines of credit, with interest rates during the second quarter of 1998 ranging from 6.9% to 7.3%. Essex expects to meet its long-term liquidity requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that Essex will have access to the debt and equity markets in a timely fashion to meet long-term liquidity requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

Essex's unrestricted cash balance increased by $691,000 from $4,282,000 as of December 31, 1997 to $4,973,000 as of June 30, 1998. This increase was primarily a result of $103,263,000 of cash provided by financing activities and $28,223,000 of cash provided by operating activities, which were reduced by $130,795,000 of cash used in investing activities. Of the $130,795,000 net cash used in investing activities, $126,632,000 was used to purchase and upgrade rental properties, $3,125,000 was used to fund real estate under development, and $8,886,000 was used to fund an increase in the Company's restricted cash; these expenditures were offset by $15,842,000 of proceeds received from the disposition of three retail properties. The $103,263,000 net cash provided by financing activities was primarily a result of $150,347,000 of proceeds from mortgage and other notes payable and lines of credit and $77,775,000 net proceeds from the Perpetual Preferred Units sales (as discussed below) as offset by $102,848,000 of repayments of mortgages and other notes payable and lines of credit, and $18,809,000 of dividends/distributions paid.

As of June 30, 1998, the total amount of Essex's outstanding debt was $342,539,000. Such indebtedness consisted of $215,136,000 in fixed rate debt, $68,583,000 of variable rate debt and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

As of June 30, 1998, 35 of the Company's Properties were encumbered by debt. The agreements underlying these encumbrances contain customary restrictive covenants which the Company believes do not have a material adverse effect on the Company's operations. As of June 30, 1998, the Company was in compliance with such covenants. Also, of the Company's 35 Properties encumbered by debt, 18 were secured by deeds of trust relating solely to those Properties. With respect to the remaining 17 Properties, three cross collaterized mortgages were secured by 8 Properties, 3 Properties and 3 Properties, respectively, and a separate line of credit was secured by 3 Properties.

Essex expects to incur approximately $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1998. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for Acquisition Properties renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. Essex expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred or funded during 1998 will not be significantly different than the Company's current expectations.

Essex is developing eight multifamily residential projects, which are anticipated to have an aggregate of approximately 1,578 multifamily units. Essex expects that such projects will be completed during the next two years (1998 and 1999). Such projects involve certain risks inherent in real estate development. See "Other Matters - Development Activities; Risks That Developments Will Be Delayed or Not Completed" in Item 1 of Essex's Annual Report on Form 10-K for the year ended December 31, 1997. The estimated projected aggregate cost for these projects is $186.0 million of which approximately $29.5 million has been incurred as of June 30, 1998. Essex expects to fund such commitments with some combination of its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

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

On December 8, 1997, the Company completed a public offering of 1,500,000 shares of its Common Stock at a net price of $35.50 per share.

On February 6, 1998, the Operating Partnership sold 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units ("Perpetual Preferred Units") to an institutional investor at a price of $50.00 per unit.

On April 20, 1998, The Operating Partnership sold 400,000 units of its Perpetual Preferred Units at a $50.00 per unit price to the same institutional investor who purchased the 1,200,000 units in February 1998.

The proceeds from these offerings and sales were used primarily to reduce balances under the Company's lines of credit and to fund acquisitions and development of multifamily properties.

In the second quarter of 1998, Essex and the Operating Partnership filed a registration statement (the "1998 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to register $300,000,000 of equity securities of Essex and $250,000,000 of debt securities of the Operating Partnership. The 1998 Shelf Registration Statement was declared effective by the SEC in July 1998. Prior to the filing of the 1998 Shelf Registration Statement, Essex had approximately $42,000,000 of capacity remaining on a previously filed registration statement which registered equity securities of Essex. Thus, combined with the prior shelf registration statement and the 1998 Shelf Registration Statement, Essex has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

YEAR 2000 COMPLIANCE

The Company has evaluated appropriate courses of action regarding "Year 2000" compliance. The Company has contacted its primary software vendor and has determined that an upgraded package will be available for implementation. The total cost of bringing all software, hardware and operations to Year 2000 compliance has not been fully quantified. Management estimates that the total costs will not have a material impact on its business or results of operations. With respect to the preparation for the Year 2000 compliance by third-party service providers and vendors, no estimates have been made by the Company as to any potential adverse impact on the Company's operations due to any noncompliance. The Company is attempting to identify those risks relating to third party service providers and vendors, however, no assurance can be given regarding the cost of any failure to comply.

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

The following table sets forth Essex's calculation of Funds from Operations for the quarters ended June 30, 1998 and 1997.


                                                       Three months ended
                                                --------------------------------
                                                June 30, 1998      June 30, 1997
                                                ------------       ------------
Income before minority interests                $ 10,005,000       $  7,321,000
Adjustments:
Depreciation & amortization                        5,632,000          3,220,000
Adjustment for unconsolidated
  joint ventures                                     366,000            448,000
Non-recurring items, including
  gain on sale of real estate and
  loss from termination                                   __           (414,000)

Minority interests (1)                            (1,692,000)          (142,000)
                                                ------------       ------------

Funds from Operations                           $ 14,311,000       $ 10,433,000
                                                ============       ============
     Weighted average number
      shares outstanding diluted (1)              20,549,875         16,598,551
                                                ============       ============


(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership into shares of Essex's Common Stock. Minority interests have been adjusted to reflect such conversion.

The National Association of Real Estate Investment Trust ("NAREIT"), a leading industry trade group, has approved a revised interpretation of Funds from Operations, which provides, in part, that the amortization of deferred financing costs is no longer to be added back to net income in the calculation of Funds from Operations. Consistent with the NAREIT recommendation, Essex has adopted this new definition beginning in 1996.

PART II   OTHER INFORMATION

ITEM 2:       CHANGES IN SECURITIES AND USE OF PROCEEDS

              (c)   Recent Sales of Unregistered Securities

              On April 20, 1998, Essex Portfolio, L.P., the "Operating Partnership" as to which the Company is the sole general partner, completed the private placement of 400,000 7.875% Series B Preferred Limited Partnership Units (the "Perpetual Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor in return for a contribution to the Operating Partnership of $20,000,000. Previously, on February 6, 1998, the Operating Partnership had completed a prior private placement of 1,200,000 Perpetual Preferred Units to this same institutional investor.

              The Perpetual Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after the tenth anniversary of the date of this private placement (or earlier under certain circumstances) for shares of the Company's 7.875% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series B Preferred Stock"). The holders of the Perpetual Preferred Units have certain rights to cause the Company to register the Series B Preferred Stock pursuant to the terms of a registration rights agreement. The registration rights agreement was entered into in connection with this private placement. On February 10, 1998, the Company filed Articles Supplementary reclassifying 2,000,000 shares of its Common Stock par value $.0001 per share, as 2,000,000 shares of Series B Preferred Stock and setting forth the rights, preferences and privileges of the Series B Preferred Stock. The Perpetual Preferred Units have identical rights, preferences and privileges as the Series B Preferred Stock. Neither the Perpetual Preferred Units, nor the Series B Preferred Stock may at any time be convertible into the Company's Common Stock.

              The net proceeds from the above private placements were used primarily to fund acquisition and development activities and for general purposes.

              The April 20, 1998 private placement was completed pursuant to the exemption from registration contained in Section 4(2) the Securities Act of 1933, as amended.




ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Company's annual meeting, held on April 28, 1998 in Menlo Park, California, the following votes of security holders occurred:

              (a) The following persons were duly elected by the holders of the Company's Common Stock (the "Common Stockholders") as Class I, Common Stock directors of the Company, each for a three
                   (3) year term (until 2001) and until their successors are elected and qualified:

                     (1) Keith R. Guericke, 13,703,856 votes for and 21,742 votes abstaining;
                     (2) Issie N. Rabinovitch, 13,703,856 for and 21,742 votes abstaining; and
                     (3) Thomas E. Randlett, 13,703,856 for and 21,742 votes abstaining.

              (b) Gregory J. Hartman was duly elected as a preferred stock director of the Company by the holders of the Company's 8.75% Convertible Preferred Stock, Series 1996A for a one (1) year term as a Class I Director and until his successor is elected and qualified.

              (c) The Common Stockholders ratified the appointment of KPMG Peat Marwick, LLP as the Company's independent public auditors for the fiscal year ending December 31, 1998 by a vote of 13,665,834 votes for 32,539 votes against and 27,225 votes abstaining.


ITEM 5:       OTHER INFORMATION

              Any shareholder proposal submitted with respect to Essex's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by Essex after February 14, 1999.

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

               A.    EXHIBITS


               10.1 Revolving Loan Agreement between Essex Portfolio, L.P., a California limited partnership and Bank of America National Trust and Savings Association dated as of May 11, 1998

               11.1  Statement regarding Computation of Earnings per Share

               12.1 Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

               27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)


              B. REPORTS ON FORM 8-K

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

              On May 14, 1998, Essex filed a current report on Form 8-K, regarding its purchase of Wimbledon Woods and Bunker Hill Towers.

              On June 24, 1998, Essex filed a current report on Form 8-K/A to amend the current report on Form 8-K filed on March 30, 1998 in order to provide additional information relating to certain pro forma adjustments.

              On June 24, 1998, Essex filed a current report on Form 8-K/A to amend the current report on Form 8-K filed on May 14, 1998 in order to provide additional information relating to certain pro forma adjustments.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ESSEX PROPERTY TRUST, INC.



                                           /s/ Mark J. Mikl
                                           ---------------------------------
                                           Mark J. Mikl, Controller
                                           (Authorized Officer and
                                           Principal Accounting Officer)


                                           August 14, 1998
                                           ---------------------------------
                                           Date

                                INDEX TO EXHIBITS


Exhibit
Number                            Description
------                            -----------
  10.1        Revolving Loan Agreement between Essex Portfolio, L.P., a
              California limited partnership and Bank of America National Trust and Savings Association dated as of May 11, 1998

  11.1        Statement regarding Computation of Earnings per Share

  12.1        Schedule of Computation of Ratio of Earnings to Fixed Charges and
              Preferred Stock Dividends

  27.1        Article 5 Financial Data Schedule (EDGAR Filing Only)