Form 10-Q
period 1998-09-30
ESSEX PROPERTY TRUST INC
filed 1998-11-16
CIK 920522

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 16,636,516 shares of Common Stock as of October 30, 1998


                                      INDEX

Exhibit
Number   Description                                                                Page Number

PART I:  FINANCIAL INFORMATION
Item 1:       Financial Statements (Unaudited)                                           3

              Consolidated Balance Sheets
              as of September 30, 1998 and December 31, 1997                             4

              Consolidated Statements of Operations
              for the three months ended September 30, 1998 and 1997                     5

              Consolidated Statements of Operations
              for the nine months ended September 30, 1998 and 1997                      6

              Consolidated Statements of  Stockholders' Equity
              for the nine months ended September 30, 1998 and the year
              ended December 31, 1997                                                    7

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1998 and 1997                      8

              Notes to Consolidated Financial Statements                                 9

Item 2:       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       13

PART II:      OTHER INFORMATION

Item 6:       Exhibits and Reports on Form 8-K                                          21

              Signatures                                                                22


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

                           ESSEX PROPERTY TRUST, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)


                                                                       September 30,       December 31,
                                   Assets                                  1998                1997
                                   ------                                ---------           ---------
Real estate:
     Rental properties:
         Land and land improvements                                      $ 219,013           $ 182,416
         Buildings and improvements                                        663,457             548,571
                                                                         ---------           ---------
                                                                           882,470             730,987
         Less accumulated depreciation                                     (71,734)            (58,040)
                                                                         ---------           ---------
                                                                           810,736             672,947
     Investments                                                             9,848               2,347
     Real estate under development                                          45,028              27,422
                                                                         ---------           ---------
                                                                           865,612             702,716

Cash and cash equivalents-unrestricted                                       3,071               4,282
Restricted cash                                                             15,205               6,093
Notes and other related party receivables                                    9,864               9,264
Notes and other receivables                                                 10,770               8,602
Prepaid expenses and other assets                                           10,402               3,838
Deferred charges, net                                                        5,310               4,040
                                                                         ---------           ---------
                                                                         $ 920,234           $ 738,835
                                                                         =========           =========

                    Liabilities and Stockholders' Equity

Mortgage notes payable                                                   $ 297,508           $ 248,997
Lines of credit                                                             63,000              27,600
Accounts payable and accrued liabilities                                    37,648              21,337
Dividends payable                                                           10,913               9,189
Deferred gain                                                                5,002                  --
Other liabilities                                                            5,316               4,208
                                                                         ---------           ---------
                             Total liabilities                             419,387             311,331

Minority interests                                                         106,112              28,589

Stockholders' equity:
     8.75% Convertible Preferred Stock, Series 1996A: $.0001                     1                   1
       par value, 1,600,000 authorized, issued, and outstanding
     Common stock, $.0001 par value per share, 668,400,000
       authorized, 16,635,966 and 16,614,687                                     2                   2
       issued and outstanding
     Excess stock, $.0001 par value per share, 330,000,000
       shares authorized, no shares issued or outstanding                       --                  --
     Additional paid-in capital                                            431,197             430,804
     Accumulated deficit                                                   (36,465)            (31,892)
                                                                         ---------           ---------
                             Total stockholders' equity                    394,735             398,915
                                                                         ---------           ---------
                                                                         $ 920,234           $ 738,835
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


                           ESSEX PROPERTY TRUST, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                        Three months ended
                                                                -----------------------------------
                                                                 September 30,       September 30,
                                                                     1998                 1997
                                                                ------------           ------------
Revenues:
     Rental                                                     $     31,068           $     20,887
     Interest and other income                                         1,583                  1,088
                                                                ------------           ------------
                                                                      32,651                 21,975
                                                                ------------           ------------

Expenses:
     Property operating expenses
         Maintenance and repairs                                       1,858                  1,678
         Real estate taxes                                             2,349                  1,571
         Utilities                                                     2,023                  1,369
         Administrative                                                2,888                  1,493
         Advertising                                                     342                    309
         Insurance                                                       224                    224
         Depreciation and amortization                                 5,575                  3,555
                                                                ------------           ------------
                                                                      15,259                 10,199

     Interest                                                          5,245                  3,118
     Amortization of deferred financing costs                            212                    128
     General and administrative                                        1,007                    631
     Provision for litigation loss                                       930                     --
                                                                ------------           ------------
         Total expenses                                               22,653                 14,076
                                                                ------------           ------------

         Income before gain on sales of real estate,
             minority interests and extraordinary item                 9,998                  7,899

     Gain on sales of real estate                                          9                  4,713
                                                                ------------           ------------

         Income before minority interests and
            extraordinary item                                        10,007                 12,612

     Minority interests                                               (2,523)                (1,645)
                                                                ------------           ------------

         Income before extraordinary item                              7,484                 10,967

     Extraordinary item:
         Loss on early extinguishment of debt                           (806)                    --
                                                                ------------           ------------
            Net income                                          $      6,678           $     10,967
                                                                ============           ============

Per share data:
     Basic:
         Income before extraordinary item                       $       0.40           $       0.73
         Extraordinary item -  debt extinguishment                     (0.05)                  0.00
                                                                ------------           ------------
            Net income                                          $       0.35           $       0.73
                                                                ============           ============

         Weighted average number of shares
            outstanding during the period                         16,635,228             13,915,790
                                                                ============           ============

     Diluted:
         Income before extraordinary item                       $       0.39           $       0.69
         Extraordinary item -  debt extinguishment                     (0.05)                  0.00
                                                                ------------           ------------
            Net income                                          $       0.34           $       0.69
                                                                ============           ============

         Weighted average number of shares
            outstanding during the period                         16,821,421             15,961,927
                                                                ============           ============
     Dividend per share                                         $      0.500           $      0.450
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


                           ESSEX PROPERTY TRUST, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                        Nine months ended
                                                               -----------------------------------
                                                                 September 30,       September 30,
                                                                     1998                1997
                                                               ------------           ------------
Revenues:
     Rental                                                    $     87,871           $     56,596
     Interest and other income                                        4,300                  3,510
                                                               ------------           ------------
                                                                     92,171                 60,106
                                                               ------------           ------------

Expenses:
     Property operating expenses
         Maintenance and repairs                                      6,585                  4,765
         Real estate taxes                                            6,767                  4,473
         Utilities                                                    5,631                  3,649
         Administrative                                               7,022                  3,845
         Advertising                                                  1,190                    861
         Insurance                                                      859                    688
         Depreciation and amortization                               15,876                  9,863
                                                               ------------           ------------
                                                                     43,930                 28,144

     Interest                                                        14,259                  9,348
     Amortization of deferred financing costs                           553                    383
     General and administrative                                       2,841                  1,682
     Provision for litigation loss                                      930                     --
                                                               ------------           ------------
         Total expenses                                              62,513                 39,557
                                                               ------------           ------------

         Income before gain on sales of real estate,
            minority interests and extraordinary item                29,658                 20,549

     Gain on sales of real estate                                         9                  5,127
                                                               ------------           ------------

         Income before minority interests and
            extraordinary item                                       29,667                 25,676

     Minority interests                                              (6,710)                (3,483)
                                                               ------------           ------------

         Income before extraordinary item                            22,957                 22,193

     Extraordinary item:
         Loss on early extinguishment of debt                          (806)                  (104)
                                                               ------------           ------------
            Net income                                         $     22,151           $     22,089
                                                               ============           ============

Per share data:
     Basic:
         Income before extraordinary item                      $       1.22           $       1.57
         Extraordinary item -  debt extinguishment                    (0.05)                 (0.01)
                                                               ------------           ------------
            Net income                                         $       1.17           $       1.56
                                                               ============           ============

         Weighted average number of shares
            outstanding during the period                        16,628,721             13,024,696
                                                               ============           ============

     Diluted:
         Income before extraordinary item                      $       1.21           $       1.53
         Extraordinary item -  debt extinguishment                    (0.05)                 (0.01)
                                                               ------------           ------------
            Net income                                         $       1.16           $       1.52
                                                               ============           ============

         Weighted average number of shares
            outstanding during the period                        16,814,880             14,486,272
                                                               ============           ============

     Dividend per share                                        $      1.450           $      1.320
                                                               ============           ============



   See accompanying notes to the consolidated unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                 Consolidated Statements of Stockholders' Equity
              For the nine months ended September 30, 1998 and the
                          year ended December 31, 1997
                                   (Unaudited)
                        (Dollars and shares in thousands)



                                            Preferred stock            Common stock          Additional
                                         ----------------------    ----------------------    paid - in   Accumulated
                                         Shares        Amount       Shares        Amount      capital      deficit         Total
                                        ---------     ---------    ---------     ---------   ---------    ---------      ---------
Balances at December 31, 1996                 800     $       1       11,592     $       1   $ 256,106    $ (33,301)     $ 222,807

Net proceeds from preferred
  stock offering                              800            --           --            --      20,000           --         20,000
Net proceeds from common
  stock offerings                              --            --        4,995             1     154,012           --        154,013
Net proceeds from options exercised            --            --           28            --         686           --            686
Net income                                     --            --           --            --          --       29,316         29,316
Dividends declared                             --            --           --            --          --      (27,907)       (27,907)

                                        ---------     ---------    ---------     ---------   ---------    ---------      ---------
Balances at December 31, 1997               1,600             1       16,615             2     430,804      (31,892)       398,915

Shares issued from Dividend
   Reinvestment Plan                           --            --            2            --          10           --             10
Net proceeds from options exercised            --            --           19            --         383           --            383
Net income                                     --            --           --            --          --       22,151         22,151
Dividends declared                             --            --           --            --          --      (26,724)       (26,724)

                                        ---------     ---------    ---------     ---------   ---------    ---------      ---------
Balances at September 30, 1998              1,600     $       1       16,636     $       2   $ 431,197    $ (36,465)     $ 394,735
                                        =========     =========    =========     =========   =========    =========      =========


    See accompanying notes to the consolidated unaudited financial statements

                           ESSEX PROPERTY TRUST, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       Nine months ended
                                                                                 -----------------------------
                                                                                 September 30,     September 30,
                                                                                    1998               1997
                                                                                 ---------           ---------

Net cash provided by operating activities                                        $  48,725           $  30,839
                                                                                 ---------           ---------

Cash flows from investing activities:
     Additions to rental properties                                               (152,660)           (122,667)
     Additions to restricted cash                                                   (9,112)             (1,468)
     Dispositions of rental properties                                              26,354              15,470
     Additions to notes receivable                                                    (438)               (785)
     Additions to real estate under development                                    (24,018)            (22,663)
     Investments in corporations and limited partnerships                              531                 371
                                                                                 ---------           ---------

          Net cash used in investing activities                                   (159,343)           (131,742)
                                                                                 ---------           ---------

Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
          and lines of credit                                                      199,347              75,055
     Repayment of mortgage and other notes payable
          and lines of credit                                                     (133,879)            (89,471)
     Additions to deferred charges                                                  (1,823)               (413)
     Additions to related party notes and other receivables                         (3,450)            (23,277)
     Repayment of related party notes and other receivables                          2,850              11,576
     Decrease in offering related accounts payable                                    (282)               (789)
     Net proceeds from convertible preferred stock sale                                 --              20,000
     Net proceeds from follow-on offerings                                              --             104,119
     Net proceeds from perpetual preferred units sale                               77,775                  --
     Net proceeds from stock options exercised
          and dividend reinvestment plan                                               393                 338
     Distributions to minority interest/partners                                    (5,624)             (2,785)
     Dividends paid                                                                (25,900)            (17,374)
                                                                                 ---------           ---------

          Net cash provided by financing activities                                109,407              76,979
                                                                                 ---------           ---------

Net increase (decrease) in cash and cash equivalents                                (1,211)            (23,924)
Cash and cash equivalents at beginning of period                                     4,282              42,705
                                                                                 ---------           ---------

Cash and cash equivalents at end of period                                       $   3,071           $  18,781
                                                                                 =========           =========

Supplemental disclosure of cash flow information:
          Cash paid for interest, net of $2,575
          and $1,276 capitalized                                                 $  10,917           $   8,741
                                                                                 =========           =========

Supplemental disclosure of non-cash investing and financing activities:
               Mortgage notes payable assumed in connection
                    with purchase of real estate                                 $  18,443           $  49,137
                                                                                 =========           =========

               Dividends payable                                                 $  10,913           $   8,509
                                                                                 =========           =========


   See accompanying notes to the consolidated unaudited financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


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

       The consolidated financial statements for the three and nine months ended September 30, 1998 and 1997 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.9%, 89.9%, and 89.0% general partnership interest as of September 30, 1998, December 31, 1997 and September 30, 1997, respectively.

       All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)       SIGNIFICANT TRANSACTIONS

       (A) Acquisitions

       On August 10, 1998, the Company acquired Westwood Apartments, a 116-unit apartment community located in Cupertino, California, for a contract price of $19,850. The community features a swimming pool, large private backyards, and convenient freeway access.

       This third quarter 1998 acquisition was funded with proceeds from the disposition of Santa Fe Ridge Apartments and borrowings under the Company's lines of credit.

       (B)   Dispositions

       On August 5, 1998, the Company sold Santa Fe Ridge Apartments located in Silverdale, Washington, for a gross sales price of $12,000 resulting in a gain of $9. The gain included an estimated $1,000 receivable relating to a defective siding claim based on estimates provided by a court appointed claims administrator in accordance with a class action suit arrangement.

       (C)  Litigation Loss

       In September of 1998, the Company established a $930 provision for litigation loss relating to employee claims made several years ago. The provision reduces net income per share by approximately $.06 and represents a non-recurring charge included in the accompanying unaudited consolidated statement of operations.

       (D)  Debt Related Transactions

       On July 28, 1998 the Company repaid the Prudential loan secured by Santa Fe Ridge and originated a new loan with Prudential secured by Wilshire Promenade. The fixed interest rate on the new loan is 7.0% compared to 8.9% on the repaid loan. A prepayment penalty of approximately $806 was incurred and is reflected in the accompanying unaudited consolidated statement of operations as an extraordinary charge resulting from early extinguishment of debt.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


       (E)  Subsequent Events

       On October 9, 1998, the Company completed financing for a $100,000 mortgage loan, bearing interest at a fixed rate of 6.62% per annum, which matures in October 2008. This mortgage loan is secured by eight apartment communities. This loan provides for the option to release the underlying collateral, thereby making the loan unsecured, upon satisfying several conditions, including the requirement that the resulting unsecured debt is rated at least BBB- by Standard & Poors and Baa3 by Moody's Investors Service. A portion of the proceeds were utilized by the Company to repay an existing loan of $47,000 which had an approximate 7.9% effective rate. The remainder of the proceeds was utilized by the Company to pay down outstanding balances under its line of credit. In connection with this refinancing, the Company has incurred an approximate extraordinary loss of $3,900 relating to prepayment penalties and the write-off of unamortized loan costs which will be reflected as an extraordinary item in the Company's financial statements for the year ending December 31, 1998.

(3)      RELATED PARTY TRANSACTIONS

       All general and administrative expenses of the Company and Essex Management Corporation ("EMC") are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three and nine months ended September 30, 1998 totaled $37 and $174, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

       Rental income in the accompanying consolidated statements of operations includes related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursement, of $133 and $563 for the three and nine months ended September 30, 1998, respectively, and $175 and $518 for the three and nine months ended September 30, 1997, respectively.

       Other income for the three and nine months ended September 30, 1998 includes interest income of $249 and $784, respectively, earned principally under notes receivable from the partnerships which collectively own Highridge Apartments, a 255 unit multifamily property located in Rancho Palos Verde, California ("Highridge"), the partnerships which collectively own an approximate 30.7% minority interest in Pathways Apartments, a 296 unit multifamily property located in Long Beach, California ("Pathways") and from notes receivable from Essex Fidelity I Corporation. For the three and nine months ended September 30, 1998, the Company earned $0 and $196, respectively, of dividend income from Essex Sacramento Corporation and Essex Fidelity I Corporation combined. In addition, Essex earned management fee income of $143 and $348 for the three and nine months ended September 30, 1998, respectively, from Anchor Village, Highridge, Pathways, and the partnerships which collectively own the three retail shopping centers located in the Portland, Oregon metropolitan area.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


       Notes and other related party receivables as of September 30, 1998 and December 31, 1997 consist of the following:


                                                           September  30,   December 31,
                                                               1998            1997
                                                           -------------    ------------

Notes and other related party receivables:
Note receivable from Highridge Apartments
 secured, bearing interest at 9%, due March, 2008             $1,047          $2,750

Notes receivable from Fidelity I,  secured,
 bearing interest at 12%, due December 1998                    1,580           1,580

Note receivable from Fidelity I and JSV, secured,
  bearing interest at 9.5%-10%, due 2015                       1,026             726

Notes receivable from Highridge Apartments,
  non-interest bearing, due on demand                          2,784           1,699

Loans to officers, bearing interest at 8%, due April
  2006                                                           375             375

Other related party receivables, substantially
  due on demand                                                3,052           2,134
                                                              ------          ------
                                                              $9,864          $9,264
                                                              ======          ======


Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.


(4)      FORWARD TREASURY CONTRACTS:

       In October 1997, the Company entered into four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10 year treasury rate at between 6.15% - 6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to the multi-family residential projects under development and a maturity of an $18,520 fixed rate loan. These contracts will be settled no later than June 2000. If the contracts were settled as of October 30, 1998, the Company would be obliged to pay approximately $4,500.

       The Company has a LIBOR based swap contract for a notional amount of $12,298, fixing the one month LIBOR rate at 6.14%. This contract was originally purchased to cover a variable rate loan which was repaid in March 1997. The Company has kept this contract in place to limit its interest rate exposure on borrowings on its LIBOR based lines of credit. If this contract were settled as of October 30, 1998, the Company would be obligated to pay approximately $544.

(5)    RECENT ACCOUNTING PRONOUNCEMENTS:

       In June 1997, the FASB issued Financial Accounting Standard No. 130 (SFAS130), Reporting Comprehensive Income. SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. In March 1998, the Emerging Issues Task Force issued EITF 97-11 Accounting for Internal Costs Related to Real Estate Property Acquisitions. The Company has adopted SFAS 130 and EITF 97-11 for interim periods beginning in 1998. The adoption does not have a material impact on the Company's financial statements.

       In June 1997, the FASB issued Financial Accounting Standard No. 131, Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end 1998 financial statements. In February 1998, the FASB issued Financial Accounting Standards No. 132,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


       Employees' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 is effective with the year-end 1998 Financial Statements. In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS
       133), Accounting for Derivative Instruments and Hedging Activities. The Company will adopt SFAS 133 for interim periods beginning in 2000, the effective date of SFAS 133. Management believes that the adoption of these statements will not have a material impact on the Company's financial statements.


 (6)   NET INCOME PER SHARE:

       Net income per share in the accompanying consolidated statements of operations is calculated for the three months ended September 30, 1998 and 1997, respectively, by dividing net income applicable to the holders of the Company's Common Stock ("Common Stockholders") of $5,803 and $10,092 by the weighted average shares outstanding during the period. Net income applicable to Common Stockholders is calculated by deducting preferred dividends of $875 and $875 for the three months ended September 30, 1998 and 1997, respectively, from net income.

       Net income per share in the accompanying consolidated statements of operations is calculated for the nine months ended September 30, 1998 and 1997, respectively, by dividing net income applicable to Common Stockholders of $19,526 and $20,284 by the weighted average shares outstanding during the period. Net income applicable to Common Stockholders is calculated by deducting preferred dividends of $2,625 and $1,805 for the nine months ended September 30, 1998 and 1997, respectively, from net income.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION

The following discussion is based primarily on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of September 30, 1998 and 1997 and for the three and nine months ended September 30, 1998 and 1997.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of Essex are held by, and substantially all of the operations of Essex are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner of the Operating Partnership and, as of September 30, 1998 and 1997, owned an 89.9% and 89.0% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 1998, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments, and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be sufficient to provide for dividend payments in accordance with REIT requirements, the actual non-revenue generating capital expenditures will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters" in
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and those other risk factors and special considerations set forth in Essex's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of Essex to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL BACKGROUND

Essex's revenues are generated primarily from multifamily residential and commercial property operations, which accounted for 97% and 96% of its revenues for the nine months ended September 30, 1998 and 1997, respectively. Essex's properties (the "Properties") are located in California, Washington and Oregon. Occupancy levels of the multifamily residential Properties in these markets have averaged over 95% for the last five years.

Essex has elected to be treated as a REIT for federal income tax purposes, commencing with the year ended December 31, 1994. In order to maintain compliance with REIT tax rules, Essex provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of non-voting preferred stock. Executives of Essex own 100% of EMC's 1,000 shares of common stock.

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 49 multifamily residential properties, of which 32 are located in California, 16 are located in

Washington and one is located in Oregon. In aggregate, these acquisitions consist of a total of 9,498 units and had a total capitalized cost of approximately $716.7 million. As part of its active portfolio management strategy, the Company has sold, since its IPO, six multifamily residential properties (five in Northern California and one in the Pacific Northwest) consisting of a total of 819 units and six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $71.1 million resulting in net aggregate gain recognition of approximately $13.6 million.

Average financial occupancy rates (the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) of the Company's multifamily properties on a same-property basis decreased to 96.5% for the three months ended September 30, 1998 from 96.7% for the three months ended September 30, 1997. The regional breakdown of such financial occupancy for the three months ended September 30, 1998 and 1997 is as follows:


                                 September 30,       September 30,
                                     1998                1997
                                 ------------        -------------
Northern California                  97.3%               97.7%
Pacific Northwest                    95.2%               96.0%
Southern California                  96.9%               96.1%


The Company's commercial properties were 100% occupied (based on square footage) as of September 30, 1998 and September 30, 1997.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1998 to the Three Months Ended September 30, 1997.

Total Revenues increased by $10,676,000 or 48.6% to $32,651,000 in the third quarter of 1998 from $21,975,000 in the third quarter of 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both of the quarters ended September 30, 1998 and 1997 ("Quarterly Same Store Properties").


                                                                 Three Months Ended
                                                                    September 30,
                                             Number of          ---------------------           Dollar            Percentage
                                             Properties           1998           1997           Change              Change
                                             ----------          -----          -----           ------            ----------
Quarterly Same Store Properties
   Rental income:
     Northern California                           12          $ 9,014          $ 8,285          $    729                8.8 %
     Pacific Northwest                             12            5,656            5,323               333                6.3
     Southern California                            9            4,306            4,005               301                7.5
     Commercial                                     1              476              410                66               16.1
                                              -------          -------          -------          --------           --------
       Total rental income quarterly
       same store properties                       34           19,452           18,023             1,429                7.9%
                                              =======
   Other property income                                           466              318               148               46.5
                                                               -------          -------          --------           --------
       Total revenues quarterly
       same store properties                                    19,918           18,341             1,577                8.6%

Properties Acquired/Disposed of
Subsequent to July 1, 1997
   Rental income                                                11,616            2,864             8,752             305.6%
   Other property income                                           256               56               200             357.1
                                                               -------          -------          --------           --------
       Total revenues properties
       acquired/disposed of
       subsequent to July 1, 1997                               11,872            2,920             8,952             306.6%
   Interest and other income                                       861              714               147              20.6
                                                               -------          -------          --------           --------
       Total revenues                                          $32,651          $21,975           $10,676              48.6%
                                                               =======          =======          ========           ========


As set forth in the above table, $8,752,000 of the $10,676,000 increase in total revenues between the comparable quarters is attributable to properties acquired or disposed of subsequent to July 1, 1997. During this period, Essex acquired interests in 22 multifamily properties (the "Quarterly Acquisition Properties"), and disposed of two multifamily properties and four retail shopping centers (the "Quarterly Disposition Properties").

Of the increase in total revenues, $1,429,000 is attributable to increases in rental income from the Quarterly Same Store Properties. Rental income from the Quarterly Same Store Properties increased by $1,429,000 or 7.9% to $19,452,000 in the third quarter of 1998 from $18,023,000 in the third quarter of 1997. The majority of this increase was attributable to the 12 multifamily Quarterly Same Store Properties located in Northern California, the rental income of which increased by $729,000 or 8.8% to $9,014,000 in the third quarter of 1998 from $8,285,000 in the third quarter of 1997. This $729,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.3% in the third quarter of 1998 from 97.7% in the third quarter of 1997. The 12 multifamily Quarterly Same Store Properties located in the Pacific Northwest accounted for the next largest regional component of the Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $333,000 or 6.3% to $5,656,000 in the third quarter of 1998 from $5,323,000 in the third quarter of 1997. The $333,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 95.2% in the third quarter of 1998 from 96.0% in the third quarter of 1997. The nine multifamily Quarterly Same Store Properties located in Southern California also contributed towards the Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $301,000 or 7.5% to $4,306,000 in the third quarter of 1998 from $4,005,000 in the third quarter of 1997. This $301,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 96.9% in the third quarter of 1998 from 96.1% in the third quarter of 1997.

The increase in total revenue also reflected an increase of $148,000 in other property income from the Quarterly Same Store Properties, an increase of $200,000 in other property income from the Quarterly Acquisition Properties, and an increase of $147,000 attributable to interest and other income.

Total Expenses increased by $8,577,000 or approximately 60.9% to $22,653,000 in the third quarter of 1998 from $14,076,000 in the third quarter of 1997. Interest expense increased by $2,127,000 or 68.2% to $5,245,000 in the third quarter of 1998 from $3,118,000 in the third quarter of 1997. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $3,040,000 or 45.8% to $9,684,000 in the third quarter of 1998 from $6,644,000 in the third quarter of 1997. Of such increase, $3,227,000 was attributable to the Quarterly Acquisition Properties and the Quarterly Disposition Properties. General and administrative expenses represents the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $376,000 in the third quarter of 1998 from the amount for the third quarter of 1997. This increase is largely due to additional staffing requirements resulting from the growth of Essex.

Net income decreased by $4,289,000 to $6,678,000 in the third quarter of 1998 from $10,967,000 in the third quarter of 1997. The decrease in net income was primarily a result of a recorded loss on early debt extinguishment of $806,000 and a provision for litigation loss and related legal costs of $930,000 in the third quarter of 1998. Furthermore, the Company recorded a gain on sale of real estate of $4,713,000 in the third quarter of 1997. The net effect of these items were offset by the net contribution of the Quarterly Acquisition Properties and an increase in net operating income from the Quarterly Same Store Properties, as offset by a decrease in operating income attributable to the Quarterly Disposition Properties.

Comparison Of The Nine Months Ended September 30, 1998 To Nine Months Ended September 30, 1997.

Total Revenues increased by $32,065,000 or 53.3% to $92,171,000 in the first nine months of 1998 from $60,106,000 in the first nine months of 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both of the nine months ended September 30, 1998 and 1997 ("Same Store Properties").


                                                           Nine Months Ended
                                                                June 30,
                                                           ------------------
                                                                                             Dollar        Percentage
                                                           1998          1997                Change          Change
                                                           ----          ----                ------        ----------
                                         Number of
                                         Properties
                                         ----------
Same Store Properties
   Rental income:
     Northern California                       11       $ 24,580          $ 22,336          $  2,244            10.0%
     Pacific Northwest                         11         15,104            14,244               860             6.0
     Southern California                        3          6,212             5,912               300             5.1
     Commercial                                 1          1,496             1,222               274            22.4
                                            -----       --------          --------          --------           -----
       Total rental income
       same store properties                   26         47,392            43,714             3,678             8.4%
                                            =====
   Other property income                                   1,042               781               261            33.4
                                                        --------          --------          --------           -----
       Total revenues same
       store properties                                   48,434            44,495             3,939             8.9%

Properties Acquired/Disposed of
Subsequent to January 1, 1997
   Rental Income                                          40,479            12,882            27,597           214.2%
   Other property income                                     869               287               582           202.8
                                                        --------          --------          --------           -----
       Total revenues properties
       acquired/disposed of
       subsequent to January 1, 1997                      41,348            13,169            28,179           214.0%
   Interest and other income                               2,389             2,442               (53)           (2.2)
                                                        --------          --------          --------           -----
       Total revenues                                   $ 92,171          $ 60,106          $ 32,065            53.3%
                                                        ========          ========          ========           =====



As set forth in the above table, $27,597,000 of the $32,065,000 increase in total revenues between the comparable periods is attributable to properties acquired or disposed of subsequent to January 1, 1997. During this period, Essex acquired interest in 35 multifamily properties (the "Acquisition Properties"), and disposed of two multifamily properties and six retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $3,678,000 is attributable to increases in rental income from the Same Store Properties. Rental income from the Same Store Properties increased by $3,678,000 or 8.4% to $47,392,000 in the first nine months of 1998 from $43,714,000 in the first nine months of 1997. The majority of this increase was attributable to the 11 multifamily Same Store Properties located in Northern California, the rental income of which increased by $2,244,000 or 10.0% to $24,580,000 in the first nine months of 1998 from $22,336,000 in the first nine months of 1997. This $2,244,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.2% in the first nine months of 1998 from 97.5% in the first nine months of 1997. The 11 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest regional component of the Same Store Properties rental income increase. The rental income of these properties increased by $860,000 or 6.0% to $15,104,000 in the first nine months of 1998 from $14,244,000 in the first nine months of 1997. This $860,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 95.2% in the first nine months of 1998 from 96.7% in the first nine months of 1997. The three multifamily Same Store Properties located in Southern California also contributed towards the Same Store Properties rental income increase. The rental income of these properties increased by $300,000 or 5.1% to $6,212,000 in the first nine months of 1998 from $5,912,000 in the first nine months of 1997. The $300,000 increase is attributable to rental rate increases and an increase in financial occupancy to 95.1% in the first nine months of 1998 from 94.8% in the first nine months of 1997.

The increases in total revenue also reflected an increase of $261,000 in other property income attributable to the Same Store Properties, an increase of $582,000 in other income attributable to the Acquisition Properties, and a decrease of $53,000 in interest and other income.

Total Expenses increased by $22,956,000 or approximately 58.0% to $62,513,000 in the first nine months of 1998 from $39,557,000 in the first nine months of 1997. Interest expense increased by $4,911,000 or 52.5% to $14,259,000 in the first nine months of 1998 from $9,348,000 in the first nine months of 1997.

Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $9,773,000 or 53.5% to $28,054,000 in the first nine months of 1998 from $18,281,000 in the first nine months of 1997. Of such increase, $9,898,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of Essex's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $1,159,000 in the first nine months of 1998 from the amount for the first nine months of 1997. This increase is largely due to additional staffing requirements resulting from the growth of Essex.

Net income increased by $62,000 to $22,151,000 in the first nine months of 1998 from $22,089,000 in the first nine months of 1997. The increase in net income was primarily a result of the net contribution of the Acquisition Properties and an increase in net operating income from the Same Store Properties, as offset by a decrease in operating income attributable to the Disposition Properties. Net income for the first nine months of 1997 also included a gain on the sales of real estate of $5,127,000 compared to $9,000 for the first nine months of 1998. Furthermore, net income for the nine months ended September 30, 1998 included a loss on early debt extinguishment of $806,000 compared to $104,000 for the first nine months of 1997 and a provision for litigation loss of $930,000 in the first nine months of 1998 and $0 in the first nine months of 1997.

 LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, Essex had $3,071,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $110,000,000. At September 30, 1998 Essex had $63,000,000 outstanding on its lines of credit, with interest rates during the third quarter of 1998 ranging from 6.9% to 7.3%. Essex expects to meet its long-term liquidity requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that Essex will have access to the debt and equity markets in a timely fashion to meet long-term liquidity requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

Essex's unrestricted cash balance decreased by $1,211,000 from $4,282,000 as of December 31, 1997 to $3,071,000 as of September 30, 1998. This decrease was primarily a result of $109,407,000 of net cash provided by financing activities and $48,725,000 of net cash provided by operating activities, which were reduced by $159,343,000 of net cash used in investing activities. Of the $159,343,000 net cash used in investing activities, $152,660,000 was used to purchase and upgrade rental properties, $24,018,000 was used to fund real estate under development, and $9,112,000 was used to fund an increase in the Company's restricted cash; these expenditures were offset by $26,354,000 of proceeds received from the disposition of two multifamily and three retail properties. The $109,407,000 net cash provided by financing activities was primarily a result of $199,347,000 of proceeds from mortgage and other notes payable and lines of credit and $77,775,000 net proceeds from the Perpetual Preferred Units sales (as discussed below) as offset by $133,879,000 of repayments of mortgages and other notes payable and lines of credit, and $31,524,000 of dividends/distributions paid.

As of September 30, 1998, the total amount of Essex's outstanding debt was $360,508,000. Such indebtedness consisted of $213,867,000 in fixed rate debt, $87,821,000 of variable rate debt and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

As of September 30, 1998, 35 of the Company's Properties were encumbered by debt. The agreements underlying these encumbrances contain customary restrictive covenants which the Company believes do not have a material adverse effect on the Company's operations. As of September 30, 1998, the Company was in compliance with such covenants. Also, of the Company's 35 Properties encumbered by debt, 18 were secured by deeds of trust relating solely to those Properties. With respect to the remaining 17 Properties, three cross collaterized mortgages were secured by eight Properties, three Properties and three Properties, respectively, and a separate line of credit was secured by three Properties.

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

Essex is developing eight multifamily residential projects, which are anticipated to have an aggregate of approximately 1,578 multifamily units. Essex expects that such projects will be completed during the next two years (1998 and 1999). Such projects involve certain risks inherent in real estate development. See "Other Matters - Development Activities; Risks That Developments Will Be Delayed or Not Completed" in Item 1 of Essex's Annual Report on Form 10-K for the year ended December 31, 1997. As of September 30, 1998, the Company is committed to fund approximately $111,700,000 relating to these projects. Essex expects to fund such commitments with a combination of its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

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

On December 8, 1997, the Company completed a public offering of 1,500,000 shares of its Common Stock at a price of $35.50 per share.

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

YEAR 2000 COMPLIANCE

The Company's State of Readiness. The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contains source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Company currently believes that its "Year 2000" issues are limited to information technology ("IT") systems (i.e., software programs and computer operating systems). There are no non-IT systems (i.e., devices used to control, monitor or assist the operation of equipment and machinery), the failure of which would have a material effect on the Company's operations. The Company has also completed its assessment of the Year 2000 compliance issues presented by its hardware components.

The Company, employing a team made up of internal personnel has completed its identification of IT systems that are not yet Year 2000 compliant and has commenced modification or replacement of such systems as necessary. The Company has communicated with third parties with whom it does significant business, such as financial institutions and vendors to determine their readiness for Year 2000 compliance. Based on position statements received by the Company, it appears as though the preparation being made by these third parties with whom the Company does significant business is sufficient regarding Year 2000 compliance. However, no assurance can be given regarding the cost of their failure to comply. The Company is in the process of developing contingency plans should third parties with whom the Company does significant business fail to be Year 2000 compliant.

Costs of Addressing the Company's Year 2000 issues. Given the information known at this time about the Operating Partnership's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operation. The costs of such assessment and remediation will be paid out of the Company's general and administrative expenses.

Risks of the Company's Year 2000 issues. In light of the Company's assessment and remediation efforts to date, and the planned, normal course-of-business upgrades, management believes that any residual Year 2000 risk is limited to non-critical business applications and support hardware. No assurance can be given, however, that all of the Company's systems will be year 2000 compliant or that compliance will not have a material adverse effect on the Company's future liquidity or results of operations or ability to service debt.

FUNDS FROM OPERATIONS

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds From Operations. The following table sets forth Essex's calculation of Funds from Operations for the three and nine months ended September 30, 1998 and 1997.


                                                  Three months ended                             Nine months ended
                                           ----------------------------------            -----------------------------------
                                           September 30          September 30            September 30          September 30
                                           -----------------------------------           ------------           ------------
                                               1998                   1997                   1998                   1997
                                           ------------           ------------           ------------           ------------
Income before gain on the
  sale of real estate, minority
  interests and extraordinary item         $  9,998,000           $  7,899,000           $ 29,658,000           $ 20,549,000

Adjustments:
Depreciation & amortization                   5,575,000              3,555,000             15,876,000              9,863,000
Adjustment for unconsolidated
  joint ventures                                365,000                242,000              1,027,000                690,000
Non-recurring items:
  provision for litigation loss                 930,000                     --                930,000                     --


Minority interests (1)                       (1,754,000)              (161,000)            (4,353,000)              (441,000)
                                           ------------           ------------           ------------           ------------

Funds from Operations                      $ 15,114,000           $ 11,535,000           $ 43,138,000           $ 30,661,000
                                           ============           ============           ============           ============
  Weighted average number
  shares outstanding diluted (1)             20,523,466             17,835,400             20,516,925             17,603,384
                                           ============           ============           ============           ============



(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership into shares of Essex's Common Stock. Minority interests have been adjusted to reflect such conversion. Also assumes conversion of shares of convertible preferred stock into shares of Essex's common stock.

The National Association of Real Estate Investment Trusts ("NAREIT"), a leading industry trade group, has approved a revised interpretation of Funds from Operations, which provides, in part, that the amortization of deferred financing costs is no longer to be added back to net income in the calculation of Funds from Operations. Consistent with the NAREIT recommendation, Essex has adopted this new definition beginning in 1996.

PART II  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A.    EXHIBITS

         10.1 $100,000,000 Promissory Note between Essex Portfolio, L.P. and Essex Morgan Funding Corp.

         11.1  Statement regarding Computation of Earnings per Share

         12.1 Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

         27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)

         27.2 Article 5 Financial Data Schedule (EDGAR Filing Only) as amended for September 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ESSEX PROPERTY TRUST, INC.



                                                   /s/ Mark J. Mikl
                                                   -----------------------------
                                                   Mark J. Mikl, Controller
                                                   (Authorized Officer and
                                                   Principal Accounting Officer)


                                                   November 13, 1998
                                                   -----------------------------
                                                   Date

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

 10.1        $100,000,000 Promissory Note between Essex Portfolio, L.P. and
             Essex Morgan Funding Corp.

 11.1        Statement regarding Computation of Earnings per Share

 12.1        Schedule of Computation of Ratio of Earnings to Fixed Charges and
             Preferred Stock Dividends

 27.1        Article 5 Financial Data Schedule (EDGAR Filing Only)

 27.2        Financial Data Schedule