Form 10-K405
period 1998-12-31
ESSEX PROPERTY TRUST INC
filed 1999-03-31
CIK 920522

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998
                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission File Number: 1-13106

                               ----------------

                          ESSEX PROPERTY TRUST, INC.
            (Exact name of registrant as specified in its charter)

                  Maryland                                       77-0369576
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

              925 East Meadow Drive, Palo Alto, California 94303
              (Address of principal executive offices) (Zip code)

                                (650) 494-3700
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                          Name of each exchange on which registered
  -------------------                          -----------------------------------------
Common Stock, $.0001 par value                          New York Stock Exchange

Rights to purchase Series A Junior
 Participating                                          New York Stock Exchange
 Preferred Stock, par value $.0001

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

   As of March 25, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $284,155,992. For purposes of calculating the preceeding amount only, all directors, executive offiers, and shareholders holding 5% or more of the registrant's common stock are assumed to be affilates. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

   As of March 25, 1999, 16,742,616 shares of Common Stock ($.0001 par value) were outstanding.

                          LOCATION OF EXHIBIT INDEX:

   The index exhibit is contained in Part IV, Item 14, on page number 40.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   The following document is incorporated by reference in Part III of the Annual Report on Form 10K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held April 27, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                      Page No.
                                                                      --------
                                    PART I

    Item 1  Business................................................      3

    Item 2  Properties..............................................     22

    Item 3  Legal Proceedings.......................................     24

    Item 4  Submission of Matters to a Vote of Security Holders.....     24

                                    PART II

    Item 5  Market for Registrant's Common Stock and Related
             Stockholder Matters....................................     25

    Item 6  Summary Financial and Operating Data....................     27

    Item 7  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................     29

    Item 7A Quantitative and Qualitative Disclosures About Market
             Risk...................................................     38

    Item 8  Financial Statements and Supplementary Data.............     38

    Item 9  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................     38

                                   PART III

    Item 10 Directors and Executive Officers of the Registrant......     39

    Item 11 Executive Compensation..................................     39

    Item 12 Security Ownership of Certain Beneficial Owners and
             Management.............................................     39

    Item 13 Certain Relationships and Related Transactions..........     39

                                    PART IV

    Item 14 Exhibits, Financial Statements Schedules and Reports on
             Form 8-K...............................................     40

            Signatures..............................................     41

                                    PART I

Forward Looking Statements

   Certain statements in this Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, and expectations as to the amount of future revenues, expenses, and uses of cash resulting from future activities including non-revenue generating capital expenditures and capital improvement projects, acquisitions and developments, the performance of existing properties and the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be sufficient to provide for dividend payments in accordance with REIT requirements, the actual cost of non-revenue generating capital expenditures and capital improvement programs will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 in this Report on Form 10-K, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1. Business

Description of Business

   Essex Property Trust, Inc. ("the Company" or "Essex") is a self-administered and self-managed equity real estate investment trust ("REIT") engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Company's multifamily portfolio consists of ownership interests in 58 properties (comprising 12,267 apartment units), 22 of which are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 15 of which are located in Northern California (the San Francisco Bay Area) and 21 of which are located in the Pacific Northwest (17 in the Seattle metropolitan area and 4 in the Portland, Oregon metropolitan area). The Company also has ownership interests in two office buildings located in Northern California (Palo Alto), one of which houses the Company's headquarters, and three retail shopping centers located in the Pacific Northwest (the "Commercial Properties," and together with the Company's 58 multifamily residential properties, the "Properties"). The Company also has entered into commitments for the development of 1,578 units in eight multifamily communities: four in Northern California, two in Southern California and two in the Pacific Northwest.

   The Company was incorporated in the state of Maryland in March 1994. On June 13, 1994, the Company commenced operations with the completion of an initial public offering ("the Offering") in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112.1 million were used to acquire an approximate 77.2% general partnership interest in Essex Portfolio, L.P. (the "Operating Partnership").

   The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 89.9% general partnership interest and senior members of the Company's management and certain outside investors own approximately 10.1% limited partnership interests in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

Business Objectives

   The Company's primary business objective is to maximize Funds from Operations and total returns to stockholders through active property and portfolio management including redevelopment of properties. The Company's strategies include:

  . Active Property Marketing and Management. Maximize, on a per share basis, cash available for distribution and the capital appreciation of its property portfolio through active property marketing and management and, if applicable, redevelopment.

  . Selected Expansion of Property Portfolio. Increase, on a per share basis, cash available for distribution through the acquisition and development of multifamily residential properties in selected major metropolitan areas located in the west coast region of the United States.

  . Optimal Portfolio Asset Allocations. Produce predictable financial performance through a portfolio asset allocation program that seeks to increase or decrease the investments in each market based on changes in regional economic and local market conditions.

  . Management of Capital and Financial Risk. Optimize the Company's capital and financial risk positions by maintaining a conservative leverage ratio, evaluating financing alternatives on an on-going basis and minimizing the Company's cost of capital.

Business Principles

   The Company was founded on, has followed, and intends to continue to follow the business principles set forth below:

   Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, the Company seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. The Company's regional portfolio managers are accountable for overall property operations and performance. They supervise on-site managers, provide training for the on site staff, monitor fiscal performance against budgeted expectations, monitor property performance against the performance of competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment.

   Business Planning and Control. Real estate investment decisions are accompanied by a multiple year plan, to which executives and other managers responsible for obtaining future financial performance must agree in writing. Performance versus plan serves as a significant factor in determining compensation.

   Property Type Focus. The Company focuses on acquisition and development of multifamily residential communities, containing between 75 and 600 units. These types of properties offer attractive opportunities because such properties (i) are often mispriced by real estate sellers and buyers who lack the Company's ability to obtain and use real-time market information, (ii) provide opportunities for value enhancement since many of these properties have been owned by parties that are either inadequately capitalized or lack the professional property management expertise of the Company.

   Geographic Focus. The Company focuses its property investments in markets that meet the following criteria:

  . Major Metropolitan Areas. The Company focuses on metropolitan areas having a regional population in excess of one million people. Real estate markets in these areas are typically characterized by a relatively greater number of buyers and sellers and are, therefore, more liquid. Liquidity is an important element for implementing the Company's strategy of varying its portfolio in response to changing market conditions.

  . Supply Constraints. The Company believes that properties located in real estate markets with limited development or redevelopment opportunities are well-suited to produce increased rental income. When evaluating supply constraints, The Company reviews: (i) availability of developable land sites on which competing properties could be readily constructed;
     (ii) political barriers to growth resulting from a restrictive local political environment regarding development and redevelopment (such an environment, in addition to the restrictions on development itself, is often associated with a lengthy development process and expensive development fees); and (iii) physical barriers to growth, resulting from natural limitations to development, such as mountains or waterways.

  . Rental Demand Created by High Cost of Housing. The Company concentrates on markets in which the cost of renting is significantly lower than the cost of owning a home. In such markets, rent levels are higher and operating expenses and capital expenditures, as a percentage of rent, are lower in comparison with markets that have a lower cost of owning a home.

  . Job Proximity. the Company believes that most renters select housing based on its proximity to their jobs and on related commuting factors. The Company obtains local area information relating to its residential properties and uses this information when making multifamily residential property acquisition decisions. The Company also reviews the location of major employers relative to its portfolio and potential acquisition properties.

   Following the above criteria, the Company is currently pursuing investment opportunities in selected markets of Northern and Southern California and the Pacific Northwest.

   Active Portfolio Management Through Regional Economic Research and Local Market Knowledge. The Company was founded on the belief that the key elements of successful real estate investment and portfolio growth include extensive regional economic research and local market knowledge. The Company utilizes its economic research and local market knowledge to make appropriate portfolio allocation decisions that it believes result in better overall operating performance and lower portfolio risk. The Company maintains and evaluates:

  . Regional Economic Data. The Company evaluates and reviews regional economic factors for the markets in which it owns properties and where it considers expanding its operations. The Company's research focuses on regional and sub-market supply and demand, economic diversity, job growth, market depth and the comparison of rental price to single-family housing prices.

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

   Recognizing that all real estate markets are cyclical, the Company regularly evaluates the results of regional economic and local market research and adjusts portfolio allocations accordingly. The Company actively manages the allocation of assets within its portfolio. The Company seeks to increase its portfolio allocation in markets projected to have economic growth and to decrease such allocations in markets projected to have declining economic conditions. Likewise, the Company also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields. Although the Company is generally a long-term investor, it does not establish defined or preferred holding periods for its Properties.

Current Business Activities

   The Company conducts substantially all of its activities through the Operating Partnership, of which it owns an approximate 89.9% general partnership interest. The approximate 10.1% limited partnership interests in the Operating Partnership are owned by directors, officers and employees of the Company and certain third-party investors. As the sole general partner of the Operating Partnership, the Company has operating control over the management of the Operating Partnership and each of the Properties. From time to time, the Company may invest in properties through the acquisition of an interest in another entity, based upon the criteria described above. The Company does not plan to invest in any securities of other entities not engaged in real estate activities.

   The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ended December 31, 1994. In order to maintain compliance with REIT tax rules, the Company provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). The Company owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of the Company own 100% of EMC's 1,000 shares of common stock.

   The Company owns a 1% limited partnership interest in two partnerships that acquired three retail properties from the Company. These investments were made under arrangements whereby EMC became the general partner and the other limited partners were granted the right to require the applicable partnership to redeem their interests for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's common stock in satisfaction of the applicable partnership's cash redemption obligation.

   In February and April 1998, the Operating Partnership sold 1,200,000 and 400,000 units, respectively of its 7.875% Series B Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from these offerings were $58,275,000 and $19,500,000 respectively. In November 1998, the Operating Partnership sold 500,000 units of its 9.125% Series C Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from this offering were $24,375,000.

Acquisitions

   During 1998, the Company acquired ownership interests in five multifamily properties consisting of 1,798 units with a total capitalized acquisition cost (including expected renovation costs and adjusted for closing costs) of approximately $166,995,000. These investments were primarily funded by sales of preferred units by the Operating Partnership, cash generated from operations, dispositions of properties and working capital. Of the five properties purchased in 1998, three properties (1,122 units) are located in Southern California and two (676 units) are located in Northern California.

   Multifamily property ownership interests acquired in 1998 are as follows:

   Name                                        Location     Units Purchase Price
   ----                                        --------     ----- --------------
                                                                  (in thousands)
   Southern California
   Mirabella.............................. Newbury Park, CA   608    $ 50,500
   Bunker Hill............................ Los Angeles, CA    456      36,523
   Cochran Apartments..................... Los Angeles, CA     58       5,400
   Northern California
   Wimbledon Woods........................ Hayward, CA        560      44,000
   Westwood............................... Cupertino, CA      116      19,850
                                                            -----    --------
     Total................................                  1,798    $156,273
                                                            =====    ========

Dispositions

   In 1998, Essex sold one Pacific Northwest multifamily property and disposed of the three Pacific Northwest retail properties for a net sales price of $26,354,000. The proceeds were used to fund acquisitions of multifamily properties.

Development

   The Company is currently developing eight development projects that are expected to have an aggregate of 1,578 multifamily units and an aggregate estimated development cost, including capitalized interest and overhead costs, of $204,700,000. Such projects are anticipated to be substantially completed during 1999.

   Park @ Issaquah This development is a 245 unit multifamily community located in Issaquah, Washington. This Project will feature spacious units, direct access garages and specialized interior features. The community will include a pool, spa, exercise room and video theater. As of December 31, 1998, approximately 40% of the units were completed. Of the units completed, approximately 50% have been leased through December 31, 1998. The Company expects to achieve stabilized occupancy (defined as the month in which the multifamily community has a physical occupancy of 95%) in July 1999. The project is being developed by Park Hill LLC (the "LLC"). The Company has a 45% ownership interest in the LLC. According to the terms of the partnership agreement, the Company is responsible for the leasing and management of the operations of the property. The Company has the option to purchase the remaining 55% interest after August 31, 2003. The purchase price will be calculated based on operating results, as defined in the LLC agreement.

   Fountain Court This development is a 320 unit multifamily community located in Seattle, Washington. This project offers views of downtown Seattle and Puget Sound. Unit amenities include microwaves, washer/dryers, European style cabinetry and ceramic tile entryways. This community will also offer a health club, spa, indoor lap pool, exercise room and entertainment center. The project is a six-story building and occupancy is expected to commence in April 1999. The project is being developed by Fountain Court Apartment Associates, L.P. The Company has a 51% limited partnership interest in this entity. In accordance with the terms of the agreement, in the year 2000, the Company has the option to purchase the remaining 49% interest for a fixed purchase price.

   Hillsborough Park This development is a 235 unit multifamily community located in La Habra, California. This community will offer a pool, spa, tennis courts and an exercise room. Individual units will have patios or balconies, vaulted ceilings, washer/dryers, microwave ovens and individual garages. The project consists of 15 buildings and is expected to be completed in phases starting in March 1999 through June 1999. The project is being developed solely by the Company.

   Waterford Place This development is a 238 unit multifamily community located in San Jose, California. This community will feature a fitness center, pool, spa, business center and gated security access. Each unit will feature fireplaces, washer/dryers, and computer workstations with dedicated, high-speed data transmission lines. In 1997, the Company entered into a contract with an unrelated third party to purchase the development 18 months after completion, as defined in the contract. Completion is estimated to be November 1999. The unrelated third party is responsible for the development, leasing and management of the project until the Company purchases the development.

   Bel Air This development is a 114 unit multifamily community located in San Ramon, California. This project is adjacent to The Shores property that was acquired by the Company in 1995. The units offers direct access garages, nine-foot ceilings, individual entry and the majority of units have golf course views. The project consists of 24 buildings and is expected to be completed in phases starting in March 1999 through May 1999. Occupancy is scheduled to begin in April 1999. The project is being developed solely by the Company.

   The Carlyle This development is a 132 unit multifamily community located in San Jose, California. The community features a pool, spa, exercise facility, clubhouse, business center, as well as gated access and available garages. Each unit is equipped with state of the art wiring systems for today's high-tech renter, a washer/dryer and ceiling fans. In May 1998, the Company entered into a contract with an unrelated third party to purchase the development 18 months after completion, as defined in the contract. Completion is estimated to be August 1999. The unrelated third party is responsible for the development, leasing and management of the project until the Company purchases the development.

   Marina View This development is a 188 unit multifamily community located in Marina del Rey, California. This project will feature controlled access underground parking, a pool, spa, fitness center, entertainment center and business center. Units will have tiled fireplaces, microwaves, washer/dryer hook-ups, ceiling fans and harbor views. The project is a single building and is expected to be completed with occupancy beginning in August 1999. This project is being developed solely by the Company.

   Station Park This development is a 106 unit multifamily community in Walnut Creek, California. This project will offer amenities including high-speed data transmission lines and internet access, attached garages and washer/dryers. The community will also offer a pool, spa, exercise facility, business center and community room. The project is four buildings and is expected to be completed in phases from June 1999 through August 1999. This project is being developed solely by the Company.

   The Company intends to continue to pursue the development of multifamily communities to the extent that the market conditions and the specific project terms are considered favorable.

Offices and Employees

   The Company is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon, West Lake Village, California and Tustin, California. As of December 31, 1998, the Company had approximately 470 employees.

   In February 1999, the Company entered into an agreement with Mr. Marcus, its Chairman, which replaces and terminates a non-competition agreement that Mr. Marcus entered into in 1994 in connection with the Company's initial public offering. Under the February 1999 agreement, Mr. Marcus must generally give the Company notice of any contract, which he or his affiliates enter into, for the purchase of a multifamily property in excess of 100 units. If the Company has submitted a written offer for the same property, then the Company at its option may require Mr. Marcus to assign his or his affiliate's contracts to the Company.

Environmental Matters

   Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, or in such property. Such laws often impose such liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. In addition, certain environmental laws impose liability for release of asbestos-containing materials ("ACMs"), into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

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

   The environmental studies revealed the presence of groundwater contamination on certain of the Properties. Certain of these Properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and one Property was previously occupied by an industrial user that was identified as the source of contamination. The environmental studies noted that certain of the Properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that contamination existed at certain Properties because of the former presence of underground fuel storage tanks that have been removed. There are asbestos-containing material in a number of the properties, primarily in the form of ceiling texture, floor tiles and adhesives, which are generally in good condition. At properties where radon has been identified as a potential concern, the Company has implemented remediating measures and additional testing. Based on its current knowledge, the Company does not believe that future liabilities associated with asbestos and radon will be material. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these Properties would not have a material adverse effect on the Company's financial condition, result of operations, or liquidity.

   Certain Properties that have been sold by the Company were identified as having potential groundwater contamination. While the Company does not anticipate any losses or costs related to groundwater contamination on Properties that have been sold, it is possible that such losses or costs may materialize in the future.

   Except with respect to one Property, the Company has no indemnification agreements from third parties for potential environmental clean-up costs at its Properties. The Company has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the properties formerly owned by the Company. No assurance can be given that existing environmental studies with respect to any of the Properties reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the Properties. The Company has no insurance coverage for the types of environmental liabilities described above.

Insurance

   The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Company does not have insurance. All of the Properties are located in areas that are subject to earthquake activity. the Company has obtained earthquake insurance for all the Properties. This earthquake insurance is subject to an aggregate limit of $40.0 million payable upon a covered loss in excess of a $7.5 million self-insured retention amount and a 5% deductible. The Company may selectively exclude properties from being covered by earthquake insurance based on management's evaluation of the following factors: (i) the availability of coverage on terms acceptable to the Company, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. Despite earthquake coverage on all of its Properties placed in service, should a property sustain damage as a result of an earthquake, the Company may incur losses due to deductibles, co-payments or losses in excess of applicable insurance, if any.

   Although the Company carries certain insurance for non-earthquake damages to its properties and liability insurance, the Company may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage.

Competition

   The Company's Properties compete for tenants with similar properties primarily on the basis of location, rent charged, services provided, and the design and condition of the improvements. Competition for tenants from competing properties affects the amount of rent charged as well as rental growth rates, vacancy rates, deposit amounts, and the services and features provided at each property. While economic conditions are generally stable in the Company's target markets, a prolonged economic downturn could have a material adverse effect on the Company's financial position, results of operations or liquidity.

   The Company also experiences competition when attempting to acquire properties that meet its investment criteria. Such competing buyers include domestic and foreign financial institutions, other REIT's, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital

   The Company expects to meet its short-term liquidity requirements by using working capital, amounts available on lines of credit, and any portion of net cash flow from operations not required for distribution. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of distributions by the Company in accordance with REIT requirements. The Company has credit facilities in the committed amount of approximately $110,000,000. At December 31, 1998 the Company had an outstanding balance of $35,693,000 under these facilities.

Other Matters/Risk Factors

 Debt Financing

   At December 31, 1998, the Company had approximately $361,515,000 of indebtedness (including $94,513,000 of variable rate indebtedness), of which $325,822,000 was secured by certain properties.

   The Company is subject to the risks normally associated with debt financing, including the following:

  . cash flow may not be sufficient to meet required payments of principal and interest;

  .  inability to refinance existing indebtedness on encumbered Properties;
     and

  . the terms of any refinancing may not be as favorable as the terms of existing indebtedness.

 Uncertainty of Ability to Refinance Balloon Payments

   At December 31, 1998, the Company had an aggregate of approximately $361,515,000 of mortgage debt and lines of credit, some of which are subject to balloon payments of principal. The Company does not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and lines of credit. At December 31, 1998, these mortgages and lines of credit had the following scheduled maturity dates: 1999--$2.4 million; 2000--$56.0 million; 2001--$2.4 million; 2002--
$24.5 million; 2003--$30.1 million, 2004 and thereafter--$246.1 million. As a result, the Company may not be able to refinance such mortgage indebtedness. The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the mortgagee. This could mean a loss to the Company of income and asset value. Alternatively, the Company may be required to re-finance the debt at higher interest rates. If the Company is unable to make such payments when due, a mortgage lender could foreclose on the property securing the mortgage, which could have a material adverse effect on the financial condition and results of operations of the Company.

 Risk Of Rising Interest Payments

   At December 31, 1998, the Company had approximately $58,820,000 of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax exempt securities (which matures at various dates from 2014 through 2026) and $35,693,000 of variable rate indebtedness under its line of credit bearing interest at 1.15% over LIBOR (which matures in 2000). Although approximately $29,220,000 of the $58,820,000 long-term variable rate indebtedness is subject to an interest rate protection agreement, which may reduce the risks associated with fluctuations in interest rates, an increase in interest rates may have an adverse effect on net income and results of operations of the Company.

 Risk That Interest Rate Hedging Arrangements Cannot Be Refinanced Or Replaced

   The Company has, from time to time, entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, these agreements also may reduce the benefits to the Company when interest rates decline. There can be no assurance that any such hedging arrangements can be refinanced or that the Company will be able to enter into other hedging arrangements to replace existing ones if interest rates decline. Furthermore, interest rate movements during the term of interest rate hedging arrangements may result in a gain or loss on our investment in the hedging arrangement. In addition, if a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks. In order to minimize counterparty credit risk, the Company policy is to enter into hedging arrangements only with large financial institutions that maintain an investment grade credit rating.

 Acquisition Activities: Risks That Acquisitions Will Fail To Meet
 Expectations

   The Company intends to continue to acquire multifamily residential properties. There are risks that acquired properties will fail to perform as expected. Estimates of the costs of improvements necessary to allow the Company to market an acquired property as originally intended may prove to be inaccurate. In addition, the Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company's existing stockholders. If new acquisitions are financed under existing lines of credit, there is a risk that, unless substitute financing is obtained, further availability under the lines of credit for new development may not be available or may be available only on disadvantageous terms. Also, the Company may not be able to refinance our existing lines of credit upon maturity, or the terms of such refinancing may not be as favorable as the terms of the existing indebtedness. Further, acquisitions of properties are subject to the general risks associated with real estate investments. See "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

 Risks That Development Activities Will Be Delayed Or Not Completed

   The Company pursues multifamily residential property development projects from time to time. Development projects generally require various governmental and other approvals, the receipt of which cannot be assured. The Company's development activities generally entail certain risks, including the following:

  . funds may be expended and management's time devoted to projects that may not be completed;

  . construction costs of a project may exceed original estimates possibly making the project economically unfeasible;

  . development projects may be delayed due to, among other things, adverse weather conditions;

  . occupancy rates and rents at a completed project may be less than anticipated; and

  .  expenses at a completed development may be higher than anticipated.

   These risks may reduce the funds available for distribution to the Company's stockholders. Further, the development of properties is also subject to the general risks associated with real estate investments. See "--Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

 The Geographic Concentration Of The Properties And Fluctuations In Local
  Market May Adversely Impact Income

   Significant amounts of rental revenues for the year ended December 31, 1998, were derived from Properties concentrated in the San Francisco Bay Area, the Seattle metropolitan area, Southern California and the Portland metropolitan area. As a result of this geographic concentration, if a local property market performs poorly, the income from the Properties in that market could decrease. As a result of such a decrease in income, the Company may be unable to pay expected dividends to the Company's stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently impacts the income generated from the Properties and their underlying values. The financial results of major local employers may also impact the cash flow and value of certain of the Properties. Economic downturns in the local markets in which the Company owns properties could have a negative impact on the financial condition and results from operations of the Company.

 Competition In The Multifamily Residential Market May Adversely Affect
  Operations And The Rental Demand For the Company's Properties

   There are numerous housing alternatives that compete with the multifamily Properties in attracting residents. These include other multifamily rental apartments and single family homes that are available for rent in the markets in which the Properties are located. The Properties also compete for residents with new and existing homes and condominiums that are for sale. In addition, other competitors for development and acquisitions of properties may have greater resources than the Company. If the demand for the Company's Properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on the financial condition and results of operations of the Company.

   The Company also faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of properties. Some of the competitors are larger and have greater financial resources than the Company. This competition may result in increased costs of properties the Company acquires and/or develops.

 Debt Financing On Properties May Result In Insufficient Cash Flow

   Where possible, the Company intends to continue to use leverage to increase the rate of return on its investments and to provide for additional investments that the Company could not otherwise make. There is a risk that the cash flow from the Properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended. The Company may obtain additional debt financing in the future, through mortgages on some or all of the Properties. These mortgages may be recourse, non-recourse, or cross-collateralized. As of December 31, 1998, the Company had 33 properties encumbered by debt. Of the 33 properties, 18 are secured by deeds of trust relating solely to those properties, with respect to the remaining 15 properties, three cross-collateralized mortgages are secured by eight properties, three properties, and three properties, respectively, and the Company's $10 million line of credit is secured by one property. The holders of this indebtedness will have a claim against these Properties and to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by Properties. Foreclosure of Properties would cause a loss to the Company of income and asset value.

 Increase In Dividend Requirements As A Result Of The Convertible Preferred
  Stock, Series B Preferred Stock, And Series C Preferred Stock May Lead to a Possible Inability To Sustain Dividends

   In 1996, the Company sold $40.0 million of its 8.75% convertible preferred stock, Series 1996A (the "Convertible Preferred Stock") at $25.00 per share to Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.), and Westbrook Real Estate Co-Investment Partnership I, L.P. (formerly known as Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.). Westbrook Real Estate Fund, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P. are collectively referred to herein as "Westbrook. On January 6, 1999, these entities converted 87,500 shares of the Convertible Preferred Stock into 100,000 shares of Common Stock and they presently own 1,512,500 shares of Convertible Preferred Stock. The Company has filed a registration statement covering Tiger/Westbrook's resale of all shares of common stock issuable upon conversion of the Convertible Preferred Stock and the registration statement was declared effective by the Securities and Exchange Commission in December 1998.

   On February 6 and April 20, 1998, the Operating Partnership completed the private placement of a total of 1,600,000 units of 7.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor. The Series B Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after February 6, 2008 (or earlier under certain circumstances) for shares of the Company's 7.875% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series B Preferred Stock"). The Operating Partnership may redeem the Series B Preferred Units on or after February 6, 2003. Also, on November 24, 1998, the Operating Partnership completed the private placement of 500,000 units of 9.125% Series C Cumulative Redeemable Preferred Units (the "Series C Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor. The Series C Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after November 24, 2008 (or earlier under certain circumstances) for shares of the Company's 9 1/8% Series C Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series C Preferred Stock"). The Operating Partnership may redeem the Series C Preferred Units on or after November 24, 2003.

   The cash dividends payable on the Convertible Preferred Stock substantially increase the cash that must be paid out before dividends may be paid on the Common Stock. Dividends may be paid on shares of Common Stock in any fiscal quarter only if full, cumulative cash dividends have been paid on all shares of Convertible Preferred Stock in the annual amount equal to the greater of
(i) $2.1875 per share (8.75% of the $25.00 per share price), or (ii) the dividends (on an as-converted basis) paid with respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock.

   Further, if any of the Series B Preferred Units are exchanged for shares of Series B Preferred Stock, the holders of Series B Preferred Stock will be entitled to receive cumulative preferential cash distributions equal to $3.9375 (7.875% of the $50.00 liquidation preference) per share of Series B Preferred Stock. For any period of time that any Series B Preferred Stock is outstanding, no distribution may be authorized, declared or paid on the Common Stock or any class or series of other stock of the Corporation ranking junior to the Series B Preferred Stock unless all distributions accumulated on all Series B Preferred Stock have been paid in full. Also, if any of the Series C Preferred Units are exchanged for shares of Series C Preferred Stock, the holders of Series C Preferred Stock will be entitled to receive cumulative preferential cash distributions equal to $4.5625 (9.125% of the $50.00 liquidation preference) per share of Series C Preferred Stock. For any period of time that any Series C Preferred Stock is outstanding, no distribution may be authorized, declared or paid on the Common Stock or any class or series of other stock of the Corporation ranking junior to the Series C Preferred Stock unless all distributions accumulated on all Series C Preferred Stock have been paid in full. The dividends payable on the Series B Preferred Stock and Series C Preferred Stock would further increase the cash that must be paid out before dividends may be paid on the Common Stock.

   The 1,512,500 outstanding shares of Convertible Preferred Stock Series 1996A are convertible at the option of the holder into shares of Common Stock. If, after June 20, 2001, the Company requires a mandatory conversion of all of the Convertible Preferred Stock, each of the holders of the Convertible Preferred Stock may cause the Company to redeem any or all of their shares of Convertible Preferred Stock. Such a redemption would decrease the amount of cash available to pay cash dividends on the Common Stock. When there ceases to be in excess of 40,000 shares of Convertible Preferred Stock outstanding, we may purchase all of the outstanding shares of Convertible Preferred Stock from the holders.

   If the Company wishes to issue any Common Stock in the future (including, upon exercise of stock options), the funds required to continue to pay cash dividends at current levels will be increased. The Company's ability to pay dividends will depend largely upon the performance of the Properties and other properties that may be acquired in the future.

   The Company's ability to pay dividends on the Company's stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, the Company may not make a distribution on stock if, after giving effect to such distribution, either

  . the Company would not be able to pay its indebtedness as it becomes due in the usual course of business; or

  .  the Company's total assets would be less than its total liabilities.

   If the Company cannot pay dividends on its stock, it's status as a real estate investment trust may be jeopardized.

 Existing Registration Rights And Preemptive Rights May Have An Adverse Effect
  On The Market Price Of The Shares

   Registration rights are held by the senior members of the Company's management and certain outside investors (collectively, the "Founders") who as of December 31, 1998 owned approximately 10.1% limited partnership interests in the Operating Partnership. These rights include certain "demand" and "piggyback" registration rights with respect to shares of Common Stock issuable in connection with the exchange of their limited partnership interests in the Operating Partnership. The aggregate 10.1% limited partnership interests held by the Founders in the Operating Partnership is exchangeable for an aggregate of 1,873,473 shares of Common Stock. In addition, the Operating Partnership has invested in certain real estate partnerships. Certain partners in such limited partnerships have the right to have their limited partnership interests in such partnerships redeemed for cash or, at our option, for 779,400 shares of Common Stock. These partners also have certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock that may be issued in exchange for such limited partnership interests. All of the registration rights discussed above could materially adversely affect the market price for the shares of Common Stock. In addition, the holders of the Convertible Preferred Stock have preemptive rights to purchase a pro rata share of shares of Common Stock that may be offered in the future. These preemptive rights could have a material adverse effect on the market price for the shares of Common Stock.

 Conversion Of The Convertible Preferred Stock May Lead to Substantial
  Dilution To The Holders Of Common Stock

   The shares of Convertible Preferred Stock are convertible, at the option of the holders, into the number of shares of Common Stock that is determined based on the number and price of common shares issued. As of December 31, 1998, the then conversion price was $21.875 per share and, therefore, each share of Convertible Preferred Stock was convertible into approximately 1.14 shares of Common Stock. All the shares issuable upon conversion of all of the Convertible Preferred Stock are covered by an existing shelf registration statement, which would allow such shares to be resold into the public market. In order to protect the holders of the Convertible Preferred Stock against dilution, the conversion price may be reduced in certain circumstances, including if Common Stock is issued at a price below the conversion price. Such reduction in the conversion price could increase the dilution to holders of shares of Common Stock if and when the Convertible Preferred Stock is converted into shares of Common Stock. The proportionate ownership, voting power and earnings per share of the holders of Common Stock could be substantially diluted in the event that a substantial number of additional shares of Common Stock and/or Preferred Stock are issued, either upon conversion of the Convertible Preferred Stock, in connection with future acquisitions or otherwise.

 Concentration Of Voting Power And Consent Requirements Of The Holders Of the
  Convertible Preferred Stock May Be Detrimental To Holders of Common Stock

   As of December 31, 1998, George M. Marcus, the Chairman of the Company's Board of Directors, beneficially owned 1,953,187 shares of Common Stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and assuming exercise of all vested options). This represents approximately 10.5% of the outstanding shares of Common Stock. Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions.

   The holders of the Convertible Preferred Stock have certain consent rights to actions the Company may take. The Company may not, among other things, make certain revisions to its corporate structure and operations, without the approval of holders of two-thirds of the outstanding shares of Convertible Preferred Stock, voting as a separate class. This includes (i) revisions that would affect the rights, priority and preferences of the Convertible Preferred Stock, (ii) the merger or consolidation of the Company or the Operating Partnership with another entity, (iii) the sale of all or substantially all of the Company's assets, (iv) changing the geographic concentration of the portfolio of Properties, and (v) undergoing a change in control of either the Company or the Operating Partnership.

   The Company's Charter provides that the holders of the Convertible Preferred Stock, voting as a class, have the right to elect one member of the Board of Directors. The holders of the Convertible Preferred Stock elected Gregory J. Hartman to the Board of Directors. Mr. Hartman is a managing principal of Westbrook Real Estate Partners, L.L.C., the managing member of the sole general partner of Westbrook.

   Under certain circumstances, the holders of the Convertible Preferred Stock will be entitled to elect up to four additional directors. Such circumstances include the Company's failure to pay quarterly dividends on the Convertible Preferred Stock for four quarters and the breach of certain provisions of the Charter and bylaws affecting the holders of the Convertible Preferred Stock. Moreover, the Company may not authorize or create any class or series of stock that ranks equal or senior to the Convertible Preferred Stock with respect to
(i) the payment of dividends or (ii) amounts upon liquidation, dissolution or winding up without the consent of the holders of two-thirds of the outstanding shares of Convertible Preferred Stock, voting separately as a single class. The interests of the holders of the Convertible Preferred Stock, and indirectly the director or directors elected by the holders of the Convertible Preferred Stock, may differ from or conflict with the interests of the holders of Common Stock.

   In addition, upon conversion of the Convertible Preferred Stock into shares of Common Stock, the holders of Convertible Preferred Stock would hold approximately 8.9% of all outstanding shares of Common Stock (assuming exchange of all partnership interests in the Operating Partnership into shares of Common Stock), assuming that such conversion took place on December 31, 1998. Consequently, upon such conversion, the holders of Convertible Preferred Stock would, as a class, be the second largest stockholder in the Company and could have considerable influence with respect to the election of directors and the approval or disapproval of significant corporate actions.

   In view of the substantial influence of the holders of the Convertible Preferred Stock over the Company's affairs, it should be noted that interests of the holders of the Convertible Preferred Stock do not necessarily coincide with those of the holders of the Common Stock. Therefore, actions by the holders of the Convertible Preferred Stock will not necessarily be in the best interests of the holders of Common Stock.

 Certain Voting Rights Of The Series B Preferred Stock And Series C Preferred
  Stock

   In general, the holders of the Series B Preferred Stock and Series C Preferred Stock do not have any voting rights. However, if full distributions are not made on any Series B Preferred Stock or Series C Preferred Stock for six quarterly distribution periods, the holders of Series B Preferred Stock or Series C Preferred Stock (as applicable) who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on the Company's Board of Directors. These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the Series B Preferred Stock and/or Series C Preferred Stock have been paid in full. At that time, the holders of the Series B Preferred Stock and/or Series C Preferred Stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates.

   In addition, the Company may not authorize or create any class or series of stock that ranks senior to the Series B Preferred Stock or Series C Preferred Stock with respect to (1) the payment of dividends, (2) rights upon liquidation, dissolution or winding-up of the Company, or amend, alter or repeal the provisions of the Company's Charter or Bylaws, that would materially and adversely affect these rights without the consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock or Series C Preferred Stock (as applicable) each voting separately as a single class. Also, while any shares of the Series B Preferred Stock or Series C Preferred Stock are outstanding, the Company may not (1) merge or consolidate with another entity, or (2) a transfer substantially all of its assets to any corporation or other entity, without the affirmative vote of the holders of at least two-thirds of the Series B Preferred Stock and Series C Preferred Stock, each voting separately as a class, unless the transaction meets certain criteria.

 Exemption Of Westbrook and George Marcus From The Maryland Business
  Combination Law May Allow Certain Transactions Between The Company And Westbrook And/Or George Marcus To Proceed Without Compliance With Such Law

   The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between the Company and an interested stockholder unless the Board of Directors approved the transaction prior to the party becoming an interested stockholder. The five year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a supermajority stockholder vote for such transactions after the end of the five year period. This means that the transaction must be approved by at least:

  . 80% of the votes entitled to be cast by holders of outstanding voting shares; and

  . 66% of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

   However, as permitted by the statute, the Board of Directors irrevocably has elected to exempt any business combination by the Company with Westbrook and its affiliates from the "business combination" provision of the Maryland General Corporation Law. In addition, the Board of Directors similarly exempted George M. Marcus, William A. Millichap, who are the chairman and a director of the Company, respectively, and The Marcus & Millichap Company ("M&M") or any entity owned or controlled by Messrs Marcus and Millichap and M&M. Consequently, the five-year prohibition and the super-majority vote requirement described above will not apply to any business combination between the Company and either Westbrook (or its affiliates), Mr. Marcus, Mr. Millichap, or M&M. As a result, the Company may in the future enter into business combinations with Westbrook (or its affiliates) or Messrs Marcus and Millichap and M&M, without compliance with the super-majority vote requirements and other provisions of the Maryland General Corporation Law.

 Influence of Executive Officers, Directors And Significant Stockholders

   Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for any amendment of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests and their positions in the Company, the Company's directors and executive officers, including Messrs. Marcus and Millichap, have substantial influence on the Company. Consequently, their influence could result in decisions that do not reflect the interests of all stockholders of the Company.

 Anti-Takeover Provisions Contained In The Operating Partnership Agreement,
  Charter, Bylaws, The Convertible Preferred Stock And Certain Provisions Of Maryland Law Could Delay, Defer Or Prevent A Change In Control Of the Company

   While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership's Partnership Agreement place limitations on the Company's ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the stockholders. The Partnership Agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company's general partner interest in the Operating Partnership to another entity. Such limitations on the Company's ability to act may result in the Company being precluded from taking action that the Board of Directors believes is in the best interests of the Company's stockholders. In addition, as of December 31, 1998, two individuals together held more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

   The Company's charter authorizes the issuance of additional shares of Common Stock or preferred stock and to set the preferences, rights and other terms of such preferred stock without the approval of the holders of the Common Stock. The Company must obtain the approval of the holders of two-thirds of the outstanding shares of Convertible Preferred Stock in order to authorize, create or issue any class or series of stock that ranks equal or senior to the Convertible Preferred Stock. Although the Company has no intention to issue any additional shares of Convertible Preferred Stock or other preferred stock at the present time, the Company may, subject to the consent of the holders of Convertible Preferred Stock, establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control of the Company. Such a transaction might involve a premium price for the Company's stock or otherwise be in the best interests of the holders of Common Stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of Common Stock.

   The Company's charter, as well as its stockholder rights plan, also contains other provisions that may delay, defer or prevent a transaction or a change in control of the Company that might be in the best interest of the Company's stockholders. The Company's stockholder rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company's stockholders. Also, the Bylaws may be amended by the Board of Directors (subject to the consent of the holders of the Convertible Preferred Stock in certain circumstances) to include provisions that would have a similar effect, although the Company presently has no such intention. The Charter provides that the Company must obtain the approval of the holders of the Convertible Preferred Stock holding two-thirds of the outstanding shares of Convertible Preferred Stock before the Company or the Operating Partnership may merge or consolidate with any other entity or sell all or substantially all of the assets. Also, the terms of the Convertible Preferred Stock require that the Company must obtain the approval of the holders of more than 50% of the outstanding shares of Convertible Preferred Stock before undergoing a change in control (as defined in the Charter). Additionally, the Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% percent in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of Common Stock and limit the opportunity for stockholders to receive a premium for their shares of Common Stock.

   In addition, the Maryland General Corporations Law restricts the voting rights of shares deemed to be "control shares." Under the Maryland General Corporations Law, "control shares" are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt the Company from the control share provisions of the Maryland General Corporations Law, the provisions of the Bylaws may be amended or eliminated by the Board of Directors at any time in the future, provided that it obtains the approval of the holders of two-thirds of the outstanding shares of the Convertible Preferred Stock. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporations Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporations Law could delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the stock or otherwise be in the best interests of its stockholders.

 Bond Compliance Requirements May Limit Income From Certain Properties

   At December 31, 1998, the Company had approximately $58.8 million of tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Meadowood Apartments and Camarillo Oaks Apartments. The tax-exempt financing subjects these Properties to certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code of 1986, as amended, and its related regulations impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Internal Revenue Code of 1986, as amended, also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if the Company is required to lower rental rates to attract residents who satisfy the median income test. If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

 Adverse Effect To Property Income And Value Due To General Real Estate
  Investment Risks

   Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the Properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and ability to make distributions to stockholders will be adversely affected. The performance of the economy in each of the areas in which the Properties are located affects occupancy, market rental rates and expenses. Consequently, the income from the Properties and their underlying values may be impacted. The financial results of major local employers may have an impact on the cash flow and value of certain of the Properties as well.

   Income from the Properties may be further adversely affected by, among other things, the following factors:

  .  the general economic climate;

  . local economic conditions in which the Properties are located, such as oversupply of space or a reduction in demand for rental space;

  .  the attractiveness of the Properties to tenants;

  .  competition from other available space;

  .  the Company's ability to provide for adequate maintenance and insurance;

  .  increased operating expenses.

   Also, as leases on the Properties expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values may also be adversely affected by such factors as applicable laws

(e.g., the Americans With Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing. In addition, real estate investments are relatively illiquid and, therefore, the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions may be adversely affected.

 Joint Ventures And Joint Ownership Of Properties And Partial Interests In
  Corporations And Limited Partnerships Could Limit the Company's Ability To Control Such Properties And Partial Interests

   Instead of purchasing properties directly, the Company has invested and may continue to invest as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company's business interests or goals, or be in a position to take action contrary to the Company's instructions or requests, or to Company policies or objectives. Consequently, a co-venturer's actions might subject property owned by the joint venture to additional risk. Although the Company seeks to maintain sufficient control of any joint venture to achieve its objectives, the Company may be unable to take action without the Company's joint venture partners' approval, or joint venture partners could take actions binding on the joint venture without consent. Additionally, should a joint venture partner become bankrupt, the Company could become liable for such partner's share of joint venture liabilities.

   From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships or other entities that have been formed for the purpose of acquiring, developing or managing real property. In certain circumstances, the Operating Partnership's interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership's ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership's objectives. In addition, the Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity.

 Investments In Mortgages

   The Company may invest in mortgages, in part as a strategy for ultimately acquiring the underlying property. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. The Company anticipates that such investment in mortgage receivables will not in the aggregate be significant. In general, investments in mortgages include the following risks:

  .  that the value of mortgaged property may be less than the amounts owed;

  . that interest rates payable on the mortgages may be lower than the Company's cost of funds; and

  . in the case of junior mortgages, that foreclosure of a senior mortgage would eliminate the junior mortgage.

   If any of the above were to occur, cash flows from operations and the Company's ability to make expected dividends to stockholders could be adversely affected.

 Possible Environmental Liabilities

   Under various federal, state and local laws, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of these substances, or the failure to properly clean them up, may adversely affect the owner's or operator's ability to sell or rent the property. It may also limit the ability to borrow money using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or clean-up of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injuries associated with asbestos-containing materials. Therefore, in connection with the ownership, operation, financing, management and development of real properties, the Company may be potentially liable for removal or clean-up costs, as well as certain other costs. The Company may also be subject to governmental fines and costs related to injuries to persons and property.

 General Uninsured Losses

   The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Company does not have insurance. Further, certain of the Properties are located in areas that are subject to earthquake activity. Although the Company has obtained certain limited earthquake insurance coverage, should a Property sustain damage as a result of an earthquake, the Company may sustain losses due to insurance deductibles, co-payments on insured losses or uninsured losses.

 Changes In Real Estate Tax And Other Laws

   Generally the Company does not directly pass through costs resulting from changes in real estate tax laws to residential property tenants. The Company also does not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated expenditures, which would adversely affect the funds from operations and the ability to make distributions to stockholders.

 Changes In Financing Policy; No Limitation On Debt

   The Company has adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt- to-total-market-capitalization is as follows:

       total property indebtedness
   ____________________________________ = debt-to-total-market-capitalization total property indebtedness + total equity market capitalization

   As used in the above formula, total market capitalization is equal to the aggregate market value of the outstanding shares of Common Stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of Common Stock and the conversion of all shares of Convertible Preferred Stock into shares of Common Stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), the Company's debt-to-total-market-capitalization ratio was approximately 33.7% as of December 31, 1998.

   The Company's organizational documents and the organizational documents of the Operating Partnership do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, the Board of Directors could change current policies and the policies of the Operating Partnership regarding indebtedness. If these policies were changed, the Company and the Operating Partnership could incur more debt, resulting in an increased risk of default on the Company obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect the financial condition and results of operations of the Company. Such increased debt could exceed the underlying value of the Properties.

 Failure To Qualify As A Real Estate Investment Trust

   The Company has operated as a qualified real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. Although the Company believes that it has operated in a manner which satisfies the real estate investment trust qualification requirements, no assurance can be given that the Company will continue to do so. A real estate investment trust is generally not taxed on its net income distributed to its stockholders. It is required to distribute at least 95% of its taxable income to maintain qualification as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under the highly technical and complex Internal Revenue Code of 1986, as amended, provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the Company's control.

   If the Company fails to qualify as a real estate investment trust in any taxable year, it would generally be subject to federal and state income tax (including any applicable alternative minimum tax) at corporate rates on its taxable income for such year. Moreover, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a real estate investment trust for the four taxable years following the year of disqualification. This treatment would reduce net earnings available for investment or distribution to stockholders because of the additional tax liability for the years involved. In addition, distributions would no longer be required to be made.

Other Matters

 Certain Policies of the Company

   The Company intends to continue to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company has in the past four years and may in the future (i) issue securities senior to its Common Stock, (ii) fund acquisition activities with borrowings under its line of credit and (iii) offer shares of Common Stock and/or units of limited partnership interest in the Operating Partnership as partial consideration for property acquisitions. The Company from time to time acquires partnership interests in partnerships, either directly or indirectly through subsidiaries of the Company, when such partnership's underlying assets are real estate. In general, the Company does not (i) underwrite securities of other issuers or (ii) actively trade in loans or other investments.

   The Company primarily invests in multifamily properties in the Southern California area, San Francisco Bay Area, Seattle metropolitan area and the Portland, Oregon metropolitan area. The Company currently intends to continue to invest in multifamily properties in such regions, but may change such policy without a vote of the stockholders.

   The policies discussed above may be reviewed and modified from time to time by the Board of Directors without the vote of the stockholders.

Item 2. Properties

Portfolio Overview

   The Company's property portfolio (including partial ownership interests) consists of the following 63 Properties: 58 multifamily residential Properties containing 12,267 apartment units, two office buildings, one of which houses the Company's headquarters, with approximately 62,000 square feet and three retail properties with approximately 236,000 square feet. The Properties are located in Northern California (the San Francisco bay area), Southern California and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Company's multifamily Properties accounted for approximately 97% of the Company's revenues for the year ended December 31, 1998. The 58 multifamily residential Properties had an average occupancy rate (based on "Financial Occupancy", which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) during the year ended December 31, 1998 of approximately 96%. As of December 31, 1998, the two office buildings had an occupancy rate (based on leased and occupied square footage) of 100% and the three retail centers had an occupancy rate of 98%. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on Financial Occupancy. With respect to commercial properties or properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on "Physical Occupancy" which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage.

   For the year ended December 31, 1998, none of the Company's Properties had book values equal to 10% or more of total assets of the Company or gross revenues equal to 10% or more of aggregate gross revenues of the Company.

Multifamily Residential Properties

   These Properties are generally suburban garden apartments and townhomes comprising multiple clusters of two- and three-story buildings situated on three to fifteen acres of land. The multifamily properties have on average 211 units, with a mix of studio, one-, two- and some three-bedroom units. A wide variety of amenities are available at each apartment community, including swimming pools, clubhouses, covered parking, and cable television. Many Properties offer additional amenities, such as fitness centers, volleyball and playground areas, tennis courts and wood-burning fireplaces.

   Most of the multifamily Properties are designed for and marketed to people in white-collar or technical professions. The Company selects, trains and supervises a full team of on-site service and maintenance personnel. The Company believes that its customer-service approach enhances its ability to retain tenants and that its multifamily Properties were built well and have been maintained well since acquisition.

Office Buildings

   The Company's corporate headquarters are located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Company acquired this property in 1997 and relocated its corporate headquarters to approximately 15,400 square feet of this building in March 1998. The remaining 2,000 square feet is leased to an unrelated third party tenant.

   The Company also owns a prepaid ground leasehold interest in its office building at 777 California Avenue in the Stanford Research Park in Palo Alto, California. This building has approximately 45,000 rentable square feet of space and is a multi-tenant, one-story office building. The Marcus & Millichap Company (an affiliate of Mr. Marcus, the Company's chairman) occupies approximately 23,000 square feet and the remaining two tenants occupy approximately 22,000 square feet. The ground lease for this building is prepaid until its expiration in 2054, and, unless the lease is extended, the land, together with all improvements thereon, will revert to the owner in 2054.

   The following tables describe the Company's Properties as of December 31, 1998. The first table describes the Company's multifamily residential Properties and the second table describes the Company's Commercial Properties.

                                                       Rentable
Multifamily Residential                                 Square   Year    Year
Properties (1)                  Location       Units   Footage   Built Acquired Occupancy(2)
-----------------------         --------       ------ ---------- ----- -------- ------------
Northern California
Bristol Commons(3)......  Sunnyvale, CA           188    142,668 1989    1995        98%
Eastridge...............  San Ramon, CA           188    174,104 1988    1996        97%
Foothill Gardens........  San Ramon, CA           132    155,100 1985    1997        96%
Marina Cove(4)..........  Santa Clara, CA         292    250,294 1974    1994        98%
Oak Pointe..............  Sunnyvale, CA           390    294,180 1973    1988        98%
Plumtree................  Santa Clara, CA         140    113,260 1975    1994        97%
The Shores(3)...........  San Ramon, CA           348    275,888 1988    1995        97%
Stevenson Place.........  Fremont, CA             200    146,296 1971    1982        95%
Summerhill Commons......  Newark, CA              184    139,012 1987    1987        97%
Summerhill Park.........  Sunnyvale, CA           100     78,584 1988    1988        97%
Treetops(3).............  Fremont, CA             172    131,270 1978    1996        98%
Twin Creeks.............  San Ramon, CA            44     51,700 1985    1997        96%
Westwood(3).............  Cupertino, CA           116    135,288 1963    1998        92%
Wimbledon Woods.........  Hayward, CA             560    462,400 1975    1998        97%
Windsor Ridge...........  Sunnyvale, CA           216    161,892 1989    1989        96%
                                               ------ ----------                    ---
                                                3,270  2,711,936                     97%

Pacific Northwest
Seattle, Washington
 Metropolitan Area
Anchor Village(5).......  Mukilteo, WA            301    245,928 1981    1997        94%
Bridle Trails(3)........  Kirkland, WA             92     73,448 1986    1997        98%
Brighton Ridge..........  Renton, WA              264    201,300 1986    1996        94%
Castle Creek............  Newcastle, WA           216    191,935 1997    1997        92%(11)
Emerald Ridge...........  Bellevue, WA            180    144,036 1987    1994        98%
Evergreen Heights.......  Kirkland, WA            200    188,340 1990    1997        95%
Foothill Commons(3).....  Bellevue, WA            360    288,317 1978    1990        95%
Inglenook Court.........  Bothell, WA             224    183,624 1985    1994        96%
Laurels at Mill Creek...  Mill Creek, WA          164    134,360 1981    1996        96%
Maple Leaf(3)...........  Seattle, WA              48     35,584 1986    1997        96%
The Palisades (3).......  Bellevue, WA            192    159,792 1977    1990        97%
Sammamish View..........  Bellevue, WA            153    133,590 1986    1994        96%
Spring Lake(3)..........  Seattle, WA              69     42,325 1986    1997        97%
Stonehedge Village(3)...  Bothell, WA             196    214,872 1986    1997        91%
Wandering Creek.........  Kent, WA                156    124,366 1986    1995        92%
Wharfside Pointe........  Seattle, WA             142    119,290 1990    1994        97%
Woodland Commons(3).....  Bellevue, WA            236    172,316 1978    1990        95%

Pacific Northwest
Portland, Oregon
 Metropolitan Area
Jackson School
 Village(8).............  Hillsboro, OR           200    196,896 1996    1996        84%
Landmark................  Hillsboro, OR           285    282,934 1990    1996        93%
Meadows at Cascade
 Park...................  Vancouver, WA           198    199,377 1989    1997        91%
Village at Cascade
 Park...................  Vancouver, WA           192    178,144 1989    1997        88%
                                               ------ ----------                    ---
                                                4,068  3,510,774                     94%

Southern California
The Bluffs II(6)........  San Diego, CA           224    126,744 1974    1997        98%
Bunker Hill(3)..........  Los Angeles, CA         456    346,672 1968    1998        97%
Camarillo Oaks(3).......  Camarillo, CA           564    459,072 1985    1996        97%
Casa del Mar............  Pasadena, CA             96     61,308 1972    1997        97%
Casa Mango(6)...........  Del Mar, CA              96     88,112 1981    1997        97%
Cochran Apartments......  Los Angeles, CA          58     51,468 1989    1998        96%
Highridge(5)............  Rancho Palos, CA        255    290,250 1972    1997        95%
Huntington Breakers(3)..  Huntington Beach, CA    342    241,763 1984    1997        97%
Kings Road..............  Los Angeles, CA         196    132,112 1979    1997        97%
Meadowood(3)............  Simi Valley, CA         320    264,568 1986    1996        97%
Mirabella...............  Newbury Park, CA        608    521,968 1973    1998        92%
Park Place..............  Los Angeles, CA          60     48,000 1988    1997        96%
Pathways(7).............  Long Beach, CA          296    197,720 1975    1991        96%
Riverfront(6)...........  San Diego, CA           229    231,006 1990    1997        97%
Tara Village............  Tarzana, CA             168    173,600 1972    1997        97%
Trabuco Villas..........  Lake Forest, CA         132    131,032 1985    1997        96%
Villa Rio Vista.........  Anaheim, CA             286    242,410 1968    1985        94%
Villa Scandia...........  Ventura, CA             118     71,160 1971    1997        97%
Village Apartments......  Oxnard, CA              122    122,120 1974    1997        98%
Wilshire Promenade......  Fullerton, CA           128    108,470 1992    1997        97%
Windsor Court...........  Los Angeles, CA          58     46,600 1988    1997        96%
Windsor Terrace.........  Pasadena, CA            117     74,475 1972    1997        97%
                                               ------ ----------                    ---
                                                4,929  4,030,630                     96%
                                               ------ ----------                    ---
Total/Weighted Average..                       12,267 10,253,340                     96%
                                               ====== ==========

                                        Number  Rentable
                                          of     Square  Year        Year
 Property Name(1)           Location    Tenants Footage  Built     Acquired Occupancy(2)
 ----------------           --------    ------- -------- -----     -------- ------------
Office Buildings
777 California
 Avenue(9)..............  Palo Alto, CA     3    44,827  1988(10)    1986       100%
925 East Meadow Drive...  Palo Alto, CA     2    17,404  1984        1997       100%
                                          ---   -------                         ---
    Total Office
     Buildings..........                    5    62,231                         100%

Shopping Centers
Canby Square(5).........      Canby, OR    17   102,403  1976        1990        96%
Powell Villa Center(5)..   Portland, OR    14    63,645  1959        1990        98%
Garrison Square(5)......  Vancouver, WA     8    69,790  1962        1990       100%
                                          ---   -------                         ---
    Total Shopping
     Centers............                   39   235,838                          98%
                                          ---   -------

                                           44   298,069
                                          ===   =======

--------
 (1) Unless otherwise specified, the Company has a 100% ownership interest in each Property.

 (2) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 1998; for the Commercial Properties, occupancy rates are based on Physical Occupancy as of December 31, 1998.

 (3) This Property is owned by a single asset limited partnership in which the Company has a minimum 99.0% limited partnership interest.

 (4) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

 (5) The Company has a 1.0% limited partnership interest in this property.

 (6) The Company has an 84.0% limited partnership interest in this property.

 (7) The Company has a 69.3% ownership interest in this property

 (8) The Company has a 49.9% ownership interest in this property.

 (9) The Company owns a ground leasehold interest in the building and the land on which the building is located. The ground lease is prepaid until its expiration in 2054, and, unless the lease is extended, the land, together with all improvements thereon, will revert to the owner in 2054.

(10) Represents a major renovation completion date.

(11) This property was in lease-up during the first three quarters of 1998. Occupancy rate represents Financial Occupancy for the property for the fourth quarter of 1998.

Item 3. Legal Proceedings

   Neither the Company nor any of the Properties is presently subject to any material litigation nor, to the Company's knowledge, is there any material litigation threatened against the Company or the Properties. The Properties are subject to certain routine litigation and administrative proceedings arising in the ordinary course of business, which, taken together, are not expected to have a material adverse impact on the Company's financial position results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

   During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

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

Market Information

   The Company's common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

      Quarter Ended                                       High     Low    Close
      -------------                                      ------- ------- -------
     December 31, 1998.................................. $31.750 $28.500 $29.750
     September 30, 1998................................. $33.500 $26.940 $31.000
     June 30, 1998...................................... $34.500 $30.190 $31.000
     March 31, 1998..................................... $34.940 $33.250 $34.310
     December 31, 1997.................................. $37.500 $32.812 $35.000
     September 30, 1997................................. $35.062 $30.500 $34.812
     June 30, 1997...................................... $32.375 $27.625 $32.125
     March 31, 1997..................................... $30.875 $28.500 $29.875

   The closing price as of March 25, 1999 was $27.00.

Holders

   The approximate number of holders of record of the shares of the Company's common stock was 16,742,616 as of March 25, 1999. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

Return of Capital

   Under provisions of the Internal Revenue Code of 1986, as amended, the portion of cash dividend that exceeds earnings and profits is a return of capital. The return of capital is generated due to the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits. The status of the cash dividends distributed for the years ended December 31, 1998, 1997 and 1996 for tax purposes is as follows:

                                                          1998    1997    1996
                                                         ------  ------  ------
     Taxable portion....................................  85.00% 100.00%  58.00%
     Return of capital..................................  15.00%   0.00%  42.00%
                                                         ------  ------  ------
                                                         100.00% 100.00% 100.00%
                                                         ======  ======  ======

   The most significant factor that caused the reduction of the 1997 return of capital percentage over 1996 was that in 1997 the Company's earnings grew at a greater rate than the growth rate of its dividend payments. The most significant factor that caused an increase in the 1998 return of capital percentage over 1997 was that in 1998 the Company incurred a loss on the early extinguishment of debt of $4,718,000 compared to $361,000 in 1997.

Dividends and Distributions

   Since its initial public offering, the Company has paid regular quarterly dividends to its stockholders. From inception, the Company paid the following dividends per share of common stock:

     Quarter Ended                        1994    1995    1996    1997    1998
     -------------                       ------- ------- ------- ------- -------
       3/31.............................     N/A $0.4175 $0.4250 $0.4350 $0.4500
       6/30............................. $0.0800 $0.4175 $0.4250 $0.4350 $0.5000
       9/30............................. $0.4175 $0.4250 $0.4350 $0.4500 $0.5000
      12/31............................. $0.4175 $0.4250 $0.4350 $0.4500 $0.5000

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

Dividend Reinvestment and Share Purchase Plan

   The Company has adopted a dividend reinvestment and share purchase plan designed to provide holders of Common Stock with a convenient and economical means to reinvest all or a portion of their cash dividends in shares of Common Stock and to acquire additional shares of Common Stock through voluntary purchases. Boston EquiServe, which serves as the Company's transfer agent, administers the dividend reinvestment and share purchase plan. For a copy of the plan, contact Boston EquiServe at (800) 945-8245.

Stockholder Rights Plan

   The Company's Board recently authorized the adoption of a stockholder rights plan designed to enhance the ability of all of the Company's Stockholders to realize the long-term value of their investment. The rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company's stockholders.

   On October 13, 1998, the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.0001 per share, of the Company, at a price of $99.13 per one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of November 11, 1998, between the Company and BankBoston, N.A. as Rights Agent.

Recent Sales of Unregistered Securities

   In January 1998, Essex Management Corporation, a California corporation ("EMC") and an affiliate of the Company, as general partner, and Essex Portfolio, L.P., a California limited partnership (the "Operating Partnership", as to which the Company is the general partner), as special limited partner, entered into (a) a First Amended and Restated Agreement of Limited Partnership of Western-Las Hadas Investors, and (b) a Second Amended and Restated Agreement of Limited Partnership of Western-Seven Trees Investors (collectively, the "Las Hadas Partnerships") pursuant to which the existing Las Hadas Partnerships were reorganized for the purpose of acquiring the properties owned by the Las Hadas Partnerships. In connection with the reorganization, 268,631 units of limited partnership interest ("Units") in the Las Hadas Partnerships were issued to the existing partners of the Las Hadas Partnerships, all of whom the Company believes qualify as accredited investors, pursuant to an exemption from registration provided in Regulation D under the Securities Act. Under the terms of the agreements of limited partnership of these Partnerships, holders of Units have the right to require the applicable partnership to redeem their Units for cash, subject to certain conditions. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of unregistered shares of the Company's Common Stock to the holders of the Units in satisfaction of the applicable Partnership's obligation to redeem the units for cash, upon which delivery, the holders will have certain rights to require the Company to register the shares of Common Stock pursuant to the Securities Act.

   In February and April 1998, the Operating Partnership sold 1,200,000 and 400,000, respectively, of its 7.875% Series B Preferred Limited Partnership Units (the "Series B Preferred Units"), to an institutional investor in return for a total contribution to the Operating Partnership of $80 million. The Series B Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time for shares of the Company's 7.875% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share (the
"Series B Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series B Preferred Stock will have certain rights to cause the Company to register such shares of Series B Preferred Stock. The Series B Preferred Units were issued by the Operating Partnership in a privately negotiated transaction to an accredited, institutional investor in reliance on the exemption provided by Section 4(2) of the Securities Act. In November 1998, the Operating Partnership sold 500,000 units of its 9.125% Series C Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit for a contribution of $25 million. The Operating Partnership utilized the net proceeds from these sales to reduce the Company's outstanding lines of credit balances.

Item 6. Summary Financial and Operating Data

   The following tables set forth summary financial and operating information
(i) for the Company from June 13, 1994 (completion of the Company's IPO) through December 31, 1998, and (ii) on a pro forma basis for the Company for the year ended December 31, 1994. The unaudited pro forma financial and operating information for the year ended December 31, 1994 is based on the ownership and operation of the 23 properties owned at the time of the Company's initial public offering (the "IPO") (including the properties acquired as of the IPO) combined with the financial and operating information of EPC and is presented as if the following had occurred on January 1, 1994:
(i) the IPO was completed, (ii) the Company qualified as a REIT, (iii) the Company used the net proceeds from the IPO and the debt incurred in connection with the IPO to fund a series of asset acquisitions and mortgage repayments in connection with the IPO, and (iv) Essex Management Corporation ("EMC") was formed and certain property and asset management contracts were assigned to EMC (such pro forma adjustments, the "IPO Pro Forma Adjustments").

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

                                                                      June 13,  Pro forma  Jan. 1
                          Year ended Year ended Year ended Year ended  1994-    Year ended  1994-
                           Dec. 31,   Dec. 31,   Dec. 31,   Dec. 31,  Dec. 31,   Dec. 31,  June 12
                             1998       1997       1996       1995      1994     1994(1)    1994
                          ---------- ---------- ---------- ---------- --------  ---------- -------
                                     (Dollars in thousands, except per share amounts)
OPERATING DATA:
Revenues
 Rental.................   $119,397   $79,936    $47,780    $41,640   $19,499    $34,154   $12,742
 Other property
  income................      2,645     1,464        756        702       376        633     1,794
 Interest and other
  income................      3,217     3,169      2,157      1,598       538      1,206       275
                           --------   -------    -------    -------   -------    -------   -------
   Total revenues.......    125,259    84,569     50,693     43,940    20,413     35,993    14,811
Expenses
 Property operating
  expenses..............     37,933    25,826     15,505     13,604     6,452     11,414     4,267
 Depreciation and
  amortization..........     21,948    13,992      8,855      8,007     4,030      7,047     2,598
 Amortization of
  deferred financing
  costs.................        718       509        639      1,355       773      1,407        96
 General and
  administrative........      3,765     2,413      1,717      1,527       457        804       306
 Property and asset
  management............        --        --         --         --        --         --        974
 Other expenses.........        930       138         42        288       --         --        314
 Interest...............     19,374    12,659     11,442     10,928     4,304      7,086     5,924
                           --------   -------    -------    -------   -------    -------   -------
   Total expenses.......     84,668    55,537     38,200     35,709    16,016     27,758    14,479
                           --------   -------    -------    -------   -------    -------   -------
 Income before gain on
  sales, minority
  interests, provision
  for income taxes and
  extraordinary item....     40,591    29,032     12,493      8,231     4,397      8,235       332
 Gain on sales of real
  estate................          9     5,114      2,477      6,013
 Minority interests.....     (9,554)   (4,469)    (2,648)    (3,486)   (1,131)    (1,938)       87
 Provision for income
  taxes.................        --        --         --         --        --         --       (267)
 Extraordinary item--
  loss on early
  extinguishment of
  debt..................     (4,718)     (361)    (3,441)      (154)      --         --        --
                           --------   -------    -------    -------   -------    -------   -------
Net Income..............   $ 26,328   $29,316    $ 8,881    $10,604   $ 3,266    $ 6,297   $   152
                           ========   =======    =======    =======   =======    =======   =======
Net income per share--
 diluted(2).............   $   1.36   $  1.92    $  1.12    $  1.69   $  0.52    $  1.00   $   --
                           ========   =======    =======    =======   =======    =======   =======
 Weighted average
  common stock
  outstanding--diluted
  (in thousands)........     16,809    15,285      7,348      6,275     6,275      6,275       --
Cash dividend per common
 share..................   $   1.95   $  1.77    $  1.72    $  1.69   $  0.92    $   --    $   --

                                                As of December 31,
                                   --------------------------------------------
                                     1998     1997     1996     1995     1994
                                   -------- -------- -------- -------- --------
BALANCE SHEET DATA:
Investment in real estate (before
 accumulated depreciation).......  $889,964 $730,987 $393,809 $284,358 $282,344
Net investment in real estate....   875,978  702,716  354,715  244,077  248,232
Real estate under development....    53,213   20,234      --       --       --
Total assets.....................   931,796  738,835  417,174  273,660  269,065
Total property indebtedness......   361,515  276,597  153,205  154,524  150,019
Stockholders' equity.............   389,800  398,915  222,807   84,729   84,699


                                                                      June 13, Pro Forma
                          Year ended Year ended Year ended Year ended  1994-   Year ended
                           Dec. 31,   Dec. 31,   Dec. 31,   Dec. 31,  Dec. 31,  Dec. 31,
                             1998       1997       1996       1995      1994    1994(1)
                          ---------- ---------- ---------- ---------- -------- ----------
OTHER DATA:
Debt service coverage
 ratio(3)...............       4.3x       4.4x      2.9x       2.6x      3.1x      3.4x
Gross operating
 margin(4)..............        68%        68%       68%        67%       67%       67%
Average same-property
 monthly rental rate per
 apartment unit(5)(6)...    $  944     $  852     $ 798      $ 749     $ 715     $ --
Average same-property
 monthly operating
 expenses per apartment
 unit(5)(7).............    $  256     $  257     $ 248      $ 241     $ 234     $ --
Total multifamily units
 (at end of period).....    12,267     10,700     6,624      4,868     4,410     4,410
Multifamily residential
 property
 occupancy rate(8)......        96%        96%       97%        97%       96%       96%
Total properties (at end
 of period).............        63         59        36         30        29        29

--------
(1) The unaudited pro forma financial and operating information for the year ended December 31, 1994 is based on the ownership and operations of the 23 properties owned at the time of the Company's initial public offering (the "IPO") (including the properties acquired as of the IPO) combined with the financial and operating information of EPC and is presented as if the following had occurred on January 1, 1994; (i) the IPO was completed (ii) Essex qualified as a REIT (iii) Essex used the net proceeds from the IPO and debt incurred in connection with the IPO to fund a series of asset acquisitions and mortgage repayments in connection with the IPO and (iv) EMC was formed and certain property and asset management contracts were assigned to it.

(2) Per share amounts are presented only for the periods subsequent to June 13, 1994 and the pro forma 1994 period and are based upon respective amounts divided by the weighted average outstanding shares on the applicable dates.

(3) Debt service coverage ratio represents earnings before interest expense, taxes, depreciation and amortization ("EBITDA") divided by interest expense.

(4) Gross operating margin represents rental revenues less property operating expenses, exclusive of depreciation and amortization divided by rental revenues.

(5) Same-property apartment units are those units that the Company has owned for the entire two years ended as of the end of the period set forth.

(6) Average same-property monthly rental rate per apartment unit represents total scheduled rent for the same-property apartment units for the period (actual rental rates on occupied apartment units plus market rental rates on vacant apartment units) divided by the number of such apartment units and further divided by the number of months in the period.

(7) Average same-property monthly expenses per apartment unit represents total monthly operating expenses, exclusive of depreciation and amortization, for the same-property apartment units for the period divided by the total number of such apartment units and further divided by the number of months in the period.

(8) Occupancy rates are based on Financial Occupancy, (which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rates for the period in question), during the period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is based on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of and for the years ended December 31, 1998, 1997 and 1996. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

   Substantially all the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Essex is the sole general partner of the Operating Partnership and as of December 31, 1998, 1997, and 1996 owned an approximate 89.9%, 89.9% and 86.2% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

General Background

   The Company's revenues are generated primarily from multifamily property operations, which accounted for 97%, 96%, and 96% of the Company's revenues for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's properties ("the Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). Occupancy levels of the multifamily properties in these markets have averaged over 95% for the last five years.

   Essex has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ended December 31, 1994. In order to maintain compliance with REIT tax rules, Essex conducts some of its fee based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). Essex owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of Essex own 100% of EMC's 1,000 shares of common stock.

   Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 48 multifamily residential properties and its headquarters building, of which 11 are located in Northern California, 21 are located in Southern California, 16 are located in the Seattle Metropolitan Area and one is located in the Portland Metropolitan Area. In total, these acquisitions consist of 9,498 units with total capitalized acquisition costs of approximately $716.7 million. As part of its active portfolio management strategy, the Company has sold, since its IPO, six multifamily residential properties (five in Northern California and one in the Pacific Northwest) consisting of a total of 819 units and six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $71.1 million resulting in a net realized gain of approximately $13.6 million and a deferred gain of $5.0 million.

   The Company has committed approximately $204,700,000 relating to eight development projects which are expected to contain an aggregate of 1,578 multifamily units and to be completed during 1999.

   Financial occupancy is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rates and vacant units at market rents. Average financial occupancy rates of the Company's multifamily properties on a same-property basis decreased to 96.2% for the year ended December 31, 1998 from 96.6% for the year ended December 31, 1997. The regional breakdown of financial occupancy on a same-property basis for the years ended December 31, 1998 and 1997 are as follows:

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
     Northern California..............................     96.9%        97.1%
     Southern California..............................     95.8%        95.2%
     Pacific Northwest................................     95.2%        96.4%

   The commercial properties were 100% occupied (based on square footage) as of December 31, 1998 and 1997.

RESULTS OF OPERATIONS

 Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997.

   Total Revenues increased by $40,690,000 or 48.1% to $125,259,000 in 1998 from $84,569,000 in 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties owned by Essex for both 1998 and 1997 ("the Same Store Properties").

                                              YEARS ENDED
                                              DECEMBER 31,
                                 NUMBER OF  ---------------- DOLLAR  PERCENTAGE
                                 PROPERTIES   1998    1997   CHANGE    CHANGE
                                 ---------- -------- ------- ------- ----------
                                                  (DOLLARS IN THOUSANDS)
Property revenues
Same Store Properties
  Northern California..........      11     $ 33,397 $30,627 $ 2,770     9.0%
  Pacific Northwest............      11       21,035  19,510   1,525     7.8
  Southern California..........       3        8,509   8,085     424     5.2
  Commercial...................       1        2,040   1,666     374    22.4
                                    ---     -------- ------- -------   -----
    Total Same Store Property
     revenues..................      26       64,981  59,888   5,093     8.5%
                                    ===
Properties acquired/disposed of
 subsequent to January 1,
 1997..........................               57,061  21,512  35,549   165.3%
                                            -------- ------- -------   -----
    Total property revenues....              122,042  81,400  40,642    49.9
Interest and other income......                3,217   3,169      48     1.5
                                            -------- ------- -------   -----
    Total revenues.............             $125,259 $84,569 $40,690    48.1%
                                            ======== ======= =======   =====

   As set forth in the above table, $35,549,000 of the $40,690,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1997. During this period, Essex acquired interests in 35 properties, (the "Acquisition Properties"), and disposed of two multifamily properties and six retail shopping centers, (the "Disposition Properties").

   Of the increase in total revenues, $5,093,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 8.5% to $64,981,000 in 1998 from $59,888,000 in 1997. The majority of this increase was attributable to the 11 multifamily Same Store Properties located in Northern California, the property revenues of which increased by $2,770,000 or 9.0% to $33,397,000 in 1998 from $30,627,000 in 1997. This $2,770,000 increase is primarily attributable to rental rate increases which were offset in part by a decrease in average financial occupancy to 96.9% in 1998 from 97.1% in 1997. The 11 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to this Same Store Properties revenues increase. The property revenues of these properties increased by $1,525,000 or 7.8% to $21,035,000 in 1998 from $19,510,000 in 1997. This $1,525,000 increase is primarily attributable to rental rate increases, which were offset in part by a decrease in average financial occupancy to 95.2% in 1998 from 96.4% in 1997. The three multifamily Same Store Properties located in Southern California accounted for the next largest contribution to this Same Store Properties revenues increase. The property revenues of these properties increased by $424,000 or 5.2% to $8,509,000 in 1998 from $8,085,000 in 1997.
This $424,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 95.8% in 1998 from 95.2% in 1997.

   The increase in total revenue also included an increase of $48,000 attributable to interest and other income.

   Total Expenses increased by $29,131,000 or approximately 52.5% to $84,668,000 in 1998 from $55,537,000 in 1997. The most significant factor contributing to this increase was the growth in the Company's multifamily portfolio from 29 properties (6,624 units) at January 1, 1997 to 58 properties (12,267 units) at December 31, 1998. Interest expense increased by $6,715,000 or 53.0% to $19,374,000 in 1998 from $12,659,000 in 1997.

Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $12,107,000 or 46.9% to $37,933,000 in 1998 from $25,826,000 in 1997. Of such increase, $12,356,000 is attributable to properties acquired or disposed of subsequent to January 1, 1997 which was offset by a decrease in operating expenses for the Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues was 31.1% for 1998 and 31.7% for 1997. General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $1,352,000 in 1998 from the 1997 amount. This increase is largely due to additional staffing requirements resulting from the growth of the Company. General and administrative expenses as a percentage of total revenues was 3.0% for 1998 and 2.9% for 1997.

   Net income decreased by $2,988,000 to $26,328,000 in 1998 from $29,316,000 in 1997. Net income included an extraordinary loss on early extinguishment of debt of $4,718,000 in 1998 compared to $361,000 in 1997. Net income for 1998 also included a gain on sales of real estate of $9,000 compared with $5,114,000 in 1997. The net effect of these items were offset by the net contribution of the Acquisition Properties and an increase in net operating income from the Same Store Properties, as offset by a decrease in net operating income attributable to the Disposition Properties.

 Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996.

   Total Revenues increased by $33,876,000 or 66.8% to $84,569,000 in 1997 from $50,693,000 in 1996. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that Essex owned for both 1997 and 1996 ("the 1997/1996 Same Store Properties").

                                               YEARS ENDED
                                    NUMBER    DECEMBER 31,
                                      OF     --------------- DOLLAR  PERCENTAGE
                                  PROPERTIES  1997    1996   CHANGE    CHANGE
                                  ---------- ------- ------- ------- ----------
                                                   (DOLLARS IN THOUSANDS)
Property revenues
1997/1996 Same Store Properties
  Northern California...........       7     $19,451 $17,092 $ 2,359    13.8%
  Pacific Northwest.............       9      15,737  14,720   1,017     6.9
  Southern California...........       2       4,929   4,844      85     1.8
  Retail/Commercial.............       4       4,048   4,046       2     0.0
                                     ---     ------- ------- -------   -----
    Total 1997/1996 Same Store
     Property revenues..........      22      44,165  40,702   3,463     8.5%
                                     ===
Properties acquired/disposed of
 subsequent to January 1, 1996..              37,235   7,834  29,401   375.3%
                                             ------- ------- -------   -----
    Total property revenues                   81,400  48,536  32,864    67.7
Interest and other income.......               3,169   2,157   1,012    46.9
                                             ------- ------- -------   -----
    Total revenues .............             $84,569 $50,693 $33,876    66.8%
                                             ======= ======= =======   =====

   As set forth in the above table, $29,401,000 of the $33,876,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1996. During this period, Essex acquired interests in 37 properties, and disposed of three multifamily properties and three retail shopping centers.

   Of the increase in total revenues, $3,463,000 is attributable to the 1997/1996 Same Store Properties. Property revenues from the 1997/1996 Same Store Properties increased by approximately 8.5% to $44,165,000 in 1997 from $40,702,000 in 1996. The majority of this increase was attributable to the seven multifamily 1997/1996 Same Store Properties located in Northern California, the property revenues of which increased by $2,359,000 or 13.8% to $19,451,000 in 1997 from $17,092,000 in 1996. This $2,359,000 increase is primarily
attributable to rental rate increases which were offset by a decrease in average financial occupancy to 97.3% in 1997 from 98.2% in 1996. The nine multifamily 1997/1996 Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to this 1997/1996 Same Store Properties revenues increase. The property revenues of these properties increased by $1,017,000 or 6.9% to $15,737,000 in 1997 from $14,720,000 in
1996. This $1,017,000 increase is attributable to rental rate increases as well as an increase in average financial occupancy to 96.6% for 1997 from 95.6% in 1996.

   The increase in total revenue also included an increase of $1,012,000 attributable to interest and other income. The most significant component of this $1,012,000 increase was an increase in interest income earned on notes receivable balances.

   Total Expenses increased by $17,337,000 or approximately 45.4% to $55,537,000 in 1997 from $38,200,000 in 1996. The most significant factor contributing to this increase was the growth in Essex's multifamily portfolio from 23 properties, (4,868 units) at January 1, 1996 to 54 properties, (10,700 units) at December 31, 1997. Interest expense increased by $1,217,000 or 10.6% to $12,659,000 in 1997 from $11,442,000 in 1996. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $10,321,000 or 66.6% to $25,826,000 in 1997 from $15,505,000 in 1996. Of such increase,
$10,046,000 is attributable to properties acquired or disposed of subsequent to January 1, 1996. Property operating expenses, exclusive of depreciation and amortization as a percentage of property revenues was 31.7% for 1997 and 31.9% for 1996. General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $696,000 in 1997 from the 1996 amount. This increase is largely due to additional staffing requirements resulting from the growth of the Company. General and administrative expenses as a percentage of total revenues was 2.9% for 1997 and 3.4% for 1996.

   Net income increased by $20,435,000 to $29,316,000 in 1997 from $8,881,000 in 1996. The increase in net income was primarily a result of the net contribution of acquisitions and dispositions, the increase in property revenues from the 1997/1996 Same Store Properties, the increase in the gain on sales of real estate of $2,637,000 to $5,114,000 in 1997 from $2,477,000 in
1996 and a reduction in extraordinary loss on early extinguishment of debt of $3,080,000 to $361,000 in 1997 from $3,441,000 in 1996.

Liquidity and Capital Resources

   At December 31, 1998, the Company had $2,548,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. Essex has credit facilities in the committed amount of approximately $110,000,000 of which $10,000,000 will expire in March 1999 if not renewed. At December 31, 1998 the Company had $35,693,000 outstanding on its lines of credit, with interest rates ranging from 6.4% to 8.5% throughout the year. The Company expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) by using working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet long-term liquidity requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

   The Company's total cash balances decreased $1,734,000 from $4,282,000 as of December 31, 1997 to $2,548,000 as of December 31, 1998. The Company generated $59,034,000 in cash from operations, used $179,901,000 of cash in investing activities and obtained $119,133,000 of cash from financing activities. Of the

$179,901,000 net cash used in investing activities, $163,019,000 was used to purchase and upgrade rental properties, $33,256,000 was used to fund real estate under development and $9,439,000 was used to fund the Company's restricted cash; these expenditures were offset by $26,354,000 of proceeds received from the disposition of one multifamily and three retail properties. The $119,133,000 net cash provided by financing activities was primarily a result of $349,540,000 of proceeds from mortgages and other notes payable and lines of credit, $102,150,000 net proceeds from preferred units sales, as offset by $283,065,000 of repayments of mortgages and other notes payable and lines of credit, and $43,212,000 of dividends/distributions paid.

   As of December 31, 1998, Essex's outstanding debt was $361,515,000. Such indebtedness consisted of $267,002,000 in fixed rate debt, $35,693,000 of variable rate debt and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

   As of December 31, 1998, 33 of the Company's 58 majority-owned properties were encumbered by debt. The agreements underlying these encumbrances contain customary restrictive covenants which the Company believes do not have a material adverse effect on its operations. As of December 31, 1998, the Company is in compliance with such covenants. Also, of the Company's 33 properties encumbered by debt, 18 are secured by deeds of trust relating solely to those properties. With respect to the remaining 15 properties, three cross-collateralized mortgages are secured by eight properties, three properties, and three properties, respectively. The Company's $10 million line of credit is secured by one property.

   Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the asset and are not related to preparing a multifamily property unit to be rented to a tenant. For the year ended December 31, 1998, non-revenue generating capital expenditures totaled approximately $3,498,000 or an annualized $311 per weighted average occupancy unit. The Company expects to incur approximately $315 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1999. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties renovations and improvements which are expected to generate additional revenues, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1999 and/or the funding thereof will not be significantly different than the Company's current expectations.

   The Company is developing eight multifamily residential projects, which are anticipated to combine an aggregate of 1,578 multifamily units. The Company expects that such projects will be substantially completed during 1999. Such projects involve certain risks inherent in real estate development. As of December 31, 1998, the Company's remaining commitment is approximately $95,130,000 relating to these projects. The Company expects to fund such commitments with a combination of its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

   The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

   In February 1998 and April 1998, Essex Portfolio, L.P. (the "Operating Partnership") sold 1,200,000 and 400,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units ("Perpetual Preferred Units"), respectively, to an institutional investor in a private placement at a price of $50.00 per unit. The net proceeds from this offering were $58,275,000 and $19,500,000, respectively. Such units are convertible into non-voting preferred stock of the Company after ten years from the completion of the sale or earlier under certain circumstances. The Operating Partnership utilized the proceeds of this transaction to fund the Company's acquisition of multifamily properties, to reduce outstanding indebtedness and for general corporate purposes.

   In the second quarter of 1998, the Company and the Operating Partnership filed a registration statement (the "1998 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to register $300,000,000 of equity securities of the Company and $250,000,000 of debt securities of the Operating Partnership. The 1998 Shelf Registration Statement was declared effective by the SEC in July 1998. Prior to the filing of the 1998 Shelf Registration Statement, Essex had approximately $42,000,000 of capacity remaining on a previously filed registration statement that registered equity securities of the Company. Thus, combined with the prior Shelf Registration Statement and the 1998 Shelf Registration Statement, the Company has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

   In November 1998, the Operating Partnership sold 500,000 units of its 9.125% Series C Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from this placement were $24,375,000. The Operating Partnership utilized the net proceeds from this placement to reduce balances on the Company's outstanding lines of credit.

   At December 31, 1998 the Company has outstanding 1,600,000 shares of 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") which was sold to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively "Tiger/Westbrook"). In January 1999, Tiger/Westbrook exercised its option to convert 87,500 shares of the Convertible Preferred Stock into 100,000 shares of common stock. The Company has filed a registration statement covering Tiger/Westbrook's resale of such 100,000 shares of common stock and the registration statement was declared effective by the Securities and Exchange Commission in December 1998.

Year 2000 Compliance

   The Company's State of Readiness. The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contains source code that are unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Company currently believes that its "Year 2000" issues are limited to information technology ("IT") systems (i.e., software programs and computer operating systems). There are no significant non-IT systems (i.e., devices used to control, monitor or assist the operation of equipment and machinery), the failure of which would have a material effect on the Company's operations. The Company has also completed its assessment of the Year 2000 compliance issues presented by its IT systems.

   Employing a team made up of internal personnel, the Company has completed its identification of IT systems that are not yet Year 2000 compliant and has commenced modification or replacement of such systems as necessary, which is expected to be completed by the fourth quarter of 1999. The Company has communicated with third parties with whom it does significant business, such as financial institutions and vendors to determine their readiness for Year 2000 compliance. Based on position statements received by the Company, it appears that the Year 2000 compliance effort being made by third parties with which the Company does significant business is sufficient to avoid a material adverse impact on the Company's liquidity or ongoing results of operations. However, no assurance can be given regarding the cost of their failure to comply. The Company is in the process of developing contingency plans should third parties with which the Company does significant business fail to be Year 2000 compliant.

   Costs of Addressing the Company's Year 2000 issues. Given the information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. As of December 31, 1998, no compliance costs have been incurred by the Company. The costs of any future assessment and remediation will be paid out of the Company's general and administrative expenses.

   Risks of the Company's Year 2000 issues. In light of the Company's assessment and remediation efforts to date, and the planned, normal course-of-business upgrades planned by the Company and its vendors, management believes that any residual Year 2000 risk is limited to non-critical business applications and support hardware. No assurance can be given, however, that all of the Company's systems will be year 2000 compliant or that compliance will not have a material adverse effect on the Company's future liquidity or results of operations or ability to service debt.

FUNDS FROM OPERATIONS

   Industry analysts generally consider Funds from Operations ("Funds from Operations") an appropriate measure of performance of an equity REIT. Generally, Funds from Operations adjusts the net income of equity REITS for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles
(GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth Essex's calculation of Funds from Operations for 1998, 1997 and 1996.

                           FOR THE
                            YEAR                   FOR THE QUARTER ENDED
                            ENDED     --------------------------------------------------
                          12/31/98     12/31/98      9/30/98      6/30/98      3/31/98
                          --------    -----------  -----------  -----------  -----------
Income before gain on
 sale of real estate,
 minority interests and
 extraordinary item..... $40,591,000  $10,933,000  $ 9,998,000  $10,005,000  $ 9,655,000
Adjustments:
  Depreciation and
   amortization.........  21,948,000    6,072,000    5,575,000    5,632,000    4,669,000
  Adjustments for
   unconsolidated joint
   ventures.............   1,393,000      366,000      365,000      366,000      296,000
  Non-recurring items:
    Provision for
     litigation loss....     930,000          --       930,000          --           --
Minority interests(1)...  (6,367,000)  (2,014,000)  (1,754,000)  (1,692,000)    (907,000)
                         -----------  -----------  -----------  -----------  -----------
Funds from Operations... $58,495,000  $15,357,000  $15,114,000  $14,311,000  $13,713,000
                         ===========  ===========  ===========  ===========  ===========
Weighted average number
 shares outstanding
 diluted(1).............  20,510,988   20,522,910   20,523,466   20,549,875   20,550,845

                           FOR THE                FOR THE QUARTER ENDED
                         YEAR ENDED   -------------------------------------------------
                          12/31/97     12/31/97      9/30/97      6/30/97     3/31/97
                         ----------   -----------  -----------  -----------  ----------
Income before gain on
 sale of real estate,
 minority interests and
 extraordinary item..... $29,032,000  $ 8,483,000  $ 7,899,000  $ 6,907,000  $5,743,000
Adjustments:
  Depreciation and
   amortization.........  13,992,000    4,129,000    3,555,000    3,220,000   3,088,000
  Adjustments for
   unconsolidated joint
   ventures.............     941,000      251,000      242,000      448,000         --
  Non-recurring items:
    Loss from hedge
     termination........     138,000      138,000          --           --          --
Minority interests(1)...    (603,000)    (162,000)    (161,000)    (142,000)   (138,000)
                         -----------  -----------  -----------  -----------  ----------
Funds from operations... $43,500,000  $12,839,000  $11,535,000  $10,433,000  $8,693,000
                         ===========  ===========  ===========  ===========  ==========
Weighted average number
 shares outstanding
 diluted(1).............  17,152,990   19,435,950   17,860,753   16,624,396  14,557,019
                           FOR THE                FOR THE QUARTER ENDED
                         YEAR ENDED   -------------------------------------------------
                          12/31/96     12/31/96      9/30/96      6/30/96     3/31/96
                         -----------  -----------  -----------  -----------  ----------
Income before gain on
 sale of real estate,
 minority interests and
 extraordinary item..... $12,493,000  $ 4,550,000  $ 3,305,000  $ 2,440,000  $2,198,000
Adjustments:
  Depreciation and
   amortization.........   8,855,000    2,342,000    2,276,000    2,047,000   2,190,000
  Adjustments for
   unconsolidated joint
   ventures.............     508,000      129,000      130,000      130,000     119,000
  Non-recurring items:
    Loss from hedge
     termination........      42,000          --         3,000       18,000      21,000
Minority interests(1)...    (560,000)    (144,000)    (144,000)    (132,000)   (140,000)
                         -----------  -----------  -----------  -----------  ----------
Funds from operations... $21,338,000  $ 6,877,000  $ 5,570,000  $ 4,503,000  $4,388,000
                         ===========  ===========  ===========  ===========  ==========
Weighted average number
 shares outstanding
 diluted(1).............   9,533,269   11,942,857    9,878,075    8,130,000   8,130,000

--------
(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership into shares of Essex's common stock. Minority interests have been adjusted to reflect such conversion. Also assumes conversion of shares of convertible preferred stock into shares of Essex's common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

   The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Management of the Company believes that principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of December 31, 1998 as interest rates are consistent with yields currently available to the Company for similar instruments.

                          FOR THE YEAR ENDED DECEMBER 31
                         -------------------------------------
                          1999    2000   2001    2002    2003   THEREAFTER    TOTAL
                         ------  ------  -----  ------  ------  ----------   --------
                                            (IN THOUSANDS)
Fixed rate debt......... $2,353  20,395  2,429  24,472  30,083   187,270     $267,002
Average interest rate...   7.06%   7.06%  6.56%   6.56%   5.71%     5.71%
Variable rate LIBOR
 debt................... $  --   35,693    --      --      --     58,820(1)  $ 94,513
Average interest rate...    --     6.20%   --      --      --       5.50%

--------
(1) $29,220,000 is capped at 7.2%

   The Company has a LIBOR based swap contract for a notional amount of $12,298,000 fixing the one month LIBOR at 6.14% which limits interest rate exposure on borrowings under the LIBOR based line of credits and matures in 2002. The fair value of this contract as of December 31, 1998 is approximately $392,000. The Company also has four forward treasury contracts for an aggregate notional amount of $60,000,000, locking the 10 year treasury rate at between 6.14%-6.26% which limit interest rate exposure on certain future debt financing and will be settled in 2000. The fair value of these contracts as of December 31, 1998 is approximately $6,016,000. The fair value represents the estimated payments that would be made to terminate the agreement at December 31, 1998.

   As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

   The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 27, 1999.

Item 11. Executive Compensation

   The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 27, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 27, 1999.

Item 13. Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 27, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (A) Financial Statements and Report of KPMG LLP, independent auditors

                                                                           Page
                                                                           ----
      (1) Independent Auditors' Report....................................  F-1
      (2) Consolidated Financial Statements
        Balance Sheets as of December 31, 1998 and December 31, 1997......  F-2
        Statements of Operations for the years ended December 31, 1998,
         1997 and 1996....................................................  F-3
        Statements of Stockholders' Equity for the years ended December
         31, 1998, 1997 and 1996..........................................  F-4
        Statements of Cash Flows for the years ended December 31, 1998,
         1997 and 1996....................................................  F-5
        Notes to Consolidated Financial Statements........................  F-6
      (3) Financial Statement Schedule: Real Estate and Accumulated
          Depreciation for the year ended December 31, 1998............... F-23

     (B) Reports on Form 8-K

      On November 11, 1998, the Company filed a Current Report on Form 8-K regarding the adoption of its Shareholder Rights Plan.

     (C) Exhibits

      The Exhibit Index attached hereto is incorporated into this Item 14(c) by reference.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESSEX PROPERTY TRUST, INC.
                                          (Registrant)

                                                 /s/ Michael J. Schall
Dated: March 31, 1999                     By: _________________________________
                                                     Michael J. Schall
                                                Executive Vice President and
                                                Chief Financial Officer and
                                                          Director
                                               (Principal Financial Officer)

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ George M. Marcus           Chairman of the Board         March 31, 1999
____________________________________
          George M. Marcus

     /s/ Keith R. Guericke           President and Chief           March 31, 1999
____________________________________  Executive Officer and Vice
         Keith R. Guericke            Chairman

     /s/ Michael J. Schall           Chief Financial Officer       March 31, 1999
____________________________________  Executive, Vice President
         Michael J. Schall            and Director

        /s/ Mark J. Mikl             Controller (Principal         March 31, 1999
____________________________________  Accounting Officer)
            Mark J. Mikl

    /s/ William A. Millichap         Director                      March 31, 1999
____________________________________
        William A. Millichap

       /s/ Gary P. Martin            Director                      March 31, 1999
____________________________________
           Gary P. Martin

      /s/ Robert E. Larson           Director                      March 31, 1999
____________________________________
          Robert E. Larson

     /s/ Thomas E. Randlett          Director                      March 31, 1999
____________________________________
         Thomas E. Randlett


             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Anthony Downs             Director                      March 31, 1999
____________________________________
           Anthony Downs

        /s/ David Brady              Director                      March 31, 1999
____________________________________
            David Brady

    /s/ Issie N. Rabinovitch         Director                      March 31, 1999
____________________________________
        Issie N. Rabinovitch

      /s/ Willard H. Smith           Director                      March 31, 1999
____________________________________
          Willard H. Smith

     /s/ Gregory J. Hartman          Director                      March 31, 1999
____________________________________
         Gregory J. Hartman

                         Independent Auditors' Report

The Board of Directors
Essex Property Trust, Inc.:

   We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation as of December 31, 1998. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Property Trust, Inc. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

San Francisco, California
January 30, 1999

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                (Dollars in thousands, except per share amounts)

                                                              1998      1997
                                                            --------  --------
                          ASSETS
                          ------

Real estate:
  Rental properties:
    Land and land improvements............................. $219,115  $182,416
    Buildings and improvements.............................  670,849   548,571
                                                            --------  --------
                                                             889,964   730,987
  Less accumulated depreciation............................  (77,789)  (58,040)
                                                            --------  --------
                                                             812,175   672,947
  Investments..............................................   10,590     9,535
  Real estate under development............................   53,213    20,234
                                                            --------  --------
                                                             875,978   702,716
Cash and cash equivalents..................................    2,548     4,282
Restricted cash............................................   15,532     6,093
Notes and other related party receivables..................   10,450     9,264
Notes and other receivables................................   18,809     8,602
Prepaid expenses and other assets..........................    3,444     3,838
Deferred charges, net......................................    5,035     4,040
                                                            --------  --------
                                                            $931,796  $738,835
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Mortgage notes payable..................................... $325,822  $248,997
Lines of credit............................................   35,693    27,600
Accounts payable and accrued liabilities...................   28,601    21,337
Deferred gain..............................................    5,002       --
Dividends payable..........................................   11,145     9,189
Other liabilities..........................................    5,301     4,208
                                                            --------  --------
      Total liabilities....................................  411,564   311,331
Minority interests.........................................  130,432    28,589

Commitments and contingencies

Stockholders' equity:
  8.75% Convertible preferred stock, series 1996A: $.0001
   par value 1,600,000 authorized; and 1,600,000 issued and
   outstanding in 1998 and 1997............................        1         1
  Common stock, $.0001 par value, 665,900,000 shares
   authorized; 16,640,616 and 16,614,687 shares issued and
   outstanding in 1998 and 1997, respectively..............        2         2
  7.875% Series B cumulative redeemable preferred stock:
   $.0001 par value, 2,000,000 shares authorized and no
   shares issued and outstanding in 1998...................      --        --
  9.125% Series C cumulative redeemable preferred stock:
   $.0001 par value, 500,000 shares authorized and no
   shares outstanding in 1998..............................      --        --
  Excess stock, $.0001 par value per share, 330,000,000
   shares authorized, no shares issued or outstanding......      --        --
  Additional paid-in capital...............................  431,278   430,804
  Accumulated deficit......................................  (41,481)  (31,892)
                                                            --------  --------
      Total stockholders' equity...........................  389,800   398,915
                                                            --------  --------
                                                            $931,796  $738,835
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

                                                1998        1997       1996
                                             ----------  ----------  ---------
Revenues:
  Rental.................................... $  119,397  $   79,936  $  47,780
  Other property income.....................      2,645       1,464        756
                                             ----------  ----------  ---------
      Total property revenues...............    122,042      81,400     48,536
  Interest and other income.................      3,217       3,169      2,157
                                             ----------  ----------  ---------
      Total revenues........................    125,259      84,569     50,693
                                             ----------  ----------  ---------
Expenses:
  Property operating expenses:
    Maintenance and repairs.................      8,972       6,814      4,341
    Real estate taxes.......................      9,109       6,340      3,790
    Utilities...............................      7,809       5,074      3,175
    Administrative..........................      9,228       5,514      2,911
    Advertising.............................      1,742       1,225        653
    Insurance...............................      1,073         859        635
    Depreciation and amortization...........     21,948      13,992      8,855
                                             ----------  ----------  ---------
                                                 59,881      39,818     24,360
Interest....................................     19,374      12,659     11,442
Amortization of deferred financing costs....        718         509        639
General and administrative..................      3,765       2,413      1,717
Loss from hedge termination.................        --          138         42
Provision for litigation loss...............        930         --         --
                                             ----------  ----------  ---------
      Total expenses........................     84,668      55,537     38,200
                                             ----------  ----------  ---------
      Income before gain on sales of real
       estate, minority interests and
       extraordinary item...................     40,591      29,032     12,493
Gain on sales of real estate................          9       5,114      2,477
Minority interests..........................     (9,554)     (4,469)    (2,648)
                                             ----------  ----------  ---------
      Income before extraordinary item......     31,046      29,677     12,322
Extraordinary loss on early extinguishment
 of debt....................................     (4,718)       (361)    (3,441)
                                             ----------  ----------  ---------
      Net income............................     26,328      29,316      8,881
Preferred stock dividends...................     (3,500)     (2,681)      (635)
                                             ----------  ----------  ---------
      Net income available to common
       stockholders......................... $   22,828  $   26,635  $   8,246
                                             ==========  ==========  =========
Per share data:
  Basic:
    Income before extraordinary item
     available to common stockholders....... $     1.65  $     1.98  $    1.61
    Extraordinary item--debt
     extinguishment.........................      (0.28)      (0.02)     (0.48)
                                             ----------  ----------  ---------
      Net income............................ $     1.37  $     1.96  $    1.13
                                             ==========  ==========  =========
    Weighted average number of shares
     outstanding during the period.......... 16,630,954  13,644,906  7,283,124
                                             ==========  ==========  =========
  Diluted:
    Income before extraordinary item
     available to common stockholders....... $     1.64  $     1.94  $    1.59
    Extraordinary item debt extinguishment..      (0.28)      (0.02)     (0.47)
                                             ----------  ----------  ---------
      Net income............................ $     1.36  $     1.92  $    1.12
                                             ==========  ==========  =========
    Weighted average number of shares
     outstanding during the period.......... 16,808,943  15,285,288  7,347,528
                                             ==========  ==========  =========

          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1997 and 1996
                       (Dollars and shares in thousands)

                            Preferred
                              stock     Common stock  Additional
                          ------------- -------------  paid-in   Accumulated
                          Shares Amount Shares Amount  capital     deficit    Total
                          ------ ------ ------ ------ ---------- ----------- --------
Balances at December 31,
 1995...................    --    $--    6,275  $ 1   $ 112,070   $(27,342)  $ 84,729
Net proceeds from
 preferred stock
 offering...............    800     1      --    --      17,504        --      17,505
Net proceeds from common
 stock offerings........    --     --    5,313   --     126,464        --     126,464
Net proceeds from
 options exercised......    --     --        4   --          68        --          68
Net income..............    --     --      --    --         --       8,881      8,881
Dividends declared......    --     --      --    --         --     (14,840)   (14,840)
                          -----   ---   ------  ---   ---------   --------   --------
Balances at December 31,
 1996...................    800     1   11,592    1     256,106    (33,301)   222,807
Net proceeds from
 preferred stock
 offering...............    800    --      --    --      20,000        --      20,000
Net proceeds from common
 stock offerings........    --     --    4,995    1     154,013        --     154,012
Net proceeds from
 options exercised......    --     --       28   --         686        --         686
Net income..............    --     --      --    --         --      29,316     29,316
Dividends declared......    --     --      --    --         --     (27,907)   (27,907)
                          -----   ---   ------  ---   ---------   --------   --------
Balances at December 31,
 1997...................  1,600     1   16,615    2     430,804    (31,892)   398,915
Shares issued from
 Dividend Reinvestment
 Plan...................    --     --        2   --          10        --          10
Net proceeds from
 options
 exercised..............    --     --       24   --         464        --         464
Net income..............    --     --      --    --         --      26,328     26,328
Dividends declared......    --     --      --    --         --     (35,917)   (35,917)
                          -----   ---   ------  ---   ---------   --------   --------
Balances at December 31,
 1998...................  1,600   $ 1   16,641  $ 2   $ 431,278   $(41,481)  $389,800
                          =====   ===   ======  ===   =========   ========   ========

          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                  1998       1997       1996
                                                ---------  ---------  ---------
Cash flows from operating activities:
 Net income...................................  $  26,328  $  29,316  $   8,881
 Minority interests...........................      9,554      4,469      2,047
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Gain on sale of real estate................         (9)    (5,114)    (2,477)
   Equity in (income) loss of limited
    partnerships..............................       (276)       209       (546)
   Loss on early extinguishment of debt.......      4,718        361      3,441
   Loss from hedge termination................        --         138         42
   Depreciation and amortization..............     21,948     13,992      8,855
   Amortization of deferred financing costs...        718        509        639
   Changes in operating assets and
    liabilities:
     Other receivables........................    (10,207)    (1,377)      (163)
     Prepaid expenses and other assets........        336       (158)    (2,110)
     Accounts payable and accrued
      liabilities.............................      4,831      2,738        842
     Other liabilities........................      1,093      1,815        684
                                                ---------  ---------  ---------
      Net cash provided by operating
       activities.............................     59,034     46,898     20,135
                                                ---------  ---------  ---------
Cash flows from investing activities:
 Additions to rental properties...............   (163,019)  (247,886)  (101,429)
 Increase in restricted cash..................     (9,439)    (1,899)    (4,194)
 Issuance of notes receivable.................       (610)    (1,932)    (3,909)
 Repayments of notes receivable...............        --         --       6,327
 Additions to related party notes and other
  receivables.................................     (5,616)   (28,761)       --
 Repayments of related party notes and other
  receivables.................................      4,430     21,859        --
 Distributions from investments in
  corporations and limited partnerships.......      1,255        620        665
 Dispositions of real estate..................     26,354     15,470     13,350
 Additions to real estate under development...    (33,256)   (27,422)       --
                                                ---------  ---------  ---------
      Net cash used in investing activities...   (179,901)  (269,951)   (89,190)
                                                ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from mortgage and other notes
  payable and lines of credit.................    349,540    204,931     91,253
 Repayment of mortgage and other notes payable
  and lines of credit.........................   (283,065)  (164,580)  (110,305)
 Additions to deferred charges................     (2,345)      (752)    (2,530)
 Net proceeds from preferred unit sales.......    102,150        --         --
 Net proceeds from stock offerings............        --     174,012    143,969
 Payment of offering related costs............       (323)      (711)     1,140
 Net proceeds from stock options exercised and
  shares issued through dividend reinvestment
  plan........................................        474        686         68
 Net payments made in connection with costs
  related to the early extinguishment of
  debt........................................     (4,086)       --        (620)
 Distributions to minority interest/partners..     (8,138)    (3,910)    (3,189)
 Dividends paid...............................    (35,074)   (25,046)   (12,009)
                                                ---------  ---------  ---------
      Net cash provided by financing
       activities.............................    119,133    184,630    107,777
                                                ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents..................................  $  (1,734) $ (38,423) $  38,722
Cash and cash equivalents at beginning of
 period.......................................      4,282     42,705      3,983
                                                ---------  ---------  ---------
Cash and cash equivalents at end of period....  $   2,548  $   4,282  $  42,705
                                                =========  =========  =========
Supplemental disclosure of cash flow
 information:
 Cash paid for interest, net of amounts
  capitalized.................................  $  18,947  $  12,384  $  11,575
                                                =========  =========  =========
Supplemental disclosure of non-cash investing
 and financing activities:
 Mortgage note payable assumed in connection
  with purchase of real estate................  $  18,443  $  83,041  $  17,733
                                                =========  =========  =========
 Dividends payable............................  $  11,145  $   9,189  $   6,286
                                                =========  =========  =========

           See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)

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

   The Company has a 89.9% general partner interest and the limited partners own a 10.1% interest in the Operating Partnership at December 31, 1998. The limited partners may convert their 1,873,473 interests into shares of common stock or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

   The Company operates and has ownership interests in 58 multifamily properties (containing 12,267 units) and five commercial properties (with approximately 290,000 square feet) (collectively, "the Properties"). The Properties are located in Northern California (San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas).

   All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Summary of Significant Accounting Policies

 (a) Real Estate Rental Properties

   Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over estimated useful lives ranging from 3 to 40 years using the straight-line method.

   Maintenance and repair expenses are charged to operations as incurred. Asset replacements and improvements are capitalized and depreciated over their estimated useful lives.

   Certain rental properties are pledged as collateral for the related mortgage notes payable.

   When the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property in accordance with the provisions of SFAS 121. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. In addition, whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount will be evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. No impairment has been recorded through December 31, 1998. No properties are classified as held for sale as of December 31, 1998.

 (b) Real Estate Investments

   The Company consolidates or accounts for its investments in joint ventures and corporations under the equity method of accounting based on its ownership interests in those entities.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


 (c) Revenues

   For multifamily properties, rental revenue is reported on the accrual basis of accounting. For commercial properties, rental income is recognized on the straight-line basis over the terms of the leases. Accrued rent receivable relating to such leases has been included in other assets in the accompanying consolidated balance sheets.

 (d) Income Taxes

   Generally in any year in which the Company qualifies as a real estate investment trust (REIT) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the Code), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 1998, as the Company believes it qualifies under the code as a REIT and has made distributions during the periods in excess of taxable income.

   Federal taxable income of the Company prior to the dividend paid deductions for the years ended December 31, 1998, 1997 and 1996, was: $26,625, $23,493
and $7,141, respectively. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of depreciation and gains on property dispositions.

   The status of the cash dividends distributed for the years ended December 31, 1998, 1997 and 1996 for tax purposes is as follows:

                                                                 1998  1997  1996
                                                                 ----  ----  ----
   Taxable portion..............................................  85%  100%   58%
   Return of capital............................................  15   --     42
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

   The most significant component causing the reduction of the return of capital percentage for 1997 was earnings growing at a faster rate than dividends paid.

 (e) Interest Rate Protection, Swap, and Forward Contracts

   The Company will from time to time use interest rate protection, swap and forward contracts to reduce its interest rate exposure on current or identified future debt transactions. Amounts paid in connection with such contracts are capitalized and amortized over the term of the contract or related debt. If the original contract is terminated, the gain or loss on termination is deferred and amortized over the remaining term of the contract. If the related debt is repaid, the unamortized portion of the deferred amount is charged to income or the contract is marked to market, as appropriate. The Company's policy is to manage interest rate risk for existing or anticipated borrowings.

 (f) Deferred Charges

   Deferred charges are principally comprised of mortgage loan fees and costs which are amortized over the terms of the related mortgage notes in a manner which approximates the effective interest method.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


 (g) Interest

   The Company capitalized $3,494, $1,276 and $281 of interest related to the development of real estate during 1998, 1997 and 1996, respectively.

 (h) Use of Estimates

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

 (i) Stock Based Compensation

   The Company applies APB Opinion 25 and related Interpretations in accounting for its stock based compensation plans.

 (j) Cash Equivalents and Restricted Cash

   Highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents. Restricted cash relates to reserve requirements in connection with the Company's tax exempt variable rate bond financings and a guarantee the Company has made on a first mortgage loan held by one of its joint venture partnerships.

 (k) Reclassifications

   Certain reclassifications have been made to the 1997 and 1996 balances to conform with the 1998 presentation.

 (l) New Accounting Pronouncements

   In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities. The Company will adopt SFAS 133 for interim periods beginning in 2000, the effective date of SFAS 133. Management believes that the adoption of these statements will not have a material impact on the Company's financial position or results of operations.

(3) Equity Transactions

   In February and April 1998, the Operating Partnership sold 1,200,000 and 400,000 units, respectively, of its 7.875% Series B Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from these offerings were $58,275 and $19,500, respectively. In November 1998, the Operating Partnership sold 500,000 units of its 9.125% Series C Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from this offering were $24,375. Preferred units issued in connection with the above transactions are included in minority interests in the Company's consolidated balance sheet as of December 31, 1998.

   During 1997, the Company sold additional shares of Common Stock on March 31, 1997, September 10, 1997 and December 8, 1997. In connection with these offerings, the Company sold 2,000,000, 1,495,000 and 1,500,000 shares at $29.13, $31.00 and $35.50 per share, respectively. The net proceeds received from these transactions were $58,119, $46,080 and $49,814, respectively.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


   On June 20, 1996, the Company entered into an agreement to sell up to $40,000 of the 8.75% Convertible Preferred Stock, Series 1996A (the Convertible Preferred Stock) at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively, Tiger/Westbrook). In accordance with the agreement, on July 1, 1996 and September 27, 1996, Tiger/Westbrook purchased 340,000 and 460,000 shares, respectively, of Convertible Preferred Stock for an aggregate purchase price of $8,500 and $11,500, respectively. Tiger/Westbrook purchased an additional $20,000 of Convertible Preferred Stock, in accordance with the agreement on June 20, 1997. The outstanding Convertible Preferred Stock is entitled to receive annual cumulative cash dividends paid quarterly in an amount equal to the greater of (i) 8.75% of the per share price or (ii) the dividends (on an as-converted basis) paid with respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock. As of December 31, 1998, all of the 1.6 million authorized shares of Convertible Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price per share is $21.875, subject to certain adjustments as defined in the agreement. Under certain circumstances, if, after June 20, 2001, the Company requires a mandatory conversion of all of the Convertible Preferred Stock, but under no other circumstances, each of the holders of the Convertible Preferred Stock may cause the Company to redeem any or all of such holder's shares of Convertible Preferred Stock.


(4) Per Share Data

   Basic income per share before extraordinary item and diluted income per share before extraordinary item were calculated as follows for the years ended December 31:

                                   1998                       1997                       1996
                          -------------------------- -------------------------- --------------------------
                                   Weighted    Per-           Weighted    Per-           Weighted    Per-
                                   average    share           average    share           average    share
                          Income    shares    amount Income    shares    amount Income    shares    amount
                          -------  --------   ------ -------  --------   ------ -------  --------   ------
Income before
 extraordinary item.....  $31,046                    $29,677                    $12,322
Less: dividends on
 preferred stock........   (3,500)                    (2,681)                      (635)
                          -------                    -------                    -------
Basic:
 Income available to
  common stockholders...   27,546   16,631    $1.65   26,996   13,645    $1.98   11,687   7,283     $1.61
                                              =====                      =====                      =====
Effect of Dilutive
 Securities:
 Convertible limited
  partnership units.....      --       -- (1)            --       -- (1)            --      -- (1)
 Convertible preferred
  stock.................      --       -- (1)          2,681    1,400               --      -- (1)
 Stock options..........      --       178               --       240               --       64
                          -------   ------           -------   ------           -------   -----
Diluted:
 Income available to
  common stockholders
  plus assumed
  conversions...........  $27,546   16,809    $1.64  $29,677   15,285    $1.94  $11,687   7,347     $1.59
                          =======   ======    =====  =======   ======    =====  =======   =====     =====

--------
(1) Conversion not considered as effect would be anti-dilutive.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


(5) Real Estate

 (a) Rental Properties

   Rental properties consists of the following at December 31, 1998 and 1997:

                               Land and land Building and         Accumulated
                               improvements  improvements  Total  depreciation
                               ------------- ------------ ------- ------------
   December 31, 1998:
     Apartment properties.....   $217,337      651,818    869,155    73,638
     Commercial properties....      1,778       19,031     20,809     4,151
                                 --------      -------    -------    ------
                                 $219,115      670,849    889,964    77,789
                                 ========      =======    =======    ======
   December 31, 1997:
     Apartment properties.....   $178,326      520,649    698,975    53,021
     Commercial and retail
      properties..............      4,090       27,922     32,012     5,019
                                 --------      -------    -------    ------
                                 $182,416      548,571    730,987    58,040
                                 ========      =======    =======    ======

   The properties are located in California, Washington and Oregon. The operations of the Properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

   During the year ended December 31, 1998, the Company sold four properties to third parties for $26,354 resulting in a gain of $9 and a deferred gain of $5,002. During the year ended December 31, 1997, the Company sold four properties to third parties for $15,470 resulting in a gain of $5,114. During the year ended December 31, 1996, the Company sold two properties to third parties for $13,350, resulting in a gain of $2,477. The Company utilized Internal Revenue Code Section 1031 to defer the majority of the taxable gains resulting from these sales.

   For the years ended December 31, 1998, 1997, and 1996, depreciation expense on real estate was $21,890, $13,913 and $8,820, respectively.

 (b) Investments

   The Operating Partnership owns all of the 19,000 shares of the non-voting preferred stock of Essex Management Corporation (EMC). Management of the Company owns 100 percent of the common stock of EMC. EMC was formed to provide property and asset management services to various partnerships not controlled by the Company.

   The Operating Partnership owns 31,800 shares of the non-voting preferred stock of Essex Fidelity I Corporation (Fidelity I). Currently, Fidelity I holds interests in various real estate investments.

   The shares of non-voting preferred stock in EMC and Fidelity I are entitled to a preferential dividend of $0.80 per share per annum. Through these preferred stock investments, the Operating Partnership will be eligible to receive a preferential liquidation value of $10.00 per share plus all cumulative and unpaid dividends.

   The Operating Partnership holds a 49.9% limited partnership interest in Jackson School Village, L.P. (JSV) which operates a 200-unit garden style apartment community in Hillsboro, Oregon.

   The Company holds limited partnership interests in seven partnerships which collectively own two multifamily properties: Anchor Village Apartments ("Anchor Village"), a 301-unit apartment community

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)

located in Mukilteo, Washington and Highridge Apartments ("Highridge"), a 255-unit apartment community located in Ranchos Palos Verdes, California. In February 1998 the Company purchased a limited partnership interest in two partnerships which acquired three retail properties from the Company ("Portland Shopping Centers"), which have approximately 236,000 square feet of leasable space located in the Portland, Oregon metropolitan area. These investments were made under arrangements whereby EMC became the general partner and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock. Conversion values will be based on 98 percent of the market value of the Company's common stock at the time of redemption multiplied by the number of shares stipulated under the above arrangements.

   In September 1997 the Company acquired a 49% limited partnership interest in Fountain Court Apartment Associates, L.P. which is developing a 320-unit multifamily community, Fountain Court, located in Seattle, Washington. In October 1998, the Company purchased an additional 2% limited partnership interest. Additionally, the Company paid $2,000 for the option to purchase the remaining 49% interest 18 months subsequent to the occupancy date, as defined in the agreement.

   In August 1997 the Company acquired a 45% Class A Member interest in Park Hill LLC, whose purpose is the development and operations of a 245-unit multifamily community, Park Hill Apartments, located in Issaquah, Washington. Generally, all capital contributions earn a cumulative preferred return of 12%. Profit and loss are allocated to the Members in accordance with their ownership interests. According to the terms of the Agreement, the Company has the option to purchase the remaining 55% interest after August 31, 2003. The purchase price will be calculated based on operating results, as defined in the Agreement.

   The Company accounts for its investments in the above entities under the equity method of accounting.

Investments consist of the following as of December 31, 1998 and 1997:

                                                                 1998     1997
                                                                -------  ------
Investments in joint ventures:
  Limited partnership interest of 49.9% in Jackson School
   Village, L.P. .............................................. $ 2,473  $2,259
  Limited partnership interest of 1% in Highridge
   Apartments(1)...............................................    (987)   (409)
  Limited partnership interest of 1% in Anchor Village
   Apartments(1)...............................................    (691)   (270)
  Limited partnership interest of 1% in Portland Shopping
   Centers(1)..................................................    (183)    --
  Limited partnership interest of 51% in Fountain Court
   Apartment Associates, L.P. .................................   5,352   4,137
  Class A Member interest of 45% in Park Hill LLC..............   3,978   3,051
                                                                -------  ------
                                                                  9,942   8,768
                                                                -------  ------
Investments in corporations:
  Essex Management Corporation--19,000 shares of preferred
   stock.......................................................     190     190
  Essex Fidelity I Corporation--31,800 shares of preferred
   stock.......................................................     331     331
  Essex Sacramento Corporation--62,500 shares of preferred
   stock.......................................................     --      122
                                                                -------  ------
                                                                    521     643
                                                                -------  ------
Other investments..............................................     127     124
                                                                -------  ------
                                                                $10,590  $9,535
                                                                =======  ======

--------
(1) Balance represents the excess of distributions and allocations over cost basis.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


(6) Notes and Other Related Party Receivables

   Notes receivable from joint venture investees and other related party receivables consist of the following at December 31, 1998 and 1997:

                                                                  1998    1997
                                                                 ------- ------
   Notes receivable from joint venture investees:
     Note receivable from Highridge Apartments, secured,
      bearing interest at 9%, due March 2008...................  $ 1,047 $2,750
     Note receivable from Fidelity I, secured, bearing interest
      at 12%, repaid in 1998...................................      --   1,580
     Note receivable from Fidelity I, secured, bearing interest
      at 8%, due on demand.....................................    1,358    --
     Notes receivable from Fidelity I and JSV, secured, bearing
      interest at 9.5-10%, due 2015............................      800    726
     Receivable from Highridge Apartments, non-interest
      bearing, due on demand...................................    2,928  1,699
     Receivable from Las Hadas, non-interest bearing, due on
      demand...................................................    1,209    --
     Receivable from Anchor Village, non-interest bearing, due
      on demand................................................      933    --
   Other related party receivables:
     Loans to officers, bearing interest at 8%, due April
      2006.....................................................      500    375
     Other related party receivables, substantially due on
      demand...................................................    1,675  2,134
                                                                 ------- ------
                                                                 $10,450 $9,264
                                                                 ======= ======

   Other related party receivables consist primarily of accrued interest income on related party notes receivable and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.

   The Company's officers and directors do not have a substantial economic interest in these related party entities.

(7) Notes and Other Receivables

   Notes and other receivables consist of the following at December 31, 1998 and 1997:

                                                                   1998    1997
                                                                  ------- ------
   Note receivable from the co-tenants in the Pathways property, secured, interest payable monthly at 9%, principal due June
    2001........................................................  $ 4,452 $4,596
   Note receivable from R&V Management, secured, bearing
    interest at 12.04%, principal due March 1999................    7,879    --
   Note receivable from R&V Management, secured, bearing
    interest at 10.0%, principal due June 2000..................    2,814    --
   Other receivables............................................    3,664  4,006
                                                                  ------- ------
                                                                  $18,809 $8,602
                                                                  ======= ======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


(8) Related Party Transactions

   All general and administrative expenses of the Company and EMC are initially borne by the Company, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the board of directors. Expenses allocated to EMC for the years ended December 31, 1998, 1997 and 1996 totaled $545, $987 and $1,752, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

   Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap (M&M) including operating expense reimbursements of $833, $709 and $681 for the years ended December 31, 1998, 1997 and 1996, respectively.

   During the years ended December 31, 1998, 1997 and 1996, the Company paid brokerage commissions totaling $0, $590 and $312 to M&M on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of M&M brokerage commissions on certain transactions in which the Company is a party.

   Other income includes $623, $139 and $820 for the years ended December 31, 1998, 1997 and 1996, respectively, representing dividends from EMC and management fees and equity income (loss) from Jackson School Village, Highridge Apartments, Anchor Village Apartments, and the Portland Shopping Centers. Also included in 1996 are management fees and equity income (loss) from Essex Bristol Partners (Bristol) and Essex San Ramon Partners (San Ramon). In January 1997, Essex acquired the joint venture partners' ownership interest in Bristol and San Ramon.

   Interest income includes $1,027, $1,286 and $214 for the years ended December 31, 1998, 1997 and 1996, respectively, which was earned principally on the notes receivable from Essex Fidelity I, the partnerships which collectively own Highridge, the partnerships which collectively own Anchor Village and the partnerships which collectively own a 30.7% minority interest in Pathways Apartments.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
              (Dollars in thousands, except for per share amounts)


(9) Mortgage Notes Payable

   Mortgage notes payable consist of the following at December 31, 1998 and 1997:

                                                                1998     1997
                                                              -------- --------
Mortgage note payable to a pension fund, secured by deeds of trust, bearing interest at 6.62%, interest only payments
 due monthly through October 2001, principal and interest
 payments due monthly thereafter, final principal payment of
 $90,596 due in October 2008. Under certain conditions this
 loan can be converted to an unsecured note payable.........  $100,000 $    --
Mortgage notes payable, secured by deeds of trust, bearing
 interest at rates ranging from 6.885% to 8.055%, principal
 and interest payments due monthly, and maturity dates
 ranging from December 2000 through March 2008..............    96,214   69,554
Multifamily housing mortgage revenue bonds secured by deeds
 of trust on rental properties and guaranteed by collateral
 pledge agreements, payable monthly at a variable rate as
 defined in the Loan Agreement (approximately 3.5% for
 December 1998), plus credit enhancement and underwriting
 fees of approximately 1.9%. The bonds are convertible to a
 fixed rate. Among the terms imposed on the properties,
 which are security for the bonds, is that twenty percent of the units are subject to tenant income qualification
 criteria. Principal balances are due in full at various
 maturity dates from July 2014 through October 2026. Bonds
 in the aggregate of $29,220 are subject to interest rate
 protection agreements through August 2003, limiting the
 interest rate with respect to such bonds to a maximum
 interest rate of 7.2%......................................    58,820   58,820
Mortgage notes payable, secured by deeds of trust, bearing
 interest at rates ranging from 7.0% to 8.78%, principal and interest payments due monthly, and maturity dates ranging
 from December 2002 through April 2005. Under certain
 conditions this loan can be converted to an unsecured note
 payable....................................................    44,788   38,120
Multifamily housing mortgage revenue bonds secured by deed
 of trust on a rental property and guaranteed by a
 collateral pledge agreement, bearing interest at 6.455%,
 principal and interest payments due monthly, final
 principal payment of $14,800 due January 2026. Among the
 terms imposed on the property, which is security for the
 bonds, is that twenty percent of the units are subject to
 tenant income qualification criteria. The interest rate
 will be repriced in February 2008 at the then current tax-
 exempt bond rate...........................................    17,273   17,483
Multifamily housing mortgage revenue bonds secured by deed
 of trust on rental property, bearing interest at 7.69%,
 principal and interest installments due monthly through
 June 2018. Among the terms imposed on the property, which
 is security for the bonds, is that twenty percent of the
 units are subject to tenant income qualifications
 criteria...................................................     8,727    8,915
Mortgage notes payable to a mutual life insurance company,
 secured by deeds of trust, bearing interest at 7.45%,
 interest only payments due through June 1996, monthly
 principal and interest installments due thereafter.........       --    48,078
Mortgage notes payable to a life insurance company, secured
 by deed of trust, bearing interest at 8.93%, interest only
 payments due through March 1997, monthly principal and
 interest installments due thereafter.......................       --     8,027
                                                              -------- --------
                                                              $325,822 $248,997
                                                              ======== ========

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


   The aggregate scheduled maturities of mortgage notes payable are as follows:

       Year ending December 31:
         1999.........................................................  $  2,353
         2000.........................................................    20,395
         2001.........................................................     2,429
         2002.........................................................    24,472
         2003.........................................................    30,083
         Thereafter...................................................   246,090
                                                                        --------
                                                                        $325,822
                                                                        ========

   In October 1997, the Company entered into four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10 year treasury rate at between 6.14%-6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to real estate under development and the refinancing of a $18,327 fixed rate loan. These contracts will be settled no later than June 2000. If these contracts were settled as of December 31, 1998, the Company would be obligated to pay approximately $6,016. Any costs that are incurred when these contracts are settled are expected to be deferred and recognized over the life of the related financing.

   These forward treasury contracts are not currently required to be reflected in the accompanying consolidated financial statements. Under FAS 133, which becomes effective in 2000, the Company expects to recognize the fair value of these contracts as either assets or liabilities in the financial statements with another comprehensive income charge directly to stockholders' equity.

   In addition, the Company has entered into various other contracts to limit its interest rate exposure on debt related transactions. During 1998, 1997 and 1996, the Company charged $0, $0 and $42 to income representing amortization of deferred costs. During 1998, 1997 and 1996, the Company charged $0, $138 and $0 of costs relating to the termination of unmatched positions taken.

   During the years ended December 31, 1998, 1997 and 1996, the Company refinanced various mortgages and incurred a loss on the early extinguishment of debt of $4,718, $361 and $3,441 related to the write off of the unamortized mortgage loan fees and prepayment penalties.

(10) Lines of Credit

   As of December 31, 1998 and 1997, the Company had the following balances outstanding under lines of credit with commercial banks:

                                                                 1998    1997
                                                                ------- -------
   Unsecured $100,000 line of credit, interest payable monthly at the bank's reference rate or at the Company's option,
    1.15% over the LIBOR rate, expiring June 2000.............  $35,693 $25,000
   Secured $10,000 line of credit, interest payable monthly at the bank's reference rate or at the Company's option, 1.5%
    over the LIBOR rate, expiring March 1999..................      --    2,600
                                                                ------- -------
                                                                $35,693 $27,600
                                                                ======= =======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


   The Company has a LIBOR based swap contract for a notional amount of $12,298, fixing the one month LIBOR rate at 6.14%. This contract limits the Company's interest rate exposure on borrowings under its LIBOR based lines of credit. This contract expires in June 2002. If this contract were settled as of December 31, 1998, the Company would be obligated to pay approximately $392.

   As of December 31, 1998, the thirty-day LIBOR rate was approximately 5.06%, and the prime rate was 7.75%.

(11) Leasing Activity

   The rental operations of the Company include apartment properties, which are rented under short term leases (generally, lease terms of three to twelve months), and commercial properties, which are rented under cancelable and noncancelable operating leases, certain of which contain renewal options. Future minimum rental activity for the apartment properties is not included in the following schedule due to the short-term nature of the leases.

   Future minimum rentals due under noncancelable operating leases with tenants of the commercial properties are as follows:

       Year ending December 31:
         1999...........................................................  $1,144
         2000...........................................................     703
         2001...........................................................     707
         2002...........................................................     678
         2003...........................................................     558
         Thereafter.....................................................     618
                                                                          ------
                                                                          $4,408
                                                                          ======

   Included in this schedule is $347 due from M&M through May 1999. The Company expects M&M to exercise their option to renew their lease agreement upon expiration in May 1999.

   In addition to minimum rental payments, retail (prior to the disposition of these properties in February 1998) and commercial property tenants pay reimbursements for their pro rata share of specified operating expenses. Such amounts totaled $839, $905 and $964 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included as rental revenue and operating expenses in the accompanying consolidated statements of operations.

(12) Fair Value of Financial Instruments

   Management believes that the carrying amounts of mortgage notes payable, lines of credit, notes and other related party receivables approximate fair value as of December 31, 1998 and 1997, because interest rates and yields for these instruments are consistent with yields currently available to the Company for similar instruments. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and dividends payable approximate fair value as of December 31, 1998 and 1997 due to the short-term maturity of these instruments. See Note 8 for fair value disclosure of interest rate risk management contracts.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


(13) Stock Option Plans

   The Essex Property Trust, Inc. 1994 Stock Incentive Plan provides incentives to attract and retain officers, directors and key employees. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock. Under the Stock Incentive Plan, the total number of shares available for grant is approximately 875,400. The Board of Directors (the Board) may adjust the aggregate number and type of shares reserved for issuance. Participants in the Stock Incentive Plans are selected by the Compensation Committee of the Board, which is comprised of independent directors. The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100 percent of the fair market value of the common stock on the grant date. The Company's options have a life of ten years. Option grants fully vest between one year and five years after the grant date.

   In connection with the Company's 1994 initial public offering, the Company provided a one-time grant of options to M&M to purchase 220,000 shares of common stock through June 1999 at the initial public offering price of $19.50 per share pursuant to an agreement whereby Marcus & Millichap Real Estate Investment Brokerage Company, a subsidiary of M&M, will provide real estate transaction, trend and other information to the Company for a period of ten years.

   The Company has also reserved 406,500 shares of common stock in connection with the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan. There was no activity in this plan during 1998, 1997 and 1996.

   The Company applies APB Opinion 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for its plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net income for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                           1998    1997    1996
                                                          ------- ------- ------
     Net income:
       As reported....................................... $26,328 $29,316 $8,881
       Pro forma.........................................  26,294  29,216  8,820

   For the years ended December 31, 1998, 1997, and 1996, the effect of determining compensation cost consistent with FASB Statement No. 123 on basic and diluted earnings per share was not material.

   The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates ranging from 4.19% to 5.77% in 1998; from 5.79% to 6.88% in 1997 and from 5.52% to 6.92% in 1996;
expected lives of 4 years for 1998, 1997, and 1996; volatility of 18.79% for 1998, 17.40% for 1997 and 15.13% for 1996; and dividend yield of 6% for 1998,
1997 and 1996.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


   A summary of the status of the Company's option plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                   1998               1997              1996
                             -----------------  ----------------- -----------------
                                      Weighted           Weighted          Weighted
                                      average            average           average
                                      exercise           exercise          exercise
                             Shares    price    Shares    price   Shares    price
                             -------  --------  -------  -------- -------  --------
   Outstanding at beginning
    of year................  828,214  $ 24.57   529,450   $19.08  538,950   $18.93
   Granted.................  110,500    30.92   324,905    33.02   14,000    24.55
   Exercised...............  (19,950)   18.73   (23,286)   17.95   (6,750)   19.07
   Forfeited and canceled..   (9,000)  (24.57)   (2,855)   22.91  (16,750)   18.89
                             -------            -------           -------
   Outstanding at end of
    year...................  909,764    25.40   828,214    24.57  529,450    19.08
                             =======            =======           =======
   Options exercisable at
    year end...............  449,457    21.66   284,575    19.23  202,975    19.13
   Weighted-average fair
    value of options
    granted during the
    year...................       $3.19              $3.56             $2.40

   The following table summarized information about stock options outstanding at December 31, 1998:

                                        Options outstanding              Options exercisable
                              ---------------------------------------- -----------------------
                                  Number                      Weighted     Number     Weighted
                              outstanding at Weighted average average  exercisable at average
                               December 31,     remaining     exercise  December 31,  exercise
   Range of exercise prices        1998      contractual life  price        1998       price
   ------------------------   -------------- ---------------- -------- -------------- --------
    $13.70-17.13...........       52,080        6.2 years      $15.50      26,880      $15.50
     17.14-20.55...........      418,834        5.5 years       19.44     330,629       19.43
     20.56-23.98...........        4,000        7.2 years       20.75       2,666       20.75
     23.99-27.40...........        5,750        7.7 years       24.88       2,150       24.88
     27.41-30.83...........      163,500        9.0 years       29.78      39,332       29.19
     30.84-34.25...........      265,600        8.9 years       34.12      47,800       34.25
                                 -------                                  -------
                                 909,764                       $25.40     449,457      $21.66
                                 =======                                  =======

   Through December 31, 1998, the Company has granted 18,267 stock units under the Company's Phantom Stock Unit Agreement to two of the Company's executives. The units vest in installments in accordance with the vesting schedule set forth in the Phantom Stock Unit Agreement such that the units will be fully vested five years from the date of issuance. At that time, the Company expects to issue to the executives the number of shares of common stock equal to the number of units vested, or at the Company's option, an equivalent amount in cash. Dividends are paid by the Company on the vested and unvested portion of shares. For the years ended December 31, 1998 and 1997, compensation cost was $20 and $19, respectively, related to this plan.

(14) Shareholder Rights Plan

   On November 12, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan. A dividend of one right (a Right) per share of common stock was distributed to stockholders of record on November 21, 1998. Each Right, expiring November 11, 2008, represents a right to buy from the Company 1/100th of a share of Series A Junior Participating Preferred Stock at a price of $99.13 per Right.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


   Generally the Rights will not be exercisable unless a person or group acquires 15 percent or more, or announces an offer that could result in acquiring 15 percent or more, of the Company's common stock unless such person is or becomes the beneficial owner of 15 percent or more of the Company's outstanding common stock and had a contractual right or the approval of the Company's Board of Directors, provided that such percentage shall not be greater than 19.9%. Following an acquisition of 15 percent or more of the Company's common stock, each Right holder, except the 15 percent or more shareholder, has the right to receive, upon exercise, shares of common stock valued at twice the then applicable exercise price of the Right, unless the 15 percent or more shareholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its shareholders.

   Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a stock acquisition where it does not survive or survives with a change or exchange of its common stock or if 50 percent or more of its assets, earning power or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquiror's stock having a value of twice the exercise price.

   Generally, Rights may be redeemed for $.01 each (in cash, common stock or other consideration the Company deems appropriate) until the tenth day following a public announcement that a 15 percent or greater position has been acquired of the Company's stock.

(15) Segment Information

   In accordance with Financial Accounting Standards Board No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), the Company defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located, Northern California, Southern California, and the Pacific Northwest.

   Non-segment revenues and net operating income included in the following schedule consists of revenue generated from the two commercial properties. Also excluded from segment revenues is interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets.

   The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates performance based upon net operating income from the combined properties in each segment.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
              (Dollars in thousands, except for per share amounts)


   The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 1998, 1997, and 1996:

                                                          Year ended
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Revenues:
  Northern California............................ $ 42,078  $ 33,481  $ 21,359
  Southern California............................   45,252    20,026     6,836
  Pacific Northwest..............................   32,137    23,356    15,483
                                                  --------  --------  --------
    Total segment revenues.......................  119,467    76,863    43,678
Non-segment property revenues....................    2,575     4,537     4,858
Interest and other income........................    3,217     3,169     2,157
                                                  --------  --------  --------
    Total revenues............................... $125,259  $ 84,569  $ 50,693
                                                  ========  ========  ========
Net operating income:
  Northern California............................ $ 31,681  $ 24,664  $ 15,476
  Southern California............................   29,758    12,955     4,372
  Pacific Northwest..............................   21,138    14,916     9,676
                                                  --------  --------  --------
    Total segment net operating income...........   82,577    52,535    29,524
Non-segment net operating income.................    1,532     3,039     3,507
Interest and other income........................    3,217     3,169     2,157
Depreciation and amortization....................  (21,948)  (13,992)   (8,855)
Interest.........................................  (19,374)  (12,659)  (11,442)
Amortization of deferred financing costs.........     (718)     (509)     (639)
General and administrative.......................   (3,765)   (2,413)   (1,717)
Loss from hedge termination......................      --       (138)      (42)
Provision for litigation loss....................     (930)      --        --
                                                  --------  --------  --------
    Income before gain on sales of real estate,
     minority interests, and extraordinary item.. $ 40,591  $ 29,032  $ 12,493
                                                  ========  ========  ========
Assets:
  Northern California............................ $241,676  $175,116  $118,696
  Southern California............................  355,077   257,714    76,055
  Pacific Northwest..............................  198,761   213,125   124,348
                                                  --------  --------  --------
    Total segment net real estate assets.........  795,514   645,955   319,099
Non-segment net real estate assets...............   16,661    26,992    27,079
                                                  --------  --------  --------
    Net real estate assets.......................  812,175   672,947   346,178
Non-segment assets...............................  119,621    65,888    70,996
                                                  --------  --------  --------
    Total assets................................. $931,796  $738,835  $417,174
                                                  ========  ========  ========

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
              (Dollars in thousands, except for per share amounts)


(16) Quarterly Results of Operations (Unaudited)

   The following is a summary of quarterly results of operations for 1998 and 1997:

                        Quarter ended Quarter ended Quarter ended Quarter ended
                         December 31  September 30     June 30      March 31
                        ------------- ------------- ------------- -------------
1998:
  Total revenues before
   gain on sale of real
   estate..............    $33,088       $32,651       $31,684       $27,836
  Gain on sale of real
   estate..............        --              9           --            --
                           -------       -------       -------       -------
        Total
         revenues......    $33,088       $32,660       $31,684       $27,836
                           =======       =======       =======       =======
        Extraordinary
         item..........    $(3,912)      $  (806)          --            --
                           =======       =======       =======       =======
        Net income.....    $ 4,177       $ 6,678       $ 7,548       $ 7,925
                           =======       =======       =======       =======
  Per share data:
    Net income:
      Basic............    $  0.20       $  0.35       $  0.40       $  0.42
                           =======       =======       =======       =======
      Diluted..........    $  0.20       $  0.34       $  0.40       $  0.42
                           =======       =======       =======       =======
    Market price:
      High.............    $ 31.75       $ 33.50       $ 34.50       $ 34.94
                           =======       =======       =======       =======
      Low..............    $ 28.50       $ 26.94       $ 30.19       $ 33.25
                           =======       =======       =======       =======
      Close............    $ 29.75       $ 31.00       $ 31.00       $ 34.31
                           =======       =======       =======       =======
    Dividends
     declared..........    $ 0.500       $ 0.500       $ 0.500       $ 0.450
                           =======       =======       =======       =======
1997:
  Total revenues before
   gain on sale of real
   estate..............    $24,463       $21,975       $19,580       $18,551
  Gain (loss) on sale
   of real estate......        (13)        4,713           414           --
                           -------       -------       -------       -------
        Total
         revenues......    $24,450       $26,688       $19,994       $18,551
                           =======       =======       =======       =======
        Extraordinary
         item..........    $  (257)      $   --        $  (104)      $   --
                           =======       =======       =======       =======
        Net income.....    $ 7,227       $10,967       $ 6,254       $ 4,868
                           =======       =======       =======       =======
  Per share data:
    Net income:
      Basic............    $  0.41       $  0.73       $  0.43       $  0.39
                           =======       =======       =======       =======
      Diluted..........    $  0.41       $  0.69       $  0.43       $  0.39
                           =======       =======       =======       =======
    Market price:
      High.............    $ 37.50       $ 35.06       $ 32.37       $ 30.87
                           =======       =======       =======       =======
      Low..............    $ 32.81       $ 30.50       $ 27.62       $ 28.50
                           =======       =======       =======       =======
      Close............    $ 35.00       $ 34.81       $ 32.12       $ 29.87
                           =======       =======       =======       =======
    Dividends
     declared..........    $ 0.450       $ 0.450       $ 0.435       $ 0.435
                           =======       =======       =======       =======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
             (Dollars in thousands, except for per share amounts)


(17) 401(k) Plan

   The Company has a 401(k) pension plan (the Plan) for all full time employees who have completed one year of service. Employees may contribute up to 23% of their compensation, to the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their compensation to a maximum of five hundred dollars (per individual) per year. Company contributions to the Plan were approximately $46, $41 and $27 for the years ended December 31, 1998, 1997 and 1996.

(18) Commitments and Contingencies

   A commercial bank has issued on behalf of the Company various letters of credit relating to financing and development transactions for an aggregate amount of $2,604 which expire between July 1999 and May 2005.

   The Company is developing eight multifamily residential projects, which are anticipated to have an aggregate of approximately 1,578 multifamily units. The Company expects that such projects will be completed during the next two years. In connection with these projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. As of December 31, 1998, the Company is committed to fund approximately $95,130 relating to these projects.

   Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Company carries no express insurance coverage for this type of environmental risk. The Company has conducted environmental studies which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these properties would not have a material adverse effect on the Company's financial position, results of The Company is involved in various lawsuits arising out of the ordinary course of business and certain other legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(19) Subsequent Event

   In accordance with the terms of the Convertible Preferred Stock Agreement, Tiger/Westbrook exercised the option to convert 87,500 shares of the total 1,600,000 outstanding shares of Convertible Preferred Stock into 100,000 shares of common stock on January 6, 1999.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                   Real Estate and Accumulated Depreciation

                               December 31, 1998
                            (Dollars in thousands)

                                                                                           Gross amount carried at close of
                                                            Initial cost         Costs                  period
                                                        --------------------- capitalized ----------------------------------
                                                                  Buildings   subsequent                Buildings
                                                                     and          to        Land and       and
    Property     Units       Location       Encumbrance   Land   improvements acquisition improvements improvements Total(1)
    --------     -----       --------       ----------- -------- ------------ ----------- ------------ ------------ --------
Encumbered
multifamily
properties
 Summerhill Park  100  Sunnyvale, CA         $          $  2,654   $  4,918     $   378     $  2,654     $  5,296   $  7,950
 Oak Pointe       390  Sunnyvale, CA                       4,842     19,776       4,023        4,844       23,797     28,641
 Summerhill       184  Newark, CA                          1,608      7,582         623        1,518        8,295      9,813
 Commons
 Pathways         296  Long Beach, CA                      4,083     16,757         559        4,085       17,314     21,399
 Villa Rio Vista  286  Anaheim, CA                         3,013     12,661       1,653        2,985       14,342     17,327
 Foothill         360  Bellevue, WA                        2,435      9,821       1,894        2,437       11,713     14,150
 Commons
 Woodland         236  Bellevue, WA                        2,040      8,727         986        2,042        9,711     11,753
 Commons
 Palisades        192  Bellevue, WA                        1,560      6,242       1,314        1,561        7,555      9,116
                                             --------   --------   --------     -------     --------     --------   --------
                                              100,000     22,235     86,484      11,430       22,126       98,023    120,149
                                             --------   --------   --------     -------     --------     --------   --------
                                                      Depreciable
                 Accumulated    Date of        Date      lives
    Property     depreciation construction   acquired   (years)
    --------     ------------ -------------- -------- -----------
Encumbered
multifamily
properties
 Summerhill Park   $ 1,609          1988       9/88      3-40
 Oak Pointe          9,184          1973      12/88      3-30
 Summerhill          2,546          1987       7/87      3-40
 Commons
 Pathways            4,819          1975       2/91      3-30
 Villa Rio Vista     7,019          1968       7/85      3-30
 Foothill            4,227          1978       3/90      3-30
 Commons
 Woodland            3,397          1978       3/90      3-30
 Commons
 Palisades           2,844     1969/1977(2)    5/90      3-30
                 ------------
                    35,645
                 ------------

 Wharfside        142  Seattle, WA                         2,245      7,020         520        2,252        7,533      9,785
 Pointe
 Emerald Ridge    180  Bellevue, WA                        3,449      7,801         410        3,446        8,214     11,660
 Sammamish View   153  Bellevue, WA                        3,324      7,501         330        3,328        7,827     11,155
                                             --------   --------   --------     -------     --------     --------   --------
                                               19,520      9,018     22,322       1,260        9,026       23,574     32,600
                                             --------   --------   --------     -------     --------     --------   --------
 Brighton Ridge   264  Renton, WA                          2,623     10,800         471        2,653       11,241     13,894
 Landmark         285  Hillsboro, OR                       3,655     14,200         404        3,697       14,562     18,259
 Apartments
 Eastridge        188  San Ramon, CA                       6,068     13,628         286        6,088       13,894     19,982
 Apartments
                                             --------   --------   --------     -------     --------     --------   --------
                                               27,733     12,346     38,628       1,161       12,438       39,697     52,135
                                             --------   --------   --------     -------     --------     --------   --------
 Bridle Trails     92  Kirkland, WA             4,232      1,500      5,930          95        1,528        5,997      7,525
 Bunker Hill      456  Los Angeles, CA         18,311     11,498     27,871         349       11,660       28,058     39,718
 Towers
 Camarillo Oaks   564  Camarillo, CA           19,420     10,953     25,254       2,656       11,016       27,847     38,863
 Evergreen        200  Kirkland, WA             9,143      3,566     13,395         231        3,644       13,548     17,192
 Heights
 Huntington       342  Huntington Beach, CA    16,000      9,306     22,720         174        9,312       22,888     32,200
 Breakers
 Inglenook Court  224  Bothell, WA              8,300      3,467      7,881       1,139        3,473        9,014     12,487
 Maple Leaf        48  Seattle, WA              2,068        805      3,283          46          825        3,309      4,134
 Meadowood        320  Simi Valley, CA         17,273      7,852     18,592         480        7,894       19,030     26,924
 Spring Lake       69  Seattle, WA              2,265        838      3,399          54          857        3,434      4,291
 Stonehedge       196  Bothell, WA              9,156      3,167     12,603         142        3,196       12,716     15,912
 Village
 The Bluffs       224  San Diego, CA            8,464      3,405      7,743         125        3,439        7,834     11,273
 The Shores (7)   348  San Ramon, CA           18,327      8,789     18,252        (916)       7,098       19,027     26,125
 Treetops         172  Fremont, CA              9,800      3,520      8,182         783        3,576        8,909     12,485
 Villa Scandia    118  Ventura, CA              8,727      1,570      3,912         107        1,592        3,997      5,589
 Wandering Creek  156  Kent, WA                 5,300      1,285      4,980         717        1,295        5,687      6,982
 Wilshire         128  Fullerton, CA            7,912      3,118      7,385         173        3,137        7,539     10,676
 Promenade
 Windsor Ridge    216  Sunnyvale, CA           13,871      4,017     10,315         433        4,018       10,747     14,765
                                             --------   --------   --------     -------     --------     --------   --------
                                              325,822    122,255    349,131      20,639      121,150      370,875    492,025
                                             --------   --------   --------     -------     --------     --------   --------
 Wharfside           1,250          1990       6/94      3-30
 Pointe
 Emerald Ridge       1,276          1987      11/94      3-30
 Sammamish View      1,135          1986      11/94      3-30
                 ------------
                     3,661
                 ------------
 Brighton Ridge        732          1986      12/96      3-30
 Landmark            1,133          1990      08/96      3-30
 Apartments
 Eastridge           1,086          1988      08/96      3-30
 Apartments
                 ------------
                     2,951
                 ------------
 Bridle Trails         233          1986      10/97      3-30
 Bunker Hill           623          1968       3/98      3-30
 Towers
 Camarillo Oaks      1,493          1985      07/96      3-30
 Evergreen             676          1990      06/97      3-30
 Heights
 Huntington            890          1984      10/97      3-30
 Breakers
 Inglenook Court     1,866          1985      10/94      3-30
 Maple Leaf            126          1986      10/97      3-30
 Meadowood           1,388          1986      11/96      3-30
 Spring Lake           125          1986      10/97      3-30
 Stonehedge            301          1986      10/97      3-30
 Village
 The Bluffs            390          1974      06/97      3-30
 The Shores (7)      1,225          1988      01/97      3-30
 Treetops              878          1978      01/96      3-30
 Villa Scandia         198          1971      06/97      3-30
 Wandering Creek       671          1986      11/95      3-30
 Wilshire              479          1992      01/97      3-30
 Promenade
 Windsor Ridge       2,744          1989      03/89      3-40
                 ------------
                    56,563
                 ------------

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                               December 31, 1998
                            (Dollars in thousands)

                                                                                            Gross amount carried at close of
                                                             Initial cost         Costs                  period
                                                         --------------------- capitalized ----------------------------------
                                                                   Buildings   subsequent                Buildings
                                                                      and          to        Land and       and
    Property         Units      Location     Encumbrance   Land   improvements acquisition improvements improvements Total(1)
    --------         ------     --------     ----------- -------- ------------ ----------- ------------ ------------ --------
Unencumbered
multifamily
properties
 Bristol Commons        188 Sunnyvale, CA                   5,278     11,853         604        5,284       12,451     17,735
 Casa Del Mar            96 Pasadena, CA                    1,857      4,713          64        1,873        4,761      6,634
 Casa Mango              96 San Diego, CA                   3,011      7,006         183        3,038        7,162     10,200
 Castle Creek           216 Newcastle, WA                   4,149     16,028         695        4,817       16,055     20,872
 Foothill/Twincreeks    176 San Ramon, CA                   5,875     13,992         478        5,940       14,405     20,345
 Kings Road             196 Los Angeles, CA                 4,023      9,527         116        4,029        9,637     13,666
 Marina Cove (3)        292 Santa Clara, CA                 5,320     16,431         858        5,322       17,287     22,609
 Meadows @              198 Vancouver, WA                   2,261      9,070         230        2,333        9,228     11,561
 Cascade
 Mirabella              608 Newbury Park, CA               15,318     40,601         516       15,729       40,706     56,435
 Park                   176 Los Angeles, CA                 4,965     11,806         157        5,013       11,915     16,928
 Place/Windsor
 Court/Cochran
 (6)
 Plumtree               140 Santa Clara, CA                 3,090      7,421         392        3,091        7,812     10,903
 Riverfront             229 San Diego, CA                   8,637     20,119         165        8,658       20,263     28,921
 Stevenson Place        200 Fremont, CA                       996      5,582       5,019          997       10,600     11,597
 Tara Village           168 Tarzana, CA                     3,178      7,535         319        3,203        7,829     11,032
 The Laurels            164 Mill Creek, WA                  1,559      6,430         278        1,594        6,673      8,267
 The Village            122 Oxnard, CA                      2,349      5,579         114        2,393        5,649      8,042
 Apartments
 Trabucco Villas        132 Lake Forest, CA                 3,638      8,640         338        3,841        8,775     12,616
 Village @              192 Vancouver, WA                   2,103      8,753          99        2,151        8,804     10,955
 Cascade
 Wimbledon Woods        560 Hayward, CA                     9,883     37,670         521       10,334       37,740     48,074
 Windsor Terrace        117 Pasadena, CA                    2,188      5,263       1,028        2,497        5,982      8,479
 Westwood               116 Cupertino, CA                   3,989     17,185          85        4,050       17,209     21,259
                     ------                   --------   --------   --------     -------     --------     --------   --------
                     11,511                   $325,822   $215,922   $620,335     $32,898     $217,337     $651,818   $869,155
                     ======                   ========   ========   ========     =======     ========     ========   ========
                                                        Depreciable
                     Accumulated    Date of      Date      lives
    Property         depreciation construction acquired   (years)
    --------         ------------ ------------ -------- -----------
Unencumbered
multifamily
properties
 Bristol Commons           794        1989      01/97      3-30
 Casa Del Mar              238        1972      06/97      3-30
 Casa Mango                240        1981      12/97      3-30
 Castle Creek              134        1997      12/97      3-30
 Foothill/Twincreeks       865        1985      02/97      3-30
 Kings Road                456        1979      06/97      3-30
 Marina Cove (3)         2,887        1974       6/94      3-30
 Meadows @                 337        1988      11/97      3-30
 Cascade
 Mirabella               1,131        1973       3/98      3-30
 Park                      444        1988      08/97      3-30
 Place/Windsor
 Court/Cochran
 (6)
 Plumtree                1,319        1975       2/94      3-30
 Riverfront                682        1990      12/97      3-30
 Stevenson Place         4,337        1971       4/82      3-30
 Tara Village              489        1972      01/97      3-30
 The Laurels               431        1981      12/96      3-30
 The Village               266        1974      07/97      3-30
 Apartments
 Trabucco Villas           370        1985      10/97      3-30
 Village @                 295        1995      12/97      3-30
 Cascade
 Wimbledon Woods           944        1975       3/98      3-30
 Windsor Terrace           226        1972      09/97      3-30
 Westwood                  190        1963       3/98      3-30
                     ------------
                       $73,638
                     ============

Schedule 1

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                            (Dollars in thousands)

                                                                                                        Gross annual
                                                               Initial cost                      carried at close of period
                                                           ---------------------    Costs    ----------------------------------
                         Total                                                   capitalized
                        rentable                                     Buildings   subsequent                Buildings
                         square                                         and          to        Land and       and
    Property            footage    Location    Encumbrance   Land   improvements acquisition improvements Improvements Total(1)
    --------            -------- ------------- ----------- -------- ------------ ----------- ------------ ------------ --------
Commercial
properties
 925 East Meadow..       17,404  Palo Alto, CA       --       1,401      3,172         805        1,762        3,616      5,378
 777 California(4)(5)..  44,827  Palo Alto, CA       --         --       6,700       8,731           16       15,415     15,431
                         ------                 --------   --------   --------     -------     --------     --------   --------
                         62,231                      --       1,401      9,872       9,536        1,778       19,031     20,809
                         ------                 --------   --------   --------     -------     --------     --------   --------
 Total
 multifamily and
 commercial
 properties......                               $325,822   $217,323   $630,207     $42,434     $219,115     $670,849   $889,964
                                                ========   ========   ========     =======     ========     ========   ========
                                                           Depreciable
                        Accumulated    Date of      Date      lives
    Property            depreciation construction acquired   (years)
    --------            ------------ ------------ -------- -----------
Commercial
properties
 925 East Meadow..            145        1984      11/97      3.30
 777 California(4)(5)..     4,006        1987       7/86      3.30
                        ------------
                            4,151
                        ------------
 Total
 multifamily and
 commercial
 properties......         $77,789
                        ============

                                                 1998      1997      1996
                                               --------  --------  --------
Real estate:
 Balance at beginning of year................. $730,987  $393,809  $284,358
 Improvements.................................   12,200     4,533     3,406
 Acquisition of real estate...................  169,934   345,750   118,107
 Disposition of real estate...................  (23,157)  (13,105)  (12,062)
                                               --------  --------  --------
 Balance at end of year....................... $889,964  $730,987  $393,809
                                               ========  ========  ========

                                                   1998     1997     1996
                                                  -------  -------  -------
Accumulated depreciation:
 Balance at beginning of year.................... $58,040  $47,631  $40,281
 Dispositions....................................  (2,183)  (3,504)  (1,470)
 Depreciation expense--Acquisitions..............   2,888    2,086      905
 Depreciation expense............................  19,044   11,827    7,915
                                                  -------  -------  -------
 Balance at end of year.......................... $77,789  $58,040  $47,631
                                                  =======  =======  =======

----
(1) The aggregate cost for federal income tax purposes is $749,718.
(2) Phase I was built in 1969 and Phase II was built in 1977.
(3) A portion of land is leased pursuant to a ground lease expiring in 2028.
(4) Land is leased pursuant to a ground lease expiring in 2054.
(5) This property secures the Operating Partnership's $10,000 line of credit.
(6) Cochran Apartments, a 58 unit multifamily community, was purchased in April 1998 and is adjacent to Park Place/Windsor Court. Initial capitalized cost was $5,547.
(7) A portion of The Shores land value was allocated to real estate under development for the Canyon Point project in the amount of $1,757.

  A summary of activity for real estate and accumulated depreciation is as follows:

 Exhibit
   No.                               Document
 -------                             --------
  3.1    Articles of Amendment and Restatement of Essex dated June 22,       --
          1995, attached as Exhibit 3.1 to Essex's Quarterly Report on
          Form 10-Q for the Quarter ended June 30, 1995, and incorporated herein by reference.

  3.2    Articles Supplementary of Essex Property Trust, Inc. for the        --
          8.75% Convertible Preferred Stock, Series 1996A, attached as
          Exhibit 3.1 to Essex's Current Report on Form 8-K, filed August
          13, 1996, and incorporated herein by reference.

  3.3    First Amendment to Articles of Amendment and Restatement of         --
          Essex Property Trust, Inc., attached as Exhibit 3.1 to Essex's
          10-Q as of September 30, 1996, and incorporated herein by
          reference.

  3.4    Certificate of Correction to Exhibit 3.2 dated December 20,        (2)
          1996.

  3.5    Amended and Restated Bylaws of Essex Property Trust, Inc.,          --
          attached as Exhibit 3.2 to Essex's Current Report on Form 8-K,
          filed August 13, 1996, and incorporated herein by reference.

  3.6    Certificate of Amendment of the Bylaws of Essex Property Trust,    (2)
          Inc., dated December 17, 1996.

  3.7    Articles Supplementary reclassifying 2,000,000 shares of Common     --
          Stock as 2,000,000 shares of 7.875% Series B Cumulative
          Redeemable Preferred Stock, filed with the State of Maryland on
          February 10, 1998, attached as Exhibit 3.1 to Essex's Current
          Report on Form 8-K, filed March 3, 1998, and incorporated
          herein by reference.

  3.8    Articles Supplementary reclassifying 500,000 shares of Common       --
          Stock as 500,000 shares of 9 1/8% Series C Cumulative
          Redeemable Preferred Stock, filed with the State of Maryland on
          November 25, 1998.

  3.9    Certificate of Correction to Exhibit 3.2 dated February 12,         --
          1999.

  4.0    Articles Supplementary reclassifying 6,617,822 shares of Common     --
          Stock as 6,617,822 shares of Series A Junior Participating
          Preferred Stock, filed with the State of Maryland on November
          13, 1998.

  4.1    Rights Agreement, dated as of November 11, 1998, between Essex      --
          Property Trust, Inc., and attached as Exhibit 1 to Essex's
          Registration Statement filed on Form 8-A BankBoston, N.A., as
          Rights Agent, including all exhibits thereto, dated November
          12, 1998, and incorporated herein by reference.

 10.1    Essex Property Trust, Inc. 1994 Stock Incentive Plan (amended       --
          and restated as of April 3, 1997 and previously known as the
          1994 Employee Stock Incentive Plan), attached as Exhibit 10.7 to the Essex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.*

 10.2    First Amended and Restated Agreement of Limited Partnership of      --
          Essex Portfolio, L.P. attached as Exhibit 10.1 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended September
          30, 1997, and incorporated herein by reference.

 10.3    First Amendment to the First Amended and Restated Agreement of      --
          Limited Partnership of Essex Portfolio, L.P. dated February 6,
          1998, attached as Exhibit 10.1 to Essex's Current Report on
          Form 8-K, filed March 3, 1998, and incorporated herein by
          reference.

 10.4    Second Amendment to the First Amended and Restated Agreement of     --
          Limited Partnership of Essex Portfolio, L.P. dated April 20,
          1998, attached as Exhibit 10.1 to Essex's Current Report on
          Form 8-K, filed April 23, 1998, and incorporated herein by reference.

 10.5    Third Amendment to the First Amended and Restated Agreement of      --
          Limited Partnership of Essex Portfolio, L.P. dated November 24,
          1998.

 10.6    Form of Essex Property Trust, Inc. 1994 Non-Employee and           (1)
          Director Stock Incentive Plan.

 10.7    Form of Essex Property Trust, Inc. 1994 Employee Stock Incentive   (1)
          Plan.

 Exhibit
   No.                               Document
 -------                             --------
 10.8    Form of Non-Competition Agreement between Essex and each of        (1)
          Keith R. Guericke and George M. Marcus.*

 10.9    Termination of Non-Compete Agreement between Essex Property         --
          Trust, Inc. and George M. Marcus.*

 10.10   Contribution Agreement by and among Essex, the Operating           (1)
          Partnership and the Limited Partners in the Operating
          Partnership.

 10.11   Form of Indemnification Agreement between Essex and its            (1)
          directors and officers.

 10.12   Stock Purchase Agreement dated as of June 20, 1996 by and           --
          between Essex Property Trust, Inc. and Tiger/Westbrook Real
          Estate Fund L.P. and Tiger/Westbrook Real Estate Co-Investment
          Partnership, L.P., attached as Exhibit 10.1 to Essex's Current
          Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.

 10.13   Amendment No. 1 to Stock Purchase Agreement dated as of July 1,     --
          1996 by and between Essex Property Trust, Inc. and
          Tiger/Westbrook Real Estate Fund, L.P. and Tiger/ Westbrook
          Real Estate Co-Investment Partnership, L.P., attached as
          Exhibit 10.2 to Essex's Current Report on Form 8-K, filed
          August 13, 1996, and incorporated herein by reference.

 10.14   First Amendment to Investor Rights Agreement dated July 1, 1996     --
          by and between George M. Marcus and The Marcus & Millichap
          Company, attached as Exhibit 10.3 to Essex's Current Report on
          Form 8-K, filed August 13, 1996, and incorporated herein by reference.

 10.15   Leasehold agreement between Houghton Mifflin Company and           (1)
          Stanford University dated as of February 1, 1955, as amended.

 10.16   Agreement by and among M&M, M&M REIBC and the Operating            (1)
          Partnership and Essex regarding Stock Options.

 10.17   Co-Brokerage Agreement by and among Essex, the Operating           (1)
          Partnership, M&M REIBC and Essex Management Corporation.

 10.18   General Partnership Agreement of Essex Washington Interest         (1)
          Partners.

 10.19   Form of Office Lease between the Operating Partnership and the     (1)
          Marcus and Millichap Company.

 10.20   Form of Management Agreement between the Operating Partnership     (1)
          and Essex Management Corporation regarding the retail
          Properties.

 10.21   Form of Amended and Restated Agreement among Tenants-in-Common     (1)
          regarding Pathways Property.

 10.22   Form of Promissory Note made by Gilroy Associates and San Pablo    (1)
          Medical Investors in favor of the Operating Partnership.

 10.23   Form of Investor Rights Agreement between Essex and the Limited    (1)
          Partner of the Operating Partnership.

 10.24   Registration Rights Agreement, dated as of June 20, 1996,           --
          attached as Exhibit 10.8 to Essex's Current Report on Form 8-K,
          filed August 13, 1996, and incorporated herein by reference.

 10.25   Letter Agreement, dated July 1, 1996, among Essex Property          --
          Trust, Inc., Essex Portfolio, L.P., Tiger/Westbrook Real Estate
          Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment
          Partnership, L.P., attached as Exhibit 10.9 to Essex's Current
          Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.

 10.26   Letter Agreement with Tiger/Westbrook entities re: Limitations      --
          on Ownership of Stock of the Company, attached as Exhibit 10.1 to Essex's 10-Q as of September 30, 1996, and incorporated herein by reference.

 10.27   Phantom Stock Unit Agreement for Mr. Guericke, attached as          --
          Exhibit 10.1 to Essex's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1997, and incorporated herein by
          reference.*

 Exhibit
   No.                               Document
 -------                             --------
 10.28   Phantom Stock Unit Agreement for Mr. Schall, attached as Exhibit    --
          10.2 to Essex's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*

 10.29   Replacement Promissory Note (April 15, 1996) and Pledge             --
          Agreement for Mr. Guericke, attached as Exhibit 10.3 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended March 31,
          1997, and incorporated herein by reference.

 10.30   Promissory Note (December 31, 1996) and Pledge Agreement for Mr.    --
          Guericke, attached as Exhibit 10.4 to Essex's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and
          incorporated herein by reference.

 10.31   Replacement Promissory Note (April 30, 1996) and Pledge             --
          Agreement for Mr. Schall, attached as Exhibit 10.5 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended March 31,
          1997, and incorporated herein by reference.

 10.32   Promissory Note (December 31, 1996) and Pledge Agreement for Mr.    --
          Schall, attached as Exhibit 10.6 to Essex's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1997, and
          incorporated herein by reference.

 10.33   First Amended and Restated Agreement of Limited Partnership of      --
          Western-Highridge I Investors, effective as of May 13, 1997, attached as Exhibit 10.1 to Essex's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

 10.34   First Amended and Restated Agreement of Limited Partnership of      --
          Irvington Square Associates, effective as of May 13, 1997, attached as Exhibit 10.2 to Essex's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

 10.35   Fourth Amended and Restated Agreement of Limited Partnership of     --
          Western-Palo Alto II Investors, effective as of May 13, 1997, attached as Exhibit 10.3 to Essex's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

 10.36   Fourth Amended and Restated Agreement of Limited Partnership of     --
          Western Riviera Investor, effective as of May 13, 1997,
          attached as Exhibit 10.4 to Essex's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

 10.37   Fourth Amended and Restated Agreement of Limited Partnership of     --
          Western-San Jose III Investors, effective as of May 13, 1997, attached as Exhibit 10.5 to Essex's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

 10.38   Registration Rights Agreement, effective as of May 13, 1997, by     --
          and between the Company and the limited partners of Western-
          Highridge I Investors, Irvington Square Associates, Western-
          Palo Alto II Investors, Western Riviera Investors, and Western-
          San Jose III Investors, attached as Exhibit 10.6 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1997, and incorporated herein by reference.

 10.39   Ninth Modification Agreement to the Amended and Restated            --
          Revolving Loan Agreement, attached as Exhibit 10.2 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended September
          30, 1997, and incorporated herein by reference.

 10.40   Revolving Loan Agreement between Essex Portfolio, L.P., a           --
          California limited partnership and Bank of America National
          Trust and Savings Association dated as of May 11, 1998,
          attached as Exhibit 10.1 to Essex's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

 10.41   $100,000,000 Promissory Note between Essex Portfolio, L.P., and     --
          Essex Morgan Funding Corporation, attached as Exhibit 10.1 to
          Essex's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1998, and incorporated herein by reference.

 Exhibit
   No.                              Document
 -------                            --------
 12.1    Schedule of Computation of Ratio of Earnings to Fixed Charges    --
          and Preferred Stock Dividends.

 21.1    List of Subsidiaries of Essex Property Trust, Inc.               --

 23.1    Consent of Independent Public Accountants.                       --

 27.1    Article 5 Financial Data Schedule (Edgar Filing Only)            --

--------
(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 * Management contract or compensatory plan or agreement.