Form 10-Q
period 1999-03-31
ESSEX PROPERTY TRUST INC
filed 1999-05-14
CIK 920522

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:
                      17,161,016 shares of Common Stock
                              as of May 5, 1999

                              TABLE OF CONTENTS
                                  FORM 10-Q


                         Part I                                         Page No.
                                                                        --------

Item 1    Financial Statements (Unaudited)                                  3

          Consolidated Balance Sheets
          as of March 31, 1999 and December 31, 1998                        4

          Consolidated Statements of Operations
          for the three months ended March 31, 1999 and 1998                5

          Consolidated Statements of  Stockholders' Equity
          for the three months ended March 31, 1999
          and the year ended December 31, 1998                              6

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1999 and 1998                7

          Notes to Consolidated Financial Statements                        8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12

Item 3    Quantitative and Qualitative Disclosure About Market Risk        17

                         Part II

Item 2    Changes in Securities and Use of Proceeds                        19

Item 6    Exhibits and Reports on Form 8-K                                 19

          Signatures                                                       20

Part I    Financial Information
------    ---------------------

Item 1:   Financial Statements (Unaudited)
          --------------------------------

          "Essex" or "The Company" means Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, or where the context otherwise requires, Essex Portfolio, L.P., a limited partnership in which Essex Property Trust, Inc. is the sole general partner.

          The information furnished in the accompanying consolidated unaudited balance sheets, statements of operations, stockholders' equity and cash flows of the Company reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

          The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ESSEX PROPERTY TRUST, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                        March 31,            December 31,
                                      Assets                              1999                   1998
                                      ------                        -----------------     -----------------
Real estate:
     Rental properties:
         Land and land improvements                                 $         219,264     $         219,115
         Buildings and improvements                                           674,396               670,849
                                                                    -----------------     -----------------
                                                                              893,660               889,964
         Less accumulated depreciation                                        (83,866)              (77,789)
                                                                    -----------------     -----------------
                                                                              809,794               812,175
     Investments                                                               11,239                10,590
     Real estate under development                                             77,391                53,213
                                                                    -----------------     -----------------
                                                                              898,424               875,978

Cash and cash equivalents-unrestricted                                          2,245                 2,548
Restricted cash                                                                15,249                15,532
Notes and other related party receivables                                      10,788                10,450
Notes and other receivables                                                    18,738                18,809
Prepaid expenses and other assets                                               4,825                 3,444
Deferred charges, net                                                           5,142                 5,035
                                                                    -----------------     -----------------
                                                                    $         955,411     $         931,796
                                                                    =================     =================

                    Liabilities and Stockholders' Equity
                    ------------------------------------

Mortgage notes payable                                              $         352,778     $         325,822
Lines of credit                                                                32,000                35,693
Accounts payable and accrued liabilities                                       29,906                28,601
Dividends payable                                                              11,320                11,145
Deferred gain                                                                   5,002                 5,002
Other liabilities                                                               5,313                 5,301
                                                                    -----------------     -----------------
                             Total liabilities                                436,319               411,564

Minority interests                                                            130,237               130,432

Stockholders' equity:
     8.75% Convertible Preferred Stock, Series 1996A: $.0001
       par value, 1,512,500 and 1,600,000 authorized, 1,512,500                     1                     1
       and 1,600,000 issued and outstanding
     Common stock, $.0001 par value, 659,369,678 and
       659,282,178 authorized, 16,755,916 and 16,640,616
       issued and outstanding                                                       2                     2
     7.875% Series B cumulative redeemable preferred stock:
       $.0001 par value, 2,000,000 shares authorized and no
       shares issued and outstanding                                                -                     -
     9.125% Series C cumulative redeemable preferred
       stock:  $.0001 par value, 500,000 shares authorized
       and no shares issued and outstanding                                         -                     -
     Excess stock, $.0001 par value, 330,000,000 shares
       authorized and no shares issued and outstanding                              -                     -
     Additional paid-in capital                                               431,317               431,278
     Accumulated deficit                                                      (42,465)              (41,481)
                                                                    -----------------     -----------------
                             Total stockholders' equity                       388,855               389,800
                                                                    -----------------     -----------------
                                                                    $         955,411     $         931,796
                                                                    =================     =================

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                             Three months ended
                                                                   ----------------------------------------
                                                                        March 31,             March 31,
                                                                          1999                  1998
                                                                   ------------------    ------------------
Revenues:
     Rental                                                        $           31,902    $          26,530
     Other property                                                               696                  522
                                                                   ------------------    ------------------
        Total property                                                         32,598               27,052
     Interest and other                                                         1,292                  784
                                                                   ------------------    ------------------
        Total revenues                                                         33,890               27,836
                                                                   ------------------    -----------------

Expenses:
     Property operating expenses
        Maintenance and repairs                                                 2,095                2,268
        Real estate taxes                                                       2,517                2,187
        Utilities                                                               1,995                1,717
        Administrative                                                          2,743                1,903
        Advertising                                                               509                  378
        Insurance                                                                 221                  300
        Depreciation and amortization                                           6,045                4,669
                                                                   ------------------    -----------------
                                                                               16,125               13,422
                                                                   ------------------    -----------------
     Interest                                                                   4,934                3,797
     Amortization of deferred financing costs                                     130                  144
     General and administrative                                                 1,011                  818
                                                                   ------------------    -----------------
        Total expenses                                                         22,200               18,181
                                                                   ------------------    -----------------
        Income before minority interests                                       11,690                9,655
     Minority interests                                                        (3,236)              (1,730)
                                                                   -------------------   -----------------
            Net income                                                          8,454                7,925
     Preferred stock dividends                                                   (831)                (875)
                                                                   -------------------   -----------------
            Net income available to common stockholders            $            7,623    $           7,050
                                                                   ===================   =================

Per share data:
     Basic:
            Net income                                             $              0.46   $            0.42
                                                                   ===================   =================

        Weighted average number of shares
          outstanding during the period                                     16,735,640          16,618,186
                                                                   ===================   =================

     Diluted:
            Net income                                             $              0.45   $            0.42
                                                                   ===================   =================

        Weighted average number of shares
          outstanding during the period                                     16,888,989          16,848,800
                                                                   ===================   =================
     Dividend per share                                            $             0.500   $           0.450
                                                                   ===================   =================

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                Consolidated Statements of Stockholders' Equity

               For the three months ended March 31, 1999 and the
                         year ended December 31, 1998
                                  (Unaudited)
                       (Dollars and shares in thousands)

                                            Preferred stock        Common stock        Additional
                                         --------------------  ---------------------     paid-in       Accumulated
                                           Shares     Amount      Shares     Amount      capital         deficit          Total
                                         ---------  ---------  ----------  ---------  -------------  ---------------  -------------
Balances at December 31, 1997                1,600  $       1      16,615  $       2  $     430,804  $       (31,892) $     398,915

Shares issued from Dividend
   Reinvestment Plan                             -          -           2          -             10                -             10
Net proceeds from options exercised              -          -          24          -            464                -            464
Net income                                       -          -           -          -              -           26,328         26,328
Dividends declared                               -          -           -          -              -          (35,917)       (35,917)

                                         ---------  ---------  ----------  ---------  -------------  ---------------  -------------
Balances at December 31, 1998                1,600          1      16,641          2        431,278          (41,481)       389,800
                                         ---------  ---------  ----------  ---------  -------------  ---------------  -------------

Shares issued from conversion
   of Convertible Preferred Stock              (88)         -         100          -              -                -              -
Net proceeds from options exercised              -          -          14          -             39                -             39
Net income                                       -          -           -          -              -            8,454          8,454
Dividends declared                               -          -           -          -              -           (9,438)        (9,438)

                                         =========  =========  ==========  =========  =============  ===============  =============
Balances at March 31, 1999                  1,512   $       1      16,755  $       2  $     431,317  $       (42,465) $     388,855
                                         =========  =========  ==========  =========  =============  ===============  =============

   See accompanying notes to the consolidated unaudited financial statements

                           ESSEX PROPERTY TRUST, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                              Three months ended
                                                                    ---------------------------------------
                                                                          March 31,            March 31,
                                                                            1999                 1998
                                                                    -----------------     -----------------
Net cash provided by operating activities                           $          18,800     $          13,683
                                                                    -----------------     -----------------
Cash flows from investing activities:
     Additions to real estate                                                  (4,874)              (99,578)
     Increase in restricted cash                                                  283                (8,181)
     Dispositions of real estate                                                    -                15,842
     Issuances of notes receivable                                               (152)                 (140)
     Additions to related party notes and other receivables                      (815)               (3,836)
     Repayment of related party notes and other receivables                       477                 2,833
     Additions to real estate under development                               (24,834)               (2,112)
     Distributions from investments in corporations
        and limited partnerships                                                  327                   161
                                                                    -----------------     -----------------
        Net cash used in investing activities                                 (29,588)              (95,011)
                                                                    -----------------     -----------------

Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
        and lines of credit                                                    53,000                74,275
     Repayment of mortgage and other notes payable
        and lines of credit                                                   (29,737)              (40,550)
     Additions to deferred charges                                               (337)                 (424)
     Payment of offering related costs                                             62                    25
     Net proceeds from preferred units sales                                        -                58,275
     Net proceeds from stock options exercised and shares
        issued through dividend reinvestment plan                                  39                   208
     Distributions to minority interest/partners                               (3,026)                 (843)
     Redemption of operating partnership units                                   (200)                    -
     Dividends paid                                                            (9,316)               (8,346)
                                                                    -----------------     -----------------
        Net cash provided by financing activities                              10,485                82,620
                                                                    -----------------     -----------------
Net increase (decrease) in cash and cash equivalents                             (303)                1,292
Cash and cash equivalents at beginning of period                                2,548                 4,282
                                                                    -----------------     -----------------
Cash and cash equivalents at end of period                          $           2,245     $           5,574
                                                                    =================     =================

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of amount capitalized              $           3,446     $           3,410
                                                                    =================     =================

Supplemental disclosure of non-cash investing and
     Financing activities: Dividends payable                        $          11,320     $           9,919
                                                                    =================     =================

     See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                            March 31, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)

(1) Organization and Basis of Presentation
    --------------------------------------

    The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

    The unaudited consolidated financial statements for the three months ended March 31, 1999 and 1998 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 90.0%, 89.9% and 89.9% general partnership interest as of March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

    As of March 31, 1999, the Company operates and has ownership interests in 58 multifamily properties (containing 12,267 units) and five commercial properties (with approximately 290,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Significant Transactions
    ------------------------

    (A)  Development Activities
    ---------------------------

    The Company is developing eight multifamily residential projects, which are anticipated to contain an aggregate of 1,578 multifamily units. The Company expects that such projects will be substantially completed during 1999. In connection with these projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. As of March 31, 1999, the Company is committed to fund approximately $83,000, representing the estimated cost to complete these projects.

    (B) Equity Transactions
    -----------------------

    On January 6, 1999, Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.), and Westbrook Real Estate Co-Investment Partnership I, L.P. (formerly known as Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.) (collectively, Tiger/Westbrook) converted 87,500 shares of its ownership in the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") into 100,000 shares of Common Stock. The Company has filed a shelf registration statement covering Tiger/Westbrook's resale of all shares of Common Stock issuable upon conversion of the Convertible Preferred Stock. The shelf registration statement was declared effective by the Securities and Exchange Commission in December 1998.

    Subsequent to March 31, 1999, Tiger/Westbrook converted an additional 437,500 shares of Convertible Preferred Stock into 500,000 shares of Common Stock. As of May 10, 1999, Tiger Westbrook owned 1,075,000 shares of Convertible Preferred Stock.

                  Notes to Consolidated Financial Statements
                            March 31, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


    In March 1999 the Company's Board of Directors authorized the Operating Partnership to purchase up to 500,000 shares of the Company's Common Stock, or approximately 3% of the issued and outstanding Common Stock of the Company, at a total price not to exceed $29.00 in the open market or through negotiated or block transactions.

    (C)  Debt Related Transactions
    ------------------------------

    On February 24, 1999, the Company entered into two long-term non-recourse mortgages totaling $27.5 million. The two loans are secured by one property each; both properties were previously unencumbered. The loans bear interest at a fixed rate of 6.4% and are due in April 2009. The proceeds were used to reduce outstanding balances under the Company's $100 million unsecured line of credit.

    (D)  Subsequent Events
    ----------------------

    In April 1999, the Operating Partnership purchased 257,000 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for the shares was $27.14. The amount paid for the shares will be reflected as a reduction of the common stock and additional-paid-in-capital in the Company's consolidated balance sheets for the quarter ended June 30, 1999.

(3) Related Party Transactions
    --------------------------

    All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC") are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 1999 and 1998 totaled $102 and $76, respectively and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

    Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap ("M&M"), including operating expense reimbursements of $225 and $201 for the three months ended March 31, 1999 and 1998, respectively.

    Other income includes interest income of $86 and $205 for the three months ended March 31, 1999 and 1998, respectively, earned principally on the notes receivable from related party partnerships in which the Company owns an ownership interest ("Joint Ventures"). Other income also includes management fee income earned by the Company from its Joint Ventures of $159 and $105 for the three months ended March 31, 1999 and 1998, respectively. Also included in other income for the three months ended March 31, 1999 and 1998 is $185 and $-0-, respectively representing income earned from operations of its Joint Venture development projects.

                  Notes to Consolidated Financial Statements
                            March 31, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


Notes and other related party receivables as of March 31, 1999 and December 31, 1998 consist of the following:

                                                                    March 31,    December 31,
                                                                      1999           1998
                                                                  ------------   ------------
   Notes receivable from Joint Ventures:
     Note receivable from Highridge Apartments
     secured, bearing interest at 9.4%, due March 2008            $      1,047   $      1,047

     Note receivable from Fidelity I, secured,
     bearing interest at 8%, due on demand                               1,358          1,358

     Note receivable from Fidelity I and JSV,
      secured, bearing interest at 9.5-10%, due 2015                       800            800

     Note receivable from Highridge, non-interest
      bearing, due on demand                                             3,038          2,928

     Note receivable from Portland Shopping
      Centers, non-interest bearing, due on demand                       1,209          1,209

     Note receivable from Anchor Village, non-interest
      bearing, due on demand                                             1,054            933

   Other related party receivables:
     Loans to officers, bearing interest at
      8%, due April 2006                                                   500            500

     Other related party receivables, substantially
      due on demand                                                      1,782          1,675
                                                                  ------------   ------------
                                                                  $     10,788   $     10,450
                                                                  ============   ============

    Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4) Forward Treasury Contracts:
    ---------------------------

    The Company has four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10 year treasury rate at between 6.15% - 6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to the multifamily development projects and a maturity of an $18,520 fixed rate loan. These contracts will be settled no later than June 2000. If the contracts were settled as of March 31, 1999, the Company would be obligated to pay approximately $3,172.

    The Company has a LIBOR based swap contract for a notional amount of $12,298, fixing the one month LIBOR rate at 6.14%. This contract limits the Company's interest rate exposure on borrowings on its LIBOR based lines of credit. If this contract were settled as of March 31, 1999 the Company would be obligated to pay approximately $240.

(5) New Accounting Pronouncements:
    ------------------------------

    In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS
    133), Accounting for Derivative Instruments and Hedging Activities. The Company will adopt SFAS 133 for interim

                  Notes to Consolidated Financial Statements
                            March 31, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


    periods beginning in 2000, the effective date of SFAS 133. Had SFAS 133 been implemented in the first quarter of 1999, a charge to earnings of $3,172 relating to treasury contracts that do not qualify as anticipatory hedges under SFAS 133 would have been recorded. Such charge would be considered a non-recurring item and therefore would not effect the Company's calculation of funds from operations.

(6) Segment Information:
    --------------------

    The Company defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located, Northern California, Southern California, and the Pacific Northwest. Non-segment property revenues and net operating income included in the following schedule consists of revenue generated from the Company's two commercial properties. Excluded from segment revenues is interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                         Three months ended
                                                  March 31, 1999      March 31, 1998
   ---------------------------------------------------------------------------------
   Revenues
         Northern California                      $       11,288      $        9,242
         Southern California                              12,509               9,143
         Pacific Northwest                                 8,116               7,780
                                                  --------------      --------------
              Total segment revenues                      31,913              26,165
   Non-segment property revenues                             685                 887
   Interest and other income                               1,292                 784
                                                  --------------      --------------
              Total revenues                      $       33,890      $       27,836
                                                  ==============      ==============

   Net operating income:
         Northern California                      $        8,562      $        6,828
         Southern California                               8,332               5,915
         Pacific Northwest                                 5,376               4,926
                                                  --------------      --------------
              Total segment net operating income          22,270              17,669
   Non-segment net operating income                          248                 630
   Interest and other income                               1,292                 784
   Depreciation and amortization                          (6,045)             (4,669)
   Interest                                               (4,934)             (3,797)
   Amortization of deferred financing costs                 (130)               (144)
   General and administrative                             (1,011)               (818)
                                                  --------------      --------------
         Income before minority interests         $       11,690      $        9,655
                                                  ==============      ==============

                                                  March 31, 1999   December 31, 1998
   ---------------------------------------------------------------------------------
   Assets:
         Northern California                      $      240,166      $      241,676
         Southern California                             354,607             355,077
         Pacific Northwest                               197,424             198,761
                                                  --------------      --------------
              Total segment net real estate
               assets                                    792,197             795,514
   Non-segment net real estate assets                     17,597              16,661
                                                  --------------      --------------
         Net real estate assets                          809,794             812,175
   Non-segment assets                                    145,617             119,621
                                                  --------------      --------------
         Total assets                             $      955,411      $      931,796
                                                  ==============      ==============

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three months ended March 31, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations were conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 1999, December 31, 1998 and March 31, 1998, owned an 90.0%, 89.9% and 89.9% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 1999, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for 98% and 97% of its property revenues for the three months ended March 31, 1999 and 1998, respectively. The Company's properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Company's portfolio has exceeded 95% for the last five years.

The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ended December 31, 1994. In order to maintain compliance with REIT tax rules, the Company provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). The Company owns 100% of EMC's 19,000 shares of non-voting Preferred Stock. Executives of the Company own 100% of EMC's 1,000 shares of Common Stock.

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 48 multifamily residential properties and its headquarters building. Of the properties acquired since the IPO, 11 are located in Northern California, 21 are located in Southern California, 16 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 9,498 multifamily units and approximately 17,500 square feet for the headquarters building with total capitalized acquisition costs of approximately $716.7 million. As part of its active portfolio management strategy, the Company has sold, since its IPO, six multifamily residential properties (five in Northern California and one in the Pacific Northwest) consisting of a total of 819 units and disposed of six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $71.1 million resulting in a total net realized gain of approximately $13.6 million and a deferred gain of $5.0 million.

The Company has committed approximately $204.9 million relating to eight development projects which are expected to contain an aggregate of 1,578 multifamily units and to be substantially completed during 1999. At March 31, 1999, the Company's remaining commitment to fund the estimated total cost of such projects is approximately $83.0 million.

The Company defines "financial occupancy" as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. Average financial occupancy rates of the Company's multifamily Same Store Properties (properties owned by the Company for the three months ended March 31, 1999 and 1998) increased to 96.1% for the three months ended March 31, 1999 from 95.8%, for the three months ended March 31, 1998. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the three months ended March 31, 1999 and 1998 are as follows:

                             March 31,   March 31,
                               1999        1998
                            ----------  ----------

     Northern California         96.8%       96.9%
     Southern California         97.0%       96.1%
     Pacific Northwest           94.4%       94.0%

The Company's commercial properties were 100% occupied (based on square footage) as of March 31, 1999.

Results of Operations

Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended
-----------------------------------------------------------------------------
March 31, 1998.
---------------

Total Revenues increased by $6,054,000 or 21.7% to $33,890,000 in the first quarter of 1999 from $27,836,000 in the first quarter of 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                  Three Months Ended
                                                       March 31,
                                       Number of       ---------       Dollar   Percentage
                                      Properties    1999       1998    Change     Change
                                      ----------  --------   --------  ------   ----------
Revenues
   Property revenues Same Store
     Properties
      Northern California                     12  $  9,151   $  8,774  $  377          4.3%
      Southern California                     15     8,625      7,967     658          8.3
      Pacific Northwest                       18     7,562      7,174     388          5.4
      Commercial                               2       685        496     189         38.1
                                      ----------  --------   --------  ------   ----------
         Total property revenues
           Same Store Properties              47    26,023     24,411   1,612          6.6%
                                      ==========
   Property revenues properties
     acquired/disposed of
     subsequent to January 1, 1998                   6,575      2,641   3,934        149.0
                                                  --------   --------  ------   ----------
         Total property revenues                    32,598     27,052   5,546         20.5
                                                  --------   --------  ------   ----------
Interest and other income                            1,292        784     508         64.8
                                                  --------   --------  ------   ----------
         Total revenues                           $ 33,890   $ 27,836  $6,054         21.7%
                                                  ========   ========  ======   ==========


As set forth in the above table, $3,934,000 of the $6,054,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1998. During this period, the Company acquired interests in five multifamily properties (the "Acquisition Properties"), and disposed of one multifamily property and three retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $1,612,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 6.6% to $26,023,000 in the first quarter of 1999 from $24,411,000 in the first quarter of 1998. The majority of this increase was attributable to the 15 Same Store Properties located in Southern California. The property revenues of these properties increased by $658,000 or 8.3% to $8,625,000 in the first quarter of 1999 from $7,967,000 in the first quarter of 1998. The $658,000 increase is attributable to rental rate increases and the increase in financial occupancy to 97.0% in the first quarter of 1999 from 96.1% in the first quarter of 1998. The 18 multifamily residential properties located in the Pacific Northwest accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of these properties increased by $388,000 or 5.4% to $7,562,000 in the first quarter of 1999 from $7,174,000 in the first quarter of 1998. The $388,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 94.4% in the first quarter of 1999 from 94.0% in the first quarter of 1998. The 12 multifamily Same Store Properties located in Northern California also contributed to the Same Store Properties property revenues increase. The property revenues of the Same Store Properties in Northern California increased by $377,000 or 4.3% to $9,151,000 in the first quarter of 1999 from $8,774,000 in the first quarter of 1998. This $377,000 increase is primarily attributable to rental rate increases as reduced by the effect of the decrease in financial occupancy to 96.8% in the first quarter of 1999 from 96.9% in the first quarter of 1998. The increase in total revenue also reflected an increase of $508,000 attributable to other income, which primarily relates to interest income on outstanding notes receivables and also income earned from the Company's investments in joint venture development projects.

Total Expenses increased by $4,019,000 or approximately 22.1% to $22,200,000 in the first quarter of 1999 from $18,181,000 in the first quarter of 1998. Interest expense increased by $1,137,000 or 29.9% to $4,934,000 in the first quarter of 1999 from $3,797,000 in the first quarter of 1998. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $1,327,000 or 15.2% to $10,080,000 in the first quarter of 1999 from $8,753,000 in the first quarter of 1998. Of such increase, $1,475,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $193,000 in the first quarter of 1999 from the amount for the first quarter of 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Company.

Net income increased by $529,000 to $8,454,000 in the first quarter of 1999 from $7,925,000 in the first quarter of 1998. A significant component of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At March 31, 1999, the Company had $2,245,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. The Company has credit facilities in the aggregate committed amount of approximately $110,000,000. At March 31, 1999 the Company had $32,000,000 outstanding on its lines of credit, with interest rates during the first quarter of 1999 ranging from 6.0% to 6.8%. The Company expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company's unrestricted cash balance decreased by $303,000 from $2,548,000 as of December 31, 1998 to $2,245,000 as of March 31, 1999. This decrease was primarily a result of $29,588,000 of net cash used in investing activities, which was offset by $18,800,000 of net cash provided by operating activities and $10,485,000 of net cash provided by financing activities. Of the $29,588,000 net cash used in investing activities, $24,834,000 was used to fund real estate under development and $4,874,000 was used to upgrade rental properties. The $10,485,000 net cash provided by financing activities was primarily a result of $53,000,000 of proceeds from mortgage and other notes payable and lines of credit as offset by $29,737,000 of repayments of mortgages and other notes payable and lines of credit and $12,342,000 of dividends/distributions paid.

As of March 31, 1999, the total amount of the Company's outstanding debt was $384,778,000. Such indebtedness consisted of $293,958,000 in fixed rate debt, $32,000,000 of variable rate debt under the Company's line of credit and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

As of March 31, 1999, 35 of the Company's majority owned properties were encumbered by debt. The agreements underlying these encumbrances contain customary restrictive covenants which the Company believes do not have a material adverse effect on its operations. As of March 31, 1999, the Company was in compliance with such covenants. Also, of the Company's 35 properties encumbered by debt, 20 were secured by deeds of trust relating solely to those properties. With respect to the remaining 15 properties, eight properties secured one mortgage, three properties secured one mortgage, three properties secured one mortgage and one property secured the Company's $10 million line of credit.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the asset and are not related to preparing a multifamily property unit to be rented to a tenant. The Company expects to incur approximately $315 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1999. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for Acquisition Properties renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1999 and/or the funding thereof will not be significantly different than the Company's current expectations.

The Company is developing eight multifamily residential projects, which are anticipated to contain an aggregate of 1,578 multifamily units. The Company expects that such projects will be completed during 1999. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $204,900,000. As of March 31, 1999, the Company's remaining commitment to fund the estimated cost to complete is approximately $83,000,000. The Company expects to fund such commitments with some combination of its working capital amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

Year 2000 Compliance

The Company's State of Readiness. The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contains source code that are unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Company currently believes that its "Year 2000" issues are limited to information technology ("IT") systems (i.e., software programs and computer operating systems). There are no significant non-IT systems (i.e., devices used to control, monitor or assist the operation of equipment and machinery), the failure of which would have a material effect on the Company's operations. The Company has completed its assessment of the Year 2000 compliance issues presented by its IT systems.

Employing a team made up of internal personnel, the Company has identified IT systems that are not Year 2000 compliant and has substantially modified or replaced such systems as necessary. The Company has communicated with third parties with whom it does significant business, such as financial institutions and vendors to determine their readiness for Year 2000 compliance. Based on position statements received by the Company, it appears that the Year 2000 compliance effort being made by third parties with which the Company does significant business is sufficient to avoid a material adverse impact on the Company's liquidity or ongoing results of operations. However, no assurance can be given regarding the cost of their failure to comply. The Company is in the process of developing contingency plans should third parties with which the Company does significant business fail to be Year 2000 compliant.

Costs of Addressing the Company's Year 2000 issues. Given the information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. As of March 31, 1999, no compliance costs have been incurred by the Company. The costs of any future assessment and remediation will be paid out of the Company's general and administrative expenses.

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


Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's presentation of Funds From Operations. The following table sets forth Essex's calculation of Funds from Operations for the three months ended March 31, 1999 and 1998.

                                    March 31, 1999   March 31, 1998
                                    --------------   --------------

Income before minority interests    $   11,690,000   $    9,655,000
Adjustments:
   Depreciation & amortization           6,045,000        4,669,000
   Adjustment for unconsolidated
    joint ventures                         367,000          296,000

   Minority interests (1)               (2,363,000)        (907,000)
                                    --------------   --------------
   Funds from Operations            $   15,739,000   $   13,713,000
                                    ==============   ==============
 Weighted average number
  shares outstanding diluted (1)        20,496,718       20,550,845
                                    ==============   ==============


(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock into shares of the Company's Common Stock. Minority interests have been adjusted to reflect such conversion. Also includes common stock equivalents.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company believes that the principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of March 31, 1999 as interest rates are consistent with yields currently available to the Company for similar instruments.

For Year Ended:
 (In thousands)                1999      2000      2001      2002       2003   Thereafter       Total
Fixed rate debt              $1,809    20,395     2,429    24,472     30,083      214,770    $293,958
Average interest rate          7.06%     7.06%     6.56%     6.56%      5.71%        5.71%

Variable rate LIBOR debt     $    -    32,000         -         -          -       58,820(1) $ 90,820
Average interest rate             -      6.20%        -         -          -         5.50%

(1) $29,220,000 is capped at 7.2%

The Company has a LIBOR based swap contract for a notional amount of $12,298,000 fixing the one month LIBOR at 6.14% which limits interest rate exposure on borrowings under the LIBOR based lines of credit and matures in 2002. The fair value of this contract as of March 31, 1999 is approximately $239,500. The Company also has four forward treasury contracts for an aggregate notional amount of $60,000,000, locking the 10 year treasury rate at between 6.14%-6.26% which limit interest rate exposure on certain future debt financing and will be settled in 2000. The fair value of these contracts as of March

31, 1999 is approximately $3,171,500. The fair value represents the estimated payments that would be made to terminate the agreement at March 31, 1999.

The LIBOR based swap contract and the four forward treasury contracts represent the exposures that exist as of March 31, 1999. As firm commitments do not exist as of March 31, 1999, the information presented herein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that may arise during the period, the Company's hedging strategies at that time, and interest rates.

Part II   Other Information
-------   -----------------

Item 2:       Changes in Securities and Use of Proceeds
              -----------------------------------------

              None


Item 6:       Exhibits and Reports on Form 8-K

              A.     Exhibits
                     --------


              27.1   Article 5 Financial Data Schedule (EDGAR Filing Only)



              B.    Reports on Form 8-K
                    -------------------

              None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ESSEX PROPERTY TRUST, INC.



                                             /s/ Mark J. Mikl
                                             ----------------------------------
                                             Mark J. Mikl, Controller
                                             (Authorized Officer and
                                             Principal Accounting Officer)


                                             May 14, 1999
                                             ----------------
                                             Date