Form 10-Q
period 1999-06-30
ESSEX PROPERTY TRUST INC
filed 1999-08-13
CIK 920522

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

            (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   No __
                       -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:
                       18,029,851 shares of Common Stock
                             as of August 11, 1999

                               TABLE OF CONTENTS
                                   FORM 10-Q


                            Part I                                  Page No.
                                                                    --------

Item 1       Financial Statements (Unaudited)                            3

             Consolidated Balance Sheets
             as of June 30, 1999 and December 31, 1998                   4

             Consolidated Statements of Operations
             for the three months ended June 30, 1999 and 1998           5

             Consolidated Statements of Operations
             for the six months ended June 30, 1999 and 1998             6

             Consolidated Statements of Stockholders' Equity
             for the six months ended June 30, 1999
             and the year ended December 31, 1998                        7

             Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 1999 and 1998             8

             Notes to Consolidated Financial Statements                  9

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        14

Item 3       Quantitative and Qualitative Disclosure About Market Risk  21

                            Part II

Item 2       Changes in Securities and Use of Proceeds                  23

Item 6       Exhibits and Reports on Form 8-K                           23

             Signatures                                                 24

Part I    Financial Information
------    ---------------------


Item 1:  Financial Statements (Unaudited)
         --------------------------------

        "Essex" or the "Company" means Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, or where the context otherwise requires, Essex Portfolio, L.P., a limited partnership in which Essex Property Trust, Inc. is the sole general partner.

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

                          ESSEX PROPERTY TRUST, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                                              June 30,                 December 31,
                                            Assets                                             1999                        1998
                                            ------                                         -------------              --------------
Real estate:
    Rental properties:
       Land and land improvements                                                          $     233,060              $     219,115
       Buildings and improvements                                                                716,517                    670,849
                                                                                           -------------              -------------
                                                                                                 949,577                    889,964
       Less accumulated depreciation                                                             (90,030)                   (77,789)
                                                                                           -------------              -------------
                                                                                                 859,547                    812,175
    Investments                                                                                   11,895                     10,590
    Real estate under development                                                                 93,335                     53,213
                                                                                           -------------              -------------
                                                                                                 964,777                    875,978

Cash and cash equivalents - unrestricted                                                           1,795                      2,548
Restricted cash                                                                                   16,601                     15,532
Notes and other related party receivables                                                         14,811                     10,450
Notes and other receivables                                                                       10,414                     18,809
Prepaid expenses and other assets                                                                  2,726                      3,444
Deferred charges, net                                                                              5,701                      5,035
                                                                                           -------------              -------------
                                                                                           $   1,016,825              $     931,796
                                                                                           =============              =============


                           Liabilities and Stockholders' Equity
                           ------------------------------------

Mortgage notes payable                                                                     $     380,035              $     325,822
Lines of credit                                                                                   60,450                     35,693
Accounts payable and accrued liabilities                                                          36,181                     28,601
Dividends payable                                                                                 12,346                     11,145
Deferred gain                                                                                      5,002                      5,002
Other liabilities                                                                                  5,773                      5,301
                                                                                           -------------              -------------
                             Total liabilities                                                   499,787                    411,564

Minority interests                                                                               136,069                    130,432

Stockholders' equity:
    8.75% Convertible Preferred Stock, Series 1996A: $.0001
      par value, 184,687 and 1,600,000 authorized, 184,687                                             1                          1
      and 1,600,000 issued and outstanding
    Common stock, $.0001 par value, 660,697,491 and
      659,282,178 authorized, 18,022,802 and 16,640,616
      issued and outstanding                                                                           2                          2
    7.875% Series B cumulative redeemable preferred stock:
      $.0001 par value, 2,000,000 shares authorized and no
      shares issued and outstanding                                                                   -                          -
    9.125% Series C cumulative redeemable preferred
      stock: $.0001 par value, 500,000 shares authorized
      and no shares issued and outstanding                                                            -                          -
    Excess stock, $.0001 par value 330,000,000 shares
      authorized and no shares issued and outstanding                                                 -                          -
    Additional paid-in capital                                                                   424,649                    431,278
    Accumulated deficit                                                                          (43,683)                   (41,481)
                                                                                           -------------              -------------
                             Total stockholders' equity                                          380,969                    389,800
                                                                                           -------------              -------------
                                                                                           $   1,016,825              $     931,796
                                                                                           =============              =============


  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)



                                                                                   Three months ended
                                                                    -------------------------------------------------
                                                                           June 30,                    June 30,
                                                                             1999                        1998
                                                                    ----------------------      ---------------------
Revenues:
    Rental                                                            $             33,074        $            30,273
    Other property                                                                     789                        668
                                                                    ----------------------      ---------------------
         Total property                                                             33,863                     30,941
    Interest and other                                                               1,035                        743
                                                                    ----------------------      ---------------------
         Total revenues                                                             34,898                     31,684
                                                                    ----------------------      ---------------------
Expenses:
    Property operating expenses
         Maintenance and repairs                                                     2,292                      2,460
         Real estate taxes                                                           2,443                      2,231
         Utilities                                                                   2,013                      1,891
         Administrative                                                              2,356                      2,230
         Advertising                                                                   492                        470
         Insurance                                                                     221                        335
         Depreciation and amortization                                               6,247                      5,632
                                                                    ----------------------      ---------------------
                                                                                    16,064                     15,249
                                                                    ----------------------      ---------------------
    Interest                                                                         5,250                      5,217
    Amortization of deferred financing costs                                           138                        197
    General and administrative                                                       1,111                      1,016
                                                                    ----------------------      ---------------------
         Total expenses                                                             22,563                     21,679
                                                                    ----------------------      ---------------------
         Income before minority interests and                                       12,335                     10,005
           extraordinary item

    Minority interests                                                              (3,369)                    (2,457)
                                                                    ----------------------      ---------------------
         Income before extraordinary item                                            8,966                      7,548
    Extraordinary item:
         Loss on early extinguishment of debt                                          (90)                       -
                                                                    ----------------------      ---------------------
            Net income                                                               8,876                      7,548
    Preferred stock dividends                                                         (236)                      (875)
                                                                    ----------------------      ---------------------
            Net income available to common stockholders               $              8,640        $             6,673
                                                                    ======================      =====================


Per share data:
    Basic:
         Income before extraordinary item                             $               0.51        $              0.40
         Extraordinary item - debt extinguishment                                    (0.01)                       -
                                                                    ----------------------      ---------------------
            Net income                                                $               0.50        $              0.40
                                                                    ======================      =====================
         Weighted average number of shares
         outstanding during the period                                          17,238,910                 16,632,561
                                                                    ======================      =====================

    Diluted:
         Income before extraordinary item                             $               0.49        $              0.40
         Extraordinary item - debt extinguishment                                      -                          -
                                                                    ----------------------      ---------------------
            Net income                                                $               0.49        $              0.40
                                                                    ======================      =====================
         Weighted average number of shares
         outstanding during the period                                          18,447,710                 16,847,830
                                                                    ======================      =====================
    Dividend per share                                                $               0.55        $              0.50
                                                                    ======================      =====================

See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


                                                                                   Six months ended
                                                                    ------------------------------------------------
                                                                           June 30,                   June 30,
                                                                             1999                       1998
                                                                    ----------------------      --------------------
Revenues:
    Rental                                                            $             64,976        $           56,803
    Other property                                                                   1,485                     1,189
                                                                    ----------------------      --------------------
       Total property                                                               66,461                    57,992
    Interest and other                                                               2,328                     1,528
                                                                    ----------------------      --------------------
       Total revenues                                                               68,789                    59,520
                                                                    ----------------------      --------------------

Expenses:
    Property operating expenses
       Maintenance and repairs                                                       4,386                     4,728
       Real estate taxes                                                             4,960                     4,418
       Utilities                                                                     4,008                     3,608
       Administrative                                                                5,099                     4,133
       Advertising                                                                   1,001                       848
       Insurance                                                                       443                       635
       Depreciation and amortization                                                12,292                    10,301
                                                                    ----------------------      --------------------
                                                                                    32,189                    28,671
                                                                    ----------------------      --------------------

    Interest                                                                        10,184                     9,014
    Amortization of deferred financing costs                                           268                       341
    General and administrative                                                       2,122                     1,834
                                                                    ----------------------      --------------------
       Total expenses                                                               44,763                    39,860
                                                                    ----------------------      --------------------
       Income before minority interests and                                         24,026                    19,660
         extraordinary item

    Minority interests                                                              (6,607)                   (4,187)
                                                                    ----------------------      --------------------
       Income before extraordinary item                                             17,419                    15,473

    Extraordinary item:
       Loss on early extinguishment of debt                                            (90)                      -
                                                                    ----------------------      --------------------
         Net income                                                                 17,329                    15,473
    Preferred stock dividends                                                       (1,067)                   (1,750)
                                                                    ----------------------      --------------------
         Net income available to common stockholders                  $             16,262        $           13,723
                                                                    ======================      ====================


Per share data:
    Basic:
       Income before extraordinary item                               $               0.96        $             0.83
       Extraordinary item - debt extinguishment                                      (0.01)                      -
                                                                    ----------------------      --------------------
         Net income                                                   $               0.95        $             0.83
                                                                    ======================      ====================
       Weighted average number of shares
        outstanding during the period                                           16,988,665                16,625,413
                                                                    ======================      ====================

    Diluted:
       Income before extraordinary item                               $               0.94        $             0.81
       Extraordinary item - debt extinguishment                                        -                         -
                                                                    ----------------------      --------------------
         Net income                                                   $               0.94        $             0.81
                                                                    ======================      ====================
       Weighted average number of shares
        outstanding during the period                                           18,527,629                16,852,987
                                                                    ======================      ====================
    Dividend per share                                                $               1.05        $             0.95
                                                                    ======================      ====================

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                Consolidated Statements of Stockholders' Equity

                For the six months ended June 30, 1999 and the
                         year ended December 31, 1998
                                  (Unaudited)
                       (Dollars and shares in thousands)




                                      Preferred stock     Common stock        Additional
                                   ------------------- -------------------      paid-in    Accumulated
                                      Shares   Amount    Shares   Amount        capital      deficit          Total
                                   --------- --------- -------- ----------  -------------  -----------  ------------
Balances at December 31, 1997          1,600  $     1    16,615  $     2     $   430,804   $  (31,892)   $  398,915

Shares issued from Dividend
   Reinvestment Plan                    -        -            2      -                10          -              10
Net proceeds from options exercised     -        -           24      -               464          -             464
Net income                              -        -          -        -               -         26,328        26,328
Dividends declared                      -        -          -        -               -        (35,917)      (35,917)

                                   ---------------------------------------  -------------  -----------  ------------

Balances at December 31, 1998          1,600        1    16,641        2         431,278      (41,481)      389,800

Shares issued from conversion
     of Convertible Preferred Stock   (1,415)    -        1,618      -               -            -             -
Shares purchased by Operating
     Partnership                        -        -         (257)     -            (6,991)         -          (6,991)

Net proceeds from options exercised     -        -           20      -               362          -             362
Net income                              -        -          -        -               -         17,329        17,329
Dividends declared                      -        -          -        -               -        (19,531)      (19,531)

                                   ---------------------------------------  -------------  -----------  ------------

Balances at June 30, 1999                185  $     1      18,022$     2     $   424,649   $  (43,683)   $  380,969
                                   =======================================  =============  ===========  ============

   See accompanying notes to the consolidated unaudited financial statements

                          ESSEX PROPERTY TRUST, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (Dollars in thousands)

                                                                                       Six months ended
                                                                        ------------------------------------------------
                                                                                   June 30,                   June 30,
                                                                                     1999                       1998
                                                                        ----------------------      --------------------
Net cash provided by operating activities:                                $             37,825        $           28,223
                                                                        ----------------------      --------------------

Cash flows from investing activities:
    Additions to real estate                                                           (29,557)                 (126,632)
    Increase in restricted cash                                                         (1,069)                   (8,886)
    Dispositions of real estate                                                            -                      15,842
    Additions to related party notes and other receivables                              (4,361)                   (2,696)
    Repayment of related party notes and other receivables                               8,493                     1,147
    Additions to real estate under development                                         (41,370)                  (10,987)
    Distributions from investments in corporations
     and limited partnerships                                                              762                       461
                                                                        ----------------------      --------------------
       Net cash used in investing activities                                           (67,102)                 (131,751)
                                                                        ----------------------      --------------------

Cash flows from financing activities:
    Proceeds from mortgage and other notes payable
     and lines of credit                                                               117,650                   150,347
    Repayment of mortgage and other notes payable
     and lines of credit                                                               (54,480)                 (102,848)
    Additions to deferred charges                                                         (934)                   (1,882)
    Payment of offering related costs                                                     (314)                     (110)
    Net proceeds from preferred units sales                                                -                      77,775
    Net proceeds from stock options exercised and shares
     issued through dividend reinvestment plan                                             362                       339
    Shares purchased by Operating Partnership                                           (6,991)                      -
    Distributions to minority interest/partners                                         (6,776)                   (2,806)
    Redemption of operating partnership units                                           (1,438)                      -
    Dividends paid                                                                     (18,555)                  (16,596)
                                                                        ----------------------      --------------------
       Net cash provided by financing activities                                        28,524                   104,219
                                                                        ----------------------      --------------------

Net decrease (increase) in cash and cash equivalents                                      (753)                      691
Cash and cash equivalents at beginning of period                                         2,548                     4,282
                                                                        ----------------------      --------------------
Cash and cash equivalents at end of period                                $              1,795        $            4,973
                                                                        ======================      ====================

Supplemental disclosure of cash flow information:
    Cash paid for interest, net of $2,682 and
       $1,775 capitalized                                                 $              7,193        $            8,236
                                                                        ======================      ====================

Supplemental disclosure of non-cash investing and
   Financing activities:
    Mortgage notes payable assumed in connection
       with purchase of real estate                                       $             15,800        $           18,443
                                                                        ======================      ====================
    Contribution of Operating Partnership Units in
       connection with the purchase of real estate                        $              7,469        $              -
                                                                        ======================      ====================
    Dividends payable                                                     $             12,346        $           11,799
                                                                        ======================      ====================


    See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                            June 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


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

    The unaudited consolidated financial statements for the three and six months ended June 30, 1999 and 1998 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.6%, 89.9% and 89.9% general partnership interest as of June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

    Currently, the Company operates and has ownership interests in 64 multifamily properties (containing 12,974 units) and five commercial properties (with approximately 290,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Significant Transactions
    ------------------------

    (A)  Acquisition Activities
    ---------------------------

    On April 30, 1999, the Company purchased Glenbrook and Euclid Apartments, together a 169-unit apartment community located in Pasadena, California for an aggregate contract price of $13,600. These communities feature secure parking garages, controlled security access, and pool areas. In connection with this transaction, the Company obtained a $4,400, 7.0% fixed rate, secured loan which matures in April 2009. Also, the Company assumed a $2,900, 7.6% fixed rate, secured loan which matures in July 2007. A portion of the amount paid for the properties was funded through the issuance of units of limited partnership interest ("Units") in the Operating Partnership. Any time after one year from the date of issuance of the Units, the holders of the Units can require the Operating Partnership to redeem the Units for either cash, or at the Company's option an aggregate of 273,912 shares of the Company's common stock. This private placement of Units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

    On June 4, 1999, the Company purchased a leasehold interest in Fairways Apartments, with a remaining term of 28 years. Fairways Apartments is a 74-unit apartment community, located in Newport Beach, California and was purchased for a contract price of $7,500. This community features vaulted ceilings, two-car garages, spa and pool areas.

    On June 11, 1999, the Company purchased Columbus and Loraine Apartments, together a 215-unit apartment community located in Glendale, California for an aggregate contract price of $21,100. In connection with this transaction, the Company assumed a $4,500, 7.3% fixed rate, secured loan which matures in December 2007. Also, the Company assumed a $8,400, 7.8% fixed rate, secured loan which matures in August 2007. These communities feature fitness centers, pool and spa areas and fireplaces.

    These second quarter 1999 acquisitions were funded with the proceeds from the mortgage loans, assumed loans and Operating Partnership interests as indicated above, and the Company's line of credit.

    (B)  Development Activities
    ---------------------------

    The Company is developing seven multifamily residential projects, which are anticipated to contain an aggregate of 1,333 multifamily units. As of June 30, 1999, construction is complete on 100% of the units on two of these development projects. The remaining five projects are anticipated to be substantially completed by the year ended December 31, 1999. In connection with these projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. As of June 30, 1999, the Company is committed to fund approximately $71,000, representing the estimated cost to complete these projects.

    One project which was previously reported as a development project achieved stabilized occupancy in the third quarter of 1999. The 245-unit apartment community, Park Hill @ Issaquah, located in Issaquah, Washington, is owned by a joint venture in which the Company owns a 45% interest and will receive a 12% preferred return on the equity it has invested. In addition, the Company has an option to purchase the property five years subsequent to completion. The community is located amid wooded hillsides and has convenient freeway access. The community also features spacious units, direct access garages, and other amenities including a video theatre, pool and spa, and exercise room. The Company's interest in the joint venture is reported as a component of investments in the accompanying consolidated balance sheets as of June 30, 1999.

    (C)  Equity Transactions
    ------------------------

    In the first six months of 1999, WBP I Holding Corp. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.), and WBP II Holding Corp. (formerly known as Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.) (collectively, Tiger/Westbrook) converted 1,415,313 shares of its ownership in the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") into 1,617,501 shares of Common Stock. As of June 30, 1999, Tiger Westbrook owned 184,687 shares of Convertible Preferred Stock.

    In March 1999, the Company's Board of Directors authorized the Operating Partnership to purchase up to 500,000 shares of the Company's Common Stock, or approximately 3% of the issued and outstanding Common Stock of the Company, at a total price per share not to exceed $29.00 in the open market or through negotiated or block transactions. In April 1999, the Operating Partnership purchased 257,000 shares of the Company's outstanding Common Stock. The weighted average price paid for the shares was $27.14. The amount paid for the shares is reflected as a reduction of the issued and outstanding common stock and additional-paid-in-capital in the accompanying consolidated balance sheets as of June 30, 1999.

    (D)  Debt Related Transactions
    ------------------------------

    On June 18, 1999, the Company replaced its credit enhancement agreement on $16,000 of its variable rate secured multifamily housing mortgage revenue bonds. In connection with this transaction, the Company obtained an $7,500, 7.7% fixed rate, secured loan which matures in June 2009. The Company wrote-off $90 of costs related to the previous credit enhancement agreement which is presented as a loss on early extinguishment of debt in the accompanying consolidated statements of operations. The effective variable interest rate of the $16,000 bonds was reduced from 6.9% to 4.8%.

    (E)  Other- Earthquake Insurance
    --------------------------------

    On June 13, 1999, the Company renewed its earthquake insurance policy. The insurance coverage is unchanged from the prior year and provides for an aggregate limit of $40,000, payable upon a covered loss in excess of a $7,500 self-insured retention amount. The insurance also provides for a per building deductible of 5% in California and 2% in Oregon and Washington.

                  Notes to Consolidated Financial Statements
                            June 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)



    (F)  Subsequent Event
    ---------------------

    On July 28, 1999, the Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two related institutional investors in a private placement, at a price of $25.00 per unit. The net proceeds from this sale were approximately $49,000.

(3) Related Party Transactions
    --------------------------

    All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC") are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended June 30, 1999 and 1998 totaled $110 and $61, respectively, and $212 and $137 for the six months ended June 30, 1999 and 1998, respectively. The expenses are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

    Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap ("M&M"), including operating expense reimbursements of $247 and $229 for the three months ended June 30, 1999 and 1998, respectively, and $412 and $430 for the six months ending June 30, 1999 and 1998, respectively.

    Other income includes interest income of $86 and $330 for the three months ended June 30, 1999 and 1998, respectively, and $172 and $535 for the six months ended June 30, 1999 and 1998, respectively. This interest income was earned principally on the notes receivable from related party partnerships in which the Company owns an ownership interest ("Joint Ventures"). Other income also includes management fee income and investment income earned by the Company from its Joint Ventures of $150 and $100 for the three months ended June 30, 1999 and 1998, respectively and $310 and $205 for the six
    months ended June 30, 1999 and 1998, respectively.   Also included in other
    income is income earned from operations of the Company's Joint Venture development projects of $234 and $419 for the three and six months ended June 30, 1999, respectively. No income was earned from operations of the Company's Joint Venture development projects in 1998.

    Notes and other related party receivables as of June 30, 1999 and December 31, 1998 consist of the following:

                                                                                                        June 30,     December 31,
                                                                                                        --------     ------------
    Notes receivable from Joint Ventures:                                                                 1999           1998
                                                                                                          ----           ----
      Note receivable from Highridge Apartments
      secured, bearing interest at 9.4%, due March 2008                                                  $ 1,047       $ 1,047

      Note receivable from Fidelity I, secured,
      bearing interest at 8%, due on demand                                                                4,843         1,358

      Note receivable from Fidelity I and JSV, secured,
      bearing interest at 9.5-10%, due 2015                                                                  800           800

      Note receivable from Highridge,
      non-interest bearing, due on demand                                                                  3,199         2,928

      Note receivable from Portland Shopping Centers,
      non-interest bearing, due on demand                                                                  1,209         1,209

      Note receivable from Anchor Village,
      non-interest bearing, due on demand                                                                  1,147           933

   Other related party receivables:
      Loans to officers, bearing interest at 8%, due April 2006                                              500           500

      Other related party receivables, substantially due on demand                                         2,066         1,675
                                                                                                         -------       -------
                                                                                                         $14,811       $10,450
                                                                                                         =======       =======

                  Notes to Consolidated Financial Statements
                            June 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)



    Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4) Forward Treasury Contracts:
    ---------------------------

    The Company has four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10 year treasury rate at between 6.15% - 6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to the multifamily development projects and a maturity of an $18,520 fixed rate loan. These contracts will be settled no later than June 2000. If the contracts were settled as of June 30, 1999, the Company would be obligated to pay approximately $899.

(5) New Accounting Pronouncements:
    ------------------------------

    In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS
    133), Accounting for Derivative Instruments and Hedging Activities. The Company will adopt SFAS 133 for interim periods beginning in 2001, the effective date of SFAS 133, as amended. Had SFAS 133 been implemented in 1999, a charge to earnings of $899 relating to treasury contracts that do not qualify as anticipatory hedges under SFAS 133 would have been recorded for the six months ended June 30, 1999. Such charge would be considered a non-recurring item and therefore would not effect the Company's calculation of funds from operations.

(6) Segment Information:
    --------------------

    The Company defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located, Northern California, Southern California, and the Pacific Northwest. Non-segment property revenues and net operating income included in the following schedule consists of revenue generated from the Company's commercial properties. Excluded from segment revenues is interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                     Three months ended
                                               June 30, 1999   June 30, 1998
    -------------------------------------------------------------------------
    Revenues
          Northern California                        $11,617         $10,509
          Southern California                         13,301          11,717
          Pacific Northwest                            8,373           8,096
                                                     -------         -------
            Total segment revenues                    33,291          30,322
    Non-segment property revenues                        572             618
    Interest and other income                          1,035             744
                                                     -------         -------
            Total revenues                           $34,898         $31,684
                                                     =======         =======

    Net operating income:
          Northern California                        $ 8,957         $ 7,898
          Southern California                          9,130           7,626
          Pacific Northwest                            5,695           5,357
                                                     -------         -------
            Total segment net operating income        23,782          20,881
    Non-segment net operating income                     264             442
    Interest and other income                          1,035             744
    Depreciation and amortization                     (6,247)         (5,632)
    Interest                                          (5,250)         (5,217)
    Amortization of deferred financing costs            (138)           (197)
    General and administrative                        (1,111)         (1,016)
                                                     -------         -------
          Income before minority interests
           and extraordinary item                    $12,335         $10,005
                                                     =======         =======

                  Notes to Consolidated Financial Statements
                            June 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


(6) Segment Information (continued):
    --------------------------------

                                                          Six months ended
                                                 June 30, 1999     June 30, 1998
    -------------------------------------------------------------------------------
    Revenues
          Northern California                       $   22,905            $ 19,751
          Southern California                           25,810              20,860
          Pacific Northwest                             16,489              15,863
                                                    ----------            --------
            Total segment revenues                      65,204              56,474
    Non-segment property revenues                        1,257               1,518
    Interest and other income                            2,328               1,528
                                                    ----------            --------
            Total revenues                          $   68,789            $ 59,520
                                                    ==========            ========

    Net operating income:
          Northern California                       $   17,520            $ 14,726
          Southern California                           17,462              13,541
          Pacific Northwest                             11,070              10,282
                                                    ----------            --------
            Total segment net operating income          46,052              38,549
    Non-segment net operating income                       512               1,073
    Interest and other income                            2,328               1,528
    Depreciation and amortization                      (12,292)            (10,301)
    Interest                                           (10,184)             (9,014)
    Amortization of deferred financing costs              (268)               (341)
    General and administrative                          (2,122)             (1,834)
                                                    ----------            --------
          Income before minority interests
            and extraordinary item                  $   24,026            $ 19,660
                                                    ==========            ========




                                                 June 30, 1999   December 31, 1998
    ------------------------------------------------------------------------------
    Assets:
          Northern California                       $  239,452            $241,676
          Southern California                          405,763             355,077
          Pacific Northwest                            196,679             198,761
                                                    ----------            --------
            Total segment net real estate assets       841,894             795,514
    Non-segment net real estate assets                  17,653              16,661
                                                    ----------            --------
            Net real estate assets                     859,547             812,175
    Non-segment assets                                 157,278             119,621
                                                    ----------            --------
            Total assets                            $1,016,825            $931,796
                                                    ==========            ========


Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations were conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 1999, December 31, 1998 and June 30, 1998, owned an 89.6%, 89.9% and 89.9% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

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

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for 98% of its property revenues for the three months ended June 30, 1999 and 1998 and 98% and 97% of its property revenues for the six months ended June 30, 1999 and 1998, respectively. The Company's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Company's portfolio has exceeded 95% for the last five years.

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

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 54 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the IPO, 10 are located in Northern California, 26 are located in Southern California, 17 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 10,206 multifamily units with total capitalized acquisition costs of approximately $765.3 million. As part of its active portfolio management strategy, the Company has sold, since its IPO, six multifamily residential properties (five in Northern California and one in the Pacific Northwest) consisting of a total of 819 units and disposed of six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $71.1 million resulting in a total net realized gain of approximately $13.6 million and a deferred gain of $5.0 million.

The Company has committed approximately $162.0 million relating to seven development projects which are expected to contain an aggregate of 1,333 multifamily units. At June 30, 1999, the Company's remaining commitment to fund the estimated total cost of such projects is approximately $71.0 million.

Results of Operations

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended
----------------------------------------------------------------------------
June 30, 1998.
--------------

Average financial occupancy rates of the Company's multifamily Quarterly Same Store Properties (properties owned by the Company for the three months ended June 30, 1999 and 1998) increased to 96.6% for the three months ended June 30, 1999 from 95.7%, for the three months ended June 30, 1998. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended June 30, 1999 and 1998 are as follows:

                              June 30,   June 30,
                                1999       1998
                              ---------  ---------

     Northern California        97.5%      97.3%
     Southern California        96.5%      95.5%
     Pacific Northwest          95.6%      93.8%

The Company's commercial properties were 100% occupied (based on square footage) as of June 30, 1999.

Total Revenues increased by $3,214,000 or 10.1% to $34,898,000 in the second quarter of 1999 from $31,684,000 in the second quarter of 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                   Three Months Ended
                                                        June 30,
                                       Number of        --------      Dollar     Percentage
                                       Properties    1999     1998    Change       Change
                                       ----------    ----     ----    ------       ------
Revenues
   Property revenues Quarterly Same
    Store Properties
      Northern California                  13       $10,973  $10,509  $  464          4.4%
      Southern California                  16        10,513    9,729     784          8.1
      Pacific Northwest                    18         7,768    7,330     438          6.0
      Commercial                            2           687      689      (2)        (0.3)
                                           --       -------  -------  ------         ----
         Total property revenues
           Quarterly Same Store
             Properties                    49        29,941   28,257   1,684          6.0
                                           ==
   Property revenues properties
     acquired/disposed of
     subsequent to March 31, 1998                     3,922    2,683   1,239         46.2
                                                    -------  -------  ------         ----
         Total property revenues                     33,863   30,940   2,923          9.4
                                                    -------  -------  ------         ----

Interest and other income                             1,035      744     291         39.1
                                                    -------  -------  ------         ----
         Total revenues                             $34,898  $31,684  $3,214         10.1%
                                                    =======  =======  ======         ====

As set forth in the above table, $1,239,000 of the $3,214,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to March 31, 1998. During this period, the Company acquired interests in eight multifamily properties (the "Acquisition Properties"), and disposed of one multifamily property (the "Disposition Property").

Of the increase in total revenues, $1,684,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 6.0% to $29,941,000 in the second quarter of 1999 from $28,257,000 in the second quarter of 1998. The majority of this increase was attributable to the 16 multifamily Quarterly Same Store Properties located in Southern California. The property revenues of the Quarterly Same Store Properties in Southern California increased by $784,000 or 8.1% to $10,513,000 in the second quarter of 1999 from $9,729,000 in the second quarter of 1998. This $784,000 increase is primarily attributable to rental rate increases and the increase in financial occupancy to 96.5% in the second quarter of 1999 from 95.5% in the second quarter of 1998. The 13 Quarterly Same Store Properties located in Northern California accounted for the next largest regional component of the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $464,000 or 4.4% to $10,973,000 in second quarter of 1999 from $10,509,000 in the second quarter of 1998. The $464,000 increase is attributable to rental rate increases and the increase in financial occupancy to 97.5% in the second quarter of 1999 from 97.3% in the second quarter of 1998. The 18 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $438,000 or 6.0% to $7,768,000 in the second quarter of 1999 from $7,330,000 in the second quarter of 1998. The $438,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 95.6% in the second quarter of 1999 from 93.8% in the second quarter of 1998. The increase in total revenue also reflected an increase of $291,000 attributable to other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Company's investments in joint venture development projects.

Total Expenses increased by $884,000 or approximately 4.1% to $22,563,000 in the second quarter of 1999 from $21,679,000 in the second quarter of 1998. Interest expense increased by $33,000 or 0.6% to $5,250,000 in the second quarter from $5,217,000 in the second quarter of 1998. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset by lower average interest rates incurred on outstanding debt balances. Property operating expenses, exclusive of depreciation and amortization, increased by $200,000 or 2.1% to $9,817,000 in the second quarter of 1999 from $9,617,000 in the second quarter of 1998. Of such increase, $390,000 was attributable to the Acquisition Properties and the Disposition Property. General and administrative expenses represents the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $95,000 in the second quarter of 1999 from the amount for the second quarter of 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Company.

Net income increased by $1,328,000 to $8,876,000 in the second quarter of 1999 from $7,548,000 in the second quarter of 1998. A significant component of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June
-----------------------------------------------------------------------------
30, 1998.
---------

Average financial occupancy rates of the Company's multifamily Same Store Properties (properties owned by the Company for the six months ended June 30, 1999 and 1998) increased to 96.5% for the six months ended June 30, 1999 from 95.7% for the six months ended June 30, 1998. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the six months ended June 30, 1999 and 1998 are as follows:

                               June 30,   June 30,
                                 1999       1998
                                 ----       ----

     Northern California        97.4%      97.1%
     Southern California        97.0%      95.8%
     Pacific Northwest          95.0%      93.9%

The Company's commercial properties were 100% occupied (based on square footage) as of June 30, 1999.

Total Revenues increased by $9,269,000 or 15.6% to $68,789,000 for the first six months of 1999 from $59,520,000 for the first six months of 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                     Six Months Ended
                                                          June 30,
                                        Number of         --------     Dollar    Percentage
                                        Properties    1999     1998    Change      Change
                                        ----------    ----     ----    ------      ------
Revenues
   Property revenues Same Store
     Properties
      Northern California                  12        $18,470  $17,702  $  768         4.3%
      Southern California                  14         16,898   15,590   1,308         8.4
      Pacific Northwest                    18         15,329   14,504     825         5.7
      Commercial                            2          1,485    1,199     286        23.9
                                           --        -------  -------  ------        ----
         Total property revenues
           Same Store Properties           46         52,182   48,995   3,187         6.5%
                                           ==
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1997                  14,279    8,997   5,282        58.7
                                                     -------  -------  ------        ----
         Total property revenues                      66,461   57,992   8,469        14.6
                                                     -------  -------  ------        ----

Interest and other income                              2,328    1,528     800        52.4
                                                     -------  -------  ------        ----
         Total revenues                              $68,789  $59,520  $9,269        15.6%
                                                     =======  =======  ======        ====

As set forth in the above table, $5,282,000 of the $9,269,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1997. During this period, the Company acquired interests in ten multifamily properties (the "Post-1997 Acquisition Properties"), and disposed of one multifamily property and three retail shopping centers (the "Post-1997 Disposition Properties").

Of the increase in total revenues, $3,187,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 6.5% to $52,182,000 in the first six months of 1999 from $48,995,000 in the first six months of 1998. The majority of this increase was attributable to the 14 Same Store Properties located in Southern California. The property revenues of these properties increased by $1,308,000 or 8.4% to $16,898,000 in first six months of 1999 from $15,590,000 in the first six months of 1998. The $1,308,000 increase is attributable to rental rate increases and the increase in financial occupancy to 97.0% in the first six months of 1999 from 95.8% in the first six months of 1998. The 18 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of these properties increased by $825,000 or 5.7% to $15,329,000 in the first six months of 1999 from $14,504,000 in the first six months of 1998. The $825,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 95.0% in the first six months of 1999 from 93.9% in first six months of 1998. The 12 multifamily residential properties located in Northern California also contributed to the Same Store Properties property revenues increase. The property revenues of the Same Store Properties in Northern California increased by $768,000 or 4.3% to $18,470,000 in the first six months of 1999 from $17,702,000 in the first six months of 1998. This $768,000 increase is primarily attributable to rental rate increases and the effect of the increase in financial occupancy to 97.4% in the first six months of 1999 from 97.1% in the first six months of 1998. The increase in total revenue also reflected an increase of $800,000 attributable to other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Company's investments in joint venture development projects.

Total Expenses increased by $4,903,000 or approximately 12.3% to $44,763,000 in the first six months of 1999 from $39,860,000 in the first six months of 1998. Interest expense increased by $1,170,000 or 13.0% to $10,184,000 in the first six months from $9,014,000 in the first six months of 1998. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $1,527,000 or 8.3% to $19,897,000 in the first six months of 1999 from $18,370,000 in the first six months of 1998. Of such increase, $1,829,000 was attributable to the Post-1997 Acquisition Properties and the Post-1997 Disposition Properties. General and administrative expenses represents the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $288,000 in the first six months of 1999 from the amount for the first six months of 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Company.

Net income increased by $1,856,000 to $17,329,000 in the first six months of 1999 from $15,473,000 in the first six months of 1998. A significant component of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At June 30, 1999, the Company had $1,795,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. The Company expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company has a $100,000,000 unsecured line of credit. Outstanding balances under the line of credit bear interest at the bank's reference rate or at the Company's option, 1.15% over the LIBOR rate. The line of credit matures in June 2000. At June 30, 1999 the Company had $60,450,000 outstanding on its line of credit, with interest rates during the second quarter of 1999 ranging from 6.0% to 6.2%.

In addition to the unsecured line of credit, the Company had $380,035,000 of secured indebtedness at June 30, 1999. Such indebtedness consisted of $321,215,000 in fixed rate debt with interest rates varying from 6.5% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also includes $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the first six months of 1999 of 5.5% and maturity dates ranging from 2020 to 2026. A portion of the tax exempt variable rate demand bonds, $29,220,000, is capped at a maximum interest rate of 7.3%.

The Company's unrestricted cash balance decreased by $753,000 from $2,548,000 as of December 31, 1998 to $1,795,000 as of June 30, 1999. This decrease was primarily a result of $67,102,000 of net cash used in investing activities, which was offset by $37,825,000 of net cash provided by operating activities and $28,524,000 of net cash provided by financing activities. Of the $67,102,000 net cash used in investing activities, $41,370,000 was used to fund real estate under development and $29,557,000 was used to purchase and upgrade rental properties. The $28,524,000 net cash provided by financing activities was primarily a result of $117,650,000 of proceeds from mortgage and other notes payable and lines of credit as offset by $54,480,000 of repayments of mortgages and other notes payable and lines of credit and $25,331,000 of dividends/distributions paid.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Company expects to incur approximately $315 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1999. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties' renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1999 and/or the funding thereof will not be significantly different than the Company's current expectations.

The Company is developing seven multifamily residential projects, which are anticipated to contain an aggregate of 1,333 multifamily units. Construction is complete on two of the projects, and leasing activities have begun at five of the projects. The Company expects that construction on the remaining five projects will be substantially completed by December 31, 1999, with leasing activities completed by the second quarter of 2000. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $162,000,000. As of June 30, 1999, the Company's remaining commitment to fund the estimated cost to complete is approximately $71,000,000. The Company expects to fund such commitments with a combination of its working capital amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. One project which was previously reported as a development project has achieved stabilized occupancy subsequent to the second quarter of 1999. This project, Park Hill @ Issaquah, is owned by a joint venture in which the Company owns a 45% interest.

On July 28, 1999, The Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two related institutional investors at a price of $25.00 per unit. The net proceeds from this sale were approximately $49,000,000. The net proceeds were used primarily to reduce outstanding balances under the Company's line of credit.

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

Year 2000 Compliance

The Company's State of Readiness.   Employing a team made up of internal
personnel, the Company has identified IT systems that are not Year 2000 compliant and has substantially modified or replaced such systems as necessary. However, because the full ramifications of the Year 2000 issue will not be fully realized until after the Year 2000 date change, the Company can provide no assurances that its internal systems will not be adversely affected by the Year 2000 date change.

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

Costs of Addressing the Company's Year 2000 issues. Given the information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. As of June 30, 1999, no compliance costs have been incurred by the Company. The costs of any future assessment and remediation will be paid out of the Company's general and administrative expenses.

Risks of the Company's Year 2000 issues. The Company believes that it is taking appropriate steps to assess and address its Year 2000 issues and currently does not expect that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 readiness is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems and devices or the internal systems and devices of one or more critical vendors fail to achieve Year 2000 readiness, the Company's business and its results of operations could be adversely affected.

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's presentation of Funds From Operations. The following table sets forth Essex's calculation of Funds from Operations for the three and six months ended
June 30, 1999 and 1998.

                                           Three months ended           Six months ended
                                           -------------------          ----------------
                                          June 30       June 30       June 30       June 30
                                          ---------------------       ---------------------
                                            1999          1998          1999          1998
                                            ----          ----          ----          ----
Income before
   minority interests and
   extraordinary item                   $12,335,000   $10,005,000   $24,026,000   $19,660,000
Adjustments:
Depreciation & amortization               6,247,000     5,632,000    12,292,000    10,301,000
Adjustment for unconsolidated
  joint ventures                            366,000       366,000       732,000       662,000

Minority interests (1)                   (2,397,000)   (1,692,000)   (4,760,000)   (2,599,000)
                                        -----------   -----------   -----------   -----------

Funds from Operations                   $16,551,000   $14,311,000   $32,290,000   $28,024,000
                                        ===========   ===========   ===========   ===========
     Weighted average number
      shares outstanding diluted (1)     20,476,092    20,549,875    20,478,496    20,555,032
                                        ===========   ===========   ===========   ===========


(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock, Series 1996 A, into shares of the Company's Common Stock. Minority interests have been adjusted to reflect such conversion.


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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company believes that the principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of June 30, 1999 as interest rates are consistent with yields currently available to the Company for similar instruments.


For Year Ended:                               1999          2000    2001     2002    2003  Thereafter   Total

Fixed rate debt (In thousands)
                                           $ 1,354        21,034   3,114   25,206  30,870     239,637    $321,215
Average interest rate                         7.06%         7.06%   6.56%    6.56%   5.71%       5.71%

Variable rate LIBOR debt (In thousands)
                                           $    -         60,450      -        -       -       58,820(1) $119,270
Average interest rate                           -           6.20%     -        -       -         5.50%

(1) $29,220,000 is capped at 7.3%

The Company has four forward treasury contracts for an aggregate notional amount of $60,000,000, locking the 10 year treasury rate at between 6.14%-6.26% which limit interest rate exposure on certain future debt financing and which will be settled in 2000. The fair value of these contracts as of June 30, 1999 is approximately $899,000. The fair value represents the estimated payments that would be made to terminate the agreement at June 30, 1999.

The four forward treasury contracts represent the exposures that exist as of June 30, 1999. As firm commitments do not exist as of June 30, 1999, the information presented herein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that may arise during the period, the Company's hedging strategies at that time, and interest rates.

Part II   Other Information
-------   -----------------

Item 2: Changes in Securities and Use of Proceeds
        -----------------------------------------

       (c) Recent Sales of Unregistered Securities

       On July 28, 1999, Essex Portfolio, L.P., a California limited partnership (the "Operating Partnership") as to which the Company is the sole general partner, completed the private placement of 2,000,000 9.30% Series D Cumulative Redeemable Preferred Units (the "Perpetual Preferred Units"), representing a limited partnership interest of the Operating Partnership, to two related institutional investors in return for contributions to the Operating Partnership totaling $50 million. The Perpetual Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after the tenth anniversary of the date of this private placement (or earlier under certain circumstances) for shares of the Company's 9.30% Series D Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series D Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series D Preferred Stock will have certain rights to cause the Company to register such shares of Series D Preferred Stock. On July 30, 1999, the Company filed Articles Supplementary reclassifying 2,000,000 shares of its Common Stock, par value $.0001 per share, as 2,000,000 shares of Series D Preferred Stock and setting forth the rights, preference and privileges of the Series D Preferred Stock.

       The net proceeds from the above private placement were used to reduce outstanding balances on the Company's line of credit.

       The above private Placement was completed pursuant to the exemption from registration contained in Section 4(2) the Securities Act of 1933, as amended.


Item 6:       Exhibits and Reports on Form 8-K

              A.     Exhibits
                     --------

              3.1 Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on July 30, 1999.

              10.1 Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated July 28, 1999.

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



                             ESSEX PROPERTY TRUST, INC.



                             /s/ Mark J. Mikl
                             --------------------------------------------
                             Mark J. Mikl, Controller
                             (Authorized Officer and
                             Principal Accounting Officer)


                             August 12, 1999
                             -------------------
                             Date