Form 10-Q
period 1999-09-30
ESSEX PROPERTY TRUST INC
filed 1999-11-15
CIK 920522

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                         18,054,851 shares of Common Stock
                            as of November 11, 1999

                               TABLE OF CONTENTS
                                   FORM 10-Q



                          Part I                                      Page No.
                                                                      --------
Item 1    Financial Statements (Unaudited)                                3

          Consolidated Balance Sheets
          as of September 30, 1999 and December 31, 1998                  4

          Consolidated Statements of Operations
          for the three months ended September 30, 1999 and 1998          5

          Consolidated Statements of Operations
          for the nine months ended September 30, 1999 and 1998           6

          Consolidated Statements of Stockholders' Equity
          for the nine months ended September 30, 1999
          and the year ended December 31, 1998                            7

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1999 and 1998           8

          Notes to Consolidated Financial Statements                      9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            15

Item 3    Quantitative and Qualitative Disclosure About Market Risk      22

                         Part II

Item 2    Changes in Securities and Use of Proceeds                      24

Item 6    Exhibits and Reports on Form 8-K                               24

          Signatures                                                     25

Part I    Financial Information
------    ---------------------


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

                             ESSEX PROPERTY TRUST, INC.
                             Consolidated Balance Sheets
                                     (Unaudited)
                  (Dollars in thousands, except per share amounts)

                                                                                       September 30,      December 31,
                         Assets                                                            1999              1998
                         ------                                                        --------------     --------------
Real estate:
    Rental properties:
       Land and land improvements                                                      $      268,516     $      219,115
       Buildings and improvements                                                             794,665            670,849
                                                                                       --------------     --------------
                                                                                            1,063,181            889,964
       Less accumulated depreciation                                                          (92,774)           (77,789)
                                                                                       --------------     --------------
                                                                                              970,407            812,175
    Investments                                                                                14,735             10,590
    Real estate under development                                                              83,148             53,213
                                                                                       --------------     --------------
                                                                                            1,068,290            875,978

Cash and cash equivalents-unrestricted                                                          4,338              2,548
Restricted cash                                                                                16,822             15,532
Notes and other related party receivables                                                      19,811             10,450
Notes and other receivables                                                                    11,160             18,809
Prepaid expenses and other assets                                                               3,609              3,444
Deferred charges, net                                                                           5,496              5,035
                                                                                       --------------     --------------
                                                                                       $    1,129,526     $      931,796
                                                                                       ==============     ==============

            Liabilities and Stockholders' Equity
            ------------------------------------

Mortgage notes payable                                                                 $      379,463     $      325,822
Line of credit                                                                                 57,200             35,693
Accounts payable and accrued liabilities                                                       44,857             28,601
Dividends payable                                                                              13,378             11,145
Deferred gain                                                                                   5,002              5,002
Other liabilities                                                                               6,227              5,301
                                                                                       --------------     --------------
                           Total liabilities                                                  506,127            411,564

Minority interests                                                                            238,983            130,432

Stockholders' equity:
    8.75% Convertible Preferred Stock, Series 1996A: $.0001
      par value, 184,687 and 1,600,000 authorized, 184,687                                          1                  1
      and 1,600,000 issued and outstanding
    Common stock, $.0001 par value, 656,497,491 and
      659,282,178 authorized, 18,054,652 and 16,640,616
      issued and outstanding                                                                        2                  2
    7.875% Series B cumulative redeemable preferred stock:
      $.0001 par value, 2,000,000 shares authorized and no
      shares issued and outstanding                                                                 -                  -
    9.125% Series C cumulative redeemable preferred stock:
      $.0001 par value, 500,000 shares authorized
      and no shares issued and outstanding                                                          -                  -
    9.30% Series D cumulative redeemable preferred
      stock:  $.0001 par value, 2,000,000 shares
      authorized and no shares issued and outstanding                                               -                  -
    9.25% Series E cumulative redeemable preferred
      stock:  $.0001 par value, 2,200,000 shares
      authorized and no shares issued and outstanding                                               -                  -
    Excess stock, $.0001 par value, 330,000,000
      shares authorized and no shares issued and outstanding                                        -                  -
    Additional paid-in capital                                                                425,209            431,278
    Accumulated deficit                                                                       (40,796)           (41,481)
                                                                                       --------------     --------------
                           Total stockholders' equity                                         384,416            389,800
                                                                                       --------------     --------------
                                                                                       $    1,129,526     $      931,796
                                                                                       ==============     ==============

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                          Three months ended
                                                                  ---------------------------------
                                                                  September 30,       September 30,
                                                                       1999                1998
                                                                   ------------       -------------
Revenues:
    Rental                                                         $     35,699       $      31,068
    Other property                                                          772                 722
                                                                   ------------       -------------
       Total property                                                    36,471              31,790
    Interest and other                                                    1,274                 861
                                                                   ------------       -------------
       Total revenues                                                    37,745              32,651
                                                                   ------------       -------------

Expenses:
    Property operating expenses
       Maintenance and repairs                                            2,210               1,858
       Real estate taxes                                                  2,686               2,349
       Utilities                                                          2,214               2,023
       Administrative                                                     2,581               2,888
       Advertising                                                          509                 342
       Insurance                                                            232                 224
       Depreciation and amortization                                      7,084               5,575
                                                                   ------------       -------------
                                                                         17,516              15,259
                                                                   ------------       -------------

    Interest                                                              5,560               5,245
    Amortization of deferred financing costs                                147                 212
    General and administrative                                            1,096               1,007
    Provision for litigation loss                                             -                 930
                                                                   ------------       -------------
       Total expenses                                                    24,319              22,653
                                                                   ------------       -------------

       Income before gain on the sale of real estate,
           minority interests and extraordinary item                     13,426               9,998

    Gain on the sale of real estate                                       4,708                   9
                                                                   ------------       -------------

       Income before minority interests
           and extraordinary item                                        18,134              10,007

    Minority interests                                                   (5,061)             (2,523)
                                                                   ------------       -------------

       Income before extraordinary item                                  13,073               7,484

    Extraordinary item:
       Loss on early extinguishment of debt                                   -                (806)
                                                                   ------------       -------------
           Net income                                                    13,073               6,678
    Preferred stock dividends                                              (149)               (875)
                                                                   ------------       -------------

           Net income available to common stockholders             $     12,924       $       5,803
                                                                   ============       =============


Per share data:
    Basic:
       Income before extraordinary item                            $       0.72       $        0.40
       Extraordinary item - debt extinguishment                               -               (0.05)
                                                                   ------------       -------------
           Net income                                              $       0.72       $        0.35
                                                                   ============       =============

       Weighted average number of shares
         outstanding during the period                               18,036,066          16,635,228
                                                                   ============       =============

    Diluted:
       Income before extraordinary item                            $       0.71       $        0.39
       Extraordinary item - debt extinguishment                               -               (0.05)
                                                                   ------------       -------------
           Net income                                              $       0.71       $        0.34
                                                                   ============       =============

       Weighted average number of shares
         outstanding during the period                               18,471,975          16,821,421
                                                                   ============       =============
    Dividend per share                                             $       0.55       $        0.50
                                                                   ============       =============

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


                                                                             Nine months ended
                                                                      -------------------------------
                                                                      September 30,     September 30,
                                                                          1999              1998
                                                                      -------------     -------------
Revenues:
    Rental                                                            $     100,675     $      87,871
    Other property                                                            2,258             1,911
                                                                      -------------     -------------
       Total property                                                       102,933            89,782
    Interest and other                                                        3,602             2,389
                                                                      -------------     -------------
       Total revenues                                                       106,535            92,171
                                                                      -------------     -------------

Expenses:
    Property operating expenses
       Maintenance and repairs                                                6,595             6,585
       Real estate taxes                                                      7,646             6,767
       Utilities                                                              6,222             5,631
       Administrative                                                         7,680             7,022
       Advertising                                                            1,510             1,190
       Insurance                                                                675               859
       Depreciation and amortization                                         19,376            15,876
                                                                      -------------     -------------
                                                                             49,704            43,930
                                                                      -------------     -------------

    Interest                                                                 15,744            14,259
    Amortization of deferred financing costs                                    415               553
    General and administrative                                                3,218             2,841
    Provision for litigation loss                                                 -               930
                                                                      -------------     -------------
       Total expenses                                                        69,081            62,513
                                                                      -------------     -------------

       Income before gain on the sale of real estate,                        37,454            29,658
           minority interests and extraordinary item

    Gain on the sale of real estate                                           4,708                 9
                                                                      -------------     -------------

       Income before minority interests
           and extraordinary item                                            42,162            29,667

    Minority interests                                                      (11,667)           (6,710)
                                                                      -------------     -------------
       Income before extraordinary item                                      30,495            22,957

    Extraordinary item:
       Loss on early extinguishment of debt                                     (90)             (806)
                                                                      -------------     -------------
           Net income                                                        30,405            22,151
    Preferred stock dividends                                                (1,216)           (2,625)
                                                                      -------------     -------------
           Net income available to common stockholders                $      29,189     $      19,526
                                                                      =============     =============


Per share data:
    Basic:
       Income before extraordinary item                               $        1.69     $        1.22
       Extraordinary item - debt extinguishment                               (0.01)            (0.05)
                                                                      -------------     -------------
           Net income                                                 $        1.68     $        1.17
                                                                      =============     =============

       Weighted average number of shares
         outstanding during the period                                   17,341,636        16,628,721
                                                                      =============     =============

    Diluted:
       Income before extraordinary item                               $        1.65     $        1.21
       Extraordinary item - debt extinguishment                               (0.01)            (0.05)
                                                                      -------------     -------------
           Net income                                                 $        1.64     $        1.16
                                                                      =============     =============

       Weighted average number of shares
         outstanding during the period                                   18,498,445        16,814,880
                                                                      =============     =============
    Dividend per share                                                $        1.60     $        1.45
                                                                      =============     =============


      See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                Consolidated Statements of Stockholders' Equity

             For the nine months ended September 30, 1999 and the
                         year ended December 31, 1998
                                  (Unaudited)
                       (Dollars and shares in thousands)

                                                                                  Additional
                                         Preferred stock       Common stock        paid - in     Accumulated
                                       -------------------  -------------------
                                        Shares    Amount     Shares     Amount      capital        deficit         Total
                                       --------  ---------  ---------  --------  -------------  ------------   ------------
Balances at December 31, 1997             1,600  $       1     16,615  $      2  $     430,804  $    (31,892)  $    398,915

Shares issued from Dividend
   Reinvestment Plan                          -          -          2         -             10             -             10

Net proceeds from options exercised           -          -         24         -            464             -            464

Net income                                    -          -          -         -              -        26,328         26,328

Dividends declared                            -          -          -         -              -       (35,917)       (35,917)
                                       --------  ---------  ---------  --------  -------------  ------------   ------------
Balances at December 31, 1998             1,600          1     16,641         2        431,278       (41,481)       389,800

Shares issued from conversion
     of Convertible Preferred Stock      (1,415)         -      1,618         -              -             -              -

Shares purchased by Operating
     Partnership                              -          -       (257)        -         (6,991)            -         (6,991)

Net proceeds from options exercised           -          -         53         -            922             -            922

Net income                                    -          -          -         -              -        30,405         30,405

Dividends declared                            -          -          -         -              -       (29,720)       (29,720)
                                       ========  =========  =========  ========  =============  ============   ============
Balances at September 30, 1999              185  $       1     18,055  $      2  $     425,209  $    (40,796)  $    384,416
                                       ========  =========  =========  ========  =============  ============   ============

   See accompanying notes to the consolidated unaudited financial statements

                          ESSEX PROPERTY TRUST, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                      Nine months ended
                                                                               -------------------------------
                                                                               September 30,     September 30,
                                                                                    1999              1998
                                                                               --------------    -------------
Net cash provided by operating activities:                                     $       61,328    $      48,725
                                                                               --------------    -------------

Cash flows from investing activities:
     Additions to real estate                                                        (135,882)        (152,660)
     Proceeds received from the disposition of real estate                             18,400           26,354
     Increase in restricted cash                                                       (1,290)          (9,112)
     Additions to related party notes and other receivables                           (10,049)          (3,888)
     Repayment of related party notes and other receivables                             9,299            2,850
     Additions to real estate under development                                       (51,636)         (24,018)
     Net (contribution to) / distributions from
     investments in corporations and limited partnerships                              (2,806)             531
                                                                               ---------------     -----------

        Net cash used in investing activities                                        (173,964)        (159,943)
                                                                               --------------      -----------

Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
        and lines of credit                                                           216,650          199,347
     Repayment of mortgage and other notes payable
        and lines of credit                                                          (157,302)        (133,879)
     Additions to deferred charges                                                       (876)          (1,823)
     Increase in (payment of) offering related costs                                       95             (282)
     Net proceeds from preferred units sales                                          103,215           77,775
     Net proceeds from stock options exercised and shares
        issued through dividend reinvestment plan                                         922              393
     Shares purchased by Operating Partnership                                         (6,991)               -
     Distributions to minority interest/partners                                      (10,472)          (5,624)
     Redemption of operating partnership units                                         (2,084)               -
     Dividends paid                                                                   (28,731)         (25,900)
                                                                               --------------      -----------

        Net cash provided by financing activities                                     114,426          110,007
                                                                               --------------      -----------

Net increase (decrease) in cash and cash equivalents                                    1,790           (1,211)
Cash and cash equivalents at beginning of period                                        2,548            4,282
                                                                               --------------      -----------

Cash and cash equivalents at end of period                                     $        4,338      $     3,071
                                                                               ==============      ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of $3,963 and
        $2,575 capitalized                                                     $       10,579      $    10,917
                                                                               ==============      ===========

Supplemental disclosure of non-cash investing and Financing activities:
     Real estate under development transferred to
        rental properties                                                      $       21,700      $         -
                                                                               ==============      ===========
     Mortgage notes payable assumed in connection
        with purchase of real estate                                           $       15,800      $    18,443
                                                                               ==============      ===========
     Issuance of Operating Partnership Units in
        connection with the purchase of real estate                            $        7,469      $         -

                                                                               ==============      ===========
     Dividends payable                                                         $       13,378      $    10,913
                                                                               ==============      ===========

    See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)

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

     The unaudited consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.6%, 89.9% and 89.9% general partnership interest as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

     As of September 30, 1999, the Company operates and has ownership interests in 68 multifamily properties (containing 14,486 units) and four commercial properties (with approximately 250,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Significant Transactions
     ------------------------

     (A)  Acquisition Activities
     ---------------------------

     On August 31, 1999, the Company purchased Coronado at Newport - North, a 732-unit apartment community located in Newport Beach, California for a contract price of $62,000. This property was contributed to a joint venture limited liability company, Newport Beach North LLC, subsequent to September 30, 1999 as discussed under footnote 2 (F).

     On September 30, 1999, the Company purchased Avondale at Warner Center, a 446-unit apartment community located in Woodland Hills, California for a contract price of $35,000. A portion of the purchase price was paid with proceeds received from the sale of a commercial property, 777 California (the former headquarters building) located in Palo Alto, California.

     On September 30, 1999, the Company invested $1,996 for a 46% limited partnership interest and Essex Management Corporation became the sole general partner in Mt. Sutro Terrace Associates, L.P. Mt. Sutro Terrace Associates, L.P. is a California limited partnership which acquired Mt. Sutro Terrace Apartments, a 99-unit apartment community located in San Francisco, California for an implied value of approximately $10,260. The property has an approximate $5,800 variable rate non-recourse loan which matures in 2027.

     These third quarter 1999 acquisitions were funded with the proceeds from the disposition of the commercial property as noted above, proceeds received from the Operating Partnership's perpetual preferred units offerings and the Company's line of credit.

                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     (B)  Disposition Activities
     ---------------------------

     On September 10, 1999, the Company sold one of its commercial properties, 777 California (the former headquarters building) located in Palo Alto, California for a gross sales price of $18,400, resulting in a gain of $4,708. The building was sold to an entity controlled by a member of the Company's Board of Directors, following approval of the independent board members. The proceeds from this sale were reinvested in the purchase of Avondale at Warner Center. The transaction was an exchange transaction in accordance with the Internal Revenue Code Section 1031.

     (C)  Development Activities
     ---------------------------

     Development communities are defined by the Company as new construction of apartment properties which are currently in a phase of construction or lease-up and have not reached stabilized operations. As of September 30, 1999, the Company is developing eight multifamily residential communities, with an aggregate of 1,500 multifamily units. In the third quarter of 1999, the Company announced two new development communities and also reached stabilized operations at two multifamily communities containing 480 units that were previously reported as development communities. In connection with the properties currently under development, the Company has directly, or in some cases through its joint venture entities, entered into contractual construction related commitments with unrelated third parties. As of September 30, 1999, the Company is committed to fund approximately $71,100.

     Perry Creek is a 132-unit development community located in Bothell, Washington. The estimated total capitalized cost for this community is $14,700. Construction has begun in the third quarter of 1999 and initial occupancy is expected in the second quarter of 2000.

     The Essex at Lake Merritt is mid/high rise development community located in Oakland, California with up to 270 units. The Company purchased a lakefront site on Lake Merritt in downtown Oakland for a contract purchase price of $5,500 on which the Company plans to construct a premier waterfront project. No commitments have been entered into with third parties regarding construction of this community as of September 30, 1999.

     The two projects which were previously reported as development projects and have achieved stabilized operations in the third quarter of 1999 are Park Hill at Issaquah and Hillsborough Park.

     Park Hill at Issaquah is a 245-unit multifamily property located in Issaquah, Washington. The property is owned by a joint venture in which the Company owns a 45% interest. The Company is entitled to a 12% preferred return on the equity it has invested. In addition, the Company has an option to purchase the property five years subsequent to completion. The Company's investment in the joint venture is included in investments in the accompanying consolidated balance sheets.

     Hillsborough Park is a 235-unit multifamily property located in La Habra, California. The property is wholly owned by the Company. The total investment for the property of approximately $21,700 is included in rental properties in the accompanying consolidated balance sheets.

     (D)  Redevelopment Activities
     -----------------------------

     Redevelopment communities are defined by the Company as existing properties owned by the Company which have been targeted for additional investment dollars from which the Company expects to achieve increased financial returns. Redevelopment communities are currently under a phase of construction and as a result, may have less than stabilized operations. As of September 30, 1999, the Company has three redevelopment communities in Southern California with an aggregate of 861 units for a total projected investment of $13,700 in renovation expenditures.

                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     One redevelopment community, Monterra del Mar, a 96-unit apartment community located in Pasadena, California was completed during the third quarter of 1999 for a total investment of $1,300.

     (E)  Equity Transactions
     ------------------------

     On July 28, 1999, the Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two related institutional investors in a private placement, at a price of $25.00 per unit. The net proceeds from this sale were approximately $48,925. On September 3, 1999, the Operating Partnership completed the sale of 2,200,000 units of its 9.25% Series E Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $25.00 per unit. The net proceeds from this sale were approximately $53,400. Preferred units and related dividends are included in minority interest in the accompanying consolidated financial statements.

     In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's common stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement terminates in five years at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances the participants may be required to provide collateral to the securities broker. The Company has guaranteed performance of the participants with respect to any obligations relating to the swap agreement.

     (F)  Subsequent Event
     ---------------------

     On October 29, 1999, the Company entered into two separate joint venture entities with an approximate 49.9% equity interest. Together with the joint venture partners, the Company formed two separate private REIT entities, Newport Beach North, Inc. and Newport Beach South, Inc. Newport Beach North, Inc. and Newport Beach South, Inc. own an approximate 99.65% interest in Newport Beach North, LLC and Newport Beach South, LLC, respectively. The Company contributed its investment of Coronado at Newport - North, an acquisition made in the third quarter of 1999, to Newport Beach North, LLC. At the same time, the partners in Newport Beach South, LLC purchased Coronado at Newport - South, a 715-unit apartment community located in Newport Beach, California for a contract price of $64,500. The two entities have identical ownership structures and generally, profit and loss are allocated to the partners in accordance with their ownership interests.

     In connection with formation of the two joint ventures, the entities obtained non-recourse debt financing for $34,100 and $37,600 for Newport Beach North, LLC and Newport Beach South, LLC, respectively. The loans bear interest at LIBOR plus 2.25% and mature in 2002. The joint venture entities plan to invest a total of approximately $28,000 additionally into the properties for exterior and interior renovation and such investment is intended to be funded through additional advances under the loans referred to above. The Company is entitled to management and redevelopment fee income from the joint venture and incentive payments based on the financial success of the venture. The Company intends to account for its investment in the joint venture under the equity method of accounting.

                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


(3)  Related Party Transactions
     --------------------------

     All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC") are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended September 30, 1999 and 1998 totaled $112 and $37, respectively, and $324 and $174 for the nine months ended September 30, 1999 and 1998, respectively. The expenses are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap ("M&M"), including operating expense reimbursements of $221 and $133 for the three months ended September 30, 1999 and 1998, respectively, and $693 and $563 for the nine months ending September 30, 1999 and 1998, respectively.

     Other income includes interest income of $84 and $249 for the three months ended September 30, 1999 and 1998, respectively, and $256 and $784 for the nine months ended September 30, 1999 and 1998, respectively. This interest income was earned principally on the notes receivable from related party partnerships in which the Company owns an ownership interest ("Joint Ventures"). Other income also includes management fee income and investment income earned by the Company from its Joint Ventures of $107 and $143 for the three months ended September 30, 1999 and 1998, respectively and $416 and $348 for the nine months ended June 30, 1999 and 1998, respectively.

     Notes and other related party receivables as of September 30, 1999 and December 31, 1998 consist of the following:

                                                                            September 30,      December 31,
                                                                            -------------      ------------
                                                                                1999               1998
                                                                                ----               ----
     Notes receivable from Joint Ventures:
          Note receivable from Highridge Apartments
          secured, bearing interest at 9.4%, due March 2008                  $ 1,047             $ 1,047

          Note receivable from Fidelity I, secured,
          bearing interest at 8%, due on demand                                1,358               1,358

          Note receivable from Fidelity I and JSV, secured,
          bearing interest at 9.5-10%, due 2015                                  800                 800

          Note receivable from Highridge,
          bearing interest at 10%, due on demand                               2,950                  --

          Note receivable from Fidelity I,
          non-interest bearing, due on demand                                  5,411                  --

          Note receivable from Highridge,
          non-interest bearing, due on demand                                  3,389               2,928

          Note receivable from Portland Shopping Centers,
          non-interest bearing, due on demand                                  2,127               1,209

          Note receivable from Anchor Village,
          non-interest bearing, due on demand                                  1,242                 933

     Other related party receivables:
          Loans to officers, bearing interest at 8%, due April 2006              500                 500

          Other related party receivables, substantially due on demand           987               1,675
                                                                             -------             -------
                                                                             $19,811             $10,450
                                                                             =======             =======

     Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


(4)  Forward Treasury Contracts
     --------------------------

     The Company has four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10 year treasury rate at between 6.15% - 6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to the multifamily development projects and a maturity of an $18,160 fixed rate loan. These contracts will be settled no later than June 2000. If the contracts were settled as of September 30, 1999, the Company would be obligated to pay approximately $635.

(5)  New Accounting Pronouncements
     -----------------------------

     In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS
     133), Accounting for Derivative Instruments and Hedging Activities. The Company will adopt SFAS 133 for interim periods beginning in 2001, the effective date of SFAS 133, as amended. Had SFAS 133 been implemented in 1999, a charge to earnings of $635 relating to treasury contracts that do not qualify as anticipatory hedges under SFAS 133 would have been recorded for the nine months ended September 30, 1999.

(6)  Segment Information
     -------------------

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

                                                              Three months ended
                                                   September 30, 1999   September 30, 1998
                                                   -------------------  -------------------
     Revenues
          Northern California                               $   11,898           $   11,117
          Southern California                                   15,723               12,054
          Pacific Northwest                                      8,366                8,121
                                                            ----------           ----------
               Total segment revenues                           35,987               31,292
     Non-segment property revenues                                 484                  498
     Interest and other income                                   1,274                  861
                                                            ----------           ----------
               Total revenues                               $   37,745           $   32,651
                                                            ==========           ==========

     Net operating income:
          Northern California                               $    9,214           $    8,493
          Southern California                                   11,161                8,130
          Pacific Northwest                                      5,639                5,393
                                                            ----------           ----------
               Total segment net operating income               26,014               22,016
     Non-segment net operating income                               25                   90
     Interest and other income                                   1,274                  861
     Depreciation and amortization                              (7,084)              (5,575)
     Interest                                                   (5,560)              (5,245)
     Amortization of deferred financing costs                     (147)                (212)
     General and administrative                                 (1,096)              (1,007)
     Provision for litigation loss                                  --                 (930)
                                                            ----------           ----------
               Income before gain on the sale of real
                  estate, minority interests and
                  extraordinary item                        $   13,426           $    9,998
                                                            ==========           ==========

                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


(6)   Segment Information (continued)
      -------------------------------

                                                                            Nine months ended
                                                             September 30, 1999            September 30, 1998
                                                             ------------------            ------------------
     Revenues
         Northern California                                        $   34,803                   $    30,867
         Southern California                                            41,533                        32,915
         Pacific Northwest                                              24,855                        23,997
                                                                    ----------                   -----------
               Total segment revenues                                  101,191                        87,779
     Non-segment property revenues                                       1,742                         2,003
     Interest and other income                                           3,602                         2,389
                                                                    ----------                   -----------
               Total revenues                                       $  106,535                   $    92,171
                                                                    ==========                   ===========

     Net operating income:
          Northern California                                       $   26,734                   $    23,221
          Southern California                                           28,623                        21,671
          Pacific Northwest                                             16,710                        15,676
                                                                    ----------                   -----------
               Total segment net operating income                       72,067                        60,568
     Non-segment net operating income                                      538                         1,160
     Interest and other income                                           3,602                         2,389
     Depreciation and amortization                                     (19,376)                      (15,876)
     Interest                                                          (15,744)                      (14,259)
     Amortization of deferred financing costs                             (415)                         (553)
     General and administrative                                         (3,218)                       (2,841)
     Provision for litigation loss                                          --                          (930)
                                                                    ----------                   -----------
               Income before gain on the sale of real
                 estate, minority interests and
                 extraordinary item                                 $   37,454                   $    29,658
                                                                    ==========                   ===========

                                                             September 30, 1999              December 31, 1998
                                                             ------------------              -----------------
     Assets:
          Northern California                                       $  239,283                   $   241,676
          Southern California                                          529,907                       355,077
          Pacific Northwest                                            196,041                       198,761
                                                                    ----------                   -----------
               Total segment net real estate assets                    965,231                       795,514
          Non-segment net real estate assets                             5,176                        16,661
                                                                    ----------                   -----------
               Net real estate assets                                  970,407                       812,175
          Non-segment assets                                           159,119                       119,621
                                                                    ----------                   -----------
               Total assets                                         $1,129,526                   $   931,796
                                                                    ==========                   ===========

Item 2:     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 1999, December 31, 1998 and September 30, 1998, owned an 89.6%, 89.9% and 89.9% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

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

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 97% of its property revenues for the three and nine months ended September 30, 1999 and 1998. The Company's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Company's portfolio has exceeded 95% for the last five years.

The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ended December 31, 1994. The Company provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"), in order to maintain compliance with REIT tax rules. The Company owns 100% of EMC's 19,000 shares of non-voting Preferred Stock. Executives of the Company own 100% of EMC's 1,000 shares of Common Stock.

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 58 multifamily residential properties and its current headquarters building. Of the multifamily properties acquired since the IPO, 11 are located in Northern California, 29 are located in Southern California, 18 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 11,718 multifamily units with total capitalized acquisition costs of approximately $875.4 million. As part of its active portfolio management strategy, the Company has sold, since its IPO, six multifamily residential properties (five in Northern California and one in the Pacific Northwest) consisting of a total of 819 units and disposed of six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $89.5 million resulting in a total net realized gain of approximately $18.5 million and a deferred gain of $5.0 million. The Company has also achieved stabilized operations at two multifamily communities which contain an aggregate of 480 units.

The Company is developing eight multifamily residential communities, with an aggregate of 1,500 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $161,800,000. As of September 30, 1999, the Company's remaining development commitment is approximately $71,100,000.

Results of Operations

Comparison of the Three Months Ended September 30, 1999 to the Three Months
---------------------------------------------------------------------------
Ended September 30, 1998.
-------------------------

Average financial occupancy rates of the Company's multifamily Quarterly Same Store Properties (properties owned by the Company for each of the three months ended September 30, 1999 and 1998) decreased to 96.5% for the three months ended September 30, 1999 from 96.6%, for the three months ended September 30, 1998. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended September 30, 1999 and 1998 are as follows:

                            September 30,   September 30,
                                1999            1998
                                ----            ----
     Northern California        97.0%           97.4%
     Southern California        97.0%           97.0%
     Pacific Northwest          95.0%           95.1%

The Company's commercial property was 100% occupied (based on square footage) as of September 30, 1999.

Total Revenues increased by $5,094,000 or 15.6% to $37,745,000 in the third quarter of 1999 from $32,651,000 in the third quarter of 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                         Three Months Ended
                                        Number of           September 30,         Dollar   Percentage
                                                            -------------
                                        Properties        1999        1998        Change     Change
                                        ----------        ----        ----        ------     ------
Revenues
   Property revenues Quarterly Same
   Store Properties
      Northern California                     13          $11,133     $10,773     $  360         3.3%
      Southern California                     16           10,770      10,051        719         7.2
      Pacific Northwest                       18            7,760       7,523        237         3.2
      Commercial                               1               22          22         --          --
                                              --          -------     -------     ------      ------
         Total property revenues
           Quarterly Same Store
            Properties                        48           29,685      28,369      1,316         4.6
                                              ==
   Property revenues properties
      acquired/disposed of
      subsequent to June 30, 1998 (1)                       6,786       3,421      3,365        98.3
                                                          -------     -------     ------      ------
         Total property revenues                           36,471      31,790      4,681        14.7
                                                          -------     -------     ------      ------

Interest and other income                                   1,274         861        413        48.0
                                                          -------     -------     ------      ------
         Total revenues                                   $37,745     $32,651     $5,094        15.6%
                                                          =======     =======     ======      ======

(1)  Also includes redevelopment communities and development communities.

As set forth in the above table, $3,365,000 of the $5,094,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to June 30, 1998, redevelopment communities and development communities. During this period, the Company acquired interests in eight multifamily properties and reached stabilized operations at one development community (the "Acquisition Properties"), and disposed of one multifamily property and one commercial property (the "Disposition Properties").

Of the increase in total revenues, $1,316,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 4.6% to $29,685,000 in the third quarter of 1999 from $28,369,000 in the third quarter of 1998. The majority of this increase was attributable to the 16 multifamily Quarterly Same Store Properties located in Southern California. The property revenues of the Quarterly Same Store Properties in Southern California increased by $719,000 or 7.2% to $10,770,000 in the third quarter of 1999 from $10,051,000 in the third quarter of 1998. This $719,000 increase is primarily attributable to rental rate increases. The 13 Quarterly Same Store Properties located in Northern California accounted for the next largest regional component of the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $360,000 or 3.3% to $11,133,000 in third quarter of 1999 from $10,773,000 in the third quarter of 1998. The $360,000 increase is attributable to rental rate increases which was offset by a decrease in financial occupancy to 97.0% in the third quarter of 1999 from 97.4% in the third quarter of 1998. The 18 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $237,000 or 3.2% to $7,760,000 in the third quarter of 1999 from $7,523,000 in the third quarter of 1998. The $237,000 increase is primarily attributable to rental rate increases which was offset by a decrease in financial occupancy to 95.0% in the third quarter of 1999 from 95.1% in the third quarter of 1998. The increase in total revenue also reflected an increase of $413,000 attributable to other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Company's investments in joint venture development projects.

Total Expenses increased by $1,666,000 or approximately 7.4% to $24,319,000 in the third quarter of 1999 from $22,653,000 in the third quarter of 1998. Interest expense increased by $315,000 or 6.0% to $5,560,000 in the third quarter from $5,245,000 in the third quarter of 1998. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset by capitalization of interest charges on the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $748,000 or 7.7% to $10,432,000 in the third quarter of 1999 from $9,684,000 in the third quarter of 1998. Of such increase, $925,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $89,000 in the third quarter of 1999 from the amount for the third quarter of 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Company.

Net income increased by $6,395,000 to $13,073,000 in the third quarter of 1999 from $6,678,000 in the third quarter of 1998. Net income for the three months ended September 30, 1999 included a gain on the sale of real estate of $4,708,000. The remainder of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended
-------------------------------------------------------------------------------
September 30, 1998.
-------------------

Average financial occupancy rates of the Company's multifamily Same Store Properties (properties owned by the Company for each of the nine months ended September 30, 1999 and 1998) increased to 96.6% for the nine months ended September 30, 1999 from 96.0% for the nine months ended September 30, 1998. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the nine months ended September 30, 1999 and 1998 are as follows:

                            September 30,   September 30,
                                 1999            1998
                                 ----            ----

     Northern California         97.4%           97.1%
     Southern California         97.2%           96.2%
     Pacific Northwest           95.0%           94.3%

The Company's commercial property was 100% occupied (based on square footage) as of September 30, 1999.

Total Revenues increased by $14,364,000 or 15.6% to $106,535,000 for the first nine months of 1999 from $92,171,000 for the first nine months of 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                        Nine Months Ended
                                            Number of     September 30,    Dollar   Percentage
                                                        -----------------
                                            Properties    1999     1998    Change     Change
                                            ----------    ----     ----    ------     ------
Revenues
   Property revenues Same Store
     Properties
      Northern California                           12  $ 27,941  $26,848  $ 1,093         4.1%
      Southern California                           14    25,615   23,736    1,879         7.9
      Pacific Northwest                             18    23,089   22,028    1,061         4.8
      Commercial                                     1        67       67       --          --
                                                ------  --------  -------  -------  ----------
         Total property revenues
           Same Store Properties                    45    76,712   72,679    4,033         5.5%
                                                ======
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1997 (1)                  26,221   17,103    9,118        53.3
                                                        --------  -------  -------  ----------
         Total property revenues                         102,933   89,782   13,151        14.6
                                                        --------  -------  -------  ----------

Interest and other income                                  3,602    2,389    1,213        50.8
                                                        --------  -------  -------  ----------
         Total revenues                                 $106,535  $92,171  $14,364        15.6%
                                                        ========  =======  =======  ==========

(1)  Also includes redevelopment communities and development communities.

As set forth in the above table, $9,118,000 of the $14,364,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1997, redevelopment communities and development communities. During this period, the Company acquired interests in 12 multifamily properties and reached stabilized operations at one wholly-owned development community (the "Post-1997 Acquisition Properties"), and disposed of one multifamily property, one commercial property and three retail shopping centers (the "Post-1997 Disposition Properties").

Of the increase in total revenues, $4,033,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 5.5% to $76,712,000 in the first nine months of 1999 from $72,679,000 in the first nine months of 1998. The majority of this increase was attributable to the 14 Same Store Properties located in Southern California. The property revenues of these properties increased by $1,879,000 or 7.9% to $25,615,000 in first nine months of 1999 from $23,736,000 in the first nine months of 1998. The $1,879,000 increase is attributable to rental rate increases and the increase in financial occupancy to 97.2% in the first nine months of 1999 from 96.2% in the first nine months of 1998. The 12 multifamily Same Store Properties located in Northern California accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of these properties increased by $1,093,000 or 4.1% to $27,941,000 in the first nine months of 1999 from $26,848,000 in the first nine months of 1998. The $1,093,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 97.4% in the first nine months of 1999 from 97.1% in first nine months of 1998. The 18 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of the these properties increased by $1,061,000 or 4.8% to $23,089,000 in the first nine months of 1999 from $22,028,000 in the first nine months of 1998. This $1,061,000 increase is primarily attributable to rental rate increases and the effect of the increase in financial occupancy to 95.0% in the first nine months of 1999 from 94.3% in the first nine months of 1998. The increase in total revenue also reflected an increase of $1,213,000 attributable to other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Company's investments in joint venture development projects.

Total Expenses increased by $6,568,000 or approximately 10.5% to $69,081,000 in the first nine months of 1999 from $62,513,000 in the first nine months of 1998. Interest expense increased by $1,485,000 or 10.4% to $15,744,000 in the first nine months from $14,259,000 in the first nine months of 1998. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset by the capitalization of interest charges on the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $2,274,000 or 8.1% to $30,328,000 in the first nine months of 1999 from $28,054,000 in the first nine months of 1998. Of such increase, $2,847,000 was attributable to the Post-1997 Acquisition Properties and the Post-1997 Disposition Properties. General and administrative expenses represents the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $377,000 in the first nine months of 1999 from the amount for the first nine months of 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Company.

Net income increased by $8,254,000 to $30,405,000 in the first nine months of 1999 from $22,151,000 in the first nine months of 1998. Net income for the first nine months of 1999 included a gain on the sale of real estate of $4,708,000. The remainder of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At September 30, 1999, the Company had $4,338,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. The Company expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company has a $100,000,000 unsecured line of credit. Outstanding balances under the line of credit bear interest at the bank's reference rate or at the Company's option, 1.15% over the LIBOR rate. The line of credit matures in June 2000. At September 30, 1999 the Company had $57,200,000 outstanding on its line of credit, with interest rates during the third quarter of 1999 ranging from 6.4% to 8.1%.

In addition to the unsecured line of credit, the Company had $379,463,000 of secured indebtedness at September 30, 1999. Such indebtedness consisted of $320,643,000 in fixed rate debt with interest rates varying from 6.4% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also includes $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the first nine months of 1999 of 5.5% and maturity dates ranging from 2020 to 2026. A portion of the tax exempt variable rate demand bonds, $45,220,000, is capped at a maximum interest rates ranging from 7.1% to 7.3%.

The Company's unrestricted cash balance increased by $1,790,000 from $2,548,000 as of December 31, 1998 to $4,338,000 as of September 30, 1999. This increase was primarily a result of $114,426,000 of net cash provided by financing activities and $61,328,000 of net cash provided by operating activities, which was offset by $173,964,000 of net cash used in investing activities. The $114,426,000 net cash provided by financing activities was primarily a result of $216,650,000 of proceeds from mortgage and other notes payable and lines of credit and $103,215,000 of proceeds from preferred unit sales as offset by $157,302,000 of repayments of mortgages and other notes payable and lines of credit and $39,203,000 of dividends/distributions paid. Of the $173,964,000 net cash used in investing activities, $135,882,000 was used to purchase and upgrade rental properties and $51,636,000 was used to fund real estate under development.

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

The Company is developing eight multifamily residential communities, with an aggregate of 1,500 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $161,800,000. As of September 30, 1999, the Company's remaining commitment to fund the estimated cost to complete is approximately $71,100,000. The Company expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. In the third quarter of 1999, the Company announced the commencement of two new development communities and also reached stabilized occupancy at two communities that were previously reported as development communities.

On July 28, 1999, The Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two related institutional investors at a price of $25.00 per unit.

The net proceeds from this sale were approximately $48,925,000. The net proceeds were used primarily to reduce outstanding balances under the Company's line of credit. On September 3, 1999, The Operating Partnership completed the sale of 2,200,000 units of its 9.25% Series E Cumulative Redeemable Preferred Units to two related institutional investors at a price of $25.00 per unit. The net proceeds from this sale were approximately $53,400,000. The net proceeds were used primarily to reduce outstanding balances under the Company's line of credit.

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

Readiness Disclosure for Year 2000

The Company's State of Readiness. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year
2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Employing a team made up of internal personnel, the Company has identified IT systems that are not Year 2000 compliant and has substantially modified or replaced such systems as necessary. However, because the full ramifications of the Year 2000 issue will not be fully realized until after the Year 2000 date change, the Company can provide no assurances that its internal systems will not be adversely affected by the Year 2000 date change.

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

Costs of Addressing the Company's Year 2000 issues. Given the information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or results of operations. As of September 30, 1999, no compliance costs have been incurred by the Company that would not otherwise been incurred in the normal course of maintenance of the Company's information systems. The costs of any future assessment and remediation will be charged to general and administrative expenses.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's presentation of Funds From Operations. The following table sets forth Essex's calculation of Funds from Operations for the three and nine months ended September 30, 1999 and 1998.

                                           Three months ended             Nine months ended
                                           -------------------            -----------------
                                        September 30   September 30   September 30   September 30
                                        -------------  -------------  -------------  -------------
                                            1999           1998           1999           1998
                                        -------------  -------------  -------------  -------------
Income before
   minority interests and
   extraordinary item                    $13,426,000    $ 9,998,000    $37,454,000    $29,658,000
Adjustments:
Depreciation & amortization                7,084,000      5,575,000     19,376,000     15,876,000
Adjustment for unconsolidated
  joint ventures                             366,000        365,000      1,102,000      1,027,000
Provision for litigation loss                     --        930,000             --        930,000
Minority interests (1)                    (3,616,000)    (1,754,000)    (8,378,000)    (4,353,000)
                                         -----------    -----------    -----------    -----------

Funds From Operations                    $17,260,000    $15,114,000    $49,554,000    $43,138,000
                                         ===========    ===========    ===========    ===========
      Weighted average number
      shares outstanding diluted (1)      20,573,866     20,523,466     20,500,206     20,516,925
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

September 30, 1999 as interest rates are consistent with yields currently available to the Company for similar instruments.

For Year Ended:                               1999       2000       2001       2002       2003       Thereafter         Total
Fixed rate debt (In thousands)
                                           $ 1,052      21,034      3,114      25,206      30,870      239,367      $  320,643
Average interest rate                         7.04%       7.04%      6.63%       6.63%       5.93%        5.93%

Variable rate LIBOR debt (In thousands)
                                           $     -      57,200          -           -           -       58,820/(1)/ $  116,020
Average interest rate                            -        6.34%         -           -           -         5.50%

/(1)/ $45,220,000 is capped at maximum interest rates ranging from 7.1% to 7.3%

The Company has four forward treasury contracts for an aggregate notional amount of $60,000,000, locking the 10 year treasury rate at between 6.15%-6.26% which limits interest rate exposure on certain future debt financing and which will be settled in 2000. The fair value of these contracts as of September 30, 1999 is approximately $635,000. Fair value represents the estimated payments that would be made to terminate the agreement at September 30, 1999.

The four forward treasury contracts represent the exposures that exist as of September 30, 1999. As firm commitments do not exist as of September 30, 1999, the information presented herein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that may arise during the period, the Company's hedging strategies at that time and interest rates.

Part II   Other Information
-------   -----------------

Item 2:       Changes in Securities and Use of Proceeds
              -----------------------------------------


              (c)  Recent Sales of Unregistered Securities

              On September 3, 1999, Essex Portfolio, L.P., a California limited partnership (the "Operating Partnership") as to which the Company is the sole general partner, completed the private placement of 2,200,000 9.25% Series E Cumulative Redeemable Preferred Units (the "Perpetual Preferred Units"), representing a limited partnership interest of the Operating Partnership, to two related institutional investors in return for contributions to the Operating Partnership totaling $55 million. The Perpetual Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after the tenth anniversary of the date of this private placement (or earlier under certain circumstances) for shares of the Company's 9.25% Series E Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series E Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series E Preferred Stock will have certain rights to cause the Company to register such shares of Series E Preferred Stock. On September 7, 1999, the Company filed Articles Supplementary reclassifying 2,200,000 shares of its Common Stock, par value $.0001 per share, as 2,200,000 shares of Series E Preferred Stock and setting forth the rights, preference and privileges of the Series E Preferred Stock.

              The net proceeds from the above private placement were used to reduce outstanding balances on the Company's line of credit.

              The above private placement was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.



Item 6:       Exhibits and Reports on Form 8-K

              A.   Exhibits
                   --------

              3.1 Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred Stock, filed with the State of Maryland on September 9, 1999.

              10.1 Fifth Amendment to the First Amended and Restated Agreement
                   of Limited Partnership of Essex Portfolio, L.P., dated September 3, 1999.

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


                                   ESSEX PROPERTY TRUST, INC.


                                   /s/ MARK J. MIKL
                                   --------------------------
                                   Mark J. Mikl, Controller
                                   (Authorized Officer and
                                   Principal Accounting Officer)


                                   November 12, 1999
                                   ---------------------
                                   Date