Form 10-K405
period 1999-12-31
ESSEX PROPERTY TRUST INC
filed 2000-03-30
CIK 920522

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

  For the fiscal year ended December 31, 1999
                                       or

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

   As of March 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $447,420,276. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

   As of March 24, 2000, 18,090,886 shares of Common Stock ($.0001 par value) were outstanding.

                          LOCATION OF EXHIBIT INDEX:

   The index exhibit is contained in Part IV, Item 14, on page number 36.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   The following document is incorporated by reference in Part III of the Annual Report on Form 10K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held April 25, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                      Page No.
                                                                      --------

                                     PART I

Item 1Business.......................................................     1

Item 2Properties.....................................................    19

Item 3Legal Proceedings..............................................    22

Item 4Submission of Matters to a Vote of Security Holders............    22

                                    PART II

Item 5Market for Registrant's Common Stock and Related Stockholder
 Matters.............................................................    23

Item 6Summary Financial and Operating Data...........................    25

Item 7 Management's Discussion and Analysis of Financial Condition
       and Results of Operations.....................................    26

Item 7AQuantitiative and Qualitative Disclosures About Market Risk...    34

Item 8Financial Statements and Supplementary Data....................    34

Item 9 Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure......................................    34

                                    PART III

Item 10Directors and Executive Officers of the Registrant............    35

Item 11Executive Compensation........................................    35

Item 12Security Ownership of Certain Beneficial Owners and
 Management..........................................................    35

Item 13Certain Relationships and Related Transactions................    35

                                    PART IV

Item 14Exhibits, Financial Statements Schedules and Reports on Form
 8-K.................................................................    36



Signatures...........................................................   S-1

                                    PART I

Forward Looking Statements

   Certain statements in this Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2000, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Report on Form 10-K for the year ended December 31, 1999, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1. Business

Description of Business

   Essex Property Trust, Inc. ("the Company" or "Essex") is a self-administered and self-managed equity real estate investment trust ("REIT") engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Company's multifamily portfolio consists of ownership interests in 68 properties (comprising 15,106 apartment units), 30 of which are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 16 of which are located in Northern California (the San Francisco Bay Area) and 22 of which are located in the Pacific Northwest (18 in the Seattle metropolitan area and 4 in the Portland, Oregon metropolitan area). The Company also has ownership interests in an office building located in Northern California (Palo Alto) which houses the Company's headquarters, and three retail shopping centers located in the Pacific Northwest (the "Commercial Properties," and together with the Company's 68 multifamily residential properties, the "Properties"). The Company and affiliated entities and joint ventures also have entered into commitments for the development of 1,904 units in nine multifamily communities; five in Northern California, two in Southern California and two in the Pacific Northwest.

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

   The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 89.7% general partnership interest and senior members of the Company's management and certain outside investors own approximately 10.3% limited partnership interests in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

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

  . Management of Capital and Financial Risk. Optimize the Company's capital and financial risk positions by maintaining a conservative leverage ratio and minimizing the Company's cost of capital. The Company evaluates financing alternatives including alternative financing sources through joint ventures, broadening the Company's access to capital.

Business Principles

   The Company was founded on, has followed, and intends to continue to follow the business principles set forth below:

   Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, the Company seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. The Company's regional portfolio managers are accountable for overall property operations and performance. They supervise on-site managers, provide training for the on-site staff, monitor fiscal performance against budgeted expectations, monitor property performance against the performance of competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment.

   Business Planning and Control. Real estate investment decisions are accompanied by a multiple year plan, to which executives and other managers responsible for obtaining future financial performance must agree. Performance versus plan serves as a significant factor in determining compensation.

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

  . Supply Constraints. The Company believes that properties located in real estate markets with limited development or redevelopment opportunities are well suited to produce increased rental income. When evaluating supply constraints, The Company reviews: (i) availability of developable land sites on which competing properties could be readily constructed;
     (ii) political barriers to growth resulting from a restrictive local political environment regarding development and redevelopment (such an environment, in addition to the restrictions on development itself, is often associated with a lengthy development process and expensive development fees); and (iii) physical barriers to growth, resulting from natural limitations to development, such as mountains or waterways.

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

Current Business Activities

   The Company conducts substantially all of its activities through the Operating Partnership, of which it owns an approximate 89.7% general partnership interest. The approximate 10.3% limited partnership interests in the Operating Partnership are owned by directors, officers and employees of the Company and certain third-party investors. As the sole general partner of the Operating Partnership, the Company has operating control over the management of the Operating Partnership and each of the Properties. From time to time, the Company may invest in properties through the acquisition of an interest in another entity, based upon the criteria described above. The Company does not plan to invest in any securities of other entities not engaged in real estate activities.

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

   In July 1999, the Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two related institutional investors in a private placement, at a price of $25.00 per unit. The net proceeds from this sale were approximately $48,925,000. In September 1999, the Operating Partnership completed the sale of 2,200,000 units of its 9.25% Series E Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $25.00 per unit. The net proceeds from this sale were approximately $53,400,000.

   During 1999, WBP I Holding Corp. (formerly known as "Tiger/Westbrook Real Estate Fund, L.P."), and WBP II Holding Corp. (formerly known as "Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.") (collectively, "Tiger/Westbrook") converted 1,415,313 shares of its ownership in the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") into 1,617,501 shares of Common Stock. At December 31, 1999, Tiger Westbrook owned 184,687 shares of Convertible Preferred Stock.

   In March 1999, the Company's Board of Directors authorized the Operating Partnership to purchase up to 500,000 shares of the Company's Common Stock, or approximately 3% of the issued and outstanding Common Stock of the Company, at a total price per share not to exceed $29.00 in the open market or through negotiated or block transactions. During 1999, the Operating Partnership purchased 261,900 shares of the Company's outstanding Common Stock. The weighted average price paid for the shares was $27.17.

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

Acquisitions

   During 1999, the Company acquired ownership interests in nine multifamily properties consisting of 2,450 units with an aggregate purchase price of approximately $213,700,000. These investments were primarily funded by sales of preferred units and issuance of common units by the Operating Partnership, the contribution of equity from joint venture partners, cash generated from operations, proceeds from the dispositions of properties, proceeds from new and assumed loans and the Company's line of credit. Of the nine properties purchased in 1999, eight properties (2,351 units) are located in Southern California and one (99 units) is located in Northern California.

   Multifamily property ownership interests acquired in 1999 are as follows:

                                                                       Purchase
                                                                        Price
                                                                          (in
     Property Name                            Location           Units millions)
     -------------                            --------           ----- --------
     Southern California
     Coronado at Newport South(1)............ Newport Beach, CA    715  $ 64.0
     Coronado at Newport North(1)............ Newport Beach, CA    732    62.0
     Avondale at Warner Center............... Woodland Hills, CA   446    35.0
     Loraine................................. Glendale, CA         132    13.5
     Columbus................................ Glendale, CA          83     7.7
     Fairways(2)............................. Newport Beach, CA     74     7.5
     Glenbrook............................... Pasadena, CA          84     7.0
     Euclid.................................. Pasadena, CA          85     6.7
     Northern California
     Mt. Sutro Terrace(3).................... San Francisco, CA     99    10.3
                                                                 -----  ------
       Total Acquisitions....................                    2,450  $213.7
                                                                 =====  ======

--------
(1) The Company holds an approximate 49.9% ownership interest in the joint venture that owns this property.
(2) The Company purchased a leasehold interest in this property with a remaining term of 28 years.
(3) The Company holds an approximate 46% ownership interest in the joint venture that owns this property.

   In October 1999, the Company entered into a joint venture and received an approximate 49.9% equity interest (Coronado at Newport joint venture). The Company contributed its investment of Coronado at Newport North to the joint venture. At the same time, the partners purchased Coronado at Newport Beach South. Generally, profit and loss is allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Company is entitled to management and redevelopment fees from the joint venture and incentive payments based on the financial success of the joint venture.

   In December 1999, the Company entered into a joint venture and received an approximate 20% equity interest. The Company contributed its investment in Riverfront Apartments, Casa Mango Apartments, and Westwood Apartments into the joint venture (AEW joint venture). The Company also contributed land and development rights for a development community located in Oxnard, California. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Company is entitled to management and development fees from the joint venture and incentive payments based on the financial success of the joint venture.

Dispositions

   In 1999, the Company sold its former headquarters building and one multifamily property located in Southern California for an aggregate sales price of $29,500,000. The proceeds were used to fund acquisitions of multifamily properties, and to repay borrowings under the Company's line of credit.

Development

   Development communities are defined by the Company as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 1999, the Company had nine development communities, with an aggregate of 1,904 multifamily units. During 1999, the Company announced three new development communities and also reached stabilized operations at two apartment properties containing 480 units that were previously reported as development communities. In connection with the properties currently under development, the Company has directly, or in some cases through its joint venture entities, entered into contractual construction related commitments with unrelated third parties. As of December 31, 1999, the Company is committed to fund approximately $78,700,000. The following table sets forth information regarding the development communities at December 31, 1999.


                                                        Project      Project Cost
                                                   Estimated Cost(1)  Incurred(1)
                                                         As of          As of
                                                        12/31/99       12/31/99         Projected/
Development Communities   Location           Units   (in millions)   (in millions) Actual Stabilization
-----------------------   --------           ----- ----------------- ------------  --------------------
Presale transactions(2)
The Carlyle.............  San Jose, CA         132      $ 19.0          $   .5        March 2000
Waterford...............  San Jose, CA         238        36.0              .8        July 2000
Joint Venture
 transactions(3)
Fountain Court..........  Seattle, WA          320        34.0            34.0        March 2000
Vintage @ the Rose......  Oxnard, CA           404        54.7            18.7        February 2002
Direct Development(4)
Bel Air (Canyon Point)..  San Ramon, CA        114        18.2            18.1        January 2000
Mirabella (Marina
 View)..................  Marina del Rey, CA   188        33.7            32.1        March 2000
Station Park............  Pleasant Hill, CA    106        15.3            14.9        January 2000
Perry Creek.............  Bothell, WA          132        15.0             8.2        December 2000
Essex at Lake Merritt...  Oakland, CA          270        63.2             8.4        December 2002
                                             -----      ------          ------
  Total Development
   Communities..........                     1,904      $289.1          $135.7
                                             =====      ======          ======

--------
(1) Project estimated cost and cost incurred as of December 31, 1999 includes total estimated and incurred costs for the development projects.
(2) The Company has contracted with independent third parties to acquire these projects upon completion based on a formula as defined in the presale purchase agreements.
(3) The Company is a 51% and 20% partner in the entities which are developing Fountain Court and Vintage @ the Rose, respectively.
(4) The Company is the sole owner of these development projects.

   The Company intends to continue to pursue the development of multifamily communities to the extent that the market conditions and the specific project terms are considered favorable.

Redevelopment

   Redevelopment communities are defined by the Company as existing properties owned or recently acquired which have been targeted for investment by the Company with the expectation of increased financial returns. Redevelopment communities typically have apartment units that are under construction and as a result, may have less than stabilized operations. The Company is entitled to receive redevelopment fee income on the joint venture redevelopment communities. As of December 31, 1999, the Company had the following seven redevelopment communities.

                                                  Estimated Renovation Cost(5)
Redevelopment                                         At December 31, 1999       Projected
Communities(1)            Location          Units        (in millions)           Completion
--------------            --------          ----- ---------------------------- --------------
Coronado @ Newport
 North(2)...............  Newport Beach, CA   732            $13.6             December 2001
Hillcrest Park..........  Newbury Park, CA    608              9.6             June 2001
Westwood(3).............  Cupertino, CA       116              2.7             December 2000
Hampton Place
 (Loraine)..............  Glendale, CA        132              2.3             September 2000
Windsor Terrace.........  Pasadena, CA        122              1.9             June 2000
Hampton Court
 (Columbus).............  Glendale, CA         83              1.6             September 2000
Foothill/Twincreeks(4)..  San Ramon, CA       176               .4             June 2000
                                            -----            -----
  Total Redevelopment
   Communities..........                    1,969            $32.1
                                            =====            =====

--------
(1) The Company owns 100% of each redevelopment community unless otherwise noted.
(2) The Company holds an approximate 49.9% interest in the joint venture that owns this property.
(3) The Company holds a 20% interest in the joint venture that owns this property.
(4) The redevelopment for this property includes renovation of the leasing center only.
(5) Represents the projected cost of renovation of the apartment community excluding the original cost of land and buildings.

Offices and Employees

   The Company is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon, Calabasas, California and Tustin, California. As of December 31, 1999, the Company had approximately 542 employees.

Environmental Matters

   Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, or in such property. Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. In addition, certain environmental laws impose liability for release of asbestos-containing materials ("ACMs"), into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

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

   The environmental studies revealed the presence of groundwater contamination on certain of the Properties. Certain of these Properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and one Property was previously occupied by an industrial user that was identified as the source of contamination. The environmental studies noted that certain of the Properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that contamination existed at certain Properties because of the former presence of underground fuel storage tanks that have been removed. There are asbestos-containing material in a number of the properties, primarily in the form of ceiling texture, floor tiles and adhesives, which are generally in good condition. At properties where radon, hydrogen sulfide and/or methane has been identified as a potential concern, the Company has implemented remediating measures and additional testing. Based on its current knowledge, the Company does not believe that future liabilities associated with asbestos, radon, hydrogen or methane will be material. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these Properties would not have a material adverse effect on the Company's financial condition, result of operations, or liquidity.

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

Insurance

   The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Company does not have insurance. All of the Properties are located in areas that are subject to earthquake activity. The Company has obtained earthquake insurance for all the Properties. This earthquake insurance is subject to an aggregate limit of $40.0 million payable upon a covered loss in excess of a $7.5 million self-insured retention amount and a 5% deductible. The Company may selectively exclude properties from being covered by earthquake insurance based on management's evaluation of the following factors: (i) the availability of coverage on terms acceptable to the Company, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. Despite earthquake coverage on all of the Company's Properties, should a property sustain damage as a result of an earthquake, the Company may incur losses due to deductibles, co-payments and losses in excess of applicable insurance, if any.

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

Working Capital

   The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and its amounts available on its line of credit. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company has credit facilities in the committed amount of approximately $100,000,000. At December 31, 1999 the Company had an outstanding balance of $10,500,000 under these facilities.

Other Matters/Risk Factors

 Debt Financing

   At December 31, 1999, the Company had approximately $384,108,000 of indebtedness (including $91,820,000 of variable rate indebtedness, of which $58,820,000 is capped at interest rates ranging from 7.1% to 7.3%).

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

 Uncertainty of Ability to Refinance Balloon Payments

   At December 31, 1999, the Company had an aggregate of approximately $384,108,000 of mortgage debt and line of credit borrowings, some of which are subject to balloon payments of principal. The Company does not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and the line of credit borrowings. At December 31, 1999, these mortgages and the line of credit borrowings had the following scheduled maturity dates: 2000--$53.7 million; 2001--$2.8 million; 2002-- $24.8 million; 2003--$30.5 million, 2004--$2.7 million, 2005 and thereafter--
$269.6 million. The Company may not be able to refinance such mortgage indebtedness. The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the mortgagee. This could mean a loss to the Company of income and asset value. Alternatively, the Company may be required to re-finance the debt at higher interest rates. If the Company is unable to make such payments when due, a mortgage lender could foreclose on the property securing the mortgage, which could have a material adverse effect on the financial condition and results of operations of the Company.

 Risk Of Rising Interest Payments

   At December 31, 1999, the Company had approximately $58,820,000 of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax exempt securities (which matures at various dates from 2014 through 2026) and $10,500,000 of variable rate indebtedness under its line of credit bearing interest at 1.15% over LIBOR and $22,500,000 of venture rate indebtedness under a construction loan bearing interest at 2.00% over LIBOR (both of which mature in 2000). Although the $58,820,000 of long-term variable rate indebtedness is subject to an interest rate protection agreement, which may reduce the risks associated with fluctuations in interest rates, an increase in interest rates may have an adverse effect on net income and results of operations of the Company.

 Risk That Interest Rate Hedging Arrangements Cannot Be Refinanced Or Replaced

   The Company has, from time to time, entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, these agreements also may reduce the benefits to the Company when interest rates decline. There can be no assurance that any such hedging arrangements can be refinanced or that the Company will be able to enter into other hedging arrangements to replace existing ones if interest rates decline. Furthermore, interest rate movements during the term of interest rate hedging arrangements may result in a gain or loss on the Company's investment in the hedging arrangement. In addition, if a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks. In order to minimize counterparty credit risk, the Company's policy is to enter into hedging arrangements only with large financial institutions that maintain an investment grade credit rating.

 Acquisition Activities: Risks That Acquisitions Will Fail To Meet
 Expectations

   The Company intends to continue to acquire multifamily residential properties. There are risks that acquired properties will fail to perform as expected. Estimates of future income, expenses and the costs of improvements necessary to allow the Company to market an acquired property as originally intended may prove to be inaccurate. In addition, the Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company's existing stockholders. If new acquisitions are financed under existing lines of credit, there is a risk that, unless substitute financing is obtained, further availability under the lines of credit for new development may not be available or may be available only on disadvantageous terms. Also, the Company may not be able to refinance its existing lines of credit upon maturity, or the terms of such refinancing may not be as favorable as the terms of the existing indebtedness. Further, acquisitions of properties are subject to the general risks associated with real estate investments. See "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

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

 The Geographic Concentration Of The Properties And Fluctuations In Local
  Market May Adversely Impact Income

   Significant amounts of rental revenues for the year ended December 31, 1999, were derived from Properties concentrated in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). As a result of this geographic concentration, if a local property market performs poorly, the income from the Properties in that market could decrease. As a result of such a decrease in income, the Company may be unable to pay expected dividends to the Company's stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently impacts the income generated from the Properties and their underlying values. The financial results of major local employers may also impact the cash flow and value of certain of the Properties. Economic downturns in the local markets in which the Company owns properties could have a negative impact on the financial condition and results from operations of the Company.

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

 Debt Financing On Properties May Result In Insufficient Cash Flow

   Where possible, the Company intends to continue to use leverage to increase the rate of return on its investments and to provide for additional investments that the Company could not otherwise make. There is a risk that the cash flow from the Properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended. The Company may obtain additional debt financing in the future, through mortgages on some or all of the Properties. These mortgages may be recourse, non-recourse, or cross-collateralized. As of December 31, 1999, the Company had 34 properties encumbered by debt. Of the 34 properties, 20 are secured by deeds of trust relating solely to those properties, and with respect to the remaining 14 properties, three cross-collateralized mortgages are secured by eight properties, three properties, and three properties, respectively. The holders of this indebtedness will have a claim against these Properties and to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by Properties. Foreclosure of Properties would cause a loss to the Company of income and asset value.

 Increase In Dividend Requirements As A Result Of Preferred Stock May Lead To
  A Possible Inability To Sustain Dividends

   In 1996, the Company sold its 8.75% convertible preferred stock, Series 1996A (the "Convertible Preferred Stock") to Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.) and Westbrook Real Estate Co-Investment Partnership I, L.P. (formerly know as Tiger/Westbrook Real Estate Company Investment Partnership L.P.). Westbrook Real Estate Fund, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P. are collectively referred to herein as "Westbrook". In 1998 and 1999, the Operating Partnership issued $210 million in aggregate of Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"), Series C Cumulative Redeemable Preferred Units, (the "Series C Preferred Units"), Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") and Series E Cumulative Redeemable Preferred Units (the "Series E Preferred Units"). The Series B Preferred Units, the Series C Preferred Units, the Series D Preferred Units and the Series E Preferred Units are collectively referred to herein as the "Preferred Units".

   The terms of the Convertible Preferred Stock provides that dividends may be paid on shares of Common Stock only if full, cumulative cash dividends have been paid on all shares of Convertible Preferred Stock in an annual amount equal to the greater of (i) $2.1875 per share (8.75% of the $25.00 per share price), or (ii) the dividends (on an as-converted basis) paid with the respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock.

   The terms of the preferred stock into which each series of Preferred Units are exchangeable provide for certain cumulative preferential cash distributions per each share of preferred stock. These terms also provide that while such preferred stock is outstanding, no distributions may be authorized, declared or paid on the Common Stock unless all distributions accumulated on all shares of such preferred stock have been paid in full. The distributions payable on such preferred stock and on the Convertible Preferred Stock may impair the Company's ability to pay dividends on its Common Stock.

   If the Company wishes to issue any Common Stock in the future (including, upon exercise of stock options), the funds required to continue to pay cash dividends at current levels will be increased. The Company's ability to pay dividends will depend largely upon the performance of the Properties and other properties that may be acquired in the future.

   The Company's ability to pay dividends on the Company's stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, the Company may not make a distribution on stock if, after giving effect to such distribution, either:

  . the Company would not be able to pay its indebtedness as it becomes due in the usual course of business; or
  .  the Company's total assets would be less than its total liabilities.

   If the Company cannot pay dividends on its stock, its status as a real estate investment trust may be jeopardized.

 Existing Registration Rights And Preemptive Rights May Have An Adverse Effect
  On The Market Price Of The Shares

   Registration rights are held by the senior members of the Company's management and certain outside investors (collectively, the "Founders") who as of December 31, 1999 owned approximately 10.3% limited partnership interests in the Operating Partnership. These rights include certain "demand" and "piggyback" registration rights with respect to shares of Common Stock issuable in connection with the exchange of their limited partnership interests in the Operating Partnership. The aggregate 10.3% limited partnership interests held by the Founders in the Operating Partnership is exchangeable for an aggregate of 2,082,381 shares of Common Stock. In addition, the Operating Partnership has invested in certain real estate partnerships. Certain partners in such limited partnerships have the right to have their limited partnership interests in such partnerships redeemed for cash or, at the Company's option, for 757,113 shares of Common Stock. These partners also have certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock that may be issued in exchange for such limited partnership interests. All of the registration rights discussed above could materially adversely affect the market price for the shares of Common Stock. In addition, the holders of the Convertible Preferred Stock have preemptive rights to purchase a pro rata share of shares of Common Stock that may be offered in the future. These preemptive rights could have a material adverse effect on the market price for the shares of Common Stock.

 The Influence of Executive Officers, Directors and Significant Stockholders
  and the Consent Requirements Of The Holders Of the Convertible Preferred Stock May Be Detrimental To Holders of Common Stock

   As of December 31, 1999, George M. Marcus, the Chairman of the Company's Board of Directors, beneficially owned 1,981,655 shares of Common Stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and assuming exercise of all vested options). This represents approximately 11.0% of the outstanding shares of Common Stock. Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all stockholders of the Company.

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

 The Voting Rights Of Preferred Stock May Allow Holders Of Preferred Stock To
  Impede Actions That Otherwise Benefit Holders Of Common Stock

   In general, the holders of the preferred stock into which the Company's Preferred Units are exchangeable do not have any voting rights. However, if full distributions are not made on any outstanding preferred stock for six quarterly distributions periods, the holders of preferred stock who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on the Company's Board of Directors. These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the preferred stock have been paid in full. At that time, the holders of the preferred stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates.

   In addition, the Company may not authorized or create any class of series of stock that ranks senior to this preferred stock with respect to (1) the payment of dividends, (2) rights upon liquidation, dissolution or winding-up of the Company, or (3) amend, alter or repeal the provisions of the Company's Charter or Bylaws, that would materially and adversely affect these rights without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock (as applicable), each voting separately as a single class. Also, while any shares of preferred stock are outstanding, the Company may not (1) merge or consolidate with another entity, or

(2) transfer substantially all of its assets to any corporation or other entity, without the affirmative vote of the holders of at least two-thirds of each series of preferred stock, each voting separately as a class, unless the transaction meets certain criteria. These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions by the Company that would otherwise benefit the holders of the Company's Common Stock.

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

   While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership's Partnership Agreement place limitations on the Company's ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the stockholders. The Partnership Agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company's general partner interest in the Operating Partnership to another entity. Such limitations on the Company's ability to act may result in the Company being precluded from taking action that the Board of Directors believes is in the best interests of the Company's stockholders. In addition, as of December 31, 1999, two individuals together held more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

   The Company's charter authorizes the issuance of additional shares of Common Stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the Common Stock. The Company must obtain the approval of the holders of two-thirds of the outstanding shares of Convertible Preferred Stock in order to authorize, create or issue any class or series of stock that ranks equal or senior to the Convertible Preferred Stock. Although the Company has no intention to issue any additional shares of Convertible Preferred Stock or other preferred stock at the present time, the Company may, subject to the consent of the holders of Convertible Preferred Stock, establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control of the Company. Such a transaction might involve a premium price for the Company's stock or otherwise be in the best interests of the holders of Common Stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of Common Stock.

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

 The Company's Guarantee of the Deliver of the Director and Executive Stock Purchase Program May Lead to Liability For the Company

   In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's Common Stock. The participants have entered into swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions, 223,475 shares of the Company's Common Stock. The agreement terminates in five years, or earlier under certain circumstances, at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances the participants may be required to provide collateral to the securities broker. The Company has guaranteed performance of the participants with respect to any obligations relating to the swap agreement. Due to this guarantee, if the swap agreement, upon its termination, results in a net loss to participants, the Company could be liable for paying the loss. Further, if collateral is required to be advanced to the securities broker, the Company could be obligated to make such advances, which in turn could be costly to the Company.

 Bond Compliance Requirements May Limit Income From Certain Properties

   At December 31, 1999, the Company had approximately $58.8 million of tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Meadowood Apartments and Camarillo Oaks Apartments. This tax-exempt financing subjects these Properties to certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code of 1986, as amended, (the "Code") and its related regulations impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if the Company is required to lower rental rates to attract residents who satisfy the median income test. If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

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

  .  the Company's ability to provide for adequate maintenance and insurance;
     and

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

 The Company's Joint Ventures And Joint Ownership Of Properties And Partial
  Interests In Corporations And Limited Partnerships Could Limit the Company's Ability To Control Such Properties And Partial Interests

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

 Investments In Mortgages and Other Real Estate Securities

   The Company may invest in securities related to real estate which could adversely affect its ability to make distributions to stockholders. The Company may purchase securities issued by entities which own real estate and may also invest in mortgages. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. The Company anticipates that such investment in mortgage receivables will not in the aggregate be significant. In general, investments in mortgages include the following risks:

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

 Possible Environmental Liabilities

   Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Company carries certain insurance coverage for this type of environmental risk. The Company has conducted environmental studies which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to any possible down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. In general, in connection with the ownership, operation, financing, management and development of real properties, the Company may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities. The Company may also be subject to governmental fines and costs related to injuries to persons and property.

 General Uninsured Losses

   The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Company does not have insurance. Certain of the Properties are located in areas that are subject to earthquake activity. The Company has obtained certain limited earthquake insurance coverage. The Company may sustain losses due to insurance deductibles, co-payments on insured losses or uninsured losses, or losses in excess of applicable coverage.

 Changes In Real Estate Tax And Other Laws

   Generally the Company does not directly pass through costs resulting from changes in real estate tax laws to residential property tenants. The Company also does not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.

 Changes In Financing Policy; No Limitation On Debt

   The Company has adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt-to-total-market-capitalization is as follows:

                   total property indebtedness
    ---------------------------------------------------- = debt-to-total-
 market-capitalization
    total property indebtedness + total equity market capitalization

   As used in the above formula, total market capitalization is equal to the aggregate market value of the outstanding shares of Common Stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of Common Stock and the conversion of all shares of Convertible Preferred Stock into shares of Common Stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), the Company's debt-to-total-market-capitalization ratio was approximately 29.7% as of December 31, 1999.

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

Other Matters

 Certain Policies of the Company

   The Company intends to continue to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company has in the past five years and may in the future (i) issue securities senior to its Common Stock, (ii) fund acquisition activities with borrowings under its line of credit and (iii) offer shares of Common Stock and/or units of limited partnership interest in the Operating Partnership as partial consideration for property acquisitions. The Company from time to time acquires partnership interests in partnerships and joint ventures, either directly or indirectly through subsidiaries of the Company, when such entities' underlying assets are real estate. In general, the Company does not
(i) underwrite securities of other issuers or (ii) actively trade in loans or other investments.

   The Company primarily invests in multifamily properties in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Company currently intends to continue to invest in multifamily properties in such regions, but may change such policy without a vote of the stockholders.

   The policies discussed above may be reviewed and modified from time to time by the Board of Directors without the vote of the stockholders.

Item 2. Properties

   The Company's property portfolio (including partial ownership interests) consists of the following 72 Properties: 68 multifamily residential Properties containing 15,106 apartment units, one office building, which houses the Company's headquarters, with approximately 17,400 square feet and three retail properties with approximately 236,000 square feet. The Properties are located in Northern California (the San Francisco Bay Area), Southern California ( Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Company's multifamily Properties accounted for approximately 97% of the Company's revenues for the year ended December 31, 1999. The 68 multifamily residential Properties had an average occupancy rate (based on "Financial Occupancy", which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) during the year ended December 31, 1999 of approximately 96%. As of December 31, 1999, the headquarters building was 100% occupied by the Company and the three retail centers had an occupancy rate of 99%. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on Financial Occupancy. With respect to commercial properties or properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on "Physical Occupancy" which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage.

   For the year ended December 31, 1999, none of the Company's Properties had book values equal to 10% or more of total assets of the Company or gross revenues equal to 10% or more of aggregate gross revenues of the Company.

Multifamily Residential Properties

   The Company's multifamily properties are generally suburban garden apartments and townhomes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The multifamily properties have on average 222 units, with a mix of studio, one, two and some three bedroom units. A wide variety of amenities are available at each apartment community, including, covered parking, wood-burning fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

   Most of the multifamily Properties are designed for and marketed to people in white-collar or technical professions. The Company selects, trains and supervises a full team of on-site service and maintenance personnel. The Company believes that its customer service approach enhances its ability to retain tenants and that its multifamily Properties were built well and have been maintained well since acquisition.

 Office Buildings

   The Company's corporate headquarters are located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Company acquired this property in 1997.

   The following tables describe the Company's Properties as of December 31, 1999. The first table describes the Company's multifamily residential properties and the second table describes the Company's commercial properties.

                                                 Rentable
Multifamily Residential                           Square   Year    Year
Properties(1)            Location          Units  Footage  Built Acquired Occupancy(2)
-----------------------  ----------------- ----- --------- ----- -------- -----------
Northern California
Bristol Commons(3)...... Sunnyvale, CA       188   142,668 1989    1995        98%
Eastridge............... San Ramon, CA       188   174,104 1988    1996        96%
Foothill Gardens........ San Ramon, CA       132   155,100 1985    1997        94%
Marina Cove(4).......... Santa Clara, CA     292   250,294 1974    1994        98%
Mt. Sutro Terrace(5).... San Francisco, CA    99    64,095 1973    1999        98%
Oak Pointe.............. Sunnyvale, CA       390   294,180 1973    1988        98%
Plumtree................ Santa Clara, CA     140   113,260 1975    1994        97%
The Shores(3)........... San Ramon, CA       348   275,888 1988    1995        96%
Stevenson Place......... Fremont, CA         200   146,296 1971    1982        98%
Summerhill Commons...... Newark, CA          184   139,012 1987    1987        98%
Summerhill Park......... Sunnyvale, CA       100    78,584 1988    1988        96%
Treetops(3)............. Fremont, CA         172   131,270 1978    1996        97%
Twin Creeks............. San Ramon, CA        44    51,700 1985    1997        94%
Westwood (6)............ Cupertino, CA       116   135,288 1963    1998        96%(7)
Wimbledon Woods......... Hayward, CA         560   462,400 1975    1998        94%
Windsor Ridge........... Sunnyvale, CA       216   161,892 1989    1989        97%
                                           ----- ---------                    ---
                                           3,369 2,776,031                     97%

                                                      Rentable
Multifamily Residential                                Square   Year    Year
Properties(1)              Location           Units   Footage   Built Acquired Occupancy(2)
-----------------------    ------------------ ------ ---------- ----- -------- -----------
Pacific Northwest
 Seattle, Washington
 Metropolitan Area
Anchor Village(8)........  Mukilteo, WA          301    245,928 1981    1997        90%
Bridle Trails(3).........  Kirkland, WA           92     73,448 1986    1997        97%
Brighton Ridge...........  Renton, WA            264    201,300 1986    1996        95%
Castle Creek.............  Newcastle, WA         216    191,935 1997    1997        93%
Emerald Ridge............  Bellevue, WA          180    144,036 1987    1994        96%
Evergreen Heights........  Kirkland, WA          200    188,340 1990    1997        94%
Foothill Commons(3)......  Bellevue, WA          360    288,317 1978    1990        94%
Inglenook Court..........  Bothell, WA           224    183,624 1985    1994        96%
Laurels at Mill Creek....  Mill Creek, WA        164    134,360 1981    1996        96%
Maple Leaf(3)............  Seattle, WA            48     35,584 1986    1997        94%
The Palisades(3).........  Bellevue, WA          192    159,792 1977    1990        98%
Park Hill @ Issaquah(9)..  Issaquah, WA          245    277,778 1999    1999        85%(10)
Sammamish View...........  Bellevue, WA          153    133,590 1986    1994        96%
Spring Lake(3)...........  Seattle, WA            69     42,325 1986    1997        95%
Stonehedge Village(3)....  Bothell, WA           196    214,872 1986    1997        94%
Wandering Creek..........  Kent, WA              156    124,366 1986    1995        95%
Wharfside Pointe.........  Seattle, WA           142    119,290 1990    1994        94%
Woodland Commons(3)......  Bellevue, WA          236    172,316 1978    1990        95%
Portland, Oregon
 Metropolitan Area
Jackson School
 Village(11).............  Hillsboro, OR         200    196,896 1996    1996        84%
Landmark.................  Hillsboro, OR         285    282,934 1990    1996        94%
Meadows at Cascade Park..  Vancouver, WA         198    199,377 1989    1997        93%
Village at Cascade Park..  Vancouver, WA         192    178,144 1989    1997        93%
                                              ------ ----------                    ---
                                               4,313  3,788,552                     95%

                                                      Rentable
Multifamily Residential                                Square   Year    Year
Properties(1)              Location           Units   Footage   Built Acquired Occupancy(2)
-----------------------    ------------------ ------ ---------- ----- -------- -----------
Southern California
Avondale @ Warner
 Center..................  Woodland Hills, CA    446    331,072 1970    1999        90%
The Bluffs II(12)........  San Diego, CA         224    126,744 1974    1997        97%
Bunker Hill(3)...........  Los Angeles, CA       456    346,672 1968    1998        95%
Camarillo Oaks(3)........  Camarillo, CA         564    459,072 1985    1996        97%
Casa Mango(6)............  Del Mar, CA            96     88,112 1981    1997        97%
Cochran Apartments.......  Los Angeles, CA        58     51,468 1989    1998        96%
Hampton Court
 (Columbus)..............  Glendale, CA           83     71,573 1974    1999        88%(7)
Coronado @ Newport
 North(11)...............  Newport Beach, CA     732    459,677 1968    1999        83%(7)
Coronado @ Newport
 South(11)...............  Newport Beach, CA     715    498,716 1968    1999        92%
Euclid...................  Pasadena, CA           85     69,295 1972    1999        96%
Fairways.................  Newport Beach, CA      74    107,160 1972    1999        95%
Glenbrook................  Pasadena, CA           84     73,101 1972    1999        95%
Highridge(8).............  Rancho Palos, CA      255    290,250 1972    1997        95%
Hillsborough Park........  La Habra, CA          235    215,510 1999    1999        99%(10)
Hillcrest Park
 (Mirabella).............  Newbury Park, CA      608    521,968 1973    1998        97%(7)
Huntington Breakers(3)...  HuntingtonBeach,CA    342    241,763 1984    1997        97%
Kings Road...............  Los Angeles, CA       196    132,112 1979    1997        96%
Hampton Place (Loraine)..  Glendale, CA          132    141,591 1999    1970        88%(7)
Meadowood(3).............  Simi Valley, CA       320    264,568 1986    1996        98%
Monterra Del Mar
 (Windsor Terrace).......  Pasadena, CA          122     74,475 1972    1997        88%(7)
Park Place...............  Los Angeles, CA        60     48,000 1988    1997        96%
Pathways.................  Long Beach, CA        296    197,720 1975    1991        96%
Riverfront(6)............  San Diego, CA         229    231,006 1990    1997        98%
Tara Village.............  Tarzana, CA           168    173,600 1972    1997        98%
Trabuco Villas...........  Lake Forest, CA       132    131,032 1985    1997        97%
Villa Rio Vista..........  Anaheim, CA           286    242,410 1968    1985        96%
Villa Scandia............  Ventura, CA           118     71,160 1971    1997        99%
Village Apartments.......  Oxnard, CA            122    122,120 1974    1997        98%
Wilshire Promenade.......  Fullerton, CA         128    108,470 1992    1997        97%
Windsor Court............  Los Angeles, CA        58     46,600 1988    1997        96%
                                              ------ ----------                    ---
                                               7,424  5,937,017                     96%
                                              ------ ----------                    ---
   Total/Weighted Average                     15,106 12,501,600                     96%
                                              ====== ==========                    ---

                                        Number  Rentable
                                          of     Square  Year    Year
    Property Name(1)      Location      Tenants Footage  Built Acquired Occupancy(2)
    ----------------      --------      ------- -------- ----- -------- ------------
Office Buildings
925 East Meadow Drive.... Palo Alto, CA     1    17,404  1988    1997       100%
                                          ---   -------                     ---
Shopping Centers
Canby Square(8).......... Canby, OR        18   102,403  1976    1990        95%
Powell Villa Center(8)... Portland, OR      8    63,645  1959    1990       100%
Garrison Square(8)....... Vancouver, WA    15    69,790  1962    1990       100%
                                          ---   -------                     ---
   Total Shopping Centers                  41   235,838
                                          ---   -------
   Total Commercial
    Properties                             42   253,242                      99%
                                          ===   =======                     ---      ===

--------
(1) Unless otherwise specified, the Company has a 100% ownership interest in each Property.
(2) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 1999; for the Commercial Properties, occupancy rates are based on Physical Occupancy as of December 31, 1999.
(3) This Property is owned by a single asset limited partnership in which the Company has a minimum 99.0% limited partnership interest.
(4) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(5) The Company has an approximate 46% limited partnership interest in this property.
(6) The Company has a 20.0% ownership interest in this property
(7) Financial occupancy does not includes the impact of units that were offline and not occupied due to redevelopment activity.
 (8) The Company has a 1.0% limited partnership interest in this property.
 (9)The Company has as approximate 45% limited partnership interest in this property.
(10) Financial occupancy on development properties that have reached stabilization is computed from the date of stabilization through December 31, 1999
(11) The Company has an approximate 49.9% ownership interest in this property.
(12) The Company has an 84.0% limited partnership interest in this property.
(13) This property is subject to a ground lease, which, unless extended, will expire in 2027.

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

   During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

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

Market Information

   The Company's common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

      Quarter Ended                                       High     Low    Close
      -------------                                      ------- ------- -------
     December 31, 1999.................................. $34.000 $33.688 $34.000
     September 30, 1999................................. $34.938 $34.125 $34.938
     June 30, 1999...................................... $35.500 $34.313 $35.375
     March 31, 1999..................................... $26.250 $25.688 $26.125
     December 31, 1998.................................. $31.750 $28.500 $29.750
     September 30, 1998................................. $33.500 $26.940 $31.000
     June 30, 1998...................................... $34.500 $30.190 $31.000
     March 31, 1998..................................... $34.940 $33.250 $34.310

   The closing price as of March 24, 2000 was $35.56.

Holders

   The approximate number of holders of record of the shares of the Company's common stock was 168 as of March 24, 2000. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

Return of Capital

   Under provisions of the Internal Revenue Code of 1986, as amended, the portion of cash dividend that exceeds earnings and profits is a return of capital. The return of capital is generated due to the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits. The status of the cash dividends distributed for the years ended December 31, 1999, 1998 and 1997 for tax purposes is as follows:

                                                          1999    1998    1997
                                                         ------  ------  ------
     Taxable portion.................................... 100.00%  85.00% 100.00%
     Return of capital..................................    --    15.00%    --
                                                         ------  ------  ------
                                                         100.00% 100.00% 100.00%
                                                         ======  ======  ======

   The most significant factor that caused an increase in the 1998 return of capital percentage over 1999 and 1997 was that in 1998 the Company incurred a loss on the early extinguishment of debt of $4,718,000 compared to $214,000 and $361,000 in 1999 and 1997.

Dividends and Distributions

   Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. From inception, the Company paid the following dividends per share of common stock:

     Quarter Ended                 1994    1995    1996    1997    1998    1999
     -------------                ------- ------- ------- ------- ------- ------
       3/31......................     N/A $0.4175 $0.4250 $0.4350 $0.4500 $.5000
       6/30...................... $0.0800 $0.4175 $0.4250 $0.4350 $0.5000 $.5500
       9/30...................... $0.4175 $0.4250 $0.4350 $0.4500 $0.5000 $.5500
      12/31...................... $0.4175 $0.4250 $0.4350 $0.4500 $0.5000 $.5500

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

Stockholder Rights Plan

   In 1998, the Company adopted a stockholder rights plan that is designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. The rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company's stockholders.

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

Recent Sales of Unregistered Securities

   In July 1999, the Operating Partnership sold 2,000,000 of its 9.30% Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units"), to two related institutional investor in return for a total contribution to the Operating Partnership of $50 million. The Series D Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time ten year after the issue date (or earlier under certain circumstances) for shares of the Company's 9.30% Series D Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series D Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series D Preferred Stock will have certain rights to cause the Company to register such shares of Series D Preferred Stock.

   In September 1999, the Operating Partnership sold 2,200,000 of its 9.25% Series E Cumulative Redeemable Preferred Units (the "Series E Preferred Units") to an institutional investor in a private placement, in return for a total contribution of $55 million. The Series E Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time ten years after the issue date (or earlier under certain circumstances) for shares of the Company's 9.25% Series E Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series E Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series E Preferred Stock will have certain rights to cause the Company to register such shares of Series E Preferred Stock.

   The Series D Preferred Units and the Series E Preferred Units were issued by the Operating Partnership in privately negotiated transactions to accredited institutional investors in reliance on the exemption provided by
Section 4(2) of the Securities Act.

Item 6. Summary Financial and Operating Data

   The following tables set forth summary financial and operating information for the Company from January 1, 1995 through December 31, 1999.

                                           As of December 31,
                               ----------------------------------------------
                                 1999       1998     1997     1996     1995
                               ---------  --------  -------  -------  -------
                                (Dollars in thousands, except per share
                                                amounts)
OPERATING DATA:
Revenues
 Rental....................... $ 137,262  $119,397  $79,936  $47,780  $41,640
 Other property income........     3,165     2,645    1,464      756      702
 Interest and other income....     5,618     3,217    3,169    2,157    1,598
                               ---------  --------  -------  -------  -------
   Total revenues.............   146,045   125,259   84,569   50,693   43,940
                               ---------  --------  -------  -------  -------
Expenses
 Property operating
  expenses....................    41,706    37,933   25,826   15,505   13,604
 Depreciation and
  amortization................    26,150    21,948   13,992    8,855    8,007
 Amortization of deferred
  financing costs.............       566       718      509      639    1,355
 General and administrative...     4,263     3,765    2,413    1,717    1,527
 Other expenses...............       --        930      138       42      288
 Interest.....................    21,268    19,374   12,659   11,442   10,928
                               ---------  --------  -------  -------  -------
   Total expenses.............    93,953    84,668   55,537   38,200   35,709
                               ---------  --------  -------  -------  -------
 Income before gain on sales,
  minority interests and
  extraordinary item..........    52,092    40,591   29,032   12,493    8,231
 Gain on sales of real
  estate......................     9,524         9    5,114    2,477    6,013
 Minority interests...........   (17,838)   (9,554)  (4,469)  (2,648)  (3,486)
 Extraordinary item-loss on
  early extinguishment of
  debt........................      (214)   (4,718)    (361)  (3,441)    (154)
                               ---------  --------  -------  -------  -------
Net income....................    43,564    26,328   29,316    8,881   10,604
                               =========  ========  =======  =======  =======
Net income per share--
 diluted...................... $    2.36  $   1.36  $  1.92  $  1.12  $  1.69
                               =========  ========  =======  =======  =======
 Weighted average common
  stock outstanding--diluted
  (in thousands)..............    18,491    16,809   15,285    7,348    6,275
Cash dividend per common
 share........................ $    2.15  $   1.95  $  1.77  $  1.72  $  1.69

                                           As of December 31,
                               ----------------------------------------------
                                 1999       1998     1997     1996     1995
                               ---------  --------  -------  -------  -------
BALANCE SHEET DATA:
Investment in real estate
 (before accumulated
 depreciation)................   929,076   889,964  730,987  393,809  284,358
Net investment in real
 estate.......................   832,471   812,175  702,716  354,715  244,077
Real estate under
 development..................   120,414    53,213   20,234      --       --
Total assets.................. 1,062,313   931,796  738,835  417,174  273,660
Total property indebtedness...   384,108   361,515  276,597  153,205  154,524
Stockholders' equity..........   387,693   389,800  398,915  222,807   84,729

                                           As of December 31,
                               ----------------------------------------------
                                 1999       1998     1997     1996     1995
                               ---------  --------  -------  -------  -------
OTHER DATA:
Debt service coverage
 ratio(1).....................       4.7x      4.3x     4.4x     2.9x     2.6x
Gross operating margin(2).....        70%       68%      68%      68%      67%
Average same property monthly
 rental rate per apartment
 unit(3)(4)................... $     950  $    944  $   852  $   798  $   749
Average same property monthly
 operating expenses per
 apartment unit(3)(5)......... $     259  $    256  $   257  $   248  $   241
Total multifamily units (at
 end of period)...............    15,106    12,267   10,700    6,624    4,868
Multifamily residential
 property occupancy rate(6)...        96%       96%      96%      97%      97%
Total properties (at end of
 period)......................        72        63       59       36       30

--------
(1) Debt service coverage ratio represents earnings before interest expense, taxes, depreciation and amortization ("EBITDA") divided by interest expense.

(2) Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization divided by rental revenues and other property income.

(3) Same property apartment units are those units that the Company has consolidated for the entire two years ended as of the end of the period set forth. Same property apartment units vary at each year end. Percent changes in averages per unit do not correspond to total same property revenues and expense percent changes as discussed in Item 7--Management's Discussion and Analysis.

(4) Average same property monthly rental rate per apartment unit represents total scheduled rent for the same property apartment units for the period (actual rental rates on occupied apartment units plus market rental rates on vacant apartment units) divided by the number of such apartment units and further divided by the number of months in the period.

(5) Average same property monthly expenses per apartment unit represents total monthly operating expenses, exclusive of depreciation and amortization, for the same property apartment units for the period divided by the total number of such apartment units and further divided by the number of months in the period.

(6) Occupancy rates are based on Financial Occupancy which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rates.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is based on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of and for the years ended December 31, 1999, 1998 and 1997. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

   Substantially all the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 1999, 1998, and 1997 owned an approximate 89.7%, 89.9% and 89.9% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

   Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, expectation as to the total projected costs of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2000, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Annual Report on Form

10-K for the year ended December 31, 1999, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

General Background

   The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 96% of its property revenues for the years ended December 31, 1999, 1998, and 1997. The Company's properties ("the Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy level of the Company's portfolio has exceeded 95% for the last five years.

   The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ended December 31, 1994. The Company provides some of its fee based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"), in order to maintain compliance with REIT tax rules. The Company owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of the Company own 100% of EMC's 1,000 shares of Common Stock.

   Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 58 multifamily residential properties and its headquarters building, of which 12 are located in Northern California, 29 are located in Southern California, 14 are located in the Seattle Metropolitan Area and 3 are located in the Portland Metropolitan Area. In total, these acquisitions consist of 11,954 units with total capitalized acquisition costs of approximately $950.7 million. Additionally, since its IPO, the Company has acquired ownership interests in three multifamily development properties that have reached stabilized operations. These development properties consist of 680 units with total capitalized development costs of $63.5 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, seven multifamily residential properties (five in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 915 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $100.6 million resulting in a net realized gain of approximately $21.6 million and a deferred gain of $5.0 million.

   The Company is developing nine multifamily residential communities, with an aggregate of 1,904 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $234,500,000. As of December 31, 1999, the Company's remaining development commitment is approximately $78,700,000.

Results of Operations

 Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998.

   Average financial occupancy rates of the Company's multifamily Same Store Properties (properties consolidated by the Company for each of the years ended December 31, 1999 and 1998) increased to 96.4% for the year ended December 31, 1999 from 96.0% for the year ended December 31, 1998. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rates and vacant units at market rents. The regional breakdown of financial occupancy for the Same Store Properties for the years ended December 31, 1999 and 1998 are as follows:

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
     Northern California..............................     97.2%        96.9%
     Southern California..............................     97.1%        96.5%
     Pacific Northwest................................     94.9%        94.5%

   Total Revenues increased by $20,786,000 or 16.6% to $146,045,000 in 1999 from $125,259,000 in 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                             Years Ended
                                            December 31,
                               Number of  ----------------- Dollar  Percentage
                               Properties   1998     1997   Change    Change
                               ---------- -------- -------- ------- ----------
                                           (dollars in thousands)
Revenues
  Property revenues
  Same Store Properties
  Northern California.........     12     $ 37,506 $ 35,943 $ 1,563     4.3%
  Pacific Northwest...........     18       30,946   29,611   1,335     4.5
  Southern California.........     12       30,042   27,942   2,100     7.5
                                  ---     -------- -------- -------    ----
    Total property revenues
     Same Store Properties....     42       98,494   93,496   4,998     5.4
                                  ===
Property revenues properties
 acquired/disposed of
 subsequent to January 1,
 1998(1)......................              41,933   28,546  13,387    46.9
                                          -------- -------- -------    ----
    Total property revenues...             140,427  122,042  18,385    15.1
                                          -------- -------- -------    ----
Interest and other income.....               5,618    3,217   2,401    74.6
                                          -------- -------- -------    ----
    Total revenues............            $146,045 $125,259 $20,786    16.6%
                                          ======== ======== =======    ====

--------
(1) Also includes one commercial property, redevelopment communities and development communities.

   As set forth in the above table, $13,387,000 of the $20,786,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1998, the commercial property, redevelopment communities and development communities. During this period, the Company acquired interests in 11 properties and achieved stabilized operations at one development community, (the "Acquisition Properties"), and disposed of two multifamily properties, three retail shopping centers and one commercial property (the "Disposition Properties").

   Of the increase in total revenues, $4,998,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 5.4% to $98,494,000 in 1999 from $93,496,000 in 1998. A significant portion of this increase was attributable to the 12 multifamily Same Store Properties located in Southern California, the property revenues of which increased by

$2,100,000 or 7.5 % to $30,042,000 in 1999 from $27,942,000 in 1998. This
$2,100,000 increase is primarily attributable to rental rate increases and an increase in average financial occupancy to 97.1% in 1999 from 96.5% in 1998. The 12 multifamily Same Store Properties located in Northern California accounted for the next largest contribution to the Same Store Properties revenues increase. The property revenues of these properties increased by $1,563,000 or 4.3% to $37,506,000 in 1999 from $35,943,000 in 1998. This
$1,563,000 increase is primarily attributable to rental rate increases, and an increase in average financial occupancy to 97.2% in 1999 from 96.9% in 1998. The 18 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to the Same Store Properties revenues increase. The property revenues of these properties increased by $1,335,000 or 4.5% to $30,946,000 in 1999 from $29,611,000 in 1998. This
$1,335,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 94.9% in 1999 from 94.5% in 1998.

   The increase in total revenue also reflected an increase of $2,401,000 attributable to interest and other income, which primarily relates to income and fees earned on the Company's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

   Total Expenses increased by $9,285,000 or approximately 11.0% to $93,953,000 in 1999 from $84,668,000 in 1998. The most significant factor contributing to this increase was the growth in the Company's multifamily portfolio from 54 properties (10,700 units) at January 1, 1998 to 68 properties (15,106 units) at December 31, 1999. Interest expense increased by $1,894,000 or 9.8% to $21,268,000 in 1999 from $19,374,000 in 1998. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property acquisitions and investments, which was offset by an increase in the capitalization of interest charges on the Company's development and redevelopment communities of $1,678,000 or approximately 48.0% to $5,172,000 from $3,494,000 in 1998. Property operating expenses, exclusive of depreciation and amortization, increased by $3,773,000 or 9.9% to $41,706,000 in 1999 from $37,933,000 in 1998. Of such increase,
$4,093,000 is attributable to properties acquired or disposed of subsequent to January 1, 1998, which was offset by a decrease in operating expenses for the Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 29.7% for 1999 and 31.1% for 1998. General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $498,000 in 1999 from the amount incurred in 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Company. General and administrative expenses as a percentage of total revenues were 2.9 % for 1999 and 3.0% for 1998.

   Net income increased by $17,236,000 to $ 43,564,000 in 1999 from $26,328,000 in 1998. Net income included an extraordinary loss on early extinguishment of debt of $214,000 in 1999 compared to $4,718,000 in 1998. Net income for 1999 also included a gain on sales of real estate of $9,524,000 as compared with $9,000 in 1998. Net operating income of the Acquisition Properties and the increase in net operating income from the Same Store Properties also contributed to the increase in net income.

 Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997.

   Average financial occupancy rates of the Company's multifamily 1998/1997 Same Store Properties (properties consolidated by the Company for each of the years ended December 31, 1998 and 1997) decreased to 96.2% for the year ended December 31, 1998 from 96.6% for the year ended December 31, 1997. The regional breakdown of financial occupancy for the 1998/1997 Same Store Properties for the years ended December 31, 1998 and 1997 are as follows:

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

   Total Revenues increased by $40,690,000 or 48.1% to $125,259,000 in 1998 from $84,569,000 in 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 1998/1997 Same Store Properties.

                                               Years Ended
                                               December 31,
                                  Number  of ---------------- Dollar  Percentage
                                  Properties   1998    1997   Change    Change
                                  ---------- -------- ------- ------- ----------
                                              (dollars in thousands)
Revenues
  Property revenues 1998/1997
  Same Store Properties
  Northern California...........      11     $ 33,397 $30,627 $ 2,770     9.0%
  Pacific Northwest.............      11       21,035  19,510   1,525     7.8
  Southern California...........       3        8,509   8,085     424     5.2
                                     ---     -------- ------- -------   -----
    Total property revenues
     1998/1997 Same Store
     Properties.................      25       62,941  58,222   4,719     8.1
                                     ===
Property revenues properties
 acquired/disposed of subsequent
 to January 1, 1997.............               59,101  23,178  35,923   155.0
                                             -------- ------- -------   -----
    Total property revenues.....              122,042  81,400  40,642    49.9
                                             -------- ------- -------   -----
Interest and other income.......                3,217   3,169      48     1.5
                                             -------- ------- -------   -----
    Total revenues..............             $125,259 $84,569 $40,690    48.1%
                                             ======== ======= =======   =====

   As set forth in the above table, $35,923,000 of the $40,690,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1997. During this period, the Company acquired 35 properties, (the "1998/1997 Acquisition Properties"), and disposed of two multifamily properties and six retail shopping centers, (the "1998/1997 Disposition Properties").

   Of the increase in total revenues, $4,719,000 is attributable to increases in property revenues from the 1998/1997 Same Store Properties. Property revenues from the 1998/1997 Same Store Properties increased by approximately 8.1% to $62,941,000 in 1998 from $58,222,000 in 1997. The majority of this increase was attributable to the 11 multifamily 1998/1997 Same Store Properties located in Northern California, the property revenues of which increased by $2,770,000 or 9.0% to $33,397,000 in 1998 from $30,627,000 in
1997. This $2,770,000 increase is primarily attributable to rental rate increases, which were offset in part by a decrease in average financial occupancy to 96.9% in 1998 from 97.1% in 1997. The 11 multifamily 1998/1997 Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to this 1998/1997 Same Store Property revenues increase. The property revenues of these properties increased by $1,525,000 or 7.8% to $21,035,000 in 1998 from $19,510,000 in 1997. This $1,525,000 increase is primarily attributable to rental rate increases, which were offset in part by a decrease in average financial occupancy to 95.2% in 1998 from 96.4% in 1997. The three multifamily 1998/1997 Same Store Properties located in Southern California accounted for the next largest contribution to this 1998/1997 Same Store Property revenues increase. The property revenues of these properties increased by $424,000 or 5.2% to $8,509,000 in 1998 from $8,085,000 in 1997.
This $424,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 95.8% in 1998 from 95.2% in 1997. The increase in total revenue also reflected an increase of $48,000 attributable to interest and other income.

   Total Expenses increased by $29,131,000 or approximately 52.5% to $84,668,000 in 1998 from $55,537,000 in 1997. The most significant factor contributing to this increase was the growth in the Company's multifamily portfolio from 29 properties (6,624 units) at January 1, 1997 to 58 properties (12,267 units) at December 31, 1998. Interest expense increased by $6,715,000 or 53.0% to $19,374,000 in 1998 from $12,659,000 in 1997. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $12,107,000 or 46.9% to $37,933,000 in 1998 from $25,826,000 in 1997. Of such increase, $12,356,000 is attributable to properties acquired or disposed of subsequent to January 1, 1997, which was offset by a decrease in operating expenses for the Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 31.1% for 1998 and 31.7% for 1997. General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $1,352,000 in 1998 from the 1997 amount. This increase is largely due to additional staffing requirements resulting from the growth of the Company. General and administrative expenses as a percentage of total revenues were 3.0% for 1998 and 2.9% for 1997.

   Net income decreased by $2,988,000 to $26,328,000 in 1998 from $29,316,000 in 1997. Net income included an extraordinary loss on early extinguishment of debt of $4,718,000 in 1998 compared to $361,000 in 1997. Net income for 1998 also included a gain on sales of real estate of $9,000 compared with $5,114,000 in 1997. The net effect of these items were offset by the net contribution of the 1998/1997 Acquisition Properties and an increase in net operating income from the Same Store Properties, as offset by a decrease in net operating income attributable to the 1998/1997 Disposition Properties.

Liquidity and Capital Resources

   At December 31, 1999, the Company had $12,348,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) by using a combination of some or all of the following sources; working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

   The Company has a $100,000,000 unsecured line of credit. Outstanding balances under the line of credit bear interest at the bank's reference rate or at the Company's option, 1.15% over the LIBOR rate. The line of credit matures in June 2000. At December 31, 1999 the Company had $10,500,000 outstanding on its line of credit, with interest rates during 1999 ranging from 6.0% to 8.1%. The Company intends to replace or renew this facility prior to its expiration.

   In addition to the unsecured line of credit, the Company had $373,608,000 of secured indebtedness at December 31, 1999. Such indebtedness consisted of $314,788,000 in fixed rate debt with interest rates varying from 6.4% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also includes $58,820,000 of tax exempt variable rate demand bonds with interest rates paid during 1999 ranging from approximately 4.7% to 5.4% and maturity dates ranging from 2020 to 2026. The tax exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

   The Company's unrestricted cash balance increased $9,800,000 from $2,548,000 as of December 31, 1998 to $12,348,000 as of December 31, 1999. The
Company generated $83,566,000 in cash from operating activities, used $120,781,000 of cash in investing activities and obtained $47,015,000 of cash from financing activities. Of the $120,781,000 net cash used in investing activities, $88,305,000 was used to purchase and upgrade rental properties and $74,608,000 was used to fund real estate under development; these expenditures were offset by $63,421,000 of proceeds received from the disposition of rental properties. The $47,015,000 net cash provided by financing activities was primarily a result of $241,150,000 of proceeds from mortgages and other notes payable and lines of credit, $102,340,000 net proceeds from preferred units sales, as offset by $229,771,000 of repayments of mortgages and other notes payable and lines of credit, and $57,069,000 of dividends/distributions paid.

   Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. For the year ended December 31, 1999, non-revenue generating capital expenditures totaled approximately $3,793,000 or $315 per weighted average occupancy unit. The Company expects to incur approximately $320 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2000. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties' renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2000 and/or the funding thereof will not be significantly different than the Company's current expectations.

   The Company is currently developing nine multifamily residential projects, with an aggregate of 1,904 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors-- Risk that Development Activities Will be Delayed or Not Completed" in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 1999. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties for approximately $234,500,000. As of December 31, 1999, the Company's remaining commitment to fund the estimated cost to complete is approximately $78,700,000. The Company expects to fund such commitments by using a combination of some or all of the following sources; its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

   On July 28, 1999, the Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two institutional investors at a price of $25.00 per unit. The net proceeds from this sale were approximately $48,925,000. On September 3, 1999, the Operating Partnership completed the sale of 2,200,000 units of its 9.25% Series E Cumulative Redeemable Preferred Units to two institutional investors at a price of $25.00 per unit. The net proceeds from this sale were approximately $53,400,000. The net proceeds from these sales were used primarily to reduce outstanding balances under the Company's line of credit.

   Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

   The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

Year 2000 Compliance

   The date is now past January 1, 2000 and the Company has not experienced any immediate adverse impact from the transition to the year 2000. However, the Company cannot provide assurance that its vendors have not or will not be affected in a manner that is not yet apparent. The Company uses software, computer technology and other services provided by third party vendors that may fail due to year 2000 issues. This failure may involve significant time and expense, and uncorrected problems could potentially harm the Company's operations. Therefore, the Company will continue to monitor its year 2000 compliance and the year 2000 compliance of its vendors.

Funds from Operations

   Industry analysts generally consider Funds from Operations ("Funds from Operations") an appropriate measure of performance of an equity REIT. Generally, Funds from Operations adjusts the net income of equity REITS for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles
(GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth the Company's calculation of Funds from Operations for 1999, 1998 and 1997.

                         For the year               For the quarter ended
                            ended      --------------------------------------------------
                           12/31/99     12/31/99      9/30/99      6/30/99      3/31/99
                         ------------  -----------  -----------  -----------  -----------
Income before gain on
 sale of real estate,
 minority interests and
 extraordinary item..... $ 52,092,000  $14,641,000  $13,426,000  $12,335,000  $11,690,000
Adjustments:
 Depreciation and
  amortization..........   26,150,000    6,774,000    7,084,000    6,247,000    6,045,000
 Adjustments for
  unconsolidated joint
  ventures..............    1,790,000      691,000      366,000      366,000      367,000
Minority interests(1)...  (13,061,000)  (4,685,000)  (3,616,000)  (2,397,000)  (2,363,000)
                         ------------  -----------  -----------  -----------  -----------
Funds from Operations... $ 66,971,000  $17,421,000  $17,260,000  $16,551,000  $15,739,000
                         ============  ===========  ===========  ===========  ===========
Weighted average number
 shares outstanding
 diluted(1).............   20,513,398   20,554,096   20,573,866   20,476,092   20,496,718

                         For the year               For the quarter ended
                            ended      --------------------------------------------------
                           12/31/99     12/31/98      9/30/98      6/30/98      3/31/98
                         ------------  -----------  -----------  -----------  -----------
Income before gain on
 sale of real estate,
 minority interests and
 extraordinary item..... $ 40,591,000  $10,933,000  $ 9,998,000  $10,005,000  $ 9,655,000
Adjustments:
 Depreciation and
  amortization..........   21,948,000    6,072,000    5,575,000    5,632,000    4,669,000
 Adjustments for
  unconsolidated joint
  ventures..............    1,393,000      366,000      365,000      366,000      296,000
 Non-recurring items:
   Provision for
    litigation loss.....      930,000          --       930,000          --           --
Minority interests(1)...   (6,367,000)  (2,014,000)  (1,754,000)  (1,692,000)    (907,000)
                         ------------  -----------  -----------  -----------  -----------
Funds from Operations... $ 58,495,000  $15,357,000  $15,114,000  $14,311,000  $13,713,000
                         ============  ===========  ===========  ===========  ===========
Weighted average number
 shares outstanding
 diluted(1).............   20,510,988   20,522,910   20,523,466   20,549,875   20,550,845

                         For the year               For the quarter ended
                            ended      --------------------------------------------------
                           12/31/99     12/31/97      9/30/97      6/30/97      3/31/97
                         ------------  -----------  -----------  -----------  -----------
Income before gain on
 sale of real estate,
 minority interests and
 extraordinary item..... $ 29,032,000  $ 8,483,000  $ 7,899,000  $ 6,907,000  $ 5,743,000
Adjustments:
 Depreciation and
  amortization..........   13,992,000    4,129,000    3,555,000    3,220,000    3,088,000
 Adjustments for
  unconsolidated joint
  ventures..............      941,000      251,000      242,000      448,000          --
 Non-recurring items:
   Loss from hedge
    termination.........      138,000      138,000          --           --           --
Minority interests(1)...     (603,000)    (162,000)    (161,000)    (142,000)    (138,000)
                         ------------  -----------  -----------  -----------  -----------
Funds from operations... $ 43,500,000  $12,839,000  $11,535,000  $10,433,000  $ 8,693,000
                         ============  ===========  ===========  ===========  ===========
Weighted average number
 shares outstanding
 diluted(1).............   17,152,990   19,435,950   17,860,753   16,624,396   14,557,019

--------
(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock, Series 1996A, into shares of the Company's Common Stock. Minority interests have been adjusted to reflect such conversion.

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

   The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company believes that the principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of December 31, 1999 as interest rates are consistent with yields currently available to the Company for similar instruments.

                          For the Year Ended December 31
                         -------------------------------------
                          2000    2001    2002    2003   2004   Thereafter    Total
                         -------  -----  ------  ------  -----  ----------   --------
                                            (In thousands)
Fixed rate debt......... $43,196  2,763  24,832  30,482  2,697   210,818     $314,788
Average interest rate...    7.10%  7.09%   7.09%   7.03%  7.00%     6.99%
Variable rate LIBOR
 debt................... $10,500    --      --      --     --     58,820(1)  $ 69,320
Average interest rate...    6.59%   --      --      --     --       5.50%

--------
(1) Capped at interest rates ranging from 7.1% to 7.3%

   At December 31, 1999 the Company had four forward treasury contracts for an aggregate notional amount of $60,000,000, fixing the 10 year treasury rate at between 6.15%-6.26% which limits interest rate exposure on certain future debt financing and will be settled in 2000. Subsequent to December 31, 1999, three of the four contracts were sold, resulting in a net realized gain of approximately $920,000. The value of the unsold contract as of December 31, 1999 was $403,000.

   The four forward treasury contracts represent the derivative exposures that exist as of December 31, 1999. The Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time and interest rates.

Item 8. Financial Statements and Supplemental Data

   The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 25, 2000.

Item 11. Executive Compensation

   The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 25, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 25, 2000.

Item 13. Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 25, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (A) Financial Statements and Report of KPMG LLP, independent auditors

                                                                           Page
                                                                           ----
      (1)Consolidated Financial Statements
        Independent Auditors' Report......................................  F-1
        Balance Sheets:
        Essex Property Trust, Inc. as of December 31, 1999 and December
         31, 1998.........................................................  F-2
        Statements of Operations:
        Essex Property Trust, Inc., for the years ended December 31, 1999,
         1998 and 1997....................................................  F-3
        Statements of Stockholders' Equity:
        Essex Property Trust, Inc. for the years ended December 31, 1999,
         1998 and 1997....................................................  F-4
        Statements of Cash Flows:
        Essex Property Trust, Inc. for the years ended December 31, 1999,
         1998 and 1997....................................................  F-5
        Notes to Consolidated Financial Statements .......................  F-6
      (2)Financial Statement Schedule: Real Estate and Accumulated
       Depreciation ...................................................... F-22
        Essex Property Trust, Inc. for the year ended December 31, 1999

     (B) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1999.

     (C) Exhibits

                         Independent Auditors' Report

The Board of Directors
Essex Property Trust, Inc.:

   We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation as of December 31, 1999. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Property Trust, Inc. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

San Francisco, California
February 4, 2000

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                        ASSETS                             1999        1998
                        ------                          -----------  ---------
Real estate:
  Rental properties:
    Land and land improvements......................... $   234,497  $ 219,115
    Buildings and improvements.........................     694,579    670,849
                                                        -----------  ---------
                                                            929,076    889,964
  Less accumulated depreciation........................     (96,605)   (77,789)
                                                        -----------  ---------
                                                            832,471    812,175
  Investments..........................................      47,992     10,590
  Real estate under development........................     120,414     53,213
                                                        -----------  ---------
                                                          1,000,877    875,978
Cash and cash equivalents--unrestricted................      12,348      2,548
Cash and cash equivalents--restricted..................      17,216     15,532
Notes and other related party receivables..............      13,654     10,450
Notes and other receivables............................       9,001     18,809
Prepaid expenses and other assets......................       3,495      3,444
Deferred charges, net..................................       5,722      5,035
                                                        -----------  ---------
    Total assets....................................... $ 1,062,313  $ 931,796
                                                        ===========  =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Mortgage notes payable................................. $   373,608  $ 325,822
Line of credit.........................................      10,500     35,693
Accounts payable and accrued liabilities...............      28,379     28,601
Dividends payable......................................      13,248     11,145
Other liabilities......................................       5,594      5,301
Deferred gain..........................................       5,002      5,002
                                                        -----------  ---------
    Total liabilities..................................     436,331    411,564
Minority interests.....................................     238,289    130,432
Stockholders' equity:
  8.75% Convertible preferred stock, series 1996A:
   $.0001 par value 184,687 and 1,600,000 authorized,
   issued and outstanding..............................           1          1
  Common stock, $.0001 par value, 656,497,491 and
   659,282,178 shares authorized; 18,049,952 and
   16,640,616 shares issued and outstanding............           2          2
  Cumulative redeemable preferred stock; $.0001 par
   value, no shares issued and outstanding:
  7.875% Series B, 2,000,000 shares authorized.........         --         --
  9.125% Series C, 500,000 shares authorized...........         --         --
  9.30% Series D, 2,000,000 shares authorized..........         --         --
  9.25% Series E, 2,200,000 shares authorized..........         --         --
  Excess stock, $.0001 par value, 330,000,000 shares
   authorized;
  no shares issued or outstanding......................         --         --
  Additional paid-in capital...........................     425,089    431,278
  Distributions in excess of accumulated earnings......     (37,399)   (41,481)
                                                        -----------  ---------
    Total stockholders' equity.........................     387,693    389,800
                                                        -----------  ---------
Commitments and contingencies
                                                        $ 1,062,313  $ 931,796
                                                        ===========  =========

          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

                                            1999         1998         1997
                                         -----------  -----------  -----------
Revenues:
  Rental................................ $   137,262  $   119,397  $    79,936
  Other property........................       3,165        2,645        1,464
                                         -----------  -----------  -----------
    Total property revenues.............     140,427      122,042       81,400
  Interest and other....................       5,618        3,217        3,169
                                         -----------  -----------  -----------
    Total revenues......................     146,045      125,259       84,569
                                         -----------  -----------  -----------
Expenses:
  Property operating expenses:
   Maintenance and repairs..............       9,222        8,972        6,814
   Real estate taxes....................      10,271        9,109        6,340
   Utilities............................       8,532        7,809        5,074
   Administrative.......................      10,582        9,228        5,514
   Advertising..........................       2,187        1,742        1,225
   Insurance............................         912        1,073          859
   Depreciation and amortization........      26,150       21,948       13,992
                                         -----------  -----------  -----------
    Total property operating expenses...      67,856       59,881       39,818
  Interest..............................      21,268       19,374       12,659
  Amortization of deferred financing
   costs................................         566          718          509
  General and administrative............       4,263        3,765        2,413
  Loss from hedge termination...........         --           --           138
  Provision for litigation loss.........         --           930          --
                                         -----------  -----------  -----------
    Total expenses......................      93,953       84,668       55,537
                                         -----------  -----------  -----------
    Income before gain on the sales of
     real estate,
     minority interests and
     extraordinary item.................      52,092       40,591       29,032
Gain on the sales of real estate........       9,524            9        5,114
Minority interests......................     (17,838)      (9,554)      (4,469)
                                         -----------  -----------  -----------
    Income before extraordinary item....      43,778       31,046       29,677
Extraordinary loss on early
 extinguishment of debt.................        (214)      (4,718)        (361)
                                         -----------  -----------  -----------
    Net income..........................      43,564       26,328       29,316
Preferred stock dividends...............      (1,333)      (3,500)      (2,681)
                                         -----------  -----------  -----------
    Net income available to common
     stockholders....................... $    42,231  $    22,828  $    26,635
                                         ===========  ===========  ===========
Per share data:
  Basic:
   Income before extraordinary item
    available to common stockholders.... $      2.42  $      1.65  $      1.98
   Extraordinary item--debt
    extinguishment......................       (0.01)       (0.28)       (0.02)
                                         -----------  -----------  -----------
    Net income.......................... $      2.41  $      1.37  $      1.96
                                         ===========  ===========  ===========
  Weighted-average number of shares
   outstanding during the period........ 17,521,185   16,630,954   13,644,906
                                         ===========  ===========  ===========
  Diluted:
   Income before extraordinary item
    available to common stockholders.... $      2.37  $      1.64  $      1.94
   Extraordinary item--debt
    extinguishment......................       (0.01)       (0.28)       (0.02)
                                         -----------  -----------  -----------
    Net income.......................... $      2.36  $      1.36  $      1.92
                                         ===========  ===========  ===========
   Weighted-average number of shares
    outstanding during the period.......  18,491,242   16,808,943   15,285,288
                                         ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholder's Equity

                  Years ended December 31, 1999, 1998 and 1997
                       (Dollars and shares in thousands)

                           Convertible
                            preferred                              Distributions
                              stock      Common stock   Additional in excess of
                          -------------- --------------  paid-in    accumulated
                          Shares  Amount Shares  Amount  capital     earnings     Total
                          ------  ------ ------  ------ ---------- ------------- --------
Balances at December 31,
 1997...................   1,600   $ 1   16,615   $  2   $430,804    $(31,892)   $398,915
Shares issued from
 Dividend Reinvestment
 Plan...................     --    --         2    --          10         --           10
Net proceeds from
 options exercised......     --    --        24    --         464         --          464
Net income..............     --    --       --     --         --       26,328      26,328
Dividends declared......     --    --       --     --         --      (35,917)    (35,917)
                          ------   ---   ------   ----   --------    --------    --------
Balances at December 31,
 1998...................   1,600     1   16,641      2    431,278     (41,481)    389,800
Shares issued from
 conversion of
 Convertible Preferred
 Stock..................  (1,415)  --     1,618    --         --          --          --
Shares purchased by
 Operating Partnership..     --    --      (262)   --      (7,119)        --       (7,119)
Net proceeds from
 options exercised......     --    --        53    --         930         --          930
Net income..............     --    --       --     --         --       43,564      43,564
Dividends declared......     --    --       --     --         --      (39,482)    (39,482)
                          ------   ---   ------   ----   --------    --------    --------
Balances at December 31,
 1999...................     185   $ 1   18,050   $  2   $425,089    $(37,399)   $387,693
                          ======   ===   ======   ====   ========    ========    ========


          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                  1999       1998       1997
                                                ---------  ---------  ---------
Cash flows from operating activities:
 Net income...................................  $  43,564  $  26,328  $  29,316
 Minority interests...........................     17,838      9,554      4,469
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Gain on the sales of real estate...........     (9,524)        (9)    (5,114)
   Equity in (income) loss of limited
    partnerships..............................     (1,389)      (276)       209
   Loss on early extinguishment of debt.......        214      4,718        361
   Loss from hedge termination................        --         --         138
   Depreciation and amortization..............     26,150     21,948     13,992
   Amortization of deferred financing costs...        566        718        509
   Changes in operating assets and
    liabilities:
     Other receivables........................        621    (10,207)    (1,377)
     Prepaid expenses and other assets........       (393)       336       (158)
     Accounts payable and accrued
      liabilities.............................      5,626      4,831      2,738
     Other liabilities........................        293      1,093      1,815
                                                ---------  ---------  ---------
      Net cash provided by operating
       activities.............................     83,566     59,034     46,898
                                                ---------  ---------  ---------
Cash flows from investing activities:
 Additions to rental properties...............    (88,305)  (163,019)  (247,886)
 Dispositions of rental properties............     63,421     26,354     15,470
 Increase in restricted cash..................     (1,684)   (10,049)    (3,831)
 Additions to related party notes and other
  receivables.................................     (6,084)    (5,616)   (28,761)
 Repayments of related party notes and other
  receivables.................................     16,504      4,430     21,859
 Net (contribution to) distribution from
  investments in corporations and limited
  partnerships................................    (30,025)     1,255        620
 Additions to real estate under development...    (74,608)   (33,256)   (27,422)
                                                ---------  ---------  ---------
      Net cash used in investing activities...   (120,781)  (179,901)  (269,951)
                                                ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from mortgage and other notes
  payable and lines of credit.................    241,150    349,540    204,931
 Repayment of mortgage and other notes payable
  and lines of credit.........................   (229,771)  (283,065)  (164,580)
 Additions to deferred charges................     (1,253)    (2,345)      (752)
 Net proceeds from preferred unit sales.......    102,340    102,150        --
 Net proceeds from stock offerings............        --         --     174,012
 Payment of offering related costs............        (93)      (323)      (711)
 Net proceeds from stock options exercised and
  shares issued through dividend reinvestment
  plan........................................        930        474        686
 Shares purchased by Operating Partnership....     (7,119)       --         --
 Redemption of Operating Partnership units....     (2,100)       --         --
 Net payments made in connection with costs
  related to the early extinguishment of
  debt........................................        --      (4,086)       --
 Distributions to minority interest/partners..    (18,435)    (8,138)    (3,910)
 Dividends paid...............................    (38,634)   (35,074)   (25,046)
                                                ---------  ---------  ---------
      Net cash provided by financing
       activities.............................     47,015    119,133    184,630
                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................      9,800     (1,734)   (38,423)
Cash and cash equivalents at beginning of
 period.......................................      2,548      4,282     42,705
                                                ---------  ---------  ---------
Cash and cash equivalents at end of period....  $  12,348  $   2,548  $   4,282
                                                =========  =========  =========
Supplemental disclosure of cash flow
 information:
 Cash paid for interest, net of $5,172, $3,494
  and $1,276 capitalized......................  $  15,860  $  18,947  $  12,384
                                                =========  =========  =========
Supplemental disclosure of noncash investing
 and financing activities:
 Real estate under development transferred to
  rental properties...........................  $  21,700  $     --   $     --
                                                =========  =========  =========
 Mortgage note payable assumed in connection
  with the purchase of real estate............  $  15,800  $  18,443  $  83,041
                                                =========  =========  =========
 Issuance of Operating Partnership units in
  connection with the purchase of real
  estate......................................  $   7,469  $     --   $     --
                                                =========  =========  =========
 Consolidation of Fountain Court Apartment
  Associates, L.P.:
   Real estate under development..............  $  32,452  $     --   $     --
                                                =========  =========  =========
   Notes payable and other liabilities........  $  27,000  $     --   $     --
                                                =========  =========  =========
During 1999, the Company contributed $43,077
 of real estate and real estate under
 development subject to $27,300 of notes
 payable in exchange for a $4,437 note
 receivable and a $11,340 investment in the
 AEW joint venture.

          See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)


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

   The Company has a 89.7% general partner interest and the limited partners own a 10.3% interest in the Operating Partnership as of December 31, 1999. The limited partners may convert their 2,082,381 interests into shares of common stock or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

   The Company operates and has ownership interests in 68 multifamily properties (containing 15,106 units) and four commercial properties (with approximately 290,000 square feet) (collectively, the Properties). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas).

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

   When the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property in accordance with the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121). Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell. In addition, whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount will be evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. No impairment has been recorded through December 31, 1999. No properties are classified as held for sale as of December 31, 1999.

 (b) Investments

   The Company consolidates or accounts for its investments in joint ventures and corporations under the equity method of accounting based on its ownership interests in those entities. Under the equity method of

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)

accounting, the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition.

 (c) Revenues

   Rental revenue is reported on the accrual basis of accounting.

 (d) Income Taxes

   Generally in any year in which the Company qualifies as a real estate investment trust (REIT) under the Internal Revenue Code (the Code), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 1999, as the Company believes it qualifies under the code as a REIT and has made distributions during the periods in excess of its taxable income.

   The status of the cash dividends distributed for the years ended December 31, 1999, 1998 and 1997 for tax purposes is as follows:

                                                                 1999  1998  1997
                                                                 ----  ----  ----
   Taxable portion.............................................. 100%   85%  100%
   Return of capital............................................ --     15   --
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

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

 (g) Interest

   The Company capitalized $5,172, $3,494 and $1,276 of interest related to the development of real estate during 1999, 1998 and 1997, respectively.

 (h) Stock Based Compensation

   The Company applies APB Opinion 25 and related Interpretations in accounting for its stock based compensation plans.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)


 (i) Cash Equivalents and Restricted Cash

   Highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents. Restricted cash relates to reserve requirements in connection with the Company's tax exempt variable rate bond financings and a guarantee the Company has made on a first mortgage loan held by one of its joint venture partnerships.

 (j) Reclassifications

   Certain reclassifications have been made to the 1998 and 1997 balances to conform with the 1999 presentation.

 (k) Use of Estimates

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

(3) Equity Transactions

   During 1998 and 1999, the Operating Partnership sold Cumulative Redeemable Preferred Units to certain institutional investors in private placements as follows:

                                           Price     Net
  Description         Date        Units   per unit proceeds
  -----------    -------------- --------- -------- --------
7.875% Series B  February 1998  1,200,000  $50.00  $58,275
7.875% Series B  April 1998       400,000   50.00   19,500
9.125% Series C  November 1998    500,000   50.00   24,375
9.30 % Series D  July 1999      2,000,000   25.00   48,925
9.25 % Series E  September 1999 2,200,000   25.00   53,400

   Preferred units issued in connection with the above transactions are included in minority interests in the accompanying consolidated balance sheet.

   During 1999, Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.), and Westbrook Real Estate Co-Investment Partnership I, L.P. (formerly known as Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.) (collectively, Tiger/Westbrook) converted 1,415,313 shares of its ownership in the Company's 8.75% Convertible Preferred Stock, Series 1996A (the Convertible Preferred Stock) into 1,617,501 shares of Common Stock. The Company has filed a shelf registration statement covering Tiger/Westbrook's resale of all shares of Common Stock issuable upon conversion of the Convertible Preferred

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)

Stock. The shelf registration statement was declared effective by the Securities and Exchange Commission in December 1998. As of December 31, 1999, Tiger/Westbrook owned 184,687 shares of Convertible Preferred Stock.

   Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000 of debt securities.

(4) Per Share Data

   Basic income per share before extraordinary item and diluted income per share before extraordinary item were calculated as follows for the years ended December 31:

                                   1999                       1998                       1997
                          -------------------------- -------------------------- --------------------------
                                   Weighted    Per-           Weighted    Per-           Weighted    Per-
                                   average    share           average    share           average    share
                          Income    shares    amount Income    shares    amount Income    shares    amount
                          -------  --------   ------ -------  --------   ------ -------  --------   ------
Income before
 extraordinary item.....  $43,778                    $31,046                    $29,677
Less: dividends on
 preferred stock........   (1,333)                    (3,500)                    (2,681)
                          -------                    -------                    -------
Basic:
 Income available to
  common stockholders...   42,445   17,521    $2.42   27,546   16,631    $1.65   26,996   13,645    $1.98
                                              =====                      =====                      =====
Effect of Dilutive
 Securities:
 Convertible limited
  partnership units.....      --       -- (1)            --       -- (1)            --       -- (1)
 Convertible preferred
  stock.................    1,333      786               --       -- (1)          2,681    1,400
 Stock options (2)......      --       184               --       178               --       240
                          -------   ------           -------   ------           -------   ------
Diluted:
 Income available to
  common stockholders
  plus assumed
  conversions...........  $43,778   18,491    $2.37  $27,546   16,809    $1.64  $29,677   15,285    $1.94
                          =======   ======    =====  =======   ======    =====  =======   ======    =====

--------
(1) Securities not included because they were anti-dilutive.


(2) The following stock options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive:

                                                 1999            1998       1997
                                            --------------- --------------- ----
   Number of options.......................       295             332       --
   Range of exercise prices................ $31.875--34.750 $30.125--34.250 --

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)

(5) Real Estate

 (a) Rental Properties

   Rental properties consist of the following as of December 31, 1999 and 1998:

                               Land and land Building and          Accumulated
                               improvements  improvements  Total   depreciation
                               ------------- ------------ -------- ------------
   December 31, 1999:
     Multifamily properties...   $ 232,732     $690,955   $923,687   $96,357
     Commercial properties....       1,765        3,624      5,389       248
                                 ---------     --------   --------   -------
                                 $ 234,497     $694,579   $929,076   $96,605
                                 =========     ========   ========   =======
   December 31, 1998:
     Multifamily properties...   $ 217,337     $651,818   $869,155   $73,638
     Commercial properties....       1,778       19,031     20,809     4,151
                                 ---------     --------   --------   -------
                                 $ 219,115     $670,849   $889,964   $77,789
                                 =========     ========   ========   =======

   The properties are located in California, Washington and Oregon. The operations of the properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

   During the year ended December 31, 1999, the Company sold one property to an unrelated third party for $11,100 resulting in a gain of $3,085. The Company also sold one property for a gross sales price of $18,400 resulting in a gain of $4,708 to an entity controlled by a member of the Company's Board of Directors, following unanimous approval of the independent board members of the Company's Board of Directors. During the year ended 1999, the Company sold an 80% interest in three properties and land with development rights to a newly formed joint venture. The Company received a 20% interest in the joint venture for contributing its remaining 20% interest in these properties. The 80% interest was sold for $58,098, resulting in a gain on the sale of $1,731.

   During the year ended December 31, 1998, four properties were sold to third parties for $26,354 resulting in a gain of $9 and a deferred gain of $5,002. During the year ended December 31, 1997, the Company sold four properties to third parties for $15,470 resulting in a gain of $5,114.

   The Company utilized Internal Revenue Code Section 1031 to defer the majority of the taxable gains resulting from these sales.

   For the years ended December 31, 1999, 1998 and 1997, depreciation expense on real estate was $25,808, $21,890 and $13,913, respectively.

 (b) Investments

   In October 1999, the Company entered into two separate joint venture entities and received an approximate 49.9% equity interest. Together with the joint venture partners, the Company formed two separate private REITs, Newport Beach North, Inc. and Newport Beach South, Inc. Newport Beach North, Inc. and Newport Beach South, Inc. own an approximate 99.65% interest in Newport Beach North, LLC and Newport Beach South, LLC, respectively. The Company contributed its investment of Coronado at Newport--North, an acquisition made in the third quarter of 1999, to Newport Beach North, LLC. At the same time, the partners in Newport Beach South, LLC purchased Coronado at Newport--South, a 715-unit apartment community located in Newport Beach,

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)

California, for a contract price of $64,500. The two entities have identical ownership structures, and generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Company is entitled to management and redevelopment fees from the joint venture and incentive payments based on the financial success of the joint venture.

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

   In December 1999, the Company entered into a joint venture and received an approximate 20% equity interest in the joint venture. The Company contributed its investment in Riverfront Apartments, Casa Mango Apartments, and Westwood Apartments into the joint venture (AEW joint venture). The Company also contributed land and development rights for a development community located in Oxnard, California. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Company is entitled to management and development fees from the joint venture and incentive payments based on the financial success of the joint venture.

   In connection with its formation, the AEW joint venture assumed two mortgage loans the Company previously had outstanding on the Casa Mango and Riverfront properties for $7,300 and $20,000, respectively. The loans bear interest at a fixed rate of 7.4% and mature in 2009.

   Investments which are accounted for under the equity method consist of the following as of December 31, 1999 and 1998:

                                                                1999     1998
                                                              --------  -------
Investments in joint ventures:
  Direct and indirect LLC member interests of approximately
   49.9% in Newport Beach North, LLC and Newport Beach South,
   LLC....................................................... $ 28,435  $   --
  Limited partnership interest of 20% in AEW joint ventures..   11,341      --
  Class A Member interest of 45% in Park Hill LLC............    5,516    3,978
  Limited partnership interest of 49.9% in Jackson School
   Village, L.P..............................................    2,649    2,473
  Limited partnership interest of 46% in Mt. Sutro Terrace
   Associates, L.P...........................................    2,223      --
  Limited partnership interest of 1% in Portland Shopping
   Centers (1)...............................................     (234)    (183)
  Limited partnership interest of 1% in Anchor Village
   Apartments (1)............................................     (889)    (691)
  Limited partnership interest of 1% in Highridge Apartments
   (1).......................................................   (1,570)    (987)
  Limited partnership interest of 51% in Fountain Court
   Apartment Associates, L.P.................................      --     5,352
                                                              --------  -------
                                                                47,471    9,942
                                                              --------  -------
Investments in corporations:
  Essex Management Corporation--19,000 shares of preferred
   stock.....................................................      190      190
  Essex Fidelity I Corporation--31,800 shares of preferred
   stock.....................................................      331      331
                                                              --------  -------
                                                                   521      521
                                                              --------  -------
Other investments............................................      --       127
                                                              --------  -------
                                                              $ 47,992  $10,590
                                                              ========  =======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)

--------
(1) The negative balances result from excess distributions and allocations over investment cost basis. The Company can receive profits and losses different from its partnership interest.

(6) Notes from Investees and Other Related Party Receivables

   Notes receivable from joint venture investees and other related party receivables consist of the following as of December 31, 1999 and 1998:

                                                                  1999    1998
                                                                -------- -------
Notes receivable from joint venture investees:
  Note receivable from Highridge Apartments, secured, bearing interest at 9%, due March 2008.............................  $  1,047 $ 1,047
  Note receivable from Highridge Apartments, secured, bearing
   interest at 10%, due on demand.............................     2,950     --
  Note receivable from Fidelity I, secured, bearing interest
   at 8%, due on demand.......................................       --    1,358
  Notes receivable from Fidelity I and JSV, secured, bearing
   interest at 9.5--10%, due 2015.............................       800     800
  Receivable from Highridge Apartments, non-interest bearing,
   due on demand..............................................     3,624   2,928
  Receivable from Las Hadas, non-interest bearing, due on
   demand.....................................................     1,209   1,209
  Receivable from Anchor Village, non-interest bearing, due on
   demand.....................................................     1,282     933
Other related party receivables:
  Loans to officers, bearing interest at 8%, due April 2006...       633     500
  Other related party receivables, substantially all due on
   demand.....................................................     2,109   1,675
                                                                -------- -------
                                                                $ 13,654 $10,450
                                                                ======== =======

   The Company's officers and directors do not have a substantial economic interest in these joint venture investees.

   Other related party receivables consist primarily of accrued interest income on related party notes receivable and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.

(7) Notes and Other Receivables

   Notes and other receivables consist of the following as of December 31, 1999 and 1998:

                                                                  1999    1998
                                                                -------- -------
Receivable from AEW, non-interest bearing, due on demand......  $  5,529 $   --
Receivable from Newport Beach North and South LLC.............       429     --
Note receivable from the co-tenants in the Pathways property, secured, interest payable monthly at 9%, principal due June
 2001.........................................................       --    4,452
Note receivable from R&V Management, secured, bearing interest
 at 12.04%, principal due March 1999..........................       --    7,879
Note receivable from R&V Management, secured, bearing interest
 at 10.0%, principal due June 2000............................       --    2,814
Other receivables.............................................     3,043   3,664
                                                                -------- -------
                                                                 $ 9,001 $18,809
                                                                ======== =======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)


(8) Related Party Transactions

   The Company provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation (EMC). The Company owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of the Company own 100% of EMC's 1,000 shares of common stock. All general and administrative expenses of the Company and EMC are initially borne by the Company, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the Board of Directors. Expenses allocated to EMC for the years ended December 31, 1999, 1998 and 1997 totaled $545, $545 and $987, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

   Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap Company (M&M) including operating expense reimbursements of $851, $833 and $709 for the years ended December 31, 1999, 1998 and 1997, respectively. The Chairman of M&M is the Chairman of the Company. The commercial property which M&M occupied was sold in September 1999 to an entity controlled by a member of the Company's Board of Directors, following approval of the independent members of the Board of Directors.

   During the years ended December 31, 1999, 1998 and 1997, the Company paid brokerage commissions totaling $105, $0 and $590 to M&M on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of M&M brokerage commissions on certain transactions in which the Company is a party.

   Interest and other income include interest income of $705, $1,027 and $1,286 for the years ended December 31, 1999, 1998 and 1997, respectively, which was earned principally on the notes receivable from related party partnerships in which the Company owns an ownership interest (Joint Ventures). Interest and other income also includes management fee income and investment income earned by the Company from its Joint Ventures of $561, $623 and $139 for the years ended December 31, 1999, 1998 and 1997, respectively.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
              (Dollars in thousands, except for per share amounts)


(9) Mortgage Notes Payable

   Mortgage notes payable consist of the following as of December 31, 1999 and 1998:

                                                               1999      1998
                                                             --------- --------
Mortgage note payable to a pension fund, secured by deeds
 of trust, bearing interest at 6.62%, interest only
 payments due monthly through October 2001, principal and
 interest payments due monthly thereafter, final principal
 payment of $90,596 due in October 2008. Under certain
 conditions this loan can be converted to an unsecured note
 payable...................................................  $ 100,000 $100,000

Mortgage notes payable, secured by deeds of trust, bearing
 interest at rates ranging from 6.885% to 8.055%, principal
 and interest payments due monthly, and maturity dates
 ranging from December 2000 through March 2008.............    145,106   96,214

Multifamily housing mortgage revenue bonds secured by deeds
 of trust on rental properties and guaranteed by collateral
 pledge agreements, payable monthly at a variable rate as
 defined in the Loan Agreement (approximately 3.5% for
 December 1999 and 1998), plus credit enhancement and
 underwriting fees ranging from approximately 1.2 to 1.9%.
 The bonds are convertible to a fixed rate at the Company's
 option. Among the terms imposed on the properties, which
 are security for the bonds, is that twenty percent of the
 units are subject to tenant income qualification criteria.
 Principal balances are due in full at various maturity
 dates from July 2014 through October 2026. These bonds are
 subject to interest rate protection agreements through
 August 2003, limiting the interest rate with respect to
 such bonds to a maximum interest rate of 7.1% to 7.3%.....     58,820   58,820

Mortgage notes payable, secured by deeds of trust, bearing
 interest at rates ranging from 7.0% to 8.78%, principal
 and interest payments due monthly, and maturity dates
 ranging from December 2002 through April 2005. Under
 certain conditions this loan can be converted to an
 unsecured note payable....................................     44,158   44,788

Multifamily housing mortgage revenue bonds secured by deed
 of trust on rental property, bearing interest at 7.69%,
 principal and interest installments due monthly through
 June 2018. Among the terms imposed on the property, which
 is security for the bonds, is that twenty percent of the
 units are subject to tenant income qualifications
 criteria..................................................      8,494    8,727
                                                             --------- --------
                                                             $ 373,608 $325,822
                                                             ========= ========

Multifamily housing mortgage revenue bonds secured by deed
 of trust on a rental property and guaranteed by a
 collateral pledge agreement, bearing interest at 6.455%,
 principal and interest payments due monthly, final
 principal payment of $14,800 due January 2026. Among the
 terms imposed on the property, which is security for the
 bonds, is that twenty percent of the units are subject to
 tenant income qualification criteria. The interest rate
 will be repriced in February 2008 at the then current tax-
 exempt bond rate..........................................     17,030   17,273

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)


   The aggregate scheduled maturities of mortgage notes payable are as follows:

     2000............................................................. $  43,196
     2001.............................................................     2,763
     2002.............................................................    24,832
     2003.............................................................    30,482
     2004.............................................................     2,697
     Thereafter.......................................................   269,638
                                                                       ---------
                                                                       $ 373,608
                                                                       =========

   In October 1997, the Company entered into four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10-year treasury rate at between 6.15%-6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to real estate under development and the refinancing of a $18,101 fixed rate loan. These contracts will be settled no later than June 2000. Subsequent to December 31, 1999, three of the four contracts were sold, resulting in a net realized gain of approximately $920. The value of the unsold contract as of December 31, 1999 was $403.

   In addition, the Company has entered into various other contracts to limit its interest rate exposure on debt related transactions. During 1999, 1998 and 1997, the Company charged to expense $0, $0 and $138, respectively, of costs relating to the termination of such contracts.

   During the years ended December 31, 1999, 1998 and 1997, the Company refinanced various mortgages and incurred a loss on the early extinguishment of debt of $214, $4,718 and $361 related to the write off of the unamortized mortgage loan fees and prepayment penalties.

(10) Line of Credit

   The Company has an unsecured $100,000 line of credit with a commercial bank with interest payable monthly at the bank's reference rate or at the Company's option, 1.15% over the LIBOR rate, which expires June 2000. As of December 31, 1999 and 1998, the Company had $10,500 and $35,693 outstanding under its line of credit. The amount available under the line of credit is reduced by $684, the amount outstanding under letters of credit obtained by the Company.

   As of December 31, 1999, the thirty-day LIBOR rate was approximately 5.8%, and the prime rate was 8.5%.

(11) Leasing Activity

   Rental revenues of the Company include revenues received from its majority-owned apartment properties, which are rented under short-term leases (generally, lease terms of three to twelve months). Due to the short-term nature of the leases, future minimum rental activity is not disclosed by the Company.

(12) Fair Value of Financial Instruments

   Management believes that the carrying amounts of mortgage notes payable, lines of credit, notes and other related party receivables approximate fair value as of December 31, 1999 and 1998, because interest rates and yields for these instruments are consistent with yields currently available to the Company for similar instruments. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable,

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)

other liabilities and dividends payable approximate fair value as of December 31, 1999 and 1998 due to the short-term maturity of these instruments. See note 9 for fair value disclosure of interest rate risk management contracts.

(13) Stock Option Plans

   The Essex Property Trust, Inc. 1994 Stock Incentive Plan provides incentives to attract and retain officers, directors and key employees. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock. Under the Stock Incentive Plan, the total number of shares available for grant is approximately 875,400. The Board of Directors (the Board) may adjust the aggregate number and type of shares reserved for issuance. Participants in the Stock Incentive Plans are selected by the Compensation Committee of the Board, which is comprised of independent directors. The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date. The Company's options have a life of ten years. Option grants fully vest between one year and five years after the grant date.

   In connection with the Company's 1994 initial public offering, the Company provided a one-time grant of options to M&M to purchase 220,000 shares of common stock at the initial public offering price of $19.50 per share pursuant to an agreement whereby Marcus & Millichap Real Estate Investment Brokerage Company, a subsidiary of M&M, will provide real estate transaction, trend and other information to the Company for a period of ten years.

   The Company has also reserved 406,500 shares of common stock in connection with the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan. There was no activity in this plan during 1999, 1998 and 1997.

   The Company applies APB Opinion 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for its plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net income for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                            1999    1998   1997
                                                           ------- ------ ------
Net income:
  As reported............................................. $43,564 26,328 29,316
  Pro forma...............................................  43,489 26,294 29,216

   For the years ended December 31, 1999, 1998 and 1997, the effect of determining compensation cost consistent with FASB Statement No. 123 on basic and diluted earnings per share was not material.

   The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates ranging from 5.14% to 6.39% in 1999; 4.19% to 5.77% in 1998; and from 5.79% to 6.88% in 1997;
expected lives of 7 years for 1999, and 4 years for 1998 and 1997, volatility of 21.41% for 1999, 18.79% for 1998 and 17.40% for 1997; and dividend yield of 6.6% for 1999, and 6.0% for 1998 and 1997.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)

   A summary of the status of the Company's option plans as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                    1999                       1998                       1997
                          -------------------------- -------------------------- --------------------------
                                    Weighted-average           Weighted-average           Weighted-average
                           Shares    exercise price   Shares    exercise price   Shares    exercise price
                          --------  ---------------- --------  ---------------- --------  ----------------
Outstanding at beginning
 of year................   909,764       $24.40       828,214       $24.57       529,450       $19.08
Granted.................   161,550        29.18       110,500        30.92       324,905        33.02
Exercised...............   (45,535)       17.38       (19,950)       18.73       (23,286)       17.95
Forfeited and canceled..   (71,330)       25.40        (9,000)       24.57        (2,855)       22.91
                          --------                   --------                   --------
Outstanding at end of
 year...................   954,449        26.24       909,764        25.40       828,214        24.57
                          ========                   ========                   ========
Options exercisable at
 year end...............   579,112        23.31       449,457        21.66       284,575        19.23
Weighted-average fair
 value of options
 granted during the
 year...................  $   3.45                   $   3.19                   $   3.56

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                          Options outstanding                          Options exercisable
                          ---------------------------------------------------- -----------------------------------
                          Number outstanding Weighted-average                  Number exercisable
                          as of December 31,    remaining     Weighted-average as of December 31, Weighted-average
Range of exercise prices         1999        contractual life  exercise price         1999         exercise price
------------------------  ------------------ ---------------- ---------------- ------------------ ----------------
$13.90--17.31...........        21,100          5.2 years          $15.50            10,000            $15.50
 17.38--20.85...........       391,449          4.5 years           19.45           387,199             19.46
 24.33--27.80...........        65,750          9.0 years           26.02             3,350             24.88
 27.81--31.27...........       182,050          8.3 years           29.74            80,743             29.51
 31.28--34.75...........       294,100          8.1 years           33.91            97,820             34.19
                               -------                                              -------
                               954,449                                              579,112
                               =======                                              =======

   Through December 31, 1999, the Company has granted 18,267 stock units under the Company's Phantom Stock Unit Agreement to two of the Company's executives. The units vest in installments in accordance with the vesting schedule set forth in the Phantom Stock Unit Agreement such that the units will be fully vested five years from the date of issuance. At that time, the Company expects to issue to the executives the number of shares of common stock equal to the number of units vested, or at the Company's option, an equivalent amount in cash. Dividends are paid by the Company on the vested and unvested portion of shares. For the years ended December 31, 1999, 1998 and 1997, compensation cost was $184, $20 and $19, respectively, related to this plan.

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

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)


   Generally the Rights will not be exercisable unless a person or group acquires 15% or more, or announces an offer that could result in acquiring 15% or more, of the Company's common stock unless such person is or becomes the beneficial owner of 15% or more of the Company's outstanding common stock and had a contractual right or the approval of the Company's Board of Directors, provided that such percentage shall not be greater than 19.9%. Following an acquisition of 15% or more of the Company's common stock, each Right holder, except the 15% or more shareholder, has the right to receive, upon exercise, shares of common stock valued at twice the then applicable exercise price of the Right, unless the 15% or more shareholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its shareholders.

   Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a stock acquisition where it does not survive or survives with a change or exchange of its common stock or if 50% or more of its assets, earning power or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquiror's stock having a value of twice the exercise price.

   Generally, Rights may be redeemed for $.01 each (in cash, common stock or other consideration the Company deems appropriate) until the tenth day following a public announcement that a 15% or greater position has been acquired of the Company's stock.

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

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
              (Dollars in thousands, except for per share amounts)

   The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 1999, 1998 and 1997:

                                                         Year ended
                                                ------------------------------
                                                   1999       1998      1997
                                                ----------  --------  --------
Revenues:
  Northern California.......................... $   46,960  $ 42,078  $ 33,481
  Southern California..........................     58,371    45,252    20,026
  Pacific Northwest............................     33,316    32,137    23,356
                                                ----------  --------  --------
    Total segment revenues.....................    138,647   119,467    76,863
Non-segment property revenues..................      1,780     2,575     4,537
Interest and other income......................      5,618     3,217     3,169
                                                ----------  --------  --------
    Total revenues............................. $  146,045  $125,259  $ 84,569
                                                ==========  ========  ========
Net operating income:
  Northern California.......................... $   35,962  $ 31,681  $ 24,664
  Southern California..........................     40,122    29,758    12,955
  Pacific Northwest............................     22,284    21,138    14,916
                                                ----------  --------  --------
    Total segment net operating income.........     98,368    82,577    52,535
Non-segment net operating income...............        353     1,532     3,039
Interest and other income......................      5,618     3,217     3,169
Depreciation and amortization..................    (26,150)  (21,948)  (13,992)
Interest.......................................    (21,268)  (19,374)  (12,659)
Amortization of deferred financing costs.......       (566)     (718)     (509)
General and administrative.....................     (4,263)   (3,765)   (2,413)
Loss from hedge termination....................        --        --       (138)
Provision for litigation loss..................        --       (930)      --
                                                ----------  --------  --------
    Income before gain on the sales of real
     estate, minority interests, and
     extraordinary item........................ $   52,092  $ 40,591  $ 29,032
                                                ==========  ========  ========
Assets:
  Northern California.......................... $  216,946  $241,676  $175,116
  Southern California..........................    415,374   355,077   257,714
  Pacific Northwest............................    195,011   198,761   213,125
                                                ----------  --------  --------
    Total segment net real estate assets.......    827,331   795,514   645,955
Non-segment net real estate assets.............      5,140    16,661    26,992
                                                ----------  --------  --------
    Net real estate assets.....................    832,471   812,175   672,947
Non-segment assets.............................    229,842   119,621    65,888
                                                ----------  --------  --------
    Total assets............................... $1,062,313  $931,796  $738,835
                                                ==========  ========  ========

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
              (Dollars in thousands, except for per share amounts)


(16) Quarterly Results of Operations (Unaudited)

   The following is a summary of quarterly results of operations for 1999 and 1998:

                         Quarter ended Quarter ended Quarter ended Quarter ended
                          December 31  September 30     June 30      March 31
                         ------------- ------------- ------------- -------------
1999:
  Total revenues before
   gain on the sales of
   real estate..........   $ 39,510       37,745        34,898        33,890
                           --------       ------        ------        ------
  Gain on the sales of
   real estate..........   $  4,816        4,708           --            --
                           --------       ------        ------        ------
        Extraordinary
         item...........   $   (124)         --            (90)          --
                           ========       ======        ======        ======
        Net income......   $ 13,159       13,073         8,876         8,454
                           ========       ======        ======        ======
  Per share data:
    Net income:
      Basic.............   $   0.72         0.72          0.50          0.46
                           ========       ======        ======        ======
      Diluted...........   $   0.71         0.71          0.49          0.45
                           ========       ======        ======        ======
    Market price:
      High..............   $  34.00        34.94         35.50         26.25
                           ========       ======        ======        ======
      Low...............   $  33.69        34.13         34.31         26.69
                           ========       ======        ======        ======
      Close.............   $  34.00        34.93         35.38         26.13
                           ========       ======        ======        ======
    Dividends declared..   $   0.55         0.55          0.55          0.50
                           ========       ======        ======        ======
1998:
  Total revenues before
   gain on the sales of
   real estate..........   $ 33,088       32,651        31,684        27,836
                           --------       ------        ------        ------
  Gain on the sales of
   real estate..........   $    --             9           --            --
                           --------       ------        ------        ------
        Extraordinary
         item...........   $ (3,912)        (806)          --            --
                           ========       ======        ======        ======
        Net income......   $  4,177        6,678         7,548         7,925
                           ========       ======        ======        ======
  Per share data:
    Net income:
      Basic.............   $   0.20         0.35          0.40          0.42
                           ========       ======        ======        ======
      Diluted...........   $   0.20         0.34          0.40          0.42
                           ========       ======        ======        ======
    Market price:
      High..............   $  31.75        33.50         34.50         34.94
                           ========       ======        ======        ======
      Low...............   $  28.50        26.94         30.19         33.25
                           ========       ======        ======        ======
      Close.............   $  29.75        31.00         31.00         34.31
                           ========       ======        ======        ======
    Dividends declared..   $   0.50         0.50          0.50          0.45
                           ========       ======        ======        ======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 1999, 1998 and 1997
             (Dollars in thousands, except for per share amounts)


(17) 401(k) Plan

   The Company has a 401(k) pension plan (the Plan) for all full time employees who have completed one year of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their compensation to a maximum of five hundred dollars (per individual) per year. Company contributions to the Plan were approximately $58, $46 and $41 for the years ended December 31, 1999, 1998 and 1997.

(18) Commitments and Contingencies

   A commercial bank has issued on behalf of the Company various letters of credit relating to financing and development transactions for an aggregate amount of $684 which expired January 2000.

   The Company is developing nine multifamily residential projects, which are anticipated to have an aggregate of approximately 1,904 multifamily units. The Company expects that such projects will be completed during the next two years. In connection with these projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. As of December 31, 1999, the Company is committed to fund approximately $78,700 relating to these projects.

   Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Company carries no express insurance coverage for this type of environmental risk. The Company has conducted environmental studies which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these properties would not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

   The Company is involved in various lawsuits arising out of the ordinary course of business and certain other legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

   In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's common stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement terminates in five years at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances, the participants may be required to provide collateral to the securities broker. The Company has guaranteed performance of the participants with respect to any obligations relating to the swap agreement.

Schedule 1

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                   Real Estate and Accumulated Depreciation

                               December 31, 1999
                            (Dollars in thousands)

                                                                                          Gross amount carried at close of
                                                            Initial cost        Costs                  period
                                                        -------------------- capitalized ----------------------------------
                                                                 Buildings   subsequent                Buildings
                                                                    and          to        Land and       and
    Property     Units       Location       Encumbrance  Land   improvements acquisition improvements improvements Total(1)
    --------     -----       --------       ----------- ------- ------------ ----------- ------------ ------------ --------
Encumbered
multifamily
properties
 Summerhill Park  100  Sunnyvale, CA                    $ 2,654   $ 4,918      $   433     $ 2,655      $  5,350   $  8,005
 Oak Pointe       390  Sunnyvale, CA                      4,842    19,776        4,589       4,845        24,362     29,207
 Summerhill
 Commons          184  Newark, CA                         1,608     7,582          792       1,518         8,464      9,982
 Pathways         296  Long Beach, CA                     4,083    16,757        7,758       6,163        22,435     28,598
 Villa Rio Vista  286  Anaheim, CA                        3,013    12,661        2,101       2,986        14,789     17,775
 Foothill
 Commons          360  Bellevue, WA                       2,435     9,821        2,510       2,438        12,328     14,766
 Woodland
 Commons          236  Bellevue, WA                       2,040     8,727        1,353       2,042        10,078     12,120
 Palisades        192  Bellevue, WA                       1,560     6,242        1,522       1,562         7,762      9,324
                                              -------   -------   -------      -------     -------      --------   --------
                                              100,000    22,235    86,484       21,058      24,209       105,568    129,777
                                              -------   -------   -------      -------     -------      --------   --------
 Wharfside
 Pointe           142  Seattle, WA                        2,245     7,020          726       2,253         7,738      9,991
 Emerald Ridge    180  Bellevue, WA                       3,449     7,801          653       3,447         8,456     11,903
 Sammamish View   153  Bellevue, WA                       3,324     7,501          515       3,329         8,011     11,340
                                              -------   -------   -------      -------     -------      --------   --------
                                               19,201     9,018    22,322        1,894       9,029        24,205     33,234
                                              -------   -------   -------      -------     -------      --------   --------
 Brighton Ridge   264  Renton, WA                         2,623    10,800          595       2,654        11,364     14,018
 Landmark         285  Hillsboro, OR                      3,655    14,200          686       3,697        14,844     18,541
 Eastridge        188  San Ramon, CA                      6,068    13,628          303       6,089        13,910     19,999
                                              -------   -------   -------      -------     -------      --------   --------
                                               27,418    12,346    38,628        1,584      12,440        40,118     52,558
                                              -------   -------   -------      -------     -------      --------   --------
 Bridle Trails    92   Kirkland, WA             4,191     1,500     5,930          100       1,529         6,001      7,530
 Bunker Hill
 Towers           456  Los Angeles, CA         18,122    11,498    27,871          445      11,628        28,186     39,814
 Camarillo Oaks   564  Camarillo, CA           27,915    10,953    25,254        3,234      11,017        28,424     39,441
 Columbus         83   Glendale, CA             4,540     2,407     5,672          181       2,408         5,852      8,260
 Evergreen
 Heights          200  Kirkland, WA             8,949     3,566    13,395          332       3,645        13,648     17,293
 Euclid           85   Pasadena, CA             2,884     2,202     4,794          189       2,375         4,810      7,185
 Glenbrook        84   Pasadena, CA             4,474     2,312     4,923          140       2,430         4,945      7,375
 Huntington
 Breakers         342  Huntington Beach, CA    23,409     9,306    22,720          398       9,312        23,112     32,424
 Inglenook Court  224  Bothell, WA              8,300     3,467     7,881        1,330       3,474         9,204     12,678
 Lorraine         132  Glendale, CA             8,378     4,288    11,081           --       4,288        11,081     15,369
 Maple Leaf       48   Seattle, WA              2,048       805     3,283           54         825         3,317      4,142
 Meadowood        320  Simi Valley, CA         17,030     7,852    18,592          622       7,895        19,171     27,066
 Spring Lake      69   Seattle, WA              2,243       838     3,399           65         857         3,445      4,302
 Stonehedge
 Village          196  Bothell, WA              9,065     3,167    12,603          433       3,196        13,007     16,203
 The Bluffs       224  San Diego, CA            8,357     3,405     7,743          176       3,439         7,885     11,324
 The Shores(5)    348  San Ramon, CA           18,101     8,789    18,252         (450)      7,099        19,492     26,591
 Treetops         172  Fremont, CA              9,800     3,520     8,182          875       3,576         9,001     12,577
 Wandering Creek  156  Kent, WA                 5,300     1,285     4,980          870       1,296         5,839      7,135
 Wilshire
 Promenade        128  Fullerton, CA            7,764     3,118     7,385          230       3,137         7,596     10,733
 Windsor Ridge    216  Sunnyvale, CA           13,619     4,017    10,315          563       4,019        10,876     14,895
                                              -------   -------   -------      -------     -------      --------   --------
                                              351,108   131,894   371,689       34,323     133,123       404,783    537,906
                                              -------   -------   -------      -------     -------      --------   --------
                                                      Depreciable
                 Accumulated    Date of        Date      lives
    Property     depreciation construction   acquired   (years)
    --------     ------------ -------------- -------- -----------
Encumbered
multifamily
properties
 Summerhill Park   $ 1,814          1988       9/88      3-40
 Oak Pointe         10,359          1973      12/88      3-30
 Summerhill
 Commons             2,861          1987       7/87      3-40
 Pathways            5,519          1975       2/91      3-30
 Villa Rio Vista     7,742          1968       7/85      3-30
 Foothill
 Commons             4,847          1978       3/90      3-30
 Woodland
 Commons             3,854          1978       3/90      3-30
 Palisades           3,310     1969/1977(2)    5/90      3-30
                 ------------
                    40,306
                 ------------
 Wharfside
 Pointe              1,592          1990       6/94      3-30
 Emerald Ridge       1,646          1987      11/94      3-30
 Sammamish View      1,468          1986      11/94      3-30
                 ------------
                     4,706
                 ------------
 Brighton Ridge      1,066          1986      12/96      3-30
 Landmark            1,679          1990      08/96      3-30
 Eastridge           1,564          1988      08/96      3-30
                 ------------
                     4,309
                 ------------
 Bridle Trails         452          1986      10/97      3-30
 Bunker Hill
 Towers              1,627          1968       3/98      3-30
 Camarillo Oaks      2,555          1985      07/96      3-30
 Columbus              116          1974      06/99      3-30
 Evergreen
 Heights             1,157          1990      06/97      3-30
 Euclid                112          1972      04/99      3-30
 Glenbrook             115          1972      04/99      3-30
 Huntington
 Breakers            1,700          1984      10/97      3-30
 Inglenook Court     2,428          1985      10/94      3-30
 Lorraine              207          1970      06/99      3-30
 Maple Leaf            240          1986      10/97      3-30
 Meadowood           2,105          1986      11/96      3-30
 Spring Lake           241          1986      10/97      3-30
 Stonehedge
 Village               604          1986      10/97      3-30
 The Bluffs            666          1974      06/97      3-30
 The Shores(5)       1,879          1988      01/97      3-30
 Treetops            1,219          1978      01/96      3-30
 Wandering Creek       939          1986      11/95      3-30
 Wilshire
 Promenade             762          1992      01/97      3-30
 Windsor Ridge       3,118          1989      03/89      3-40
                 ------------
                    71,563
                 ------------

                                                                                             Gross amount carried at close of
                                                               Initial cost        Costs                  period
                                                           -------------------- capitalized ----------------------------------
                                                                    Buildings   subsequent                Buildings
                                                                       and          to        Land and       and
    Property         Units       Location      Encumbrance  Land   improvements acquisition improvements improvements Total(1)
    --------         ------      --------      ----------- ------- ------------ ----------- ------------ ------------ --------
Unencumbered
 multifamily
 properties
 Avondale at
  Warner Center       446   Woodland Hills, CA              10,536    24,522          72       10,556       24,574     35,130
 Bristol Commons      188   Sunnyvale, CA                    5,278    11,853         792        5,283       12,640     17,923
 Castle Creek         216   Newcastle, WA                    4,149    16,028         736        4,818       16,095     20,913
 Fairway(3)            74   Newport Beach, CA                2,374     5,476          96        2,402        5,544      7,946
 Foothill/Twincreeks  176   San Ramon, CA                    5,875    13,992         887        5,940       14,814     20,754
 Hillsborough
  Park                235   La Habra, CA                     6,291    15,455          23        6,290       15,479     21,769
 Kings Road           196   Los Angeles, CA                  4,023     9,527         182        4,030        9,702     13,732
 Marina Cove(4)       292   Santa Clara, CA                  5,320    16,431       1,333        5,322       17,762     23,084
 Meadows @
  Cascade             198   Vancouver, WA                    2,261     9,070         378        2,334        9,375     11,709
 Hillcrest Park       608   Newbury Park, CA                15,318    40,601         712       15,746       40,885     56,631
 Park Place/
  Windsor
  Court/Cochran       176   Los Angeles, CA                  4,965    11,806         231        5,014       11,988     17,002
 Plumtree             140   Santa Clara, CA                  3,090     7,421         523        3,091        7,943     11,034
 Stevenson Place      200   Fremont, CA                        996     5,582       5,789          998       11,369     12,367
 Tara Village         168   Tarzana, CA                      3,178     7,535         393        3,210        7,896     11,106
 The Laurels          164   Mill Creek, WA                   1,559     6,430         291        1,595        6,685      8,280
 The Village          122   Oxnard, CA                       2,349     5,579         156        2,393        5,691      8,084
 Trabucco Villas      132   Lake Forest, CA                  3,638     8,640         388        3,841        8,825     12,666
 Villa Scandia        118   Ventura, CA                      1,570     3,912         152        1,592        4,042      5,634
 Village @
  Cascade             192   Vancouver, WA                    2,103     8,753         118        2,151        8,823     10,974
 Wimbledon Woods      560   Hayward, CA                      9,883    37,670         619       10,346       37,826     48,172
 Monterra del
  Mar                 122   Pasadena, CA                     2,188     5,263       3,420        2,657        8,214     10,871
                     ------                      -------   -------   -------      ------      -------      -------    -------
                     12,118                      351,108   228,838   643,235      51,614      232,732      690,955    923,687
                     ======                      -------   -------   -------      ------      -------      -------    -------
                                                        Depreciable
                     Accumulated    Date of      Date      lives
    Property         depreciation construction acquired   (years)
    --------         ------------ ------------ -------- -----------
Unencumbered
 multifamily
 properties
 Avondale at
  Warner Center            229        1989      01/97      3-30
 Bristol Commons         1,220        1989      01/97      3-30
 Castle Creek              673        1997      12/97      3-30
 Fairway(3)                103        1972      06/99      3-30
 Foothill/Twincreeks     1,379        1985      02/97      3-30
 Hillsborough
  Park                     182        1999      09/99      3-30
 Kings Road                799        1979      06/97      3-30
 Marina Cove(4)          3,694        1974       6/94      3-30
 Meadows @
  Cascade                  685        1988      11/97      3-30
 Hillcrest Park          2,613        1973       3/98      3-30
 Park Place/
  Windsor
  Court/Cochran            736        1988      08/97      3-30
 Plumtree                1,668        1975       2/94      3-30
 Stevenson Place         4,631        1971       4/82      3-30
 Tara Village              777        1972      01/97      3-30
 The Laurels               657        1981      12/96      3-30
 The Village               473        1974      07/97      3-30
 Trabucco Villas           660        1985      10/97      3-30
 Villa Scandia             349        1971      06/97      3-30
 Village @
  Cascade                  598        1995      12/97      3-30
 Wimbledon Woods         2,234        1975       3/98      3-30
 Monterra del
  Mar                      433        1972      09/97      3-30
                     ------------
                        96,356
                     ------------

                                                                      Schedule 1

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                             (Dollars in thousands)

                                                                                                    Gross annual
                                                           Initial cost                      carried at close of period
                                                       ---------------------    Costs    ----------------------------------
                     Total                                                   capitalized
                    rentable                                     Buildings   subsequent                Buildings
                     square                                         and          to        Land and       and
    Property        footage    Location    Encumbrance   Land   improvements acquisition improvements Improvements Total(1)
    --------        -------- ------------- ----------- -------- ------------ ----------- ------------ ------------ --------
Commercial
properties
925 East Meadow..    17,404  Palo Alto, CA       --       1,401      3,172         816        1,765        3,624      5,389
                     ------                 --------   --------   --------     -------     --------     --------   --------
                     17,404                      --       1,401      3,172         816        1,765        3,624      5,389
                     ======                 ========   ========   ========     =======     ========     ========   ========
Total
multifamily and
commercial
properties(6).....                          $351,108   $230,239   $646,407     $52,430     $234,497     $694,579   $929,076
                                            ========   ========   ========     =======     ========     ========   ========
                                                       Depreciable
                    Accumulated    Date of      Date      lives
    Property        depreciation construction acquired   (years)
    --------        ------------ ------------ -------- -----------
Commercial
properties
925 East Meadow..         249        1984      11/97      3-30
                    ------------
                          249
                    ============
Total
multifamily and
commercial
properties(6).....    $96,605
                    ============

                                                 1999      1998      1997
                                               --------  --------  --------
Real estate:
 Balance at beginning of year................. $889,964  $730,987  $393,809
 Improvements.................................    5,554    12,200     4,533
 Acquisition of real estate...................  193,634   169,934   345,750
 Disposition of real estate................... (160,076)  (23,157)  (13,105)
                                               --------  --------  --------
 Balance at end of year....................... $929,076  $889,964  $730,987
                                               ========  ========  ========

                                                   1999     1998     1997
                                                  -------  -------  -------
Accumulated depreciation:
 Balance at beginning of year.................... $77,789  $58,040  $47,631
 Dispositions....................................  (7,334)  (2,183)  (3,504)
 Depreciation expense--Acquisitions..............   1,377    2,888    2,086
 Depreciation expense............................  24,773   19,044   11,827
                                                  -------  -------  -------
 Balance at end of year.......................... $96,605  $77,789  $58,040
                                                  =======  =======  =======

----
(1) The aggregate net cost for federal income tax purposes is $764,618.
(2) Phase I was built in 1969 and Phase II was built in 1977.
(3) The land is leased pursuant to a ground lease expiring 2027.
(4) A portion of land is leased pursuant to a ground lease expiring in 2028.
(5) A portion of The Shores land value was allocated to real estate under development for the Bel Air (formerly Canyon Point) development project in the amount of $1,757.
(6) Not included on above schedule is the construction loan for the Fountain Court development project in the amount of $22,500.

  A summary of activity for real estate and accumulated depreciation is as follows:

                                   SIGNATURE

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESSEX PROPERTY TRUST, INC.
                                          (Registrant)

Dated: March 30, 2000
                                                   /s/ Michael J. Schall
                                          By: _________________________________
                                                     Michael J. Schall
                                                Executive Vice President and
                                          Chief Financial Officer and Director
                                              (Principal Financial Officer)

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

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ George M. Marcus            Chairman of the Board        March 30, 2000
______________________________________
           George M. Marcus

      /s/ Keith R. Guericke            President and Chief          March 30, 2000
______________________________________  Executive Officer and
          Keith R. Guericke             Vice Chairman

      /s/ Michael J. Schall            Chief Financial Officer      March 30, 2000
______________________________________  Executive, Vice President
          Michael J. Schall             and Director

         /s/ Mark J. Mikl              Vice President and           March 30, 2000
______________________________________  Controller (Principal
             Mark J. Mikl               Accounting Officer)

     /s/ William A. Millichap          Director                     March 30, 2000
______________________________________
         William A. Millichap

        /s/ Gary P. Martin             Director                     March 30, 2000
______________________________________
            Gary P. Martin

       /s/ Robert E. Larson            Director                     March 30, 2000
______________________________________
           Robert E. Larson

      /s/ Thomas E. Randlett           Director                     March 30, 2000
______________________________________
          Thomas E. Randlett

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Anthony Downs              Director                     March 30, 2000
______________________________________
            Anthony Downs

         /s/ David Brady               Director                     March 30, 2000
______________________________________
             David Brady

     /s/ Issie N. Rabinovitch          Director                     March 30, 2000
______________________________________
         Issie N. Rabinovitch

       /s/ Willard H. Smith            Director                     March 30, 2000
______________________________________
           Willard H. Smith

 Exhibit
   No.                               Document                              Page
 -------                             --------                              ----
  3.1    Articles of Amendment and Restatement of Essex dated June 22,
          1995, attached as Exhibit 3.1 to the Company's Quarterly
          Report on Form 10-Q for the Quarter ended June 30, 1995, and
          incorporated herein by reference.                                --

  3.2    Articles Supplementary of Essex Property Trust, Inc. for the
          8.75% Convertible Preferred Stock, Series 1996A, attached as
          Exhibit 3.1 to the Company's Current Report on Form 8-K, filed
          August 13, 1996, and incorporated herein by reference.           --

  3.3    First Amendment to Articles of Amendment and Restatement of
          Essex Property Trust, Inc., attached as Exhibit 3.1 to the
          Company's 10-Q as of September 30, 1996, and incorporated
          herein by reference.                                             --

  3.4    Certificate of Correction to Exhibit 3.2 dated December 20,
          1996.                                                             (1)

  3.5    Amended and Restated Bylaws of Essex Property Trust, Inc.,
          attached as Exhibit 3.2 to the Company's Current Report on
          Form 8-K, filed August 13, 1996, and incorporated herein by
          reference.                                                       --

  3.6    Certificate of Amendment of the Bylaws of Essex Property Trust,
          Inc., dated December 17, 1996.                                    (1)

  3.7    Articles Supplementary reclassifying 2,000,000 shares of Common
          Stock as 2,000,000 shares of 7.875% Series B Cumulative
          Redeemable Preferred Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company's
          Current Report on Form 8-K, filed March 3, 1998, and
          incorporated herein by reference.                                --

  3.8    Articles Supplementary reclassifying 500,000 shares of Common
          Stock as 500,000 shares of 9-1/8% Series C Cumulative
          Redeemable Preferred Stock, filed with the State of Maryland
          on November 25, 1998.                                             (2)

  3.9    Certificate of Correction to Exhibit 3.2 dated February 12,
          1999.                                                             (2)

  3.10   Articles Supplementary reclassifying 6,617,822 shares of Common
          Stock as 6,617,822 shares of Series A Junior Participating
          Preferred Stock, filed with the State of Maryland on November
          13, 1998, attached as Exhibit 4.0 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1998, and
          incorporated herein by reference.                                --

  3.11   Articles Supplementary reclassifying 2,000,000 shares of Common
          Stock as 2,000,000 shares of 9.30% Series D Cumulative
          Redeemable Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company's 10-
          Q as of June 30, 1999 and incorporated herein by reference.      --

  3.12   Articles Supplementary reclassifying 2,200,000 shares of Common
          Stock as 2,200,000 shares of 9.25% Series E Cumulative
          Redeemable Preferred Stock, filed with the State of Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company's
          10-Q as of September 30, 1999 and incorporated herein by
          reference.                                                       --

  4.0    Rights Agreement, dated as of November 11, 1998, between Essex
          Property Trust, Inc., and BankBoston, N.A., as Rights Agent,
          including all exhibits thereto, attached as Exhibit 1 to the
          Company's Registration Statement filed on Form 8-A dated
          November 12, 1998, and incorporated herein by reference.         --

 10.1    Essex Property Trust, Inc. 1994 Stock Incentive Plan (amended and restated as of April 3, 1997 and previously known as the
          1994 Employee Stock Incentive Plan), attached as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter
          ended June 30, 1997, and incorporated herein by reference.*      --

 10.2    First Amended and Restated Agreement of Limited Partnership of
          Essex Portfolio, L.P. attached as Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997, and incorporated herein by reference.        --

 Exhibit
   No.                               Document                              Page
 -------                             --------                              ----
 10.3    First Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P. dated February 6,
          1998, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K , filed March 3, 1998, and incorporated herein by
          reference.                                                       --

 10.4    Second Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P. dated April 20,
          1998, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 23, 1998, and incorporated herein by
          reference.                                                       --

 10.5    Third Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P. dated November
          24, 1998.                                                        (2)

 10.6    Fourth Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P., dated July 28,
          1999, attached as Exhibit 10.1 to the Company's 10-Q as of
          June 30, 1999 and incorporated herein by reference.              --

 10.7    Fifth Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P., dated September
          3, 1999, attached as Exhibit 10.1 to the Company's 10-Q as of
          September 30, 1999 and incorporated herein by reference.         --

 10.8    Form of Essex Property Trust, Inc. 1994 Non-Employee and
          Director Stock Incentive Plan, attached as Exhibit 10.3 to the
          Company's Registration Statement on Form S-11 (Registration
          No. 33-76578), which became effective on June 6, 1994, and
          incorporated herein by reference.                                --

 10.9    Form of Essex Property Trust, Inc. 1994 Employee Stock
          Incentive Plan, attached as Exhibit 10.2 to the Company's
          Registration Statement on Form S-11 (Registration No.
          33-76578), which became effective on June 6, 1994, and
          incorporated herein by reference.                                --

 10.10   Form of Essex Property Trust, Inc. 1994 Employee Stock Purchase
          Plan, attached as Exhibit 10.4 to the Company's Registration
          Statement on Form S-11 (RegistrationNo. 33-76578), which
          became effective on June 6, 1994, and incorporated herein by
          reference.*                                                      --

 10.11   Form of Non-Competition Agreement between Essex and each of
          Keith R. Guericke and George M. Marcus, attached as Exhibit
          10.5 to the Company's Registration Statement on Form S-11
          (Registration No. 33-76578), which became effective on June 6,
          1994, and incorporated herein by reference.*                     --

 10.12   Termination of Non-Compete Agreement between Essex Property
          Trust, Inc. and George M. Marcus attached as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1998, and incorporated herein by reference.         --

 10.13   Contribution Agreement by and among Essex, the Operating
          Partnership and the Limited Partners in the Operating
          Partnership, attached as Exhibit 10.6 to the Company's
          Registration Statement on Form S-11 (Registration No. 33-
          76578), which became effective on June 6, 1994, and
          incorporated herein by reference.                                --

 10.14   Form of Indemnification Agreement between Essex and its
          directors and officers, attached as Exhibit 10.7 to the
          Company's Registration Statement on Form S-11 (Registration
          No. 33-76578), which became effective on June 6, 1994, and
          incorporated herein by reference.                                --

 10.15   Stock Purchase Agreement dated as of June 20, 1996 by and
          between Essex Property Trust, Inc. and Tiger/Westbrook Real
          Estate Fund L.P. and Tiger/Westbrook Real Estate Co-Investment
          Partnership, L.P., attached as Exhibit 10.1 to the Company's
          Current Report on Form 8-K, filed August 13, 1996, and
          incorporated herein by reference.                                --

 10.16   Amendment No. 1 to Stock Purchase Agreement dated as of July 1,
          1996 by and between Essex Property Trust, Inc. and
          Tiger/Westbrook Real Estate Fund, L.P. and Tiger/ Westbrook
          Real Estate Co-Investment Partnership, L.P., attached as
          Exhibit 10.2 to the Company's Current Report on Form 8-K,
          filed August 13, 1996, and incorporated herein by reference.     --

 Exhibit
   No.                               Document                              Page
 -------                             --------                              ----
 10.17   First Amendment to Investor Rights Agreement dated July 1, 1996 by and between George M. Marcus and The Marcus & Millichap
          Company, attached as Exhibit 10.3 to the Company's Current
          Report on Form 8-K, filed August 13, 1996, and incorporated
          herein by reference.                                             --

 10.18   Agreement by and among M&M, M&M REIBC and the Operating
          Partnership and Essex regarding Stock Options attached as
          Exhibit 10.14 to the Company's Registration Statement on Form
          S-11 (Registration No. 33-76578), which became effective on
          June 6, 1994, and incorporated herein by reference.              --

 10.19   Co-Brokerage Agreement by and among Essex, the Operating
          Partnership, M&M REIBC and Essex Management Corporation
          attached as Exhibit 10.15 to the Company's Registration
          Statement on Form S-11 (Registration No. 33-76578), which
          became effective on June 6, 1994, and incorporated herein by
          reference.                                                       --

 10.20   General Partnership Agreement of Essex Washington Interest
          Partners attached as Exhibit10.16 to the Company's
          Registration Statement on Form S-11
          (Registration No.33-76578), which became effective on June 6,
          1994, and incorporated herein by reference.                      --

 10.21   Form of Management Agreement between the Operating Partnership and Essex Management Corporation regarding the retail
          Properties attached as Exhibit 10.18 to the Company's
          Registration Statement on Form S-11 (Registration No. 33-
          76578), which became effective on June 6, 1994, and
          incorporated herein by reference.                                --

 10.22   Form of Investor Rights Agreement between Essex and the Limited
          Partner of the Operating Partnership attached as Exhibit 10.26 to the Company's Registration Statement on Form S-11
          (Registration No. 33-76578), which became effective on June 6,
          1994, and incorporated herein by reference.                      --

 10.23   Registration Rights Agreement, dated as of June 20, 1996,
          attached as Exhibit 10.8 to Essex's Current Report on Form 8-
          K, filed August 13, 1996, and incorporated herein by
          reference.                                                       --

 10.24   Letter Agreement, dated July 1, 1996, among Essex Property
          Trust, Inc., Essex Portfolio, L.P., Tiger/Westbrook Real
          Estate Fund, L.P. and Tiger/Westbrook Real Estate
          Co-Investment Partnership, L.P., attached as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed August 13,
          1996, and incorporated herein by reference.                      --

 10.25 Letter Agreement with Tiger/Westbrook entities re: Limitations on Ownership of Stock of the Company, attached as Exhibit 10.1 to the Company's 10-Q as of September 30, 1996, and incorporated herein by reference.

 10.26   Phantom Stock Unit Agreement for Mr. Guericke, attached as
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1997, and incorporated herein
          by reference.*                                                   --

 10.27   Phantom Stock Unit Agreement for Mr. Schall, attached as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*

 10.28   Replacement Promissory Note (April 15, 1996) and Pledge
          Agreement for Mr. Guericke, attached as Exhibit 10.3 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1997, and incorporated herein by reference.            --

 10.29   Promissory Note (December 31, 1996) and Pledge Agreement for
          Mr. Guericke, attached as Exhibit 10.4 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 31,
          1997, and incorporated herein by reference.                      --

 Exhibit
   No.                               Document                              Page
 -------                             --------                              ----
 10.30   Replacement Promissory Note (April 30, 1996) and Pledge
          Agreement for Mr. Schall, attached as Exhibit 10.5 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1997, and incorporated herein by reference.            --

 10.31   Promissory Note (December 31, 1996) and Pledge Agreement for
          Mr. Schall, attached as Exhibit 10.6 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 31,
          1997, and incorporated herein by reference.                      --

 10.32   First Amended and Restated Agreement of Limited Partnership of
          Western- Highridge I Investors, effective as of May 13, 1997, attached as Exhibit 10.1 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1997, and
          incorporated herein by reference.                                --

 10.33   Registration Rights Agreement, effective as of May 13, 1997, by and between the Company and the limited partners of Western-
          Highridge I Investors, Irvington Square Associates, Western-
          Palo Alto II Investors, Western Riviera Investors, and
          Western-San Jose III Investors, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter
          ended June 30, 1997, and incorporated herein by reference.       --

 10.34   $100,000,000 Promissory Note between Essex Portfolio, L.P., and
          Essex Morgan Funding Corporation, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by
          reference.                                                       --

 12.1    Schedule of Computation of Ratio of Earnings to Fixed Charges
          and Preferred Stock Dividends.                                   --

 21.1    List of Subsidiaries of Essex Property Trust, Inc.                --

 23.1    Consent of Independent Public Accountants.                        --

 27.1    Article 5 Financial Data Schedule (Edgar Filing Only)             --

--------
(1) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form10-K for the year ended December 31, 1998.

*  Management contract or compensatory plan or agreement.