Form 10-Q
period 2000-03-31
ESSEX PROPERTY TRUST INC
filed 2000-05-12
CIK 920522

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   No ___
                        ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                      18,095,786 shares of Common Stock
                              as of May 10, 2000

                               TABLE OF CONTENTS
                                   FORM 10-Q


                    Part I                                              Page No.
                                                                        --------
Item 1    Financial Statements (Unaudited)                                   3

          Consolidated Balance Sheets
          as of March 31, 2000 and December 31, 1999                         4

          Consolidated Statements of Operations
          for the three months ended March 31, 2000 and 1999                 5

          Consolidated Statements of Stockholders' Equity
          for the three months ended March 31, 2000
          and the year ended December 31, 1999                               6

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2000 and 1999                 7

          Notes to Consolidated Financial Statements                         8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               12

Item 3    Quantitative and Qualitative Disclosure About Market Risk         17

                                    Part II

Item 6    Exhibits and Reports on Form 8-K                                  19

          Signatures                                                        20

Part I    Financial Information
------    ---------------------


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

                          ESSEX PROPERTY TRUST, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                              March 31,         December 31,
                                                                2000                 1999
                                                             ----------         ------------
                           Assets
                           ------
Real estate:
    Rental properties:
      Land and land improvements                             $  241,643         $  234,497
      Buildings and improvements                                728,508            694,579
                                                             ----------         ----------
                                                                970,151            929,076
      Less accumulated depreciation                             (95,404)           (96,605)
                                                             ----------         ----------
                                                                874,747            832,471
    Investments                                                  49,037             47,992
    Real estate under development                                59,410            120,414
                                                             ----------         ----------
                                                                983,194          1,000,877

Cash and cash equivalents-unrestricted                           23,086             12,348
Cash and cash equivalents-restricted                             18,082             17,216
Notes and other related party receivables                        14,781             13,654
Notes and other receivables                                       7,796              9,001
Prepaid expenses and other assets                                 3,966              3,495
Deferred charges, net                                             5,457              5,722
                                                             ----------         ----------
                                                             $1,056,362         $1,062,313
                                                             ==========         ==========

            Liabilities and Stockholders' Equity
            ------------------------------------

Mortgage notes payable                                       $  372,917         $  373,608
Line of credit                                                        -             10,500
Accounts payable and accrued liabilities                         29,583             28,379
Dividends payable                                                13,228             13,248
Other liabilities                                                 5,625              5,594
Deferred gain                                                     5,002              5,002
                                                             ----------         ----------
                  Total liabilities                             426,355            436,331

Minority interests                                              238,551            238,289

Stockholders' equity:
    8.75% Convertible Preferred Stock, Series 1996A:
     $.0001 par value, 184,687 and 1,600,000
     authorized, 184,687 and 1,600,000 issued and
     outstanding                                                      1                  1
    Common stock, $.0001 par value, 656,497,491
     and 659,282,178 authorized, 18,095,537 and
     18,049,952 issued and outstanding                                2                  2
    Cumulative redeemable preferred stock;
     $.0001 par value, no shares issued and
     outstanding:
    7.875% Series B 2,000,000 shares authorized                       -                  -
    9.125% Series C 500,000 shares authorized                         -                  -
    9.30% Series D 2,000,000 shares authorized                        -                  -
    9.25% Series E 2,200,000 shares authorized                        -                  -
    Excess stock, $.0001 par value, 330,000,000
     shares authorized and no shares                                  -                  -
     issued and outstanding
    Additional paid-in capital                                  426,169            425,089
    Distributions in excess of accumulated earnings             (34,716)           (37,399)
                                                             ----------         ----------
                  Total stockholders' equity                    391,456            387,693
                                                             ----------         ----------
                                                             $1,056,362         $1,062,313
                                                             ==========         ==========

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                 Three months ended
                                                           -----------------------------
                                                            March 31,         March 31,
                                                              2000               1999
                                                           -----------       -----------
Revenues:
    Rental                                                 $    36,846       $    31,902
    Other property                                                 954               696
                                                           -----------       -----------
       Total property                                           37,800            32,598
    Interest and other                                           1,736             1,292
                                                           -----------       -----------
       Total revenues                                           39,536            33,890
                                                           -----------       -----------

Expenses:
    Property operating expenses
       Maintenance and repairs                                   2,151             2,095
       Real estate taxes                                         2,598             2,517
       Utilities                                                 2,056             1,995
       Administrative                                            3,332             2,743
       Advertising                                                 497               509
       Insurance                                                   221               221
       Depreciation and amortization                             6,667             6,045
                                                           -----------       -----------
                                                                17,522            16,125
                                                           -----------       -----------
    Interest                                                     5,808             4,934
    Amortization of deferred financing costs                       159               130
    General and administrative                                   1,125             1,011
                                                           -----------       -----------
       Total expenses                                           24,614            22,200
                                                           -----------       -----------
       Income before gain on the sales of real estate
        and minority interests                                  14,922            11,690
    Gain on the sales of real estate                             4,022                 0
                                                           -----------       -----------
       Income before minority interests                         18,944            11,690
    Minority interests                                          (6,194)           (3,236)
                                                           -----------       -----------
       Net income                                               12,750             8,454
    Preferred stock dividends                                     (117)             (831)
                                                           -----------       -----------
       Net income available to common stockholders         $    12,633       $     7,623
                                                           ===========       ===========

Per share data:
    Basic:
       Net income                                          $      0.70       $      0.46
                                                           ===========       ===========
       Weighted average number of shares
        outstanding during the period                       18,067,694        16,735,640
                                                           ===========       ===========
    Diluted:

       Net income                                          $      0.69       $      0.45
                                                           ===========       ===========
       Weighted average number of shares
        outstanding during the period                       18,499,759        16,888,989
                                                           ===========       ===========
    Dividend per share                                     $      0.55       $      0.50
                                                           ===========       ===========

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                Consolidated Statements of Stockholders' Equity
               for the three months ended March 31, 2000 and the
                         year ended December 31, 1999
                                  (Unaudited)
                       (Dollars and shares in thousands)


                                                                                                       Distributions
                                                                                          Additional    in excess of
                                           Preferred stock              Common stock       paid - in     accumulated
                                        ----------------------    ----------------------
                                          Shares      Amount         Shares      Amount     capital       earnings         Total
                                        ---------   ----------    ----------    --------   ----------   ------------    ----------
Balances at December 31, 1998               1,600     $      1        16,641     $     2   $  431,278    $   (41,481)    $ 389,800

Shares issued from conversion
     of Convertible Preferred Stock        (1,415)           -         1,618           -            -              -             -
Shares purchased by Operating
     Partnership                                -            -          (262)          -       (7,119)             -        (7,119)
Net proceeds from options exercised             -            -            53           -          930              -           930
Net income                                      -            -             -           -            -         43,564        43,564
Dividends declared                              -            -             -           -            -        (39,482)      (39,482)
                                        ---------   ----------    ----------    --------   ----------   ------------    ----------
Balances at December 31, 1999                 185            1        18,050           2      425,089        (37,399)      387,693

Net proceeds from options exercised             -            -            46           -        1,080              -         1,080
Net income                                      -            -             -           -            -         12,750        12,750
Dividends declared                              -            -             -           -            -        (10,067)      (10,067)
                                        ---------   ----------    ----------    --------   ----------   ------------    ----------
Balances at March 31, 2000                    185     $      1        18,096     $     2   $  426,169    $   (34,716)    $ 391,456
                                        =========   ==========    ==========    ========   ==========   ============    ==========

   See accompanying notes to the consolidated unaudited financial statements

                          ESSEX PROPERTY TRUST, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                Three months ended
                                                                        -----------------------------------
                                                                           March 31,            March 31,
                                                                              2000                 1999
                                                                        --------------       --------------
Net cash provided by operating activities:                              $       22,032       $       18,862
                                                                        --------------       --------------
Cash flows from investing activities:
    Additions to real estate                                                    (5,548)              (4,874)
    Proceeds received from the disposition of real estate                       31,302                    0
    Decrease (Increase) in restricted cash                                        (866)                 283
    Additions to related party notes and other receivables                      (2,000)                (967)
    Repayment of related party notes and other receivables                       2,036                  477
    Additions to real estate under development                                  (9,526)             (24,834)
    Net (contribution to) / distributions from investments
     in corporations and limited partnerships                                     (605)                 327
                                                                        --------------       --------------
       Net cash provided by (used in) investing activities                      14,793              (29,588)
                                                                        --------------       --------------
Cash flows from financing activities:
    Proceeds from mortgage and other notes payable
    and lines of credit                                                         17,000               53,000
    Repayment of mortgage and other notes payable
    and lines of credit                                                        (28,191)             (29,737)
    Additions to deferred charges                                                    -                 (337)
    Net proceeds from stock options exercised and shares
     issued through dividend reinvestment plan                                   1,080                   39
    Distributions to minority interest/partners                                 (5,768)              (3,026)
    Redemption of operating partnership units                                     (164)                (200)
    Dividends paid                                                             (10,044)              (9,316)
                                                                        --------------       --------------
      Net cash (used in) provided by financing activities                      (26,087)              10,423
                                                                        --------------       --------------
Net increase (decrease) in cash and cash equivalents                            10,738                 (303)
Cash and cash equivalents at beginning of period                                12,348                2,548
                                                                        --------------       --------------
Cash and cash equivalents at end of period                              $       23,086       $        2,245
                                                                        ==============      ===============
Supplemental disclosure of cash flow information:
    Cash paid for interest, net of $656 and
       $1,179 capitalized                                               $        5,208       $        3,446
                                                                        ==============       ==============
Supplemental disclosure of non-cash investing and
   financing activities:
    Real estate under development transferred to
       rental properties                                                $       70,530       $            -
                                                                        ==============       ==============

    See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


(1)  Organization and Basis of Presentation
     --------------------------------------

     The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The unaudited consolidated financial statements for the three months ended March 31, 2000 and 1999 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.7%, 89.7% and 90.0% general partnership interest as of March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

     As of March 31, 2000, the Company operates and has ownership interests in 69 multifamily properties (containing 15,442 units) and four commercial properties (with approximately 250,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Significant Transactions
     ------------------------

     (A)  Disposition Activities
     ---------------------------

     On March 6, 2000, the Company sold the buildings and a leasehold interest in Vista Pointe, a 286 unit apartment community, located in Anaheim, California for $15,300. The land lease entitles the Company to receive a fixed land lease payment over the 34-year term, and an interest in future appreciation of the Vista Pointe property. In connection with the sale, the Company is obligated to loan at 9% up to $1,000 for property specific improvements. The Company's interest in the land is subordinated to a loan obtained by the buyer in connection with the purchase of the property. The Company may be required to sell the land after six years as specified in the buyout provisions of the agreement. There was a $4,013 gain recognized on the sale.

     On March 29, 2000, the Company sold Station Park Apartments, a 106 unit apartment community located in Walnut Creek, California for $15,800. This apartment was previously reported as a development community and reached stabilized operations in February 2000. There was a $9 gain recognized on the sale.

     (B)  Development Activities
     ---------------------------

     Development communities are defined by the Company as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At March 31, 2000, the Company had five development communities, with an aggregate of 1,176 multifamily units. During the first quarter of 2000, the Company reached

                  Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     stabilized operations at three multifamily communities containing 540 units that were previously reported as development communities. The three projects which were previously reported as development projects and have achieved stabilized operations are Bel Air, Fountain Court and Station Park Apartments. In connection with the properties currently under development, the Company has directly, or in some cases through its joint ventures, entered into contractual construction related commitments with unrelated third parties. As of March 31, 2000, the Company is committed to fund approximately $63,400 under these commitments.

     Bel Air apartments is a 348 unit existing apartment community previously referred to as the Shores in San Ramon, California which was acquired by the Company in December 1995. Including 114 newly constructed units, the total number of units for this community is 462 units. The property is wholly owned by the Company. The total investment related to the 114 unit expansion of approximately $18,200 is included in rental properties in the accompanying consolidated balance sheets at March 31, 2000.

     Fountain Court Apartments is a 320 unit apartment community located in downtown Seattle, Washington. The Company has a 51% ownership interest in the property. The total investment of approximately $36,800 is included in rental properties in the accompanying consolidated balance sheets at March 31, 2000.

     Station Park Apartments is a 106 unit apartment community located in Walnut Creek, California. This property was sold during the first quarter of 2000 as noted under disposition activities.

     (C)  Redevelopment Activities
     -----------------------------

     Redevelopment communities are defined by the Company as existing properties owned or recently acquired which have been targeted for investment by the Company with the expectation of increasing financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and as a result, may have less than stabilized operations. At March 31, 2000, the Company had eight redevelopment communities in Southern California which contain an aggregate of 2,054 units with a total projected investment of $33,860.

     (3)   Related Party Transactions
     --------------------------------

     All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC") are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 2000 and 1999 totaled $233 and $102, respectively. The expenses are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Other income includes interest income of $122 and $86 for the three months ended March 31, 2000 and 1999. This interest income was earned principally on the notes receivable from related party partnerships in which the Company owns an ownership interest. Other income also includes management fee income and investment income earned from its related party partnerships in which the Company owns an ownership interest of $474 and $344 for the three months ended March 31, 2000 and 1999.

     During the quarter ended March 31, 2000, the Company paid brokerage commissions totaling $289 to M&M on the sales of real estate. The commission is reflected as a reduction of the gain on sales

                  Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     of real estate in the accompanying consolidated statements of operations. The Chairman of M&M is the Chairman of the Company.

     Notes and other related party receivables as of March 31, 2000 and December
     31, 1999 consist   of the following:

                                                                            March 31,     December 31,
                                                                            ---------     ------------
Notes receivable from Joint Ventures:                                          2000              1999
                                                                               ----              ----
         Note receivable from Highridge Apartments
         secured, bearing interest at 9.4%, due March 2008
                                                                              $  1,047          $ 1,047
         Note receivable from Highridge Apartments, secured,
         bearing interest at 10%, due on demand                                  2,950            2,950

         Note receivable from Fidelity I and JSV, secured,
         bearing interest at 9.5-10%, due 2015                                     800              800

         Note receivable from Highridge,
         non-interest bearing, due on demand                                     3,988            3,624

         Note receivable from Las Hadas,
         non-interest bearing, due on demand                                     2,558            1,209

         Note receivable from Anchor Village,
         non-interest bearing, due on demand                                     1,334            1,282

         Other related party receivables:
         Loans to officers, bearing interest at 8%, due April 2006                 633              633

         Other related party receivables, substantially due on demand            1,481            2,109
                                                                              --------        ---------

                                                                              $ 14,791        $  13,654
                                                                              ========        =========

     Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4)  Forward Treasury Contracts
     --------------------------

     The Company has one forward treasury contract for an aggregate notional amount of $20,000, locking the 10 year treasury rate at 6.16%. This contract is to limit the interest rate exposure on identified future debt financing requirements relating to multifamily development projects. This contract will be settled no later than June 2000. If the contract were settled as of March 31, 2000, the Company would be entitled to receive approximately $105.

     During the first quarter of 2000, three of the four contracts that were held as of December 31, 1999, were sold. The Company received proceeds of approximately $920. It is anticipated that these proceeds will be reflected as a reduction in future project financing cost.

(5)  New Accounting Pronouncements
     -----------------------------

     In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS
     133), Accounting for Derivative Instruments and Hedging Activities. The Company will adopt SFAS 133 for interim

                  Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     periods beginning in 2001, the effective date of SFAS 133, as amended. Management believes that the adoption of these statements will not have a material impact on the Company's financial position or results of operations.

(6)  Segment Information
     -------------------

     The Company defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located: Northern California, Southern California, and the Pacific Northwest. Non-segment property revenues and net operating income included in the following schedule consists of revenue generated from the Company's commercial property. Excluded from segment revenues are interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                            Three months ended
                                                     March 31, 2000      March 31, 1999
     ----------------------------------------------------------------------------------
     Revenues
        Northern California                             $   12,636          $   11,288
        Southern California                                 15,773              12,509
        Pacific Northwest                                    9,391               8,116
                                                        ----------          ----------
           Total segment revenues                           37,800              31,913
     Non-segment property revenues                               -                 685
     Interest and other income                               1,736               1,292
                                                        ----------          ----------
           Total revenues                               $   39,536          $   33,890
                                                        ==========          ==========

     Net operating income:
        Northern California                             $    9,880          $    8,562
        Southern California                                 10,716               8,332
        Pacific Northwest                                    6,393               5,376
                                                        ----------          ----------
           Total segment net operating income               26,989              22,270
     Non-segment net operating income                          (44)                248
     Interest and other income                               1,736               1,292
     Depreciation and amortization                          (6,667)             (6,045)
     Interest                                               (5,808)             (4,934)
     Amortization of deferred financing costs                 (159)               (130)
     General and administrative                             (1,125)             (1,011)
                                                        ----------          ----------
           Income before gain on the sales of real
             estate and minority interests              $   14,922          $   11,690
                                                        ==========          ==========

                                                      March 31, 2000   December 31, 1999
     -----------------------------------------------------------------------------------
     Assets:
        Northern California                             $  233,528          $  216,946
        Southern California                                405,550             415,374
        Pacific Northwest                                  230,539             195,011
                                                        ----------          ----------
           Total segment net real estate assets            869,617             827,331
     Non-segment net real estate assets                      5,130               5,140
                                                        ----------          ----------
           Net real estate assets                          874,747             832,471
     Non-segment assets                                    181,615             229,842
                                                        ----------          ----------
           Total assets                                 $1,056,362          $1,062,313
                                                        ==========          ==========

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three months ended March 31, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2000, December 31, 1999 and March 31, 1999, owned an 89.7%, 89.7% and 90.0% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2000, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 98% of its property revenues for the three months ended March 31, 2000 and 1999. The Company's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Company's portfolio has exceeded 95% for the last five years.

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

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 58 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the IPO, 11 are located in Northern California, 29 are located in Southern California, 18 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 11,954 multifamily units with total capitalized acquisition costs of approximately $950.7 million. Additionally since its IPO, the Company has developed and has ownership interests in six multifamily development properties that have reached stabilized operations. These development properties consist of 1,220 units with total capitalized development costs of $131.7 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, 12 multifamily residential properties (seven in Northern California, four in Southern California and one in the Pacific Northwest) consisting of a total of 1,748 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $190.7 million resulting in total net realized gains of approximately $32.2 million and a deferred gain of $5.0 million.

The Company is developing five multifamily residential communities, with an aggregate of 1,176 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $91,300,000. As of March 31, 2000, the Company's remaining development commitment is approximately $63,400,000.

Results of Operations

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended
-----------------------------------------------------------------------------
March 31,1999.
--------------

Average financial occupancy rates of the Company's multifamily Same Store Properties (properties owned by the Company for each of the three months ended March 31, 2000 and 1999) increased to 96.4% for the three months ended March 31, 2000 from 95.7%, for the three months ended March 31, 1999. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the three months ended March 31, 2000 and 1999 are as follows:

                               March 31,        March 31,
                                 2000             1999
                                 ----             ----

     Northern California         97.8%            96.2%
     Southern California         96.3%            96.7%
     Pacific Northwest           94.6%            94.1%

Total Revenues increased by $5,646,000 or 16.7% to $39,536,000 in the first quarter of 2000 from $33,890,000 in the first quarter of 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                          Three Months Ended
                                             Number of          March 31,          Dollar        Percentage
                                                                ---------
                                            Properties      2000        1999       Change          Change
                                            ----------      ----        ----       ------          ------
Revenues
   Property revenues Same
   Store Properties
      Northern California                       12        $10,529      $ 9,665     $  864           8.9%
      Southern California                       13          9,360        8,702        658           7.7
      Pacific Northwest                         19          8,409        8,116        293           3.6
                                                --        -------      -------     ------          ----
            Quarterly Same Store
              Properties                        44         28,298       26,483      1,815           6.9
                                                ==
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1998                        9,502        6,115      3,387          55.4
                                                          -------      -------     ------        ------
          Total property revenues                          37,800       32,598      5,202          16.0
                                                          -------      -------     ------        ------

Interest and other income                                   1,736        1,292        444          34.4
                                                          -------      -------     ------        ------
          Total revenues                                  $39,536      $33,890     $5,646          16.7%
                                                          =======      =======     ======        ======

As set forth in the above table, $3,387,000 of the $5,646,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1998, redevelopment communities and development communities. During this period, the Company acquired six multifamily properties and reached stabilized operations at five development communities (the "Acquisition Properties"), and disposed of six multifamily properties, and one commercial property (the "Disposition Properties").

Of the increase in total revenues, $1,815,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 6.9% to $28,298,000 in the first quarter of 2000 from $26,483,000 in the first quarter of 1999. The majority of this increase was attributable to the 12 multifamily Same Store Properties located in Northern California. The property revenues of the Same Store Properties in Northern California increased by $864,000 or 8.9% to $10,529,000 in the first quarter of 2000 from $9,665,000 in the first quarter of 1999. This $864,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 97.8% in the first quarter of 2000 from 96.2% in the first quarter of 1999. The 13 Same Store Properties located in Southern California accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of these properties increased by $658,000 or 7.7% to $9,360,000 in first quarter of 2000 from $8,702,000 in the first quarter of 1999. The $658,000 increase is attributable to rental rate increases which were offset by a decrease in financial occupancy to 96.3% in the first quarter of 2000 from 96.7% in the third quarter of 1999. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of these properties increased by $293,000 or 3.6% to $8,409,000 in the first quarter of 2000 from $8,116,000 in the first quarter of 1999. The $293,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 94.6% in the first quarter of 2000 from 94.1% in the first quarter of 1999. The increase in total revenue also reflected an increase of $444,000 attributable to interest and other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Company's joint venture investments.

Total Expenses increased by $2,414,000 or approximately 10.9% to $24,614,000 in the first quarter of 2000 from $22,200,000 in the first quarter of 1999. Interest expense increased by $874,000 or 17.7% to $5,808,000 in the first quarter from $4,934,000 in the first quarter of 1999. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $775,000 or 7.7% to $10,855,000 in the first quarter of 2000 from $10,080,000 in the first quarter of 1999. Of such increase, $971,000 was attributable to the Acquisition Properties and the Disposition Properties. The aggregate property operating expense increase is less than the amount of such increase for the Acquisition and Disposition Properties due to a decrease in property operating expenses of the Same Store Properties.

General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $114,000 in the first quarter of 2000 from the amount for the first quarter of 1999. This increase is largely due to additional staffing requirements resulting from the growth of the Company.

Net income increased by $4,296,000 to $12,750,000 in the first quarter of 2000 from $8,454,000 in the first quarter of 1999. Net income for the first quarter of 2000 included a gain on the sales of real estate of $4,022,000. No gains on sale were recognized in the first quarter of 1999. The remainder of the increase is a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At March 31, 2000 the Company had $23,086,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company has a $100,000,000 unsecured line of credit. Outstanding balances under the line of credit bear interest at the bank's reference rate, or at the Company's option, 1.15% over the LIBOR rate. The line of credit matures in May 2000. At March 31, 2000 the Company had no balance outstanding on its line of credit. During the quarter ended March 31, 2000, the Company had outstanding balances which bore interest rates ranging from 7.0% to 8.0%. The Company intends to replace or renew this facility prior to its expiration with similar terms.

In addition to the unsecured line of credit, the Company had $372,917,000 of secured indebtedness at March 31, 2000. Such indebtedness consisted of $291,597,000 in fixed rate debt with interest rates varying from 6.4% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the first three months of 2000 ranging from 5.0% to 6.0% and maturity dates ranging from 2020 to 2026. The tax exempt variable rate demand bonds are capped at a maximum interest rates ranging from 7.1% to 7.3%. At March 31, 2000, the Company also had a variable rate construction loan outstanding which is secured by one of its development communities. This development community reached stabilized operations in March 2000. The construction loan, in the aggregate amount of $22,500,000 bears interest at LIBOR plus 2.0% and matures in June 2000.

The Company's unrestricted cash balance increased by $10,738,000 from $12,348,000 as of December 31, 1999 to $23,086,000 as of March 31, 2000. This
increase was primarily a result of $22,032,000 of net cash provided by operating activities and $14,793,000 of net cash provided by investing activities, which was offset by $26,087,000 of net cash used in financing activities. Of the $14,793,000 net cash provided by investing activities, $31,302,000 of proceeds were received from the disposition of real estate, as offset by

$5,548,000 of cash used to purchase and upgrade rental properties and $9,526,000 used to fund real estate under development. The $26,087,000 net cash used in financing activities was primarily a result of $28,191,000 of repayments of mortgage and other notes payable and lines of credit and $10,044,000 of dividends/distributions paid which was offset by $17,000,000 of proceeds from mortgage and other notes payable and lines of credit.

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

The Company is developing five multifamily residential communities, with an aggregate of 1,176 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $91,300,000. As of March 31, 2000, the Company's remaining commitment to fund the estimated cost to complete is approximately $63,400,000. The Company expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. During the first quarter of 2000, the Company reached stabilized occupancy at three communities that were previously reported as development communities.

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

Year 2000 Compliance

The date is now past January 1, 2000 and the Company has not experienced any immediate adverse impact from the transition to the year 2000. However, the Company cannot provide assurance that its vendors have not or will nor be affected in a manner that is not yet apparent. The Company uses software, computer technology and other services provided by third party vendors that may fail due to year 2000 issues. This failure may involve significant time and expense, and uncorrected problems could potentially harm the Company's operations. Therefore, the Company will continue to monitor its year 2000 compliance and the year 2000 compliance of its vendors.

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's presentation of Funds From Operations. The following table sets forth the Company's calculation of Funds from Operations for the three months ended March 31, 2000 and 1999.

                                           March 31, 2000   March 31, 1999
                                           ---------------  ---------------
Income before gain on the sales of
     real estate and minority interests       $14,922,000      $11,690,000
Adjustments:
          Depreciation and amortization         6,667,000        6,045,000
          Unconsolidated joint ventures         1,009,000          367,000

          Minority interests (1)               (4,726,000)      (2,363,000)
                                              -----------      -----------

          Funds from Operations               $17,872,000      $15,739,000
                                              ===========      ===========
     Weighted average number
         shares outstanding diluted (1)        20,578,898       20,496,718
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

31, 2000 as interest rates are consistent with yields currently available to the Company for similar instruments.


For Year Ended:                                2000     2001     2002     2003    2004   Thereafter     Total
Fixed rate debt (In thousands)
                                            $ 2,247   20,586   24,832   30,481   2,697      210,754      $291,597
Average interest rate                           7.1%     6.6%     6.6%     7.0%    7.0%         7.0%

Variable rate LIBOR debt (In thousands)
                                            $22,500        -        -        -       -       58,820(1)   $ 81,320
Average interest                                8.1%       -        -        -       -         5.50%

(1) Capped at interest rates ranging from 7.1% to 7.3%

The Company has one forward treasury contract for an aggregate notional amount of $20,000,000, locking the 10 year treasury rate at 6.16% which limits interest rate exposure on certain future debt financing and which will be settled in 2000. The fair value of this contract as of March 31, 2000 is approximately $105,000. Fair value represents the estimated payments that the Company would be entitled to receive if the contract were terminated at March 31, 2000.

The forward treasury contract represents the exposures that exist as of March 31, 2000. As firm commitments do not exist as of March 31, 2000, the information presented herein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that may arise during the period, the Company's hedging strategies at that time and interest rates.

Part II Other Information
------- -----------------

Item 6:   Exhibits and Reports on Form 8-K

          A.    Exhibits
                --------

          3.1 Certificate of Correction to Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock

          3.2 Certificate of Amendment of the Bylaws of Essex Property Trust, Inc. dated February 14, 2000

          27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)


          B.    Reports on Form 8-K
                -------------------

          None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ESSEX PROPERTY TRUST, INC.


                                /S/ MARK J. MIKL
                                ----------------
                                Mark J. Mikl, Vice President and Controller
                                (Authorized Officer and
                                Principal Accounting Officer)


                                May 10, 2000
                                --------------
                                Date