Form 10-Q
period 2000-06-30
ESSEX PROPERTY TRUST INC
filed 2000-08-14
CIK 920522

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:
                      18,366,587 shares of Common Stock
                            as of August 11, 2000

                               TABLE OF CONTENTS
                                   FORM 10-Q

                                                                   Page No.
                                                                   --------
                          Part I

Item 1    Financial Statements (Unaudited)                            3

          Consolidated Balance Sheets
          as of June 30, 2000 and December 31, 1999                   4

          Consolidated Statements of Operations
          for the three months ended June 30, 2000 and 1999           5

          Consolidated Statements of Operations
          For the six months ended June 30, 2000 and 1999             6

          Consolidated Statements of Stockholders' Equity
          for the six months ended June 30, 2000
          and the year ended December 31, 1999                        7

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 2000 and 1999             8

          Notes to Consolidated Financial Statements                  9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        15

Item 3    Quantitative and Qualitative Disclosure About Market Risk  22


                          Part II

Item 2    Changes in Securities and Use of Proceeds                  23

Item 4    Submission of Matters to a Vote of Security Holders        23

Item 6    Exhibits and Reports on Form 8-K                           24

          Signatures                                                 25

Part I    Financial Information
------    ---------------------

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

                          ESSEX PROPERTY TRUST, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                                    June 30,           December 31,
                                                                                      2000                 1999
                                                                                   ----------           ----------
                                Assets
Real estate:
     Rental properties:
          Land and land improvements                                               $  269,821           $  234,497
          Buildings and improvements                                                  816,079              694,579
                                                                                   ----------           ----------
                                                                                    1,085,900              929,076
          Less accumulated depreciation                                              (102,350)             (96,605)
                                                                                   ----------           ----------
                                                                                      983,550              832,471
     Investments                                                                       51,161               47,992
     Real estate under development                                                     32,319              120,414
                                                                                   ----------           ----------
                                                                                    1,067,030            1,000,877
Cash and cash equivalents-unrestricted                                                  5,237               12,348
Cash and cash equivalents-restricted                                                   17,092               17,216
Notes and other related party receivables                                              46,681               13,654
Notes and other receivables                                                             6,073                9,001
Prepaid expenses and other assets                                                       4,513                3,495
Deferred charges, net                                                                   6,250                5,722
                                                                                   ----------           ----------
                                                                                   $1,152,876           $1,062,313
                                                                                   ==========           ==========
          Liabilities and Stockholders' Equity
Mortgage notes payable                                                             $  403,486           $  373,608
Line of credit                                                                         71,596               10,500
Accounts payable and accrued liabilities                                               22,007               28,379
Dividends payable                                                                      14,503               13,248
Other liabilities                                                                       6,242                5,594
Deferred gain                                                                           5,002                5,002
                                                                                   ----------           ----------
          Total liabilities                                                           522,836              436,331
Minority interests                                                                    238,710              238,289

Stockholders' equity:
     8.75% Convertible Preferred Stock, Series 1996A: $.0001 par
      value, 184,687 and 1,600,000 authorized, 184,687 and
      1,600,000 issued and outstanding                                                      1                    1
     Common stock, $.0001 par value, 656,497,491 and 656,497,491
      authorized, 18,130,317 and 18,049,952 issued and outstanding                          2                    2
     Cumulative redeemable preferred stock; $.0001 par value, no shares issued and outstanding:
     7.875% Series B 2,000,000 shares authorized                                            -                    -
     9.125% Series C 500,000 shares authorized                                              -                    -
     9.30% Series D 2,000,000 shares authorized                                             -                    -
     9.25% Series E 2,200,000 shares authorized                                             -                    -
     Excess stock, $.0001 par value, 330,000,000 shares authorized
      and no shares issued and outstanding                                                  -                    -
     Additional paid-in capital                                                       426,946              425,089
     Distributions in excess of accumulated earnings                                  (35,619)             (37,399)
                                                                                   ----------           ----------
          Total stockholders' equity                                                  391,330              387,693
                                                                                   ----------           ----------
                                                                                   $1,152,876           $1,062,313
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

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                 Three months ended
                                                            ----------------------------
                                                             June 30,          June 30,
                                                               2000              1999
                                                            ----------        ----------
Revenues:
     Rental                                                 $   39,056        $   33,074
     Other property                                              1,151               789
                                                            ----------        ----------
          Total property                                        40,207            33,863
     Interest and other                                          2,205             1,035
                                                            ----------        ----------
          Total revenues                                        42,412            34,898
                                                            ----------        ----------
Expenses:
     Property operating expenses
          Maintenance and repairs                                2,413             2,292
          Real estate taxes                                      2,863             2,443
          Utilities                                              1,967             2,013
          Administrative                                         3,440             2,356
          Advertising                                              515               492
          Insurance                                                249               221
          Depreciation and amortization                          6,950             6,247
                                                            ----------        ----------
                                                                18,397            16,064
                                                            ----------        ----------
     Interest                                                    6,467             5,250
     Amortization of deferred financing costs                      160               138
     General and administrative                                  1,170             1,111
                                                            ----------        ----------
          Total expenses                                        26,194            22,563
                                                            ----------        ----------
          Income before gain on the sales of real estate,
            minority interests and extraordinary item           16,218            12,335
     Gain on the sales of real estate                                -                 -
                                                            ----------        ----------
          Income before minority interests
            and extraordinary item                              16,218            12,335

     Minority interests                                         (5,945)           (3,369)
                                                            ----------        ----------
          Income before extraordinary item                      10,273             8,966
     Extraordinary item:
          Loss on early extinguishment of debt                       -               (90)
                                                            ----------        ----------
          Net income                                            10,273             8,876
     Preferred stock dividends                                    (129)             (236)
                                                            ----------        ----------
          Net income available to common stockholders       $   10,144        $    8,640
                                                            ==========        ==========
Per share data:
     Basic:
          Income before extraordinary item                  $     0.56        $     0.51
          Extraordinary item - debt extinguishment                   -             (0.01)
                                                            ----------        ----------
          Net income                                        $     0.56        $     0.50
                                                            ==========        ==========
          Weighted average number of shares
            outstanding during the period                   18,109,641        17,238,910
                                                            ==========        ==========
     Diluted:
          Income before extraordinary item                  $     0.55        $     0.49
          Extraordinary item - debt extinguishment                   -                 -
                                                            ----------        ----------
          Net income                                        $     0.55        $     0.49
                                                            ==========        ==========
          Weighted average number of shares
            outstanding during the period                   18,617,756        18,447,710
                                                            ==========        ==========
     Dividend per share                                     $     0.61        $     0.55
                                                            ==========        ==========

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                    Six months ended
                                                             ----------------------------
                                                                June 30,         June 30,
                                                                 2000             1999
                                                             ----------        ----------
Revenues:
     Rental                                                  $   75,902        $   64,976
     Other property                                               2,105             1,485
                                                             ----------        ----------
          Total property                                         78,007            66,461
     Interest and other                                           3,941             2,328
                                                             ----------        ----------
          Total revenues                                         81,948            68,789
                                                             ----------        ----------
Expenses:
     Property operating expenses
          Maintenance and repairs                                 4,564             4,386
          Real estate taxes                                       5,461             4,960
          Utilities                                               4,024             4,008
          Administrative                                          6,772             5,099
          Advertising                                             1,011             1,001
          Insurance                                                 470               443
          Depreciation and amortization                          13,617            12,292
                                                             ----------        ----------
                                                                 35,919            32,189
                                                             ----------        ----------
     Interest                                                    12,275            10,184
     Amortization of deferred financing costs                       319               268

     General and administrative                                   2,295             2,122
                                                             ----------        ----------
          Total expenses                                         50,808            44,763
                                                             ----------        ----------
          Income before gain on the sales of real estate,
            minority interests and extraordinary item            31,140            24,026
     Gain on the sales of real estate                             4,022                 -
                                                             ----------        ----------
          Income before minority interests and extraordinary
            item                                                 35,162            24,026
     Minority interests                                         (12,139)           (6,607)
                                                             ----------        ----------
          Income before extraordinary item                       23,023            17,419
     Extraordinary item:
          Loss on early extinguishment of debt                        -               (90)
                                                             ----------        ----------
          Net income                                             23,023            17,329
     Preferred stock dividends                                     (246)           (1,067)
                                                             ----------        ----------
          Net income available to common stockholders        $   22,777        $   16,262
                                                             ==========        ==========
Per share data:
     Basic:
          Income before extraordinary item                   $     1.26        $     0.96
          Extraordinary item - debt extinguishment                    -             (0.01)
                                                             ----------        ----------
          Net income                                         $     1.26        $     0.95
                                                             ==========        ==========
          Weighted average number of shares
            outstanding during the period                    18,088,667        16,988,665
                                                             ==========        ==========
     Diluted:
          Income before extraordinary item                   $     1.24        $     0.94
          Extraordinary item - debt extinguishment                    -                 -
                                                             ----------        ----------
          Net income                                         $     1.24        $     0.94
                                                             ==========        ==========
          Weighted average number of shares
            outstanding during the period                    18,556,332        18,527,629
                                                             ==========        ==========
     Dividend per share                                      $     1.16        $     1.05
                                                             ==========        ==========

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                Consolidated Statements of Stockholders' Equity
                for the six months ended June 30, 2000 and the
                         year ended December 31, 1999
                                  (Unaudited)
                       (Dollars and shares in thousands)

                                                                                                             Distributions
                                            Preferred stock              Common  stock         Additional     in excess of
                                        -----------------------     ----------------------     paid - in      accumulated
                                          Shares       Amount         Shares       Amount        capital       earnings      Total
                                        ----------   ----------     ---------   ----------   -------------   ------------- ---------
Balances at December 31, 1998              1,600     $       1        16,641     $       2    $  431,278      $ (41,481)   $389,800

Shares issued from conversion
  of Convertible Preferred Stock          (1,415)          -           1,618           -              -              -           -
Shares purchased by Operating
  Partnership                                 -            -            (262)          -          (7,119)            -       (7,119)

Net proceeds from options exercised           -            -              53           -             930             -          930
Net income                                    -            -              -            -              -          43,564      43,564
Dividends declared                            -            -              -            -              -         (39,482)    (39,482)
                                        ----------   ----------     ---------   ----------   -------------   ------------- ---------
Balances at December 31, 1999                185             1        18,050             2       425,089        (37,399)    387,693

Net proceeds from options exercised           -                           80                       1,857             -        1,857
Net income                                    -             -             -            -              -          23,023      23,023
Dividends declared                            -             -             -            -              -         (21,243)    (21,243)
                                        ----------   ----------     ---------   ----------   -------------   ------------- ---------
Balances at June 30, 2000                    185     $       1        18,130     $       2    $  426,946     $  (35,619)   $391,330
                                        ==========   ==========     =========   ==========   =============   ============= =========

   See accompanying notes to the consolidated unaudited financial statements

                          ESSEX PROPERTY TRUST, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (Dollars in thousands)

                                                                                         Six months ended
                                                                          -------------------------------------------
                                                                                June 30,                 June 30,
                                                                                  2000                     1999
                                                                          ------------------      -------------------
Net cash provided by operating activities:                                $          36,395        $          37,825
                                                                          ------------------      -------------------
 Cash flows from investing activities:
    Additions to real estate                                                        (29,677)                 (29,557)
    Proceeds received from the disposition of real estate                            31,302                        -
    Decrease (Increase) in restricted cash                                              124                   (1,069)
    Additions to related party notes and other receivables                          (36,135)                  (4,361)
    Repayment of related party notes and other receivables                            3,566                    8,493
    Additions to real estate under development                                      (16,888)                 (41,370)
    Net (contribution to) / distributions from investments
     in corporations and limited partnerships                                        (2,281)                     762
                                                                          ------------------      -------------------
       Net cash provided by investing activities                                    (49,989)                 (67,102)
                                                                          ------------------      -------------------
Cash flows from financing activities:
    Proceeds from mortgage and other notes payable
     and lines of credit                                                             88,596                  117,650
    Repayment of mortgage and other notes payable
     and lines of credit                                                            (51,522)                 (54,480)
    Additions to deferred charges                                                      (847)                    (934)
    Net proceeds from stock options exercised and shares
     issued through dividend reinvestment plan                                        1,857                      362
    Payment of offering related costs                                                     -                     (314)
    Shares purchased by Operating Partnership                                             -                   (6,991)
    Distributions to minority interest/partners                                     (11,449)                  (6,776)
    Redemption of operating partnership units                                          (164)                  (1,438)
    Dividends paid                                                                  (19,988)                 (18,555)
                                                                          ------------------      -------------------
       Net cash provided by financing activities                                      6,483                   28,524
                                                                          ------------------      -------------------
Net (decrease) in cash and cash equivalents                                          (7,111)                    (753)
Cash and cash equivalents at beginning of period                                     12,348                    2,548
                                                                          ------------------      -------------------
Cash and cash equivalents at end of period                                $           5,237        $           1,795
                                                                          ==================      ===================
Supplemental disclosure of cash flow information:
    Cash paid for interest, net of $1,356 and
      $2,682 capitalized                                                  $          10,899        $           7,193
                                                                          ==================      ===================
Supplemental disclosure of non-cash investing and
  financing activities:

    Real estate under development transferred to
      rental properties                                                   $          89,483        $               -
                                                                          ==================      ===================
    Mortgage note payable assumed in connection
      with the purchase of real estate                                    $          53,900        $          15,800
                                                                          ==================      ===================
    Contribution of Operating Partnership Units in
      connection with the purchase of real estate                         $           2,365        $           7,469
                                                                          ==================      ===================

    See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


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

    The unaudited consolidated financial statements for the three and six months ended June 30, 2000 and 1999 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.5%, 89.7% and 89.6% general partnership interest as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

    As of June 30, 2000, the Company operates and has ownership interests in 75 multifamily properties (containing 16,431 units) and four commercial properties (with approximately 250,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)   Significant Transactions
      ------------------------

    (A)  Acquisition Activities
    ---------------------------

    On April 14, 2000 the Company purchased The Carlyle, a 132-unit apartment community located in San Jose, California, for a contract price of $18,500. The Company assumed a $18,224 variable rate construction loan in connection with this transaction. On June 14, 2000 the Company purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35,000. The Company assumed a $31,386 variable rate construction loan in connection with this transaction. The interest rate on both variable rate loans are LIBOR plus 1.75% and they mature October 2000. A portion of the amount paid for The Carlyle and Waterford Place was funded through the issuance of units of limited partnership interest ("Units") in the Operating Partnership. Any time after one year from the date of issuance of the Units, the holders of the Units can require the Operating Partnership to redeem the Units for cash, or at the Company's option, an aggregate of 5,000 and 54,291 shares of the Company's common stock to the
    sellers of The Carlyle and Waterford Place, respectively.   The contract
    prices noted above do not include contingent payments to be paid by the Company and to be determined within eighteen months from the acquisition date. The additional payment will be an amount which provides the Company with a targeted range of approximately 8.5-8.7% yield on the property.

    On May 2, 2000 the Company purchased Mariners Place, a 105-unit apartment community located in Oxnard, California, for a contract price of $7,600. The Company assumed a $4,300, 7.28% fixed rate, secured loan which matures in April 2009.

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


    On June 14, 2000 the Company purchased Linden Square, a 183-unit apartment community located in Seattle, Washington, for a contract price of $15,500.

    (B)  Development Activities
    ---------------------------

    The Company defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At June 30, 2000, the Company has ownership interests in four development communities, with an aggregate of 944 multifamily units. During the second quarter of 2000, the Company reached stabilized operations at three multifamily communities containing an aggregate of 558 units that were previously reported as development communities: The Carlyle, Waterford Place, and Mirabella.
    Also, during the second quarter, the Company announced one new development community, Kelvin Avenue. In connection with the properties currently under development, the Company has directly, or in some cases through its joint ventures, entered into contractual construction related commitments with unrelated third parties. At June 30, 2000, the Company, together with its joint venture partners, is committed to fund approximately $100,200 under these commitments.

    The Carlyle is a 132-unit apartment community located in San Jose, California. Waterford Place is a 238-unit apartment community located in San Jose, California. A third party performed the development, management and leasing of the Carlyle and Waterford Place. The Company purchased these communities upon stabilization in accordance with the terms of the contract with the third party. The total investment of approximately $54,560 is included in rental properties in the accompanying consolidated balance sheets at June 30, 2000.

    Mirabella is a 188-unit apartment community located in Marina del Rey, California. The total investment of approximately $32,860 is included in rental properties in the accompanying consolidated balance sheets at June 30, 2000.

    Kelvin Avenue is a new development community. In June 2000, the Company purchased a vacant land parcel in Irvine, California for $3,800 on which it intends to construct a 138-unit apartment community. No commitments have been entered into with third parties regarding construction of this community as of June 30, 2000.

    (C)  Redevelopment Activities
    -----------------------------

    The Company defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At June 30, 2000, the Company has ownership interests in eight redevelopment communities in Southern California, which contain an aggregate of 2,054 units with a total projected investment of $34,768 and approximately $15,333 remaining cost to complete.

    (D)  Debt Transactions
    ----------------------

    On June 30, 2000 the Company repaid the $22,500 construction loan secured by Fountain Court, a 320-unit apartment community in Seattle, Washington, and purchased the 49% minority interest in the joint venture, both with proceeds from its line of credit.

    On May 19, 2000 the Company replaced its unsecured line of credit. The new line in the aggregate committed amount of $120,000 bears interest at a rate which uses a tiered rate structure tied to the

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


    Company corporate ratings, if any, and leverage rating (7.7% at June 30, 2000), and matures in May 2002 with option to extend for an additional year. The Company incurred costs of approximately $800 in connection with this transaction.

    (E) Investments
    ---------------

    In the second quarter of 2000, the Company invested in two joint venture partnerships. Each partnership acquired one multifamily property: Barkley Apartments, a 161 - unit apartment community located in Anaheim, California and Brookside Oaks, a 170 - unit apartment community located in Sunnyvale, California. Barkley Apartments and Brookside Oaks were acquired by the joint venture partnerships for a contract price of $10,700 and $23,300, respectively. In connection with these transactions, the partnerships which acquired these properties assumed a $5,513, 6.63% fixed rate loan secured by Barkley Apartments which matures in December 2008 and a $8,309, 8.5% fixed rate secured loan secured by Brookside Apartments which matures in May 2002. The Partnerships acquired these properties through the issuance of partnership interests that can later be exchanged for shares of the Company's Common Stock, or redeemed for cash. The Company's interests in these properties are accounted for under the equity method of accounting.

    On May 1, 2000 the Company made an 11.5% subordinated loan to Mountain Vista Apartments, LLC in the amount of $9,500 which matures in April 2004. The Company is obligated to advance an additional $5,000 related to the redevelopment of the property under the same terms as the original loan. Additionally, under the terms of the loan, the Company is entitled to 25% of profits in excess of an 11.5% return on the property. This transaction was entered into with an entity that is controlled by a member of the Company's Board of Directors, following approval of the independent board members.

    These second quarter 2000 acquisitions, development and redevelopment activities, debt repayments, and investments were funded through assumed loans and the issuance of Operating Partnership units as noted above, and the Company's line of credit.


(3)   Related Party Transactions
      --------------------------

    All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended June 30, 2000 and 1999 totaled $270 and $110, respectively and $503 and $212 for the six months ended June 30, 2000 and 1999, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

    Other income includes interest income of $827and $86 for the three months ended June 30, 2000 and 1999, respectively, and $1,471 and $172 for the six months ended June 30, 2000 and 1999, respectively. The majority of interest income was earned on the notes receivable from related party partnerships in which the Company has an ownership interest. Other income also includes management fee income and investment income from the Company's related party partnerships of $706 and $150 for the three months ended June 30, 2000 and 1999, respectively and $1,344 and $310 for the six months ended June 30, 2000 and 1999, respectively.

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


Notes and other related party receivables as of June 30, 2000 and December 31, 1999 consist of the following:

                                                                       June 30,            December 31,
                                                                         2000                  1999
                                                                       -------               -------
Notes receivable from Joint Ventures:
                                                                       -------               -------
     Note receivable from Highridge Apartments, secured,
     bearing interest at 9.4%, due March 2008                          $ 1,047               $ 1,047

     Note receivable from Highridge Apartments, secured,
     bearing interest at 10%, due on demand                              2,950                 2,950

     Note receivable from Fidelity 1, secured
     bearing interest at 9.0%, due on demand                            14,532                     -

     Note receivable from Fidelity I and JSV, secured,
     bearing interest at 9.5-10%, due 2015                                 800                   800

     Note receivable from Mountain Vista, secured,
     bearing interest at 11.5%, due 2004                                 9,540                     -

Receivables from Joint Ventures:

     Barkley, non-interest bearing, due on demand                        1,189                     -

     Highridge, non-interest bearing, due on demand                      4,337                 3,624

     Brookside Oaks, non-interest bearing, due on demand                 5,312                     -

     Las Hadas, non-interest bearing, due on demand                      1,209                 1,209

     Anchor Village, non-interest bearing, due on demand                 1,361                 1,282

Other related party receivables:

     Loans to officers, secured, bearing interest at 8%,
     due April 2006                                                        633                   633

     Other related party receivables, substantially due on demand        3,771                 2,109
                                                                       -------               -------

                                                                       $46,681               $13,654
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

(4)  Forward Treasury Contracts
     --------------------------

    During the second quarter of 2000 the Company sold its one remaining treasury contract that was originally obtained in connection with specific anticipated future acquisition and development financings. The Company received proceeds of approximately $464. It is anticipated that these proceeds will be reflected as a reduction in specific property future financing costs.

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

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


(6)  Segment Information
     -------------------

    The Company defines its reportable operating segments as the three geographical regions in which it's multifamily residential properties are located: Northern California, Southern California and the Pacific Northwest. Non-segment property revenues and net operating income included in the following schedule consists of revenue generated from the Company's commercial property. Excluded from segment revenues are interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                            Three months ended
                                                       June 30, 2000     June 30, 1999
                                                    -------------------  --------------
   Revenues
      Northern California                                      $13,555         $11,617
      Southern California                                       16,771          13,301
      Pacific Northwest                                          9,881           8,373
                                                               -------         -------
         Total segment revenues                                 40,207          33,291
   Non-segment property revenues                                     -             572
   Interest and other income                                     2,205           1,035
                                                               -------         -------
         Total revenues                                        $42,412         $34,898
                                                               =======         =======
   Net operating income:
      Northern California                                      $10,610           8,957
      Southern California                                       11,904           9,130
      Pacific Northwest                                          6,805           5,695
                                                               -------         -------
         Total segment net operating income                     29,319          23,782
   Non-segment net operating income                               (559)            264
   Interest and other income                                     2,205           1,035
   Depreciation and amortization                                (6,950)         (6,247)
   Interest                                                     (6,467)         (5,250)
   Amortization of deferred financing costs                       (160)           (138)
   General and administrative                                   (1,170)         (1,111)
                                                               -------         -------
         Income before gain on the sales of real
           estate, minority interests and
           extraordinary item                                  $16,218         $12,335
                                                               =======         =======

                                                          Six months ended
                                                    June 30, 2000   June 30, 1999
                                                    --------------  --------------

   Revenues
      Northern California                                $ 26,191        $ 22,905
      Southern California                                  32,544          25,810
      Pacific Northwest                                    19,272          16,489
                                                         --------        --------
         Total segment revenues                            78,007          65,204
   Non-segment property revenues                                -           1,257
   Interest and other income                                3,941           2,328
                                                         --------        --------
         Total revenues                                  $ 81,948        $ 68,789
                                                         ========        ========
   Net operating income:
      Northern California                                $ 20,456        $ 17,520
      Southern California                                  22,685          17,462
      Pacific Northwest                                    13,238          11,070
                                                         --------        --------
         Total segment net operating income                56,379          46,052
   Non-segment net operating income                          (674)            512
   Interest and other income                                3,941           2,328
   Depreciation and amortization                          (13,617)        (12,292)
   Interest                                               (12,275)        (10,184)
   Amortization of deferred financing costs                  (319)           (268)
   General and administrative                              (2,295)         (2,122)
                                                         --------        --------
         Income before gain on the sales of real
           estate, minority interests and
           extraordinary item                            $ 31,140        $ 24,026
                                                         ========        ========

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


(6)  Segment Information (continued)
     -------------------------------

                                                 June 30, 2000  December 31, 1999
                                                 -------------  -----------------
   Assets:
      Northern California                           $  288,124         $  216,946
      Southern California                              446,721            415,374
      Pacific Northwest                                243,551            195,011
                                                    ----------         ----------
         Total segment net real estate assets          978,396            827,331
   Non-segment net real estate assets                    5,154              5,140
                                                    ----------         ----------
         Net real estate assets                        983,550            832,471
   Non-segment assets                                  169,326            229,842
                                                    ----------         ----------
         Total assets                               $1,152,876         $1,062,313
                                                    ==========         ==========

(7)  Net Income Per Share
     --------------------

    Basic net income per share in the accompanying consolidated statements of operations is calculated for the three months ended June 30, 2000 and 1999, respectively, by dividing net income available to common stockholders of $10,144 and $8,640 by the weighted average shares outstanding during the period. The diluted weighted average shares outstanding is calculated by adding all dilutive shares to the basic weighted average shares outstanding. The Company's convertible preferred stock of 211,071 and 1,011,484 equivalent common shares and options of 297,044 and 197,316 were dilutive and were added to the basic weighted average shares outstanding for the three months ended June 30, 2000 and 1999, respectively.

    Basic net income per share in the accompanying consolidated statements of operations is calculated for the six months ended June 30, 2000 and 1999, respectively, by dividing net income available to common stockholders of $22,777 and $16,262 by the weighted average shares outstanding during the period. The diluted weighted average shares outstanding is calculated by adding all dilutive shares to the basic weighted average shares outstanding. The Company's convertible preferred stock of 211,071 and 1,371,362 equivalent common shares and options of 256,594 and 167,602 were dilutive and were added to the basic weighted average shares outstanding for the six months ended June 30, 2000 and 1999, respectively.

    Convertible limited partnership units are not included in the diluted weighted average shares outstanding for the three and six months ended June 30, 2000 and 1999 as they were anti-dilutive.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three and six months ended June 30, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2000, December 31, 1999 and June 30, 1999, owned an 89.5%, 89.7% and 89.6% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

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

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three and six months ended June 30, 2000 and 1999. The Company's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Company's portfolio has exceeded 95% for the last five years.

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

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 64 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the IPO, 15 are located in Northern California, 31 are located in Southern California, 17 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 12,875 multifamily units with total capitalized acquisition costs of approximately $1,062.5 million. Additionally since its IPO, the Company has developed and has ownership interests in nine multifamily development properties that have reached stabilized operations. These development properties consist of 1,778 units with total capitalized development costs of $221.4 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, 12 multifamily residential properties (seven in Northern California, four in Southern California and one in the Pacific Northwest) consisting of a total of 1,748 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $190.7 million resulting in total net realized gains of approximately $29.6 million and a deferred gain of $5.0 million.

The Company is developing four multifamily residential communities, with an aggregate of 944 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $162.0 million. As of June 30, 2000, together with its joint venture partners, the Company's remaining development commitment is approximately $100.2 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended
----------------------------------------------------------------------------
March 31,1999.
--------------

Average financial occupancy rates of the Company's multifamily Quarterly Same Store Properties (properties owned by the Company for each of the three months ended June 30, 2000 and 1999) increased to 97.2% for the three months ended June 30, 2000 from 96.5%, for the three months ended June 30, 1999. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended June 30, 2000 and 1999 are as follows:

                              June 30,   June 30,
                                2000       1999
                                ----       ----
     Northern California        98.3%      97.3%
     Southern California        96.4%      96.3%
     Pacific Northwest          96.7%      95.6%

Total Revenues increased by $7,514,000 or 21.5% to $42,412,000 in the second quarter of 2000 from $34,898,000 in the second quarter of 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                  Three Months Ended
                                                       June 30,
                                      Number of   -----------------  Dollar  Percentage
                                     Properties     2000      1999   Change    Change
                                     ----------   -------   -------  ------  ----------
Revenues
   Property revenues Quarterly
    Same Store Properties
      Northern California                    12   $10,932   $ 9,877  $1,055        10.7%
      Southern California                    13     9,453     8,813     640         7.3
      Pacific Northwest                      19     8,716     8,373     343         4.1
                                             --   -------   -------  ------  ----------
              Properties                     44    29,101    27,063   2,038         7.5
                                             ==
   Property revenues properties
     acquired/disposed of
     subsequent to March 31, 1999                  11,106     6,800   4,306        63.3
                                                  -------   -------  ------  ----------
          Total property revenues                  40,207    33,863   6,344        18.7
                                                  -------   -------  ------  ----------
Interest and other income                           2,205     1,035   1,170       113.0
                                                  -------   -------  ------  ----------
          Total revenues                          $42,412   $34,898  $7,514        21.5%
                                                  =======   =======  ======  ==========

As set forth in the above table, $4,306,000 of the $7,514,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to March 31, 1999, redevelopment communities and development communities and one commercial property. During this period, the Company acquired interests in fifteen multifamily properties and reached stabilized operations at eight development communities (the "Quarterly Acquisition Properties"), disposed of six multifamily properties, and one commercial property (the "Quarterly Disposition Properties").

Of the increase in total revenues, $2,038,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 7.5% to $29,101,000 in the second quarter of 2000 from $27,063,000 in the second quarter of 1999. The majority of this increase was attributable to the 12 Quarterly Same Store Properties located in Northern California. The property revenues of the Quarterly Same Store Properties in Northern California increased by $1,055,000 or 10.7% to $10,932,000 in the second quarter of 2000 from $9,877,000 in the second quarter of 1999. This $1,055,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 98.3% in the second quarter of 2000 from 97.3% in the second quarter of 1999. The 13 Quarterly Same Store Properties located in Southern California accounted for the next largest regional component of the Quarterly Same Store Property revenue increase. The property revenues of these properties increased by $640,000 or 7.3% to $9,453,000 in the second quarter of 2000 from $8,813,000 in the second quarter of 1999. The $640,000 increase is attributable to rental rate increases and an increase in financial occupancy to 96.4% in the second quarter of 2000 from 96.3% in the second quarter of 1999. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $343,000 or 4.1% to $8,716,000 in the second quarter of 2000 from $8,373,000 in the second quarter of 1999. The $343,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 96.7% in the second quarter of 2000 from 95.6% in the second quarter of 1999. The increase in total revenue also reflected an increase of $1,170,000 attributable to interest and other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Company's joint venture investments.

Total Expenses increased by $3,631,000 or approximately 16.1% to $26,194,000 in the second quarter of 2000 from $22,563,000 in the second quarter of 1999. Interest expense increased by $1,217,000 or 23.2% to $6,467,000 in the second quarter from $5,250,000 in the second quarter of 1999. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $1,630,000 or 16.6% to $11,447,000 in the second quarter of 2000 from

$9,817,000 in the second quarter of 1999. Of such increase, $1,522,000 was attributable to the Quarterly Acquisition Properties and the Disposition Properties.

General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $59,000 in the second quarter of 2000 from the amount for the second quarter of 1999. This increase is largely due to additional staffing requirements resulting from the growth of the Company as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income increased by $1,397,000 to $10,273,000 in the second quarter of 2000 from $8,876,000 in the second quarter of 1999. This increase is a result of the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Results of Operations

Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June
-----------------------------------------------------------------------------
30,1999.
--------

Average financial occupancy rates of the Company's multifamily Same Store Properties (properties owned by the Company for each of the six months ended June 30, 2000 and 1999) increased to 96.8% for the six months ended June 30, 2000 from 96.1% for the six months ended June 30, 1999. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the six months ended June 30, 2000 and 1999 are as follows:

                            June 30,   June 30,
                              2000       1999
                            --------   --------
     Northern California        98.0%      96.8%
     Southern California        96.4%      96.5%
     Pacific Northwest          95.7%      94.9%

Total Revenues increased by $13,159,000 or 19.1% to $81,948,000 for the first six months of 2000 from $68,789,000 for the first six months of 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                     Six Months Ended
                                                         June 30,
                                         Number of   ----------------   Dollar  Percentage
                                        Properties     2000     1999    Change    Change
                                        ----------   -------  -------  -------  ----------
Revenues
   Property revenues Same
    Store Properties
      Northern California                       12   $21,461  $19,542  $ 1,919         9.8%
      Southern California                       13    18,813   17,515    1,298         7.4
      Pacific Northwest                         19    17,126   16,489      637         3.9
                                                --   -------  -------  -------  ----------
           Same Store
              Properties                        44    57,400   53,546    3,854         7.2
                                                ==
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1998                  20,607   12,915    7,692        59.6
                                                     -------  -------  -------  ----------
          Total property revenues                     78,007   66,461   11,546        17.4
                                                     -------  -------  -------  ----------
Interest and other income                              3,941    2,328    1,613        69.3
                                                     -------  -------  -------  ----------
          Total revenues                             $81,948  $68,789  $13,159        19.1%
                                                     =======  =======  =======  ==========

As set forth in the above table, $7,692,000 of the $13,159,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1998, redevelopment communities and development communities and one commercial property. During this period, the Company acquired fifteen multifamily properties and reached stabilized operations at eight development communities (the

"Post 1998 Acquisition Properties"), and disposed of six multifamily properties, and one commercial property (the "Post 1998 Disposition Properties").

Of the increase in total revenues, $3,854,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 7.2% to $57,400,000 in the first six months of 2000 from $53,546,000 in the first six months of 1999. The majority of this increase was attributable to the 12 Same Store Properties located in Northern California The property revenues of these properties increased by $1,919,000 or 9.8% to $21,461,000 in the first six months of 2000 from $19,542,000 in the first six months of 1999. The $1,919,000 increase is attributable to rental rate increases which and an increase in financial occupancy to 98.0% in the first six months of 2000 from 96.8% in the first six months of 1999. The 13 multifamily Same Store Properties located in Southern California accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of the Same Store Properties in Southern California increased by $1,298,000 or 7.4% to $18,813,000 in the first six months of 2000 from $17,515,000 in the fist six months of 1999. This $1,298,000 increase is primarily attributable to rental rate increases as offset by a slight decrease in financial occupancy to 96.4% in the first six months of 2000 from 96.5% in the first six months of 1999. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of these properties increased by $637,000 or 3.9% to $17,126,000 in the first six months of 2000 from $16,489,000 in the first six months of 1999. The $637,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 95.7% in the first six months of 2000 from 94.9% in the first six months of 1999. The increase in total revenue also reflected an increase of $1,613,000 attributable to interest and other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Company's joint venture investments.

Total Expenses increased by $6,045,000 or approximately 13.5% to $50,808,000 in the first six months of 2000 from $44,763,000 in the first six months of 1999. Interest expense increased by $2,091,000 or 20.5% to $12,275,000 in the first six months from $10,184,000 in the first six months of 1999. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $2,405,000 or 12.1% to $22,302,000 in the first six months of 2000 from $19,897,000 in the first six months of 1999. Of such increase, $2,493,000 was attributable to the Post 1998 Acquisition Properties and the Post 1998 Disposition Properties. The aggregate property operating expense increase is less than the amount of such increase for the Post 1998 Acquisition and the Post 1998 Disposition Properties due to a decrease in property operating expenses of the Same Store Properties.

General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $173,000 in the first six months of 2000 from the amount for the first six months of 1999. This increase is largely due to additional staffing requirements resulting from the growth of the Company as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income increased by $5,694,000 to $23,023,000 in the first six months of 2000 from $17,329,000 in the first six months of 1999. Net income for the first six months of 2000 included a gain on the sales of real estate of $4,022,000.
No gain on sales were recognized in the first six months of 1999. The remainder of the increase is a result of the net contribution of the Post 1998 Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At June 30, 2000 the Company had $5,237,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from its line of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under its line of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

In May 2000, the Company replaced its line of credit. The new unsecured $120,000,000 line of credit matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under the line of credit bear interest at a rate which uses a tiered rate structure tied to the Company corporate ratings, if any, and leverage rating (7.7% at June 30, 2000). At June 30, 2000 the Company had $71,596,000 outstanding on its line of credit. During the quarter ended June 30, 2000, the Company had outstanding balances which bore interest rates ranging from 7.2% to 9.5%.

In addition to the unsecured line of credit, the Company had $403,486,000 of secured indebtedness at June 30, 2000. Such indebtedness consisted of $295,056,000 in fixed rate debt with interest rates varying from 6.4% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the second quarter of 2000 ranging from 5.0% to 6.0% and maturity dates ranging from 2020 to 2026. The tax exempt variable rate demand bonds are capped at a maximum interest rates ranging from 7.1% to 7.3%. The Company also had $49,610,000 in variable rate debt with interest rates at LIBOR plus 1.75% and maturing in October 2000. The interest rate on the LIBOR based variable rate debt ranged from 8.3% to 8.5%.

The Company's unrestricted cash balance decreased by $7,111,000 from $12,348,000 as of December 31, 1999 to $5,237,000 as of June 30, 2000. This decrease was primarily a result of $49,989,000 of net cash used in investing activities, which was offset by $36,395,000 of net cash provided by operating activities and $6,483,000 of net cash provided by financing activities. The $49,989,000 of net cash used in investing activities was primarily a result of $29,677,000 of cash used to purchase and upgrade rental properties, $16,888,000 used to fund real estate under development and $36,135,000 of additions to related party notes and other receivables, which was offset by $31,302,000 of proceeds were received from the disposition of real estate. Of the $6,483,000 net cash provided by financing activities, $88,596,000 of proceeds were received from mortgage and other notes payable and lines of credit which was offset by $51,522,000 of repayments of mortgage and other notes payable and lines of credit and $31,437,000 of dividends/distributions paid.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Company expects to incur approximately $320 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2000. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for renovations and improvements on recently acquired properties which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2000 and/or the funding thereof will not be significantly different than the Company's current expectations.

The Company is developing four multifamily residential communities, with an aggregate of 944 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $162,100,000. As of June 30, 2000, the Company's remaining commitment to fund the estimated cost to complete is approximately $100,200,000. The Company expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. During the second quarter of 2000, the Company reached stabilized occupancy at three communities that were previously reported as development communities, and announced two new development projects.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's presentation of Funds From

Operations. The following table sets forth the Company's calculation of Funds from Operations for the three and six months ended June 30, 2000 and 1999.

                                              Three months ended             Six  months ended
                                         ----------------------------  ------------------------------
                                        June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                         -----------   -------------   -------------   -------------
Income before gain on the sales of
 real estate,  minority interests and
 extraordinary item                      $16,218,000     $12,335,000     $31,140,000     $24,026,000
Adjustments:

Depreciation and amortization              6,950,000       6,247,000      13,617,000      12,292,000
Unconsolidated joint ventures              1,054,000         366,000       2,063,000         732,000

Minority interests (1)                    (4,778,000)     (2,397,000)     (9,504,000)     (4,760,000)
                                         -----------     -----------     -----------     -----------
Funds From Operations                    $19,444,000     $16,551,000     $37,316,000     $32,290,000
                                         ===========     ===========     ===========     ===========
Weighted average number
shares outstanding diluted (1)            20,708,639      20,476,092      20,641,343      20,478,496
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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company believes that the principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of June 30, 2000 as interest rates are consistent with yields currently available to the Company for similar instruments.


For Year Ended:                                2000    2001     2002     2003    2004   Thereafter     Total
-----------------------------------------   -------   -----   ------   ------   -----   ----------     ---------
Fixed rate debt (In thousands)
Amount                                      $19,265   2,916   11,396   20,855   2,888      237,736      $295,056
Average interest rate                           7.1%    6.6%     6.6%     6.9%    6.9%         6.9%

Variable rate LIBOR debt (In thousands)
Amount                                      $49,610       -   71,596        -       -       58,820(1)   $180,026
Average interest                                8.3%      -      7.7%       -       -         5.50%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

During the second quarter of 2000, the Company sold its one remaining forward treasury contract. The Company does not have any exposures related to forward contracts at June 30, 2000.

Part II   Other Information
-------   -----------------

Item 2:   Changes in Securities and Use of Proceeds

          During the second quarter of 2000, Essex Management Corporation, a California corporation ("EMC") and an affiliate of the Company, as general partner, and Essex Portfolio, L.P., a California limited partnership (the "Operating Partnerships"), as to which the Company is the general partner), as special limited partner, entered into (a) an Amended and Restated Agreement of Limited Partnership of San Pablo Medical Investors LTD, a California Limited Partnership and (b) an Amended and Restated Agreement of Limited Partnership of Gilroy Associates, a California limited Partnership (collectively, the "Barkley Partnerships"), pursuant to which the existing Barkley Partnerships were reorganized for the purposes of acquiring the property, the Barkley Apartments in Anaheim, California, owned by the Barkley Partnerships. In connection with the reorganization, 88,804 units of limited partnership interest ("Units") in the Barkley Partnerships were issued to the existing partners of the Barkley Partnerships, all of whom the Company believes qualify as accredited investors, pursuant to an exemption from registration provided in Regulation D under the Securities Act.

          During the second quarter of 2000, Essex Management Corporation, a California corporation ("EMC") and an affiliate of the Company, as general partner, and Essex Portfolio, L.P., a California limited partnership (the "Operating Partnerships"), as to which the Company is the general partner), as special limited partner, entered into (a) a Second Amended and Restated Agreement of Limited Partnership of The Oakbrook Company, an Ohio limited Partnership (the "Brookside Oaks Partnership"), pursuant to which the existing Brookside Oaks Partnership was reorganized for the purposes of acquiring the property, the Brookside Oaks Apartments in Sunnyvle, California, owned by the Brookside Oaks Partnership. In connection with the reorganization, 237,355 units of limited partnership interest ("Units") in the Brookside Oaks Partnership were issued to the existing partners of the Brookside Oaks Partnership, all of whom the Company believes qualify as accredited investors, pursuant to an exemption from registration provided in Regulation D under the Securities Act.

          Under the terms of the agreements of limited partnership of the Partnerships noted above, the holders of Units have the right to require the applicable partnership to redeem their Units for cash, subject to certain conditions. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of unregistered shares of the Company's Common Stock to the holders of the Units in satisfaction of the applicable Partnership's obligation to redeem the units for cash, upon which delivery, the holders will have certain rights to require the Company to register the shares of Common Stock pursuant to the Securities Act.

Item 4:   Submission of Matters to a Vote of Security Holders

          At the Company's annual meeting, held on April 25, 2000 in Menlo Park, California, the following votes of security holders occurred:

          (a) The following persons were duly elected by the holders of the Company's Common Stock (the "Stockholders") as Class III directors of the Company, each for a three (3) year term (until
               2003) and until their successors are elected and qualified:

               (1) George M. Marcus, 14,994,123 votes for and 660,946 votes withheld;
               (2) Gary P. Martin, 15,549,027 votes for and 106,042 votes withheld; and
               (3) William A. Millichap, 15,549,402 votes for and 105,667 votes withheld.

          (b) The Stockholders ratified and approved an amendment to the Essex Property Trust, Inc. 1994 Stock Incentive Plan by a vote of 9,537,990 votes for, 6,050,742 votes against and 66,337 votes abstaining. This amendment increases the number of shares reserved for issuance under this Plan from 875,400 to 1,375,400 shares.

          (c) The Stockholders ratified the appointment of KPMG LLP as the Company's independent public auditors for the year ending December 31, 2000 by a vote of 15,382,043 for, 6,031 votes against and 266,995 votes abstaining.

Item 6:  Exhibits and Reports on Form 8-K

       A.  Exhibits
           --------

       10.1  Essex Property Trust, Inc. 1994 Stock Incentive Plan, As Amended

       27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)


       B.  Reports on Form 8-K
           -------------------

       None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ESSEX PROPERTY TRUST, INC.


                                /s/ MARK J. MIKL
                                -----------------------------------------------
                                Mark J. Mikl, Vice President and Controller
                                (Authorized Officer and
                                Principal Accounting Officer)


                                 August 11, 2000
                                 -------------------
                                 Date