Form 10-Q
period 2000-09-30
ESSEX PROPERTY TRUST INC
filed 2000-11-14
CIK 920522

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                         18,655,207 shares of Common Stock
                             as of November 09, 2000

                               TABLE OF CONTENTS
                                   FORM 10-Q


                    Part I                                          Page No.
                                                                    --------
Item 1    Financial Statements (Unaudited)                                3

          Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999                                           4

          Consolidated Statements of Operationsfor the three months
          ended September 30, 2000 and 1999                               5

          Consolidated Statements of Operations for the nine months
          ended September 30, 2000 and 1999                               6

          Consolidated Statements of Stockholders' Equity
          for the nine months ended September 30, 2000
          and the year ended December 31, 1999                            7

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2000 and 1999           8

          Notes to Consolidated Financial Statements                      9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            15

Item 3    Quantitative and Qualitative Disclosure About Market Risk      22

                             Part II

Item 6    Exhibits and Reports on Form 8-K                               23

          Signatures                                                     24

Part I    Financial Information
------    ---------------------


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

                          ESSEX PROPERTY TRUST, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


                                                          September 30,      December 31,
                             Assets                          2000               1999
                             ------                       -------------     -------------
Real estate:
     Rental properties:
        Land and land improvements                        $      276,492    $      234,497
        Buildings and improvements                               850,359           694,579
                                                          --------------    --------------
                                                               1,126,851           929,076
        Less accumulated depreciation                           (111,041)          (96,605)
                                                          --------------    --------------
                                                               1,015,810           832,471
     Investments                                                  50,732            47,992
     Real estate under development                                48,757           120,414
                                                          --------------    --------------
                                                               1,115,299         1,000,877

Cash and cash equivalents-unrestricted                             6,724            12,348
Cash and cash equivalents-restricted                              17,853            17,216
Notes and other related party receivables                         26,894            13,654
Notes and other receivables                                       50,357             9,001
Prepaid expenses and other assets                                  5,573             3,495
Deferred charges, net                                              6,475             5,722
                                                          --------------    --------------
                                                          $    1,229,175    $    1,062,313
                                                          ==============    ==============

              Liabilities and Stockholders' Equity
              ------------------------------------

Mortgage notes payable                                    $      470,256    $      373,608
Line of credit                                                    74,857            10,500
Accounts payable and accrued liabilities                          28,086            28,379
Dividends payable                                                 14,404            13,248
Other liabilities                                                  6,578             5,594
Deferred gain                                                      5,002             5,002
                                                          --------------    --------------
                            Total liabilities                    599,183           436,331

Minority interests                                               238,451           238,289


Stockholders' equity:
     8.75% Convertible Preferred Stock, Series 1996A: $.0001
       par value, 0 and 184.687 authorized
       issued and outstanding                                          -                 1
     Common stock, $.0001 par value, 656,682,178 and
       656,497,491 authorized, 18,392,933 and 18,049,952
       issued and outstanding                                          2                 2
     Cumulative redeemable preferred stock; $.0001 par
       value, no shares issued and outstanding:
       7.875% Series B 2,000,000 shares authorized                     -                 -
       9.125% Series C 500,000 shares authorized                       -                 -
       9.30% Series D 2,000,000 shares authorized                      -                 -
       9.25% Series E 2,200,000 shares authorized                      -                 -
     Excess stock, $.0001 par value, 330,000,000 shares
       authorized and no shares issued and outstanding                 -                 -
     Additional paid-in capital                                  428,019           425,089
     Distributions in excess of accumulated earnings             (36,480)          (37,399)
                                                          --------------    --------------
                            Total stockholders' equity           391,541           387,693
                                                          --------------    --------------
                                                          $    1,229,175    $    1,062,313
                                                          ==============    ==============

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                Three months ended
                                                         -------------------------------------
                                                            September 30,     September 30,
                                                               2000              1999
                                                         ----------------  -------------------
Revenues:
    Rental                                               $       42,587    $       35,699
    Other property                                                1,131               772
                                                         --------------    --------------
       Total property                                            43,718            36,471
    Interest and other                                            3,640             1,274
                                                         --------------    --------------
       Total revenues                                            47,358            37,745
                                                         --------------    --------------

Expenses:
    Property operating expenses

       Maintenance and repairs                                    2,630             2,210
       Real estate taxes                                          2,815             2,686
       Utilities                                                  2,140             2,214
       Administrative                                             3,508             2,581
       Advertising                                                  657               509
       Insurance                                                    253               232
       Depreciation and amortization                              8,689             7,084
                                                         --------------    --------------
                                                                 20,692            17,516
                                                         --------------    --------------
    Interest                                                      8,345             5,560
    Amortization of deferred financing costs                        160               147
    General and administrative                                    2,215             1,096
                                                         --------------    --------------
       Total expenses                                            31,412            24,319
                                                         --------------    --------------

       Income before gain on the sales of real estate,
           minority interests and extraordinary item             15,946            13,426

    Gain on the sales of real estate                                  -             4,708
                                                         --------------    --------------
       Income before minority interests
            and extraordinary item                               15,946            18,134
    Minority interests                                           (5,697)           (5,061)
                                                         --------------    --------------
       Income before extraordinary item                          10,249            13,073

    Extraordinary item:
       Loss on early extinguishment of debt                           -                 -
                                                         --------------    --------------
           Net income                                            10,249            13,073

    Preferred stock dividends                                         -              (149)
                                                         --------------    --------------
           Net income available to common stockholders   $       10,249    $       12,924
                                                         ==============    ==============

Per share data:
    Basic:
       Income before extraordinary item                  $         0.56    $         0.72
       Extraordinary item - debt extinguishment                       -                 -
                                                         --------------    --------------
       Net income                                        $         0.56    $         0.72
                                                         ==============    ==============
       Weighted average number of shares
         outstanding during the period                       18,328,001        18,036,066
                                                         ==============    ==============

    Diluted:
       Income before extraordinary item                  $         0.54    $         0.71
       Extraordinary item - debt extinguishment                       -                 -
                                                         --------------    --------------
       Net income                                        $         0.54    $         0.71
                                                         ==============    ==============

       Weighted average number of shares
         outstanding during the period                       20,891,729        18,471,975
                                                         ==============    ==============
    Dividend per share                                   $         0.61    $         0.55
                                                         ==============    ==============

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


                                                                    Nine months ended
                                                             ----------------------------------
                                                               September 30,     September 30,
                                                                  2000              1999
                                                             ----------------   ---------------
Revenues:
    Rental                                                   $      118,489     $     100,675
    Other property                                                    3,236             2,258
                                                             --------------     -------------
       Total property                                               121,725           102,933
    Interest and other                                                7,581             3,602
                                                             --------------     -------------
       Total revenues                                               129,306           106,535
                                                             --------------     -------------

Expenses:
    Property operating expenses

       Maintenance and repairs                                        7,194             6,595
       Real estate taxes                                              8,276             7,646
       Utilities                                                      6,163             6,222
       Administrative                                                10,280             7,680
       Advertising                                                    1,669             1,510
       Insurance                                                        723               675
       Depreciation and amortization                                 22,306            19,376
                                                             --------------     -------------
                                                                     56,611            49,704
                                                             --------------     -------------


    Interest                                                         20,620            15,744
    Amortization of deferred financing costs                            479               415
    General and administrative                                        4,510             3,218
                                                             --------------     -------------
       Total expenses                                                82,220            69,081
                                                             --------------     -------------

       Income before gain on the sales of real estate,
           minority interests and extraordinary item                 47,086            37,454

    Gain on the sales of real estate                                  4,022             4,708
                                                             --------------     -------------
       Income before minority interests
            and extraordinary item                                   51,108            42,162

    Minority interests                                              (17,836)          (11,667)
                                                             --------------     -------------
       Income before extraordinary item                              33,272            30,495

    Extraordinary item:
       Loss on early extinguishment of debt                               -               (90)
                                                             --------------     -------------
           Net income                                                33,272            30,405
    Preferred stock dividends                                          (246)           (1,216)
                                                             --------------     -------------
           Net income available to common stockholders       $       33,026     $      29,189
                                                             ==============     =============

Per share data:
    Basic:
       Income before extraordinary item                      $         1.82     $        1.69
       Extraordinary item - debt extinguishment                           -             (0.01)
                                                             --------------     -------------
       Net income                                            $         1.82     $        1.68
                                                             ==============     =============
       Weighted average number of shares
         outstanding during the period                           18,169,655        17,341,636
                                                             ==============     =============
    Diluted:
       Income before extraordinary item                      $         1.79     $        1.67
       Extraordinary item - debt extinguishment                           -             (0.01)
                                                             --------------     -------------
       Net income                                            $         1.79     $        1.66
                                                             ==============     =============

       Weighted average number of shares
         outstanding during the period                           18,610,593        18,498,445
                                                             ==============     =============
    Dividend per share                                       $         1.77     $        1.60
                                                             ==============     =============

  See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                Consolidated Statements of Stockholders' Equity
             for the nine months ended September 30, 2000 and the
                         year ended December 31, 1999
                                  (Unaudited)

                       (Dollars and shares in thousands)


                                                                                                   Distributions
                                           Preferred stock       Common stock       Additional     in excess of
                                         -------------------- -------------------   paid - in      accumulated
                                           Shares    Amount    Shares     Amount     capital        earnings        Total
                                         ---------  --------- --------  ---------  -----------   --------------  -----------
Balances at December 31, 1998                1,600  $      1    16,641  $       2  $   431,278   $    (41,481)   $  389,800

Shares issued from conversion
     of Convertible Preferred Stock         (1,415)        -      1,618         -             -             -             -
Shares purchased by Operating
     Partnership                                 -         -       (262)        -        (7,119)            -        (7,119)
Net proceeds from options exercised              -         -         53         -           930             -           930
Net income                                       -         -          -         -             -        43,564        43,564
Dividends declared                               -         -          -         -             -       (39,482)      (39,482)
                                         ---------  --------  --------- ---------  ------------  ------------    ----------
Balances at December 31, 1999                  185         1     18,050         2       425,089       (37,399)      387,693


Shares issued from conversion
     of Convertible Preferred Stock           (185)       (1)       211         -             -             -            (1)
Net proceeds from options exercised              -         -        132         -         2,930             -         2,930
Net income                                       -         -          -         -             -        33,272        33,272
Dividends declared                               -         -          -         -             -       (32,353)      (32,353)
                                         ---------  --------  --------- ---------  ------------  ------------    ----------
Balances at September 30, 2000                   -  $      -     18,393 $       2  $    428,019  $    (36,480)   $  391,541
                                         =========  ========  ========= =========  ============  ============    ==========

   See accompanying notes to the consolidated unaudited financial statements

                          ESSEX PROPERTY TRUST, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                     Nine months ended
                                                            -------------------------------------
                                                              September 30,      September 30,
                                                                  2000               1999
                                                            ---------------     -----------------
Net cash provided by operating activities:                  $       67,501      $      61,328
                                                            --------------      -------------

Cash flows from investing activities:

     Additions to real estate                                      (69,193)          (135,882)
     Proceeds received from the disposition of real estate          31,302             18,400
     Decrease in restricted cash                                      (637)            (1,290)
     Additions to related party notes and other receivables        (60,700)           (10,049)
     Repayment of related party notes and other receivables          3,615              9,299
     Additions to real estate under development                    (33,326)           (51,636)
     Net (contribution to) / distributions from investments
        in corporations and limited partnerships                    (4,241)            (2,806)
                                                            --------------      -------------
        Net cash used in investing activities                     (133,180)          (173,964)
                                                            --------------      -------------

Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
       and lines of credit                                        234,544            216,650
     Repayment of mortgage and other notes payable
        and lines of credit                                       (127,439)          (157,302)
     Additions to deferred charges                                  (1,232)              (876)
     Net proceeds from preferred units sales                             -            103,215
     Net proceeds from stock options exercised and shares
        issued through dividend reinvestment plan                    2,929                922
     (Payment of) offering related costs                                 -                 95
     Shares purchased by Operating Partnership                           -             (6,991)
     Distributions to minority interest/partners                   (17,332)           (10,472)
     Redemption of operating partnership units                        (218)            (2,084)
     Dividends paid                                                (31,197)           (28,731)
                                                            --------------      -------------
        Net cash provided by financing activities                   60,055            114,426
                                                            --------------      -------------

Net (decrease) in cash and cash equivalents                         (5,624)             1,790
Cash and cash equivalents at beginning of period                    12,348              2,548
                                                            --------------      -------------
Cash and cash equivalents at end of period                  $        6,724      $       4,338
                                                            ==============      =============

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of $1,779 and
        $3,963 capitalized                                  $       19,803      $      10,579
                                                            ==============      =============

Supplemental disclosure of non-cash investing and financing activities:

     Real estate under development transferred to
        rental properties                                   $       89,483      $      21,700
                                                            ==============      =============

     Mortgage note payable assumed in connection
        with the purchase of real estate                    $       53,900      $      15,800
                                                            ==============      =============

     Issuance of Operating Partnership Units in
        connection with the purchase of real estate         $        2,365      $       7,469
                                                            ==============      =============

     Consolidation of previously unconsolidated investment  $        2,771      $           -
                                                            ==============      =============

    See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                 (Unadudited)
       (Dollars in thousands, except for per share and per unit amounts)

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

     The unaudited consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.6%, 89.7% and 89.6% general partnership interest as of September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

     As of September 30, 2000, the Company operates and has ownership interests in 77 multifamily properties (containing 16,721 units) and four commercial properties (with approximately 250,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Significant Transactions
     ------------------------

     (A)  Acquisition Activities
     ---------------------------

     On August 17, 2000 the Company purchased El Encanto Apartments, a 116-unit apartment community located in Tustin, California, for a contract price of $10,250.

     On September 20, 2000 the Company purchased Rosebeach Apartments, a 174-unit apartment community located in La Mirada, California, for a contract price of $11,700. The Company plans to invest an additional amount of approximately $4,900 in conjunction with a major renovation and repositioning program at the property.

     In connection with the acquisition of the Carlyle Apartments (completed in April, 2000) and Waterford Place (completed in June, 2000), Essex issued 179,367 and 54,291 respectively , of Operating Partnership interests convertible into Common Stock.

     (B)  Development Activities
     ---------------------------

     The Company defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At September 30, 2000, the Company has ownership interests in six development communities, with an aggregate of 1,256 multifamily units. During the third quarter, the Company announced one new development community, Vista del Mar. In connection with the properties currently under development, the Company has directly, or in some cases through its joint ventures, entered into contractual construction related commitments with unrelated third parties. At September 30, 2000, the Company, together with its joint venture partners, has committed to fund approximately $209,400 under these commitments, of which $123,500 is remaining.

    Vista del Mar is a new development community. In September 2000, the Company purchased a vacant land parcel in Richmond, California on which it intends to build up to 504 apartment homes. The first phase of the project consists of 312 apartment homes having an estimated total capitalized cost of $43,800.

    (C)  Redevelopment Activities
    -----------------------------

    The Company defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At September 30, 2000, the Company has ownership interests in six redevelopment communities, which contain an aggregate of 1,801 units with a total projected investment of $30,820 and approximately $12,291 remaining cost in costs for completion of redevelopment.

    These third quarter 2000 acquisitions and development and redevelopment activities were funded through the Company's line of credit.

    (D)  Debt Transactions
    ---------------------

    On September 12, 2000 the Company entered into two long-term non-recourse mortgages totaling $58,100. The two loans are secured by one property each and are cross collateralized. Both properties were previously unencumbered. The loans bear interest at a fixed rate of 8.18% and are due in September 2010. The proceeds were used to reduce outstanding balances under the Company's unsecured lines of credit.

(3) Related Party Transactions
    --------------------------

    All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended September 30, 2000 and 1999 totaled $447 and $112, respectively and $950 and $324 for the nine months ended September 30, 2000 and 1999, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

    Other income includes interest income of $235 and $84 for the three months ended September 30, 2000 and 1999, respectively, and $534 and $256 for the nine months ended September 30, 2000 and 1999, respectively. The majority of interest income was earned on the notes receivable from related party partnerships in which the Company has an ownership interest. Other income also includes management fee income and investment income from the Company's related party partnerships of $358 and $107 for the three months ended September 30, 2000 and 1999, respectively and $1,389 and $416 for the six months ended September 30, 2000 and 1999, respectively.

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                 (Unadudited)
       (Dollars in thousands, except for per share and per unit amounts)


Notes and other related party receivables as of September 30, 2000 and December 31, 1999 consist of the following:

                                                                          September 30,   December 31,
                                                                        ---------------- ---------------
Notes receivable from Joint Ventures:                                        2000            1999
                                                                             ----            ----
  Note receivable from Highridge Apartments, secured,
  bearing interest at 9.4%, due March 2008                              $   1,047          $   1,047

  Note receivable from Highridge Apartments, secured,
  bearing interest at 10%, due on demand                                    2,950              2,950

  Note receivable from Fidelity 1, secured
  bearing interest at 10.0%, due on demand                                    500                  -

  Note receivable from Fidelity I and JSV, secured,
  bearing interest at 9.5-10%, due 2015                                         -                800

  Note receivable from Mountain Vista, secured,
  bearing interest at 11.5%, due 2004                                       9,540                  -

Receivables from Joint Ventures:

  Barkley, non-interest bearing, due on demand                              1,116                  -

  Highridge, non-interest bearing, due on demand                            4,726              3,624

  Brookside Oaks, non-interest bearing, due on demand                         168                  -

  Las Hadas, non-interest bearing, due on demand                            3,053              1,209

  Anchor Village, non-interest bearing, due on demand                       1,554              1,282

Other related party receivables:

  Loans to officers, secured, bearing interest at 8%, due April 2006          633                633

  Other related party receivables, substantially due on demand              1,607              2,109
                                                                        ---------          ---------
                                                                        $  26,894          $  13,654
                                                                        =========          =========

     Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4)  New Accounting Pronouncements
     -----------------------------

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

(5)  Segment Information
     -------------------

     The Company defines its reportable operating segments as the three geographical regions in which it's multifamily residential properties are located: Northern California, Southern California and the Pacific Northwest. Non-segment property revenues and net operating income included in the

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                  (Unaudited)
       (Dollar in thousands, except for per share and per unit amounts)



   following schedule consists of revenue generated from the Company's commercial properties. One of the commercial properties was sold in September of 1999, the remaining commercial property houses the Company's corporate headquarters. Excluded from segment revenues are interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                              Three months ended
                                                    September 30, 2000   September 30, 1999
--------------------------------------------------------------------------------------------
   Revenues
      Northern California                                      $15,446              $11,898
      Southern California                                       17,551               15,723
      Pacific Northwest                                         10,721                8,366
                                                               -------              -------
         Total segment revenues                                 43,718               35,987
   Non-segment property revenues                                     -                  484
   Interest and other income                                     3,640                1,274
                                                               -------              -------
         Total revenues                                        $47,358              $37,745
                                                               =======              =======
   Net operating income:
      Northern California                                      $11,952                9,214
      Southern California                                       12,167               11,161
      Pacific Northwest                                          7,596                5,639
                                                               -------              -------
         Total segment net operating income                     31,715               26,014
   Non-segment net operating income                                  -                   25
   Interest and other income                                     3,640                1,274
   Depreciation and amortization                                (8,689)              (7,084)
   Interest                                                     (8,345)              (5,560)
   Amortization of deferred financing costs                       (160)                (147)
   General and administrative                                   (2,215)              (1,096)
                                                               -------              -------
         Income before gain on the sales of real
           estate, minority interests and                      $15,946              $13,426
                                                               =======              =======



                                                                Nine months ended
                                                    September 30, 2000   September 30, 1999
                                                    -------------------  -------------------
Revenues
      Northern California                                     $ 41,636             $ 34,803
      Southern California                                       50,096               41,533
      Pacific Northwest                                         29,993               24,855
                                                              --------             --------
         Total segment revenues                                121,725              101,191
   Non-segment property revenues                                     -                1,742
   Interest and other income                                     7,581                3,602
                                                              --------             --------
         Total revenues                                       $129,306             $106,535
                                                              ========             ========
   Net operating income:
      Northern California                                     $ 32,166             $ 26,734
      Southern California                                       34,580               28,623
      Pacific Northwest                                         20,674               16,710
                                                              --------             --------
         Total segment net operating income                     87,420               72,067
   Non-segment net operating income                                  -                  538
   Interest and other income                                     7,581                3,602
   Depreciation and amortization                               (22,306)             (19,376)
   Interest                                                    (20,620)             (15,744)
   Amortization of deferred financing costs                       (479)                (415)
   General and administrative                                   (4,510)              (3,218)
                                                              --------             --------
         Income before gain on the sales of real
            estate, minority interests and
            extraordinary item                                $ 47,086             $ 37,454
                                                              ========             ========

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                 (Unadudited)
       (Dollars in thousands, except for per share and per unit amounts)


(6)  Segment Information (continued)
     -------------------------------

                                                 September 30, 2000  December 31, 1999
--------------------------------------------------------------------------------------
   Assets:
      Northern California                                $  286,146         $  216,946
      Southern California                                   469,950            415,374
      Pacific Northwest                                     254,607            195,011
                                                         ----------         ----------
         Total segment net real estate assets             1,010,703            827,331
   Non-segment net real estate assets                         5,107              5,140
                                                         ----------         ----------
         Net real estate assets                           1,015,810            832,471
   Non-segment assets                                       213,365            229,842
                                                         ----------         ----------
         Total assets                                    $1,229,175         $1,062,313
                                                         ==========         ==========

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)

(7) Net Income Per Share
    --------------------

   Three months ended September 30, 2000 and 1999
                                                              Weighted        Per                         Weighted          Per
                                                              Average        Share                         Average         Share
                                                  Income       Shares        Amount           Income        Shares         Amount
                                                ---------     ---------    ----------        --------     ----------     ---------
       Income before extraordinary item         $  10,249                                    $ 13,073
       Less:  dividends on preferred stock              -                                        (149)
                                                ---------                                    --------
       Basic:
         Income before extraordinary
            item available to
            common stockholders                    10,249        18,328    $     0.56          12,924         18,036     $    0.72
                                                ---------     ---------    ==========        --------     ----------     =========
       Effect of Dilutive Securities:
         Convertible limited partnership
             units                                  1,069         2,136                             -              -(1)
       Convertible preferred stock                      -            41                           149            211
       Stock options                                    -           387                             -            225
                                                ---------     ---------                      --------     ----------
       Diluted:
         Income before extraordinary
            item available to common
            stockholders plus assumed
            conversions                         $  11,318        20,892    $     0.54        $ 13,073         18,472     $    0.71
                                                =========     =========    ==========        ========     ==========     =========

Nine months ended September 30, 2000 and 1999
                                                              Weighted        Per                         Weighted          Per
                                                              Average        Share                         Average         Share
                                                  Income       Shares        Amount           Income        Shares         Amount
                                                ---------     ---------    ----------        --------     ----------     ---------

       Income before extraordinary item         $  33,272                                    $ 30,495
       Less:  dividends on preferred stock           (246)                                     (1,216)
                                                ---------                                    --------

       Basic:
         Income before extraordinary
             item available to
             common stockholders                   33,026        18,170    $     1.82          29,279         17,342     $    1.69
                                                ---------      --------    ==========        --------     ----------     =========
       Effect of Dilutive Securities:
         Convertible limited partnership
             units                                      -             - (1)                         -              -(1)
                Convertible preferred stock           245           154                         1,216            980
         Stock options                                  -           287                             -            176
                                                ---------      --------                      --------     ----------

       Diluted:
         Income before extraordinary
             item available to common
             stockholders plus assumed
                conversions                     $  33,271        18,611    $     1.79        $ 30,495         18,498     $  1.65
                                                =========      ========    ==========        ========         ======     =======

         (1)  Securities not included because they were anti-dilutive.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three and nine months ended September 30, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of financial position and operating results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2000, December 31, 1999 and September 30, 1999, owned an 89.6%, 89.7% and 89.6% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

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

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three and nine months ended September 30, 2000 and 1999. The Company's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Company's portfolio has exceeded 95% for the last five years.

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

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 66 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the IPO, 15 are located in Northern California, 33 are located in Southern California, 17 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 13,165 multifamily units with total capitalized acquisition costs of approximately $1,092.6 million. Additionally since its IPO, the Company has developed and has ownership interests in nine multifamily development properties that have reached stabilized operations. These development properties consist of 1,778 units with total capitalized development costs of $221.4 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, 12 multifamily residential properties (seven in Northern California, four in Southern California and one in the Pacific Northwest) consisting of a total of 1,748 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $190.7 million resulting in total net realized gains of approximately $29.6 million and a deferred gain of $5.0 million.

The Company is currently developing six multifamily residential communities, with an aggregate of 1,256 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $209.4 million. As of September 30, 2000, together with its joint venture partners, the Company's remaining development commitment is approximately $123.5 million.

Results of Operations

Comparison of the Three Months Ended September 30, 2000 to the Three Months
---------------------------------------------------------------------------
Ended September 30, 1999.
------------------------

Average financial occupancy rates of the Company's multifamily Quarterly Same Store Properties (properties owned by the Company for each of the three months ended September 30, 2000 and 1999) increased to 97.0% for the three months ended September 30, 2000 from 96.3%, for the three months ended September 30, 1999. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended September 30, 2000 and 1999 are as follows:

                                 September 30,   September 30,
                                     2000            1999
                                     ----            ----
     Northern California             98.1%           96.9%
     Southern California             96.4%           96.9%
     Pacific Northwest               96.4%           94.9%

Total Revenues increased by $9,613,000 or 25.5% to $47,358,000 in the third quarter of 2000 from $37,745,000 in the third quarter of 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                        Three Months Ended
                                       Number of          September 30,         Dollar   Percentage
                                                      --------------------
                                       Properties       2000        1999        Change    Change
                                     -------------    --------     -------     --------  --------
Revenues
   Property revenues Quarterly
    Same Store Properties
      Northern California                 12          $ 11,650     $10,020     $ 1,607     16.3%
      Southern California                 13             9,655       9,033         622      6.9
      Pacific Northwest                   19             8,875       8,366         509      6.1
                                     -------          --------     -------     -------   ------

              Properties                  44            30,180      27,419       2,761     10.1
                                     =======
   Property revenues properties
     acquired/disposed of
     subsequent to June 30, 1999                        13,538       9,052       4,486     49.6
                                                      --------     -------     -------   ------
          Total property revenues                       43,718      36,471       7,247     19.9
                                                      --------     -------     -------   ------

Interest and other income                                3,640       1,274       2,366    185.7
                                                      --------     -------     -------   ------
          Total revenues                              $ 47,358     $37,745     $ 9,613     25.5%
                                                      ========     =======     =======   ======

As set forth in the above table, $4,486,000 of the $9,613,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to June 30, 1999, redevelopment communities, development communities and one commercial property. During this period, the Company acquired interests in twelve multifamily properties and reached stabilized operations at eight development communities (the "Quarterly Acquisition Properties"), disposed of six multifamily properties and one commercial property (the "Quarterly Disposition Properties").

Of the increase in total revenues, $2,761,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 10.1% to $30,180,000 in the third quarter of 2000 from $27,419,000 in the third quarter of 1999. The majority of this increase was attributable to the 12 Quarterly Same Store Properties located in Northern California. The property revenues of the Quarterly Same Store Properties in Northern California increased by $1,630,000 or 16.3% to $11,650,000 in the third quarter of 2000 from $10,020,000 in the third quarter of 1999. This $1,630,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 98.1% in the third quarter of 2000 from 96.9% in the third quarter of 1999. The 13 Quarterly Same Store Properties located in Southern California accounted for the next largest regional component of the Quarterly Same Store Property revenue increase. The property revenues of these properties increased by $622,000 or 6.9% to $9,655,000 in the third quarter of 2000 from $9,033,000 in the third quarter of 1999. The $622,000 increase is attributable to rental rate increases which was offest by a slight decrease in financial occupancy to 96.4% in the third quarter of 2000 from 96.9% in the third quarter of 1999. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $509,000 or 6.1% to $8,875,000 in the third quarter of 2000 from $8,366,000 in the third quarter of 1999. The $509,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 96.4% in the third quarter of 2000 from 94.9% in the third quarter of 1999. The increase in total revenue also reflected an increase of $2,366,000 attributable to interest and other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Company's joint venture investments.

Total Expenses increased by $7,093,000 or approximately 29.2% to $31,412,000 in the third quarter of 2000 from $24,319,000 in the third quarter of 1999. Interest expense increased by $2,785,000 or 50.1% to $8,345,000 in the third quarter from $5,560,000 in the third quarter of 1999. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $1,571,000 or 15.1% to $12,003,000 in the third quarter of 2000 from

$10,432,000 in the third quarter of 1999. Of such increase, $1,417,000 was attributable to the Quarterly Acquisition Properties and the Disposition Properties. Depreciation and amortization increased by $1,605,000 or approximately 22.7% to $8,689,000 in the third quarter of 2000 from $7,084,000 in the third quarter of 1999, primarily due to the acquisition of assets during that period.

General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $1,119,000 in the third quarter of 2000 from the amount for the third quarter of 1999. This increase is largely due to increased accruals for anticipated bonuses based on the Company's performance and additional staffing requirements resulting from the growth of the Company as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income decreased by $2,824,000 to $10,249,000 in the third quarter of 2000 from $13,073,000 in the third quarter of 1999. This decrease is primarily attributable to the gain on the sales of real estate of $4,708,000 in the third quarter of 1999. There was no gain on the sales of real estate in the third quarter of 2000. This decrease was offset by the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Results of Operations

Comparison of the Nine Months Ended September 30, 2000 to the Nine Months
--------------------------------------------------------------------------
Ended September 30, 1999.
------------------------

Average financial occupancy rates of the Company's multifamily Same Store Properties (properties owned by the Company for each of the nine months ended September 30, 2000 and 1999) increased to 96.9% for the nine months ended September 30, 2000 from 96.2% for the nine months ended September 30, 1999. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the nine months ended September 30, 2000 and 1999 are as follows:

                            September 30,   September 30,
                                2000           1999
                                ----           ----
     Northern California        98.1%          96.8%
     Southern California        96.4%          96.6%
     Pacific Northwest          95.9%          94.9%

Total Revenues increased by $22,771,000 or 21.4% to $129,306,000 for the first nine months of 2000 from $106,535,000 for the first nine months of 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                          Nine Months Ended
                                          Number of        September  30,       Dollar    Percentage
                                                           --------------
                                          Properties      2000         1999     Change      Change
                                        --------------  --------    --------- ---------  ------------
Revenues
   Property revenues Same
    Store Properties
      Northern California                     12        $ 33,111    $  29,563  $ 3,548       12.0%
      Southern California                     13          28,468       26,548    1,920        7.2
      Pacific Northwest                       19          26,001       24,855    1,146        4.6
                                            ----        --------    ---------  -------   --------
           Same Store
              Properties                      44          87,580       80,966    6,614        8.2
                                            ====
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1998                      34,145       21,967   12,178       55.4
                                                        --------    ---------  -------   --------
          Total property revenues                        121,725      102,933   18,792       18.3
                                                        --------    ---------  -------   --------

Interest and other income                                  7,581        3,602    3,979      110.5
                                                        --------    ---------  -------   --------
          Total revenues                                $129,306    $ 106,535  $22,771       21.4%
                                                        ========    =========  =======   ========

As set forth in the above table, $12,178,000 of the $22,771,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1998, redevelopment communities, development communities and one commercial property. During this period, the Company acquired 17 multifamily properties and reached stabilized operations at eight development communities (the "Post 1998 Acquisition Properties"), and disposed of six multifamily properties and one commercial property (the "Post 1998 Disposition Properties").

Of the increase in total revenues, $6,614,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 8.2% to $87,580,000 in the first nine months of 2000 from $80,966,000 in the first nine months of 1999.
The majority of this increase was attributable to the 12 Same Store Properties located in Northern California. The property revenues of these properties increased by $3,548,000 or 12.0% to $33,111,000 in the first nine months of 2000 from $29,563,000 in the first nine months of 1999. The $3,548,000 increase is attributable to rental rate increases in financial occupancy to 98.1% in the first nine months of 2000 from 96.8% in the first nine months of 1999. The 13 multifamily Same Store Properties located in Southern California accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of the Same Store Properties in Southern California increased by $1,920,000 or 7.2% to $28,468,000 in the first nine months of 2000 from $26,548,000 in the fist nine months of 1999. This $1,920,000 increase is primarily attributable to rental rate increases as offset by a slight decrease in financial occupancy to 96.4% in the first nine months of 2000 from 96.6% in the first nine months of 1999. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of these properties increased by $1,146,000 or 4.6% to $26,001,000 in the first nine months of 2000 from $24,855,000 in the first nine months of 1999. The $1,146,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 95.9% in the first nine months of 2000 from 94.9% in the first nine months of 1999. The increase in total revenue also reflected an increase of $3,979,000 attributable to interest and other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Company's joint venture investments.

Total Expenses increased by $13,139,000 or approximately 19.0% to $82,220,000 in the first nine months of 2000 from $69,081,000 in the first nine months of 1999. Interest expense increased by $4,876,000 or 31.0% to $20,620,000 in the first nine months from $15,744,000 in the first nine months of 1999. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $3,977,000 or 13.1% to $34,305,000 in the first nine months of 2000 from $30,328,000 in the first nine months of 1999. Of such increase, $$3,909,000 was attributable to the Post 1998 Acquisition Properties and the Post 1998 Disposition Properties. Depreciation and amotization increased by $2,930,000 or approximately 15.1% to $22,306,000 in the first nine months of 2000 from $19,376,000 in the first nine months of 1999, primarily due to the acquisition of assets during that period.

General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $1,292,000 in the first nine months of 2000 from the amount for the first nine months of 1999. This increase is largely due to additional staffing requirements resulting from the growth of the Company as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income increased by $2,867,000 to $33,272,000 in the first nine months of 2000 from $30,405,000 in the first nine months of 1999. The increase is primarily attributable to the net contribution of the Post 1998 Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At September 30, 2000 the Company had $6,724,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the

Company in accordance with REIT qualification requirements. The Company expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from its line of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under its line of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend for one year thereafter. Outstanding balances under this line of credit bear interest based on a tiered rate structure currently at a rate which uses a tiered rate structure tied to the Company's corporate ratings, if any, and leverage rating (7.9% at September 30, 2000). At September 30, 2000 the Company had $74,857,000 outstanding on this line of credit. A Second line of credit in the amount of $30,000,000 matures in September 2001, with an option to extend for one year thereafter. Outstanding balances, if any, under the second line bear interest based on a tiered rate structure currency at LIBOR plus 1.175%. At September 30, 2000, the Company had no balances outstanding under the second line of credit. During the quarter ended September 30, 2000, the Company's outstanding balances under these two lines bore interest rates ranging from 7.8% to 9.5%.

In addition to the unsecured line of credit, the Company had $470,256,000 of secured indebtedness at September 30, 2000. Such indebtedness consisted of $361,826,000 in fixed rate debt with interest rates varying from 6.5% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the third quarter of 2000 ranging from 5.0% to 6.0% and maturity dates ranging from 2020 to 2026. The tax exempt variable rate demand bonds are capped at maximum interest rates ranging from 7.1% to 7.3%. The Company also had $49,610,000 in variable rate debt with interest rates at LIBOR plus 1.75% and maturing in October 2000. The interest rate on the LIBOR based variable rate debt ranged from 8.4% to 8.6% for the first nine months of 2000.

The Company's unrestricted cash balance decreased by $5,624,000 from $12,348,000 as of December 31, 1999 to $6,724,000 as of September 30, 2000. This decrease was primarily a result of $133,180,000 of net cash used in investing activities, which was offset by $67,501,000 of net cash provided by operating activities and $60,055,000 of net cash provided by financing activities. The $133,180,000 of net cash used in investing activities was primarily a result of $69,193,000 of cash used to purchase and upgrade rental properties, $33,326,000 used to fund real estate under development and $60,700,000 of additions to related party notes and other receivables, which was offset by $31,302,000 of proceeds received from the disposition of real estate. Of the $60,055,000 net cash provided by financing activities, $234,544,000 of proceeds were received from mortgage and other notes payable and lines of credit which was offset by $127,439,000 of repayments of mortgage and other notes payable and lines of credit and $48,780,000 of dividends/distributions paid and redemption of operating partnership units.

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

The Company is developing six multifamily residential communities, with an aggregate of 1,256 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other

Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $209,400,000. As of September 30, 2000, the Company's remaining commitment to fund the estimated cost to complete is approximately $123,500,000. The Company expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. During the third quarter of 2000, the Company announced one new development project.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties, gains/losses on sales of real estate property and extraordinary items . Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's presentation of Funds From Operations. The following table sets forth the Company's calculation of Funds from Operations for the three and nine months ended September 30, 2000 and 1999.

                                              Three months ended           Nine months ended
                                          --------------------------  ---------------------------
                                          September 30, September 30, September 30,  September 30,
                                          ------------  ------------  -------------  ------------
                                              2000          1999          2000           1999
                                              ----          ----          ----           ----

Income before gain on the sales of
  real estate,  minority interests and
  extraordinary item                      $15,946,000   $13,426,000   $ 47,086,000   $37,454,000
Adjustments:

  Depreciation and amortization             8,689,000     7,084,000     22,306,000    19,376,000
  Unconsolidated joint ventures             1,232,000       366,000      3,295,000     1,102,000

  Minority interests (1)                   (4,602,000)   (3,616,000)   (14,105,000)   (8,378,000)
                                          -----------   -----------   ------------   -----------

       Funds From Operations              $21,265,000   $17,260,000   $ 58,582,000   $49,554,000
                                          ===========   ===========   ============   ===========
Weighted average number
shares outstanding diluted (1)             20,891,729    20,573,866     20,658,467    20,236,763
                                         ============   ===========   ============   ===========

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company believes that the principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of September 30, 2000 as interest rates and other terms are consistent with yields currently available to the Company for similar instruments.

For Year Ended:                              2000        2001      2002     2003      2004     Thereafter     Total
------------------------------------------------------------------------------------------------------------------------
Fixed rate debt (In thousands)
Amount                                      $ 19,265    2,916    11,396    20,855    2,888     304,506        $ 361,826
Average interest rate                            7.1%     6.6%      6.6%      6.9%     6.9%        6.9%

Variable rate LIBOR debt (In thousands)
Amount                                      $ 49,610        -    74,857         -        -      58,820(1)     $ 183,287
Average interest                                 8.3%       -       7.7%        -        -        5.50%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

The Company does not have any exposures related to forward contracts at September 30, 2000.

Part II   Other Information
-------   -----------------

Item 6:   Exhibits and Reports on Form 8-K

          A.    Exhibits
                --------

          10.1 Form of Revolving Loan Agreement among Essex Portfolio L.P., Bank of America and other banks as specified therein.

          27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)


          B.    Reports on Form 8-K
                -------------------

          None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ESSEX PROPERTY TRUST, INC.



                                  /S/ MARK J. MIKL
                                  ---------------------------------------
                                  Mark J. Mikl, Vice President and Controller
                                  (Authorized Officer and
                                  Principal Accounting Officer)


                                  November 10, 2000
                                  ---------------------
                                  Date