Form 10-K
period 2000-12-31
ESSEX PROPERTY TRUST INC
filed 2001-03-30
CIK 920522

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       or

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

               925 East Meadow Drive, Palo Alto, California 94303
               --------------------------------------------------
             (Address of principal executive offices)    (Zip code)

                                 (650) 494-3700
                                 --------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $.0001 par value                        New York Stock Exchange
Rights to purchase Series A Junior                    New York Stock Exchange
     Participating Preferred Stock, par value $.0001

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

                              [ X] Yes   [   ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

As of March 21, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $636,434,438. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March, 21, 2001, 18,701,013 shares of Common Stock ($.0001 par value) were outstanding.

LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part IV, Item 14, on page number 29.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 15, 2001.

                               TABLE OF CONTENTS
                                   FORM 10-K


PART I                                                                                                       Page No.
     Item 1     Business....................................................................................        1
     Item 2     Properties..................................................................................       14
     Item 3     Legal Proceedings...........................................................................       17
     Item 4     Submission of Matters to a Vote of Security Holders.........................................       17

PART II

     Item 5     Market for Registrant's Common Stock and Related Stockholder Matters........................       17
     Item 6     Summary Financial and Operating Data........................................................       19
     Item 7     Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............................................       22
     Item 7A    Quantitative and Qualitative Disclosures About Market Risk.................................        28
     Item 8     Financial Statements and Supplementary Data.................................................       28
     Item 9     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure......................................................       28

PART III

     Item 10    Directors and Executive Officers of the Registrant..........................................       28
     Item 11    Executive Compensation......................................................................       28
     Item 12    Security Ownership of Certain Beneficial Owners and Management..............................       28
     Item 13    Certain Relationships and Related Transactions..............................................       28

PART IV

     Item 14    Exhibits, Financial Statements Schedules and
                Reports on Form 8-K.........................................................................       29

     Signatures.............................................................................................      S-1

                                     PART I

Forward Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2001, potential acquisitions and developments, the anticipated performance of existing properties projected stabilization dates for development properties , future acquisitions and developments and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Report on Form 10-K for the year ended December 31, 2000, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1. Business

Description of Business
-----------------------

Essex Property Trust, Inc. ("the Company" or "Essex") is a self-administered and self-managed equity real estate investment trust ("REIT") engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Company's multifamily portfolio consists of ownership interests in 83 properties (comprising 18,673 apartment units), 9,446 units are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 4,023 units of which are located in Northern California (the San Francisco Bay Area) and 5,204 of which are located in the Pacific Northwest (4,073 units in the Seattle metropolitan area and 1,131 units in the Portland, Oregon metropolitan area). The Company also has ownership interests in an office building located in Northern California (Palo Alto) which houses the Company's headquarters, and three retail shopping centers located in the Pacific Northwest (the "Commercial Properties," and together with the Company's multifamily residential properties, the "Properties"). The Company and affiliated entities and joint ventures also have entered into commitments for the development of 1,349 units in 5 multifamily communities; two in Northern California and three in Southern California.

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

The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 89.6% general partnership interest and senior members of the Company's Board of Directors, management and certain outside investors own approximately 10.4% limited partnership interests in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

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

Business Principles
-------------------

The Company was founded on, has followed, and intends to continue to follow the business principles set forth below:

Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, the Company seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. The Company's Senior Vice President of Operations and the regional portfolio managers are accountable for overall property operations and performance. They supervise on-site managers, provide training for the on-site staff, monitor fiscal performance against budgeted expectations, monitor property performance against the performance of competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment.

Business Planning and Control. Real estate investment decisions are accompanied by a multiple year plan, to which executives and other managers responsible for obtaining future financial performance must agree. Performance versus plan serves as a significant factor in determining compensation.

Property Type Focus. The Company focuses on acquisition and development of multifamily residential communities, containing between 75 and 750 units. These types of properties offer attractive opportunities because such properties (i) are often mispriced by real estate sellers and buyers who lack the Company's ability to obtain and use real-time market information, (ii) provide opportunities for value enhancement since many of these properties have been owned by parties that are either inadequately capitalized or lack the professional property management expertise of the Company.

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

    . Rental Demand Created by High Cost of Housing. The Company concentrates on markets in which the cost of renting compares favorably to the cost of owning a home. In such markets, rent levels tend to be higher and operating expenses and capital expenditures, as a percentage of rent, are lower in comparison with markets that have a lower cost of owning a home.

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

Active Portfolio Management Through Regional Economic Research and Local Market Knowledge. The Company was founded on the belief that the key elements of successful real estate investment and portfolio growth include extensive regional economic research and local market knowledge. The Company utilizes its economic research and local market knowledge to make appropriate portfolio allocation decisions that it believes result in better overall operating performance and lower portfolio risk. The Company maintains and evaluates:

     . Regional Economic Data. The Company evaluates and reviews regional economic factors for the markets in which it owns properties and where it considers expanding its operations. The Company's research focuses on regional and sub-market supply and demand, economic diversity, job growth, market depth and the comparison of rents to down payments and occupancy costs associated with single-family housing.

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

Current Business Activities
---------------------------

The Company conducts substantially all of its activities through the Operating Partnership, of which it owns an approximate 89.6% general partnership interest. The approximate 10.4% limited partnership interests in the Operating Partnership are owned by directors, officers and employees of the Company and certain third-party investors. As the sole general partner of the Operating Partnership, the Company has operating control over the management of the Operating Partnership and each of the Properties. From time to time, the Company may invest in properties through the acquisition of an interest in another entity, based upon the criteria described above. The Company does not plan to invest in any securities of other entities not engaged in real estate related activities.

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

In the second quarter of 2000, The Company invested in three joint venture partnerships in which it holds limited partnership interests. Two of these partnerships own one multifamily property and the other partnership owns another multifamily property. These investments were made under arrangements whereby EMC became the general partner and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnerships cash redemption obligation.

California and other western states have experienced shortages of electricity and significantly higher natural gas prices, caused by the failure to expand capacity and transmission Infrastructure consistent with the region's economic growth. Residents of the multifamily properties operated by the Company are typically billed directly for the cost of gas and electricity, or energy, used in their apartment home. As a result, the Company's responsibility for energy costs is typically associated with the operation of the leasing office, swimming pools, spas and other amenities, site lighting, and vacant apartment units. In addition, many of the multifamily properties utilize a boiler system to produce hot water that is provided to residents at the Company's expense. In 2000, the Company incurred costs for natural gas and electricity in the operations of its Communities averaged $22 per unit per month. Electrical power disruption, and higher energy costs could adversely affect the local economies in which the Company's multifamily properties are located, which in turn, could adversely affect the revenues from those properties and the Company's results of operations in general.

Acquisitions
------------

During 2000, the Company acquired ownership interests in twelve multifamily properties consisting of 2,813 units with an aggregate purchase price of approximately $227,600,000. These investments were primarily funded by the contribution of equity from joint venture partners, issuance of Operating Partnership units which are convertible into Common Stock of the Company, cash generated from operations, proceeds from the dispositions of properties, proceeds from new and assumed loans and the Company's lines of credit. Of the twelve properties purchased in 2000, seven properties (1,834 units) are located in Southern California, three (540 units) are located in Northern California and two (439 units) are located in the Pacific Northwest.

Multifamily property ownership interests acquired in 2000 are as follows:

                                                          Purchase
                                                            Price
Property Name                      Location      Units  (in millions)
------------------------------  ---------------  -----  -------------
Southern California
      Barkley Apartments (1)    Anaheim, CA        161        $ 10.7
      Mariners Place            Oxnard, CA         105           7.6
      El Encanto                Tustin, CA         116          10.8
      Rosebeach                 La Mirada, CA      174          11.7
      City Heights (2)          Los Angeles, CA    687           9.7
      Woodland (3)              Orange, CA          90          10.1
      The Crest (3)             Pomona, CA         501          56.8
Northern California
      The Carlyle (4)           San Jose, CA       132          18.5
      Brookside Oaks (1)        Sunnyvale, CA      170          23.6
      Waterford Place (4)       San Jose, CA       238          35.1
Pacific Northwest
      Linden Square             Seattle, CA        183          15.5
      Hunt Club (3)             Lake Orange, CA    256          17.5
------------------------------  ---------------  -----        ------

Total Acquisitions                               2,813        $227.6
==============================                   =====        ======

(1) The Company holds a limited partner interest in the partnerships which own these multifamily properties. These investments were made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.
(2) Represents the acquisition of land underlying the property. Of the total purchase price of $45.3 million, $9.7 million was allocated to land, which is owned by Essex, and $35.6 million to building and improvements, which are owned by an unaffiliated third party and are subject to a lease agreement with Essex.
(3) The Company plans to contribute this property to a joint venture that may be formed in the future. Accordingly, the Company's investment in this asset is reflected in the Company's financial statements as notes receivable from investees and other related party receivables and investments.
(4) The Company issued an aggregate of 59,291 Operating Partnerships units convertible into Common Stock in conjunction with these transactions. The purchase price indicated above does not include a contingent payment to be determined at a future date. This additional payment will be based on an amount which provides Essex with a targeted yield on the property.

Dispositions
------------

In 2000 the Company sold one property in Northern California for $15.8 million. There was a $9,000 gain recognized on this sale. The Company also sold the buildings, land improvements, and a leasehold interest in the land for a property in Southern California for $15.3 million and realized a gain in the amount of $4.0 million. The land lease entitles Essex to receive a fixed land lease payment over a thirty four year term, which is subordinated to a $12,622,000, 8.25% fixed rate loan secured by the property, which matures in February 2007 and an interest in future appreciation. Essex can be required to sell the land after six years as specified in the buyout provisions of the agreement. The proceeds were used to fund acquisitions of multifamily properties and to repay borrowings under the Company's lines of credit.

Development
-----------

Development communities are defined by the Company as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2000, the Company had five development communities, with an aggregate of 1,349 multifamily units. During 2000, the Company announced three new development communities and also reached stabilized operations at five apartment properties containing units that were previously reported as development communities. In connection with the properties currently under development, the Company has directly, or in some cases through its joint venture entities, entered into contractual construction related commitments with unrelated third parties. As of December 31, 2000, the Company is committed to fund approximately $108.6 million. The following table sets forth information regarding the development communities at December 31, 2000.

                                                           Project         Project Cost
                                                      Estimated Cost (1)    Incurred  (1)
                                                           as of             as of
                                                          12/31/00          12/31/00         Projected
Development Communities    Location         Units        (in millions)    (in millions)    Stabilization
-----------------------    -------------    -----    -----------------    ------------     -------------
Joint Venture (2)
  Tierra Vista             Oxnard, CA         404            $ 58.0           $43.0           Jul. 2001
Predevelopment
  Chesapeake (3)           San Diego, CA      225               8.0             8.0              n/a
Direct Development (4)
  Kelvin Avenue (3)        Irvine, CA         138              21.5             4.2           Dec. 2002
  Vista Del Mar            Richmond, CA       312              43.8            14.5           Mar. 2003
  Essex at Lake Merritt    Oakland, CA        270              66.5            19.5           May 2003
  Predevelopment (5)                          n/a               3.9             3.9              n/a
-----------------------    -------------    -----            ------           -----           ---------
Total Development Communities               1,349            $201.7           $93.1             $20.5
=============================               =====            ======           =====           =========

(1) Project estimated cost as of December 31, 2000 includes total estimated and incurred costs for the development projects.
(2)  The Company is a  20% partner in the entity which is developing Tierra
     Vista.
(3) The Company plans to contribute this asset to a joint venture that may be formed in the future.
(4)  The Company is the sole owner of these development projects.
(5) Represents development projects which have not been finalized regarding estimated costs and units to be developed.

The Company intends to continue to pursue the development of multifamily communities to the extent that the market conditions and the specific project terms are considered favorable.

Redevelopment
--------------

Redevelopment communities are defined by the Company as existing properties owned or recently acquired which have been targeted for additional investment by the Company with the expectation of increased financial returns. Redevelopment communities typically have apartment units that are under construction and as a result, may have less than stabilized operations. The Company is entitled to receive redevelopment fee income on the joint venture redevelopment communities. As of December 31, 2000, the Company had the following five redevelopment communities.

                                                                                     Total Cost
                                                                  Estimated           incurred
                                                                Renovation Cost        as of
                                                                At 12/31/00 (2)       12/31/00         Projected
Redevelopment Communities (1)         Location          Units    (in millions)      (in millions)      Completion
---------------------------------  -----------------  ---------  ------------       ------------       ----------
Coronado @ Newport North  (3)      Newport Beach, CA        732         $13.6              $ 7.3       Sep. 2001
Hillcrest Park                     Newbury Park, CA         608          10.7                9.6       Jul. 2001
Westwood (4)                       Cupertino, CA            116           2.7                2.2       Sep. 2001
Glenbrook                          Pasadena, CA,             84           1.8                1.0       May 2001
Foothill/Twincreeks (5)            San Ramon, CA            176           0.4                0.4          n/a
---------------------------------  -----------------      -----         -----              -----      ----------
Total Redevelopment Communities                           1,716         $29.2              $20.5
=================================                         =====         =====              =====

(1) The Company owns 100% of each redevelopment community unless otherwise noted.
(2) Represents the projected cost of renovation of the apartment community excluding the original cost of land and buildings.
(3) The Company holds an approximate 49.9% interest in the joint venture that owns this property.
(4) The Company holds a 20% interest in the joint venture that owns this property.
(5) The redevelopment for this property includes renovation of the leasing center only.

Offices and Employees
---------------------

The Company is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon, Calabasas, California and Tustin, California. As of December 31, 2000, the Company had approximately 636 employees.

Environmental Matters
---------------------

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

The environmental studies revealed the presence of groundwater contamination on certain of the Properties. Certain of these Properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and one Property was previously occupied by an industrial user that was identified as the source of contamination. The environmental studies noted that certain of the Properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that contamination existed at certain Properties because of the former presence of underground fuel storage tanks that have been removed. There are asbestos-containing material in a number of the properties, primarily in the form of ceiling texture, floor tiles and adhesives, which are generally in good condition. At properties where radon, hydrogen sulfide or methane has been identified as a potential concern, the Company has implemented remediating measures and/or additional testing. Based on its current knowledge, the Company does not believe that future liabilities associated with asbestos, radon, hydrogen sulfide or methane will be material. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these Properties would not have a material adverse effect on the Company's financial condition, result of operations, or liquidity.

Certain Properties that have been sold by the Company were identified as having potential groundwater contamination. While the Company does not anticipate any losses or costs related to groundwater contamination on Properties that have been sold, it is possible that such losses or costs may materialize in the future.

Except with respect to one Property, the Company has no indemnification agreements from third parties for potential environmental clean-up costs at its
Properties.   The Company has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the properties formerly owned by the Company. No assurance can be given that existing environmental studies with respect to any of the Properties reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the Properties. The Company has limited insurance coverage for the types of environmental liabilities described above.

Insurance
---------

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

Competition
-----------

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

Working Capital
---------------

The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and its amounts available on its lines of credit. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company has credit facilities in the committed amount of approximately $150,000,000. At December 31, 2000 the Company had an outstanding balance of $93,469,000 under these facilities.


Other Matters/Risk Factors

Debt Financing
--------------

At December 31, 2000, the Company had approximately $595,535,000 of indebtedness (including $170,513,000 of variable rate indebtedness, of which $58,820,000 is capped at interest rates ranging from 7.1% to 7.3%).

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

Uncertainty of Ability to Refinance Balloon Payments

At December 31, 2000, the Company had an aggregate of approximately $595,535,000 of mortgage debt and line of credit borrowings, some of which are subject to balloon payments of principal. The Company does not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and the line of credit borrowings. At December 31, 2000, these mortgages and lines of credit borrowings had the following scheduled maturity dates: 2001 - $28.1 million; 2002 - $97.8 million; 2003 - $20.9 million; 2004 -
$2.9 million, 2005 - $34.9 million, 2006 and thereafter - $410.9 million. The Company may not be able to refinance such mortgage indebtedness. The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the mortgage. This could mean a loss to the Company of income and asset value. Alternatively, the Company may be required to refinance the debt at higher interest rates. If the Company is unable to make such payments when due, a mortgage lender could foreclose on the property securing the mortgage, which could have a material adverse effect on the financial condition and results of operations of the Company.

Risk Of Rising Interest Payments

At December 31, 2000, the Company had approximately $58,820,000 of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax exempt securities (which matures at various dates from 2020 through 2026), $18,224,000 of long-term variable rate indebtedness bearing interest at 1.75% over LIBOR, which matures in May, 2001 and $93,469,000 of variable rate indebtedness under its lines of credit bearing interest at rates ranging from 1.15% - 1.175% over LIBOR. Although, $58,820,000 of long-term variable rate indebtedness is subject to an interest rate protection agreement, which may reduce the risks associated with fluctuations in interest rates, the remaining $111,693,000 of long-term variable rate indebtedness is not subject to any interest rate protection agreement, consequently, an increase in interest rates may have an adverse effect on net income and results of operations of the Company.

Risk of losses on Interest Rate Hedging Arrangements

The Company has, from time to time, entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so.
Although these agreements may partially protect against rising interest rates, these agreements also may reduce the benefits to the Company when interest rates decline. There can be no assurance that any such hedging arrangements can be refinanced or that the Company will be able to enter into other hedging arrangements to replace existing ones if interest rates decline. Furthermore, interest rate movements during the term of interest rate hedging arrangements may result in a gain or loss on the Company's investment in the hedging arrangement. In addition, if a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks. In order to minimize counterparty credit risk, the Company's policy is to enter into hedging arrangements only with large financial institutions.

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

Risks That Development Activities Will Be Delayed,Not Completed, and/ or Fail to Achieve Expected Results

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

The Geographic Concentration Of The Properties And Fluctuations In Local Market May Adversely Impact Income

Significant amounts of rental revenues for the year ended December 31, 2000, were derived from Properties concentrated in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). As a result of this geographic concentration, if a local property market performs poorly, the income from the Properties in that market could decrease. As a result of such a decrease in income, the Company may be unable to pay expected dividends to the Company's stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently impacts the income generated from the Properties and their underlying values. The financial results of major local employers may also impact the cash flow and value of certain of the Properties. Economic downturns in the local markets in which the Company owns properties could have a negative impact on the financial condition and results from operations of the Company.

Of our 83 ownership interests in multi-family residential properties, 57 are located in California. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition and results of operations.

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

Debt Financing On Properties May Result In Insufficient Cash Flow

Where possible, the Company intends to continue to use leverage to increase the rate of return on its investments and to provide for additional investments that the Company could not otherwise make. There is a risk that the cash flow from the Properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended. The Company may obtain additional debt financing in the future, through mortgages on some or all of the Properties. These mortgages may be recourse, non-recourse, or cross-collateralized. As of December 31, 2000, the Company had 41 properties encumbered by debt. Of the 41 properties, 22 are secured by deeds of trust relating solely to those properties, and with respect to the remaining 19 properties, five cross-collateralized mortgages are secured by eight properties, three properties, three properties, three properties and two properties, respectively. The holders of this indebtedness will have a claim against these Properties and to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by Properties. Foreclosure of Properties would cause a loss to the Company of income and asset value.

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

Existing Registration Rights And Preemptive Rights May Have An Adverse Effect On The Market Price Of The Shares

Registration rights are held by the senior members of the Company's management and certain outside investors (collectively, the "Operating Partnership Holders") who as of December 31, 2000 owned approximately 10.4% limited partnership interests in the Operating Partnership. These rights include certain "demand" and "piggyback" registration rights with respect to shares of Common Stock issuable in connection with the exchange of their limited partnership interests in the Operating Partnership. The aggregate 10.4% limited partnership interests held by the "Operating Partnership Holders" in the Operating Partnership is exchangeable for an aggregate of 2,129,430 shares of Common Stock. In addition, the Operating Partnership has invested in certain real estate partnerships. Certain partners in such limited partnerships have the right to have their limited partnership interests in such partnerships redeemed for cash or, at the Company's option, for 1,070,450 shares of Common Stock. These partners also have certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock that may be issued in exchange for such limited partnership interests. All of the registration rights discussed above could materially adversely affect the market price for the shares of Common Stock.

Our Chairman is Involved in Other Real Estate Activities and Investments, Which May Lead to Conflicts of Interest

Our Chairman, George Marcus, owns interests in various other real estate-related business and investments. He is the Chairman of the Marcus & Millichap Company ("M&M"), which is a real estate brokerage firm. M&M has an interest in Pacific Properties, a company that invests in West Coast multifamily residential properties. The Company has sold an office building which it previously occupied the Marcus & Millichap Company.

Mr. Marcus has entered into an agreement with the Company whereby the Company has the right of first refusal to acquire multifamily properties under contract by Marcus & Millichap and its affiliates. Notwithstanding this agreement, Mr. Marcus and affiliated entities, may potentially compete with the Company in acquiring multifamily properties, which competition may be detrimental to the Company. In addition, due to such potential competition for real estate investments, Mr. Marcus and affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Company's shareholders.

The Influence of Executive Officers, Directors and Significant Stockholders May Be Detrimental To Holders of Common Stock

As of December 31, 2000, George M. Marcus, the Chairman of the Company's Board of Directors, beneficially owned 1,969,183 shares of Common Stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and assuming exercise of all vested options). This represents approximately 9.6% of the outstanding shares of Common Stock. Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all stockholders of the Company.

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

In addition, while any shares of preferred stock (into which the preferred units are exchangeable) are outstanding, the Company (1) may not authorize or create any class of series of stock that ranks senior to this preferred stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of the Company, or (2) amend, alter or repeal the provisions of the Company's Charter or Bylaws, that would materially and adversely affect these rights without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock (as applicable), each voting separately as a single class. Also, while any shares of preferred stock are outstanding, the Company may not (1) merge or consolidate with another entity, or (2) transfer substantially all of its assets to any corporation or other entity, without the affirmative vote of the holders of at least two-thirds of each series of preferred stock, each voting separately as a class, unless the transaction meets certain criteria. These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions by the Company that would otherwise benefit the holders of the Company's Common Stock.

Exemption Of George Marcus From The Maryland Business Combination Law May Allow Certain Transactions Between The Company And George Marcus To Proceed Without Compliance With Such Law

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

However, as permitted by the statute, the Board of Directors irrevocably has elected to exempt any business combination by the Company George M. Marcus, William A. Millichap, who are the chairman and a director of the Company, respectively, and The Marcus & Millichap Company ("M&M") or any entity owned or controlled by Messrs Marcus and Millichap and M&M. Consequently, the five-year prohibition and the super-majority vote requirement described above will not apply to any business combination between the Company and, Mr. Marcus, Mr. Millichap, or M&M. As a result, the Company may in the future enter into business combinations with Messrs Marcus and Millichap and M&M, without compliance with the super-majority vote requirements and other provisions of the Maryland General Corporation Law.

Anti-Takeover Provisions Contained In The Operating Partnership Agreement, Charter, Bylaws, And Certain Provisions Of Maryland Law Could Delay, Defer Or Prevent A Change In Control Of the Company

While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership's Partnership Agreement place limitations on the Company's ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the stockholders. The Partnership Agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, the

Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company's general partner interest in the Operating Partnership to another entity. Such limitations on the Company's ability to act may result in the Company being precluded from taking action that the Board of Directors believes is in the best interests of the Company's stockholders. In addition, as of December 31, 2000, two individuals together held more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

The Company's charter authorizes the issuance of additional shares of Common Stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the Common Stock. Although the Company has no intention to issue any additional shares of preferred stock at the present time, the Company may establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control of the Company. Such a transaction might involve a premium price for the Company's stock or otherwise be in the best interests of the holders of Common Stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of Common Stock.

The Company's charter, as well as its stockholder rights plan, also contains other provisions that may delay, defer or prevent a transaction or a change in control of the Company that might be in the best interest of the Company's stockholders. The Company's stockholder rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company's stockholders. Also, the Bylaws may be amended by the Board of Directors to include provisions that would have a similar effect, although the Company presently has no such intention. The Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% percent in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of Common Stock and limit the opportunity for stockholders to receive a premium for their shares of Common Stock.

In addition, the Maryland General Corporations Law restricts the voting rights of shares deemed to be "control shares." Under the Maryland General Corporations Law, "control shares" are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt the Company from the control share provisions of the Maryland General Corporations Law, the provisions of the Bylaws may be amended or eliminated by the Board of Directors at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporations Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporations Law could delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the stock or otherwise be in the best interests of its stockholders.

The Company's Guarantee of the Director and Executive Stock Purchase Program May Lead to Liability For the Company

In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's Common Stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open marked transactions, 223,475 shares of the Company's Common Stock. The agreement terminates in five years, or earlier under certain circumstances, at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances the participants may be required to provide collateral to the securities broker. The Company has guaranteed performance of the participants with respect to any obligations relating to the swap agreement. Due to this guarantee, if the swap agreement, upon its termination, results in a net loss to participants, the Company could be liable for paying the loss. Further, if collateral is required to be advanced to the securities broker, the Company could be obligated to make such advance, which in turn could be costly to the Company.

Bond Compliance Requirements May Limit Income From Certain Properties

At December 31, 2000, the Company had approximately $58.8 million of tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Meadowood Apartments and Camarillo Oaks Apartments. This tax-exempt financing subjects these Properties to certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code of 1986, as amended, (the "Code") and its related regulations impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if the Company is required to lower rental rates to attract residents who satisfy the median income test. If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

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

From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. In certain circumstances, the Operating Partnership's interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership's ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership's objectives. In addition, the Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity.

In addition, the Company has and in the future may enter into transactions that could require it to pay the tax liabilities of partners which contribute assets into joint ventures or the Company's Operating Partnership for negotiated periods of the years in the event that certain taxable events, which are within the Company's control, occur. Although the Company plans to hold the contributed assets or defer recognition per Internal Revenue Code Section 1031, this is no assurance that it will be able to do so and if such tax liabilities were incurred they would have a material impact on the Company's financial position.

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

Changes In Financing Policy; No Limitation On Debt

The Company has adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt-to-total-market-capitalization is as follows:

  total property indebtedness
  ----------------------------------------------------------------    =     debt-to-total-market-capitalization
  total property indebtedness + total equity market capitalization

As used in the above formula, total market capitalization is equal to the aggregate market value of the outstanding shares of Common Stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of Common Stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), the Company's debt-to-total-market-capitalization ratio was approximately 30.5% as of December 31, 2000.

The Company's organizational documents and the organizational documents of the Operating Partnership do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, the Board of Directors could change current policies and the policies of the Operating Partnership regarding indebtedness. If these policies were changed, the Company and the Operating Partnership could incur more debt, resulting in an increased risk of default on the Company's obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect the financial condition and results of operations of the Company. Such increased debt could exceed the underlying value of the Properties.

Failure To Qualify As A Real Estate Investment Trust

The Company has operated as a qualified real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. Although the Company believes that it has operated in a manner which satisfies the real estate investment trust qualification requirements, no assurance can be given that the Company will continue to do so. A real estate investment trust is generally not taxed on its net income distributed to its stockholders. It is required to distribute at least 90% of its taxable income to maintain qualification as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under the highly technical and complex Internal Revenue Code of 1986, as amended, provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the Company's control.

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

Other Matters

Certain Policies of the Company
-------------------------------

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

The Company primarily invests in multifamily properties in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest ( the Seattle, Washington and Portland, Oregon metropolitan areas). The Company currently intends to continue to invest in multifamily properties in such regions, but may change such policy without a vote of the stockholders.

The policies discussed above may be reviewed and modified from time to time by the Board of Directors without the vote of the stockholders.

Item 2. Properties

The Company's property portfolio (including partial ownership interests) consists of the following 87 Properties: 83 multifamily residential Properties containing 18,673 apartment units, one office building, which houses the Company's headquarters, with approximately 17,400 square feet and three retail properties with approximately 236,000 square feet. The Properties are located in Northern California (the San Francisco Bay Area), Southern California ( Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Company's multifamily Properties accounted for approximately 94% of the Company's revenues for the year ended December 31, 2000. The 83 multifamily residential Properties had an average occupancy rate (based on "Financial Occupancy", which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) during the year ended December 31, 2000 of approximately 97%. As of December 31, 2000, the headquarters building was 100% occupied by the Company and the three retail centers had an occupancy rate of 92%. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on Financial Occupancy. With respect to commercial properties or properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on " Physical Occupancy" which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage.

For the year ended December 31, 2000, none of the Company's Properties had book values equal to 10% or more of total assets of the Company or gross revenues equal to 10% or more of aggregate gross revenues of the Company.

Multifamily Residential Properties
----------------------------------

The Company's multifamily Properties are generally suburban garden apartments and townhomes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The multifamily properties have on average 225 units, with a mix of studio, one, two and some three bedroom units. A wide variety of amenities are available at each apartment community, including, covered parking, wood-burning fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

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

Office Buildings
----------------

The Company's corporate headquarters are located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Company acquired this property in 1997.

The following tables describe the Company's Properties as of December 31, 2000. The first table describes the Company's multifamily residential properties and the second table describes the Company's commercial properties.

                                                                            Rentable
                                                                             Square      Year       Year
Multifamily Residential Properties (1)              Location       Units    Footage      Built    Acquired    Occupancy(2)
-----------------------------------------------------------------------------------------------------------------------
Northern California
Brookside Oaks (3)(4)                          Cupertino, CA          170     119,980   1973          2000           98%
Westwood (5)                                   Cupertino, CA          116     135,288   1963(6)       1998           97%(7)
Stevenson Place                                Fremont, CA            200     146,296   1971(8)       1982           97%
Treetops (9)                                   Fremont, CA            172     131,270   1978          1996           99%
Wimbledon Woods                                Hayward, CA            560     462,400   1975          1998           96%
Summerhill Commons                             Newark, CA             184     139,012   1987          1987           98%
Marina Cove (10)                               Santa Clara, CA        292     250,294   1974          1994           99%
Plumtree                                       Santa Clara, CA        140     113,260   1975          1994           99%
Mt. Sutro Terrace (11)                         San Francisco, CA       99      64,095   1973          1999           99%
Carlye, The (12)                               San Jose, CA           132     129,216   2000          2000           94%
Waterford Place (12)                           San Jose, Ca           238     219,642   2000          2000           94%
Bel Air                                        San Ramon. CA          462     391,136   1988(13)      1995           97%
Eastridge                                      San Ramon, CA          188     174,104   1988          1996           97%
Foothill Gardens                               San Ramon, CA          132     155,100   1985          1997           97%
Twin Creeks                                    San Ramon, CA           44      51,700   1985          1997           97%
Bristol Commons (9)                            Sunnyvale, CA          188     142,668   1989          1995           99%
Oak Pointe                                     Sunnyvale, CA          390     294,180   1973          1988           99%
Summerhill Park                                Sunnyvale, CA          100      78,584   1988          1988           99%
Windsor Ridge                                  Sunnyvale, CA          216     161,892   1989          1989           99%
                                                                   ------  ----------                           -------
                                                                    4,023   3,360,117                                98%
Pacific Northwest
Seattle, Washington Metropolitan Area
Emerald Ridge                                  Bellevue, WA           180     144,036   1987          1994           95%
Foothill Commons (9)                           Bellevue, WA           360     288,317   1978          1990           97%
The Palisades (9)                              Bellevue, WA           192     159,792   1977          1990           97%
Sammamish View                                 Bellevue, WA           153     133,590   1986          1994           97%
Woodland Commons (9)                           Bellevue, WA           236     172,316   1978          1990           93%
Inglenook Court                                Bothell, WA            224     183,624   1985          1994           97%
Salmon Run at Perry Creek                      Bothell, WA            132     117,125   2000          2000           96% (14)
Stonehedge Village (9)                         Bothell, WA            196     214,872   1986          1997           95%
Park Hill at Issaquah (15)                     Issaquah, WA           245     277,778   1999          1999           92%
Wandering Creek                                Kent, WA               156     124,366   1986          1995           96%
Bridle Trails (9)                              Kirkland, WA            92      73,448   1986          1997           97%
Evergreen Heights                              Kirkland, WA           200     188,340   1990          1997           96%
Laurels at Mill Creek                          Mill Creek, WA         164     134,360   1981          1996           96%
Anchor Village (3)                             Mukilteo, WA           301     245,928   1981          1997           89%
Castle Creek                                   Newcastle, WA          216     191,935   1997          1997           95%
Brighton Ridge                                 Renton, WA             264     201,300   1986          1996           96%
Fountain Court (9)                             Seattle, WA            320     207,037   2000          2000           90% (14)
Linden Square                                  Seattle, WA            183     142,271   1994          2000           92%
Maple Leaf (9)                                 Seattle, WA             48      35,584   1986          1997           96%
Spring Lake (9)                                Seattle, WA             69      42,325   1986          1997           97%
Wharfside Pointe                               Seattle, WA            142     119,290   1990          1994           92%
Portland, Oregon Metropolitan Area
Jackson School Village (9)                     Hillsboro, OR          200     196,896   1996          1996           97%
Landmark                                       Hillsboro, OR          285     282,934   1990          1996           97%
Hunt Club (16)                                 Lake Oswego, OR        256     198,056   1985          2000           93%
Meadows at Cascade Park                        Vancouver, WA          198     199,377   1989          1997           97%
Village at Cascade Park                        Vancouver, WA          192     178,144   1989          1997           96%
                                                                   ------  ----------                           -------
                                                                    5,204   4,453,041                                95%
Southern California
Barkley Apartments (4)(17)                     Anaheim, CA            161     139,835   1984(18)      2000           95%
Vista Pointe (19)                              Anaheim, CA            286     242,410   1968          1985           94%
Camarillo Oaks (9)                             Camarillo, CA          564     459,072   1985          1996           94%
Casa Mango (5)                                 Del Mar, CA             96      88,112   1981          1997           96%
Wilshire Promenade                             Fullerton, CA          128     108,470   1992          1997           96%
Hampton Court (Columbus) (9)                   Glendale, CA            83      71,573   1974(20)      1999           92%
Hampton Place (Loraine) (9)                    Glendale, CA           132     141,591   1970(21)      1999           92%

Huntington Breakers (9)                        HuntingtonBeach,CA     342     241,763   1984          1997           96%
Hillsborough Park                              La Habra, CA           235     215,510   1999          1999           97%
Rosebeach (16)                                 La Mirada, CA          174     172,202   1970          2000           98%
Trabuco Villas                                 Lake Forest, CA        132     131,032   1985          1997           96%
Pathways                                       Long Beach, CA         296     197,720   1975          1991           97%
Bunker Hill (9)                                Los Angeles, CA        456     346,672   1968          1998           97%
City Heights (19)                              Los Angeles, CA        687     424,170   1968          2000           92%
Cochran Apartments                             Los Angeles, CA         58      51,468   1989          1998           96%
Kings Road                                     Los Angeles, CA        196     132,112   1979          1997           98%
Park Place                                     Los Angeles, CA         60      48,000   1988          1997           96%
Windsor Court                                  Los Angeles, CA         58      46,600   1988          1997           96%
Mirabella                                      Marina Del Rey         188     176,860   2000          2000           98%(14)
Hillcrest Park (Mirabella)                     Newbury Park, CA       608     521,968   1973(22)      1998           97%(7)
Coronado at Newport North (23)                 Newport Beach, CA      732     459,677   1968(24)      1999           81%(7)
Coronado at Newport South (23)                 Newport Beach, CA      715     498,716   1968          1999           92%
Fairways (9)(25)                               Newport Beach, CA       74     107,160   1972          1999           94%
Woodland Apartments (16)                       Orange, CA              90     108,000   1969          2000           98%
Mariners Place                                 Oxnard, CA             105      77,254   1987          2000           96%
Village Apartments                             Oxnard, CA             122     122,120   1974          1997           97%
Monterra Del Mar (Windsor Terrace)             Pasadena, CA           122      74,475   1972(26)      1999           93%
Monterra del Rey (Glenbrook)                   Pasadena, CA            84      73,101   1972(27)      1999           83%(7)
Monterra del Sol (Euclid)                      Pasadena, CA            85      69,295   1972(28)      1999           83%
Crest, The (16)                                Pomona, CA             501     498,036   1986          2000           87%
Highridge (3)                                  Rancho Palos, CA       255     290,250   1972          1997           96%
Bluffs II, The (29)                            San Diego, CA          224     126,744   1974          1997           98%
Riverfront (5)                                 San Diego, CA          229     231,006   1990          1997           98%
Meadowood (9)                                  Simi Valley, CA        320     264,568   1986          1996           96%
Tara Village                                   Tarzana, CA            168     173,600   1972          1997           96%
El Encanto (16)                                Tustin, CA             116      92,760   1969          2000           95%
Villa Scandia                                  Ventura, CA            118      71,160   1971          1997           97%
Avondale at Warner Center                      Woodland Hills, CA     446     331,072   1970          1999           94%
                                                                   ------  ----------                           -------
                                                                    9,446   7,626,134                                96%
                                                                   ====== ===========                           =======


 Total/Weighted Average                                            18,673  15,323,244                                97%
                                                                   ======  ==========                           =======

                                                                Number
                                                                 of          Rentable    Year     Year
Property Name(1)                           Location            Tenants   Square Footage  Built  Acquired  Occupancy(2)
---------------------------------------------------------------------------------------------------------------------
Office Buildings
925 East Meadow Drive                          Palo Alto, CA          1          17,404   1988      1997          100%
                                                                                                                  ---

Shopping Centers
Canby Square (3)                                 Canby, OR           18         102,403   1976      1990           84%
Powell Villa Center (3)                        Portland, OR           8          63,645   1959      1990          100%
Garrison Square (3)                            Vancouver, WA         15          69,790   1962      1990           93%
                                                                     --         -------                           ---

Total Shopping Centers                                               41         235,838
                                                                     --         -------

Total Commercial Properties                                          42         253,242                            94%
                                                                     ==         =======                           ===


(1) Unless otherwise specified, the Company has a 100% ownership interest in each Property.
(2) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 2000; for the Commercial Properties, occupancy rates are based on Physical Occupancy as of December 31, 2000.
(3) The Company has a 1.0% special limited partnership interest in this property.
(4) The Company holds a limited partner interest in the partnerships which own these multifamily properties. These investments were made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.

     (5)  The Company has a 20.0% ownership interest in this property.
     (6) The Company is in the process of performing a $2.7 million redevelopment on this property.
     (7) Financial Occupancy includes the impact of units that were not occupied due to redevelopment activity at this property.
     (8) The Company completed an approximately $4.5 million redevelopment on this property in 1998.
     (9) This Property is owned by a single asset limited partnership in which the Company has a minimum 99.0% limited partnership interest.
     (10) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
     (11) The Company has an approximate 46% limited partnership interest in this property.
     (12) The Company issued an aggregate 59,291 Operating Partnerships units convertible into Common Stock in conjunction with these transactions. The purchase price does not include a contingent payment to be determined at a future date. This additional payment will be based on an amount which provides Essex with a targeted yield on the property.
     (13) The Company completed construction of 114 units of the property's 462 total units in 2000.
     (14) Financial occupancy on development properties that have reached stabilization is computed from the date of stabilization through December 31, 2000.
     (15) The Company has as approximate 45% limited partnership interest in this property.
     (16) The Company plans to contribute the property to a joint venture that may be formed in the future. Accordingly, the Company's net investment in this asset is reflected in the Company's financial statements as notes receivable from investees and related parties and investments.
     (17) The Company has a 30% special limited partnership interest in this property.
     (18) The property is subject to a ground lease, which, unless extended, will expire in 2082.
     (19) The Company owns the land of this property and has entered into a leasehold interest for which it receives a monthly payment for the 34 year term of the lease. The Company may be required to sell its interest after 7 years.
     (20) The Company completed an approximate $1.6 million redevelopment on this property in 2000.
     (21) The Company completed a approximate $2.3 million redevelopment on this property in 2000.
     (22) The Company is in the process of performing a $10.7 million redevelopment on this property.
     (23) The Company has an approximate 49.9% ownership interest in this property.
     (24) The Company is in the process of performing a $13.6 million redevelopment on this property.
     (25) This property is subject to a ground lease, which, unless extended, will expire in 2027.
     (26) The Company completed an approximate $1.9 million redevelopment on the property in 2000.
     (27) The Company is in the process of performing a $1.8 million redevelopment on this property.
     (28) The Company is in the process of performing a $1.7 million redevelopment on this property.
     (29) The Company has an 84.0% limited partnership interest in this property.

Item 3. Legal Proceedings

Neither the Company nor any of the Properties is presently subject to any material litigation nor, to the Company's knowledge, is there any material litigation threatened against the Company or the Properties. The Properties are subject to certain routine litigation and administrative proceedings arising in the ordinary course of business, which, taken together, are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

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

Market Information
------------------

The Company's common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended          High      Low     Close
--------------------  -------  -------  -------

December 31, 2000     $57.750  $50.500  $54.750
September 30, 2000    $56.500  $42.000  $55.375
June 30, 2000         $44.000  $36.000  $42.016
March 31, 2000        $36.313  $32.563  $36.000

December 31,1999      $34.000  $33.688  $34.000
September 30,1999     $34.938  $34.125  $34.938
June 30, 1999         $35.500  $34.313  $35.375
March 31, 1999        $26.250  $25.688  $26.125

  The closing price as of March 21, 2001 was $50.13

Holders
-------

The approximate number of holders of record of the shares of the Company's common stock was 177 as of March 21, 2001. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

Return of Capital
-----------------

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of cash dividend that exceeds earnings and profits is a return of capital. The return of capital is generated due to the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits. The status of the cash dividends distributed for the years ended December 31, 2000, 1999 and 1998 for tax purposes is as follows:

                                 2000    1999      1998
                                 ----    ----      ----

Taxable portion                100.00%  100.00%   85.00%
Return of capital                   -        -    15.00%
                               -------  -------  -------
                               100.00%  100.00%  100.00%
                               =======  =======  =======

The most significant factor that caused an increase in the 1998 return of capital percentage as compared to 2000 and 1999 was that in 1998 the Company incurred a loss on the early extinguishment of debt of $4,718,000 as compared to $119,000 and $214,000 in 2000 and 1999, respectively.

Dividends and Distributions
---------------------------

Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. From inception, the Company has paid the following dividends per share of common stock:

   Quarter Ended               1994           1995           1996           1997           1998           1999           2000
--------------------        -------        -------        -------        -------        -------         ------         ------
        3/31               N/A             $0.4175        $0.4250        $0.4350        $0.4500         $.5000         $.5500
        6/30                $0.0800        $0.4175        $0.4250        $0.4350        $0.5000         $.5500         $.6100
        9/30                $0.4175        $0.4250        $0.4350        $0.4500        $0.5000         $.5500         $.6100
       12/31                $0.4175        $0.4250        $0.4350        $0.4500        $0.5000         $.5500         $.6100


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

Dividend Reinvestment and Share Purchase Plan
---------------------------------------------

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

Stockholder Rights Plan
-----------------------

In 1998, the Company adopted a stockholder rights plan that is designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. The rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company's stockholders.

On October 13, 1998, the Board declared a one of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.0001 per share, of the Company, at a price of $99.13 per one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of November 11, 1998, between the Company and BankBoston, N.A. as Rights Agent.

Unregistered Sales of Securities
--------------------------------

In connection with the acquisition of The Carlyle Apartments (completed in April
2000) and The Waterford Place (completed in June 2000), a portion of the amount paid for the properties was funded through the issuance of units of limited partnership interest ("Units") in the Operating Partnership. Any time after one year from the date of issuance of the Units, the holders of the Units can require the Operating Partnership to redeem the Units for either cash, or at the Company's option an aggregate of 59,291 shares of the Company's common stock. This private placement of Units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Summary Financial and Operating Data

The following tables set forth summary financial and operating information for the Company from January 1, 1996 through December 31, 2000.

                                                                                            As of December 31,
                                                                     ---------------------------------------------------------------
                                                                         2000           1999       1998         1997         1996
                                                                     ---------------------------------------------------------------
                                                                               (Dollars in thousands, except per share amounts)
OPERATING DATA:
Revenues
    Rental                                                           $ 162,959     $ 137,262    $ 119,397    $  79,936   $   47,780
    Other property income                                                4,812         3,165        2,645        1,464          756
    Interest and other income                                           10,969         5,618        3,217        3,169        2,157
                                                                     ---------     ---------    ---------    ---------    ---------
       Total revenues                                                  178,740       146,045      125,259       84,569       50,693
                                                                     ---------     ---------    ---------    ---------    ---------
EXPENSES
    Property operating expenses                                         46,690        41,706       37,933       25,826       15,505
    Depreciation and amortization                                       30,765        26,150       21,948       13,992        8,855
    Amortization of deferred financing costs                               639           566          718          509          639
    General and administrative                                           6,062         4,263        3,765        2,413        1,717
    Other expenses                                                           -             -          930          138           42
    Interest                                                            30,384        21,268       19,374       12,659       11,442
                                                                     ---------     ---------    ---------    ---------    ---------
       Total expenses                                                  114,540        93,953       84,668       55,537       38,200
                                                                     ---------     ---------    ---------    ---------    ---------
    Income before gain on sales, minority interests and
    extraordinary item                                                  64,200        52,092       40,591       29,032       12,493
    Gain on sales of real estate                                         4,022         9,524            9        5,114        2,477
    Minority interests                                                 (23,750)      (17,838)      (9,554)      (4,469)      (2,648)

    Extraordinary item-loss on early extinguishment of debt               (119)         (214)      (4,718)        (361)      (3,441)
                                                                     ---------     ---------    ---------    ---------    ---------
Net income                                                           $  44,353     $  43,564       26,328     $ 29,316     $  8,881
                                                                     =========     =========    =========    =========    =========
Net income per share - diluted                                       $    2.37     $    2.36         1.36     $   1.92     $   1.12
                                                                     =========     =========    =========    =========    =========
    Weighted average common stock outstanding -
    diluted (in thousands)                                              18,658        18,491       16,809       15,285        7,348

Cash dividend per common share                                    $       2.38   $      2.15         1.95   $     1.77   $     1.72


                                                                                            As of December 31,
                                                                     ---------------------------------------------------------------
                                                                         2000           1999       1998         1997         1996
                                                                     ---------------------------------------------------------------

BALANCE SHEET DATA:
    Investment in real estate (before accumulated
    depreciation)                                                    1,156,408       929,076      889,964      730,987      393,809
     Net investment in real estate                                   1,036,909       832,471      812,175      702,716      354,715
     Real estate under development                                      38,231       120,414       53,213       20,234            -
     Total assets                                                    1,281,849     1,062,313      931,796      738,835      417,174
     Total property indebtedness                                       595,535       384,108      361,515      276,597      153,205
     Stockholders' equity                                              391,675       387,693      389,800      398,915      222,807


                                                                                            As of December 31,
                                                                     ---------------------------------------------------------------
                                                                         2000           1999       1998         1997         1996
                                                                     ---------------------------------------------------------------
OTHER DATA:
Debt service coverage ratio (1)                                           4.2x          4.7x         4.3x         4.4x         2.9x
Gross operating margin (2)                                                  72%           70%          68%          68%          68%
Average same property monthly rental rate per
  apartment unit (3)(4)                                          $      1,039   $       950          944   $      852   $      798
Average same property monthly operating expenses
  per apartment unit (3)(5)                                      $        271   $       259          256   $      257   $      248
 Total multifamily units (at end of period)                             18,673        15,106       12,267       10,700        6,624
Multifamily residential property occupancy rate(6)                          97%           96%          96%          96%          97%
Total multifamily properties (at end of period)                             83            72           63           59           36

(1) Debt service coverage ratio represents earnings before interest expense, taxes, depreciation and amortization ("EBITDA") divided by interest expense.

(2) Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization divided by rental revenues and other property income.

(3) Same property apartment units are those units in properties that the Company has consolidated for the entire two years ended as of the end of the period set forth. The number of same property apartment units in such properties may vary at each year end. Percentage changes in averages per unit do not correspond to total same property revenues and expense percent changes as discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of and for the years ended December 31, 2000, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Substantially all the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2000, 1999, and 1998 owned an approximate 89.6%, 89.7% and 89.9% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, expectation as to the total projected costs of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2001, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2000, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 96% of its property revenues for the years ended December 31, 2000, 1999, and 1998. The Company's properties ("the Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy level of the Company's portfolio has exceeded 95% for the last five years.

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

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 70 multifamily residential properties and its headquarters building, of which 15 are located in Northern California, 36 are located in Southern California, 15 are located in the Seattle Metropolitan Area and 4 are located in the Portland Metropolitan Area. In total, these acquisitions consist of 14,767 units with total capitalized acquisition costs of approximately $1,178.3 million. Additionally, since its IPO, the Company has acquired ownership interests in 8 multifamily development properties that have reached stabilized operations. These development properties consist of 1,540 units with total capitalized development costs of $164.9 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, eight multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $115.9 million resulting in a net realized gain of approximately $27.2 million and a deferred gain of $5.0 million.

The Company is developing 5 multifamily residential communities, with an aggregate of 1,349 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $124.1 million. As of December 31, 2000, the Company's remaining development commitment is approximately $108.6 million.

Results of Operations

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999.
---------------------------------------------------------------------------

Average financial occupancy rates of the Company's multifamily "Same Store Properties" (properties consolidated by the Company for each of the years ended December 31, 2000 and 1999) increased to 96.8% for the year ended December 31, 2000 from 96.0% for the year ended December 31, 1999. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents. The regional breakdown of financial occupancy for the Same Store Properties for the years ended December 31, 2000 and 1999 are as follows:


                              December 31,   December 31,
                                      2000           1999
                                      ----           ----

       Northern California            98.2%          96.6%
       Southern California            96.3%          96.8%
       Pacific Northwest              95.9%          94.7%

Total Revenues increased by $32,695,000 or 22.4% to $178,740,000 in 2000 from $146,045,000 in 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 2000/1999 Same Store Properties.

                                                        Years Ended
                                                        December 31,
                                       Number of     ------------------   Dollar   Percentage
                                       Properties      2000      1999     Change     Change
                                       ----------    --------  --------   ------   ----------
                                                     (dollars in thousands)
Revenues
 Property revenues
  Same Store Properties
   Northern California                   12         $ 45,408  $ 39,705  $ 5,703        14.3%
   Southern California                   13           38,306    35,821    2,485         6.9
   Pacific Northwest                     19           35,122    33,315    1,807         5.4
                                         --         --------  --------  -------  ----------
    Total property revenues
    Same Store Properties
                                         44          118,836   108,841    9,995         9.2
                                         ==
 Property revenues properties
  acquired/disposed of
  subsequent to January 1, 1999 (1)                   48,935    31,586   17,349        54.9
                                                    --------  --------  -------  ----------
    Total property revenues                          167,771   140,427   27,344        19.5
                                                    --------  --------  -------  ----------

Interest and other income                             10,969     5,618    5,351        95.3
                                                    --------  --------  -------  ----------
    Total revenues                                  $178,740  $146,045  $32,695        22.4%
                                                    ========  ========  =======  ==========

(1) Also includes one commercial property, redevelopment communities and development communities.

As set forth in the above table, $17,349,000 of the $32,695,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1999; the commercial property, redevelopment communities and development communities. During this period, the Company acquired interests in 12 properties, (the "Acquisition Properties"), and disposed of 1 multifamily property and six retail shopping centers, (the "Disposition Properties").

Of the increase in total revenues, $9,995,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 9.2% to $118,836,000 in 2000 from $108,841,000 in 1999. The majority of this increase was attributable to the 12 multifamily Same Store Properties located in Northern California, the property revenues of which increased by $5,703,000 or 14.3% to $45,408,000 in 2000 from $39,705,000 in 1999. This $5,703,000 increase is primarily attributable to rental rate increases, and an increase in average financial occupancy to 98.2% in 2000 from 96.6% in 1999. The 13 multifamily Same Store Properties located in Southern California accounted for the next largest contribution to this Same Store Property revenues increase. The property revenues of these properties increased by $2,485,000 or 6.9% to $38,306,000 in 2000 from $35,821,000 in 1999. This $2,485,000 increase is primarily attributable to rental rate increases, which were offset in part by a decrease in average financial occupancy to 96.3% in 2000 from 96.8% in 1999. The 19 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to this Same Store Property revenues increase.
The property revenues of these properties increased by $1,807,000 or 5.4% to $35,122,000 in 2000 from $33,315,000 in 1999. This $1,807,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 95.9% in 2000 from 94.7% in 1999.

The increase in total revenue also reflected an increase of $5,351,000 attributable to interest and other income, which primarily relates to income and fees earned on the Company's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

Total Expenses increased by $20,587,000 or approximately 21.9% to $114,540,000 in 2000 from $93,953,000 in 1999. The most significant factor contributing to this increase was the growth in the Company's multifamily portfolio from 68 properties (15,106 units) at January 1, 1999 to 83 properties (18,673 units) at December 31, 2000. Interest expense increased by $9,116,000 or 42.9% to $30,384,000 in 2000 from $21,268,000 in 1999. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property and investment acquisitions and a decrease in the capitalization of interest charges on the Company's development and redevelopment communities of $2,266,000 or approximately 43.8% to $2,906,000 from $5,172,000 in 1999.
Property operating expenses, exclusive of depreciation and amortization, increased by $4,984,000 or 12.0% to $46,690,000 in 2000 from $41,706,000 in
1999. Of such increase, $5,066,000 is attributable to properties acquired or disposed of subsequent to January 1, 1999, which was offset by a decrease in operating expenses for the Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 27.8% for 2000 and 29.7% for 1999. General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as corporate and partnership administration and non- operating expenses. Such expenses increased by $1,799,000 in 2000 from the 1999 amount. This increase is largely due to additional staffing requirements resulting from the growth of the Company. General and administrative expenses as a percentage of total revenues were 3.4% for 2000 and 2.9% for 1999.

Minority interests increased by $5,912,000 to $23,750,000 in 2000 from $17,838,000 in 1999. This is primarily due to an issuance of perpetual preferred units in 1999.

Net income increased by $789,000 to $44,353,000 in 2000 from $43,564,000 in
1999. Net income for 2000 also included a gain on sales of real estate of $4,022,000 as compared with $9,524,000 in 1999. The net effect of this item was offset by the net operating income of the Acquisition Properties and an increase in net operating income from the Same Store Properties.



Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998.
---------------------------------------------------------------------------

Average financial occupancy rates of the Company's multifamily "1999/1998 Same Store Properties" (properties consolidated by the Company for each of the years ended December 31, 1999 and 1998) increased to 96.4% for the year ended December 31, 1999 from 96.0% for the year ended December 31, 1998. The regional breakdown of financial occupancy for the 1999/1998 Same Store Properties for the years ended December 31, 1999 and 1998 are as follows:

                              December 31,   December 31,
                                  1999           1998
                              -------------  -------------

       Northern California            97.2%          96.9%
       Southern California            97.1%          96.5%
       Pacific Northwest              94.9%          94.5%

Total Revenues increased by $20,786,000 or 16.6% to $146,045,000 in 1999 from $125,259,000 in 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 1999/ 1998 Same Store Properties.

                                                      Years Ended
                                                      December 31,
                                       Number of   ------------------  Dollar   Percentage
                                       Properties    1999      1998    Change     Change
                                       ----------  --------  --------  -------  -----------
                                                      (dollars in thousands)

Revenues
 Property revenues
 Same Store Properties
  Northern California                    12      $ 37,506  $ 35,943  $ 1,563         4.3%
  Pacific Northwest                      18        30,946    29,611    1,335         4.5
  Southern California                    12        30,042    27,942    2,100         7.5
                                         --      --------  --------  -------  ----------
   Total property revenues
 1999/1998 Same Store Properties         42        98,494    93,496    4,998         5.4
                                         ==
 Property revenues properties
  acquired/disposed of
  subsequent to January 1, 1998 (1)                41,933    28,546   13,387        46.9
                                                 --------  --------  -------  ----------
   Total property revenues                        140,427   122,042   18,385        15.1
                                                 --------  --------  -------  ----------

Interest and other income                           5,618     3,217    2,401        74.6
                                                 --------  --------  -------  ----------
   Total revenues                                $146,045  $125,259  $20,786        16.6%
                                                 ========  ========  =======  ==========

(1) Also includes one commercial property, redevelopment communities and development communities.

As set forth in the above table, $13,387,000 of the $20,786,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1998, the commercial property, redevelopment communities and development communities. During this period, the Company acquired interests in 11 properties and achieved stabilized operations at one development community, (the "1999/1998 Acquisition Properties"), and disposed of two multifamily properties, three retail shopping centers and one commercial property (the "1999/1998 Disposition Properties").

Of the increase in total revenues, $4,998,000 is attributable to increases in property revenues from the 1999/1998 Same Store Properties. Property revenues from the 1999/1998 Same Store Properties increased by approximately 5.4% to $98,494,000 in 1999 from $93,496,000 in 1998. A significant portion of this increase was attributable to the 12 multifamily 1999/1998 Same Store Properties located in Southern California, the property revenues of which increased by $2,100,000 or 7.5 % to $30,042,000 in 1999 from $27,942,000 in 1998. This
$2,100,000 increase is primarily attributable to rental rate increases and an increase in average financial occupancy to 97.1% in 1999 from 96.5% in 1998. The 12 multifamily 1999/1998 Same Store Properties located in Northern California accounted for the next largest contribution to the 1999/1998 Same Store Properties revenues increase. The property revenues of these properties increased by

$1,563,000 or 4.3% to $37,506,000 in 1999 from $35,943,000 in 1998. This
$1,563,000 increase is primarily attributable to rental rate increases, and an increase in average financial occupancy to 97.2% in 1999 from 96.9% in 1998. The 18 multifamily 1999/ 1998 Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to the 1999/1998 Same Store Properties revenues increase. The property revenues of these properties increased by $1,335,000 or 4.5% to $30,946,000 in 1999 from $29,611,000 in 1998.
This $1,335,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 94.9% in 1999 from 94.5% in 1998.

The increase in total revenue also reflected an increase of $2,401,000 attributable to interest and other income, which primarily relates to income and fees earned on the Company's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

Total Expenses increased by $9,285,000 or approximately 11.0% to $93,953,000 in 1999 from $84,668,000 in 1998. The most significant factor contributing to this increase was the growth in the Company's multifamily portfolio from 54 properties (10,700 units) at January 1, 1998 to 68 properties (15,106 units) at December 31, 1999. Interest expense increased by $1,894,000 or 9.8% to $21,268,000 in 1999 from $19,374,000 in 1998. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property acquisitions and investments, which was offset by an increase in the capitalization of interest charges on the Company's development and redevelopment communities of $1,678,000 or approximately 48.0% to $5,172,000 from $3,494,000 in 1998. Property operating expenses, exclusive of depreciation and amortization, increased by $3,773,000 or 9.9% to $41,706,000 in 1999 from $37,933,000 in 1998. Of such increase, $4,093,000 is attributable to properties acquired or disposed of subsequent to January 1, 1998, which was offset by a decrease in operating expenses for the 1999/1998 Same Store Properties.
Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 29.7% for 1999 and 31.1% for 1998. General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $498,000 in 1999 from the amount incurred in 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Company. General and administrative expenses as a percentage of total revenues were 2.9% for 1999 and 3.0% for 1998.

Net income increased by $17,236,000 to $ 6,600,000 in 1999 from $26,328,000 in
1998. Net income included an extraordinary loss on early extinguishment of debt of $214,000 in 1999 compared to $4,718,000 in 1998. Net income for 1999 also included a gain on sales of real estate of $9,524,000 as compared with $9,000 in 1998. Net operating income of the Acquisition Properties and the increase in net operating income from the 1999/1998 Same Store Properties also contributed to the increase in net income.


Liquidity and Capital Resources

At December 31, 2000, the Company had $6,600,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) by using a combination of some or all of the following sources; working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company has two outstanding unsecured lines of credit for an aggregate amount $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Company corporate ratings, if any, and leverage rating which has been priced at LIBOR plus 1.15% during 2000 and 1999. At December 31, 2000 the Company had $86,469,000 outstanding on this line of credit. A second line of credit in the amount of $30,000,000 matures in September 2001, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At December 31, 2000 the Company had $7,000,000 outstanding on this line of credit. At December 31, 2000, the Company had outstanding balances which bore interest rates of approximately 7.9%.

In addition to the unsecured lines of credit, the Company had $502,066,000 of secured indebtedness at December 31, 2000. Such indebtedness consisted of $425,022,000 in fixed rate debt with interest rates varying from 6.6% to 8.8% and maturity dates ranging from 2002 to 2026. The indebtedness also includes $58,820,000 of tax exempt variable rate demand bonds with interest rates paid during 2000 ranging from approximately 4.5% to 5.5% and maturity dates ranging from 2020 to 2026. The tax exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%. The indebtedness also includes $18,224,000 of variable rate debt, 1.75% over the LIBOR rate, with interest rates paid during 2000 ranging from 7.8% to 9.5% and maturing in May 2001.

The Company's unrestricted cash balance decreased $5,748,000 from $12,348,000 as of December 31, 1999 to $6,600,000 as of December 31, 2000. The Company generated $92,164,000 in cash from operating activities, used $181,600,000 of cash in investing activities and obtained $83,688,000 of cash from financing activities. Of the $181,600,000 net cash used in investing activities, $73,929,000 was used to purchase and upgrade rental properties, $43,612,000 was used to fund real estate under development and $87,517,000 was issued as notes receivable from investees and other related party notes and other receivables; these expenditures were offset by $31,302,000 of proceeds received from the disposition of rental properties. The $83,688,000 net cash provided by financing activities was primarily a result of $351,194,000 of proceeds from mortgages and other notes payable as offset by $203,004,000 of repayments of mortgages and other notes payable and lines of credit, and $65,611,000 of dividends/distributions paid.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. For the year ended December 31, 2000, non-revenue generating capital expenditures totaled approximately $4,159,500 or $322 per weighted average occupancy unit. The Company expects to incur approximately $325 to $330 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2001. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties' renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings.
The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2001 and/or the funding thereof will not be significantly different than the Company's current expectations.

The Company is currently developing 5 multifamily residential projects, with an aggregate of 1,349 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risk that Development Activities Will be Delayed or Not Completed" in Item 1 of this
Annual Report on Form 10-K for the year ended December 31, 2000.   In connection
with these development projects, the Company has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties for approximately $124,100,000. As of December 31, 2000, the Company's remaining commitment to fund the estimated cost to complete these development projects is approximately $108,600,000. The Company expects to fund such commitments by using a combination of some or all of the following sources; its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

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


Funds from Operations

Industry analysts generally consider Funds from Operations ("Funds from Operations") an appropriate measure of performance of an equity REIT.
Generally, Funds from Operations adjusts the net income of equity REITS for non-cash charges such as depreciation and amortization of rental properties, gains/ losses on sales of real estate and extraordinary items. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth the Company's calculation of Funds from Operations for 2000, 1999 and 1998.

                                            For the year                          For the quarter ended
                                               ended         --------------------------------------------------------------
                                             12/31/00          12/31/00           9/30/00         6/30/00         3/31/00
                                         ----------------    ------------      ------------     -----------     ------------
Income before gain on sale of real
  estate, minority interests and
  extraordinary item                      $ 64,200,000       $ 17,114,000      $ 15,946,000     $ 16,218,000     $14,922,000

Adjustments:
  Depreciation and amortization             30,765,000          8,459,000         8,689,000        6,950,000       6,667,000
  Adjustments for unconsolidated
    joint ventures                           4,541,000          1,246,000         1,232,000        1,054,000       1,009,000
Minority interests (1)                     (18,731,000)        (4,625,000)       (4,602,000)      (4,778,000)     (4,726,000)
                                          ------------       ------------      ------------     ------------     -----------

Funds from operations                     $ 80,775,000       $ 22,194,000      $ 21,265,000     $ 19,444,000     $17,872,000
                                          ============       ============      ============     ============     ===========

Weighted average number
  shares outstanding diluted (1)            20,732,148         20,951,690        20,891,729       20,708,639      20,578,898

                                            For the year                          For the quarter ended
                                               ended         --------------------------------------------------------------
                                             12/31/99          12/31/99          9/30/99         6/30/99         3/31/99
                                         ----------------    ------------     ------------     -----------     ------------
Income before gain on sale of real
  estate minority interests and
  extraordinary item                      $ 52,092,000       $ 14,641,000      $ 13,426,000      $12,335,000     $11,690,000
Adjustments:
  Depreciation and amortization             26,150,000          6,774,000         7,084,000        6,247,000       6,045,000
  Adjustments for unconsolidated
    joint ventures                           1,790,000            691,000           366,000          366,000         367,000
Minority interests (1)                     (13,061,000)        (4,685,000)       (3,616,000)      (2,397,000)     (2,363,000)
                                          ------------       ------------      ------------     ------------     -----------

Funds from Operations                     $ 66,971,000       $ 17,421,000      $ 17,260,000      $16,551,000     $15,739,000
                                          ============       ============      ============     ============     ===========

Weighted average number
  shares outstanding diluted (1)            20,513,398         20,554,096        20,573,866       20,476,092      20,496,718


                                            For the year                          For the quarter ended
                                               ended         --------------------------------------------------------------
                                             12/31/98          12/31/98          9/30/98         6/30/98         3/31/98
                                         ----------------    ------------     ------------     -----------     ------------
Income before gain on sale of real
  estate, minority interests and
  extraordinary item                      $ 40,591,000       $ 10,933,000       $ 9,998,000     $ 10,005,000     $ 9,655,000
Adjustments:
  Depreciation and amortization             21,948,000          6,072,000         5,575,000        5,632,000       4,669,000
  Adjustments for unconsolidated
    joint ventures                           1,393,000            366,000           365,000          366,000         296,000
  Non-recurring items:
    Provision for litigation loss              930,000                  -           930,000                -               -
Minority interests (1)                      (6,367,000)        (2,014,000)       (1,754,000)      (1,692,000)       (907,000)
                                          ------------       ------------      ------------     ------------     -----------

Funds from Operations                     $ 58,495,000       $ 15,357,000      $ 15,114,000     $ 14,311,000     $13,713,000
                                          ============       ============      ============     ============     ===========

Weighted average number
  shares outstanding diluted (1)            20,510,988         20,522,910        20,523,466       20,549,875      20,550,845
     20,550,845

(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock, Series 1996A into shares of the Company's Common Stock. Minority interests have been adjusted to reflect such conversion.

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company believes that the principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of December 31, 2000 as interest rates are consistent with yields currently available to the Company for similar instruments.

                         For the Year Ended December 31
                         ------------------------------

 (In thousands)               2001     2002     2003    2004     2005     Thereafter      Total
                            -------   ------   ------   -----   ------    ----------     --------
Fixed rate debt             $ 2,898   11,394   20,855   2,888   34,859      352,128     $425,022
Average interest rate           7.4%     7.2%     7.2%    7.4%     6.8%         6.8%

Variable rate LIBOR debt    $25,224   86,469        -       -        -       58,820(1)  $170,513
Average interest rate           8.3%     7.1%       -       -        -         5.50%

(1)  Capped at interest rates ranging from 7.1% to 7.3%


At December 31, 1999 the Company had four forward treasury contracts for an aggregate notional amount of $60,000,000, fixing the 10 year treasury rate at between 6.15%-6.26% which limits interest rate exposure on certain future debt financing and were settled in 2000. During the year 2000, four contracts were sold, resulting in a net realized gain of approximately $1,384,000.

Item 8. Financial Statements and Supplemental Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 2001.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 2001.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 2001.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(A)   Financial Statements and Report of KPMG LLP, independent            Page
      auditors                                                            ----

  (1)    Consolidated Financial Statements

         Independent Auditors' Report                                      F-1

         Balance Sheets:
         As of December 31, 2000 and December 31, 1999                     F-2

         Statements of Operations:
         For the years ended December 31, 2000, 1999 and 1998              F-3

         Statements of Stockholders' Equity:
         For the years ended December 31, 2000, 1999 and 1998              F-4

         Statements of Cash Flows:
         For the years ended December 31, 2000, 1999 and 1998.             F-5

         Notes to Consolidated Financial Statements                        F-6

  (2)    Financial Statement Schedule:  Real Estate and Accumulated       F-29
         Depreciation Essex Property Trust, Inc. for the year ended
         December 31, 2000


(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(C)  Exhibits

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Essex Property Trust, Inc.
                                          (Registrant)


Dated:           March 30, 2001
                                          By:   /s/ Michael J. Schall
                                             -------------------------
                                          Michael J. Schall
                                          Executive Vice President and
                                          Chief Financial Officer and Director

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated            March 30, 2001            /s/ George M. Marcus
                                          ------------------------------
                                          George M. Marcus
                                          Chairman of the Board



Dated            March 30, 2001            /s/ Keith R. Guericke
                                          ------------------------------
                                          Keith R. Guericke
                                          President and Chief Executive
                                          Officer and Vice Chairman
                                          (Principal Executive  Officer)


Dated            March 30, 2001            /s/ Michael J. Schall
                                          ------------------------------
                                          Michael J. Schall
                                          Chief Financial Officer Executive,
                                          Vice President and Director
                                          (Principal Financial Officer)


Dated            March 30, 2001            /s/ Mark J. Mikl
                                          ------------------------------
                                          Mark J. Mikl
                                          Vice President and Controller
                                          (Principal Accounting Officer)



Dated            March 30, 2001            /s/ William A. Millichap
                                          ------------------------------
                                          William A. Millichap
                                          Director



Dated            March 30, 2001            /s/ Gary P. Martin
                                          ------------------------------
                                          Gary P. Martin
                                          Director



Dated            March 30, 2001            /s/ Robert E. Larson
                                          ------------------------------
                                          Robert E. Larson
                                          Director


Dated            March 30, 2001            /s/ Thomas E. Randlett
                                          ------------------------------
                                          Thomas E. Randlett
                                          Director

Dated            March 30, 2001              /s/ David W. Brady
                                            -----------------------------
                                            David W. Brady
                                            Director


Dated            March 30, 2001              /s/ Issie N. Rabinovitch
                                            -----------------------------
                                            Issie N. Rabinovitch
                                            Director


Dated            March 30, 2001              /s/ Willard H. Smith
                                            -----------------------------
                                            Willard H. Smith
                                            Director

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

      Consolidated Financial Statements and Financial Statement Schedule

                       December 31, 2000, 1999 and 1998

                  (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors

Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation as of December 31, 2000. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Property Trust, Inc. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

San Francisco, California

February 2, 2001

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 2000 and 1999
               (Dollars in thousands, except per share amounts)

                                                                                    2000            1999
                                                                                 -----------    -----------
                                   Assets
Real estate:
     Rental properties:
        Land and land improvements                                               $   289,796    $   234,497
        Buildings and improvements                                                   866,612        694,579
                                                                                 -----------    -----------
                                                                                   1,156,408        929,076

     Less accumulated depreciation                                                  (119,499)       (96,605)
                                                                                 -----------    -----------
                                                                                   1,036,909        832,471

     Investments                                                                      65,703         47,992
     Real estate under development                                                    38,231        120,414
                                                                                 -----------    -----------
                                                                                   1,140,843      1,000,877

Cash and cash equivalents -- unrestricted                                              6,600         12,348
Cash and cash equivalents -- restricted cash                                          18,965         17,216
Notes receivable from investees and other related parties                             77,081         13,654
Notes and other receivables                                                           24,062          9,001
Prepaid expenses and other assets                                                      7,654          3,495
Deferred charges, net                                                                  6,644          5,722
                                                                                 -----------    -----------
                 Total assets                                                    $ 1,281,849    $ 1,062,313
                                                                                 ===========    ===========

                            Liabilities and Stockholders' Equity

Mortgage notes payable                                                           $   502,066    $   373,608
Lines of credit                                                                       93,469         10,500
Accounts payable and accrued liabilities                                              30,430         28,379
Dividends payable                                                                     14,538         13,248
Other liabilities                                                                      6,539          5,594
Deferred gain                                                                          5,002          5,002
                                                                                 -----------    -----------
                 Total liabilities                                                   652,044        436,331

Minority interests                                                                   238,130        238,289

Stockholders' equity:
     8.75% convertible preferred stock, series 1996A; $.0001 par value;
        0 and 184,687 shares authorized, issued and outstanding                           --              1
     Common stock; $.0001 par value, 656,682,178 and 656,497,491 shares
        authorized; 18,417,013 and 18,049,952 shares issued and outstanding                2              2
     Cumulative redeemable preferred stock; $.0001 par value, no shares issued
        and outstanding:                                                                  --             --
           7.875% Series B, 2,000,000 shares authorized                                   --             --
           9.125% Series C, 500,000 shares authorized                                     --             --
           9.30% Series D, 2,000,000 shares authorized                                    --             --
           9.25% Series E, 2,200,000 shares authorized                                    --             --
     Excess stock; $.0001 par value, 330,000,000 shares authorized; no shares
        issued or outstanding                                                             --             --
     Additional paid-in capital                                                      428,433        425,089
     Distributions in excess of accumulated earnings                                 (36,760)       (37,399)
                                                                                 -----------    -----------
                 Total stockholders' equity                                          391,675        387,693
                                                                                 -----------    -----------
Commitments and contingencies

                                                                                 $ 1,281,849    $ 1,062,313
                                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                Years ended December 31, 2000, 1999 and 1998
               (Dollars in thousands, except per share amounts)

                                                                      2000            1999            1998
                                                                  ------------    ------------    ------------
Revenues:
    Rental                                                        $    162,959    $    137,262    $    119,397
    Other property                                                       4,812           3,165           2,645
                                                                  ------------    ------------    ------------
                Total property revenues                                167,771         140,427         122,042

    Interest and other                                                  10,969           5,618           3,217
                                                                  ------------    ------------    ------------
                Total revenues                                         178,740         146,045         125,259
                                                                  ------------    ------------    ------------
Expenses:
    Property operating expenses:
        Maintenance and repairs                                         10,074           9,222           8,972
        Real estate taxes                                               11,338          10,271           9,109
        Utilities                                                        8,387           8,532           7,809
        Administrative                                                  13,695          10,582           9,228
        Advertising                                                      2,211           2,187           1,742
        Insurance                                                          985             912           1,073
        Depreciation and amortization                                   30,765          26,150          21,948
                                                                  ------------    ------------    ------------
                Total property operating expenses                       77,455          67,856          59,881

    Interest                                                            30,384          21,268          19,374
    Amortization of deferred financing costs                               639             566             718
    General and administrative                                           6,062           4,263           3,765
    Provision for litigation loss                                           --              --             930
                                                                  ------------    ------------    ------------
                Total expenses                                         114,540          93,953          84,668
                                                                  ------------    ------------    ------------
                Income before gain on the sales of real estate,
                    minority interests and extraordinary item           64,200          52,092          40,591

Gain on the sales of real estate                                         4,022           9,524               9
                                                                  ------------    ------------    ------------
                Income before minority interests and
                    extraordinary item                                  68,222          61,616          40,600

Minority interests                                                     (23,750)        (17,838)         (9,554)
                                                                  ------------    ------------    ------------
                Income before extraordinary item                        44,472          43,778          31,046

Extraordinary loss on early extinguishment of debt                        (119)           (214)         (4,718)
                                                                  ------------    ------------    ------------
                Net income                                              44,353          43,564          26,328

Preferred stock dividends                                                 (246)         (1,333)         (3,500)
                                                                  ------------    ------------    ------------
                Net income available to common stockholders       $     44,107    $     42,231    $     22,828
                                                                  ============    ============    ============
Per share data:
    Basic:
        Income before extraordinary item available to
           common stockholders                                    $       2.43    $       2.42    $       1.65
        Extraordinary item -- debt extinguishment                        (0.01)          (0.01)          (0.28)
                                                                  ------------    ------------    ------------
                Net income                                        $       2.42    $       2.41    $       1.37
                                                                  ============    ============    ============
        Weighted-average number of shares outstanding
           during the year                                          18,233,752      17,521,185      16,630,954
                                                                  ============    ============    ============
    Diluted:
        Income before extraordinary item available to
           common stockholders                                    $       2.38    $       2.37    $       1.64
        Extraordinary item -- debt extinguishment                        (0.01)          (0.01)          (0.28)
                                                                  ------------    ------------    ------------
                 Net income                                       $       2.37    $       2.36    $       1.36
                                                                  ============    ============    ============
        Weighted-average number of shares outstanding
          during the year                                           18,657,636      18,491,242      16,808,943
                                                                  ============    ============    ============

See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999 and 1998
                       (Dollars and shares in thousands)

                                            Convertible                                                  Distribution
                                          preferred stock          Common stock          Additional      in excess of
                                         ------------------      -----------------        paid-in        accumulated
                                         Shares      Amount      Shares     Amount        capital          earnings        Total
                                         ------      ------      ------     ------       ----------      ------------    --------
Balances, December 31, 1997               1,600      $    1      16,615     $    2       $  430,804      $    (31,892)   $398,915

Shares issued from Dividend
     Reinvestment Plan                       --          --           2         --               10                --          10
Net proceeds from options
     exercised                               --          --          24         --              464                --         464
Net income                                   --          --          --         --               --            26,328      26,328
Dividends declared                           --          --          --         --               --           (35,917)    (35,917)
                                         ------      ------      ------     ------       ----------      ------------    --------
Balances, December 31, 1998               1,600           1      16,641          2          431,278           (41,481)    389,800

Shares issued from conversion
     of convertible preferred stock      (1,415)         --       1,618         --               --                --          --
Shares purchased by Operating
     Partnership                             --          --        (262)        --           (7,119)               --      (7,119)
Net proceeds from options exercised          --          --          53         --              930                --         930
Net income                                   --          --          --         --               --            43,564      43,564
Dividends declared                           --          --          --         --               --           (39,482)    (39,482)
                                         ------      ------      ------     ------       ----------      ------------    --------
Balances, December 31, 1999                 185           1      18,050          2          425,089           (37,399)    387,693

Shares issued from conversion
     of convertible preferred stock        (185)         (1)        211         --               --                --          (1)
Net proceeds from options exercised          --          --         156         --            3,344                --       3,344
Net income                                   --          --          --         --               --            44,353      44,353
Dividends declared                           --          --          --         --               --           (43,714)    (43,714)
                                         ------      ------      ------     ------       ----------      ------------    --------
Balances, December 31, 2000                  --      $   --      18,417     $    2       $  428,433      $    (36,760)   $391,675
                                         ======      ======      ======     ======       ==========      ============    ========

See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2000, 1999 and 1998
                            (Dollars in thousands)

                                                                             2000             1999            1998
                                                                         ------------     -----------     ------------
Cash flows from operating activities:
     Net income                                                          $     44,353     $    43,564     $     26,328
     Minority interests                                                        23,750          17,838            9,554
     Adjustments to reconcile net income to net cash provided by operating activities:
           Gain on the sales of real estate                                    (4,022)         (9,524)              (9)
           Equity in income of limited partnerships                            (1,333)         (1,389)            (276)
           Loss on early extinguishment of debt                                   119             214            4,718
           Depreciation and amortization                                       30,765          26,150           21,948
           Amortization of deferred financing costs                               639             566              718
           Changes in operating assets and liabilities:
              Other receivables                                                  (944)            621          (10,207)
              Prepaid expenses and other assets                                (4,159)           (393)             336
              Accounts payable and accrued liabilities                          2,051           5,626            4,831
              Other liabilities                                                   945             293            1,093
                                                                         ------------     -----------     ------------
                 Net cash provided by operating activities                     92,164          83,566           59,034
                                                                         ------------     -----------     ------------
Cash flows from investing activities:
     Additions to rental properties                                           (73,929)        (88,305)        (163,019)
     Dispositions of rental properties                                         31,302          63,421           26,354
     Increase in restricted cash                                               (1,749)         (1,684)         (10,049)
     Additions to notes receivable from investees, other related
        parties and other receivables                                         (87,517)         (6,084)          (5,616)
     Repayments of notes from investees, other related parties and
        other receivables                                                       3,514          16,504            4,430
     Net (contribution to) distribution from investments in
        corporations and limited partnerships                                  (9,609)        (30,025)           1,255
     Additions to real estate under development                               (43,612)        (74,608)         (33,256)
                                                                         ------------     -----------     ------------
                 Net cash provided by (used in) investing activities         (181,600)       (120,781)        (179,901)
                                                                         ------------     -----------     ------------
Cash flows from financing activities:
     Proceeds from mortgage and other notes payable and lines
        of credit                                                             351,194         241,150          349,540
     Repayment of mortgage and other notes payable and lines
        of credit                                                            (203,004)       (229,771)        (283,065)
     Additions to deferred charges                                             (1,680)         (1,253)          (2,345)
     Net proceeds from preferred unit sales                                        --         102,340          102,150
     Payment of offering related costs                                             --             (93)            (323)
     Net proceeds from stock options exercised and shares issued
        through dividend reinvestment plan                                      3,344             930              474
     Shares purchased by Operating Partnership                                     --          (7,119)              --
     Redemption of Operating Partnership units                                   (555)         (2,100)              --
     Net payments made in connection with costs related to the
        early extinguishment of debt                                               --              --           (4,086)
     Distributions to minority interest/partners                              (23,187)        (18,435)          (8,138)
     Dividends paid                                                           (42,424)        (38,634)         (35,074)
                                                                         ------------     -----------     ------------
                 Net cash provided by financing activities                     83,688          47,015          119,133
                                                                         ------------     -----------     ------------
Net increase (decrease) in cash and cash equivalents                           (5,748)          9,800           (1,734)
Cash and cash equivalents at beginning of year                                 12,348           2,548            4,282
                                                                         ------------     -----------     ------------
Cash and cash equivalents at end of year                                 $      6,600     $    12,348     $      2,548
                                                                         ============     ===========     ============
Supplemental disclosure of cash flow information:
     Cash paid for interest, net of $2,906, $5,172 and $3,494
        capitalized in 2000, 1999 and 1998, respectively                 $     25,528     $    15,860     $     18,947
                                                                         ============     ===========     ============
Supplemental disclosure of noncash investing and financing
     activities:
        Real estate under development transferred to rental
           properties                                                    $    120,183     $    21,700     $         --
                                                                         ============     ===========     ============
        Mortgage note payable assumed in connection with the
           purchase of real estate                                       $     63,209     $    15,800     $     18,443
                                                                         ============     ===========     ============
        Issuance of Operating Partnership units in connection
           with the purchase of real estate                              $      2,365     $     7,469     $         --
                                                                         ============     ===========     ============
        Consolidation of previously unconsolidated investment            $      2,771     $    32,452     $         --
                                                                         ============     ===========     ============
        Exchange of real estate under development for notes
           receivable                                                    $      5,613     $        --     $         --
                                                                         ============     ===========     ============
        Exchange of notes receivable for investment                      $      9,540     $        --     $         --
                                                                         ============     ===========     ============

See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


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

    The Company has a 89.6% general partner interest and the limited partners own a 10.4% interest in the Operating Partnership as of December 31, 2000. The limited partners may convert their 2,129,430 interests into shares of common stock or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

    The Company operates and has ownership interests in 83 multifamily properties (containing 18,673 units) and four commercial properties (with approximately 290,000 square feet) (collectively, the Properties). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas).

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Summary of Significant Accounting Policies

    (a)  Real Estate Rental Properties

         Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over estimated useful lives ranging from 3 to 30 years using the straight-line method.

         Maintenance and repair expenses are charged to operations as incurred. Asset replacements and improvements are capitalized and depreciated over their estimated useful lives.

         Certain rental properties are pledged as collateral for the related mortgage notes payable.

                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


         When the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property in accordance with the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121). Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell. In addition, whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount will be evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. No impairment has been recorded through December 31, 2000. No properties are classified as held for sale as of December 31, 2000 and 1999.

    (b)  Investments

         The Company consolidates or accounts for its investments in joint ventures and corporations under the cost method or the equity method of accounting based on the control it exercises through its ownership interests in those entities. Under the cost method, the investment is carried at cost of acquisition and distributions are recognized as income when received. Under the equity method of accounting, the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition.

    (c)  Revenues

         Rental revenue is reported on the accrual basis of accounting.

    (d)  Income Taxes

         Generally in any year in which the Company qualifies as a real estate investment trust (REIT) under the Internal Revenue Code (the Code), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 2000, as the Company believes it qualifies under the code as a REIT and has made distributions during the periods in excess of its taxable income.

         Cash dividends distributed for the years ended December 31, 2000, 1999 and 1998 are classified for tax purposes as follows:

                                                                    2000                     1999                     1998
                                                                    ----                     ----                     ----
Taxable portion                                                      100%                     100%                      85%
Return of capital                                                     --                       --                       15
                                                                    ----                     ----                     ----
                                                                     100%                     100%                     100%
                                                                    ====                     ====                     ====

                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


    (e)  Interest Rate Protection, Swap, and Forward Contracts

         The Company has from time to time used interest rate protection, swap and forward contracts to reduce its interest rate exposure on current or identified future debt transactions. Amounts paid in connection with such contracts were capitalized and amortized over the term of the contract or related debt. If the original contract was terminated, the gain or loss on termination was deferred and amortized over the remaining term of the contract. If the related debt was repaid, the unamortized portion of the deferred amount was charged to income or the contract was marked to market, as appropriate. The Company's policy is to manage interest rate risk for existing or anticipated borrowings. Future transactions of this type will be accounted for under Financial Accounting Standards Board Statement No. 133, which becomes effective for interim periods beginning in 2001.

    (f)  Deferred Charges

         Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

    (g)  Minority Interest

         Minority interest includes the limited partners interests in the Operating Partnership, the cumulative redeemable preferred units and a 15% interest in one San Diego multifamily property held by outside investors.

    (h)  Interest

         The Company capitalized $2,906, $5,172 and $3,494 of interest related to the development of real estate during 2000, 1999 and 1998, respectively.

    (i)  Stock-Based Compensation

         Stock-based compensation is accounted for under Accounting Principles Board (APB) Opinion 25 and related Interpretations with disclosures specified in Financial Accounting Standards Board Statement No. 123.

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

    (k)  Reclassifications

         Certain reclassifications have been made to the 1998 balances to conform with the 1999 and 2000 presentations.

                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


    (l)  Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    (m)  New Accounting Pronouncements

         In June 1998, the Statement of Financial Accounting Standards Board
         (FASB) issued Financial Accounting No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The Company will adopt SFAS 133 for interim periods beginning in 2001, the effective date of SFAS 133, as amended. Management believes that the adoption of this statement will not have a material impact on the Company's financial position or results of operations.

    (3)  Equity Transactions

         During 1999, the Operating Partnership sold Cumulative Redeemable Preferred Units to certain institutional investors in private placements as follows:

                                                                                         Price per
 Description                                  Date                     Units               unit            Net proceeds
--------------                           --------------              ---------            ---------        ------------
9.30% Series D                           July 1999                   2,000,000            $ 25.00            $ 48,940
9.25% Series E                           September 1999              2,200,000              25.00              53,400


         Preferred units issued in connection with the above transactions are included in minority interests in the accompanying consolidated balance sheets.

         During 2000 and 1999, Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.), and Westbrook Real Estate Co-Investment Partnership I, L.P. (formerly known as Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.) (collectively, Tiger/Westbrook) converted 184,687 and 1,415,313 preferred shares, respectively, of its ownership in the Company's 8.75% convertible preferred stock, Series 1996A (the Convertible Preferred Stock) into 211,071 shares and 1,617,501 shares, respectively, of common stock. The Company has filed a shelf registration statement covering Tiger/Westbrook's resale of all shares of common stock issuable upon conversion of the Convertible Preferred Stock. The shelf registration statement was declared effective by the Securities and Exchange Commission in December 1998. There was no convertible preferred stock outstanding as of December 31, 2000.

         Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000 of debt securities.

                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


(4)  Per Share Data

   Basic income per share before extraordinary items and diluted income per share before extraordinary items are calculated as follows for the years ended December 31:

                                                            2000                                 1999
                                             ----------------------------------      --------------------------------
                                                          Weighted-                             Weighted-
                                                          average     Per share                 average     Per share
                                              Income       shares       amount        Income     shares       amount
                                             --------     --------    ---------      --------   --------    ---------
Income before extraordinary item              $44,472                                 $43,778
Less: dividends on preferred stock               (246)                                 (1,333)
                                              -------                                 -------

Basic:
 Income available to common stockholders       44,226      18,234        $2.43         42,445    17,521      $2.42
                                                                         =====                               =====

Effect of Dilutive Securities:
 Convertible limited partnership units             --          --(1)                       --        --(1)
 Convertible preferred stock                      246         108                       1,333       786
 Stock options (2)                                 --         315                          --       184
                                              -------      ------                     -------    ------
Diluted:
 Income available to common stockholders
  plus assumed conversions                    $44,472      18,657        $2.38        $43,778    18,491      $2.37
                                              =======      ======        =====        =======    ======      =====

                                                           1998
                                            --------------------------------
                                                       Weighted-
                                                        average     Per share
                                             Income     shares       amount
                                            --------   ---------    ---------
Income before extraordinary item            $31,046
Less: dividends on preferred stock           (3,500)
                                            -------
Basic:
 Income available to common stockholders     27,546       16,631       $1.65
                                            =======                    =====

Effect of Dilutive Securities:
 Convertible limited partnership units           --           --(1)
 Convertible preferred stock                     --           --(1)
 Stock options (2)                               --          178
                                            -------        -----

Diluted:
 Income available to common stockholders
  plus assumed conversions                  $27,546       16,809       $1.64
                                            =======       ======       =====

   (1)  Securities not included because they were antidilutive.

   (2) The following stock options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive:

                                2000               1999               1998
                           ----------------   ----------------   ----------------
Number of options                        12                295                332
Range of exercise prices   $45.063 - 54.250   $31.875 - 34.750   $30.125 - 34.250

                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)



(5)  Real Estate

     (a)    Rental Properties

            Rental properties consist of the following as of December 31, 2000 and 1999:

                                                 Land and land         Building and                      Accumulated
                                                  improvements         improvements         Total        depreciation
                                              ------------------   ------------------   -----------   -----------------
December 31, 2000:
 Multifamily properties                        $288,031             $862,900             $1,150,931      $119,088
 Commercial properties                            1,765                3,712                  5,477           411
                                               --------             --------             ----------       -------
                                               $289,796             $866,612             $1,156,408      $119,499
                                               ========             ========             ==========      ========
December 31, 1999:
 Multifamily properties                        $232,732             $690,955             $  923,687      $ 96,357
 Commercial properties                            1,765                3,624                  5,389           248
                                               --------             --------             ----------      --------
                                               $234,497             $694,579             $  929,076      $ 96,605
                                               ========             ========             ==========      ========


         The properties are located in California, Washington and Oregon. The operations of the properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

         During the year ended December 31, 2000, the Company sold one property to an unrelated third party and in addition sold the buildings and improvements and entered into a leasehold interest in the land of another property to an unrelated third party for $31,302 resulting in a gain of $4,022. The Company retained ownership of the land of the latter property and receives a land lease payment over a 34-year term.

         During the year ended December 31, 1999, the Company sold one property to an unrelated third party for $11,100 resulting in a gain of $3,085. The Company also sold one property for a gross sales price of $18,400 resulting in a gain of $4,708 to an entity controlled by a member of the Company's Board of Directors. During the year ended 1999, the Company sold an 80% interest in three properties and land with development rights to a newly formed joint venture. The Company received a 20% interest in the joint venture for contributing its remaining 20% interest in these properties. The 80% interest was sold for $58,098, resulting in a gain on the sale of $1,731.

         During the year ended December 31, 1998, four properties were sold to third parties for $26,354 resulting in a recognized gain of $9 and a deferred gain of $5,002.

         The Company utilized Internal Revenue Code Section 1031 to defer the majority of the taxable gains resulting from these sales.

         For the years ended December 31, 2000, 1999 and 1998, depreciation expense on real estate was $30,762, $25,808 and $21,890, respectively.

                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)

    (b)  Investments

         The Company has investments in a number of affiliates which are accounted for under the equity method. The affiliates own and operate multifamily rental properties.

         During 2000, the Company formed Essex VFGP, Inc. (VFGP), and received a 49% equity interest for its capital contribution. VFGP, through the formation of four separate single asset limited partnerships (the VFGP L.P.s), purchased four properties for an aggregate a purchase price of $92,400, including the assumption of two loans totaling $41,300 with interest rates ranging from 7.8% to 7.9% and maturity dates of July 2005 to July 2009. The remaining funding for the purchases was provided by promissory notes issued to the VFGP L.P.s from the Company. VFGP plans to contribute its interests in these properties to a joint venture that is expected to be completed in 2001.

         In October 1999, the Company entered into two separate joint venture arrangements and received an approximate 49.9% equity interest in each. Together with the joint venture partners, the Company formed two separate private REITs, Newport Beach North, Inc. and Newport Beach South, Inc. Newport Beach North, Inc. and Newport Beach South, Inc. own an approximate 99.65% interest in Newport Beach North, LLC and Newport Beach South, LLC, respectively. The Company contributed its investment of Coronado at Newport - North, an acquisition made in the third quarter of 1999, to Newport Beach North, LLC. At the same time, the partners in Newport Beach South, LLC purchased Coronado at Newport - South, a 715-unit apartment community located in Newport Beach, California, for a contract price of $64,500. The two entities have identical ownership structures, and generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Company is entitled to management and redevelopment fees from the joint ventures and incentive payments based on the financial success of the joint ventures.

         In connection with formation of the two joint ventures, the entities obtained nonrecourse debt financing of $34,100 and $37,600 for Newport Beach North, LLC and Newport Beach South, LLC, respectively. The loans bear interest at LIBOR plus 2.25% and mature in 2002. The joint venture entities plan to invest a total of approximately $28,000 additionally into the properties for exterior and interior renovation and such investment is intended to be funded through additional advances under the loans referred to above.

         In December 1999, the Company entered into a joint venture arrangement and received an approximate 20% equity interest in the joint venture. The Company contributed its investment in Riverfront Apartments, Casa Mango Apartments, and Westwood Apartments into the joint venture (AEW joint venture). The Company also contributed land and development rights for a development community located in Oxnard, California. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Company is entitled to management, redevelopment and development fees from the joint venture and incentive payments based on the financial success of the joint venture.


                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


         In connection with its formation, the AEW joint venture assumed two mortgage loans the Company previously had outstanding on the Casa Mango and Riverfront properties of $7,300 and $20,000, respectively. The loans bear interest at a fixed rate of 7.4% and mature in 2009.

         The Company holds limited partnership interests in 10 partnerships which collectively own 4 multifamily properties, comprised of 887 units and 3 retail properties comprised of 236,000 square feet of leaseable space (Down REIT entities). These investments were made under arrangements whereby EMC became the general partner and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of shares stipulated under the above arrangements.


                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


         Investments which are accounted for under the equity method consist of the following as of December 31, 2000 and 1999:

                                                                                         2000                   1999
                                                                                         ----                   ----
Investments in joint ventures:
 Direct and indirect LLC member interests of approximately 49.9% in Newport
  Beach North, LLC and Newport Beach South, LLC                                         $ 31,201              $ 28,435
 Limited partnership interest of 20% in AEW joint ventures                                10,585                11,341
 Class A Member interest of 45% in Park Hill LLC                                           5,753                 5,516
 Limited partnership interests of 49% in Parker Ranch                                      6,000                    --
 Preferred limited partnership interests in Mountain Vista Apartments                      9,540                    --
 Limited partnership interest of 49.9% in Jackson School Village, L.P.                        --                 2,649
 Limited partnership interest of 46% in Mt. Sutro Terrace Associates, L.P.                 2,048                 2,223
 Limited partnership interests of 1 to 30% in Down REIT entities (1)                      (1,926)               (2,693)
                                                                                        --------              --------
                                                                                          63,201                47,471
Investments in corporations:
 Essex Management Corporation - 19,000 shares of preferred stock                             190                   190
 Essex Fidelity I Corporation - 31,800 shares of preferred stock                             331                   331
 Investment in Essex VFGP, Inc.                                                              481                    --
                                                                                        --------              --------

       Total equity method investments                                                    64,203                47,992
Other investments:
 Internet Realty Partners                                                                  1,500                    --
                                                                                        --------              --------
       Total investments                                                                $ 65,703              $ 47,992
                                                                                        ========              ========

         (1) The negative balances result from excess distributions and allocations over investment cost basis. The Company can receive profits and losses different from its partnership interest.

                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)

   The combined summarized financial information of investments which are accounted for under the equity method are as follows:

                                                                                        December 31,
                                                                              -------------------------------
                                                                                2000                1999
                                                                              -----------        ------------
Balance sheets:
 Real estate and real estate under development                                $ 376,261             $ 316,687
 Other assets                                                                    37,373                22,083
                                                                              ---------             ---------
       Total assets                                                           $ 413,634             $ 338,770
                                                                              =========             =========

 Mortgage notes payable                                                       $ 179,994             $ 169,755
 Other liabilities                                                               29,926                37,273
 Partners' equity                                                               203,714               131,742
                                                                              ---------             ---------
       Total liabilities and partners' equity                                 $ 413,634             $ 338,770
                                                                              =========             =========
Company's share of equity                                                     $  64,203             $  47,992
                                                                              =========             =========

                                                                                  Years ended December 31,
                                                                              -------------------------------
                                                                                2000                 1999
                                                                              -----------        ------------
Statements of operations:
 Total revenue                                                                $  39,097            $   16,164
 Total expenses                                                                  34,502                13,164
                                                                              ---------            ----------
       Total net income                                                       $   4,595            $    3,000
                                                                              =========            ==========
Company's share of net income                                                 $   1,333            $    1,389
                                                                              =========            ==========


                                     F-15                           (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)

(6) Notes Receivable from Investees and Other Related Parties

   Notes receivable from joint venture investees and other related party receivables consist of the following as of December 31, 2000 and 1999:

                                                                                     2000             1999
                                                                                     ----             ----
Notes receivable from joint venture investees:
 Notes receivable from VFGP L.P.s, secured, bearing interest at 9% - Prime +       $ 47,840         $     --
  3%, due 2001-2010
 Note receivable from Highridge Apartments, secured, bearing interest at 9%,          1,047            1,047
  due March 2008
 Note receivable from Highridge Apartments, secured, bearing interest at 10%,         2,950            2,950
  due on demand
 Notes receivable from Fidelity I, secured, bearing interest at LIBOR + 2.5%,         5,613               --
  due 2004
 Receivable from Down REIT entities, noninterest bearing, due on demand               8,281            6,115
 Receivable from Newport Beach North LLC and Newport Beach South LLC                  1,753               --
 Receivable from City Heights LP, noninterest bearing, due on demand                    865               --
 Receivables from VFGP L.P.s, noninterest bearing, due on demand                      4,804               --
Other related party receivables:
 Loans to officers, bearing interest at 8%, due April 2006                              633              633
 Other related party receivables, substantially all due on demand                     3,295            2,909
                                                                                   --------         --------
                                                                                   $ 77,081         $ 13,654
                                                                                   ========         ========

The Company's officers and directors do not have a substantial economic interest in these joint venture investees.

Other related party receivables consist primarily of accrued interest income on related party notes receivable from investees and other related parties and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.


                                     F-16                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


(7)  Notes and Other Receivables

     Notes and other receivables consist of the following as of December 31, 2000 and 1999:


                                                                            2000            1999
                                                                            ----            ----
Note receivable from Derian Ave, LLC, secured, bearing interest at       $ 15,000         $    --
 9.3%, principal due May 2001
Note receivable from DOIT City Heights Los Angeles L.P., secured,           2,415              --
 interest payable monthly at 9%, principal due December 2007
Note receivable from Derian Ave, LLC, secured, bearing interest at            208              --
 15.0%, principal due February 2002
Receivable from AEW Capital Management, noninterest bearing, due on           283           5,529
 demand
Receivable from Cadim, noninterest bearing, due on demand                      --             429
Other receivables                                                           6,156           3,043
                                                                         --------         -------
                                                                         $ 24,062         $ 9,001
                                                                         ========         =======

(8)  Related Party Transactions

     The Company provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation (EMC). The Company owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of the Company own 100% of EMC's 1,000 shares of common stock. All general and administrative expenses of the Company and EMC are initially borne by the Company, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the Board of Directors. Expenses allocated to EMC for the years ended December 31, 2000, 1999 and 1998 totaled $1,247, $545 and $545, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap Company (M&M) including operating expense reimbursements of $0, $851 and $833 for the years ended December 31, 2000, 1999 and 1998, respectively. The Chairman of M&M is the Chairman of the Company. The commercial property which M&M occupied was sold in September 1999 to an entity controlled by a member of the Company's Board of Directors, following approval of the independent members of the Board of Directors.


                                     F-17                           (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)

         During the years ended December 31, 2000, 1999 and 1998, the Company paid brokerage commissions totaling $289, $105 and $0 to M&M on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of M&M brokerage commissions on certain transactions in which the Company is a party.

         Interest and other income include interest income of $1,863, $705 and $1,027 for the years ended December 31, 2000, 1999 and 1998, respectively, which was earned principally on the notes receivable from related party partnerships in which the Company owns an ownership interest (Joint Ventures). Interest and other income also include management fee income and investment income earned by the Company from its Joint Ventures in which it has an ownership interest of $1,955, $561 and $623 for the years ended December 31, 2000, 1999 and 1998, respectively.


                                     F-18                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)

(9)  Mortgage Notes Payable

   Mortgage notes payable consist of the following as of December 31, 2000 and 1999:

                                                                                                             2000        1999
                                                                                                             ----        ----
Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging from 6.62% to 8.18%, interest only payments due monthly for periods ranging from October 2001 through
 November 2004, principal and interest payments due monthly thereafter, and maturity dates ranging from
 October 2008 through October 2010. Under certain conditions a portion of these loans can be converted
 to an unsecured note payable                                                                             $  240,000  $  100,000

Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 6.885% to
 8.055%, principal and interest payments due monthly, and maturity dates ranging from February 2003
 through March 2008                                                                                          116,551     145,106

Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan
 Agreement (approximately 3.5% for December 2000 and 1999), plus credit enhancement and underwriting fees ranging from approximately 1.2 to 1.9%. The bonds are convertible to a fixed rate at the
 Company's option. Among the terms imposed on the properties, which are security for the bonds, is that
 20% of the units are subject to tenant income qualification criteria. Principal balances are due in full at various maturity dates from July 2020 through October 2026. These bonds are subject to interest rate protection agreements through August 2003, limiting the interest rate with respect to
 such bonds to a maximum interest rate of 7.1% to 7.3%                                                        58,820      58,820

Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 7.00% to
 8.78%, principal and interest payments due monthly, and maturity dates ranging from December 2002
 through April 2005. Under certain conditions these loans can be converted to unsecured notes payable         43,436      44,158

Multifamily housing mortgage revenue bonds secured by deed of trust on a rental property and guaranteed by a collateral pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly, final principal payment of $14,800 due January 2026. Among the terms imposed on the property, which is security for the bonds, is that 20% of the units are subject to tenant income qualification
 criteria. The interest rate will be repriced in February 2008 at the then current tax-exempt bond rate       16,770      17,030

Multifamily housing mortgage revenue bonds secured by deed of trust on rental property, bearing interest at 7.69%, principal and interest installments due monthly through June 2018. Among the terms imposed on the property, which is security for the bonds, is that 20% of the units are subject to
 tenant income qualifications criteria                                                                         8,265       8,494

Construction note payable, secured by deed of trust, bearing interest at a variable rate of LIBOR +
 1.75% (approximately 8.5% for December 2000), interest payments due monthly and maturing in May 2001         18,224          --
                                                                                                           ---------   ---------
                                                                                                          $  502,066  $  373,608
                                                                                                           =========   =========

                                     F-19                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)

   The aggregate scheduled maturities of mortgage notes payable are as follows:

               2001                             $  21,122
               2002                                11,394
               2003                                20,855
               2004                                 2,888
               2005                                34,859
               Thereafter                         410,948
                                                ---------
                                                $ 502,066
                                                =========


         In October 1997, the Company entered into four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10-year treasury rate at between 6.15% and 6.26%. These contracts were entered into to limit the interest rate exposure on identified future debt financing requirements relating to real estate under development and the refinancing of a $18,101 fixed rate loan. These contracts were settled by June 2000. During 2000, the four contracts were sold, resulting in a net realized gain of $1,384, which is being amortized over the related debt.

         During the years ended December 31, 2000, 1999 and 1998, the Company refinanced various mortgages and incurred a loss on the early extinguishment of debt of $119, $214 and $4,718 related to the write-off of the unamortized mortgage loan fees and prepayment penalties.

    (10) Lines of Credit

         The Company has two outstanding unsecured lines of credit for an aggregate amount $150,000. The first line, in the amount of $120,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Company corporate ratings, if any, and leverage rating, which has been priced at LIBOR + 1.15% during 2000 and 1999. As of December 31, 2000 and 1999, the interest rate was approximately 7.9% and 7.0%, respectively. As of December 31, 2000 and 1999, the Company had $86,469 and $10,500 outstanding on this line of credit, respectively. A second line of credit in the amount of $30,000 matures in September 2001, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered, rate structure currently at LIBOR plus 1.175%. As of December 31, 2000 and 1999, the Company had $7,000 and $0 outstanding on this line of credit, respectively. The Company had no outstanding letters of credit as of December 31, 2000. As of December 31, 2000, the 30-day LIBOR rate was approximately 6.7%.

         The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

    (11) Leasing Activity

         Rental revenues of the Company include revenues received from its wholly and majority-owned apartment properties, which are rented under short-term leases (generally, lease terms of 3 to 12 months). Due to the short-term nature of the leases, future minimum rental activity is not disclosed by the Company.

                                     F-20                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)

    (12) Fair Value of Financial Instruments

         Management believes that the carrying amounts of mortgage notes payable, lines of credit, notes and other related party receivables approximate fair value as of December 31, 2000 and 1999, because interest rates, yields and other terms for these instruments are consistent with yields currently available to the Company for similar instruments. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable, other liabilities and dividends payable approximate fair value as of December 31, 2000 and 1999 due to the short-term maturity of these instruments.

    (13) Stock Option Plans

         The Essex Property Trust, Inc. 1994 Stock Incentive Plan provides incentives to attract and retain officers, directors and key employees. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock. Under the Stock Incentive Plan, the total number of shares available for grant is approximately 1,375,400. The Board of Directors (the Board) may adjust the aggregate number and type of shares reserved for issuance. Participants in the Stock Incentive Plans are selected by the Stock Incentive Plan Committee of the Board, which is comprised of independent directors. The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date. The Company's options have a life of ten years. Option grants fully vest between one year and five years after the grant date.

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

         The Company has also reserved 406,500 shares of common stock in connection with the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan. There was no activity in this plan during 2000, 1999 and 1998.

         The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. Under this opinion, no compensation cost has been recognized for its plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net income for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                      2000       1999            1998
                                                      ----       ----            ----
Net income:
 As reported                                       $ 44,353    $ 43,564        $ 26,328
 Pro forma                                           43,857      43,489          26,294

         For the years ended December 31, 2000, 1999 and 1998, the effect of determining compensation cost consistent with FASB Statement 123 on basic and diluted earnings per share was not material.


                                     F-21                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)

         The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rates ranging from 5.67% to 6.72% in 2000, from 5.14% to 6.39% in 1999, and from 4.19% to 5.77% in 1998; expected lives of 6 years for 2000, 7 years for 1999 and 4 years for 1998; volatility of 19.26% for 2000, 21.41% for 1999 and 18.79% for 1998; and dividend yield of 4.3% for 2000, 6.6% for 1999 and 6.0% for 1998.

         A summary of the status of the Company's option plans as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                            2000                      1999                      1998
                                    ------------------------  -----------------------  ------------------------
                                                   Weighted-                Weighted-                 Weighted-
                                                    average                  average                   average
                                                   exercise                 exercise                  exercise
                                      Shares         price       Shares      price         Shares      price
                                    -----------  -----------  ----------  -----------  ------------  ----------
Outstanding at beginning of year     954,449       $ 26.24       909,764     $ 24.40       828,214      $ 24.57
Granted                              125,000         40.93       161,550       29.18       110,500        30.92
Exercised                           (151,591)        22.50       (45,535)      17.38       (19,950)       18.73
Forfeited and canceled               (41,900)        36.01       (71,330)      25.40        (9,000)       24.57
                                     -------                     -------                   -------

Outstanding at end of year           885,958                     954,449       26.24       909,764        24.40
                                     =======                     =======                   =======

Options exercisable at year end      560,681         25.06       579,112       23.31       449,457        21.66

Weighted-average fair value of                 $7.57                     $3.45                      $3.19
 options granted during the year

                                     F-22                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


   The following table summarizes information about stock options outstanding as of December 31, 2000:

                                         Options outstanding                                   Options exercisable
                      ---------------------------------------------------------     ----------------------------------------
                          Number                                                        Number
                      outstanding as      Weighted-average         Weighted-         exercisable as            Weighted-
    Range of          of December 31,         remaining             average           of December 31,           average
 exercise prices           2000           contractual life      exercise price                2000           exercise price
-----------------    ----------------    ------------------   -----------------     ------------------   -------------------
   $10.85 - 16.28           3,000              4.2 years          $  15.50                  3,000             $   15.50
    16.28 - 21.70         309,828              3.5 years             19.48                309,828                 19.48
    21.70 - 27.13          58,790              8.1 years             26.05                  9,590                 25.81
    27.13 - 32.55         165,260              7.4 years             30.20                 98,530                 29.90
    32.55 - 37.98         247,680              6.9 years             34.22                139,733                 34.22
    37.98 - 43.40          83,500              9.4 years             39.63                     --                    --
    43.40 - 48.83           7,500              9.6 years             44.71                     --                    --
    48.83 - 54.25          10,400              9.8 years             51.86                     --                    --
                          -------                                                         -------
                          885,958                                                         560,681
                          =======                                                         =======


         Through December 31, 2000, the Company has granted 42,586 stock units under the Company's Phantom Stock Unit Agreement to two of the Company's executives. The units vest in installments in accordance with the vesting schedule set forth in the Phantom Stock Unit Agreement such that the units will be fully vested five years from the date of issuance. At that time, the Company expects to issue to the executives the number of shares of common stock equal to the number of units vested, or at the Company's option, an equivalent amount in cash. Dividends are paid by the Company on the vested and unvested portion of shares. For the years ended December 31, 2000, 1999 and 1998, compensation cost was $262, $184 and $20, respectively, related to this plan.

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


                                     F-23                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


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

    (15) Segment Information

         In accordance with FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located: Northern California, Southern California, and the Pacific Northwest.

         Nonsegment revenues and net operating income included in the following schedule consist of revenue generated from the two commercial properties. Also excluded from segment revenues is interest and other corporate income. Other nonsegment assets include investments, real estate under development, cash, notes receivables, other assets and deferred charges.

         The accounting policies of the segments are the same as those described in note 1. The Company evaluates performance based upon net operating income from the combined properties in each segment.


                                     F-24                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)

         The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 2000, 1999 and 1998:

                                                                                Year ended December 31,
                                                                       ---------------------------------------
                                                                           2000           1999         1998
                                                                       -----------    -----------    ---------
Revenues:
 Northern California                                                  $     57,998   $     46,960   $   42,078
 Southern California                                                        68,246         58,371       45,252
 Pacific Northwest                                                          41,527         33,316       32,137
                                                                      ------------   ------------   ----------
     Total segment revenues                                                167,771        138,647      119,467
Nonsegment property revenues                                                    --          1,780        2,575
Interest and other income                                                   10,969          5,618        3,217
                                                                      ------------   ------------   ----------
     Total revenues                                                   $    178,740   $    146,045   $  125,259
                                                                      ============   ============   ==========
Net operating income:
 Northern California                                                  $     44,960   $     35,962   $   31,681
 Southern California                                                        47,168         40,122       29,758
 Pacific Northwest                                                          28,953         22,284       21,138
                                                                      ------------   ------------   ----------
     Total segment net operating income                                    121,081         98,368       82,577

Nonsegment net operating income                                                 --            353        1,532
Interest and other income                                                   10,969          5,618        3,217
Depreciation and amortization                                              (30,765)       (26,150)     (21,948)
Interest                                                                   (30,384)       (21,268)     (19,374)
Amortization of deferred financing costs                                      (639)          (566)        (718)
General and administrative                                                  (6,062)        (4,263)      (3,765)
Loss from hedge termination                                                     --             --           --
Provision for litigation loss                                                   --             --         (930)
                                                                      ------------   ------------   ----------
     Income before gain on the sales of real estate, minority
      interests, and extraordinary item                               $     64,200   $     52,092   $   40,591
                                                                      ============   ============   ==========
Assets:
 Northern California                                                  $    284,773   $    216,946   $  241,676
 Southern California                                                       478,835        415,374      355,077
 Pacific Northwest                                                         268,235        195,011      198,761
                                                                      ------------   ------------   ----------
     Total segment net real estate assets                                1,031,843        827,331      795,514
Nonsegment net real estate assets                                            5,066          5,140       16,661
                                                                      ------------   ------------   ----------
     Net real estate assets                                              1,036,909        832,471      812,175
Nonsegment assets                                                          244,940        229,842      119,621
                                                                      ------------   ------------   ----------
     Total assets                                                     $  1,281,849   $  1,062,313   $  931,796
                                                                      ============   ============   ==========


                                     F-25                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)

(16) Quarterly Results of Operations (Unaudited)

   The following is a summary of quarterly results of operations for 2000 and 1999:

                                                               Quarter ended     Quarter ended     Quarter ended      Quarter ended
                                                                December 31      September 30         June 30            March 31
                                                             ----------------    -------------     -------------      -------------
2000:
 Total revenues before gain on the sales of real estate        $ 49,434            $ 47,358            $ 42,412           $ 39,536
 Gain on the sales of real estate                              $     --            $     --            $     --           $  4,022
                                                               ========            ========            ========           ========
      Extraordinary item                                       $   (119)           $     --            $     --           $     --
                                                               ========            ========            ========           ========
      Net income                                               $ 11,081            $ 10,249            $ 10,273           $ 12,750
                                                               ========            ========            ========           ========
 Per share data:
   Net income:
    Basic                                                      $   0.60            $   0.56            $   0.56           $   0.70
                                                               ========            ========            ========           ========
    Diluted                                                    $   0.59            $   0.54            $   0.55           $   0.69
                                                               ========            ========            ========           ========
   Market price:
    High                                                       $  57.75            $  56.50            $  44.00           $  36.31
                                                               ========            ========            ========           ========
    Low                                                        $  50.50            $  42.00            $  36.00           $  32.56
                                                               ========            ========            ========           ========
    Close                                                      $  54.75            $  55.38            $  42.02           $  36.00
                                                               ========            ========            ========           ========
   Dividends declared                                          $   0.61            $   0.61            $   0.61           $   0.55
                                                               ========            ========            ========           ========
1999:
 Total revenues before gain on the sales of real estate        $ 39,512            $ 37,745            $ 34,898           $ 33,890
 Gain on the sales of real estate                              $  4,816            $  4,708            $     --           $     --
                                                               ========            ========            ========           ========
      Extraordinary item                                       $   (124)           $     --            $    (90)          $     --
                                                               ========            ========            ========           ========
      Net income                                               $ 13,161            $ 13,073            $  8,876           $  8,454
                                                               ========            ========            ========           ========
 Per share data:
   Net income:
    Basic                                                      $   0.72            $   0.72            $   0.50           $   0.46
                                                               ========            ========            ========           ========
    Diluted                                                    $   0.71            $   0.71            $   0.49           $   0.45
                                                               ========            ========            ========           ========
   Market price:
    High                                                       $  34.00            $  34.94            $  35.50           $  26.25
                                                               ========            ========            ========           ========
    Low                                                        $  33.69            $  34.13            $  34.31           $  26.69
                                                               ========            ========            ========           ========
    Close                                                      $  34.00            $  34.93            $  35.38           $  26.13
                                                               ========            ========            ========           ========
   Dividends declared                                          $   0.55            $   0.55            $   0.55           $   0.50
                                                               ========            ========            ========           ========


                                     F-26                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


    (17) 401(k) Plan

         The Company has a 401(k) pension plan (the Plan) for all full-time employees who have completed one year of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches the employee contributions for nonhighly compensated personnel, up to 50% of their compensation to a maximum of $.5 (per individual) per year. Company contributions to the Plan were approximately $98, $58 and $46 for the years ended December 31, 2000, 1999 and 1998.

    (18) Commitments and Contingencies

         The Company had no outstanding letters of credit relating to financing and development transactions as of December 31, 2000.

         In conjunction with an acquisition of a property by the Company in 2000, the Company has guaranteed on behalf of the seller $13,260 on a $44,200 loan secured by another property owned by the seller (a 413-unit apartment complex in Herndon, Virginia). The guarantee expires no later than February 2002.

         The Company is developing five multifamily residential projects, which are planned to have an aggregate of approximately 1,349 multifamily units. The Company expects that such projects will be completed during the next two years. In connection with these projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. As of December 31, 2000, the Company is committed to fund approximately $108,600 relating to these projects.

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


                                     F-27                            (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998
             (Dollars in thousands, except for per share amounts)


         In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's common stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement terminates in five years at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances, the participants may be required to provide collateral to the securities broker. The Company has guaranteed performance of the participants with respect to any obligations relating to the swap agreement. If the program was terminated effective December 31, 2000, there would have been no collateral requirement and no obligation under the participant performance guarantee.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                   Real Estate and Accumulated Depreciation

                               December 31, 2000
                            (Dollars in thousands)



                                                                                            Initial cost                Costs
                                                                                    ---------------------------      capitalized
                                                                                                  Buildings and     subsequent to
            Property                Units          Location           Encumbrance      Land       improvements       acquisition
-----------------------------------------------------------------   -------------   ---------   ---------------   ---------------
Encumbered multifamily properties

    Summerhill Park                   100    Sunnyvale, CA         $               $    2,654  $          4,918  $           ,502
    Oak Pointe                        390    Sunnyvale, CA                              4,842            19,776             5,077
    Summerhill Commons                184    Newark, CA                                 1,608             7,582               922
    Pathways                          296    Long Beach, CA                             4,083            16,757             7,962
    Stevenson Place(The Apple)        200    Fremont, CA                                  996             5,582             6,041
    Foothill Commons                  360    Bellevue, WA                               2,435             9,821             2,812
    Woodland Commons                  236    Bellevue, WA                               2,040             8,727             1,692
    Palisades                         192    Bellevue, WA                               1,560             6,242             1,659
                                                                    -------------   ---------   ---------------   ---------------
                                                                          100,000      20,218            79,405            26,667
                                                                    -------------   ---------   ---------------   ---------------
    Wharfside Pointe                  142    Seattle, WA                                2,245             7,020               848
    Emerald Ridge                     180    Bellevue, WA                               3,449             7,801               815
    Sammamish View                    153    Bellevue, WA                               3,324             7,501               675
                                                                    -------------   ---------   ---------------   ---------------
                                                                           18,858       9,018            22,322             2,338
                                                                    -------------   ---------   ---------------   ---------------
    Brighton Ridge                    264    Renton, WA                                 2,623            10,800               958
    Landmark                          285    Hillsboro, OR                              3,655            14,200               900
    Eastridge                         188    San Ramon, CA                              6,068            13,628               388
                                                                    -------------   ---------   ---------------   ---------------
                                                                           27,125      12,346            38,628             2,246
                                                                    -------------   ---------   ---------------   ---------------
    Fountain Court                    320    Bellevue, WA                               6,702            27,306                35
    Hillcrest Park(Mirabella)         608    Newbury Park, CA                          15,318            40,601             5,088
    Hillsborough Park                 235    La Habra, CA                               6,291            15,455              , 51
                                                                    -------------   ---------   ---------------   ---------------
                                                                           80,000      28,311            83,362             5,174
                                                                    -------------   ---------   ---------------   ---------------
    The Shores                        462    San Ramon, CA                             12,105            18,252            14,688
    Waterford                         238    San Jose, CA                              11,808            24,500               245
                                                                    -------------   ---------   ---------------   ---------------
                                                                           60,000      23,913            42,752            14,933
                                                                    -------------   ---------   ---------------   ---------------
    Bridle Trails                      92    Kirkland, WA                   4,147       1,500             5,930               172
    Bunker Hill Towers                456    Los Angeles, CA               17,919      11,498            27,871               511
    Camarillo Oaks                    564    Camarillo, CA                 27,685      10,953            25,254             3,480
    Evergreen Heights                 200    Kirkland, WA                   8,737       3,566            13,395               484
    Hampton Park(Columbus)             83    Glendale, CA                   4,497       2,407             5,672             1,195
    Hampton Place(Lorraine)           132    Glendale, CA                   8,316       4,288            11,081             1,124
    Huntington Breakers               342    Huntington Beach, CA          23,179       9,306            22,720             1,219
    Inglenook Court                   224    Bothell, WA                    8,300       3,467             7,881             1,478
    Jackson School Village            200    Hillsboro, OR                  9,261       2,588            10,452               342
    Maple Leaf                         48    Seattle, WA                    2,026         805             3,283                80
    Mariners Palce                    105    Oxnard, CA                     4,289       1,555             6,103                13
    Meadowood                         320    Simi Valley, CA               16,770       7,852            18,592             1,009
    Monterra del Rey(Glenbrook)        84    Pasadena, CA                   4,426       2,312             4,923             1,105
    Monterra del Sol(Euclid)           85    Pasadena, CA                   2,852       2,202             4,794             1,813
    Spring Lake                        69    Seattle, WA                    2,219         838             3,399                92
    Stonehedge Village                196    Bothell, WA                    8,966       3,167            12,603               521
    The Bluffs                        224    San Diego, CA                  8,251       3,405             7,743               229
    The Carlyle                       132    San Jose, CA                  18,224       3,954            15,277                48
    Treetops                          172    Fremont, CA                    9,800       3,520             8,182             1,012
    Wandering Creek                   156    Kent, WA                       5,300       1,285             4,980             1,029
    Wilshire Promenade                128    Fullerton, CA                  7,574       3,118             7,385               375
    Windsor Ridge                     216    Sunnyvale, CA                 13,345       4,017            10,315               692
                                                                    -------------   ---------   ---------------   ---------------
                                                                          216,083     181,409           504,304            69,381
                                                                    -------------   ---------   ---------------   ---------------


                                                Gross amount
                                          carried at close of period
                                 ------------------------------------------                                             Depreciable
                                   Land and       Buildings and                 Accumulated      Date of         Date       lives
            Property             improvements     improvements       Total(1)   depreciation  construction     acquired    (years)
---------------------------------------------   ---------------   ---------   --------------- ---------------- ---------- ----------

Encumbered multifamily
 properties

    Summerhill Park                     2,655  $          5,419  $    8,074  $         2,040          1988         9/88         3-40
    Oak Pointe                          4,845            24,850      29,695           11,668          1973        12/88         3-30
    Summerhill Commons                  1,523             8,589      10,112            3,223          1987         7/87         3-40
    Pathways                            6,236            22,566      28,802            6,343          1975         2/91         3-30
    Stevenson Place(The Apple)          1,000            11,619      12,619            4,949          1971         4/82         3-30
    Foothill Commons                    2,438            12,630      15,068            5,633          1978         3/90         3-30
    Woodland Commons                    2,042            10,417      12,459            4,376          1978         3/90         3-30
    Palisades                           1,562             7,899       9,461            3,829      1969/1977 (2)    5/90         3-30
                                -------------   ---------------   ---------   --------------
                                       22,301           103,989     126,290           42,061
                                -------------   ---------------   ---------   ---------------
    Wharfside Pointe                    2,253             7,860      10,113            2,017          1990         6/94         3-30
    Emerald Ridge                       3,447             8,618      12,065            2,111          1987        11/94         3-30
    Sammamish View                      3,329             8,171      11,500            1,882          1986        11/94         3-30
                                -------------   ---------------   ---------   --------------
                                        9,029            24,649      33,678            6,010
                                -------------   ---------------   ---------   ---------------
    Brighton Ridge                      2,654            11,727      14,381            1,435          1986        12/96         3-30
    Landmark                            3,697            15,058      18,755            2,250          1990        08/96         3-30
    Eastridge                           6,089            13,995      20,084            2,054          1988        08/96         3-30
                                -------------   ---------------   ---------   --------------
                                       12,440            40,780      53,220            5,732
                                -------------   ---------------   ---------   ---------------
    Fountain Court                      6,702            27,341      34,043              690          2000         3/00         3-30
    Hillcrest Park(Mirabella)          15,750            45,257      61,007            4,193          1973         3/98         3-30
    Hillsborough Park                   6,267            15,530      21,797              929          1999        09/99         3-30
                                -------------   ---------------   ---------   --------------
                                       28,719            88,128     116,847            5,812
                                -------------   ---------------   ---------   ---------------
    The Shores                         12,555            32,490      45,045            2,883          1988        01/97         3-30
    Waterford                          11,910            24,643      36,553              408          2000         6/00         3-30
                                -------------   ---------------   ---------   --------------
                                       24,465            57,133      81,598            3,291
                                -------------   ---------------   ---------   ---------------
    Bridle Trails                       1,529             6,073       7,602              679          1986        10/97         3-30
    Bunker Hill Towers                 11,631            28,249      39,880            2,694          1968         3/98         3-30
    Camarillo Oaks                     11,015            28,672      39,687            3,655          1985        07/96         3-30
    Evergreen Heights                   3,643            13,802      17,445            1,668          1990        06/97         3-30
    Hampton Park(Columbus)              2,410             6,864       9,274              354          1974        06/99         3-30
    Hampton Place(Lorraine)             4,291            12,202      16,493              624          1970        06/99         3-30
    Huntington Breakers                 9,312            23,933      33,245            2,581          1984        10/97         3-30
    Inglenook Court                     3,472             9,354      12,826            3,059          1985        10/94         3-30
    Jackson School Village              2,690            10,692      13,382               87          1996         9/00         3-30
    Maple Leaf                            825             3,343       4,168              363          1986        10/97         3-30
    Mariners Palce                      1,555             6,116       7,671              118          1987         5/00         3-30
    Meadowood                           7,895            19,558      27,453            2,867          1986        11/96         3-30
    Monterra del Rey(Glenbrook)         2,430             5,910       8,340              310          1972        04/99         3-30
    Monterra del Sol(Euclid)            2,377             6,432       8,809              305          1972        04/99         3-30
    Spring Lake                           857             3,472       4,329              368          1986        10/97         3-30
    Stonehedge Village                  3,196            13,095      16,291              918          1986        10/97         3-30
    The Bluffs                          3,439             7,938      11,377              954          1974        06/97         3-30
    The Carlyle                         4,002            15,277      19,279              329          2000         4/00         3-30
    Treetops                            3,576             9,138      12,714            1,617          1978        01/96         3-30
    Wandering Creek                     1,296             5,998       7,294            1,252          1986        11/95         3-30
    Wilshire Promenade                  3,140             7,738      10,878            1,079          1992        01/97         3-30
    Windsor Ridge                       4,019            11,005      15,024            3,549          1989        03/89         3-40
                                -------------   ---------------   ---------   --------------
                                      185,554           569,540     755,094           92,343
                                -------------   ---------------   ---------   --------------

                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                   Real Estate and Accumulated Depreciation

                               December 31, 2000
                            (Dollars in thousands)


                                                                                                Initial cost               Costs
                                                                                        ---------------------------     capitalized
                                                                                                      Buildings and    subsequent to
              Property                      Units         Location         Encumbrance     Land       improvements      acquisition
-----------------------------------------------------------------------  -------------  ---------   ---------------  ---------------

Unencumbered multifamily properties
     Avondale at Warner Center                 446   Woodland Hills, CA                    10,536            24,522              992
     Bristol Commons                           188   Sunnyvale, CA                          5,278            11,853              962
     Castle Creek                              216   Newcastle, WA                          4,149            16,028              782
     City Heights (3)                           --   Los Angeles, CA                        9,655                --               --
     El Encanto                                116   Tustin, CA                             2,057             8,200              819
     Fairway (4)                                74   Newport Beach, CA                         --             7,850              375
     Foothill/Twincreeks                       176   San Ramon, CA                          5,875            13,992              977
     Kings Road                                196   Los Angeles, CA                        4,023             9,527              315
     Linden Square                             183   Seattle, WA                            4,374            11,588              203
     Marina Cove (5)                           292   Santa Clara, CA                        5,320            16,431            1,794
     Meadows @ Cascade                         198   Vancouver, WA                          2,261             9,070              881
     Mirabella                                 188   Marina Del Rey, CA                     6,180            26,673               69
     Park Place/
     Windsor Court/Cochran                     176   Los Angeles, CA                        4,965            11,806              335
     Plumtree                                  140   Santa Clara, CA                        3,090             7,421              655
     Rosebeach                                 174   La Mirada, CA                          2,493             9,360               21
     Salmon Run                                132   Bothell, WA                            3,717            11,483               27
     Tara Village                              168   Tarzana, CA                            3,178             7,535              629
     The Laurels                               164   Mill Creek, WA                         1,559             6,430              406
     The Village                               122   Oxnard, CA                             2,349             5,579              236
     Trabucco Villas                           132   Lake Forest, CA                        3,638             8,640              522
     Villa Scandia                             118   Ventura, CA                            1,570             3,912              212
     Village @ Cascade                         192   Vancouver, WA                          2,103             8,753              206
     Wimbledon Woods                           560   Hayward, CA                            9,883            37,670              949
     Monterra del Mar (Windsor Terrace)        122   Pasadena, CA                           2,188             5,263            3,443
     Vista Point (3)(7)                         --   Anaheim, CA                               --                --               --
                                     -------------                                      ---------   ---------------  ---------------
                                            13,734                             502,066    281,850           783,890           85,191
                                     -------------                       -------------  ---------   ---------------  ---------------
Commercial properties
     925 East Meadow (6)                             Palo Alto, CA                  --      1,401             3,172              904
                                                                         -------------  ---------   ---------------  ---------------
Total multifamily and commercial properties                             $      502,066 $  283,251  $        787,062 $         86,095
                                                                         =============  =========   ===============  ===============


                                                        Gross amount
                                                  carried at close of period
                                          ----------------------------------------                                       Depreciable
                                              Land and     Buildings               Accumulated     Date of       Date       lives
              Property                      improvements  improvements   Total(1)  depreciation  construction  acquired    (years)
-------------------------------------------------------- -------------  --------- ------------- ------------------------------------

Unencumbered multifamily properties
     Avondale at Warner Center                    10,561        25,489      36,050         1,173          1989     01/97        3-30
     Bristol Commons                               5,282        12,811      18,093         1,671          1989     01/97        3-30
     Castle Creek                                  4,815        16,144      20,959         1,229          1997     12/97        3-30
     City Heights (3)                              9,655            --       9,655            --          1968     12/00          --
     El Encanto                                    2,060         9,016      11,076           122          1969      8/00        3-30
     Fairway (4)                                      --         8,225       8,225           414          1972     06/99        3-30
     Foothill/Twincreeks                           5,938        14,906      20,844         1,923          1985     02/97        3-30
     Kings Road                                    4,028         9,837      13,865         1,179          1979     06/97        3-30
     Linden Square                                 4,192        11,973      16,165           201          1994      6/00        3-30
     Marina Cove (5)                               5,319        18,226      23,545         4,624          1974      6/94        3-30
     Meadows @ Cascade                             2,334         9,878      12,212         1,066          1988     11/97        3-30
     Mirabella                                     6,193        26,729      32,922           526          2000      5/00        3-30
     Park Place/
     Windsor Court/Cochran                         5,014        12,092      17,106         1,064          1988     08/97        3-30
     Plumtree                                      3,089         8,077      11,166         2,055          1975      2/94        3-30
     Rosebeach                                     2,495         9,379      11,874            78          1970      9/00        3-30
     Salmon Run                                    3,729        11,498      15,227            64          2000     10/00        3-30
     Tara Village                                  3,210         8,132      11,342         1,099          1972     01/97        3-30
     The Laurels                                   1,593         6,802       8,395           893          1981     12/96        3-30
     The Village                                   2,391         5,773       8,164           708          1974     07/97        3-30
     Trabucco Villas                               3,841         8,959      12,800           962          1985     10/97        3-30
     Villa Scandia                                 1,590         4,104       5,694           530          1971     06/97        3-30
     Village @ Cascade                             2,149         8,913      11,062           911          1995     12/97        3-30
     Wimbledon Woods                              10,344        38,158      48,502         3,589          1975      3/98        3-30
     Monterra del Mar (Windsor Terrace)            2,655         8,239      10,894           663          1972     09/97        3-30
     Vista Point (3)(7)                               --            --          --            --          1968     07/85          --
                                               ---------     ---------  ----------     ---------
                                                 288,031       862,900   1,150,931       119,087
                                               ---------     ---------  ----------     ---------
Commercial properties
     925 East Meadow (6)                           1,765         3,712       5,477           412         1984      11/97        3-30
                                               ---------     ---------  ----------     ---------
Total multifamily and commercial properties    $ 289,796     $ 866,612  $1,156,408    $  119,499
                                               =========     =========  ==========     =========

(1)  The aggregate cost for federal income tax purposes is $884,336,807.
(2)  Phase I was built in 1969 and Phase II was built in 1977.
(3) The Company has a leasehold interest in this land and receives a land lease payment over a 34-year-term.
(4)  The land is leased pursuant to a ground lease expiring 2027.
(5)  A portion of land is leased pursuant to a ground lease expiring in 2028.
(6)  Total rentable square footage of 17,404
(7) The Company's interest in the land is subordinate to a loan issued to the purchaser of the buildings and improvements, and therefore the carrying amount was written off in connection with the sale.


A summary of activity for real estate and accumulated depreciation is as follows:

                                                           2000                1999                  1998
                                                     -----------------     --------------     ------------------
 Real estate:
          Balance at beginning of year             $           929,076   $        889,964   $            730,987
          Improvements                                          18,348              5,554                 12,200
          Acquisition of real estate                           238,938            193,634                169,934
          Disposition of real estate                           (29,954)          (160,076)               (23,157)
                                                     -----------------     --------------     ------------------
          Balance at end of year                   $         1.156,408   $        929,076   $            889,964
                                                     =================     ==============     ==================


                                                    2000               1999                  1998
                                             -----------------     --------------     ------------------
Accumulated depreciation:
Balance at beginning of year               $            96,605   $         77,789   $             58,040
Dispositions                                            (7,871)            (7,334)                (2,183)
Depreciation expense -                                   2,626              1,377                  2,888
Acquisitions
Depreciation expense                                    28,139             24,773                 19,044
                                             -----------------     --------------     ------------------
Balance at end of year                     $           119,499   $         96,605   $             77,789
                                             =================     ==============     ==================

                                 EXHIBIT INDEX


Exhibit No.                                   Document                                   Page
-----------                                   --------                                   ----
   3.1       Articles of Amendment and Restatement of Essex dated June 22, 1995,          --
             attached as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1995, and incorporated herein by reference.

   3.2       Articles Supplementary of Essex Property Trust, Inc. for the 8.75%           --
             Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.

   3.3       First Amendment to Articles of Amendment and Restatement of Essex            --
             Property Trust, Inc., attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

   3.4       Certificate of Correction to Exhibit 3.2 dated December 20, 1996             (1)

   3.5       Amended and Restated Bylaws of Essex Property Trust, Inc., attached as       --
             Exhibit 3.2 to the Company's Current Report on Form 8-K, filed August
             13, 1996, and incorporated herein by reference.

   3.6       Certificate of Amendment of the Bylaws of Essex Property Trust, Inc.,        (1)
             dated December 17, 1996.

   3.7       Articles Supplementary reclassifying 2,000,000 shares of Common Stock        --
             as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred
             Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed March
             3, 1998, and incorporated herein by reference.

   3.8       Articles Supplementary reclassifying 500,000 shares of Common Stock as       (2)
             500,000 shares of 9-1/8% Series C Cumulative Redeemable Preferred
             Stock, filed with the State of Maryland on November 25, 1998.

   3.9       Certificate of Correction to Exhibit 3.2 dated February 12, 1999.            (2)

   3.10      Articles Supplementary reclassifying 6,617,822 shares of Common Stock        --
             as 6,617,822 shares of Series A Junior Participating Preferred Stock, filed with the State of Maryland on November 13, 1998, attached as
             Exhibit 4.0 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   3.11      Articles Supplementary reclassifying 2,000,000 shares of Common              --

Exhibit No.                                   Document                                   Page
-----------                                   --------                                   ----

             Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable
             Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended
             June 30, 1999 and incorporated herein by reference.

   3.12      Articles Supplementary reclassifying 2,200,000 shares of Common Stock        --
             as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred
             Stock, filed with the State of Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September
             30, 1999 and incorporated herein by reference.

   3.13      Certificate of Correction to Articles Supplementary reclassifying            --
             2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D
             Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the
             Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

   3.14      Certificate of Amendment of the Bylaws of Essex Property Trust, Inc.         --
             dated February 14, 2000, attached as Exhibit 3.2 to the Company's Form
             10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

   4.1       Rights Agreement, dated as of November 11, 1998, between Essex Property      --
             Trust, Inc., and BankBoston, N.A., as Rights Agent, including all exhibits thereto, attached as Exhibit 1 to the Company's Registration
             Statement filed on Form 8-A dated November 12, 1998, and incorporated herein by reference.

   10.1      Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and           --
             restated), attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

   10.2      First Amended and Restated Agreement of Limited Partnership of Essex         --
             Portfolio, L.P. attached as Exhibit 10.1 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

   10.3      First Amendment to the First Amended and Restated Agreement of Limited       --
             Partnership of Essex Portfolio, L.P. dated February 6, 1998, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K , filed
             March 3, 1998, and incorporated herein by reference.

   10.4      Second Amendment to the First Amended and Restated Agreement of Limited      --
             Partnership of Essex Portfolio, L.P. dated April 20, 1998, attached as
             Exhibit 10.1 to the Company's Current Report on Form 8-K,


                                                                         Page 2

Exhibit No.                                   Document                                   Page
-----------                                   --------                                   ----

             filed April 23, 1998, and incorporated herein by reference.

   10.5      Third Amendment to the First Amended and Restated Agreement of Limited       (2)
             Partnership of Essex Portfolio, L.P. dated November 24, 1998.

   10.6      Fourth Amendment to the First Amended and Restated Agreement of Limited      --
             Partnership of Essex Portfolio, L.P., dated July 28, 1999, attached as
             Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

   10.7      Fifth Amendment to the First Amended and Restated Agreement of Limited       --
             Partnership of Essex Portfolio, L.P., dated September 3, 1999, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended September
             30, 1999 and incorporated herein by reference.

   10.8      Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock      --
             Incentive Plan, attached as Exhibit 10.3 to the Company's Registration
             Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

   10.9      Form of Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan,        --
             attached as Exhibit 10.4 to the Company's Registration Statement on
             Form S-11 (RegistrationNo. 33-76578), which became effective on June 6,
             1994, and incorporated herein by reference.

   10.10     Form of Non-Competition Agreement between Essex and each of Keith R.         --
             Guericke and George M. Marcus, attached as Exhibit 10.5 to the
             Company's Registration Statement on Form S-11 (Registration No.
             33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

   10.11     Termination of Non-Compete Agreement between Essex Property Trust, Inc.      --
             and George M. Marcus attached as Exhibit 10.9 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   10.12     Contribution Agreement by and among Essex, the Operating Partnership         --
             and the Limited Partners in the Operating Partnership, attached as
             Exhibit 10.6 to the Company's Registration Statement on Form S-11
             (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

   10.13     Form of Indemnification Agreement between Essex and its directors and        --
             officers, attached as Exhibit 10.7 to the Company's Registration

                                                                         Page 3

Exhibit No.                                   Document                                   Page
-----------                                   --------                                   ----
             Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

   10.14     First Amendment to Investor Rights Agreement dated July 1, 1996 by and       --
             between George M. Marcus and The Marcus & Millichap Company, attached as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed
             August 13, 1996, and incorporated herein by reference.

   10.15     Agreement by and among M&M, M&M REIBC and the Operating Partnership and      --
             Essex regarding Stock Options attached as Exhibit 10.14 to the
             Company's Registration Statement on Form S-11 (Registration No.
             33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

   10.16     Co-Brokerage Agreement by and among Essex, the Operating Partnership,        --
             M&M REIBC and Essex Management Corporation attached as Exhibit 10.15 to the Company's Registration Statement on Form S-11 (Registration No.
             33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

   10.17     General Partnership Agreement of Essex Washington Interest Partners          --
             attached as Exhibit 10.16 to the Company's Registration Statement on
             Form S-11 (Registration No.33-76578), which became effective on June 6,
             1994, and incorporated herein by reference.

   10.18     Form of Management Agreement between the Operating Partnership and           --
             Essex Management Corporation regarding the retail Properties attached as Exhibit 10.18 to the Company's Registration Statement on Form S-11
             (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

   10.19     Form of Investor Rights Agreement between Essex and the Limited Partner      --
             of the Operating Partnership attached as Exhibit 10.26 to the Company's
             Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

   10.20     Phantom Stock Unit Agreement for Mr. Guericke, attached as Exhibit 10.1      --
             to the Company's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1997, and incorporated herein by reference.

   10.21     Phantom Stock Unit Agreement for Mr. Schall, attached as Exhibit 10.2        --
             to the Company's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1997, and incorporated herein by reference.  (Same form was used for 1998 and 1999 agreements.)

                                                                         Page 4

Exhibit No.                                   Document                                   Page
-----------                                   --------                                   ----
   10.22     Replacement Promissory Note (April 15, 1996) and Pledge Agreement for        --
             Mr. Guericke, attached as Exhibit 10.3 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

   10.23     Promissory Note (December 31, 1996) and Pledge Agreement for Mr.             --
             Guericke, attached as Exhibit 10.4 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

   10.24     Replacement Promissory Note (April 30, 1996) and Pledge Agreement for        --
             Mr. Schall, attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

   10.25     Promissory Note (December 31, 1996) and Pledge Agreement for Mr.             --
             Schall, attached as Exhibit 10.6 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

   10.26     First Amended and Restated Agreement of Limited Partnership of Western-      --
             Highridge I Investors, effective as of May 13, 1997, attached as
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1997, and incorporated herein by reference.

   10.27     Registration Rights Agreement, effective as of May 13, 1997, by and          --
             between the Company and the limited partners of Western-Highridge I
             Investors, Irvington Square Associates, Western-Palo Alto II Investors,
             Western Riviera Investors, and Western-San Jose III Investors, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1997, and incorporated herein by reference.

   10.28     $100,000,000 Promissory Note between Essex Portfolio, L.P., and Essex        --
             Morgan Funding Corporation, attached as Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

   10.29     Form of Revolving Loan Agreement among Essex Portfolio L.P., Bank of
             America and other banks as specified therein, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

   12.1      Schedule of Computation of Ratio of Earnings to Fixed Charges and            --
             Preferred Stock Dividends.

                                                                          Page 5

Exhibit No.                                   Document                                   Page
-----------                                   --------                                   ----

   21.1      List of Subsidiaries of Essex Property Trust, Inc.                           --

   23.1      Consent of Independent Public Accountants.                                   --

________________
(1) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.