Form 10-Q
period 2001-03-31
ESSEX PROPERTY TRUST INC
filed 2001-05-14
CIK 920522

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:
                       18,456,841 shares of Common Stock
                               as of May 1, 2001

                               TABLE OF CONTENTS
                                   FORM 10-Q


                  Part I                                                Page No.
                                                                        --------

Item 1   Financial Statements (Unaudited)                                    3

         Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000                                               4

         Consolidated Statements of Operations for the three months
         ended March 31, 2001 and 2000                                       5

         Consolidated Statements of Stockholders' Equity
         for the three months ended March 31, 2001
         and the year ended December 31, 2000                                6

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 2001 and 2000                  7

         Notes to Consolidated Financial Statements                          8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                14

Item 3   Quantitative and Qualitative Disclosure About Market Risk          20


                  Part II

Item 2   Changes in Securities and Use of Proceeds                          21

Item 6   Exhibits and Reports on Form 8-K                                   21

         Signatures                                                         22

Part I    Financial Information
------    ---------------------


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

                          ESSEX PROPERTY TRUST, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                               March 31,                    December 31,
                                      Assets                                     2001                          2000
                                      ------                                   --------                     ------------
Real estate:
     Rental properties:
        Land and land improvements                                          $    287,842                    $    289,796
        Buildings and improvements                                               862,242                         866,612
                                                                          --------------                  --------------
                                                                               1,150,084                       1,156,408
        Less accumulated depreciation                                           (128,325)                       (119,499)
                                                                          --------------                  --------------
                                                                               1,021,759                       1,036,909
     Investments                                                                  69,751                          65,703
     Real estate under development                                                50,678                          38,231
                                                                          --------------                  --------------
                                                                               1,142,188                       1,140,843

Cash and cash equivalents-unrestricted                                            11,827                           6,600
Cash and cash equivalents-restricted                                              18,430                          18,965
Notes receivable from investees and other related parties                         66,971                          77,081
Notes and other receivables                                                       26,487                          24,062
Prepaid expenses and other assets                                                  6,492                           7,654
Deferred charges, net                                                              6,638                           6,644
                                                                          --------------                  --------------
                                                                            $  1,279,033                    $  1,281,849
                                                                          ==============                  ==============

                              Liabilities and Stockholders' Equity
                              ------------------------------------

Mortgage notes payable                                                      $    539,171                    $    502,066
Lines of credit                                                                   44,733                          93,469
Accounts payable and accrued liabilities                                          26,873                          30,430
Dividends payable                                                                 16,495                          14,538
Other liabilities                                                                  6,375                           6,539
Deferred gain                                                                      5,002                           5,002
                                                                          --------------                  --------------
                    Total liabilities                                            638,649                         652,044

Minority interests                                                               249,588                         238,130

Stockholders' equity:
     8.75% Convertible Preferred Stock, Series 1996A: $.0001
      par value, no shares authorized, issued and outstanding                          -                               -
     Common stock, $.0001 par value, 656,682,178 and
      656,682,178 authorized, 18,455,841 and 18,417,013
      issued and outstanding                                                           2                               2
     Cumulative redeemable preferred stock; $.0001 par
      value, no shares issued and outstanding:
      7.875% Series B 2,000,000 shares authorized                                      -                               -
      9.125% Series C 500,000 shares authorized                                        -                               -
      9.30% Series D 2,000,000 shares authorized                                       -                               -
      9.25% Series E 2,200,000 shares authorized                                       -                               -
     Excess stock, $.0001 par value, 330,000,000 shares
      authorized and no shares issued and outstanding                                  -                               -
     Additional paid-in capital                                                  429,423                         428,433
     Distributions in excess of accumulated earnings                             (38,629)                        (36,760)
                                                                          --------------                  --------------
                    Total stockholders' equity                                   390,796                         391,675
                                                                          --------------                  --------------
                                                                            $  1,279,033                    $  1,281,849
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

                          ESSEX PROPERTY TRUST, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                                                        Three months ended
                                                                                ---------------------------------
                                                                                March 31,                March 31,
                                                                                  2001                     2000
                                                                                ---------                --------
Revenues:
    Rental                                                                    $     44,591             $     36,846
    Other property                                                                   1,459                      954
                                                                              ------------             ------------
                    Total property                                                  46,050                   37,800
    Interest and other                                                               4,060                    1,736
                                                                              ------------             ------------
                    Total revenues                                                  50,110                   39,536
                                                                              ------------             ------------
Expenses:
    Property operating expenses
                    Maintenance and repairs                                          2,741                    2,151
                    Real estate taxes                                                3,081                    2,598
                    Utilities                                                        2,489                    2,056
                    Administrative                                                   3,623                    3,332
                    Advertising                                                        710                      497
                    Insurance                                                          262                      221
                    Depreciation and amortization                                    8,826                    6,667
                                                                              ------------             ------------
                                                                                    21,732                   17,522

    Interest                                                                         9,424                    5,808
    Amortization of deferred financing costs                                           160                      159
    General and administrative                                                       1,874                    1,125
                                                                              ------------             ------------
                    Total expenses                                                  33,190                   24,614
                                                                              ------------             ------------
                    Income before gain on the sales of real estate
                     and minority interests                                         16,920                   14,922

    Gain on the sales of real estate                                                     -                    4,022
                                                                              ------------             ------------
                    Income before minority interests                                16,920                   18,944

    Minority interests                                                              (5,871)                  (6,194)
                                                                              ------------             ------------
                    Net income                                                      11,049                   12,750

    Preferred stock dividends                                                            -                     (117)
                                                                              ------------             ------------
                    Net income available to common stockholders               $     11,049             $     12,633
                                                                              ============             ============

Per share data:
    Basic:
                    Net income                                                $       0.60             $       0.70
                                                                              ============             ============
                    Weighted average number of shares
                    outstanding during the period                               18,427,644               18,067,694
                                                                               ============             ============
    Diluted:
                    Net income                                                $       0.59             $       0.69
                                                                              ============             ============

                    Weighted average number of shares
                    outstanding during the period                               18,810,140               18,499,759
                                                                              ============             ============
    Dividend per share                                                        $       0.70             $       0.55
                                                                              ============             ============


                            See accompanying notes to the consolidated unaudited financial statements.

                          ESSEX PROPERTY TRUST, INC.
                Consolidated Statements of Stockholders' Equity
               for the three months ended March 31, 2001 and the
                         year ended December 31, 2000
                                  (Unaudited)
                       (Dollars and shares in thousands)



                                                                                                      Distributions
                                            Preferred stock     Common stock         Additional        in excess of
                                            ---------------    ---------------        paid-in          accumulated
                                            Shares   Amount    Shares   Amount        capital           earnings          Total
                                            ------   ------    ------   ------      ------------       ----------       -----------

Balances at December 31, 1999               185      $    1     18,050    $  2        $  425,089        $ (37,399)       $  387,693

Shares issued on conversion
     of Convertible Preferred Stock        (185)         (1)       211                         -                -               (1)
Net proceeds from options exercised           -           -        156                     3,344                -            3,344
Net income                                    -           -          -                         -           44,353           44,353
Dividends declared                            -           -          -                         -          (43,714)         (43,714)
                                       --------    --------    -------   -----        ----------        ---------        ---------
Balances at December 31, 2000                 -           -     18,417       2           428,433          (36,760)         391,675

Net proceeds from options exercised           -           -         39                       990                -              990
Net income                                    -           -          -                         -           11,049           11,049
Dividends declared                            -           -          -                         -          (12,918)         (12,918)
                                       --------    --------    -------   -----        ----------        ---------        ---------
Balances at March 31, 2001                    -      $    -     18,456    $  2        $  429,423        $ (38,629)       $ 390,796
                                       ========    ========    =======   =====        ==========        =========        =========

                             See accompanying notes to the consolidated unaudited financial statements


                         ESESSEX PROPERTY TRUST, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)


                                                                                  Three months ended
                                                                       ------------------------------------------
                                                                            March 31,                March 31,
                                                                              2001                     2000
                                                                       -----------------          ---------------
Net cash provided by operating activities:                             $          22,877         $         22,032
                                                                       -----------------          ---------------
Cash flows from investing activities:
    Additions to real estate                                                      (8,139)                  (5,548)
    Proceeds received from the disposition of real estate                              -                   31,302
    Proceeds received from contribution of real estate to
     corporate investee                                                           15,987                        -
    Decrease/(increase) in restricted cash                                           535                     (866)
    Additions to notes receivable from investees,
     other related parties and other receivables                                  (6,547)                  (2,000)
    Repayment of notes receivable from investees,
     other related parties and other receivables                                  12,401                    2,036
    Additions to real estate under development                                    (6,547)                  (9,526)
    Net contribution to investments in corporations
     and limited partnerships                                                     (1,325)                    (605)
                                                                       -----------------          ---------------
                     Net cash provided by investing activities                     6,465                   14,793
                                                                       -----------------          ---------------
Cash flows from financing activities:
    Proceeds from mortgage and other notes payable
    and lines of credit                                                           72,000                   17,000
    Repayment of mortgage and other notes payable
     and lines of credit                                                         (83,631)                 (28,191)
    Additions to deferred charges                                                   (154)                       -
    Net proceeds from stock options exercised and shares
     issued through dividend reinvestment plan                                       990                    1,080
    Contributions from minority interest partners                                  6,000                        -
    Distributions to minority interest partners                                   (5,879)                  (5,768)
    Redemption of operating partnership units                                     (2,207)                    (164)
    Dividends paid                                                               (11,234)                 (10,044)
                                                                       -----------------          ---------------
                     Net cash used in financing activities                       (24,115)                 (26,087)
                                                                       -----------------          ---------------
Net increase in cash and cash equivalents                                          5,227                   10,738
Cash and cash equivalents at beginning of period                                   6,600                   12,348
                                                                       -----------------          ---------------
Cash and cash equivalents at end of period                             $          11,827          $        23,086
                                                                       =================          ===============
Supplemental disclosure of cash flow information:
    Cash paid for interest, net of $722 and
     $656 capitalized                                                  $           9,742          $         3,446
                                                                       =================          ===============
Supplemental disclosure of non-cash investing and
   financing activities:

    Issuance of Operating Partnership Units in
     connection with the purchase of real estate                       $           8,000          $             -
                                                                       =================          ===============
    Exchange of related party notes receivable for investments         $           8,347          $             -
                                                                       =================          ===============
    Contribution of real estate in exchange for notes receivable       $           6,571          $             -
                                                                       =================          ===============
    Consolidation of previously unconsolidated investment              $           6,000          $             -
                                                                       =================          ===============


                              See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share an per unit amounts)


(1) Organization and Basis of Presentation
    --------------------------------------

    The unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

    The unaudited consolidated financial statements for the three months ended March 31, 2001 and 2000 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.2%, 89.6% and 89.7% general partnership interest as of March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

    As of March 31, 2001, the Company operates and has ownership interests in 83 multifamily properties (containing 18,673 units) and five commercial properties (with approximately 290,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Significant Transactions
    ------------------------

    (A)  Acquisition Activities
    ---------------------------

    On March 22, 2001, in connection with the acquisition of The Carlyle Apartments in April 2000, Essex issued 158,202 Operating Partnership units convertible into Common Stock at the option of the holder. This was the final payment and was based on an amount that provides Essex with a targeted yield on the property. Total consideration paid for the property was $26,500.

    (B)  Development Communities
    ----------------------------

    The Company defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At March 31, 2001, the Company has ownership interests in six development communities, with an aggregate of 1,673 multifamily units.

    During the first quarter, the Company announced one new development community, Parker Ranch, in which the Company has entered into a joint venture agreement to develop a 324 unit multifamily community in Simi Valley, California. The Company has a 50% partnership interest in this venture.

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share an per unit amounts)


    In connection with the properties currently under development, the Company has directly, or in some cases through its joint ventures, entered into contractual construction related commitments with unrelated third parties. At March 31, 2001, the Company, together with its joint venture partners, is committed to fund approximately $102,000 under these commitments.

    (C)  Redevelopment Communities
    ------------------------------

    The Company defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At March 31, 2001, the Company has ownership interests in four redevelopment communities, which contain an aggregate of 1,632 units with total originally projected investment of $27,343 of which approximately $6,500 remains to be expended.

    (D) Debt Transactions
    ---------------------

    On January 31, 2001 Essex VFGP, Inc. (VFGP), one of the Company's corporate investees, entered into three separate long-term non-recourse mortgages totaling $28,530. Each loan is secured by one property. These properties were previously unencumbered. The loans bear interest at fixed rates ranging from 6.945% to 7.090% and are due in February 2011. The properties encumbered were Hunt Club, El Encanto and Rosebeach Apartments. VFGP plans to contribute these properties, together with others, to a joint venture that it is planning to form in the future. The Company's investment in these assets is reflected in the Company's consolidated financial statements as notes receivable from investees and other related parties and investments.

    On March 12, 2001, the Company entered into a $56,000 long-term non-recourse mortgage secured by a previously unencumbered property. The loan bears interest at a fixed rate of 6.76% and is due in March 2011.

    The proceeds from these loans were used to repay a variable rate construction loan (approximately $18,000) and to reduce outstanding balances under the Company's unsecured lines of credit.

    (E) Other Items
    ---------------

    On March 1, 2001 the Company purchased Clarewood Office Building, an approximately 39,000 square foot office building in Woodland Hills, California for a contract price of $4,500. The Company plans to initially occupy approximately 7,000 square feet. The Company's employees that will occupy this space with be certain Southern California property operations, development, redevelopment and accounting personnel. The building has eleven third party tenants occupying approximately 28,700 feet. The largest single tenant occupies approximately 10,900 square feet.

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share an per unit amounts)


    Acquisition and development and redevelopment and other activities for the first quarter of 2001 were funded through the issuance of Operating Partnership interests and financings as noted above and the Company's lines of credit.

(3) Related Party Transactions
    --------------------------

    All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 2001 and 2000 totaled $430 and $233, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

    Other income includes interest income of $901 and $122 for the three months ended March 31, 2001 and 2000, respectively. The majority of interest income was earned on the notes receivable from investees. Other income also includes management fee income and investment income from the Company's investees of $344 and $474 for the three months ended March 31, 2001 and 2000, respectively.

    Notes receivables from investees and other related parties as of March 31, 2001 and December 31, 2000 consist of the following:

                                                                              March 31,  December 31,
                                                                              ---------  ------------
   Notes receivable from joint ventures investees:                               2001          2000
                                                                                 ----          ----
     Notes receivable from VFGP L.P.'s, secured,
     bearing interest at 9% - Prime + 3%, due 2001-2010                    $     40,413  $     47,840

     Note receivable from Highridge Apartments, secured,
     bearing interest at 9%, due March 2008                                       1,047         1,047

     Note receivable from Highridge Apartments, secured,
     bearing interest at 10%, due on demand                                       2,950         2,950

     Note receivable from Fidelity 1, secured
     bearing interest at LIBOR = 2.5%, due 2004                                   6,511         5,613

     Receivables from Down REIT entities, noninterest bearing,
     due on demand                                                                    -         8,281
     Receivable from Newport Beach North LLC and Newport Beach
     South LLC, noninterest bearing, due on demand                                2,179         1,753

     Receivable from City Heights LP, noninterest bearing,
     due on demand                                                                  865           865

     Receivables from VFGP L.P.s, non interest bearing, due on demand             8,422         4,804

   Other related party receivables:

     Loans to officers, secured, bearing interest at 8%, due April 2006             633           633

     Other related party receivables, substantially due on demand                 3,951         3,295
                                                                           ------------  ------------

                                                                           $     66,971  $     77,081
                                                                           ============  ============


                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share an per unit amounts)



    Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4) New Accounting Pronouncements
    -----------------------------

    The Company has adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." effective January 1, 2001. Under the SFAS 133 derivative instruments are required to be included in the balance sheet at fair value. The changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it has been designated and qualifies as a part of hedging relationship. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The difference between a derivative's previous carrying amount and its fair value is recorded as a transition adjustment, which will be allocated between net income and other comprehensive income based on the entity's strategy for assessing the effectiveness of the hedge.

    During 1996 and 1999, the Company purchased interest rate cap contracts in order to reduce the risks associated with increases in interest rates on its tax exempt variable rate demand bonds. The Company has the right to receive cash if interest rates increase above a specified level. The purpose of the caps is to hedge the exposure to variability in expected future interest cash flows above a fixed interest rate, and, accordingly, they are accounted for as cash flow hedges under SFAS 133. The Company determines the fair value of the caps and assesses the ineffectiveness of the hedge based on changes in the time value of the caps. As of January 1, 2001, there were no changes in the intrinsic value of the caps since the date the caps were purchased, and the changes in fair value of the caps is attributable entirely to changes in time value. The amortized cost of the cap contracts exceeded their fair value by approximately $450,000, which resulted in a transition adjustment (charge to earnings) of that amount in the quarter ended March 31, 2001.

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share an per unit amounts)


(5) Segment Information
    -------------------

    The Company defines its reportable operating segments as the three geographical regions in which its properties are located: Northern California, Southern California and the Pacific Northwest. Excluded from segment revenues are interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                            Three months ended
                                                    March 31, 2001     March 31, 2000
                                                    ---------------  ------------------
   Revenues
      Northern California                               $   16,727          $   12,636
      Southern California                                   17,936              15,773
      Pacific Northwest                                     11,387               9,391
                                                        ----------          ----------
         Total segment revenues                             46,050              37,800
   Interest and other income                                 4,060               1,736
                                                        ----------          ----------
         Total revenues                                 $   50,110          $   39,536
                                                        ==========          ==========


   Net operating income:
      Northern California                               $   13,017               9,824
      Southern California                                   12,343              10,690
      Pacific Northwest                                      7,784               6,431
                                                        ----------          ----------
         Total segment net operating income                 33,144              26,945
   Interest and other income                                 4,060               1,736
   Depreciation and amortization                            (8,826)             (6,667)
   Interest                                                 (9,424)             (5,808)
   Amortization of deferred financing costs                   (160)               (159)
   General and administrative                               (1,874)             (1,125)
                                                        ----------          ----------
         Income before gain on the sales of real
         estate, minority interests and
         extraordinary item                             $   16,920          $   14,922
                                                        ==========          ==========



                                                    March 31, 2001   December 31, 2000
                                                    --------------   -----------------
   Assets:
      Northern California                               $  295,711          $  289,839
      Southern California                                  459,952             478,835
      Pacific Northwest                                    266,096             268,235
                                                        ----------          ----------
         Total segment net real estate assets            1,021,759           1,036,909
   Non-segment assets                                      257,274             244,940
                                                        ----------          ----------
         Total assets                                   $1,279,033          $1,281,849
                                                        ==========          ==========

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share an per unit amounts)


(6) Net Income Per Share
    --------------------



                                              Three months ended                 Three months ended
                                                March 31, 2001                      March 31, 2000
                                          ---------------------------       -----------------------------
                                                   Weighted     Per                    Weighted     Per
                                                   Average      Share                  Average      Share
                                          Income   Shares       Amount       Income    Shares       Amount

     Net Income                           $11,049                            $12,750
   Less:  dividends on preferred stock          -                               (117)
                                          -------                          ---------
   Basic:
     Income available to
      common stockholders                  11,049     18,427    $0.60         12,633     18,068   $0.70
                                          -------     ------  =======      ---------   --------  ======
   Effect of Dilutive Securities:
     Convertible limited partnership
      units                                     -          -       (1)              -         -      (1)
     Convertible preferred stock                -          -                      117       211
     Stock options                              -        383                        -       221
                                          -------     ------               ---------   --------

   Diluted:
     Income available to common
      stockholders plus assumed
      conversions                         $11,049     18,810    $0.59        $12,750     18,500   $0.69
                                          =======     ======  =======      =========   ========  ======

     (1)  Securities not included because they were anti-dilutive.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three months ended March 31, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2001, December 31, 2000 and March 31, 2000, owned an 89.2%, 89.6% and 89.7% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2001, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.


General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three months ended March 31, 2001 and 2000. The Company's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Company's portfolio has exceeded 95% for the last five years.

The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ended December 31, 1994. The Company provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"), in order to maintain compliance with REIT tax rules. The Company owns 100% of EMC's 19,000 shares of Series A non-voting Preferred Stock and 5,662 shares of Series B non-voting Preferred Stock. Executives of the Company own 100% of EMC's 1,000 shares of Common Stock.

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 68 multifamily residential properties and its headquarter and regional office buildings. Of the multifamily properties acquired since the IPO, 14 are located in Northern California, 35 are located in Southern California, 15 are located in the Seattle, Washington metropolitan area and four are located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 14,767 multifamily units with total capitalized acquisition costs of approximately $1,181.5 million. Additionally since its IPO, the Company has developed and has ownership interests in eight multifamily development properties that have reached stabilized operations. These development properties consist of 1,540 units with total capitalized development costs of $180.6 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, 8 multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $116.4 million resulting in total net realized gains of approximately $27.2 million and a deferred gain of $5.0 million.

The Company is currently developing six multifamily residential communities, with an aggregate of 1,673 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $208.4 million. As of March 31, 2001, together with its joint venture partners, the Company's remaining development commitment is approximately $101.5 million.


Results of Operations

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended
-----------------------------------------------------------------------------
March 31, 2000
--------------

Average financial occupancy rates of the Company's multifamily Quarterly Same Store Properties (properties owned by the Company for each of the three months ended March 31, 2001 and 2000) was 96.2% for the three months ended March 31, 2001 and 96.2%, for the three months ended March 31, 2000. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended March 31, 2001 and 2000 are as follows:


                               March 31,   March 31,
                                 2001        2000
                                 ----        ----

     Southern California         95.7%       96.3%
     Northern California         97.0%       97.3%
     Pacific Northwest           95.4%       94.6%

Total Revenues increased by $10,574,000 or 26.7% to $50,110,000 in the first quarter of 2001 from $39,536,000 in the first quarter of 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.


                                                            Three
                                                         Months Ended
                                                           March 31,
                                          Number of        ---------      Dollar   Percentage
                                         Properties      2001     2000    Change   Change
                                         ----------      ----     ----    ------   ------
Revenues
   Property revenues Quarterly
    Same Store Properties
      Southern California                        17    $11,381  $10,666  $   715         6.7%
      Northern California                        14     14,478   12,212    2,266        18.6
      Pacific Northwest                          19      8,999    8,409      590         7.0
                                                 --    -------  -------  -------  ----------

              Properties                         50     34,858   31,287    3,571        11.4
                                                 ==
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1999                    11,192    6,513    4,679        71.8
                                                       -------  -------  -------  ----------
          Total property revenues (1)                   46,050   37,800    8,250        21.8
                                                       -------  -------  -------  ----------

Interest and other income                                4,060    1,736    2,324       133.9
                                                       -------  -------  -------  ----------
          Total revenues                               $50,110  $39,536  $10,574        26.7%
                                                       =======  =======  =======  ==========

(1) Also includes two commercial properties, redevelopment communities, and development communities.


As set forth in the above table, $4,679,000 of the $10,574,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1999, redevelopment communities, development communities and two commercial properties. During this period, the Company acquired interests in twelve multifamily properties and reached stabilized operations at five development communities (the "Quarterly Acquisition Properties") and disposed of one multifamily property (the "Quarterly Disposition Properties").

Of the increase in total revenues, $3,571,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 11.4% to $34,858,000 in the first quarter of 2001 from $31,287,000 in the first quarter of 2000. The majority of this increase was attributable to the 14 Quarterly Same Store Properties located in Northern California. The property revenues of the Quarterly Same Store Properties in Northern California increased by $2,266,000 or 18.6% to $14,478,000 in the first quarter of 2001 from $12,212,000 in the first quarter of 2000. This $2,266,000 increase is primarily attributable to rental rate increases offset by a decrease in financial occupancy to 97.0% in the first quarter of 2001 from 97.3% in the first quarter of 2000. The 17 Quarterly Same Store Properties located in Southern California accounted for the next largest regional component of the Quarterly Same Store Property revenue increase. The property revenues of these properties increased by $715,000 or 6.7% to $11,381,000 in the first quarter of 2001 from $10,666,000 in the first quarter of 2000. The $715,000 increase is attributable to rental rate increases offset by a decrease in financial occupancy to 95.7% in the first quarter of 2001 from 96.3% in the first quarter of 2000. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $590,000 or 7.0% to $8,999,000 in the first quarter of 2001 from $8,409,000 in the first quarter of 2000. The $590,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 95.4% in the first quarter of 2001 from 94.6% in the first quarter of 2000. The increase in total revenue also reflected an increase of $2,324,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Company's joint venture investments.

Total Expenses increased by $8,576,000 or approximately 34.8% to $33,190,000 in the first quarter of 2001 from $24,614,000 in the first quarter of 2000. Interest expense increased by $3,616,000 or 62.3% to $9,424,000 in the first quarter of 2001 from $5,808,000 in the first quarter of 2000. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $2,051,000 or 18.9% to $12,906,000 in the first quarter of 2001 from $10,855,000 in the first quarter of 2000. Of such increase, $1,525,000 was attributable to the Quarterly Acquisition Properties and the Disposition Properties. Depreciation and amortization increased by $2,159,000 or approximately 32.4% to $8,826,000 in the first quarter of 2001 from $6,667,000 in the first quarter of 2000, primarily due to the acquisition of assets during that period.

General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $749,000 in the first quarter of 2001 from the amount for the first quarter of 2000. This increase is largely due to additional staffing requirements resulting from the growth of the Company as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income decreased by $1,701,000 to $11,049,000 in the first quarter of 2001 from $12,750,000 in the first quarter of 2000. This decrease is primarily attributable to the gain on the sales of real estate of $4,022,000 in the first quarter of 2000. There was no gain on the sales of real estate in the first quarter of 2001. This decrease was offset by the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.


Liquidity and Capital Resources

At March 31, 2001 the Company had $11,827,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from its line of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under its line of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Company corporate ratings, if any, and leverage rating which has been priced at LIBOR plus 1.15% during its term. At March 31, 2001 the Company had $44,733,000 outstanding on this line of credit. A second line of credit in the amount of $30,000,000 matures in August 2001, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At March 31, 2001 the Company had no outstanding balances on this line of credit. During the quarter ended March 31, 2001, the Company had outstanding balances which bore interest rates of approximately 5.9%.

In addition to the unsecured line of credit, the Company had $539,171,000 of secured indebtedness at March 31, 2001. Such indebtedness consisted of $480,351,000 in fixed rate debt with interest rates varying from 6.6% to 8.8% and maturity dates ranging from 2002 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the first quarter of 2001 ranging from 4.0% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Company's unrestricted cash balance increased by $5,227,000 from $6,600,000 as of December 31, 2000 to $11,827,000 as of March 31, 2001. This increase was primarily a result of net cash provided by operating activities and $6,465,000 of net cash provided by investing activities, which was offset by $24,115,000 if net cash used in financing activities. Of the $24,115,000 of net cash used in financing activities, $83,631,000 were repayments of mortgage and other notes payable and lines of credit, which was off set by $72,000,000 received in proceeds from mortgage and other notes payable and lines of credit and $11,234,000 of dividends/distributions paid. The $6,465,000 of net cash provided by investing activities was primarily a result of $15,987,000 in proceeds received from contribution of real estate to corporate investee, $12,401,000 of additions to related party notes and other receivables, which was offset by $8,139,000 used to purchase and upgrade rental properties.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Company expects to incur approximately $330 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2001. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for renovations and improvements on recently acquired properties which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2001 and/or the funding thereof will not be significantly different than the Company's current expectations.

The Company is developing six multifamily residential communities, with an aggregate of 1,673 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $208,400,000. As of March 31, 2001, the Company's remaining commitment to fund the estimated cost to complete is approximately $101,500,000. The Company expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. During the first quarter of 2001, the Company announced one new development project.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties, gains/losses on sales of real estate property and extraordinary items. Management considers Funds From Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's presentation of Funds From Operations. The following table sets forth the Company's calculation of Funds from Operations for the three ended March 31, 2001 and 2000.


                                            Three months ended
                                        --------------------------
                                           March         March
                                        ------------  ------------
                                          31, 2001      31, 2000
                                        ------------  ------------

Income before gain on the sales of
  real estate and minority interests    $16,920,000   $14,922,000
Adjustments:

     Depreciation and amortization        8,826,000     6,667,000
     Unconsolidated joint ventures        1,237,000     1,009,000
           Minority interests (1)        (4,605,000)   (4,726,000)
                                        -----------   -----------

       Funds From Operations            $22,378,000   $17,872,000
                                        ===========   ===========
Weighted average number
shares outstanding diluted (1)           20,922,186    20,578,898
                                        ===========   ===========


(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership. Minority interests have been adjusted to reflect such conversion.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

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


The Company's interest rate risk is monitored using a variety of techniques.
The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company believes that the principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of March 31, 2001 as interest rates and other terms are consistent with yields currently available to the Company for similar instruments.


For Year Ended:                               2001     2002     2003    2004     2005   Thereafter      Total
---------------                               ----     ----     ----    ----     ----   ----------      -----

Fixed rate debt (In thousands)
Amount                                      $2,372   11,396   20,842   2,888   34,861      407,992      $480,351
Average interest rate                          7.3%     7.2%     7.2%    7.3%     6.8%         6.8%

Variable rate LIBOR debt (In thousands)
Amount                                      $    -   44,733        -       -        -       58,820 (1)  $103,553
Average interest                                 -      6.0%       -       -        -         5.50%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

The Company does not have any exposures related to forward contracts at March 31, 2001.

Part II       Other Information
-------       -----------------

Item 2:       Changes in Securities and Use of Proceeds

              Recent sales of unregistered securities
              ---------------------------------------

              On March 22, 2001, in connection with the acquisition of The Carlyle Apartments in April 2000, Essex issued 158,202 Operating Partnership units, which are convertible into common stock of Essex at the option of the holder. This private placement of operating partnership units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


Item 6:       Exhibits and Reports on Form 8-K

       A.     Exhibits
              --------

        4.1   Amendment to Rights Agreement

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


                                     May 10, 2001
                                     ------------
                                     Date