Form 10-Q
period 2001-06-30
ESSEX PROPERTY TRUST INC
filed 2001-08-13
CIK 920522

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                           18,474,237 shares of Common
                           Stock as of August 1, 2001

                                TABLE OF CONTENTS

                                    FORM 10-Q

                            Part I                                      Page No.
                                                                        --------


Item 1   Financial Statements (Unaudited)                                   3

         Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2000                                              4

         Consolidated Statements of Operations for the three months
         ended June 30, 2001 and 2000                                       5

         Consolidated Statements of Operations for the six months
         ended June 30, 2001 and 2000                                       6

         Consolidated Statements of Stockholders' Equity
         for the six months ended June 30, 2001
         and the year ended December 31, 2000                               7

         Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2001 and 2000                    8

         Notes to Consolidated Financial Statements                         9

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                17

Item 3   Quantitative and Qualitative Disclosure About Market Risk          25


                       Part II

Item 2   Changes in Securities and Use of Proceeds                          26

Item 4   Submission of Matter to a Vote of Security Holders                 27

Item 6   Exhibits and Reports on Form 8-K                                   27

         Signatures                                                         28

Part I    Financial Information

Item 1:   Financial Statements (Unaudited)

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

          The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ESSEX PROPERTY TRUST, INC.

                           Consolidated Balance Sheets

                                   (Unaudited)

                (Dollars in thousands, except per share amounts)





                                                   June 30,   December 31,
               Assets                                2001        2000
               ------                           ------------  ------------
Real estate:
  Rental properties:
     Land and land improvements                   $  291,245  $    289,796
     Buildings and improvements                      875,452       866,612
                                                ------------  ------------
                                                   1,166,697     1,156,408
     Less accumulated depreciation                  (137,734)     (119,499)
                                                ------------  ------------
                                                   1,028,963     1,036,909

  Investments                                         77,113        65,703
  Real estate under development                       62,728        38,231
                                                ------------  ------------
                                                   1,168,804     1,140,843

Cash and cash equivalents-unrestricted                12,666         6,600
Cash and cash equivalents-restricted                  16,530        18,965
Notes receivable from investees and
  related parties                                    118,236        77,081
Notes and other receivables                           29,050        24,062
Prepaid expenses and other assets                      7,429         7,654
Deferred charges, net                                  6,207         6,644
                                                ------------  ------------
                                                $  1,358,922  $  1,281,849
                                                ============  ============


   Liabilities and Stockholders' Equity
   ------------------------------------

Mortgage notes payable                          $    566,024   $    502,066
Lines of credit                                       95,158         93,469
Accounts payable and accrued
  liabilities                                         29,040         30,430
Dividends payable                                     16,553         14,538
Other liabilities                                      6,417          6,539
Deferred gain                                          5,002          5,002
                                                ------------   ------------
          Total liabilities                          718,194        652,044

Minority interests                                   250,796        238,130

Stockholders' equity:
  8.75% Convertible Preferred Stock,
    Series 1996A: $.0001 par value, no
    shares authorized, issued and outstanding              -              -
  Common stock, $.0001 par value, 656,682,178
    and 656,682,178 authorized, 18,473,237
    and 18,130,317 issued and outstanding                  2              2
  Cumulative redeemable preferred stock;
    $.0001 par value, no shares issued and
    outstanding:
    7.875% Series B 2,000,000 shares authorized            -              -
    9.125% Series C 500,000 shares authorized              -              -
    9.30% Series D 2,000,000 shares authorized             -              -
    9.25% Series E 2,200,000 shares authorized             -              -
  Excess stock, $.0001 par value, 330,000,000
    shares authorized and no shares issued and
    outstanding                                            -              -
  Additional paid-in capital                         429,960        428,433
  Distributions in excess of accumulated
    earnings                                         (40,030)       (36,760)
                                                ------------   ------------
          Total stockholders' equity                 389,932        391,675
                                                ------------   ------------
                                                $  1,358,922   $  1,281,849
                                                ============   ============


     See accompanying notes to the consolidated unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                           Three months ended
                                                     -------------------------------
                                                       June 30,           June 30,
                                                         2001               2000
                                                     ------------       ------------
Revenues:
   Rental                                            $     45,044       $     39,056
   Other property                                           1,465              1,151
                                                     ------------       ------------
      Total property                                       46,509             40,207
   Interest and other                                       4,536              2,205
                                                     ------------       ------------
      Total revenues                                       51,045             42,412
                                                     ------------       ------------
Expenses:
   Property operating expenses
      Maintenance and repairs                               2,927              2,413
      Real estate taxes                                     2,961              2,863
      Utilities                                             2,492              1,967
      Administrative                                        3,622              3,440
      Advertising                                             648                515
      Insurance                                               233                249
      Depreciation and amortization                         8,927              6,950
                                                     ------------       ------------
                                                           21,810             18,397
   Interest                                                 9,637              6,467
   Amortization of deferred financing costs                   207                160
   General and administrative                               1,854              1,170
                                                     ------------       ------------
      Total expenses                                       33,508             26,194
                                                     ------------       ------------
      Income before minority interests                     17,537             16,218

   Minority interests                                      (6,010)            (5,945)
                                                     ------------       ------------
      Net income                                           11,527             10,273
   Preferred stock dividends                                   -                (129)
                                                     ------------       ------------
      Net income available to common stockholders    $     11,527       $     10,144
                                                     ============       ============
Per share data:
   Basic:
      Net income                                     $       0.62       $       0.56
                                                     ============       ============
      Weighted average number of shares
        outstanding during the period                  18,462,237         18,109,641
                                                     ============       ============
   Diluted:
      Net income                                     $       0.61       $       0.55
                                                     ============       ============
      Weighted average number of shares
        outstanding during the period                  18,777,636         18,617,756
                                                     ============       ============

   Dividend per share                                $       0.70       $       0.61
                                                     ============       ============

     See accompanying notes to the consolidated unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                               Six months ended
                                                        -------------------------------
                                                          June 30,           June 30,
                                                            2001               2000
                                                        ------------       ------------
Revenues:
   Rental                                               $     89,635       $     75,902
   Other property                                              2,923              2,105
                                                        ------------       ------------
      Total property                                          92,558             78,007
   Interest and other                                          8,596              3,941
                                                        ------------       ------------
      Total revenues                                         101,154             81,948
                                                        ------------       ------------
Expenses:
   Property operating expenses
      Maintenance and repairs                                  5,668              4,564
      Real estate taxes                                        6,042              5,461
      Utilities                                                4,981              4,024
      Administrative                                           7,245              6,772
      Advertising                                              1,358              1,011
      Insurance                                                  495                470
      Depreciation and amortization                           17,753             13,617
                                                        ------------        ------------
                                                              43,542             35,919
   Interest                                                   19,061             12,275
   Amortization of deferred financing costs                      367                319
   General and administrative                                  3,729              2,295
                                                        ------------       ------------
      Total expenses                                          66,699             50,808
                                                        ------------       ------------
      Income before gain on the sales of real estate
          and minority interests                              34,455             31,140
   Gain on the sales of real estate                               -               4,022
                                                        ------------       ------------
      Income before minority interests                        34,455             35,162
   Minority interests                                        (11,880)           (12,139)
                                                        ------------       ------------
      Net income                                              22,575             23,023
   Preferred stock dividends                                      -                (246)
                                                        ------------       ------------
      Net income available to common stockholders       $     22,575       $     22,777
                                                        ============       ============
Per share data:
   Basic:
      Net income                                        $       1.22       $       1.26
                                                        ============       ============
      Weighted average number of shares
        outstanding during the period                     18,445,361         18,088,667
                                                        ============       ============
   Diluted:
      Net income                                        $       1.20       $       1.24
                                                        ============       ============
      Weighted average number of shares
        outstanding during the period                     18,785,349         18,556,332
                                                        ============       ============
   Dividend per share                                   $       1.40       $       1.16
                                                        ============       ============

   See accompanying notes to the consolidated unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.

                 Consolidated Statements of Stockholders' Equity
                 for the six months ended June 30, 2001 and the
                          year ended December 31, 2000
                                   (Unaudited)


                        (Dollars and shares in thousands)



                                                                                                        Distributions
                                                 Preferred stock        Common stock      Additional    in excess of
                                               -------------------    -----------------    paid - in     accumulated
                                               Shares      Amount     Shares     Amount     capital        earnings       Total
                                               ------      ------     ------     ------    ---------    ------------      ------
Balances at December 31, 1999                      185      $   1     18,050     $  2       $425,089       $(37,399)     $387,693
Shares issued on conversion
  of Convertible Preferred Stock                  (185)        (1)       211        -              -              -            (1)
Net proceeds from options exercised                  -          -        156        -          3,344              -         3,344
Net income                                           -          -          -        -              -         44,353        44,353
Dividends declared                                   -          -          -        -              -        (43,714)      (43,714)
                                               -------      -----     ------     ----       --------       --------      --------
Balances at December 31, 2000                        -          -     18,417        2        428,433        (36,760)      391,675
Net proceeds from options exercised                  -          -         56        -          1,527              -         1,527
Net income                                           -          -          -        -              -         22,575        22,575
Dividends declared                                   -          -          -        -              -        (25,845)      (25,845)
                                               -------      -----     ------     ----       --------       --------      --------
Balances at June 30, 2001                            -      $   -     18,473     $  2       $429,960       $(40,030)     $389,932
                                               =======      =====     ======     ====       ========       ========      ========



   See accompanying notes to the consolidated unaudited financial statements

                           ESSEX PROPERTY TRUST, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                     Six months ended
                                                                                -------------------------
                                                                                June 30,         June 30,
                                                                                  2001             2000
                                                                                ---------        --------

Net cash provided by operating activities:                                      $  50,305        $ 36,395
                                                                                ---------        --------
Cash flows from investing activities:

   Additions to real estate                                                       (13,658)        (29,677)
   Proceeds received from the disposition of real estate                               -           31,302
   Proceeds received from contribution of real estate to
      corporate investee                                                           15,987              -
   Decrease / (increase) in restricted cash                                         2,435             124
   Additions to notes receivable from investees,
      related parties and other receivables                                       (61,846)        (36,135)
   Repayment of notes receivable from investees,
      related parties and other receivables                                        13,818           3,566
   Additions to real estate under development                                     (17,519)        (16,888)
   Net contribution to investments in corporations
      and limited partnerships                                                    (11,762)         (2,281)
                                                                                ---------        --------
       Net cash used in investing activities                                      (72,545)        (49,989)
                                                                                ---------        --------

Cash flows from financing activities:
   Proceeds from mortgage and other notes payable
      and lines of credit                                                         169,294          88,596
   Repayment of mortgage and other notes payable
      and lines of credit                                                        (109,791)        (51,522)
   Additions to deferred charges                                                     (140)           (847)
   Net proceeds from stock options exercised and shares
      issued through dividend reinvestment plan                                     1,527           1,857
   Contributions from minority interest partners                                    6,000              -
   Distributions to minority interest partners                                    (11,928)        (11,449)
   Redemption of operating partnership units                                       (2,555)           (164)
   Dividends paid                                                                 (24,101)        (19,988)
                                                                                ---------         --------
      Net cash provided by financing activities                                    28,306           6,483
                                                                                ---------        --------
Net increase in cash and cash equivalents                                           6,066          (7,111)
Cash and cash equivalents at beginning of period                                    6,600          12,348
                                                                                ---------        --------
Cash and cash equivalents at end of period                                      $  12,666        $  5,237
                                                                                =========        ========

Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $1,303 and
      $1,356 capitalized                                                        $  18,213        $ 10,899
                                                                                =========        ========
Supplemental disclosure of non-cash investing and
  financing activities:

      Issuance of Operating Partnership Units in
        connection with the purchase of real estate                             $  10,381        $  2,365
                                                                                =========        ========
      Real estate under development transferred to rental properties            $      -         $ 89,483
                                                                                =========        ========
      Exchange of notes receivable from investees for investments               $   8,347        $     -
                                                                                =========        ========
      Contribution of real estate in exchange for notes receivable and
        investments                                                             $  22,463        $     -
                                                                                =========        ========
      Consolidation of previously unconsolidated investment                     $   8,087        $     -
                                                                                =========        ========
      Mortgage note payable assumed in connection with
        purchase of real estate                                                 $   6,144        $ 53,900
                                                                                =========        ========
      Exchange of investment for note receivable from investee                  $   1,501        $     -
                                                                                =========        ========

     See accompanying notes to consolidated unaudited financial statements.

                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

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

       The unaudited consolidated financial statements for the three and six months ended June 30, 2001 and 2000 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.0%, 89.6% and 89.5% general partnership interest as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

       As of June 30, 2001, the Company operates and has ownership interests in 84 multifamily properties (containing 18,914 units) and five commercial properties (with approximately 290,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

       All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)    Significant Transactions

       (A) Acquisition Activities

       On May 1, 2001 the Company purchased Andover Park Apartments, a 240-unit apartment community located in Beaverton, Oregon for a contract price of $16,633. The Company plans to contribute this property to a joint venture that was formed (see Note F, "Subsequent Event"). Accordingly, the Company's investment is reflected in the Company's financial statements as notes receivable from investees and related parties and investments.

       On June 1, 2001 the Company completed the partner buyout of Mt. Sutro Terrace Apartments, a 99-unit apartment community located in San Francisco, California. The buyout was at the Company's option under a capped pricing formula which terms were agreed to at the time of the Company's initial investment in September 1999. In conjunction with the partner buyout the Company issued 50,725 Operating Partnership units which are convertible into Common Stock at the option of the holder.

       On June 29, 2001, the Company purchased Moanalua Hillside Apartments through one of its taxable REIT subsidiaries. Moanalua Hillside Apartments is a 700-unit apartment community located in Honolulu, Hawaii which was acquired for a contract price of $42,200. The Company has entered into a contract to resell this property to an unrelated third party at a price in excess of the Company's purchase price. However, there can be no assurance that the sale of the property will close as expected. Accordingly, the Company's net investment is reflected in the Company's financial statements as notes receivable and investments from investees and related parties.

                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

       (B) Development Communities

       The Company defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At June 30, 2001, the Company has ownership interests in six development communities, with an aggregate of 1,678 multifamily units.

       (C) Redevelopment Communities

       The Company defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At June 30, 2001, the Company has ownership interests in six redevelopment communities, which contain an aggregate of 1,786 units with total originally projected investment of $35,375 of which approximately $13,374 remains to be expended.

       (D) Debt Transactions

       On May 3, 2001 the Company entered into a $5,144 long-term non-recourse second mortgage secured by a property. This loan bears interest at a fixed rate of 7.49% and is due in April 2008.

       On June 26, 2001 the Company entered into a $16,600 long-term non-recourse mortgage secured by a previously unencumbered property. The loan bears interest at a fixed rate of 7.03% and is due in July 2011.

       The proceeds from these mortgages were used to reduce outstanding balances on the Company's unsecured lines of credit.

       Acquisition and development and redevelopment and other activities for the second quarter of 2001 were funded through Operating Partnership unit issuance and debt transactions as noted above and the Company's unsecured lines of credit.

       (E) Equity Transactions

       On June 28, 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest (the "Series Z Incentive Units") to eleven senior executives of the Company in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200,000. Upon certain triggering events, the Series Z Incentive Units will automatically convert into common Operating Partnership units based on a conversion ratio that may increase over time upon satisfaction of specific conditions. The conversion ratio, initially set at zero, will increase on January 1 of each year for each participating executive who remains employed by the Company if the Company has met a specified "funds from operations" per share target for the prior year, up to a maximum conversion ratio of 1.0. In certain change of control situations, the participating executives will also be given the option to convert their units at the then-effective conversion ratio. In addition, the Operating Partnership has the option to redeem Series Z Incentive Units held by any executive whose employment has been terminated for any reason and the obligation to redeem any such units following the death of the holder. In such event, the Operating Partnership will redeem the units for, at its option, either common Operating Partnership units or shares of the Company's common stock based on the then-effective conversion ratio.

                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)
          (Dollars in thousands, except per share and per unit amounts)

       The Series Z Incentive Units are entitled to participate in regular quarterly distributions on an adjusted basis. Initially, each Series Z Incentive Unit will receive 10% of the distribution received by each common Operating Partnership unit. Over time the distribution percentage may increase, generally based on satisfaction of the same conditions as increases in the conversion ratio.

       (F) Subsequent Event

       On July 11, 2001, Essex Apartment Value Fund, L.P. (the "Fund"), an investment fund controlled by the Company, had its initial closing with three institutional investors. The Fund will acquire, develop, and manage multifamily properties located in California, Oregon, and Washington. The Fund's objective is to add value through rental growth and appreciation, using the Company's development, redevelopment and asset management capabilities.

       The total equity committed to the Fund by investors, including the Operating Partnership, at the initial closing was $105 million. An affiliate of the Company, Essex VFGP, L.P., is the Fund's general partner (the "General Partner"). The Operating Partnership owns a 99% limited partner interest in the General Partner. Additional closings are expected to occur as investors who have been offered the opportunity to invest in the Fund make their determinations, before the final closing date of January 15, 2002. The Fund is currently anticipated to have total capital commitments of between $200 million and $250 million and will utilize leverage of between 60% to 65% of the value of the underlying real estate portfolio. After the initial closing, the Company, through the General Partner, has a 47.62% interest in the Fund on economic terms identical to the other investors with respect to capital invested. Though the Company expects its interest in the Fund to be diluted as a result of future closings, the Company is committed to invest an amount equal to or greater than 20% of the aggregate capital committed to the Fund.

       The General Partner will transfer to the Fund ownership of several properties which were acquired over the last eleven months in anticipation of the Fund's formation. These properties include six apartment properties having 1377 apartment units and two development land parcels on which approximately 368 units are planned for construction. Following such transfer, five of the properties will be encumbered by non-recourse mortgages in the aggregate amount of approximately $70 million. The Company's net investment in these six properties has been carried in notes receivable from investees and related parties.

       In addition to distributions with respect to its share of the Fund's invested capital, the General Partner (1) will receive distributions from the Fund in the annual amount of 1% of the Fund's committed capital, payable quarterly for managing the Fund's operations, and (2) may receive over the life of the Fund incentive distributions up to 20% of the cumulative net profits on all of the Fund's investments, if the Fund exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the investors' total capital contributions. The General Partner will also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to the Fund's investments. The General Partner will not receive transaction fees, such as acquisition, disposition, financing or similar fees, in connection with the operation of the Fund.

                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

       Subject to specific exceptions, the Fund will generally be the Company's exclusive investment vehicle for new investments until the earlier of (i) the date at least 90% of the Fund's aggregate capital commitments have been invested or committed or reserved for investments or (ii) December 31, 2003. The exceptions are: (1) properties acquired to complete transactions intended to qualify for non-recognition under Section 1031 of the Internal Revenue , (2) transactions involving properties with 75 units or less, (3) transactions which require equity securities of the Company, including convertible or exchangeable securities, with a value of at least $750,000, (4) mezzanine loans, (4) follow-on investments and re-building of properties which have been destroyed or damaged, (5) land leases with remaining terms of less than 35 years; and (6) other transactions which are prohibited from being consummated on behalf of the Fund due to express restrictions or diversification limitations.

       The Company's senior executives, Keith Guericke, Michael Schall, John Eudy, Craig Zimmerman and John Burkart, serve as the Fund's investment committee and are required to devote such time as is reasonably necessary to achieve the objectives of the Fund. Investors have the right to suspend their capital commitments to the Fund if two or more of these executives are no longer actively involved in the management of the Fund. John Burkart serves as portfolio manager and is committed to devote substantially all of his time to the Fund during the investment period. The Fund has a five-person advisory committee representing the investors.

                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(3)  Related Party Transactions

     All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended June 30, 2001 and 2000 totaled $488 and $270, respectively, and $918 and $503 for the six months ended June 30, 2001 and 2000, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Other income includes interest income of $1,319 and $827 for the three months ended June 30, 2001 and 2000, respectively, and $2,219 and $1,471 for the six months ended June 30, 2001 and 2000, respectively. The majority of interest income was earned on the notes receivable from investees. Other income also includes management fee income and investment income from the Company's investees of $423 and $706 for the three months ended June 30, 2001 and 2000, respectively, and $770 and $1,344 for the six months ended June 30, 2001 and 2000, respectively.

     Notes receivable from investees and related parties as of June 30, 2001 and December 31, 2000 consist of the following:

                                                                            June 30,      December 31,
                                                                              2001            2000
                                                                              ----            ----
     Notes receivable from joint ventures investees:
       Notes receivable from VFGP L.P.'s, secured,
       bearing interest at 9% - Prime + 3%, due 2001-2010                  $  56,943        $ 47,840

       Note receivable from Highridge Apartments, secured,
       bearing interest at 9%, due March 2008                                    -             1,047

       Note receivable from Highridge Apartments, secured,
       bearing interest at 10%, due on demand                                  2,950           2,950

       Notes receivable from Fidelity 1, secured,
       bearing interest at 7% - LIBOR + 2.5%, due 2002-2004                   41,741           5,613

       Receivables from Down REIT entities, non interest bearing,
       due on demand                                                             -             8,281

       Receivable from Newport Beach North LLC and Newport Beach
       South LLC, non interest bearing, due on demand                            648           1,753

       Receivable from City Heights LP, non interest bearing,
       due on demand                                                             865             865

       Receivables from VFGP L.P.s, non interest bearing, due on demand        9,991           4,804

     Other related party receivables:

       Loans to officers, secured, bearing interest at 8%, due April 2006        633             633

       Other related party receivables, substantially due on demand            4,465           3,295
                                                                           ---------        --------

                                                                           $ 118,236        $ 77,081
                                                                           =========        ========


       Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(4)  New Accounting Pronouncements

     The Company has adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." effective January 1, 2001. Under the SFAS 133 derivative instruments are required to be included in the balance sheet at fair value. The changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it has been designated and qualifies as a part of hedging relationship. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The difference between a derivative's previous carrying amount and its fair value was recorded as a transition adjustment, which was allocated between net income and other comprehensive income based on the entity's strategy for assessing the effectiveness of the hedge.

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

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We do not expect the adoption of Statements 141 and 142 to have a material effect on our financial statements.

                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(5)  Segment Information

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

                                                              Three months ended
                                                       June 30, 2001      June 30, 2000
     ----------------------------------------------------------------------------------
     Revenues
         Northern California                           $      16,869      $      13,556
         Southern California                                  18,249             16,772
         Pacific Northwest                                    11,391              9,879
                                                       -------------      -------------
             Total segment revenues                           46,509             40,207
     Interest and other income                                 4,536              2,205
                                                       -------------      -------------
             Total revenues                            $      51,045      $      42,412
                                                       =============      =============


     Net operating income:
         Northern California                           $      13,036             10,379
         Southern California                                  12,681             11,697
         Pacific Northwest                                     7,909              6,684
                                                       -------------      -------------
             Total segment net operating income               33,626             28,760
     Interest and other income                                 4,536              2,205
     Depreciation and amortization                            (8,927)            (6,950)
     Interest                                                 (9,637)            (6,467)
     Amortization of deferred financing costs                   (207)              (160)
     General and administrative                               (1,854)            (1,170)
                                                       -------------      -------------
             Income before gain on the sales of real
               estate, minority interests and
               extraordinary item                      $      17,537      $      16,218
                                                       =============      =============


                                                               Six months ended
                                                       June 30, 2001      June 30, 2000
     ----------------------------------------------------------------------------------
     Revenues
         Northern California                           $      33,794      $      26,190
         Southern California                                  35,986             32,545
         Pacific Northwest                                    22,778             19,272
                                                       -------------      -------------
             Total segment revenues                           92,558             78,007
     Interest and other income                                 8,596              3,941
                                                       -------------      -------------
             Total revenues                            $     101,154      $      81,948
                                                       =============      =============


     Net operating income:
         Northern California                           $      26,167             20,211
         Southern California                                  24,908             22,417
         Pacific Northwest                                    15,694             13,077
                                                       -------------      -------------
             Total segment net operating income               66,769             55,705
     Interest and other income                                 8,596              3,941
     Depreciation and amortization                           (17,753)           (13,617)
     Interest                                                (19,061)           (12,275)
     Amortization of deferred financing costs                   (367)              (319)
     General and administrative                               (3,729)            (2,295)
                                                       -------------      -------------
             Income before gain on the sales of real
               estate, minority interests and
               extraordinary item                      $      34,455      $      31,140
                                                       =============      =============

                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(5)  Segment Information (continued)
     -------------------------------

                                                     June 30, 2001      December 31, 2000
-----------------------------------------------------------------------------------------
     Assets:
         Northern California                         $     305,506          $     289,839
         Southern California                               459,259                478,835
         Pacific Northwest                                 264,198                268,235
                                                     -------------          -------------
             Total segment net real estate assets        1,028,963              1,036,909
     Non-segment assets                                    329,959                244,940
                                                     -------------          -------------
             Total assets                            $   1,358,922          $   1,281,849
                                                     =============          =============

(6)  Net Income Per Share
     --------------------
                                                    Three months ended                Three months ended
                                                       June 30, 2001                     June 30, 2000
                                             ------------------------------     ------------------------------
                                                         Weighted     Per                   Weighted     Per
                                                         Average     Share                  Average     Share
                                              Income      Shares     Amount      Income      Shares     Amount

     Net Income                              $ 11,527                           $ 10,273
     Less: dividends on preferred stock            -                                (129)
                                             --------                           --------
     Basic:
       Income available to
         common stockholders                   11,527     18,462     $ 0.62       10,144     18,110     $ 0.56
                                             --------    -------     ======     --------    -------     ======
       Effect of Dilutive Securities:
         Convertible limited partnership
           units                                   -          - (1)                   -          - (1)
         Convertible preferred stock               -          -                      129        211
         Stock options                             -         316                      -         297
                                             --------    -------                --------    -------

       Diluted:
         Income available to common
           Stockholders plus assumed
           conversions                       $ 11,527     18,778     $ 0.61     $ 10,273     18,618     $ 0.55
                                             ========    =======     ======     ========    =======    ======



                                                      Six months ended                 Six months ended
                                                        June 30, 2001                    June 30, 2000
                                             ------------------------------     ------------------------------
                                                         Weighted     Per                   Weighted     Per
                                                         Average     Share                  Average     Share
                                              Income      Shares     Amount      Income      Shares     Amount

     Net Income                              $ 22,575                           $ 23,023
     Less: dividends on preferred stock            -                                (246)
                                             --------                           --------
     Basic:
       Income available to
         common stockholders                   22,575     18,445     $ 1.22       22,777     18,089     $ 1.26
                                             --------    -------     ======     --------    -------    ======
       Effect of Dilutive Securities:
         Convertible limited partnership
           units                                   -          - (1)                   -          - (1)
         Convertible preferred stock               -          -                      246        211
         Stock options                             -         340                      -         256
                                             --------    -------                --------    -------

      Diluted:
        Income available to common
          Stockholders plus assumed
          conversions                        $ 22,575     18,785     $ 1.20     $ 23,023     18,556    $ 1.24
                                             ========    =======     ======     ========    =======    ======

        (1) Securities not included because they were anti-dilutive.

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three and six months ended June 30, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2001, December 31, 2000 and June 30, 2000, owned an 89.0%, 89.6% and 89.5% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include the Company's expectation as to its resale of the Moanalua Hillside Apartments, the Company's expectations as to the total capital commitments of the Essex Apartment Value Fund and the acquisition activities of that fund, statements regarding the Company's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2001, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company's resale of the Moanlua Hillside Apartments will not be completed as expected, that the total capital commitments and acquisition activities of the Essex Apartment Value Fund will be less than anticipated, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three and six months ended June 30, 2001 and 2000. The Company's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Company's portfolio has exceeded 95% for the last five years.

The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ended December 31, 1994. The Company provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"), in order to maintain compliance with REIT tax rules. The Company owns 100% of EMC's 19,000 shares of Series A non-voting Preferred Stock and 6,085 shares of Series B non-voting Preferred Stock. Executives of the Company own 100% of EMC's 1,000 shares of Common Stock.

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 69 multifamily residential properties and its headquarter and regional office buildings. Of the multifamily properties acquired since the IPO, 14 are located in Northern California, 35 are located in Southern California, 15 are located in the Seattle, Washington metropolitan area and five are located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 15,007 multifamily units with total capitalized acquisition costs of approximately $1,198.2 million. Additionally since its IPO, the Company has developed and has ownership interests in eight multifamily development properties that have reached stabilized operations. These development properties consist of 1,540 units with total capitalized development costs of $180.6 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, 8 multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $116.4 million resulting in total net realized gains of approximately $27.2 million and a deferred gain of $5.0 million.

The Company is currently developing six multifamily residential communities, with an aggregate of 1,678 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $212.2 million. As of June 30, 2001, together with its joint venture partners, the Company's remaining development commitment is approximately $89.3 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended
----------------------------------------------------------------------------
June 30, 2000
-------------

Average financial occupancy rates of the Company's multifamily Quarterly Same Store Properties (properties owned by the Company for each of the three months ended June 30, 2001 and 2000) was 95.6% and 97.1%, for the three months ended June 30, 2001 and 2000, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended June 30, 2001 and 2000 are as follows:

                                        June 30,            June 30,
                                          2001                2000
                                          ----                ----

         Southern California              95.8%               96.3%
         Northern California              95.6%               98.1%
         Pacific Northwest                95.2%               96.7%

Total Revenues increased by $8,633,000 or 20.4% to $51,045,000 in the second quarter of 2001 from $42,412,000 in the second quarter of 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.


                                                  Three Months Ended
                                                       June 30,
                                   Number of           --------           Dollar     Percentage
                                   Properties      2001        2000       Change       Change
                                   ----------      ----        ----       ------       ------
Revenues
  Property revenues Quarterly
  Same Store Properties
    Southern California                 16       $ 11,181    $ 10,418     $   763          7.3%
    Northern California                 14         14,553      12,796       1,757         13.7
    Pacific Northwest                   19          8,986       8,716         270          3.1
                                        --       --------    --------     -------        -----

          Properties                    49         34,720      31,930       2,790          8.7
  Property revenues properties
    acquired/disposed of
    subsequent March 31, 2000                      11,789       8,277       3,512         42.4
                                                 --------    --------     -------        -----
      Total property revenues(1)                   46,509      40,207       6,302         15.7
                                                 --------    --------     -------        -----

Interest and other income                           4,536       2,205       2,331        105.7
                                                 --------    --------     -------        -----
      Total revenues                             $ 51,045    $ 42,412     $ 8,633         20.4%
                                                 ========    ========     =======        =====

(1) Also includes two commercial properties, redevelopment communities, and development communities.


As set forth in the above table, $3,512,000 of the $8,633,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to March 31, 2000, redevelopment communities, development communities and two commercial properties. During this period, the Company acquired interests in thirteen multifamily properties and reached stabilized operations at two development communities (the "Quarterly Acquisition Properties").

Of the increase in total revenues, $2,790,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 8.7% to $34,720,000 in the second quarter of 2001 from $31,930,000 in the second quarter of 2000. The majority of this increase was attributable to the 14 Quarterly Same Store Properties located in Northern California. The property revenues of the Quarterly Same Store Properties in Northern California increased by $1,757,000 or 13.7% to $14,553,000 in the second quarter of 2001 from $12,796,000 in the second quarter of 2000. This $1,757,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 95.6% in the second quarter of 2001 from 98.1% in the second quarter of 2000. The 16 Quarterly Same Store Properties located in Southern California accounted for the next largest regional component of the Quarterly Same Store Property revenue increase. The property revenues of these properties increased by $763,000 or 7.3% to $11,181,000 in the second quarter of 2001 from $10,418,000 in the second quarter of 2000. The $763,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 95.8% in the second quarter of 2001 from 96.3% in the second quarter of 2000. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $270,000 or 3.1% to $8,986,000 in the second quarter of 2001 from $8,716,000 in the second quarter of 2000. The $270,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 95.2% in the second quarter of 2001 from 96.7% in the second quarter of 2000. The increase in total revenue also reflected an increase of $2,331,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Company's joint venture investments.

Total Expenses increased by $7,314,000 or approximately 27.9% to $33,508,000 in the second quarter of 2001 from $26,194,000 in the second quarter of 2000. Interest expense increased by $3,170,000 or 49.0% to $9,637,000 in the second quarter of 2001 from $6,467,000 in the second quarter of 2000. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $1,436,000 or 12.5% to $12,883,000 in the second quarter of 2001 from $11,447,000 in the second quarter of 2000. Of such increase, $1,086,000 was attributable to the Quarterly Acquisition Properties. Utility cost, a component of property operating expense, increased by $525,000 or 29.7% to $2,492,000 in the second quarter of 2001 from $1,967,000 in the second quarter of 2000 and was attributable to the Quarterly Acquisition Properties and as a result of shortages of natural gas and electricity throughout the western region of the United States. Depreciation and amortization increased by $1,977,000 or approximately 28.4% to $8,927,000 in the second quarter of 2001 from $6,950,000 in the second quarter of 2000, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $684,000 in the second quarter of 2001 from the amount for the second quarter of 2000. This increase is largely due to additional staffing requirements resulting from the growth of the Company as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income increased by $1,254,000 to $11,527,000 in the second quarter of 2001 from $10,273,000 in the second quarter of 2000. This increase is primarily attributable to the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000
-------------------------------------------------------------------------------

Average financial occupancy rates of the Company's multifamily Same Store Properties (properties owned by the Company for each of the six months June 30, 2001 and 2000) was 95.9% and 96.7%, for the six months ended June 30, 2001 and 2000, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the six months ended June 30, 2001 and 2000 are as follows:

                                     June 30,            June 30,
                                       2001                2000
                                       ----                ----

         Southern California           95.7%               96.3%
         Northern California           96.3%               97.7%
         Pacific Northwest             95.3%               95.7%

Total Revenues increased by $19,206,000 or 23.4% to $101,154,000 in the six months ended June 30, 2001 from $81,948,000 in the six months ended June 30, 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                   Six Months Ended
                                                       June 30,
                                   Number of           --------           Dollar     Percentage
                                   Properties      2001        2000       Change       Change
                                   ----------      ----        ----       ------       ------
Revenues
  Property revenues
  Same Store Properties
    Southern California                 16       $ 22,183    $ 20,748    $  1,435          6.9%
    Northern California                 14         29,030      25,007       4,023         16.1
    Pacific Northwest                   19         17,985      17,126         859          5.0
                                        --       --------    --------    --------      -------

          Properties                    49         69,198      62,881       6,317         10.0
  Property revenues properties
    acquired/disposed of
    subsequent December 31, 1999                   23,360      15,126       8,234         54.4
                                                 --------    --------    --------      -------
      Total property revenues(1)                   92,558      78,007      14,551         18.7
                                                 --------    --------    --------      -------

Interest and other income                           8,596       3,941       4,655        118.1
                                                 --------    --------    --------      -------
      Total revenues                             $101,154    $ 81,948    $ 19,206         23.4%
                                                 ========    ========    ========      =======

(1) Also includes two commercial properties, redevelopment communities, and development communities.


As set forth in the above table, $8,234,000 of the $19,206,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1999, redevelopment communities, development communities and two commercial properties. During this period, the Company acquired interests in thirteen multifamily properties and reached stabilized operations at five development communities (the "Post 1999 Acquisition Properties") and disposed of one multifamily property (the "Post 1999 Disposition Properties").

Of the increase in total revenues, $6,317,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 10.0% to $69,198,000 in the six months ended June 30, 2001 from $62,881,000 in the six months ended June 30, 2000. The majority of this increase was attributable to the 14 Same Store Properties located in Northern California. The property revenues of the Same Store Properties in Northern California increased by $4,023,000 or 16.1% to $29,030,000 in the six months ended June 30, 2001 from $25,007,000 in the six months ended June 30, 2000. This $4,023,000 increase is primarily attributable to rental rate increases offset by a decrease in financial occupancy to 96.3% in the six months ended June 30, 2001 from 97.7% in the six months ended June 30, 2000. The 16 Same Store Properties located in Southern California accounted for the next largest regional component of the Same Store Property revenue increase. The property revenues of these properties increased by $1,435,000 or 6.9% to $22,183,000 in the six months ended June 30, 2001 from $20,748,000 in the six months ended June 30, 2000. The $1,435,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 95.7% in the six months ended June 30, 2001 from 96.3% in the six months ended June 30, 2000. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of these properties increased by $859,000 or 5.0% to $17,985,000 in the six months ended June 30, 2001 from $17,126,000 in the six months ended June 30, 2000. The $859,000 increase is primarily attributable to rental rate increases and as offset be a decrease in financial occupancy to 95.3% in the six months ended June 30, 2001 from 95.7% in the six months ended June 30, 2000. The increase in total revenue also reflected an increase of $4,655,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Company's joint venture investments.

Total Expenses increased by $15,891,000 or approximately 31.3% to $66,699,000 in the six months ended June 30, 2001 from $50,808,000 in the six months ended June 30, 2000. Interest expense increased by $6,786,000 or 55.3% to $19,061,000 in the six months ended June 30, 2001 from $12,275,000 in the six months ended June 30, 2000. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $3,487,000 or 15.6% to $25,789,000 in the six months ended June 30, 2001 from $22,302,000 in the six months ended June 30, 2000. Of such increase, $2,613,000 was attributable to the Post 1999 Acquisition Properties and the Post 1999 Disposition Properties. Utility cost, a component of property operating expense, increased by $957,000 or 23.8% to $4,981,000 in the second quarter of 2001 from $4,024,000 in the second quarter of 2000 and was attributable to the Post 1999 Acquisition Properties and the Post 1999 Disposition Properties and as a result of shortages of natural gas and electricity throughout the western region of the United States. Depreciation and amortization increased by $4,136,000 or approximately 30.4% to $17,753,000 in the six months ended June 30, 2001 from $13,617,000 in the six months ended June 30, 2000, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $1,434,000 in the six months ended June 30, 2001 from the amount for the six months ended June 30, 2000. This increase is largely due to additional staffing requirements resulting from the growth of the Company as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income decreased by $448,000 to $22,575,000 in the six months ended June 30, 2001 from $23,023,000 in the six months ended June 30, 2000. This decrease is primarily attributable to the gain on the sales of real estate of $4,022,000 in the first six months of 2000. There was no gain on the sales of real estate in the first six months of 2001. This decrease was offset by the net contribution of the Post 1999 Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At June 30, 2001 the Company had $12,666,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from its lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under its lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Company corporate ratings, if any, and leverage rating which has been priced at LIBOR plus 1.15% during its term. At June 30, 2001 the Company had $95,158,000 outstanding on this line of credit, which bore interest rates of approximately 5.0%. A second line of credit in the amount of $30,000,000 matures in August 2001, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At June 30, 2001 the Company had no outstanding balances on this line of credit.

In addition to the unsecured lines of credit, the Company had $566,024,000 of secured indebtedness at June 30, 2001. Such indebtedness consisted of $507,204,000 in fixed rate debt with interest rates varying from 5.8% to 8.3% and maturity dates ranging from 2002 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the second quarter of 2001 ranging from 4.0% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Company's unrestricted cash balance increased by $6,066,000 from $6,600,000 as of December 31, 2000 to $12,666,000 as of June 30, 2001. This increase was primarily a result of $50,305,000 net cash provided by operating activities and $28,306,000 of net cash provided by financing activities, which was offset by $72,545,000 of net cash used in investing activities. Of the $28,306,000 of net cash provided by financing activities, $169,294,000 was received in proceeds from mortgage and other notes payable and lines of credit, which was off set by $109,791,000 in repayments of mortgage and other notes payable and lines of credit, and $24,101,000 in dividends/distributions paid. The $72,545,000 of net cash used in investing activities was primarily a result of $61,846,000 in additions to notes receivable and investments made to finance real estate acquisitions by the Company's investees, related party notes and other receivables, $17,519,000 used to fund real estate under development, and $13,658,000 used to purchase and upgrade rental properties which was offset by $15,987,000 in proceeds received from contribution of real estate to corporate investee.

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

The Company is developing six multifamily residential communities, with an aggregate of 1,678 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $212,200,000. As of June 30, 2001, the Company's remaining commitment to fund the estimated cost to complete is approximately $89,300,000. The Company expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties, gains/losses on sales of real estate property and extraordinary items. Management considers Funds From Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's presentation of Funds From Operations. The following table sets forth the Company's calculation of Funds from Operations for the three and six months ended June 30, 2001 and 2000.

                                             Three months ended                   Six months ended
                                             ------------------                   ----------------
                                       June 30, 2001    June 30, 2000      June 30, 2001    June 30, 2000
                                       -------------    -------------      -------------    -------------
Income before gain on the sales of
  real estate and minority interests    $ 17,537,000     $ 16,218,000       $ 34,455,000     $ 31,140,000
Adjustments:

    Depreciation and amortization          8,927,000        6,950,000         17,753,000       13,617,000
    Unconsolidated joint ventures          1,201,000        1,054,000          2,438,000        2,063,000

      Minority interests(1)               (4,602,000)      (4,778,000)        (9,206,000)      (9,504,000)
                                        ------------    -------------      -------------    -------------

    Funds From Operations               $ 23,063,000    $  19,444,000       $ 45,440,000     $ 37,316,000
                                        ============    =============       ============     ============
Weighted average number
shares outstanding diluted(1)             21,034,366       20,708,639         20,970,138       20,641,343
                                        ============    =============       ============     ============

(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership. Minority interests have been adjusted to reflect such conversion.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company believes that the principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of June 30, 2001 as interest rates and other terms are consistent with yields currently available to the Company for similar instruments.

For Year Ended:                            2001        2002       2003       2004       2005      Thereafter         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed rate debt (In thousands)
Amount                                    $ 1,826     12,225     21,490     3,602      35,624       432,437       $ 507,204
Average interest rate                        7.3%       7.0%       7.0%      7.3%        6.8%          6.8%

Variable rate LIBOR debt (In thousands)
Amount                                    $   -       94,158        -         -          -           58,820(1)    $ 153,978
Average interest                              -         5.0%        -         -          -             5.1%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

The Company does not have any exposures related to forward contracts at June 30, 2001.

Part II   Other Information
-------   -----------------

Item 2:   Changes in Securities and Use of Proceeds

On June 1, 2001, in connection with the completion of its acquisition of the Mt. Sutro Terrace Apartments, the Company issued 50,725 Operating Partnership Units, which are convertible into common stock of the Company at the option of the holder. This private placement of operating partnership units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On June 28, 2001, the Operating Partnership completed a private placement of 200,000 Series Z Incentive Units of limited partner interest (the "Series Z Incentive Units") as part of the Company's Long Term Incentive Plan. The Operating Partnership offered these Series Z Incentive Units to eleven senior executives of the Company in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200,000. Upon certain triggering events, the Series Z Incentive Units will automatically convert into common Operating Partnership units based on a conversion ratio that may increase over time upon satisfaction of specific conditions. The conversion ratio, initially set at zero, will increase on January 1 of each year for each participating executive who remains employed by the Company if the Company has met a specified "funds from operations" per share target for the prior year, up to a maximum conversion ratio of 1.0. The Series Z Incentive Units will automatically convert (1) if the conversion ratio reaches the maximum level of 1.0, (2) if none of the participating executives remain employed by the Company,
(3) if the Company dissolves or is liquidated or, (4) at the latest, on January 1, 2016. In certain change of control situations, the participating executives will also be given the option to convert their units at the then-effective conversion ratio. In addition, the Operating Partnership has the option to redeem Series Z Incentive Units held by any executive whose employment has been terminated for any reason and the obligation to redeem any such units following the death of the holder. In such event, the Operating Partnership will redeem the units for, at its option, either common Operating Partnership units or shares of the Company's common stock based on the then-effective conversion ratio.

The Series Z Incentive Units are entitled to participate in regular quarterly distributions on an adjusted basis. Initially, each Series Z Incentive Unit will receive 10% of the distribution received by each common Operating Partnership unit. Over time the distribution percentage may increase, generally based on satisfaction of the same conditions as increases in the conversion ratio.

The Operating Partnership did not engage any underwriters or placement agents in connection with the private placement and no commissions were paid. The Company anticipates collecting the capital commitment by offsetting future distributions to the participating executives and using the proceeds for working capital purposes. In light of information received by the Operating Partnership in connection with such transaction, management believes that the private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 4:   Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting, held on May 15, 2001 in Menlo Park, California, the following votes of security holders occurred:

     (a) The following persons were duly elected by the holders of the Company's Common Stock (the "Stockholders") as Class I directors of the Company, each for a three (3) year term (until 2004) and until their successors are elected and qualified:

          (1) Keith R. Guericke, 16,854,796 votes for and 22,356 votes withheld;

          (2) Issie N. Rabinovitch, 16,855,096 votes for and 22,056 votes withheld; and

          (3) Thomas E. Randlett, 16,855,096 votes for and 22,056 votes withheld.

     (b) The Stockholders ratified the appointment of KPMG LLP as the Company's independent public auditors for the year ending December 31, 2001 by a vote of 16,570,456 for, 11,711 votes against and 294,984 votes abstaining.

Item 6:   Exhibits and Reports on Form 8-K

A.   Exhibits
     --------

          10.1 Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P.

B.   Reports on Form 8-K
     -------------------

          None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ESSEX PROPERTY TRUST, INC.



                                    /S/ MARK J. MIKL
                                    -----------------------------------------
                                    Mark J. Mikl, Vice President and Controller
                                    (Authorized Officer and
                                    Principal Accounting Officer)


                                    August 13, 2001
                                    ---------------
                                    Date