Form 10-Q
period 2001-09-30
ESSEX PROPERTY TRUST INC
filed 2001-11-09
CIK 920522

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                        18,414,295 shares of Common Stock
                             as of November 1, 2001

                                TABLE OF CONTENTS
                                    FORM 10-Q

                              Part I                                            Page No.
                                                                                --------
Item 1    Financial Statements (Unaudited)                                           3

          Consolidated Balance Sheets as of September 30, 2001
          and December 31, 2000                                                      4

          Consolidated Statements of Operations for the three months
          ended September 30, 2001 and 2000                                          5

          Consolidated Statements of Operations for the nine months
          ended September 30, 2001 and 2000                                          6

          Consolidated Statements of Stockholders' Equity
          for the nine months ended September 30, 2001
          and the year ended December 31, 2000                                       7

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2001 and 2000                      8

          Notes to Consolidated Financial Statements                                 9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                       17

Item 3    Quantitative and Qualitative Disclosure About Market Risk                 25

                              Part II

Item 2    Changes in Securities and Use of Proceeds                                 26

Item 6    Exhibits and Reports on Form 8-K                                          26

          Signatures                                                                27

Part I    Financial Information
------    ---------------------

Item 1:   Financial Statements (Unaudited)
          -------------------------------

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

                           ESSEX PROPERTY TRUST, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                               September 30,            December 31,
                                   Assets                                          2001                    2000
                                   -------                                     -------------            ------------
Real estate:
     Rental properties:
         Land and land improvements                                            $     291,754            $   289,796
         Buildings and improvements                                                  878,727                866,612
                                                                               -------------            -----------
                                                                                   1,170,481              1,156,408
         Less accumulated depreciation                                              (146,928)              (119,499)
                                                                               -------------            -----------
                                                                                   1,023,553              1,036,909
     Investments                                                                      92,813                 65,703
     Real estate under development                                                    79,800                 38,231
                                                                               -------------            -----------
                                                                                   1,196,166              1,140,843

Cash and cash equivalents-unrestricted                                                12,341                  6,600
Cash and cash equivalents-restricted                                                  17,458                 18,965
Notes receivable from investees and related parties                                  102,165                 77,081
Notes and other receivables                                                           33,085                 24,062
Prepaid expenses and other assets                                                      6,816                  7,654
Deferred charges, net                                                                  5,968                  6,644
                                                                               -------------            -----------
                                                                               $   1,373,999            $ 1,281,849
                                                                               =============            ===========
                      Liabilities and Stockholders' Equity
                      ------------------------------------

Mortgage notes payable                                                         $     565,138            $   502,066
Lines of credit                                                                      107,767                 93,469
Accounts payable and accrued liabilities                                              33,964                 30,430
Dividends payable                                                                     16,619                 14,538
Other liabilities                                                                      6,435                  6,539
Deferred gain                                                                             --                  5,002
                                                                               -------------            -----------
                             Total liabilities                                       729,923                652,044

Minority interests                                                                   251,028                238,130

Stockholders' equity:
     8.75% Convertible Preferred Stock, Series 1996A: $.0001
       par value, no shares authorized, issued and outstanding                            --                     --
     Common stock, $.0001 par value, 656,682,178 and
       656,682,178 authorized, 18,512,575 and 18,417,013
       issued and outstanding                                                              2                      2
     Cumulative redeemable preferred stock; $.0001 par
       value, no shares issued and outstanding:
       7.875% Series B 2,000,000 shares authorized                                        --                     --
       9.125% Series C 500,000 shares authorized                                          --                     --
       9.30% Series D 2,000,000 shares authorized                                         --                     --
       9.25% Series E 2,200,000 shares authorized                                         --                     --
     Excess stock, $.0001 par value, 330,000,000 shares
       authorized and no shares issued and outstanding                                    --                     --
     Additional paid-in capital                                                      431,136                428,433
     Distributions in excess of accumulated earnings                                 (38,090)               (36,760)
                                                                               -------------            -----------
                             Total stockholders' equity                              393,048                391,675
                                                                               -------------            -----------
                                                                               $   1,373,999            $ 1,281,849
                                                                               =============            ===========

     See accompanying notes to the consolidated unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                   Three months ended
                                                             -----------------------------
                                                             September 30,   September 30,
                                                                 2001            2000
                                                             -------------   -------------
Revenues:
     Rental                                                  $     44,838    $     42,587
     Other property                                                 1,372           1,131
                                                             ------------    ------------
         Total property                                            46,210          43,718
     Interest and other                                             5,553           3,640
                                                             ------------    ------------
         Total revenues                                            51,763          47,358
                                                             ------------    ------------

Expenses:
     Property operating expenses
         Maintenance and repairs                                    2,829           2,630
         Real estate taxes                                          3,140           2,815
         Utilities                                                  2,309           2,140
         Administrative                                             3,689           3,508
         Advertising                                                  655             657
         Insurance                                                    307             253
         Depreciation and amortization                              9,197           8,689
                                                             ------------    ------------
                                                                   22,126          20,692

     Interest                                                      10,105           8,345
     Amortization of deferred financing costs                         143             160
     General and administrative                                     1,838           2,215
                                                             ------------    ------------
         Total expenses                                            34,212          31,412
                                                             ------------    ------------

         Income before gain related to sale of real estate
             and minority interests                                17,551          15,946

     Gain related to sale of real estate                            3,788              --
                                                             ------------    ------------
         Income before minority interests                          21,339          15,946

     Minority interests                                            (6,440)         (5,697)
                                                             ------------    ------------
         Net income                                          $     14,899    $     10,249
                                                             ============    ============

Per share data:
     Basic:
         Net income                                          $       0.81    $       0.56
                                                             ============    ============
         Weighted average number of shares
           outstanding during the period                       18,491,144      18,328,001
                                                             ============    ============
     Diluted:
         Net income                                          $       0.79    $       0.54
                                                             ============    ============

         Weighted average number of shares
           outstanding during the period                       21,093,631      20,891,729
                                                             ============    ============
     Dividend per share                                      $       0.70    $       0.61
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

                           ESSEX PROPERTY TRUST, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                   Nine months ended
                                                             -----------------------------
                                                             September 30,   September 30,
                                                                  2001            2000
                                                             -------------   -------------
Revenues:
     Rental                                                  $    134,473    $    118,489
     Other property                                                 4,295           3,236
                                                             ------------    ------------
         Total property                                           138,768         121,725
     Interest and other                                            14,149           7,581
                                                             ------------    ------------
         Total revenues                                           152,917         129,306
                                                             ------------    ------------
Expenses:
     Property operating expenses
         Maintenance and repairs                                    8,496           7,194
         Real estate taxes                                          9,182           8,276
         Utilities                                                  7,290           6,163
         Administrative                                            10,934          10,280
         Advertising                                                2,013           1,669
         Insurance                                                    802             723
         Depreciation and amortization                             26,950          22,306
                                                             ------------    ------------
                                                                   65,667          56,611

     Interest                                                      29,166          20,620
     Amortization of deferred financing costs                         510             479
     General and administrative                                     5,566           4,510
                                                             ------------    ------------
         Total expenses                                           100,909          82,220
                                                             ------------    ------------
         Income before gain related to sale of real estate
             and minority interests                                52,008          47,086

     Gain related to sale of real estate                            3,788           4,022
                                                             ------------    ------------
         Income before minority interests                          55,796          51,108

     Minority interests                                           (18,320)        (17,836)
                                                             ------------    ------------
         Net income                                                37,476          33,272

     Preferred stock dividends                                         --            (246)
                                                             ------------    ------------
         Net income available to common stockholders         $     37,476    $     33,026
                                                             ============    ============

Per share data:
     Basic:
         Net income                                          $       2.03    $       1.82
                                                             ============    ============
         Weighted average number of shares
           outstanding during the period                       18,460,790      18,169,655
                                                             ============    ============
     Diluted:
         Net income                                          $       2.00    $       1.79
                                                             ============    ============

         Weighted average number of shares
           outstanding during the period                       21,003,100      18,610,593
                                                             ============    ============
     Dividend per share                                      $       2.10    $       1.77
                                                             ============    ============

      See accompanying notes to the consolidated unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC
                Consolidated Statements of Stockholders' Equity
                  for the nine months ended September 30, 2000
                                   (Unaudited)
                        (Dollars and shares in thousands)

                                                                                              Distributions
                                                                                   Additional  in excess of
                                           Preferred stock        Common stock     paid - in   accumulated
                                        -------------------  ---------------------
                                         Shares      Amount     Shares     Amount   capital     earnings     Total
                                        -------  ----------  ----------   --------  ---------  ----------  ---------

Balances at December 31, 1999              185    $      1      18,050   $      2   $425,089   $ (37,399)  $ 387,693

Shares issued on conversion
     of Convertible Preferred Stock       (185)         (1)        211         --         --          --          (1)
Net proceeds from options exercised         --          --         156         --      3,344          --       3,344
Net income                                  --          --          --         --         --      44,353      44,353
Dividends declared                          --          --          --         --         --     (43,714)    (43,714)

                                        -------  ----------  ----------   --------  ---------  ---------   ---------
Balances at December 31, 2000               --          --      18,417          2    428,433     (36,760)    391,675

Net proceeds from options exercised         --          --          95         --      2,703          --       2,703
Net income                                  --          --          --         --         --      37,476      37,476
Dividends declared                          --          --          --         --         --     (38,806)    (38,806)
                                        -------  ----------  ----------  ---------  ---------  ----------  ---------
Balances at September 30, 2001              --    $     --      18,512   $      2   $431,136   $ (38,090)  $ 393,048
                                        =======  ==========  ==========  =========  =========  ==========  =========

  See accompanying notes to the consolidated unaudited financial statements.

                           ESSEX PROPERTY TRUST, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                               Nine months ended
                                                                          -----------------------------
                                                                           September 30, September 30,
                                                                               2001           2000
                                                                          -------------   -------------
Net cash provided by operating activities:                                 $    81,371     $  67,501
                                                                          -------------   -------------

Cash flows from investing activities:
     Additions to real estate                                                  (17,445)        (69,193)
     Proceeds received from the disposition of real estate                          --          31,302
     Proceeds received from contribution of real estate to
        corporate investee                                                      15,987              --
     Decrease / (increase) in restricted cash                                    1,507            (637)
     Additions to notes receivable from investees,
        related parties and other receivables                                  (49,798)        (60,700)
     Repayment of notes receivable from investees,
        related parties and other receivables                                   13,792           3,615
     Additions to real estate under development                                (34,495)        (33,326)
     Net contribution to investments in corporations
        and limited partnerships                                               (27,296)         (4,241)
                                                                          -------------    -------------
         Net cash used in investing activities                                 (97,748)       (133,180)
                                                                          -------------    -------------
Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
        and lines of credit                                                    226,903         234,544
     Repayment of mortgage and other notes payable
        and lines of credit                                                   (155,677)       (127,439)
     Additions to deferred charges                                                (140)         (1,232)
     Net proceeds from stock options exercised and shares
        issued through dividend reinvestment plan                                2,703           2,929
     Contributions from minority interest partners                               6,000              --
     Distributions to minority interest partners                               (18,087)        (17,332)
     Redemption of operating partnership units                                  (2,555)           (218)
     Dividends paid                                                            (37,029)        (31,197)
                                                                          -------------   -------------
         Net cash provided by financing activities                              22,118          60,055
                                                                          -------------   -------------
Net increase in cash and cash equivalents                                        5,741          (5,624)
Cash and cash equivalents at beginning of period                                 6,600          12,348
                                                                          -------------   -------------
Cash and cash equivalents at end of period                                 $    12,341     $     6,724
                                                                          =============   =============
Supplemental disclosure of cash flow information:
     Cash paid for interest, net of $2,353 and
         $1,779 capitalized                                                $    26,507     $    19,803
                                                                          =============   =============
Supplemental disclosure of non-cash investing and financing activities:

     Issuance of Operating Partnership Units in
         connection with the purchase of real estate                       $    10,381     $     2,365
                                                                          =============   =============
     Real estate under development transferred to rental properties        $        --     $    89,483

     Exchange of notes receivable from investees for investments           $     8,347     $        --
                                                                          =============   =============
     Contribution of real estate in exchange for notes receivable and
         investments                                                       $    22,463     $        --
                                                                          =============   =============

     Consolidation of previously unconsolidated investment                 $     8,087     $     2,771
                                                                          =============   =============
     Mortgage note payable assumed in connection with
         purchase of real estate                                           $     6,144     $    53,900
                                                                          =============   =============

     Exchange of investment for note receivable from investee              $     1,501     $        --
                                                                          =============   =============

     See accompanying notes to the consolidated unaudited financial statements.

                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)
          (Dollars in thousands, except per share and per unit amounts)


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

     The unaudited consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, owning an 89.0%, 89.6% and 89.6% general partnership interest as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

     As of September 30, 2001, the Company operates and has ownership interests in 87 multifamily properties (containing 19,918 units) and two commercial properties (with approximately 56,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Significant Transactions
     ------------------------

     (A)  Private Equity Fund
          -------------------

     On July 11, 2001, Essex Apartment Value Fund, L.P. (the "Fund"), an investment fund organized by the Company, had its initial closing with three institutional investors. The Fund will acquire, develop, and manage multifamily properties located in California, Oregon, and Washington. The Fund's objective is to add value through rental growth and appreciation, using the Company's development, redevelopment and asset management capabilities.

     The total equity committed to the Fund by investors, including the Operating Partnership, at the initial closing was $105,000. Subsequent to September 30, 2001, the Fund obtained an equity commitment from an additional institutional investor bringing total equity commitments to approximately $145,000. An affiliate of the Company, Essex VFGP, L.P., is the Fund's general partner (the "General Partner"). The Operating Partnership owns a 99% limited partner interest in the General Partner. Additional closings are expected to occur as investors who have been offered the opportunity to invest in the Fund make their determinations before the final closing date of January 15, 2002. The Fund is currently anticipated to have total capital commitments of between $200,000 and $250,000 and will utilize leverage of between 60% to 65% of the value of the underlying real estate portfolio. Including the additional equity commitment received subsequent to September 30, 2001, the Company, through the General Partner, has a 34.38% interest in the Fund on economic terms identical to the other investors with respect to capital invested. Though the Company expects its interest in the Fund to be diluted as a result of future closings, the Company is committed to invest an amount equal to at least 20% of the aggregate capital committed to the Fund.

                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

     Since August 2000 the General Partner has acquired several properties in anticipation of the Fund's formation. These properties include six apartment properties having 1,377 apartment units and two development land parcels on which approximately 368 units are planned for construction. These properties have an aggregate purchase price of approximately $123,000. In addition, five of the properties are encumbered by non-recourse mortgages in the aggregate amount of approximately $70,000. On September 20, 2001, ownership interests in one of these properties, Andover Park Apartments, a 240-unit apartment community located in Beaverton, Oregon was transferred to the Fund. In conjunction with this transfer, the Fund entered into a new $12,525 long-term non-recourse mortgage secured by this previously unencumbered property. The loan bears interest at a fixed rate of 6.66% and is due in September 2011. The General Partner anticipates that ownership interests in the remaining properties will be transferred to the Fund in the fourth quarter of 2001. The net investments in these remaining properties are carried on the Company's balance sheet as investments and notes receivable from investees and related parties.

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

     Subject to specific exceptions, the Fund will generally be the Company's exclusive investment vehicle for new investments until the earlier of (i) the date at least 90% of the Fund's aggregate capital commitments have been invested or committed or reserved for investments or (ii) December 31, 2003. The exceptions are: (1) properties acquired to complete transactions intended to qualify for non-recognition under Section 1031 of the Internal Revenue, (2) transactions involving properties with 75 units or less, (3) transactions which require equity securities of the Company, including convertible or exchangeable securities, with a value of at least $750,000,
     (4) follow-on investments and re-building of properties which have been destroyed or damaged, (5) land leases with remaining terms of less than 35 years; and (6) other transactions which are prohibited from being consummated on behalf of the Fund due to express restrictions or diversification limitations. The company is not prohibited from utilizing its development and redevelopment capabilities to improve properties that it currently owns or acquires pursuant to the preceding exceptions.

     The Company's senior executives, Keith Guericke, Michael Schall, John Eudy, Craig Zimmerman and John Burkart, serve as the Fund's investment committee and are required to devote such time as is reasonably necessary to achieve the objectives of the Fund. Investors have the right to suspend their capital commitments to the Fund if two or more of these executives are no longer actively involved in the management of the Fund. John Burkart serves as the portfolio manager and is committed to devote substantially all of his time to the Fund during the investment period. The Fund also has a five-person advisory committee representing the investors.

     (B)  Acquisition Activities of the Fund
          ----------------------------------

     On August 13, 2001 the Fund purchased Marbrisas Apartments, a 500-unit apartment community located in Chula Vista, California for a contract price of $62,000. In conjunction with this transaction the Fund assumed a $39,989, 7.99% fixed rate, secured loan which matures in July 2005.

                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

     (C)  Disposition Activities
          ----------------------

     On September 21,2001, two partnerships in which EMC is a 1% general partner and the Operating Partnership holds a 1% special limited partnership interest sold to an unrelated third party its remaining three retail centers, Canby Square, Garrison Square and Powell Villa located in the Portland, Oregon metropolitan area for a contract price of $14,527. The Company recognized a previously deferred gain of $3,788, net of disposition related costs, related to this transaction. In conjunction with this sale, in a tax deferred exchange transaction, these two partnerships acquired on September 28, 2001, Capri at Sunny Hills, a 100-unit apartment community located in Fullerton, California for a contract price of $16,650.

     (D)  Development Communities
          -----------------------

     The Company defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At September 30, 2001, the Company has ownership interests in five development communities, with an aggregate of 1,274 multifamily units. During the third quarter, the Company reached stabilized operations at one property, Tierra Vista, a 404-unit apartment community located in Oxnard, California.

     (E)  Redevelopment Communities
          -------------------------

     The Company defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At September 30, 2001, the Company has ownership interests in five redevelopment communities, which contain an aggregate of 1,178 units with total originally projected investment of $24,304 of which approximately $10,020 remains to be expended. During the third quarter, the Company reached stabilized operations at one property, Hillcrest Park, a 608-unit apartment community located in Newbury Park, California.

     (F)  Other
          -----

     In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's common stock. Pursuant to the program, in 1999, the participants entered into a swap agreement with a securities broker whereby the securities broker acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement by its terms expires in September 2004 at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In the last week of August 2001, the directors and management effected an early termination of the agreement with respect to 40,718 shares of the total 223,475 shares, realizing a gain of approximately $18 per share. Participants are obligated for any termination or settlement shortfall. The Company is a guarantor of participant obligations under the program.

     (G)  Subsequent Event - Equity Transaction
          -------------------------------------

     In October 2001, the Operating Partnership acquired 100,700 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for the shares was $47.88. The amount paid for the shares will be reflected as a reduction of the common stock and additional-paid-in-capital in the Company's consolidated balance sheets for the quarter ended December 31, 2001.

                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

     (H)  Subsequent Event - Investments
          ------------------------------

     On November 1, 2001, the Company acquired ownership interests in partnerships which own the following five multifamily properties:

     Villa Angelina               256 units     Placentia, CA
     Valley Park Apartments       160 units     Fountain Valley, CA
     Hearthstone Apartments       140 units     Santa Ana, CA
     Treehouse Apartments         164 units     Santa Ana, CA
     Montejo Apartments           124 units     Garden Grove, CA

     Four of the properties are individually encumbered by non-recourse mortgages, with a cumulative balance of $39,809, each with a fixed interest rate of 6.98% and due date of December 2010. One property, Hearthstone Apartments, is encumbered by two non-recourse mortgages, aggregating to $10,177 and having a weighted average interest rate of 7.01% and both with a due date of June 2009.

     Each multifamily asset is owned by a limited partnership. The Company's investment is in the form of a 1% special limited partnership interest and the 1% sole general partnership interest. The other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may elect to deliver an aggregate of 461,163 shares of the Company's common stock in lieu of the combined partnerships cash redemption obligation. The Company's interests in these properties are accounted for under the equity method of accounting.

                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(3)  Related Party Transactions
     --------------------------

     All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended September 30, 2001 and 2000 totaled $747 and $447, respectively, and $1,665 and $950 for the nine months ended September 30, 2001 and 2000, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Interest and other income includes interest income of $1,280 and $235 for the three months ended September 30, 2001 and 2000, respectively, and $3,498 and $534 for the nine months ended September 30, 2001 and 2000, respectively. The majority of interest income was earned on the notes receivable from investees. Other income also includes management fee income and investment income from the Company's investees of $564 and $358 for the three months ended September 30, 2001 and 2000, respectively, and $1,332 and $1,389 for the nine months ended September 30, 2001 and 2000, respectively.

     Notes receivable from investees and related parties as of September 30, 2001 and December 31, 2000 consist of the following:

                                                                           September 30,   December 31,
                                                                           -------------   ------------
     Notes receivable from joint ventures investees:                           2001           2000
                                                                               ----           ----
       Notes receivable from VFGP L.P.'s, secured,
       bearing interest from 9% to Prime + 3%, due 2001-2010                 $ 40,412       $ 47,840

       Receivables from VFGP L.P.'s, non interest bearing, due on demand        8,904          4,804

       Note receivable from Highridge Apartments, secured,
       bearing interest at 9%, due March 2008                                      --          1,047

       Note receivable from Highridge Apartments, secured,
       bearing interest at 10%, due on demand                                   2,950          2,950

       Notes receivable from Fidelity 1, secured,
       bearing interest from 7% to LIBOR + 2.5%, due 2002-2004                 44,617          5,613

       Receivables from Down REIT entities, non interest bearing,
       due on demand                                                               --          8,281

       Receivable from Newport Beach North LLC and Newport Beach
       South LLC, non interest bearing, due on demand                           1,423          1,753

       Receivable from City Heights LP, non interest bearing,
       due on demand                                                               --            865

     Other related party receivables:

       Loans to officers, secured, bearing interest at 8%, due April 2006         633            633

       Other related party receivables, substantially due on demand             3,226          3,295
                                                                             --------       --------

                                                                             $102,165       $ 77,081
                                                                             ========       ========

     Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(4)  New Accounting Pronouncements
     -----------------------------

     During 1996 and 1999, the Company purchased interest rate cap contracts in order to reduce the risks associated with increases in interest rates on its tax-exempt variable rate demand bonds. The Company has the right to receive cash if interest rates increase above a specified level. The purpose of the caps is to hedge the exposure to variability in expected future interest cash flows above a fixed interest rate, and, accordingly, they are accounted for as cash flow hedges under SFAS 133. The Company determines the fair value of the caps and assesses the ineffectiveness of the hedge based on changes in the time value of the caps. As of January 1, 2001, there were no changes in the intrinsic value of the caps since the date the caps were purchased, and the changes in fair value of the caps is attributable entirely to changes in time value. The amortized cost of the cap contracts exceeded their fair value by approximately $450,000, which resulted in a transition adjustment (charge to earnings) of that amount in the quarter ended March 31, 2001.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption of Statements 141 and 142 to have a material effect on the financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. The Company will adopt SFAS No. 144 effective January 1, 2002. The Company has determined that the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

                   Notes in Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)
          (Dollars in thousands, except per share and per unit amounts)



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


                                                                       Three months ended
                                                            September 30, 2001        September 30, 2000
       -------------------------------------------------------------------------------------------------
       Revenues
           Northern California                                   $ 16,477                  $ 15,446
           Southern California                                     18,376                    17,551
           Pacific Northwest                                       11,357                    10,721
                                                                 --------                  --------
                Total segment revenues                             46,210                    43,718
       Interest and other income                                    5,553                     3,640
                                                                 --------                  --------
                Total revenues                                   $ 51,763                  $ 47,358
                                                                 ========                  ========


       Net operating income:
           Northern California                                   $ 12,701                    11,952
           Southern California                                     12,785                    12,167
           Pacific Northwest                                        7,795                     7,596
                                                                 --------                  --------
                Total segment net operating income                 33,281                    31,715
       Interest and other income                                    5,553                     3,640
       Depreciation and amortization                               (9,197)                   (8,689)
       Interest                                                   (10,105)                   (8,345)
       Amortization of deferred financing costs                      (143)                     (160)
       General and administrative                                  (1,838)                   (2,215)
                                                                 --------                   --------
                Income before gain on the sales of real
                   estate, minority interests and
                   extraordinary item                            $ 17,551                  $ 15,946
                                                                 ========                  ========



                                                                         Nine months ended
                                                            September 30, 2001        September 30, 2000
       -------------------------------------------------------------------------------------------------
       Revenues
           Northern California                                  $  50,072                $   41,636
           Southern California                                     54,561                    50,096
           Pacific Northwest                                       34,135                    29,993
                                                                ---------                ----------
                Total segment revenues                            138,768                   121,725
       Interest and other income                                   14,149                     7,581
                                                                ---------                ----------
                Total revenues                                  $ 152,917                $  129,306
                                                                =========                ==========

       Net operating income:
           Northern California                                  $  38,750                    32,166
           Southern California                                     37,812                    34,580
           Pacific Northwest                                       23,489                    20,674
                                                                ---------                ----------
                Total segment net operating income                100,051                    87,420
       Interest and other income                                   14,149                     7,581
       Depreciation and amortization                              (26,950)                  (22,306)
       Interest                                                   (29,166)                  (20,620)
       Amortization of deferred financing costs                      (510)                     (479)
       General and administrative                                  (5,566)                   (4,510)
                                                                ---------                ----------
                Income before gain on the sales of real
                   estate, minority interests and
                   extraordinary item                           $  52,008                $   47,086
                                                                =========                ==========

                   Notes in Consolidated Financial Statements
                          September 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)


(5)      Segment Information (continued)
         -------------------------------

                                                     September 30, 2001         December 31, 2000
         ----------------------------------------------------------------------------------------
         Assets:
           Northern California                         $      304,029            $        289,839
           Southern California                                457,571                     478,835
           Pacific Northwest                                  261,953                     268,235
                                                       --------------            ----------------
                Total segment net real estate assets        1,023,553                   1,036,909
       Non-segment assets                                     350,446                     244,940
                                                       --------------            ----------------
                Total assets                           $    1,373,999            $      1,281,849
                                                       ==============            ================

(6)     Net Income Per Share
        --------------------

                                                   Three months ended                     Three months ended
                                                   September 30, 2001                     September 30, 2000
                                         ------------------------------------         -------------------------------
                                                          Weighted        Per                    Weighted      Per
                                                           Average      Share                     Average    Share
                                                Income      Shares     Amount           Income     Shares   Amount

       Net Income                             $  14,899                               $  10,249
       Less:  dividends on preferred stock            -                                       -
                                              ---------                               ---------
       Basic:
         Income available to
            common stockholders                  14,899   18,491     $   0.81            10,249     18,328   $   0.56
                                              ---------   ------     ========         ---------   --------   ========
       Effect of Dilutive Securities:
         Convertible limited partnership
            units                                 1,832    2,288                          1,069      2,136
         Convertible preferred stock                  -        -                              -         41
         Stock options                                -      314                              -        386
                                              ---------   ------                      ---------   --------
       Diluted:
         Income available to common
            Stockholders plus assumed
            conversions                       $  16,731   21,093     $   0.79         $  11,318     20,891   $   0.54
                                              =========   ======     ========         =========   ========   ========


                                                        Nine months ended                     Nine months ended
                                                        September 30, 2001                    September 30,2000
                                              -------------------------------         -------------------------------
                                                          Weighted        Per                    Weighted      Per
                                                          Average       Share                      Average   Share
                                                Income       Shares   Amount           Income       Shares Amount
       Net Income                             $  37,476                               $  33,272
       Less:  dividends on preferred stock         -                                      (246)
                                              ---------                               ---------
       Basic:
         Income available to
            common stockholders                  37,476   18,461     $   2.03            33,026     18,170   $   1.82
                                              ---------   ------     ========         ---------   --------   ========
       Effect of Dilutive Securities:
         Convertible limited partnership
            units                                 4,506    2,219                              -          -(1)

         Convertible preferred stock                  -        -                            245        154
         Stock options                                -      323                              -        287
                                              ---------   ------                      ---------   --------

       Diluted:
         Income available to common
            Stockholders plus assumed
            conversions                       $  41,982   21,003     $   2.00         $  33,272     18,611   $   1.79
                                              =========   ======     ========         =========   ========   ========

         (1)  Securities not included because they were anti-dilutive.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three and nine months ended September 30, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2001, December 31, 2000 and September 30, 2000, owned an 89.0%, 89.6% and 89.6% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include the Company's expectations as to the total capital commitments of the Essex Apartment Value Fund and the acquisition activities of that fund, statements regarding the Company's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2001, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the total capital commitments and acquisition activities of the Essex Apartment Value Fund will be less than anticipated, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.


General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three and nine months ended September 30, 2001 and 2000. The Company's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Company and will be, subject to specific exceptions, the Company's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund is currently anticipated to have total capital commitments of between $200 million and $250 million and will utilize leverage of between 60% to 65% of the value of the underlying real estate portfolio. The Company is committed to invest an amount equal to or greater than 20% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks.

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

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 71 multifamily residential properties and its headquarter and regional office buildings. Of the multifamily properties acquired since the IPO, 14 are located in Northern California, 37 are located in Southern California, 15 are located in the Seattle, Washington metropolitan area and five are located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 15,607 multifamily units with total capitalized acquisition costs of approximately $1,306.5 million. Additionally since its IPO, the Company has developed and has ownership interests in 9 multifamily development properties that have reached stabilized operations. These development properties consist of 1,944 units with total capitalized development costs of $236.8 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, eight multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $118.7 million resulting in total net realized gains of approximately $25.8 million.

The Company is currently developing five multifamily residential communities, with an aggregate of 1,044 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $156.7 million. As of September 30, 2001, together with its joint venture partners, the Company's remaining development commitment is approximately $68.1 million.

Results of Operations

Comparison of the Three Months Ended September 30, 2001 to the Three Months
---------------------------------------------------------------------------
Ended September 30, 2000
------------------------

Average financial occupancy rates of the Company's multifamily Quarterly Same Store Properties (properties owned by the Company for each of the three months ended September 30, 2001 and 2000) was 94.7% and 97.0%, for the three months ended September 30, 2001 and 2000, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended September 30, 2001 and 2000 are as follows:

                               September 30, 2001            September 30, 2000
                               ------------------            ------------------

       Southern California              95.4%                       96.4%
       Northern California              94.6%                       98.0%
       Pacific Northwest                94.4%                       96.4%

Total Revenues increased by $4,405,000 or 9.3% to $51,763,000 in the third quarter of 2001 from $47,358,000 in the third quarter of 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                 Three Months Ended
                                 Number of          September 30,           Dollar       Percentage
                                                    -------------
                                 Properties      2001          2000         Change         Change
                                 ----------      ----          ----         ------         ------
                                               (Dollars in thousands)
Revenues
   Property revenues Quarterly
    Same Store Properties
     Southern California              17       $ 12,269     $  11,726      $     543          4.6%
     Northern California              14         14,075        13,532            543          4.0
     Pacific Northwest                20          9,481         9,343            138          1.5
                                      --       --------     ---------      ---------      -------

          Properties                  51         35,825        34,601          1,224          3.5
   Property revenues properties
     acquired/disposed of
     subsequent June 30, 2000                    10,385         9,117          1,268         13.9
                                               --------     ---------      ---------      -------
       Total property revenues (1)               46,210        43,718          2,492          5.7
                                               --------     ---------      ---------      -------

Interest and other income                         5,553         3,640          1,913         52.6
                                               --------     ---------      ---------      -------
       Total revenues                          $ 51,763     $  47,358      $   4,405          9.3%
                                               ========     =========      =========      =======

(1) Also includes two commercial properties, redevelopment communities, and development communities.

As set forth in the above table, $1,268,000 of the $4,405,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to June 30, 2000, redevelopment communities, development communities and two commercial properties. During this period, the Company acquired interests in nine multifamily properties, one commercial property, and reached stabilized operations at two development communities (the "Quarterly Acquisition Properties").

Of the increase in total revenues, $1,224,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 3.5% to $35,825,000 in the third quarter of 2001 from $34,601,000 in the third quarter of 2000. The majority of this increase was attributable to the 14 Quarterly Same Store Properties located in Northern California and the 17 Quarterly Same Store Properties located in Southern California. The property revenues of the Quarterly Same Store Properties in Northern California increased by $543,000 or 4.0% to $14,075,000 in the third quarter of 2001 from $13,532,000 in the third quarter of 2000. The property revenues of the Quarterly Same Store Properties in Southern California increased by $543,000 or 4.6% to $12,269,000 in the third quarter of 2001 from $11,726,000 in the third quarter of 2000. The $543,000 increase in Northern California is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 94.6% in the third quarter of 2001 from 98.0% in the third quarter of 2000. The $543,000 increase in Southern California is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 95.4% in the third quarter of 2001 from 96.4% in the third quarter of 2000. The 20 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $138,000 or 1.5% to $9,481,000 in the third quarter of 2001 from $9,343,000 in the third quarter of 2000. The $138,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 94.4% in the third quarter of 2001 from 96.4% in the third quarter of 2000. The increase in total revenue also reflects an increase of $1,913,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Company's joint venture investments.

Total Expenses increased by $2,800,000 or approximately 8.9% to $34,212,000 in the third quarter of 2001 from $31,412,000 in the third quarter of 2000. Interest expense increased by $1,760,000 or 21.1% to $10,105,000 in the third quarter of 2001 from $8,345,000 in the third quarter of 2000. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $926,000 or 7.7% to $12,929,000 in the third quarter of 2001 from $12,003,000 in the third quarter of 2000. Of such increase, $312,000 was attributable to the Quarterly Acquisition Properties. Depreciation and amortization increased by $508,000 or approximately 5.9% to $9,197,000 in the third quarter of 2001 from $8,689,000 in the third quarter of 2000, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses decreased by $377,000 in the third quarter of 2001 from the amount for the third quarter of 2000. This decrease is largely due to an increase in the allocation of general and administrative expenses to EMC and an increase in bonus expense in the third quarter of 2000 as partially offset by additional staffing requirements resulting from the growth of the Company.

Net income increased by $4,650,000 to $14,899,000 in the third quarter of 2001 from $10,249,000 in the third quarter of 2000. Net income for the third quarter of 2001 included recognition of previously deferred gain (net of disposition related costs) relating to the sale of real estate of $3,788,000. No gains on sale were recognized in the third quarter of 2000. The remainder of the increase is attributable to the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended
--------------------------------------------------------------------------------
September 30, 2000
-------------------

Average financial occupancy rates of the Company's multifamily Same Store Properties (properties owned by the Company for each of the nine months September 30, 2001 and 2000) was 95.5% and 96.8%, for the nine months ended September 30, 2001 and 2000, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the nine months ended September 30, 2001 and 2000 are as follows:

                                     September 30,      September 30,
                                        2001               2000
                                        ----               ----

         Southern California            95.6%              96.3%
         Northern California            95.8%              97.8%
         Pacific Northwest              95.0%              95.9%

Total Revenues increased by $23,611,000 or 18.3% to $152,917,000 in the nine months ended September 30, 2001 from $129,306,000 in the nine months ended September 30, 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                  Nine Months Ended
                                 Number of          September 30,            Dollar     Percentage
                                                    -------------
                                 Properties      2001          2000          Change       Change
                                 ----------      ----          ----          ------       ------
                                                   (Dollars in thousands)
Revenues
   Property revenues
    Same Store Properties
     Southern California              15       $ 32,461     $  30,555      $   1,906          6.2%
     Northern California              14         43,106        38,539          4,567         11.9
     Pacific Northwest                19         26,969        26,001            968          3.7
                                      --       --------     ---------      ---------      -------

          Properties                  48        102,536        95,095          7,441          7.8
   Property revenues properties
     acquired/disposed of
     subsequent December 31, 1999                36,232        26,630          9,602         36.1
                                               --------     ---------      ---------      -------
       Total property revenues (1)              138,768       121,725         17,043         14.0
                                               --------     ---------      ---------      -------

Interest and other income                        14,149         7,581          6,568         86.6
                                               --------     ---------      ---------      -------
       Total revenues                          $152,917     $ 129,306      $  23,611         18.3%
                                               ========     =========      =========      =======

(1) Also includes two commercial properties, redevelopment communities, and development communities.

As set forth in the above table, $9,602,000 of the $23,611,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1999, redevelopment communities, development communities and two commercial properties. During this period, the Company acquired interests in fifteen multifamily properties and reached stabilized operations at six development communities (the "Post 1999 Acquisition Properties") and disposed of one multifamily property (the "Post 1999 Disposition Properties").

Of the increase in total revenues, $7,441,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 7.8% to $102,536,000 in the nine months ended September 30, 2001 from $95,095,000 in the nine months ended September 30, 2000. The majority of this increase was attributable to the 14 Same Store Properties located in Northern California. The property revenues of the Same Store Properties in Northern California increased by $4,567,000 or 11.9% to $43,106,000 in the nine months ended September 30, 2001 from $38,539,000 in the nine months ended September 30, 2000. This $4,567,000 increase is primarily attributable to rental rate increases offset by a decrease in financial occupancy to 95.8% in the nine months ended September 30, 2001 from 97.8% in the nine months ended September 30, 2000. The 15 Same Store Properties located in Southern California accounted for the next largest regional component of the Same Store Property revenue increase. The property revenues of these properties increased by $1,906,000 or 6.2% to $32,461,000 in the nine months ended September 30, 2001 from $30,555,000 in the nine months ended September 30, 2000. The $1,906,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 95.6% in the nine months ended September 30, 2001 from 96.3% in the nine months ended September 30, 2000. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of these properties increased by $968,000 or 3.7% to $26,969,000 in the nine months ended September 30, 2001 from $26,001,000 in the nine months ended September 30, 2000. The $968,000 increase is primarily attributable to rental rate increases and as offset be a decrease in financial occupancy to 95.0% in the nine months ended September 30, 2001 from 95.9% in the nine months ended September 30, 2000. The increase in total revenue also reflected an increase of $6,568,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Company's joint venture investments.

Total Expenses increased by $18,689,000 or approximately 22.7% to $100,909,000 in the nine months ended September 30, 2001 from $82,220,000 in the nine months ended September 30, 2000. Interest expense increased by $8,546,000 or 41.4% to $29,166,000 in the nine months ended September 30, 2001 from $20,620,000 in the nine months ended September 30, 2000. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Company's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $4,412,000 or 12.9% to $38,717,000 in the nine months ended September 30, 2001 from $34,305,000 in the nine months ended September 30, 2000. Of such increase, $2,902,000 was attributable to the Post 1999 Acquisition Properties and the Post 1999 Disposition Properties. Depreciation and amortization increased by $4,644,000 or approximately 20.8% to $26,950,000 in the nine months ended September 30, 2001 from $22,306,000 in the nine months ended September 30, 2000, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $1,056,000 in the nine months ended September 30, 2001 from the amount for the nine months ended September 30, 2000. This increase was largely due to additional staffing requirements resulting from the growth of the Company as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income increased by $4,204,000 to $37,476,000 in the nine months ended September 30, 2001 from $33,272,000 in the nine months ended September 30, 2000. This increase was primarily due to the net contribution of the Post 1999 Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At September 30, 2001 the Company had $12,341,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from its line of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under its line of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Company corporate ratings, if any, and leverage rating which has been priced at LIBOR plus 1.15% during its term. At September 30, 2001 the Company had $77,767,000 outstanding on this line of credit, which bore an interest rate of approximately 4.0%. A second line of credit in the amount of $30,000,000 matures in August 2002, with an option to extend for one year thereafter. Outstanding balances, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At September 30, 2001 the Company had $30,000,000 outstanding on this line of credit, which bore an interest rate of approximately 4.0%.

     In addition to the unsecured lines of credit, the Company had $565,138,000 of secured indebtedness at September 30, 2001. Such indebtedness consisted of $506,318,000 in fixed rate debt with interest rates varying from 6.8% to 8.3% and maturity dates ranging from 2001 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the third quarter of 2001 ranging from 4.0% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

     The Company's unrestricted cash balance increased by $5,741,000 from $6,600,000 as of December 31, 2000 to $12,341,000 as of September 30, 2001.
     This increase was primarily a result of $81,371,000 net cash provided by operating activities and $22,118,000 of net cash provided by financing activities, which was offset in part by $97,748,000 of net cash used in investing activities. Of the $22,118,000 of net cash provided by financing activities, $226,903,000 was received in proceeds from mortgage and other notes payable and lines of credit, which was off set by $155,677,000 in repayments of mortgage and other notes payable and lines of credit, and $37,029,000 in dividends/distributions paid. The $97,748,000 of net cash used in investing activities was primarily a result of $49,798,000 in additions to notes receivable and investments made to finance real estate property acquisitions by the Company's investees, related party notes and other receivables, $34,495,000 used to fund real estate under development, and $17,445,000 used to purchase and upgrade rental properties which was offset in part by $15,987,000 in proceeds received from contribution of real estate to corporate investee.

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

     The Company is developing five multifamily residential communities, with an aggregate of 1,274 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $156,700,000. As of September 30, 2001, the Company's remaining commitment to fund the estimated cost to complete is approximately $68,100,000. The Company expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

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

     Funds from Operations

     Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties, gains/losses on sales of real estate property and extraordinary items. Management considers Funds From Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's presentation of Funds From Operations. The following table sets forth the Company's calculation of Funds from Operations for the three and nine months ended September 30, 2001 and 2000.

                                                    Three months ended               Nine months ended
                                                    ------------------               -----------------
                                               September 30,    September 30,   September 30,   September 30,
                                                   2001            2000            2001            2000
                                                   ----            ----            ----            ----
     Income before gain on the sales of
       real estate and minority interests      $ 17,551,000    $ 15,946,000     $ 52,008,000    $ 47,086,000
     Adjustments:

          Depreciation and amortization           9,197,000       8,689,000       26,950,000      22,306,000
          Unconsolidated joint ventures           1,209,000       1,232,000        3,647,000       3,295,000
                Minority interests (1)           (4,608,000)     (4,602,000)     (13,814,000)    (14,105,000)
                                               ------------    ------------     ------------

            Funds From Operations              $ 23,349,000    $ 21,265,000     $ 68,791,000    $ 58,582,000
                                               ============    ============     ============    ============
     Weighted average number
     shares outstanding diluted (1)              21,093,631      20,891,729       21,003,100      20,658,467
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

     The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company believes that the principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of September 30, 2001 as interest rates and other terms are consistent with yields currently available to the Company for similar instruments.

     For Year Ended:                              2001        2002       2003       2004       2005      Thereafter      Total
     --------------------------------------------------------------------------------------------------------------------------
     Fixed rate debt (In thousands)
     Amount                                    $    937      12,381     21,879      4,020     36,076      431,025    $  506,318
     Average interest rate                          7.3%        7.0%       7.0%       7.3%      6.8%          6.8%

     Variable rate LIBOR debt (In thousands)
     Amount                                    $     --     107,767         --         --        --        58,820(1) $  166,587
     Average interest                                --         4.0%        --         --        --           5.1%

     (1)  Capped at interest rates ranging from 7.1% to 7.3%.

     The Company does not have any exposures related to forward contracts at September 30, 2001.

     Part II   Other Information
     -------   -----------------

     Item 2:   Changes in Securities and Use of Proceeds

     On November 1, 2001, the Company acquired ownership interests in partnerships which own the following five multifamily properties: Villa Angelina, Valley Park Apartments, Hearthstone Apartments, Treehouse Apartments, and Montejo Apartments. Each property is owned by a separate limited partnership in which the Company has a 1% special limited partnership interest and the 1% sole general partnership interest. The other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain condition, the Company may elect to deliver an aggregate of 461,163 shares of the Company's common stock in lieu of the combined partnerships' redemption obligation. This private placement of limited partnerships interests was completed pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

     Item 6:   Exhibits and Reports on Form 8-K

     A.   Exhibits
          --------

               None

     B.   Reports on Form 8-K
          -------------------

               None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ESSEX PROPERTY TRUST, INC.



                                     /S/ MARK J. MIKL
                                     -------------------------------------------
                                     Mark J. Mikl, Vice President and Controller
                                     (Authorized Officer and
                                     Principal Accounting Officer)


                                     November 9, 2001
                                     ----------------
                                     Date