Form 10-K
period 2001-12-31
ESSEX PROPERTY TRUST INC
filed 2002-03-29
CIK 920522

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        Commission File Number: 1-13106

                               -----------------

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

                               -----------------

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

   As of March 25, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $542,153,852. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

   As of March 25, 2002, 19,575,172 shares of Common Stock ($.0001 par value) were outstanding.

                          LOCATION OF EXHIBIT INDEX:

   The index exhibit is contained in Part IV, Item 14, on page number 34.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 14, 2002.

================================================================================

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                                              Page No.
                                                                                              --------
                                               PART I

Item 1  Business.............................................................................     1

Item 2  Properties...........................................................................    22

Item 3  Legal Proceedings....................................................................    27

Item 4  Submission of Matters to a Vote of Security Holders..................................    27

                                               PART II

Item 5  Market for Registrant's Common Stock and Related Stockholder Matters.................    28

Item 6  Selected Financial Data..............................................................    31

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations    32

Item 7A Quantitative and Qualitative Disclosures About Market Risk...........................    44

Item 8  Financial Statements and Supplementary Data..........................................    44

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    44

                                              PART III

Item 10 Directors and Executive Officers of the Registrant...................................    45

Item 11 Executive Compensation...............................................................    45

Item 12 Security Ownership of Certain Beneficial Owners and Management.......................    45

Item 13 Certain Relationships and Related Transactions.......................................    45

                                               PART IV

Item 14 Exhibits, Financial Statements Schedules and Reports on Form 8-K.....................    46

Signatures...................................................................................   S-1

                                    PART I

Forward Looking Statements

   Certain statements in this Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of capital expenditures, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P., the anticipated performance of existing properties, projected stabilization dates for development properties, and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that the Essex Apartment Value Fund will fail to perform as anticipated, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Report on Form 10-K for the year ended December 31, 2001, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.  Business

  Description of Business

   Essex Property Trust, Inc. ("the Company" or "Essex") is a self-administered and self-managed equity real estate investment trust ("REIT") engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Company's multifamily portfolio consists of ownership interests in 92 properties (comprising 20,762 apartment units), 11,295 units are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 4,023 units of which are located in Northern California (the San Francisco Bay Area) and 5,444 of which are located in the Pacific Northwest (4,073 units in the Seattle metropolitan area and 1,371 units in the Portland, Oregon metropolitan area). The Company also owns an office building that has approximately 17,400 square feet located in Northern California (Palo Alto) which houses the Company's headquarters and an office building in Southern California (Woodland Hills) that has approximately 38,940 square feet, of which the Company currently occupies approximately 6,800 square feet. The Woodland Hills office building has ten third party tenants occupying approximately 28,700 feet (the "Commercial Properties," and together with the Company's multifamily residential properties, the "Properties"). The Company along with its affiliated entities and joint ventures also have entered into commitments for the development of 1,274 units in five multifamily communities; two in Northern California and three in Southern California.

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

   The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 89.0% general partnership interest and members of the Company's Board of Directors, senior management and certain outside investors own approximately 11.0% limited partnership interests in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

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

  Business Principles

   The Company was founded on, has followed, and intends to continue to follow the business principles set forth below:

   Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, the Company seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. The Company's Senior Vice President of Operations and the regional portfolio managers are accountable for overall property operations and performance. They supervise on-site managers, provide training for the on-site staff, monitor fiscal performance against budgeted expectations, monitor property performance against competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment.

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

  . Supply Constraints. The Company believes that properties located in real estate markets with limited development opportunities are well suited to produce increased rental income. When evaluating supply constraints, the Company reviews: (i) availability of developable land sites on which competing properties could be readily constructed; (ii) political barriers to growth resulting from a restrictive local political environment regarding development and redevelopment (such an environment, in addition to the restrictions on development itself, is often associated with a lengthy development process and expensive development fees); and (iii) physical barriers to growth, resulting from natural limitations to development, such as mountains or waterways.

  . Rental Demand Created by High Cost of Housing. The Company concentrates on markets in which the cost of renting compares favorably to the cost of owning a home. In such markets, rent levels tend to be higher and operating expenses and capital expenditures, as a percentage of rent, are lower in comparison with markets that have a lower cost of owning a home.

  . Job Proximity. The Company believes that most renters select housing based on its proximity to their jobs and related commuting factors. The Company obtains local area information relating to its residential properties and uses this information when making multifamily residential property acquisition decisions. The Company also reviews the location of major employers relative to its portfolio and potential acquisition properties.

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

  Current Business Activities

   The Company conducts substantially all of its activities through the Operating Partnership, of which it owns an approximate 89.0% general partnership interest. The approximate 11.0% limited partnership interests in the Operating Partnership are owned by directors, officers and employees of the Company and certain third-party investors. As the sole general partner of the Operating Partnership, the Company has operating control over the management of the Operating Partnership and each of the Properties. From time to time, the Company may invest in properties through the acquisition of an interest in another entity, based upon the criteria described above. The Company does not plan to invest in the securities of other entities not engaged in real estate related activities.

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

   On July 11, 2001, Essex Apartment Value Fund, L.P. (the "Fund"), an investment fund organized by the Company, had its initial closing with three institutional investors. The Fund will acquire, develop, and manage multifamily properties located in California, Oregon, and Washington. The Fund's objective is to add value through rental growth and appreciation, using the Company's development, redevelopment and asset management capabilities. The total equity committed to the Fund by investors, including the Operating Partnership, at the initial closing was $105 million. Subsequent to the initial closing the Fund, several additional equity commitments were received. As of the final closing in February 2002, equity commitments totaled approximately $250 million. An affiliate of the Company, Essex VFGP, L.P. ("VFGP"), is the Fund's 1% general partner and is a 20.4% percent limited partner. The Operating Partnership owns a 99% limited partner interest in VFGP. The Fund is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Company, through VFGP, has a 21.4% interest in the Fund on economic terms identical to the other investors with respect to capital invested.

   Since August 2000, the Company has acquired several properties in anticipation of the Fund's formation. These properties include six apartment properties having 1,377 apartment units and two development land parcels on which approximately 368 units are planned for construction. These properties have an aggregate purchase price of approximately $123 million. In addition, six of the properties are encumbered by non-recourse mortgages in the aggregate amount of approximately $81.9 million. On August 13, 2001, the Fund acquired one asset directly, Marbrisas Apartments, a 500-unit apartment community located in Chula Vista, California for a contract price of $62.0 million. In connection with this transaction the Fund assumed an approximately
$39.9 million secured loan.

   The current portfolio of stabilized properties of the Fund is set forth below:

                                                                   Fixed     Loan
                                                       Loan       Interest Maturity
Property Name               Location        Units     Amount        Rate     Date
-------------               --------        ----- --------------- -------- --------
                                                  ($ in millions)
Rosebeach Apartments        La Mirada, CA     174     $  8.5        7.09%  Feb-11
Foxborough Homes            Orange, CA         90        5.0        7.84%  Jul-09
Vista del Rey               Tustin, CA        116        8.0        6.95%  Feb-11
The Crest at Phillips Ranch Pomona, CA        501       36.1        7.99%  Jul-05
Andover Park Apartments     Beaverton, OR     240       12.5        6.66%  Oct-11
Hunt Club                   Lake Oswego, OR   256       11.8        7.05%  Feb-11
Marbrisas                   Chula Vista, CA   500       39.9        7.99%  Jul-05
                                            -----     ------
   Total                                    1,877     $121.8
                                            =====     ======

   In December 2001, the Fund obtained an unsecured line of credit for an aggregate amount of $50 million. The line matures in June 2002 but may be extended at the Fund's option to September 2002. The line bears interest at LIBOR plus 0.875%. As of December 31, 2001, the line had an outstanding balance of $46.2 million.

   In addition to distributions with respect to its pro-rata share of the Fund's Limited Partnership Interest invested capital, VFGP (1) will receive special priority distributions from the Fund in the annual amount of 1% of the Fund's unreformed third party capital, payable quarterly for managing the Fund's operations, and (2) may receive over the life of the Fund incentive distributions up to 20% of the cumulative net profits on the Fund's investments, if the Fund exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the Limited Partner's total capital contributions. VFGP will also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to the Fund's investments. VFGP will not receive transaction fees, such as acquisition, disposition, and financing or similar fees, in connection with the operation of the Fund.

   Subject to specific exceptions, the Fund will generally be the Company's exclusive investment vehicle for new investments until the earlier of (i) the date at least 90% of the Fund's aggregate capital commitments have been invested or committed or reserved for investments or (ii) December 31, 2003. The exceptions are: (1) properties acquired to complete transactions intended to qualify for non-recognition under Section 1031 of the Internal Revenue Code,
(2) transactions involving properties with 75 units or less, (3) transactions which require equity securities of the Company, including convertible or exchangeable securities, with a value of at least $750,000, (4) follow-on investments and re-building of properties which have been destroyed or damaged,
(5) land leases with remaining terms of less than 35 years; and (6) other transactions which are prohibited from being consummated on behalf of the Fund due to express restrictions or diversification limitations. The Company is not prohibited from utilizing its development and redevelopment capabilities to improve properties that it currently owns or acquires pursuant to the preceding exceptions.

   The Company's executives, Keith Guericke, Michael Schall, John Eudy, Craig Zimmerman and John Burkart, serve as the Fund's investment committee and are required to devote such time as is reasonably necessary to achieve the objectives of the Fund. Investors have the right to suspend their capital commitments to the Fund if two or more of these executives are no longer actively involved in the management of the Fund. John Burkart serves as the portfolio manager and is committed to devote substantially all of his time to the Fund during the investment period. The Fund also has a five-person advisory committee representing the investors.

  Acquisitions

   During 2001, the Company acquired ownership interests in eight multifamily properties consisting of 1,684 units with an aggregate purchase price of approximately $171.4 million. These investments were primarily funded by the contribution of equity from joint venture partners, cash generated from operations, proceeds from the dispositions of properties, proceeds from new and assumed loans and the Company's line of credit. Of the eight properties of which the Company acquired ownership interest in 2001, seven properties (1,444 units) are located in Southern California and one (240 units) is located in the Pacific Northwest.

   Multifamily property ownership interests acquired in 2001 are as follows:

                                                              Purchase
                                                              Price or
                                                             Agreed Upon
     Property Name               Location            Units      Value
     -------------               --------            ----- ---------------
                                                           ($ in millions)
     Southern California
      Marbrisas Apartments(1)    Chula Vista, CA       500     $ 62.0
      Capri at Sunny Hills(2)(3) Fullerton, CA         100       16.7
      Hearthstone(2)             Santa Ana, CA         140       14.1
      Montejo(2)                 Garden Grove, CA      124        9.6
      Treehouse(2)               Santa Ana, CA         164       13.1
      Valley Park(2)             Fountain Valley, CA   160       16.8
      Villa Angelina(2)          Placentia, CA         256       22.5

     Pacific Northwest
      Andover Park(1)            Beaverton, OR         240       16.6
                                                     -----     ------
     Total                                           1,684     $171.4
                                                     =====     ======

--------
(1) The Company has a 21.4% interest in the Fund, which owns this property.

(2) The Company holds a 1% special limited partner interest in the partnerships, which own these multifamily properties. These investments were made under arrangements whereby EMC became the 1% sole general partner interest and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.

(3) Acquired in an IRC Section 1031 exchange in which the Company disposed of three retail properties located near Portland, OR.

  Other Acquisition Related Activities

   On March 1, 2001 the Company purchased Clarewood Office Building, an approximately 38,940 square foot office building in Woodland Hills, California for a contract price of $4.5 million. The Company currently occupies approximately 6,800 square feet. The Company's employees that occupy this space are involved in the following functions: property operations, development, redevelopment and accounting. The building has ten third party tenants occupying approximately 28,700 feet. The largest single tenant occupies approximately 10,900 square feet.

   On March 22, 2001, in connection with the acquisition of The Carlyle Apartments in April 2000, Essex issued 158,202 Operating Partnership units convertible into Common Stock at the option of the holder. This was the final payment and was based on an amount that provides Essex with a targeted yield on the property. Total consideration paid for the property was $26.5 million.

   On June 1, 2001 the Company completed the partner buyout of Mt. Sutro Terrace Apartments, a 99-unit apartment community located in San Francisco, California. The buyout was at the Company's option under a capped pricing formula which terms were agreed to at the time of the Company's initial investment in September 1999. In connection with the partner buyout the Company issued 50,725 Operating Partnership units, which are convertible into Common Stock at the option of the holder.

   On June 29, 2001, the Company purchased Moanalua Hillside Apartments through one of its taxable REIT subsidiaries. Moanalua Hillside Apartments is a 700-unit apartment community located in Honolulu, Hawaii, which was acquired for a contract price of $42.2 million. The Company is actively involved in reselling this property to unrelated third parties at a price in excess of the Company's purchase price. However, there can be no assurance that the sale of the property will close as expected. The Company's net investment is reflected in the Company's financial statements as notes receivable from investees and related parties and investments.

  Dispositions

   On September 21,2001, two partnerships in which EMC is a 1% general partner and the Operating Partnership holds a 1% special limited partnership interest, sold to an unrelated third party the following three retail centers: Canby Square, Garrison Square and Powell Villa. These properties are located in the Portland, Oregon metropolitan area and were sold for a contract price of $14.5 million. The Company recognized a previously deferred gain of $3.8 million, net of disposition related costs, in connection with this transaction. In a tax deferred exchange transaction, these two partnerships acquired on September 28, 2001, Capri at Sunny Hills, a 100-unit apartment community located in Fullerton, California for a contract price of $16.7 million.

  Development

   Development communities are defined by the Company as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2001, the Company had five development communities, with an aggregate of 1,274 multifamily units. During 2001, the Company announced one new development community and also reached stabilized operations at one apartment property containing 404 units. In connection with the properties currently under development, the Company has directly, or in some cases through its joint venture entities, entered into contractual construction related commitments with unrelated third parties. As of December 31, 2001, the Company and its partners are committed to fund approximately $113.4 million. The following table sets forth information regarding the development communities at December 31, 2001.

                                                    Estimated Project Incurred Project
                                                       Cost as of        Cost as of      Projected
Development Communities       Location        Units    12/31/01(1)      12/31/01(1)    Stabilization
-----------------------       --------        ----- ----------------- ---------------- -------------
                                                     ($ in millions)  ($ in millions)
Direct Development
 The San Marcos(2)            Richmond, CA      312      $ 43.8            $ 31.5        Mar. 2003
   (formerly Vista Del Mar)
 The Essex on Lake Merritt(2) Oakland, CA       270        69.0              51.0        May 2003
 Parker Ranch(3)              Simi Valley, CA   324        43.0              10.8        Dec. 2004

Joint Venture
 Chesapeake(4)                San Diego, CA     230        43.0               9.0        Aug. 2004
 Kelvin Avenue(4)             Irvine, CA        138        22.4               5.5        Dec. 2003
                                              -----      ------            ------
Total Development Communities                 1,274      $221.2            $107.8
                                              =====      ======            ======

--------
(1) Estimated project cost as of December 31, 2001 includes total estimated and incurred costs for the development projects.

(2) The Company is the sole owner of these development projects.

(3) The Company has 50% interest in this development project.

(4) The Company has a 21.4% interest in the Fund, which owns this property.

   The Company is entitled to receive development fee income on the joint venture development communities.

   The Company intends to continue to pursue the development of multifamily communities to the extent that the market conditions and the specific project terms are considered favorable.

   During the year, the Company reached stabilized operations at one property, Tierra Vista, a 404-unit apartment community located in Oxnard, California.

  Redevelopment

   Redevelopment communities are defined by the Company as existing properties owned or recently acquired which have been targeted for additional investment by the Company with the expectation of increased financial returns. Redevelopment communities typically have apartment units that are under construction and as a result, may have less than stabilized operations. As of December 31, 2001, the Company had the following three-redevelopment communities.

                                                                Estimated
                                                               Renovation       Incurred
                                                               Cost as of     Total Cost as  Projected
Redevelopment Communities(1)              Location     Units   12/31/01(2)     of 12/31/01   Completion
----------------------------           --------------- ----- --------------- --------------- ----------
                                                             ($ in millions) ($ in millions)
Plumtree                               Santa Clara, CA  140       $3.2            $0.1       Sep. 2002
Monterey Villas (The Village)          Oxnard, CA       122        3.2             2.4       Jan. 2002
The Lofts at Pinehurst (Villa Scandia) Ventura, CA      118        3.3             0.2       Aug. 2002
                                                        ---       ----            ----
Total Redevelopment Communities                         380       $9.7            $2.7
                                                        ===       ====            ====

--------
(1) The Company owns 100% of each redevelopment community.

(2) Represents the projected cost of renovation of the apartment community excluding the original cost of land and buildings.

   During 2001 the Company completed six redevelopment projects, which comprised 1,806 units and had total project costs in excess of $30 million.

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

   During the year, the Company's Board of Directors authorized the Operating Partnership to purchase from time to time shares of the Company's Common Stock, in an amount up to $50 million, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of the repurchase will depend on the market price and other market conditions and factors. Essex will use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. Such repurchased shares may be reissued in connection with the conversion of such partnership units, the exercise of stock options or other business transactions. This Program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, the Operating Partnership acquired 100,700 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for the shares was $47.88. The amount paid for the shares are reflected as a reduction of the common stock and additional-paid-in-capital in the Company's consolidated balance sheets for the year ended December 31, 2001.

   In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's common stock. Pursuant to the program, in 1999, the participants entered into a swap agreement with a securities broker whereby the securities broker acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement by its terms expires in September 2004 at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. From August 2001 through January 2002, the directors and management effected an early termination of the agreement with respect to 120,718 shares of the total 223,475 shares, realizing a gain of approximately $15 per share. Participants are obligated for any termination or settlement shortfall. The Company is a guarantor of participant obligations under the program.

  Offices and Employees

   The Company is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon, Woodland Hills, California and Tustin, California. As of December 31, 2001, the Company had approximately 754 employees.

  Environmental Matters

   Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in or migrating from such property. Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. In addition, certain environmental laws impose liability for release of asbestos-containing materials ("ACMs"), into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

   Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties other than Essex alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. We have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

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

   The environmental studies revealed the presence of groundwater contamination on certain of the Properties. Certain of these Properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and one Property was previously occupied by an industrial user that was identified as the source of contamination. The environmental studies noted that certain of the Properties are located adjacent to and possibly downgradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that contamination existed at certain Properties because of the former presence of underground fuel storage tanks that have been removed. There are asbestos-containing material in a number of the properties, primarily in the form of ceiling texture, floor tiles and adhesives, which are generally in good condition. At properties where radon, hydrogen sulfide or methane has been identified as a potential concern, the Company has implemented remediating measures and/or additional testing. Based on its current knowledge, the Company does not believe that future liabilities associated with asbestos, radon, hydrogen sulfide or methane will be material. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these Properties would not have a material adverse effect on the Company's financial condition, result of operations, or liquidity.

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

  Insurance

   The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Company does not have insurance. All of the Properties are located in areas that are subject to earthquake activity. The Company has obtained earthquake insurance for all the Properties. Most of the Properties are included in an earthquake insurance program that is subject to an aggregate limit of $40.0 million payable upon a covered loss in excess of a $7.5 million self-insured retention amount and a 5% deductible. In the future, the Company may selectively exclude properties from being covered by earthquake insurance based on management's evaluation of the following factors: (i) the availability of coverage on terms acceptable to the Company,
(ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. Despite earthquake coverage on all of the Company's Properties, should a property sustain damage as a result of an earthquake, the Company may incur losses due to deductibles, co-payments and losses in excess of applicable insurance, if any.

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

  Working Capital

   The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and its amounts available on its lines of credit. The Company believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company has credit facilities in the committed amount of approximately $150,000,000. At December 31, 2001 the Company had an outstanding balance of $74,459,000 under these facilities.

Other Matters/Risk Factors

   Our operations involve various risks that could have adverse consequences to us. These risks include, among others, the following:

  Debt Financing

   At December 31, 2001, the Company had approximately $638,660,000 of indebtedness (including $133,279,000 of variable rate indebtedness, of which $58,820,000 is capped at interest rates ranging from 7.1% to 7.3%).

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

  Uncertainty of Ability to Refinance Balloon Payments

   At December 31, 2001, the Company had an aggregate of approximately $638,660,000 of mortgage debt and line of credit borrowings, some of which are subject to balloon payments of principal. The Company does not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and the line of credit borrowings. At December 31, 2001, these mortgages and lines of credit borrowings had the following scheduled maturity dates: 2002--$86.8 million (includes lines of credit balance of $74.4 million as of December 31, 2001); 2003--$21.9 million; 2004--$4.0 million; 2005--$36.0 million; 2006--$15.1 million; 2007 and thereafter--$474.8 million. The Company may not be able to refinance such mortgage indebtedness. The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the mortgagee. This could mean a loss to the Company of income and asset value. Alternatively, the Company may be required to refinance the debt at higher interest rates. If the Company is unable to make such payments when due, a mortgage lender could foreclose on the property securing the mortgage, which could have a material adverse effect on the financial condition and results of operations of the Company.

  Risk of Rising Interest Payments

   At December 31, 2001, the Company had approximately $58,820,000 of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax exempt securities (which matures at various dates from 2020 through 2026), and $74,459,000 of variable rate indebtedness under its lines of credit bearing interest at rates ranging from 1.15%--1.175% over LIBOR. The long-term variable rate indebtedness of approximately $58,820,000 is subject to an interest rate protection agreement, which may reduce the risks associated with fluctuations in interest rates. The remaining $74,459,000 of long-term variable rate indebtedness is not subject to any interest rate protection agreement, and consequently, an increase in interest rates may have an adverse effect on net income and results of operations of the Company.

   Current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent historic levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense in the Company's variable rate indebtedness. The effect of prolonged interest rate increases could negatively impact the Company's ability to make acquisitions and develop properties at economic returns on investment and the Company's ability to refinance existing borrowings at acceptable rates.

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

  Risks That Development Activities Will Be Delayed, Not Completed, and/ or Fail to Achieve Expected Results

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

  The Geographic Concentration Of The Properties And Fluctuations In Local Market May Adversely Impact Income

   Significant amounts of rental revenues for the year ended December 31, 2001, were derived from Properties concentrated in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). Of our 92 ownership interests in multifamily residential properties, 65 are located in California. As a result of this geographic concentration, if a local property market performs poorly, the income from the Properties in that market could decrease. As a result of such a decrease in income, the Company may be unable to pay expected dividends to the Company's stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently impacts the income generated from the Properties and their underlying values. The financial results of major local employers may also impact the cash flow and value of certain of the Properties. Economic downturns in the local markets in which the Company owns properties could have a negative impact on the financial condition and results from operations of the Company.

   Both the national economy and the economies of the western states in which the Company owns, manages and develops properties have been and continue to be in a recession. The early indicators of how this affects the real estate industry in general, and the Company in particular, are slightly reduced occupancy rates, flattening and reductions in market rental rates.

   The Company's property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Company operates. Although the Company believes it is well positioned to meet the challenges ahead, it is possible that further reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and market value of the Company's shares. Prolonged recession could also affect the Company's ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable disposition prices.

  Competition In The Multifamily Residential Market May Adversely Affect Operations And The Rental Demand For The Company's Properties

   There are numerous housing alternatives that compete with the multifamily Properties in attracting residents. These include other multifamily rental apartments and single-family homes that are available for rent in the markets in which the Properties are located. The Properties also compete for residents with new and existing homes and condominiums that are for sale. If the demand for the Company's Properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on the financial condition and results of operations of the Company.

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

  Debt Financing On Properties May Result In Insufficient Cash Flow

   Where possible, the Company intends to continue to use leverage to increase the rate of return on its investments and to provide for additional investments that the Company could not otherwise make. There is a risk that the cash flow from the Properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended. The Company may obtain additional debt financing in the future, through mortgages on some or all of the Properties. These mortgages may be recourse, non-recourse, or cross-collateralized. As of December 31, 2001, the Company had 43 properties encumbered by debt. Of the 43 properties, 24 are secured by deeds of trust relating solely to those properties, and with respect to the remaining 19 properties, five cross-collateralized mortgages are secured by eight properties, three properties, three properties, three properties and two properties, respectively. The holders of this indebtedness will have a claim against these Properties and to the extent indebtedness is cross collateralized, lenders may seek to foreclose upon properties, which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by Properties. Foreclosure of Properties would cause a loss to the Company of income and asset value.

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

   The terms of the preferred stock into which each series of Preferred Units are exchangeable provide for certain cumulative preferential cash distributions per each share of preferred stock. These terms also provide that while such preferred stock is outstanding, no distributions may be authorized, declared or paid on the Common Stock unless all distributions accumulated on all shares of such preferred stock have been paid in full. The distributions payable on such preferred stock may impair the Company's ability to pay dividends on its Common Stock.

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

  Existing Registration Rights And Preemptive Rights May Have An Adverse Effect On The Market Price Of The Shares

   Registration rights are held by the senior members of the Company's management and certain outside investors (collectively, the "Operating Partnership Holders") who as of December 31, 2001 owned approximately 11.0% limited partnership interests in the Operating Partnership. These rights include certain "demand" and "piggyback" registration rights with respect to shares of Common Stock issuable in connection with the exchange of their limited partnership interests in the Operating Partnership. The aggregate 11.0% limited partnership interests held by the "Operating Partnership Holders" in the Operating Partnership is exchangeable for an aggregate of 2,286,082 shares of Common Stock. In addition, the Operating Partnership has invested in certain real estate partnerships. Certain partners in such limited partnerships have the right to have their limited partnership interests in such partnerships redeemed for cash or, at the Company's option, for 1,511,533 shares of Common Stock. These partners also have certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock that may be issued in exchange for such limited partnership interests. All of the registration rights discussed above could materially adversely affect the market price for the shares of Common Stock.

  Our Chairman is Involved in Other Real Estate Activities and Investments, Which May Lead to Conflicts of Interest

   Our Chairman, George Marcus, owns interests in various other real estate-related business and investments. He is the Chairman of The Marcus & Millichap Company ("M&M"), which is the holding company for real estate brokerage and services companies. M&M has an interest in Pacific Properties, a company that invests in West Coast multifamily residential properties. The Company has sold an office building which it previously occupied to The Marcus & Millichap Company.

   Mr. Marcus has entered into an agreement with the Company whereby the Company has the right of first refusal to acquire multifamily properties under contract by Marcus & Millichap and its affiliates in situations where both the Company and Marcus & Millichap have offered to purchase the property. Notwithstanding this agreement, Mr. Marcus and affiliated entities may potentially compete with the Company in acquiring multifamily properties, which competition may be detrimental to the Company. In addition, due to such potential competition for real estate investments, Mr. Marcus and affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Company's shareholders.

  The Influence of Executive Officers, Directors and Significant Stockholders May Be Detrimental To Holders of Common Stock

   As of December 31, 2001, George M. Marcus, the Chairman of the Company's Board of Directors, wholly or partially owned 1,972,929 shares of Common Stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 9.5% of the outstanding shares of Common Stock. Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all stockholders of the Company.

   Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for any amendment of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests and their positions in the Company, the Company's directors and executive officers, including Messrs Marcus and Millichap, have substantial influence on the Company. Consequently, their influence could result in decisions that do not reflect the interests of all stockholders of the Company.

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

   In addition, while any shares of preferred stock (into which the preferred units are exchangeable) are outstanding, the Company (1) may not authorize or create any class of series of stock that ranks senior to this preferred stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of the Company, or (2) amend, alter or repeal the provisions of the Company's Charter or Bylaws, that would materially and adversely af fect these rights without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock (as applicable), each voting separately as a single class. Also, while any shares of preferred stock are outstanding, the Company may not (1) merge or consolidate with another entity, or (2) transfer substantially all of its assets to any corporation or other entity, without the affirmative vote of the holders of at least two-thirds of each series of preferred stock, each voting separately as a class, unless the transaction meets certain criteria. These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions by the Company that would otherwise benefit the holders of the Company's Common Stock.

  Exemption Of George Marcus From The Maryland Business Combination Law May Allow Certain Transactions Between The Company And George Marcus To Proceed Without Compliance With Such Law

   The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between the Company and an interested stockholder unless the Board of Directors approved the transaction prior to the party becoming an interested stockholder. The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder.

   The law also requires a supermajority stockholder vote for such transactions after the end of the five-year period. This means that the transaction must be approved by at least:

  . 80% of the votes entitled to be cast by holders of outstanding voting shares; and

  . 66% of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

   However, as permitted by the statute, the Board of Directors irrevocably has elected to exempt any business combination by the Company, George M. Marcus, William A. Millichap, who are the chairman and a director of the Company, respectively, and The Marcus & Millichap Company ("M&M") or any entity owned or controlled by Messrs Marcus and Millichap and M&M. Consequently, the five-year prohibition and the super-majority vote requirement described above will not apply to any business combination between the Company and Mr. Marcus, Mr. Millichap, or M&M. As a result, the Company may in the future enter into business combinations with Messrs Marcus and Millichap and M&M, without compliance with the super-majority vote requirements and other provisions of the Maryland General Corporation Law.

  Anti-Takeover Provisions Contained In The Operating Partnership Agreement, Charter, Bylaws, And Certain Provisions Of Maryland Law Could Delay, Defer Or Prevent A Change In Control Of the Company

   While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership's Partnership Agreement place limitations on the Company's ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the stockholders. The Partnership Agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company's general partner interest in the Operating Partnership to another entity. Such limitations on the Company's ability to act may result in the Company being precluded from taking action that the Board of Directors believes is in the best interests of the Company's stockholders. In addition, as of December 31, 2001, two individuals together held more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

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

  The Company's Guarantee of the Director and Executive Stock Purchase Program May Lead to Liability For the Company

   In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's Common Stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open marked transactions, 223,475 shares of the Company's Common Stock. The agreement terminates in five years, or earlier under certain circumstances, at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances the participants may be required to provide collateral to the securities broker. The Company has guaranteed performance of the participants with respect to any obligations relating to the swap agreement. Due to this guarantee, if the swap agreement, upon its termination, results in a net loss to participants, the Company could be liable for paying the loss. Further, if collateral is required to be advanced to the securities broker, the Company could be obligated to make such advance, which in turn could be costly to the Company. From August 2001 through January 2002, the directors and management effected an early termination of the agreement with respect to 120,718 shares of the total 223,475 shares, realizing a gain of approximately $15 per share.

  Bond Compliance Requirements May Limit Income From Certain Properties

   At December 31, 2001, the Company had approximately $58.8 million of tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Huntington Breakers Apartments and Camarillo Oaks Apartments. This tax-exempt financing subjects these Properties to certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code of 1986, as amended, (the "Code") and its related regulations impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if the Company is required to lower rental rates to attract residents who satisfy the median income test. If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

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

  .   the Company's ability to provide for adequate maintenance and insurance;
      and

  .   increased operating expenses.

   Also, as leases on the Properties expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., the Americans With Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing. In addition, real estate investments are relatively liquid and, therefore, the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions may be adversely affected.

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

   In addition, the Company has and in the future may enter into transactions that could require it to pay the tax liabilities of partners, which contribute assets into joint ventures or the Company Operating Partnership for negotiated periods of the years in the event that certain taxable events, which are within the Company's control, occur. Although the Company plans to hold the contributed assets or defer recognition per Internal Revenue Code Section 1031, this is no assurance that it will be able to do so and if such tax liabilities were incurred they would have a material impact on the Company's financial position.

  Dedicated Investment Activities and Other Factors Specifically Related to the Fund

   The Company has recently organized an investment fund, the Essex Apartment Value Fund, L.P. (the "Fund"), which will be, subject to specific exceptions, the Company's exclusive investment vehicle for new investment until at least 90% of the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. This Fund involves risks to Essex such as the following: Essex's partners in the Fund might become bankrupt (in which event Essex might become generally liable for the liabilities of the Fund) or have economic or business interests or goals that are inconsistent with the Company's business interests or goals, or fail to approve decisions regarding the Fund that are in the best interest of the Company. Essex will, however, generally seek to maintain sufficient control over the Fund to permit it to achieve its business objectives.

  Investments In Mortgages And Other Real Estate Securities

   The Company may invest in securities related to real estate, which could adversely affect its ability to make distributions to stockholders. The Company may purchase securities issued by entities, which own real estate and may also invest in mortgages. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. The Company anticipates that such investment in mortgage receivables will not in the aggregate be significant. In general, investments in mortgages include the following risks:

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

   Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties other than Essex alleging personal injury and property damage caused by the presence of mold in residential real estate. Mold related claims are often excluded from standard insurance policies. Should an uninsured mold related claim arise against Essex, we could be required to use our own funds to resolve the claim and to make any needed cleanups to the involved property.

   California has enacted legislation commonly referred to as "Proposition 65" requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State to cause cancer or reproductive toxicity, including tobacco smoke. Although Essex has sought to comply with Proposition 65 requirements, there can be no assurance that Essex will not be adversely affected by litigation relating to Proposition 65.

   Essex cannot be assured that existing environmental assessments of its properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to Essex, or that a material environmental condition does not otherwise exist as to any one or more of its properties.

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

  Changes In Financing Policy; No Limitation On Debt

   The Company has adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt-to-total-market-capitalization is as follows:

                  total property indebtedness                     =    debt-to-total-market-capitalization
----------------------------------------------------------------
total property indebtedness + total equity market capitalization

   As used in the above formula, total market capitalization is equal to the aggregate market value of the outstanding shares of Common Stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of Common Stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), the Company's debt-to-total-market-capitalization ratio was approximately 33.8% as of December 31, 2001.

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

Item 2.  Properties

   The Company's property portfolio (including partial ownership interests) consists of 94 Properties: 92 multifamily residential Properties containing 20,762 apartment units, one office building in Northern California, which houses the Company's headquarters, with approximately 17,400 square feet and an approximately 38,940 square foot office building in Southern California. The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Company's multifamily Properties accounted for in excess of 95% of the Company's revenues for the year ended December 31, 2001. The 92 multifamily residential Properties had an average occupancy rate (based on

"Financial Occupancy", which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) during the year ended December 31, 2001 of approximately 95%. As of December 31, 2001, the headquarters building was 100% occupied by the Company and the Southern California office building was 91% occupied. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on Financial Occupancy. With respect to office buildings or multifamily properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on "Physical Occupancy" which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage.

   For the year ended December 31, 2001, none of the Company's Properties had book values equal to 10% or more of total assets of the Company or gross revenues equal to 10% or more of aggregate gross revenues of the Company.

  Multifamily Residential Properties

   The Company's multifamily Properties are generally suburban garden apartments and townhomes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The multifamily properties have on average 226 units, with a mix of studio, one, two and some three-bedroom units. A wide variety of amenities are available at each apartment community, including, covered parking, wood-burning fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

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

  Office Buildings

   The Company's corporate headquarters are located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Company acquired this property in 1997. The Company also has an office building in Southern California (Woodland Hills), an approximately 38,940 square feet of which the Company currently occupies approximately 6,800 square feet. The building has ten third party tenants occupying approximately 28,700 feet. The largest single tenant occupies approximately 10,900 square feet. The Company acquired this property in 2001.

   The following tables describe the Company's Properties as of December 31, 2001. The first table describes the Company's multifamily residential properties and the second table describes the Company's office buildings.

                                                              Rentable
                                                               Square   Year       Year
Multifamily Residential Properties(1) Location          Units Footage   Built    Acquired Occupancy(2)
------------------------------------- --------          ----- --------- -----    -------- ------------
Northern California
Brookside Oaks (3)................... Cupertino, CA       170   119,980 1973       2000       96%
The Point at Cupertino (Westwood)(4). Cupertino, CA       116   135,288 1963(5)    1998       95%(6)
Stevenson Place...................... Fremont, CA         200   146,296 1971(7)    1982       92%
Treetops (8)......................... Fremont, CA         172   131,270 1978       1996       95%
Wimbledon Woods...................... Hayward, CA         560   462,400 1975       1998       92%
Summerhill Commons................... Newark, CA          184   139,012 1987       1987       92%
Marina Cove (9)...................... Santa Clara, CA     292   250,294 1974       1994       98%
Plumtree............................. Santa Clara, CA     140   113,260 1975(10)   1994       92%(6)
Mt. Sutro Terrace (8)................ San Francisco, CA    99    64,095 1973       1999       97%
The Carlye (8)....................... San Jose, CA        132   129,216 2000       2000       95%
Waterford Place...................... San Jose, CA        238   219,642 2000       2000       92%
Bel Air (8).......................... San Ramon, CA       462   391,136 1988(11)   1995       96%
Eastridge............................ San Ramon, CA       188   174,104 1988       1996       97%
Foothill Gardens..................... San Ramon, CA       132   155,100 1985       1997       96%
Twin Creeks.......................... San Ramon, CA        44    51,700 1985       1997       96%
Bristol Commons (8).................. Sunnyvale, CA       188   142,668 1989       1995       97%
Oak Pointe........................... Sunnyvale, CA       390   294,180 1973       1988       96%
Summerhill Park...................... Sunnyvale, CA       100    78,584 1988       1988       97%
Windsor Ridge........................ Sunnyvale, CA       216   161,892 1989       1989       96%
                                                        ----- ---------                       ---
                                                        4,023 3,360,117                       95%
Pacific Northwest
Seattle, Washington Metropolitan Area
Emerald Ridge........................ Bellevue, WA        180   144,036 1987       1994       92%
Foothill Commons (8)................. Bellevue, WA        360   288,317 1978       1990       94%
The Palisades (8).................... Bellevue, WA        192   159,792 1977       1990       96%
Sammamish View....................... Bellevue, WA        153   133,590 1986       1994       97%
Woodland Commons (8)................. Bellevue, WA        236   172,316 1978       1990       92%
Inglenook Court...................... Bothell, WA         224   183,624 1985       1994       95%
Salmon Run at Perry Creek............ Bothell, WA         132   117,125 2000       2000       94%
Stonehedge Village (8)............... Bothell, WA         196   214,872 1986       1997       94%
Park Hill at Issaquah (12)........... Issaquah, WA        245   277,778 1999       1999       89%
Wandering Creek...................... Kent, WA            156   124,366 1986       1995       97%
Bridle Trails (8).................... Kirkland, WA         92    73,448 1986       1997       97%
Evergreen Heights.................... Kirkland, WA        200   188,340 1990       1997       95%
Laurels at Mill Creek................ Mill Creek, WA      164   134,360 1981       1996       95%
Anchor Village (3)................... Mukilteo, WA        301   245,928 1981       1997       94%
Castle Creek......................... Newcastle, WA       216   191,935 1997       1997       96%
Brighton Ridge....................... Renton, WA          264   201,300 1986       1996       95%
Fountain Court (8)................... Seattle, WA         320   207,037 2000       2000       90%
Linden Square........................ Seattle, WA         183   142,271 1994       2000       94%
Maple Leaf (8)....................... Seattle, WA          48    35,584 1986       1997       98%
Spring Lake (8)...................... Seattle, WA          69    42,325 1986       1997       99%
Wharfside Pointe..................... Seattle, WA         142   119,290 1990       1994       92%
Meadows at Cascade Park.............. Vancouver, WA       198   199,377 1989       1997       94%
Village at Cascade Park.............. Vancouver, WA       192   178,144 1989       1997       93%
Portland, Oregon Metropolitan Area
Andover Park (13).................... Beaverton, OR       240   227,804 1992       2001       91%
Jackson School Village (8)........... Hillsboro, OR       200   196,896 1996       1996       92%
Landmark............................. Hillsboro, OR       285   282,934 1990       1996       94%
Hunt Club (13)....................... Lake Oswego, OR     256   198,056 1985       2000       92%
                                                        ----- ---------                       ---
                                                        5,444 4,680,845                       94%

                                                                    Rentable
                                                                     Square   Year       Year
Multifamily Residential Properties(1)  Location             Units   Footage   Built    Acquired Occupancy(2)
-------------------------------------  --------             ------ ---------- -----    -------- ------------
Southern California
Barkley Apartments(14)(15)............ Anaheim, CA             161    139,835 1984       2000       97%
Vista Pointe(16)...................... Anaheim, CA             286    242,410 1968       1985       97%
Camarillo Oaks(8)..................... Camarillo, CA           564    459,072 1985       1996       94%
Marbrisas Apartments(13).............. Chula Vista, CA         500    540,116 1991       2001       94%
Casa Mango(4)......................... Del Mar, CA              96     88,112 1981       1997       98%
Valley Park(3)........................ Fountain Valley, CA     160    169,788 1969       2001       93%
Capri at Sunny Hills(3)............... Fullerton, CA           100    128,100 1961       2001       97%
Wilshire Promenade.................... Fullerton, CA           128    108,470 1992       1997       95%
Montejo(3)............................ Garden Grove, CA        124    103,280 1974       2001       93%
Hampton Court (Columbus)(8)........... Glendale, CA             83     71,573 1974(17)   1999       93%
Hampton Place (Loraine)(8)............ Glendale, CA            132    141,591 1970(18)   1999       92%
Huntington Breakers(8)................ Huntington Beach, CA    342    241,763 1984       1997       92%
Hillsborough Park..................... La Habra, CA            235    215,510 1999       1999       96%
Rosebeach(13)......................... La Mirada, CA           174    172,202 1970       2000       98%
Trabuco Villas........................ Lake Forest, CA         132    131,032 1985       1997       96%
Pathways.............................. Long Beach, CA          296    197,720 1975       1991       99%
Bunker Hill(8)........................ Los Angeles, CA         456    346,672 1968       1998       95%
City Heights(16)...................... Los Angeles, CA         687    424,170 1968       2000       93%
Cochran Apartments.................... Los Angeles, CA          58     51,468 1989       1998       97%
Kings Road............................ Los Angeles, CA         196    132,112 1979       1997       97%
Park Place............................ Los Angeles, CA          60     48,000 1988       1997       97%
Windsor Court......................... Los Angeles, CA          58     46,600 1988       1997       97%
Mirabella............................. Marina Del Rey, CA      188    176,860 2000       2000       95%
Hillcrest Park (Mirabella)............ Newbury Park, CA        608    521,968 1973(19)   1998       92%
Coronado at Newport North(20)......... Newport Beach, CA       732    459,677 1968(21)   1999       92%(6)
Coronado at Newport South(20)......... Newport Beach, CA       715    498,716 1968       1999       96%
Fairways(8)(22)....................... Newport Beach, CA        74    107,160 1972       1999       94%
Foxborough (Woodland Apartments)(13).. Orange, CA               90    108,000 1969(23)   2000       86%(6)
Mariners Place........................ Oxnard, CA              105     77,254 1987       2000       98%
Tierra Vista(4)....................... Oxnard, CA              404    387,144 2001       2001       96%(24)
Monterey Villas (Village Apartments).. Oxnard, CA              122    122,120 1974(25)   1997       83%(6)
Monterra del Mar (Windsor Terrace).... Pasadena, CA            123     74,475 1972(26)   1999       94%
Monterra del Rey (Glenbrook).......... Pasadena, CA             84     73,101 1972(27)   1999       86%(6)
Monterra del Sol (Euclid)............. Pasadena, CA             85     69,295 1972(28)   1999       93%
Villa Angelina(3)..................... Placentia, CA           256    217,600 1970       2001       94%
Crest, The(13)........................ Pomona, CA              501    498,036 1986       2000       91%
Highridge(3).......................... Rancho Palos, CA        255    290,250 1972       1997       94%
Bluffs II, The(29).................... San Diego, CA           224    126,744 1974       1997       97%
Riverfront(4)......................... San Diego, CA           229    231,006 1990       1997       98%
Hearthstone(3)........................ Santa Ana, CA           140    154,820 1970       2001       93%
Tree House(3)......................... Santa Ana, CA           164    135,762 1970       2001       95%
Meadowood(8).......................... Simi Valley, CA         320    264,568 1986       1996       94%
Tara Village.......................... Tarzana, CA             168    173,600 1972       1997       97%
El Encanto(13)........................ Tustin, CA              116     92,760 1969(30)   2000       94%
The Lofts at Pinehurst (Villa Scandia) Ventura, CA             118     71,160 1971       1997       98%
Avondale at Warner Center............. Woodland Hills, CA      446    331,072 1970       1999       94%
                                                            ------ ----------                       ---
                                                            11,295  9,462,744                       94%
                                                            ====== ==========                       ---
        Total/Weighted Average                              20,762 17,503,706                       95%
                                                            ====== ==========                       ===

                                                 Number  Rentable
                                                   of     Square  Year    Year
Office Buildings (1)          Location           Tenants Footage  Built Acquired Occupancy (2)
--------------------          --------           ------- -------- ----- -------- -------------
925 East Meadow Drive........ Palo Alto, CA         1     17,404  1988    1997       100%
22110-22120 Clarendon Street. Woodland Hills, CA   11     38,940  1982    2001        91%
                                                   --     ------                     ----
    Total Office Buildings                         12     56,344                      94%
                                                   ==     ======                     ====

--------
 (1) Unless otherwise specified, the Company has a 100% ownership interest in each Property.
 (2) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 2001; for the Office Buildings, occupancy rates are based on Physical Occupancy as of December 31, 2001.
 (3) The Company holds a 1% special limited partner interest in the partnerships, which own these multifamily properties. These investments were made under arrangements whereby EMC became the 1% sole general partner interest and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.
 (4) The Company has a 20.0% ownership this property.
 (5) The Company completed a $2.7 million redevelopment on this property in 2001.
 (6) Financial Occupancy includes the impact of units that were not occupied due to redevelopment activity at this property.
 (7) The Company completed an approximately $4.5 million redevelopment on this property in 1998.
 (8) This Property is owned by a single asset limited partnership in which the Company has a minimum 99.0% limited partnership interest.
 (9) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(10) The Company is in the process of performing a $3.2 million redevelopment on this property.
(11) The Company completed construction of 114 units of the property's 462 total units in 2000.
(12) The Company has as approximate 45% limited partnership interest in this property.
(13) The Company has a 21.4% interest in this property owned by the Fund.
(14) The Company has a 30% special limited partnership interest in this property, which own these multifamily properties. These investments were made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.
(15) The property is subject to a ground lease, which, unless extended, will expire in 2082.
(16) The Company owns the land of this property and has entered into a leasehold interest for which it receives a monthly payment for the 34-year term of the lease. The Company may be required to sell its interest in the property anytime following the seventh anniversary of the date that the leasehold was created.
(17) The Company completed an approximate $1.6 million redevelopment on this property in 2000.
(18) The Company completed an approximate $2.3 million redevelopment on this property in 2000.
(19) The Company completed an $11.0 million redevelopment on this property in 2001.
(20) The Company has an approximate 49.9% ownership interest in this property.
(21) The Company completed a $13.6 million redevelopment on this property in 2001.
(22) This property is subject to a ground lease, which, unless extended, will expire in 2027.
(23) The Company completed a $1.7 million redevelopment on this property in 2001.
(24) Financial occupancy on development properties that have reached stabilization is computed from the date of stabilization through December 31, 2001.
(25) The Company is in the process of performing a $3.2 million redevelopment on this property.
(26) The Company completed a $1.9 million redevelopment on this property in 2000.
(27) The Company completed a $1.9 million redevelopment on this property in 2001.
(28) The Company is in the process of performing a $1.7 million redevelopment on this property.
(29) The Company has an 85.0% limited partnership interest in this property.
(30) The Company is in the process of performing a $3.3 million redevelopment on this property.

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

   During the fourth quarter of 2001, no matters were submitted to a vote of security holders.

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

Market Information

   The Company's common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

                       Quarter Ended                    High   Low   Close
                       -------------                   ------ ------ ------
     December 31, 2001................................ $51.05 $45.50 $49.41
     September 30, 2001............................... $54.67 $47.00 $49.10
     June 30, 2001.................................... $50.97 $42.28 $49.55
     March 31, 2001................................... $55.94 $46.96 $48.05

     December 31, 2000................................ $57.75 $50.50 $54.75
     September 30, 2000............................... $56.50 $42.00 $55.38
     June 30, 2000.................................... $44.00 $36.00 $42.02
     March 31, 2000................................... $36.31 $32.56 $36.00

   The closing price as of March 25, 2002 was $53.65.

Holders

   The approximate number of holders of record of the shares of the Company's common stock was 175 as of March 25, 2002. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

Return of Capital

   Under provisions of the Internal Revenue Code of 1986, as amended, the portion of cash dividend that exceeds earnings and profits is a return of capital. The return of capital is generated due to the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits. The status of the cash dividends distributed for the years ended December 31, 2001, 2000 and 1999 for tax purposes is as follows:

                                                    2001    2000    1999
                                                   ------  ------  ------
      Taxable portion............................. 100.00% 100.00% 100.00%
      Return of capital...........................     --      --      --
                                                   ------  ------  ------
                                                   100.00% 100.00% 100.00%
                                                   ======  ======  ======

Dividends and Distributions

   Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. From inception, the Company has paid the following dividends per share of common stock:

   Quarter Ended  1994    1995    1996    1997    1998    1999   2000   2001
   ------------- ------- ------- ------- ------- ------- ------ ------ ------
        3/31....     N/A $0.4175 $0.4250 $0.4350 $0.4500 $.5000 $.5500 $.7000
        6/30.... $0.0800 $0.4175 $0.4250 $0.4350 $0.5000 $.5500 $.6100 $.7000
        9/30.... $0.4175 $0.4250 $0.4350 $0.4500 $0.5000 $.5500 $.6100 $.7000
       12/31.... $0.4175 $0.4250 $0.4350 $0.4500 $0.5000 $.5500 $.6100 $.7000

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

Dividend Reinvestment and Share Purchase Plan

   The Company has adopted a dividend reinvestment and share purchase plan designed to provide holders of Common Stock with a convenient and economical means to reinvest all or a portion of their cash dividends in shares of Common Stock and to acquire additional shares of Common Stock through voluntary purchases. Computershare, LLC, which serves as the Company's transfer agent, administers the dividend reinvestment and share purchase plan. For a copy of the plan, contact Computershare, LLC at (310) 360-5354.

Stockholder Rights Plan

   In 1998, the Company adopted a stockholder rights plan that is designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment. The rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company's stockholders.

   On October 13, 1998, the Board declared a one for one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.0001 per share, of the Company, at a price of $99.13 per one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of November 11, 1998, as amended between the Company and Computershare, LLC as Rights Agent.

Unregistered Sales of Securities

   On March 22, 2001, in connection with the acquisition of The Carlyle Apartments in April 2000, Essex issued 158,202 Operating Partnership units convertible into Common Stock at the option of the holder. This was the final payment and was based on an amount that provides Essex with a targeted yield on the property. Total consideration paid for the property was $26.5 million. This private placement of Units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

Transfer Agent

   Effective as of February 28, 2002, the Company's shareholder accounts are serviced by a new transfer agent, Computershare, LLC.

Item 6.  Selected Financial Data

   The following tables set forth summary financial and operating information for the Company from January 1, 1997 through December 31, 2001.

                                                                          As of December 31,
                                                        ------------------------------------------------------
                                                           2001        2000        1999       1998      1997
                                                        ----------  ----------  ----------  --------  --------
                                                           (Dollars in thousands, except per share amounts)
OPERATING DATA:
Revenues
   Rental.............................................. $  177,954  $  162,959  $  137,262  $119,397  $ 79,936
   Other property income...............................      5,528       4,812       3,165     2,645     1,464
   Interest and other income...........................     22,152      10,969       5,618     3,217     3,169
                                                        ----------  ----------  ----------  --------  --------
       Total revenues..................................    205,634     178,740     146,045   125,259    84,569
                                                        ----------  ----------  ----------  --------  --------
EXPENSES
   Property operating expenses.........................     52,923      46,690      41,706    37,933    25,826
   Depreciation and amortization.......................     36,295      30,765      26,150    21,948    13,992
   Amortization of deferred financing costs............        657         639         566       718       509
   General and administrative..........................      7,498       6,062       4,263     3,765     2,413
   Other expenses......................................         --          --          --       930       138
   Interest............................................     39,105      30,384      21,268    19,374    12,659
                                                        ----------  ----------  ----------  --------  --------
       Total expenses..................................    136,478     114,540      93,953    84,668    55,537
                                                        ----------  ----------  ----------  --------  --------
   Income before gain on sales, minority interests and
     extraordinary item................................     69,156      64,200      52,092    40,591    29,032
   Gain on sales of real estate........................      3,788       4,022       9,524         9     5,114
   Minority interests..................................    (24,399)    (23,750)    (17,838)   (9,554)   (4,469)
   Extraordinary item--loss on early extinguishment of
     debt..............................................         --        (119)       (214)   (4,718)     (361)
                                                        ----------  ----------  ----------  --------  --------
Net income............................................. $   48,545  $   44,353  $   43,564  $ 26,328  $ 29,316
                                                        ==========  ==========  ==========  ========  ========
Net income per share--diluted.......................... $     2.59  $     2.37  $     2.36  $   1.36  $   1.92
                                                        ==========  ==========  ==========  ========  ========
   Weighted average common stock outstanding--diluted
     (in thousands)....................................     18,768      18,658      18,491    16,809    15,285
Cash dividend per common share......................... $     2.80  $     2.38  $     2.15  $   1.95  $   1.77

                                                                          As of December 31,
                                                        ------------------------------------------------------
                                                           2001        2000        1999       1998      1997
                                                        ----------  ----------  ----------  --------  --------
BALANCE SHEET DATA:
   Investment in real estate (before accumulated
     depreciation)..................................... $1,175,200  $1,156,408  $  929,076  $889,964  $730,987
   Net investment in real estate.......................  1,018,931   1,036,909     832,471   812,175   702,716
   Real estate under development.......................     93,256      38,231     120,414    53,213    20,234
   Total assets........................................  1,329,458   1,281,849   1,062,313   931,796   738,835
   Total property indebtedness.........................    638,660     595,535     384,108   361,515   276,597
   Stockholders' equity................................    386,599     391,675     387,693   389,800   398,915

                                                                          As of December 31,
                                                        ------------------------------------------------------
                                                           2001        2000        1999       1998      1997
                                                        ----------  ----------  ----------  --------  --------
OTHER DATA:
Interest coverage ratio(1).............................        3.7x        4.2x        4.7x      4.3x      4.4x
Gross operating margin(2)..............................         71%         72%         70%       68%       68%
Average same property monthly rental rate per apartment
  unit(3)(4)........................................... $    1,153  $    1,039  $      950  $    944  $    852
Average same property monthly operating expenses per
  apartment unit(3)(5)................................. $      293  $      271  $      259  $    256  $    257
Total multifamily units (at end of period).............     20,762      18,673      15,106    12,267    10,700
Multifamily residential property occupancy rate(6).....         95%         97%         96%       96%       96%
Total properties (at end of period)....................         94          87          72        63        59

--------
(1) Interest coverage ratio represents earnings before minority interest, expense, taxes, depreciation and amortization ("EBITDA") divided by interest expense.

(2) Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization divided by rental revenues and other property income.

(3) Same property apartment units are those units in properties that the Company has consolidated for the entire two years ended as of the end of the period set forth. The number of same property apartment units in such properties may vary at each year end. Percentage changes in averages per unit do not correspond to total same property revenues and expense percent changes which are discussed in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is based on the consolidated financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") as of and for the years ended December 31, 2001, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

   Substantially all the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2001, 2000, and 1999 owned an approximate 89.0%, 89.6% and 89.7% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (a "REIT") for federal income tax purposes.

   Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectation as to the timing of completion of current development projects, expectation as to the total projected costs of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2002, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P., the anticipated performance of existing properties, and statements regarding the Company's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that the Essex Apartment Value Fund will fail to perform as anticipated, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2001, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies and Estimates

   In response to the SEC's Release Number 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company identifies the following critical accounting areas that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The related accounting policies are included here and in the notes to the consolidated financial statements.

   The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties and its investments in and advances to joint ventures and affiliates. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances.

   Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over estimated useful lives ranging from 3 to 30 years using the straight-line method. Development costs include acquisition, direct and indirect construction costs, interest and real estate taxes incurred during the construction period, and certain operating expenses prior to property stabilization. Maintenance and repair expenses that do not add to the value or prolong the useful life of the property are expensed as incurred. Asset replacements and improvements are capitalized and depreciated over their estimated useful lives.

   The Company assesses the carrying value of its real estate investments by monitoring performance compared to budget for operating properties and joint ventures, and by monitoring contract performance for properties under development. Local market knowledge and data is used to assess carrying values of properties and the market value of acquisition opportunities. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Adverse changes in market conditions or poor operating results of real estate investments could result in impairment charges. When the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property. Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.

   With respect to investments in and advances to joint ventures and affiliates, the Company looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties. An impairment charge or investment valuation charge is recorded if the carrying value of the investment exceeds its fair value.

   The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

General Background

   The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 95% of its property revenues for the years ended December 31, 2001, 2000, and 1999. The Company's properties ("the Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy level of the Company's portfolio has exceeded 95% for the last five years.

   Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Company and will be, subject to specific exceptions, the Company's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks.

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

   Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 76 multifamily residential properties, its headquarters building and its Southern California office building, of which 14 are located in Northern California, 42 are located in Southern California, 15 are located in the Seattle Metropolitan Area and 5 are located in the Portland Metropolitan Area. In total, these acquisitions consist of 16,451 units with total capitalized acquisition costs of approximately $1,254.3 million. Additionally, since its IPO, the Company has developed and has ownership interests in 9 multifamily development properties that have reached stabilized operations. These development properties consist of 1,944 units with total capitalized development costs of $236.8 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, eight multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $118.7 million resulting in a net realized gain of approximately $25.8 million.

   The Company is developing five multifamily residential communities, with an aggregate of 1,274 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $221.2 million. As of December 31, 2001, the Company's remaining commitment to fund these projects is approximately
$113.4 million.

Results of Operations

  Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

   Average financial occupancy rates of the Company's multifamily "Same Store Properties" (properties consolidated by the Company for each of the years ended December 31, 2001 and 2000) decreased to 95.1% for the year ended December 31, 2001 from 96.8% for the year ended December 31, 2000. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

   The regional breakdown of financial occupancy for the Same Store Properties for the years ended December 31, 2001 and 2000 are as follows:

                                                  December 31, December 31,
                                                      2001         2000
                                                  ------------ ------------
     Northern California.........................     95.4%        98.0%
     Southern California.........................     95.1%        96.2%
     Pacific Northwest...........................     94.5%        95.9%

   Total Revenues increased by $26,894,000 or 15.0% to $205,634,000 in 2001 from $178,740,000 in 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                                    Years Ended
                                                                   December 31,
                                                      Number of  ----------------- Dollar  Percentage
                                                      Properties   2001     2000   Change    Change
                                                      ---------- -------- -------- ------- ----------
                                                                  (dollars in thousands)
Revenues
   Property revenues
   Same Store Properties
       Northern California...........................     14     $ 56,646 $ 52,814 $ 3,832     7.3%
       Southern California...........................     15       43,338   41,095   2,243     5.5
       Pacific Northwest.............................     19       35,743   35,122     621     1.8
                                                          --     -------- -------- -------   -----
          Total property revenues
            Same Store Properties....................     48      135,727  129,031   6,696     5.2
                                                          ==
   Property revenues properties acquired/disposed of
     subsequent to January 1, 2000(1)................              47,755   38,740   9,015    23.3
                                                                 -------- -------- -------   -----
          Total property revenues....................             183,482  167,771  15,711     9.4
                                                                 -------- -------- -------   -----
Interest and other income............................              22,152   10,969  11,183   102.0
                                                                 -------- -------- -------   -----
          Total revenues.............................            $205,634 $178,740 $26,894    15.0%
                                                                 ======== ======== =======   =====

--------
(1) Also includes two office buildings, redevelopment communities and development communities.

   As set forth in the above table, $9,015,000 of the $26,894,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 2000, the two office buildings, redevelopment communities and development communities. During this period, the Company acquired interests in 20 properties and achieved stabilized operations at six development communities, (the "Acquisition Properties"), and disposed of three retail shopping centers and one commercial property (the "Disposition Properties").

   Of the increase in total revenues, $6,696,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 5.2% to $135,727,000 in 2001 from $129,031,000 in 2000. A significant portion of this increase was attributable to the 14 multifamily Same Store Properties located in Northern California; the property revenues of these properties increased by $3,832,000 or 7.3% to $56,646,000 in 2001 from $52,814,000 in 2000. This $3,832,000 increase is primarily attributable to rental rate increases, which were offset by a decrease in average financial occupancy to 95.4% in 2001 from 98.0% in 2000. The 15 multifamily Same Store Properties located in Southern California accounted for the next largest contribution to the Same Store Properties revenues increased. The property revenues of these properties increased by $2,243,000 or 5.5 % to $43,338,000 in 2001 from $41,095,000 in 2000. This
$2,243,000 increase is primarily attributable to rental rate increases, which were offset by a decrease in average financial occupancy to 95.1% in 2001 from 96.2% in 2000. The 19 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to the Same Store Properties revenues increase. The property revenues of these properties increased by $621,000 or 1.8% to $35,743,000 in 2001 from $35,122,000 in 2000. This $621,000 increase is attributable to rental rate increases, which were offset by a decrease in financial occupancy to 94.5% in 2001 from 95.9% in 2000.

   The increase in total revenue also reflected an increase of $11,183,000 attributable to interest and other income, which primarily relates to income and fees earned on the Company's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

   Total expenses increased by $21,938,000 or approximately 19.2% to $136,478,000 in 2001 from $114,540,000 in 2000. The most significant factor contributing to this increase was the growth in the Company's multifamily portfolio from 83 properties (18,673 units) at January 1, 2001 to 92 properties (20,762 units) at December 31, 2001. Interest expense increased by $8,721,000 or 28.7% to $39,105,000 in 2001 from $30,384,000 in 2000. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property acquisitions and investments, which was offset by an increase in the capitalization of interest charges on the Company's development and redevelopment communities of $1,011,000 or approximately 34.8% to $3,917,000 from $2,906,000 in 2000. Property operating expenses, exclusive of depreciation and amortization, increased by $6,233,000 or 13.3% to $52,923,000 in 2001 from $46,690,000 in 2000. Of such increase, $4,624,000 is attributable to properties acquired or disposed of subsequent to January 1, 2000, and the balance is attributable to an increase in operating expenses for the Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 28.8% for 2001 and 27.8% for 2000. Depreciation and amortization increased by $5,530,000 or approximately 18.0% to $36,295,000 in 2001 from $30,765,000 in 2000, primarily due to the acquisition of assets. General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $1,436,000 in 2001 from the amount incurred in 2000. This increase is largely due to additional staffing requirements resulting from the growth of the Company. General and administrative expenses as a percentage of total revenues were 3.6 % for 2001 and 3.4% for 2000.

   Minority interests increased by $649,000 or 2.7% to $24,399,000 in 2001 from $23,750,000 in 2000. This is primarily due to the increase in net income of the Company.

   Net income increased by $4,192,000 to $48,545,000 in 2001 from $44,353,000 in 2000. Net income for 2001 included a gain on sales of real estate of $3,788,000 as compared with $4,022,000 in 2000. Net operating income of the Acquisition Properties and the increase in net operating income from the Same Store Properties represent the largest contributions to the increase in net income.

  Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

   Average financial occupancy rates of the Company's multifamily "2000/1999 Same Store Properties" (properties consolidated by the Company for each of the years ended December 31, 2000 and 1999) increased to 96.8% for the year ended December 31, 2000 from 96.0% for the year ended December 31, 1999. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents. The regional breakdown of financial occupancy for the 2000/1999 Same Store Properties for the years ended December 31, 2000 and 1999 are as follows:

                                                  December 31, December 31,
                                                      2000         1999
                                                  ------------ ------------
     Northern California.........................     98.2%        96.6%
     Southern California.........................     96.3%        96.8%
     Pacific Northwest...........................     95.9%        94.7%

   Total Revenues increased by $32,695,000 or 22.4% to $178,740,000 in 2000 from $146,045,000 in 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 2000/1999 Same Store Properties.

                                                                    Years Ended
                                                                   December 31,
                                                      Number of  ----------------- Dollar  Percentage
                                                      Properties   2000     1999   Change    Change
                                                      ---------- -------- -------- ------- ----------
                                                                  (dollars in thousands)
Revenues
   Property revenues
   Same Store Properties
       Northern California...........................     12     $ 45,408 $ 39,705 $ 5,703    14.3%
       Southern California...........................     13       38,306   35,821   2,485     6.9
       Pacific Northwest.............................     19       35,122   33,315   1,807     5.4
                                                          --     -------- -------- -------    ----
          Total property revenues
            Same Store Properties....................     44      118,836  108,841   9,995     9.2
                                                          ==
   Property revenues properties acquired/disposed of
     subsequent to January 1, 1999(1)................              48,935   31,586  17,349    54.9
                                                                 -------- -------- -------    ----
          Total property revenues....................             167,771  140,427  27,344    19.5
                                                                 -------- -------- -------    ----
Interest and other income............................              10,969    5,618   5,351    95.3
                                                                 -------- -------- -------    ----
          Total revenues.............................            $178,740 $146,045 $32,695    22.4%
                                                                 ======== ======== =======    ====

--------
(1) Also includes one commercial property, redevelopment communities and development communities.

   As set forth in the above table, $17,349,000 of the $32,695,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1999, the commercial property, redevelopment communities and development communities. During this period, the Company acquired interests in 12 properties, (the "2000/1999 Acquisition Properties"), and disposed of one multifamily property and six retail shopping centers, (the "2000/1999 Disposition Properties").

   Of the increase in total revenues, $9,995,000 is attributable to increases in property revenues from the 2000/1999 Same Store Properties. Property revenues from the 2000/1999 Same Store Properties increased by approximately 9.2% to $118,836,000 in 2000 from $108,841,000 in 1999. The majority of this increase was attributable to the 12 multifamily 2000/1999 Same Store Properties located in Northern California, the property revenues of which increased by $5,703,000 or 14.3% to $45,408,000 in 2000 from $39,705,000 in 1999. This
$5,703,000 increase is primarily attributable to rental rate increases, and an increase in average financial occupancy to 98.2% in 2000 from 96.6% in 1999. The 13 multifamily 2000/1999 Same Store Properties located in Southern California accounted for the next largest contribution to this Same Store Property revenues increase. The property revenues of these properties increased by $2,485,000 or 6.9% to $38,306,000 in 2000 from $35,821,000 in 1999. This
$2,485,000 increase is primarily attributable to rental rate increases, which were offset in part by a decrease in average financial occupancy to 96.3% in 2000 from 96.8% in 1999. The 19 multifamily 2000/1999 Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to this 2000/1999 Same Store Property revenues increase. The property revenues of these properties increased by $1,807,000 or 5.4% to $35,122,000 in 2000 from $33,315,000 in 1999. This $1,807,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 95.9% in 2000 from 94.7% in 1999.

   The increase in total revenue also reflected an increase of $5,351,000 attributable to interest and other income, which primarily relates to income and fees earned on the Company's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

   Total expenses increased by $20,587,000 or 21.9% to $114,540,000 in 2000 from $93,953,000 in 1999. The most significant factor contributing to this increase was the growth in the Company's multifamily portfolio from 68 properties (15,106 units) at January 1, 2000 to 83 properties (18,673 units) at December 31, 2000. Interest expense increased by $9,116,000 or 42.9% to $30,384,000 in 2000 from $21,268,000 in 1999. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property and investment acquisitions and a decrease in the capitalization of interest charges on the Company's development and redevelopment communities of $2,266,000 or approximately 43.8% to $2,906,000 from $5,172,000 in 1999.
Property operating expenses, exclusive of depreciation and amortization, increased by $4,984,000 or 12.0% to $46,690,000 in 2000 from $41,706,000 in
1999. Of such increase, $5,066,000 is attributable to properties acquired or disposed of subsequent to January 1, 1999, which was offset by a decrease in operating expenses for the 2000/1999 Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 27.8% for 2000 and 29.7% for 1999. Depreciation and amortization increased by $4,615,000 or approximately 17.6% to $30,765,000 in 2000 from $26,150,000 in 1999 primarily due to the acquisitions of assets. General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $1,799,000 in 2000 from the 1999 amount. This increase is largely due to additional staffing requirements resulting from the growth of the Company. General and administrative expenses as a percentage of total revenues were 3.4% for 2000 and 2.9% for 1999.

   Minority interests increased by $5,912,000 or 33.1% to $23,750,000 in 2000 from $17,838,000 in 1999. This is primarily due to an issuance of perpetual preferred units in 1999.

   Net income increased by $789,000 to $44,353,000 in 2000 from $43,564,000 in
1999. Net income for 2000 also included a gain on sales of real estate of $4,022,000 as compared with $9,524,000 in 1999. The net effect of this item was offset by the net operating income of the 2000/1999 Acquisition Properties and an increase in net operating income from the 2000/1999 Same Store Properties.

Liquidity and Capital Resources Including Non-consolidated Investments

   At December 31, 2001, the Company had $6,440,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

   The Company has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate, which uses a tiered rate structure tied to the Company's corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.15% during 2001 and 2000. At December 31, 2001 the Company had $44,459,000 outstanding on this line of credit. A second line of credit in the amount of $30,000,000 matures in August 2002, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At December 31, 2001 the Company had $30,000,000 outstanding on this line of credit. At December 31, 2001, these lines of credit bore interest rates of approximately 3.0%.

   In addition, the Fund, the investment fund managed by the Company, has an unsecured line of credit for an aggregate amount of $50 million. This line matures in June 2002, but may be extended at the Fund's option to September 2002. The line bears interest at LIBOR plus 0.875%. As of December 31 2001, the line had an outstanding balance of $46.2 million.

   In addition to the Company's unsecured lines of credit, the Company had $564,201,000 of secured indebtedness at December 31, 2001. Such indebtedness consisted of $505,381,000 in fixed rate debt with interest rates varying from 6.6% to 8.8% and maturity dates ranging from 2002 to 2026. The indebtedness also includes $58,820,000 of tax-exempt variable rate demand bonds with interest rates paid during 2001 ranging from approximately 4.0% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

   The Company's unrestricted cash balance decreased $160,000 from $6,600,000 as of December 31, 2000 to $6,440,000 as of December 31, 2001. The Company generated $98,871,000 in cash from operating activities, used $63,808,000 of cash in investing activities and used $35,223,000 of cash from financing activities. Of the $63,808,000 net cash used in investing activities, $22,168,000 was used to purchase and upgrade rental properties, $52,969,000 was used to fund real estate under development and $44,267,000 was issued as notes receivable from investees and other related party notes and other receivables; these expenditures were offset by $58,141,000 in repayment of notes from investees, other related parties and other receivables and $5,018,000 of proceeds received from the disposition of rental properties. The $35,223,000 net cash used in financing activities was primarily a result of $252,153,000 of proceeds from mortgages and other notes payable as offset by $215,172,000 of repayments of mortgages and other notes payable and lines of credit, and $49,987,000 of dividends/distributions paid.

   Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. For the year ended December 31, 2001, non-revenue generating capital expenditures totaled approximately $342 per weighted average occupancy unit. The Company expects to incur approximately $350 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2002. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties' renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2002 and/or the funding thereof will not be significantly different than the Company's current expectations.

   The Company is currently developing five multifamily residential projects, with an aggregate of 1,274 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risk that Development Activities Will be Delayed or Not Completed" in
Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2001. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $221,200,000. As of December 31, 2001, the Company's remaining commitment to these development projects is approximately $113,400,000. The Company expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

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

   Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Company and will be, subject to specific exceptions, the Company's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks. The Fund will provide funds related to certain new acquisitions and development transactions.

   During the year, the Company's Board of Directors has authorized the Operating Partnership to purchase from time to time shares of the Company's Common Stock, in an amount up to $50 million, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of any repurchase will depend on the market price and other market conditions and factors. Essex will use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. Such repurchased shares may be reissued in connection with the conversion of such partnership units, the exercise of stock options or other business transactions. This Program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, the Operating Partnership acquired 100,700 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for the shares was $47.88. The amount paid for the shares are reflected as a reduction of the common stock and additional-paid-in-capital in the Company's consolidated balance sheets for the year ended December 31, 2001.

   The Company invests in joint ventures, which generally involve single multifamily property acquisitions. The Company accounts for these investments under the equity or consolidation methods of accounting based on the control it exercises through its ownership interests in these affiliates. Under the equity method of accounting, the investment is carried at cost of acquisition, plus the Company's share in undistributed earnings or losses since acquisition. The individual assets, liabilities, revenues and expenses of the joint venture are not recorded in the Company's consolidated financial statements.

   At December 31, 2001 and 2000, the Company did not have any other relationship with unconsolidated entities or financial partnership, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

   Included in the Company's investments accounted for under the equity method investments are limited partnership interests in 17 partnerships (Down REIT entities), which collectively own ten multifamily properties, comprised of 1,831 units. These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special minority interest limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of redemption shares. At December 31, 2001, the maximum number of shares that could be required to meet redemption of these Down REIT entities is 1,511,533. The net income reported by the Company under the equity method of accounting by these down REIT entities is the net income of these down REIT entities as reduced by the distributions to the other limited partners.

   Total investments accounted for under the equity method of accounting are summarized as follows:

Investments--December 31, 2001       Company's                           Total Debt
------------------------------       Carrying    Total   -------------------------------------------  Down  Value of  Company's
                                       Book    Estimated                        Interest    Maturity  REIT    Down     Equity
                                       Value   Value(1)   Amount     Type         Rate        Date   Units  REIT Unit   Value
(In thousands)                       --------- --------- -------- ---------- -------------- -------- ------ --------- ---------
Down REIT's
 Highridge, Rancho Palos Verde, CA..                     $ 12,075   Fixed             7.63%  Jun-07
 Anchor Village, Mukilteo, WA.......                       10,750 Var.-bonds          5.50%  Dec-27
 Barkley Apartments, Anahiem, CA....                        5,406   Fixed             6.63%  Feb-09
 Brookside Oaks, Sunnyvale, CA......                       15,186   Fixed             7.90%  Oct-10
 Capri at Sunny Hills, Fullerton,
   CA...............................                        8,000    Var.    Bank ref.+0.8%  Oct-02
 Hearthstone, Santa Ana, CA.........                       10,168   Fixed       6.86%-7.25%  Jun-08
 Montejo, Garden Grove, CA..........                        6,255   Fixed             6.98%  Feb-11
 Treehouse, Santa Ana,CA............                        8,422   Fixed             6.98%  Feb-11
 Valley Park, Fountain Valley, CA...                       10,669   Fixed             6.98%  Feb-11
 Villa Angelina, Placentia, CA......                       14,428   Fixed             6.98%  Feb-11               (2)       (3)
                                                         --------
                                      $16,610  $192,425   101,360                                     1,511  $74,659   $16,406
                                               ========                                              ======  =======

                                                                                                     Value
                                                                                                       of     Essex
                                                                                                     Equity Ownership
                                                                                                     ------ ---------
Joint Ventures
 Essex Apartment Value Fund, L.P.
   Andover Park, Beaverton, OR......                       12,505   Fixed             6.60%  Oct-11
   Marbrisas, Chula Vista, CA.......                       39,889   Fixed             7.99%  Jul-05
   Vista Del Rey (El Encanto),
    Tustin, CA......................                        8,048   Fixed             6.95%  Feb-11
   Rosebeach, La Mirada, CA.........                        8,490   Fixed             7.09%  Feb-11
   Hunt Club, Lake Oswego, CA.......                       11,770   Fixed             7.05%  Feb-11
   The Crest, Pomona, CA............                       36,056   Fixed             7.99%  Jul-05
   Foxborough (Woodland), Orange,
    CA..............................                        4,956   Fixed             7.84%  Jul-09
    Line of credit..................                       46,200    Var.       LIBOR+.875%  Jun-02
                                                         --------
                                       17,119  $207,127   167,914                                    39,213    31.8%    12,466
                                               ========
AEW
 Casa Mango, San Diego, CA..........                        7,155   Fixed             7.35%  Feb-09
 Riverfront, San Diego, CA..........                       19,434   Fixed             7.35%  Feb-09
 The Pointe at Cupertino,
   Cupertino, CA....................                            0
 Tierra Vista, Oxnard, CA...........                       39,750    Var.      LIBOR+1.795%  Feb-03
                                                         --------
                                       10,729  $125,266    66,339                                    58,927    20.0%    11,785
                                               ========
Newport Beach
 Coronado at Newport--North, CA.....                       34,137    Var.         LIBOR+225  Nov-02
 Coronado at Newport--South, CA(4)..
                                                           37,556    Var.         LIBOR+225  Nov-02
                                                         --------
                                       31,214  $139,682    71,693                                    67,989    49.9%    33,927
                                               ========
Other Joint Ventures
 Park Hill Apartments, Issaquah, WA.    5,754  $ 34,888    22,500   Fixed             6.90%  Aug-29  12,388    45.0%     5,575
                                               ========
Other...............................   14,034                                                                           14,034
                                      -------  --------  --------                                                      -------
                                      $95,460  $699,388  $429,806                                                      $94,189
                                      =======  ========  ========                                                      =======

--------
(1) Value derived based on estimated 2002 net operating income at capitalization rates ranging from 7.75% to 8.00% on stabilized multifamily properties. Other properties, either in development, redevelopment or acquired less than 12 months ago are valued at cost. The Company's carrying value includes advances and other transaction costs which will be repaid or recovered from refinancings, operations or dispositions.
(2) Based on assumed conversion of Down REIT limited partner units into Company's shares at share price $49.41 at December 31, 2001.
(3) Estimate value attributed to Company's interest after limited partners interest and debt.
(4) Rehab not yet started.

Potential Factors Affecting Future Operating Results

   Many factors affect the Company's actual financial performance and may cause the Company's future results to be different from past performance or trends. These factors include:

  Economic Environment

   Both the national economy and the economies of the western states in which the Company owns, manages and develops properties have been and continue to be in a recession. This has resulted in reduced occupancy rates, and flattening and reductions in market rental rates.

   The Company's property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Company operates. Although the Company believes it is well positioned to meet the challenges ahead, it is possible that further reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and market value of the Company's shares. Prolonged recession could also affect the Company's ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable disposition prices.

Interest Rate Fluctuations

   The Company monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent historic levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Company's variable interest rate debt (see Item 7A and Note 7 and 8 to consolidated financial statements). The effect of prolonged interest rate increases could negatively impact the Company's ability to make acquisitions and develop properties at economic returns on investment and the Company's ability to refinance existing borrowings at acceptable rates.

Inflations

   Inflationary increases would likely have a negative effect on property operating results and such increases may be at a greater rate of increases than property rental rates in a period of recession. The Company believes it effectively manages its property and other expenses but understands that a return to higher annual rates of inflation would result in increases to operating expense.

Funds from Operations

   Industry analysts generally consider Funds from Operations ("Funds from Operations") an appropriate measure of performance of an equity REIT. Generally, Funds from Operations adjusts the net income of equity REITS for non-cash charges such as depreciation and amortization of rental properties, gains/ losses on sales of real estate and extraordinary items. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth the Company's calculation of Funds from Operations for 2001, 2000 and 1999.

                                               For the year                 For the quarter ended
                                                  ended      --------------------------------------------------
                                                 12/31/01     12/31/01      9/30/01      6/30/01      3/31/01
                                               ------------  -----------  -----------  -----------  -----------
Income before gain on sale of real estate,
 minority interests and extraordinary item.... $ 69,156,000  $17,148,000  $17,551,000  $17,537,000  $16,920,000
Adjustments:
   Depreciation and amortization..............   36,295,000    9,345,000    9,197,000    8,927,000    8,826,000
   Adjustments for unconsolidated joint
    ventures..................................    5,341,000    1,694,000    1,209,000    1,201,000    1,237,000
Minority interests(1).........................  (18,515,000)  (4,700,000)  (4,608,000)  (4,602,000)  (4,605,000)
                                               ------------  -----------  -----------  -----------  -----------
Funds from Operations......................... $ 92,277,000  $23,487,000  $23,349,000  $23,063,000  $22,378,000
                                               ============  ===========  ===========  ===========  ===========
Weighted average number of shares
 outstanding diluted(1).......................   21,004,707   21,026,883   21,093,631   21,034,366   20,922,186
                                               ============  ===========  ===========  ===========  ===========

                                               For the year                 For the quarter ended
                                                  ended      --------------------------------------------------
                                                 12/31/00     12/31/00      9/30/00      6/30/00      3/31/00
                                               ------------  -----------  -----------  -----------  -----------
Income before gain on sale of real estate,
 minority interests and extraordinary item.... $ 64,200,000  $17,114,000  $15,946,000  $16,218,000  $14,922,000
Adjustments:
   Depreciation and amortization..............   30,765,000    8,459,000    8,689,000    6,950,000    6,667,000
   Adjustments for unconsolidated joint
    ventures..................................    4,541,000    1,246,000    1,232,000    1,054,000    1,009,000
Minority interests(1).........................  (18,731,000)  (4,625,000)  (4,602,000)  (4,778,000)  (4,726,000)
                                               ------------  -----------  -----------  -----------  -----------
Funds from operations......................... $ 80,775,000  $22,194,000  $21,265,000  $19,444,000  $17,872,000
                                               ============  ===========  ===========  ===========  ===========
Weighted average number of shares
 outstanding diluted(1).......................   20,732,148   20,951,690   20,891,729   20,708,639   20,578,898
                                               ============  ===========  ===========  ===========  ===========

                                               For the year                 For the quarter ended
                                                  ended      --------------------------------------------------
                                                 12/31/99     12/31/99      9/30/99      6/30/99      3/31/99
                                               ------------  -----------  -----------  -----------  -----------
Income before gain on sale of real estate,
 minority interests and extraordinary item.... $ 52,092,000  $14,641,000  $13,426,000  $12,335,000  $11,690,000
Adjustments:
   Depreciation and amortization..............   26,150,000    6,774,000    7,084,000    6,247,000    6,045,000
   Adjustments for unconsolidated joint
    ventures..................................    1,790,000      691,000      366,000      366,000      367,000
Minority interests(1).........................  (13,061,000)  (4,685,000)  (3,616,000)  (2,397,000)  (2,363,000)
                                               ------------  -----------  -----------  -----------  -----------
Funds from Operations......................... $ 66,971,000  $17,421,000  $17,260,000  $16,551,000  $15,739,000
                                               ============  ===========  ===========  ===========  ===========
Weighted average number of shares
 outstanding diluted(1).......................   20,513,398   20,554,096   20,573,866   20,476,092   20,496,718
                                               ============  ===========  ===========  ===========  ===========

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

   The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company believes that the principal amounts of the Company's mortgage notes payable and line of credit approximate fair value as of December 31, 2001 as interest rates are consistent with yields currently available to the Company for similar instruments.

                                             For the Year Ended December 31
                              ------------------------------------------------------------
                               2002     2003   2004    2005    2006   Thereafter   Total
(In thousands)                -------  ------  -----  ------  ------  ----------  --------
Fixed rate debt.............. $12,422  21,853  4,021  36,077  15,121   415,887    $505,381
Average interest rate........     7.3%    6.9%   6.9%    7.1%    7.0%      7.0%
Variable rate LIBOR debt..... $74,459      --     --      --      --    58,820(1) $133,279
Average interest rate........     3.5%     --     --      --      --       5.1%

--------
(1) Capped at interest rates ranging from 7.1% to 7.3%

Item 8.  Financial Statements and Supplemental Data

   The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 2002.

Item 11.  Executive Compensation

   The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 2002.

Item 13.  Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 2002.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (A) Financial Statements and Report of KPMG LLP, independent auditors

                                                                           Page
                                                                           ----
(1) Consolidated Financial Statements

   Independent Auditors' Report...........................................  F-1

   Balance Sheets:

     As of December 31, 2001 and December 31, 2000........................  F-2

   Statements of Operations:

     For the years ended December 31, 2001, 2000 and 1999.................  F-3

   Statements of Stockholders' Equity:

     For the years ended December 31, 2001, 2000 and 1999.................  F-4

   Statements of Cash Flows:

     For the years ended December 31, 2001, 2000 and 1999.................  F-5

   Notes to Consolidated Financial Statements.............................  F-6

(2) Financial Statement Schedule: Real Estate and Accumulated Depreciation

     Essex Property Trust, Inc. for the year ended December 31, 2001...... F-26

   (B) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 2001.

   (C) Exhibits

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

      Consolidated Financial Statements and Financial Statement Schedule

                          December 31, 2001 and 2000

                  (With Independent Auditors' Report Thereon)

                         Independent Auditors' Report

The Board of Directors
Essex Property Trust, Inc.:

   We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation as of December 31, 2001. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Property Trust, Inc. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
San Francisco, California
February 5, 2002, except as to the second paragraph of
Note (3)(b) for which the date is February 15, 2002

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 2001 and 2000
               (Dollars in thousands, except per share amounts)

                                                                2001        2000
-                                                            ----------  ----------
                          ASSETS
                          ------
Real estate:
   Rental properties:
       Land and land improvements........................... $  291,913  $  289,796
       Buildings and improvements...........................    883,287     866,612
                                                             ----------  ----------
                                                              1,175,200   1,156,408
   Less accumulated depreciation............................   (156,269)   (119,499)
                                                              1,018,931   1,036,909
   Investments..............................................     95,460      65,703
   Real estate under development............................     93,256      38,231
                                                             ----------  ----------
                                                              1,207,647   1,140,843
Cash and cash equivalents--unrestricted.....................      6,440       6,600
Cash and cash equivalents--restricted cash..................     17,163      18,965
Notes receivable from investees and other related parties...     56,014      77,081
Notes and other receivables.................................     29,771      24,062
Prepaid expenses and other assets...........................      6,699       7,654
Deferred charges, net.......................................      5,724       6,644
                                                             ----------  ----------
          Total assets...................................... $1,329,458  $1,281,849
                                                             ==========  ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Mortgage notes payable...................................... $  564,201  $  502,066
Lines of credit.............................................     74,459      93,469
Accounts payable and accrued liabilities....................     29,577      30,430
Dividends payable...........................................     16,559      14,538
Other liabilities...........................................      6,583       6,539
Deferred gain...............................................         --       5,002
                                                             ----------  ----------
          Total liabilities.................................    691,379     652,044
Minority interests..........................................    251,480     238,130
Stockholders' equity:
   Common stock; $0.0001 par value, 656,682,178 and
     656,682,178 shares authorized; 18,428,295 and
     18,417,013 shares issued and outstanding...............          2           2
   Cumulative redeemable preferred stock; $0.0001 par
     value, no shares issued and outstanding................         --          --
       7.875% Series B, 2,000,000 shares authorized.........         --          --
       9.125% Series C, 500,000 shares authorized...........         --          --
       9.30% Series D, 2,000,000 shares authorized..........         --          --
       9.25% Series E, 2,200,000 shares authorized..........         --          --
   Excess stock; $0.0001 par value; 330,000,000 shares
     authorized; no shares issued or outstanding............         --          --
   Additional paid-in capital...............................    426,517     428,433
   Distributions in excess of accumulated earnings..........    (39,920)    (36,760)
                                                             ----------  ----------
          Total stockholders' equity........................    386,599     391,675
                                                             ----------  ----------
Commitments and contingencies

          Total liabilities and stockholders' equity........ $1,329,458  $1,281,849
                                                             ==========  ==========

         See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended December 31, 2001, 2000 and 1999
               (Dollars in thousands, except per share amounts)

                                                    2001         2000         1999
                                                 -----------  -----------  -----------
Revenues:
   Rental....................................... $   177,954  $   162,959  $   137,262
   Other property...............................       5,528        4,812        3,165
                                                 -----------  -----------  -----------
      Total property revenues...................     183,482      167,771      140,427
   Interest and other...........................      22,152       10,969        5,618
                                                 -----------  -----------  -----------
      Total revenues............................     205,634      178,740      146,045
                                                 -----------  -----------  -----------
Expenses:
   Property operating expenses:
     Maintenance and repairs....................      12,578       10,074        9,222
     Real estate taxes..........................      12,283       11,338       10,271
     Utilities..................................       8,787        8,387        8,532
     Administrative.............................      15,254       13,695       10,582
     Advertising................................       2,870        2,211        2,187
     Insurance..................................       1,151          985          912
     Depreciation and amortization..............      36,295       30,765       26,150
                                                 -----------  -----------  -----------
      Total property operating expenses.........      89,218       77,455       67,856
   Interest.....................................      39,105       30,384       21,268
   Amortization of deferred financing costs.....         657          639          566
   General and administrative...................       7,498        6,062        4,263
                                                 -----------  -----------  -----------
      Total expenses............................     136,478      114,540       93,953
                                                 -----------  -----------  -----------
      Income before gain on the sales of
        real estate, minority interests and
        extraordinary item......................      69,156       64,200       52,092
Gain on the sales of real estate................       3,788        4,022        9,524
                                                 -----------  -----------  -----------
      Income before minority interests and
        extraordinary item......................      72,944       68,222       61,616
Minority interests..............................     (24,399)     (23,750)     (17,838)
                                                 -----------  -----------  -----------
      Income before extraordinary item..........      48,545       44,472       43,778
Extraordinary loss on early extinguishment
 of debt........................................          --         (119)        (214)
                                                 -----------  -----------  -----------
      Net income................................      48,545       44,353       43,564
Preferred stock dividends.......................          --         (246)      (1,333)
                                                 -----------  -----------  -----------
      Net income available to common
        stockholders............................ $    48,545  $    44,107  $    42,231
                                                 ===========  ===========  ===========
Per share data:
   Basic:
     Income before extraordinary item
      available to common stockholders.......... $      2.63  $      2.43  $      2.42
     Extraordinary item--debt extinguishment....          --        (0.01)       (0.01)
                                                 -----------  -----------  -----------
      Net income................................ $      2.63  $      2.42  $      2.41
                                                 ===========  ===========  ===========
   Weighted average number of shares
     outstanding during the year................  18,451,935   18,233,752   17,521,185
                                                 ===========  ===========  ===========
   Diluted:
     Income before extraordinary item
      available to common stockholders.......... $      2.59  $      2.38  $      2.37
     Extraordinary item--debt extinguishment....          --        (0.01)       (0.01)
                                                 ===========  ===========  ===========
      Net income................................ $      2.59  $      2.37  $      2.36
                                                 ===========  ===========  ===========
     Weighted average number of shares
      outstanding during the year...............  18,768,216   18,657,636   18,491,242
                                                 ===========  ===========  ===========

         See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2001, 2000 and 1999
                       (Dollars and shares in thousands)

                                    Convertible                             Distributions
                                  preferred stock  Common stock  Additional in excess of
                                  --------------  --------------  paid-in    accumulated
                                  Shares   Amount Shares  Amount  capital     earnings     Total
                                  ------   ------ ------  ------ ---------- ------------- --------
Balances, December 31, 1998......  1,600    $  1  16,641   $ 2    $431,278    $(41,481)   $389,800
Shares issued from conversion of
  convertible preferred stock.... (1,415)     --   1,618    --          --          --          --
Shares purchased by Operating
  Partnership....................     --      --    (262)   --      (7,119)         --      (7,119)
Net proceeds from options
  exercised......................     --      --      53    --         930          --         930
Net income.......................     --      --      --    --          --      43,564      43,564
Dividends declared...............     --      --      --    --          --     (39,482)    (39,482)
                                  ------    ----  ------   ---    --------    --------    --------
Balances, December 31, 1999......    185       1  18,050     2     425,089     (37,399)    387,693
Shares issued from conversion of
  convertible preferred stock....   (185)     (1)    211    --          --          --          (1)
Net proceeds from options
  exercised......................     --      --     156    --       3,344          --       3,344
Net income.......................     --      --      --    --          --      44,353      44,353
Dividends declared...............     --      --      --    --          --     (43,714)    (43,714)
                                  ------    ----  ------   ---    --------    --------    --------
Balances, December 31, 2000......     --      --  18,417     2     428,433     (36,760)    391,675
Shares purchased by Operating
  Partnership....................     --      --    (101)   --      (4,822)         --      (4,822)
Net proceeds from options
  exercised......................     --      --     112    --       2,906          --       2,906
Net income.......................     --      --      --    --          --      48,545      48,545
Dividends declared...............     --      --      --    --          --     (51,705)    (51,705)
                                  ------    ----  ------   ---    --------    --------    --------
Balances, December 31, 2001......     --    $ --  18,428   $ 2    $426,517    $(39,920)   $386,599
                                  ======    ====  ======   ===    ========    ========    ========


         See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2001, 2000 and 1999
                            (Dollars in thousands)

                                                             2001           2000           1999
                                                           ---------      ---------      ---------
Cash flows from operating activities:
   Net income............................................. $  48,545      $  44,353      $  43,564
   Minority interests.....................................    24,399         23,750         17,838
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Gain on the sales of real estate.....................    (3,788)        (4,022)        (9,524)
     Equity in income of limited partnerships.............    (3,854)        (1,333)        (1,389)
     Loss on early extinguishment of debt.................        --            119            214
     Depreciation and amortization........................    36,295         30,765         26,150
     Amortization of deferred financing costs.............       657            639            566
     Changes in operating assets and liabilities:
        Other receivables.................................        --           (944)           621
        Prepaid expenses and other assets.................       955         (4,159)          (393)
        Accounts payable and accrued liabilities..........    (4,382)         2,051          5,626
        Other liabilities.................................        44            945            293
                                                           ---------      ---------      ---------
           Net cash provided by operating
             activities...................................    98,871         92,164         83,566
                                                           ---------      ---------      ---------
Cash flows from investing activities:
   Additions to rental properties.........................   (22,168)       (73,929)       (88,305)
   Dispositions of rental properties......................        --         31,302         63,421
   Contribution of real estate to corporate
    investee..............................................    21,005             --             --
   Decrease/(increase) in restricted cash.................     1,802         (1,749)        (1,684)
   Additions to notes receivable from investees,
    other related parties and other receivables...........   (42,766)       (87,517)        (6,084)
   Repayments of notes from investees, other
    related parties and...................................
   other receivables......................................    56,640          3,514         16,504
   Net contribution to investments in
    corporations and limited partnerships.................   (25,352)        (9,609)       (30,025)
   Additions to real estate under development.............   (52,969)       (43,612)       (74,608)
                                                           ---------      ---------      ---------
           Net cash used in investing activities..........   (63,808)      (181,600)      (120,781)
                                                           ---------      ---------      ---------
Cash flows from financing activities:
   Proceeds from mortgage and other notes payable
    and lines of credit...................................   252,153        351,194        241,150
   Repayment of mortgage and other notes payable
    and lines of credit...................................  (215,172)      (203,004)      (229,771)
   Additions to deferred charges..........................       (43)        (1,680)        (1,253)
   Net proceeds from preferred unit sales.................        --             --        102,340
   Payment of offering related costs......................        --             --            (93)
   Net proceeds from stock options exercised and
    shares issued and through dividend
    reinvestment plan.....................................     2,906          3,344            930
   Shares purchased by Operating Partnership..............    (4,822)            --         (7,119)
   Redemption of Operating Partnership units..............    (2,650)          (555)        (2,100)
   Contribution from minority interest partners...........     6,660             --             --
   Distributions to minority interest partners............   (24,268)       (23,187)       (18,435)
   Dividends paid.........................................   (49,987)       (42,424)       (38,634)
                                                           ---------      ---------      ---------
           Net cash used in financing activities..........   (35,223)        83,688         47,015
                                                           ---------      ---------      ---------
Net (decrease) increase in cash and cash
 equivalents..............................................      (160)        (5,748)         9,800
Cash and cash equivalents at beginning of year............     6,600         12,348          2,548
                                                           ---------      ---------      ---------
Cash and cash equivalents at end of year.................. $   6,440      $   6,600      $  12,348
                                                           =========      =========      =========
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $3,917, $2,906
    and $5,172 capitalized in 2001, 2000 and
    1999, respectively.................................... $  34,895      $  25,528      $  15,860
                                                           =========      =========      =========
Supplemental disclosure of noncash investing and
 financing activities:
   Real estate under development transferred to
    rental properties..................................... $      --      $ 120,183      $  21,700
                                                           =========      =========      =========
   Mortgage notes payable assumed in connection
    with the purchase of real estate...................... $   6,144      $  63,209      $  15,800
                                                           =========      =========      =========
   Issuance of Operating Partnership units in
    connection with the purchase of real estate........... $  10,381      $   2,365      $   7,469
                                                           =========      =========      =========
   Consolidation of previously unconsolidated
    investment............................................ $   8,087      $   2,771      $  32,452
                                                           =========      =========      =========
   Exchange of real estate under development for
    notes receivable...................................... $      --      $   5,613      $      --
                                                           =========      =========      =========
   Exchange of notes receivable for investment............ $   8,347      $   9,540      $      --
                                                           =========      =========      =========
   Exchange of investment for note receivable
    from investee......................................... $   1,929      $      --      $      --
                                                           =========      =========      =========
   Contribution of real estate in exchange for
    notes receivable and investments...................... $  22,463      $      --      $      --
                                                           =========      =========      =========

         See accompanying notes to consolidated financial statements.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)

(1)  Organization and Basis of Presentation

   The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (the Company), which include the accounts of the Company and Essex Portfolio, L.P. (the Operating Partnership, which holds the operating assets of the Company). The Company was incorporated in the state of Maryland in March 1994. On June 13, 1994, the Company commenced operations with the completion of an initial public offering (the Offering) in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112,070 were used to acquire a 77.2% general partnership interest in the Operating Partnership.

   The Company has an 89.0% general partner interest and the limited partners own a 11.0% interest in the Operating Partnership as of December 31, 2001. The limited partners may convert their 2,286,082 units of interests into an equivalent number of shares of common stock or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

   The Company operates and has ownership interests in 92 multifamily properties (containing 20,762 units) and two office buildings (with approximately 56,300 square feet) (collectively, the Properties). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange, and San Diego counties), and the Pacific Northwest (Seattle, Washington, and Portland, Oregon metropolitan areas).

   All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Summary of Significant Accounting Policies

  (a)  Critical Accounting Policies and Estimates

   In response to the SEC's Release Number 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company identifies the following critical accounting areas that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The related accounting policies are included in this and other notes to the consolidated financial statements and, as appropriate, in Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties and its investments in and advances to joint ventures and affiliates. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


  (b)  Real Estate Rental Properties

   Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over estimated useful lives ranging from 3 to 30 years using the straight-line method. Development costs include acquisition, direct and indirect construction costs, interest and real estate taxes incurred during the construction period, and certain operating expenses prior to property stabilization.

   Maintenance and repair expenses that do not add to the value or prolong the useful life of the property are expensed as incurred. Asset replacements and improvements are capitalized and depreciated over their estimated useful lives.

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

   When the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property. Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.

  (c)  Investments and Joint Ventures

   The Company consolidates or accounts for its investments in joint ventures and affiliates under the equity method of accounting based on the percentage of ownership and control it exercises through its ownership interests in those entities. Under the equity method of accounting, the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition.

  (d)  Revenues and Gains on Sale of Real Estate

   Rental revenue is reported on the accrual basis of accounting.

   Rental revenues of the Company include revenues received from its wholly and majority-owned apartment properties, which are rented under short-term leases (generally, lease terms of 6 to 12 months).

   The Company recognizes gains on sales of real estate when a contract is in place, a closing has taken place, the buyer's investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property.

  (e)  Income Taxes

   Generally in any year in which the Company qualifies as a real estate investment trust (REIT) under the Internal Revenue Code (the Code), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 2001, as the

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)

Company believes it qualifies under the code as a REIT and has made distributions during the periods in excess of its taxable income.

   Cash dividends distributed for the years ended December 31, 2001, 2000, and 1999 are classified for tax purposes as follows:

                                                            2001 2000 1999
                                                            ---- ---- ----
     Taxable portion....................................... 100% 100% 100%
     Return of capital.....................................  --   --   --
                                                            ---  ---  ---
                                                            100% 100% 100%
                                                            ===  ===  ===

  (f)  Interest Rate Protection, Swap, and Forward Contracts

   The Company has from time to time used interest rate protection, swap and forward contracts to manage its interest rate exposure on current or identified future debt transactions. Prior to January 1, 2001, amounts paid in connection with such contracts were capitalized and amortized over the term of the contract or related debt. If the original contract was terminated, the gain or loss on termination was deferred and amortized over the remaining term of the contract. If the related debt was repaid, the unamortized portion of the deferred amount was charged to income or the contract was marked to market, as appropriate.

   The Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. Under the SFAS 133 derivative instruments are required to be included in the balance sheet at fair value. The changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it has been designated and qualifies as a part of a hedging relationship. If the hedged exposure is a cash flow exposure, changes in fair value of the effective portion of the gain or loss on the derivative instrument are reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the ineffective portion of the gain or loss are reported in earnings immediately.

  (g)  Deferred Charges

   Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

  (h)  Interest

   The Company capitalized $3,917, $2,906, and $5,172 of interest related to the development of real estate during 2001, 2000, and 1999, respectively.

  (i)  Stock-based Compensation

   Stock-based compensation is accounted for under Accounting Principles Board Opinion 25 and related Interpretations with disclosures specified in Financial Accounting Standards Board Statement No. 123.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


  (j)  Cash Equivalents and Restricted Cash

   Highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents. Restricted cash relates to reserve requirements in connection with the Company's tax exempt variable rate bond financings and a guarantee the Company has made on a first mortgage loan held by one of its joint venture partnerships.

  (k)  Accounting Pronouncements

   In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 eliminates the requirement to amortize goodwill and intangible assets with indefinite useful lives, but instead requires testing of these assets for impairment at least annually. Statement 142 also requires that intangible with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company does not expect the adoption of Statements 141 and 142 to have a material effect on the financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. The Company will adopt SFAS No. 144 effective January 1, 2002. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

(3)  Real Estate

  (a)  Rental Properties

   Rental properties consist of multifamily properties with a net book value of $1,009,556 and office buildings with a net book value of $9,375.

   As of December 31, 2001, Moanalua Hillside Apartments, a property purchased by the Company's taxable REIT subsidiary, Essex Fidelity I Corp (EFC) (an entity accounted for as an investment on the equity method of accounting) is considered held for sale. The property was purchased in June 2001 for a contract price of $42,200. The property is located in Honolulu, Hawaii, which is not within the Company's geographic focus and the Company is actively involved in reselling this property to various unrelated third parties. In the opinion of management, the amount realized will be equal or greater than the carrying value. In accordance with the FAS 121, no depreciation has been recorded on this property during the year ended December 31, 2001.

   The properties are located in California, Washington, and Oregon. The operations of the properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

   For the years ended December 31, 2001, 2000, and 1999, gain on the sales of real estate was $3,788, $4,022, and $9,524, respectively. The Company utilized Internal Revenue Code section 1031 to defer the majority of the taxable gains resulting from these sales.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


   For the years ended December 31, 2001, 2000, and 1999, depreciation expense on real estate was $36,295, $30,765, and $26,150, respectively.

  (b)  Investments

   The Company has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate multifamily rental properties.

   Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Company and will be, subject to specific exceptions, the Company's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. As of the year end, the Fund has total capital commitments of $157 million. On February 15, 2002 the Fund completed its equity raising effort with a total of $250 million in capital commitments. The Fund is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks.

   The current portfolio of stabilized properties of the Fund is set forth below:

                                                     Loan
                                                    Amount    Fixed     Loan
                                                     ($ in   Interest Maturity
 Property Name                  Location     Units millions)   Rate     Date
 -------------               --------------- ----- --------- -------- --------
 Rosebeach Apartments....... LaMirada, CA      174  $  8.5     7.09%   Feb-11
 Foxborough Homes........... Orange, CA         90     5.0     7.84%   Jul-09
 Vista del Rey.............. Tustin, CA        116     8.0     6.95%   Feb-11
 The Crest at Phillips Ranch Pomona, CA        501    36.1     7.99%   Jul-05
 Andover Park Apartments.... Beaverton, OR     240    12.5     6.66%   Oct-11
 Hunt Club.................. Lake Oswego, OR   256    11.8     7.05%   Feb-11
 Marbrisas.................. Chula Vista, CA   500    39.9     7.99%   Jul-05
                                             -----  ------
        Total...............                 1,877  $121.8
                                             =====  ======

   In December 2001, the Fund obtained an unsecured line of credit for an aggregate amount of $50 million. The line matures in June 2002 but may be extended at the Fund's option to September 2002. The line bears interest at LIBOR plus 0.875%. As of December 31, 2001, the line had an outstanding balance of $46.2 million.

   In addition to distributions with respect to its pro-rata share of the Fund's Limited Partnership Interest invested capital, VFGP (1) will receive special priority distributions from the Fund in the annual amount of 1% of the Fund's unreformed third party capital, payable quarterly for managing the Fund's operations, and (2) may receive over the life of the Fund incentive distributions up to 20% of the cumulative net profits on the Fund's investments, if the Fund exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the Limited Partner's total capital contributions. VFGP will also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to the Fund's investments. VFGP will not receive transaction fees, such as acquisition, disposition, and financing or similar fees, in connection with the operation of the Fund.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


   Subject to specific exceptions, the Fund will generally be the Company's exclusive investment vehicle for new investments until the earlier of (i) the date at least 90% of the Fund's aggregate capital commitments have been invested or committed or reserved for investments or (ii) December 31, 2003. The exceptions are: (1) properties acquired to complete transactions intended to qualify for non-recognition under Section 1031 of the Internal Revenue Code,
(2) transactions involving properties with 75 units or less, (3) transactions which require equity securities of the Company, including convertible or exchangeable securities, with a value of at least $750,000, (4) follow-on investments and re-building of properties which have been destroyed or damaged,
(5) land leases with remaining terms of less than 35 years; and (6) other transactions which are prohibited from being consummated on behalf of the Fund due to express restrictions or diversification limitations. The Company is not prohibited from utilizing it's development and redevelopment capabilities to improve properties that it currently owns or acquires pursuant to the preceding exceptions.
   In October 1999, the Company entered into two separate joint venture arrangements and through two separate private REITs, Newport Beach North, Inc. and Newport Beach South, Inc., received an approximate 49.9% equity interest in each. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Company is entitled to management and redevelopment fees from the joint ventures and incentive payments based on the financial success of the joint ventures.

   In December 1999, the Company entered into a joint venture arrangement (AEW joint venture) and received an approximate 20% equity interest in the joint venture. The Company contributed its investment in Riverfront Apartments, Casa Mango Apartments, and Westwood Apartments into the joint venture. The Company also contributed land and development rights for a development community, Tierra Vista, located in Oxnard, California. Tierra Vista completed construction and reached stabilized operations in 2001. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Company is entitled to management, redevelopment and development fees from the joint venture and incentive payments based on the financial success of the joint venture.

   The Company holds limited partnership interests in 17 partnerships which collectively own ten multifamily properties, comprised of 1,831 units (Down REIT entities). These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one unit per share basis. Redemption values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements.

   The Company has investments in two taxable REIT subsidiaries, EMC and EFC. The Company has a 99% economic interest in these entities through its ownership of nonvoting preferred stock. Executives of the Company have a 1% economic interest through ownership of 100% of the common stock and for the years ended December 31, 2001, 2000 and 1999 have not received any form of compensation from this ownership interest. These entities were formed for the purpose of acquiring, developing and managing real property and are accounted for on the equity method of accounting. As of December 31, 2001, EFC owns one multifamily property, one property under development and an investment in Internet Realty Partners. The investments were made using proceeds from loans made by the Company. At December 31, 2001, EFC's total assets and equity were $61,049 and $8,926, respectively.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


                                                                  2001    2000
                                                                 ------- -------
Investments in joint ventures:
   Direct and indirect LLC member interests of approximately
     49.9% in Newport Beach North, LLC and Newport Beach South,
     LLC........................................................ $31,214 $31,201
   Limited partnership interest of 30.8% and general partner
     interest of 1% in Essex Apartment Value Fund, L.P.(1)......  17,119      --
   Limited partnership interest of 20% in AEW joint ventures....  10,729  10,585
   Class A Member interest of 45% in Park Hill LLC..............   5,754   5,753
   Limited partnership interests of 49% in Parker Ranch.........      --   6,000
   Preferred limited partnership interests in Mountain Vista
     Apartments.................................................   4,004   9,540
   Limited partnership interest of 46% in Mt. Sutro Terrace
     Associates, L.P............................................      --   2,048
   Limited partnership interests of 1% to 30% in Down REIT
     entities...................................................  16,610  (1,926)
                                                                 ------- -------
                                                                  85,430  63,201
       Total equity method investments..........................
   Other investments............................................  10,030   2,502
                                                                 ------- -------
       Total investments........................................ $95,460 $65,703
                                                                 ======= =======

--------
(1) Subsequent to the year end, the Fund completed its equity raising effort, which will reduce its limited partnership interest to 20.4%.

   The combined summarized financial information of investments, which are accounted for under the equity method, are as follows:

                                                            December 31,
                                                          -----------------
                                                            2001     2000
                                                          -------- --------
     Balance sheets:
        Real estate and real estate under development.... $682,310 $376,261
        Other assets.....................................   51,182   37,373
                                                          -------- --------
            Total assets................................. $733,492 $413,634
                                                          ======== ========
        Mortgage notes payable........................... $421,556 $179,994
        Other liabilities................................  113,357   29,926
        Partners' equity.................................  198,579  203,714
                                                          -------- --------
            Total liabilities and partners' equity....... $733,492 $413,634
                                                          ======== ========
     Company's share of equity........................... $ 95,460 $ 65,703
                                                          ======== ========

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


                                                             Years ended
                                                            December 31,
                                                           ---------------
                                                            2001    2000
                                                           ------- -------
      Statements of operations:
         Total revenue.................................... $70,414 $39,097
         Total expenses...................................  60,289  34,502
                                                           ------- -------
             Total net income............................. $10,125 $ 4,595
                                                           ======= =======
      Company's share of net income....................... $ 3,854 $ 1,333
                                                           ======= =======

  (c)  Real Estate Under Development

   The Company is developing five multifamily residential communities, with an aggregate of 1,274 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total estimated cost for this projects are approximately $221.2 million. As of December 31, 2001, the remaining development commitment including those held in joint ventures is approximately $113.4 million.

(4)  Notes Receivable from Investees and Other Related Parties

   Notes receivable from joint venture investees and other related party receivables consist of the following as of December 31, 2001 and 2000:

                                                                   2001    2000
                                                                  ------- -------
Notes receivable from joint venture investees:
   Note receivable EFC, secured by Moanalua Hillside Apartment
     bearing interest at 7% due by December 2002................. $34,000 $    --
   Notes receivable from VFGP L.P.s, secured, bearing interest
     at 9%--Prime + 3%, due 2001-2010............................      --  47,840
   Note receivable from Highridge Apartments, secured, bearing
     interest at 9%, due March 2008..............................      --   1,047
   Note receivable from Highridge Apartments, secured, bearing
     interest at 10%, due on demand..............................   2,950   2,950
   Notes receivable from EFC, secured, bearing interest at LIBOR
     + 2.5%, due 2004............................................  13,305   5,613
   Notes receivable from EFC, unsecured, bearing interest at
     7.5%, due 2011..............................................   1,150      --
   Receivable from Down REIT entities, noninterest bearing, due
     on demand...................................................      --   8,281
   Receivable from Newport Beach North LLC and Newport Beach
     South LLC, due on demand....................................     974   1,753
   Receivable from City Heights LP, noninterest bearing, due on
     demand......................................................      --     865

Other related party receivables:
   Loans to officers, bearing interest at 8%, due April 2006.....     633     633
   Other related party receivables, substantially all due on
     demand......................................................   3,002   8,099
                                                                  ------- -------
                                                                  $56,014 $77,081
                                                                  ======= =======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


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

(5)  Notes and Other Receivables

      Notes and other receivables consist of the following as of December 31, 2001 and 2000:

                                                                  2001    2000
                                                                 ------- -------
Note receivable from Derian Ave, LLC, secured, bearing interest at 9.3%, due on demand........................................ $15,000 $15,000
Note receivable from DOIT City Heights Los Angeles L.P.,
  secured, interest payable monthly at 9%, principal due
  December 2007.................................................   2,434   2,415
Note receivable from Derian Ave, LLC, secured, bearing interest
  at 15.0%, due on demand.......................................   1,372     208
Other receivables...............................................  10,965   6,439
                                                                 ------- -------
                                                                 $29,771 $24,062
                                                                 ======= =======

(6)  Related Party Transactions

   The Company provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through EMC. The Company owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of the Company own 100% of EMC's 1,000 shares of common stock. All general and administrative expenses of the Company and EMC are initially borne by the Company, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the Board of Directors. Expenses allocated to EMC for the years ended December 31, 2001, 2000, and 1999 totaled $2,635, $1,247, and $545, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

   The Company's Chairman, George Marcus, is also the Chairman of the Marcus & Millichap Company (M&M), which is a real estate brokerage firm. During the years ended December 31, 2001, 2000, and 1999, the Company paid brokerage commissions totaling $0, $289, and $105 to M&M on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of M&M brokerage commissions on certain transactions in which the Company is a party.

   Interest and other income include interest income of $1,236, $1,863, and $705 for the years ended December 31, 2001, 2000, and 1999, respectively, which was earned principally on the notes receivable from related party partnerships in which the Company owns an ownership interest (Joint Ventures). Interest and other income also include management fee income and investment income earned by the Company from its Joint Ventures in which it has an ownership interest of $11,567, $1,955, and $561 for the years ended December 31, 2001, 2000, and
1999, respectively.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


(7)  Mortgage Notes Payable

   Mortgage notes payable consist of the following as of December 31, 2001 and 2000:

                                                                  2001     2000
                                                                -------- --------
Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging from 6.62% to 8.18%, interest only payments due monthly for periods ranging from
  October 2001 through November 2004, principal and interest payments due monthly thereafter, and maturity dates ranging from October 2008 through October 2010. Under certain
  conditions a portion of these loans can be converted to an unsecured note payable....................................... $240,000 $240,000

Mortgage notes payable, secured by deeds of trust, bearing
  interest at rates ranging from 6.760% to 8.055%, principal and interest payments due monthly, and maturity dates ranging from February 2003 through July 2011.........................  198,140  116,551

Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral
  pledge agreements, payable monthly at a variable rate as
  defined in the Loan Agreement (approximately 3.0% for
  December 2001 and 2000), plus credit enhancement and
  underwriting fees ranging from approximately 1.2 to 1.9%. The bonds are convertible to a fixed rate at the Company's
  option. Among the terms imposed on the properties, which are security for the bonds, is that 20% of the units are subject to tenant income qualification criteria. Principal balances are due in full at various maturity dates from July 2020
  through October 2026. These bonds are subject to interest
  rate protection agreements through August 2003, limiting the interest rate with respect to such bonds to a maximum
  interest rate of 7.1% to 7.3%................................   58,820   58,820

Mortgage notes payable, secured by deeds of trust, bearing
  interest at rates ranging from 7.00% to 8.78%, principal and interest payments due monthly, and maturity dates ranging
  from December 2002 through April 2005. Under certain
  conditions these loans can be converted to unsecured notes
  payable......................................................   42,723   43,436

Multifamily housing mortgage revenue bonds secured by deed of trust on a rental property and guaranteed by a collateral
  pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly, final principal payment of
  $14,800 due January 2026. Among the terms imposed on the
  property, which is security for the bonds, is that 20% of the units are subject to tenant income qualification criteria.
  The interest rate will be repriced in February 2008 at the
  then current tax-exempt bond rate............................   16,493   16,770

Multifamily housing mortgage revenue bonds secured by deed of trust on rental property, bearing interest at 7.69%,
  principal and interest installments due monthly through June
  2018. Among the terms imposed on the property, which is
  security for the bonds, is that 20% of the units are subject
  to tenant income qualifications criteria.....................    8,025    8,265

Construction note payable, secured by deed of trust, bearing interest at a variable rate of LIBOR + 1.75% (approximately
  8.5% for December 2000), interest payments due monthly and
  maturing in May 2001.........................................       --   18,224
                                                                -------- --------
                                                                $564,201 $502,066
                                                                ======== ========

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


   The aggregate scheduled maturities of mortgage notes payable are as follows:

      2002....................................................... $ 12,422
      2003.......................................................   21,853
      2004.......................................................    4,021
      2005.......................................................   36,077
      2006.......................................................   15,121
      Thereafter.................................................  474,707
                                                                  --------
                                                                  $564,201
                                                                  ========

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

   During the years ended December 31, 2001, 2000, and 1999, the Company refinanced various mortgages and incurred a loss on the early extinguishment of debt of $0, $119, and $214 related to the write-off of the unamortized mortgage loan fees and prepayment penalties.

   During transactions through 1999, the Company purchased interest rate cap contracts in order to reduce the risks associated with increases in interest rates on its tax exempt variable rate demand bonds. The Company has the right to receive cash if interest rates increase above a specified level. The purpose of the caps is to hedge the exposure to variability in expected future interest cash flows above a fixed interest rate, and, accordingly, they are accounted for as cash flow hedges under SFAS 133. The Company determines the fair value of the caps and assesses the ineffectiveness of the hedge based on changes in the time value of the caps. As of January 1, 2001, there were no changes in the intrinsic value of the caps since the date the caps were purchased, and the changes in fair value of the caps is attributable entirely to changes in time value. The amortized cost of the cap contracts exceeded their fair value by approximately $450, which resulted in a transition adjustment (charge to earnings) of that amount in the quarter ended March 31, 2001.

(8)  Lines of Credit

   The Company has two outstanding unsecured lines of credit for an aggregate amount $150,000. The first line, in the amount of $120,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Company corporate ratings, if any, and leverage rating, which has been priced at LIBOR + 1.15% during 2001 and 2000. As of December 31, 2001 and 2000, the interest rate was approximately 3.0% and 7.9%, respectively. As of December 31, 2001 and 2000, the Company had $44,459 and $86,469 outstanding on this line of credit, respectively. A second line of credit in the amount of $30,000 matures in September 2002, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered-rate structure currently at LIBOR plus 1.175%. As of December 31, 2001 and 2000, the Company had $30,000 and $7,000 outstanding on this line of credit, respectively. The Company had no outstanding letters of credit as of December 31, 2001. As of December 31, 2001, the 30-day LIBOR rate was approximately 1.9%.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


   The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

(9)  Equity Transactions

   As of December 31, 2001 the Operating Partnership has the following cumulative redeemable preferred units outstanding.

                                                               Liquidation
     Description             Issue Date           Units        Preference
 -------------------- ------------------------- ---------      -----------
 7.875% Series B            February 1998       1,200,000        $60,000
 7.875% Series B             April 1998           400,000        $20,000
 9.125% Series C            November 1998         500,000        $25,000
   9.3% Series D              July 1999         2,000,000        $50,000
  9.25% Series E           September 1999       2,200,000        $55,000

   Dividends on the units are payable quarterly. The holders of the units do not have any voting rights. Holders of the units have the right to exchange their units on or after the tenth anniversary of the Issue Date for shares of the Company's cumulative redeemable preferred stock at identical economic terms. The Company has the right to redeem the units on the fifth anniversary after the issue date. These preferred units are included in minority interests in the accompanying consolidated balance sheet.

   On June 28, 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest (the "Series Z Incentive Units") to eleven senior executives of the Company in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200. Upon certain triggering events, the Series Z Incentive Units will automatically convert into common Operating Partnership units based on a conversion ratio that may increase over time upon satisfaction of specific conditions. The conversion ratio, initially set at zero, will increase by 10% (20% in 2002) on January 1 of each year for each participating executive who remains employed by the Company if the Company has met a specified "funds from operations" per share target for the prior year, up to a maximum conversion ratio of 1.0. In certain change of control situations, the participating executives will also be given the option to convert their units at the then-effective conversion ratio. In addition, the Operating Partnership has the option to redeem Series Z Incentive Units held by any executive whose employment has been terminated for any reason and the obligation to redeem any such units following the death of the holder. In such event, the Operating Partnership will redeem the units for, at its option, either common Operating Partnership units or shares of the Company's common stock based on the then-effective conversion ratio.

   During the year, the Company's Board of Directors has authorized the Operating Partnership to purchase from time to time shares of the Company's Common Stock, in an amount up to $50 million, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of the repurchase will depend on the market price and other market conditions and factors. Essex will use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. Such repurchased shares may be reissued in connection with the conversion of such partnership units, the exercise of stock options or other business transactions. This Program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, the Operating Partnership

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)

acquired 100,700 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for the shares was $47.88. The amount paid for the shares has been reflected as a reduction of the common stock and additional paid-in-capital in the Company's consolidated balance sheets for the year ended December 31, 2001.

   Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000 of debt securities.

(10)  Per Share Data

   Basic income per share before extraordinary items and diluted income per share before extraordinary items are calculated as follows for the years ended December 31:

                                               2001                       2000                       1999
                                     ------------------------- -------------------------- --------------------------
                                             Weighted-   Per            Weighted-   Per            Weighted-   Per
                                              average   share            average   share            average   share
                                     Income   shares    amount Income    shares    amount Income    shares    amount
                                     ------- ---------  ------ -------  ---------  ------ -------  ---------  ------
Income before extraordinary item.... $48,545                   $44,472                    $43,778
Less: dividends on preferred stock..      --                      (246)                    (1,333)
                                     -------                   -------                    -------
Basic:
 Income available to common
   stockholders.....................  48,545  18,452    $2.63   44,226   18,234    $2.43   42,445   17,521    $2.42
                                                        =====                      =====                      =====
Effect of Dilutive Securities:
 Convertible limited
   partnership units................      --     -- (1)             --      -- (1)             --      -- (1)
 Convertible preferred stock........      --      --               246      108             1,333      786
 Stock options(2)...................      --     316                --      315                --      184
                                     -------  ------           -------   ------           -------   ------
Diluted:
 Income available to common
   stockholders plus assumed
   conversions...................... $48,545  18,768    $2.59  $44,472   18,657    $2.38  $43,778   18,491    $2.37
                                     =======  ======    =====  =======   ======    =====  =======   ======    =====

--------
(1) Securities not included because they were anti-dilutive

(2) The following stock options are not included in the diluted earnings per share calculation because the strike price of the option was greater than the average market price of the common shares for the year and, therefore, the effect would be anti-dilutive:

                                      2001           2000           1999
                                 -------------- -------------- --------------
   Number of options............            145             12            295
   Range of exercise prices..... $49.250-54.250 $45.063-54.250 $31.875-34.750

(11)  Stock Option Plans

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

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)

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

   The Company has also reserved 406,500 shares of common stock in connection with the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan. There was no activity in this plan during 2001, 2000, and 1999.

   The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. Under this opinion, no compensation cost has been recognized for its plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net income for the years ended December 31, 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below:

                                                      2001    2000    1999
                                                     ------- ------- -------
   Net income:
      As reported................................... $48,545 $44,353 $43,564
      Pro forma.....................................  47,965  43,857  43,489

   For the years ended December 31, 2001, 2000, and 1999, the effect of determining compensation cost consistent with FASB Statement 123 on basic and diluted earnings per share was not material.

   The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates ranging from 3.54% to 4.96% in 2001, from 5.67% to 6.72% in 2000, and from 5.14% to 6.39% in 1999;
expected lives of 6 years for 2001, 6 years for 2000 and 7 years for 1999; volatility of 18.93% for 2001, 19.26% for 2000 and 21.41% for 1999; and
dividend yield of 5.7% for 2001, 4.3% for 2000 and 6.6% for 1999.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


   A summary of the status of the Company's option plans as of December 31, 2001, 2000, and 1999 and changes during the years ended on those dates is presented below:

                                               2001                2000                1999
                                        ------------------- ------------------- ------------------
                                                  Weighted-           Weighted-          Weighted-
                                                   average             average            average
                                                  exercise            exercise           exercise
                                         Shares     price    Shares     price   Shares     price
                                        --------  --------- --------  --------- -------  ---------
Outstanding at beginning of year.......  885,958   $28.48    954,449   $26.24   909,764   $24.40
Granted................................  162,500    49.88    125,000    40.93   161,550    29.18
Exercised.............................. (111,982)   27.57   (151,591)   22.50   (45,535)   17.38
Forfeited and canceled.................  (17,800)   43.42    (41,900)   36.01   (71,330)   25.40
                                        --------            --------            -------
Outstanding at end of year.............  918,676    32.14    885,958    28.48   954,449    26.24
                                        ========            ========            =======
Options exercisable at year end........  565,672    26.51    560,681    25.06   579,112    23.31
Weighted-average fair value of options
  granted during the year..............        $5.82               $7.57              $3.45

   The following table summarizes information about stock options outstanding as of December 31, 2001:

                          Options outstanding          Options exercisable
   -               ---------------------------------- ----------------------
                      Number     Weighted-               Number
                   outstanding    average   Weighted- exercisable  Weighted-
                      as of      remaining   average     as of      average
      Range of     December 31, contractual exercise  December 31, exercise
   exercise prices     2001        life       price       2001       price
   --------------- ------------ ----------- --------- ------------ ---------
    $16.28-21.70     275,016     2.5 years   $19.48     275,016     $19.48
     21.70-27.13      44,900     7.2 years    26.10       8,900      26.00
     27.13-32.55     142,280     6.5 years    30.27      98,030      30.06
     32.55-37.98     209,280     5.9 years    34.23     152,126      34.23
     37.98-43.40      76,700     8.4 years    39.57      28,700      38.66
     43.40-48.83      29,500     9.3 years    46.66       1,000      45.06
     48.83-54.25     141,000     9.1 years    50.48       1,900      51.86
                     -------                            -------
                     918,676                            565,672
                     =======                            =======

   Through December 31, 2001, the Company has granted 42,586 stock units under the Company's Phantom Stock Unit Agreement to two of the Company's executives. The units vest in installments in accordance with the vesting schedule set forth in the Phantom Stock Unit Agreement such that the units will be fully vested five years from the date of issuance. At that time, the Company expects to issue to the executives the number of shares of common stock equal to the number of units vested, or at the Company's option, an equivalent amount in cash. Dividends are paid by the Company on the vested and unvested portion of shares. For the years ended December 31, 2001, 2000, and 1999, compensation cost was $327, $262, and $184, respectively, related to this plan.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


(12)  Shareholder Rights Plan

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

   Generally, Rights may be redeemed for $0.01 each (in cash, common stock or other consideration the Company deems appropriate) until the tenth day following a public announcement that a 15% or greater position has been acquired of the Company's stock.

(13)  Segment Information

   In accordance with FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located: Northern California, Southern California, and the Pacific Northwest.

   Nonsegment revenues and net operating income included in the following schedule consist of revenue generated from the two commercial properties. Also excluded from segment revenues are interest and other corporate income. Other nonsegment assets include investments, real estate under development, cash, notes receivables, other assets and deferred charges.

   The accounting policies of the segments are the same as those described in note 2. The Company evaluates performance based upon net operating income from the combined properties in each segment.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


   The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 2001, 2000, and 1999:

                                                                           Year ended December 31,
                                                                     ----------------------------------
                                                                        2001        2000        1999
                                                                     ----------  ----------  ----------
Revenues:
   Northern California.............................................. $   65,812  $   57,998  $   48,740
   Southern California..............................................     72,561      68,246      58,371
   Pacific Northwest................................................     45,109      41,527      33,316
                                                                     ----------  ----------  ----------
       Total segment revenues.......................................    183,482     167,771     140,427
Interest and other income...........................................     22,152      10,969       5,618
                                                                     ----------  ----------  ----------
       Total revenues............................................... $  205,634  $  178,740  $  146,045
                                                                     ==========  ==========  ==========
Net operating income:
   Northern California.............................................. $   49,956  $   44,960  $   35,962
   Southern California..............................................     49,713      47,168      40,122
   Pacific Northwest................................................     30,890      28,953      22,284
                                                                     ----------  ----------  ----------
       Total segment net operating income...........................    130,559     121,081      98,368
Nonsegment net operating income.....................................         --          --         353
Interest and other income...........................................     22,152      10,969       5,618
Depreciation and amortization.......................................    (36,295)    (30,765)    (26,150)
Interest............................................................    (39,105)    (30,384)    (21,268)
Amortization of deferred financing costs............................       (657)       (639)       (566)
General and administrative..........................................     (7,498)     (6,062)     (4,263)
                                                                     ----------  ----------  ----------
       Income before gain on the sales of real estate, minority
         interests, and extraordinary item.......................... $   69,156  $   64,200  $   52,092
                                                                     ==========  ==========  ==========
Assets:
   Northern California.............................................. $  302,408  $  289,839  $  222,086
   Southern California..............................................    456,639     478,835     415,374
   Pacific Northwest................................................    259,884     268,235     195,011
                                                                     ----------  ----------  ----------
       Net real estate assets.......................................  1,018,931   1,036,909     832,471
Nonsegment assets...................................................    310,527     244,940     229,842
                                                                     ----------  ----------  ----------
       Total assets................................................. $1,329,458  $1,281,849  $1,062,313
                                                                     ==========  ==========  ==========

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


(14)  Quarterly Results of Operations (Unaudited)

   The following is a summary of quarterly results of operations for 2001 and 2000:

                                                Quarter ended Quarter ended Quarter ended Quarter ended
                                                 December 31  September 30     June 30      March 31
                                                ------------- ------------- ------------- -------------
2001:
Total revenues before gain on the sales of real
  estate.......................................    $52,716       $51,763       $51,045       $50,110
                                                   =======       =======       =======       =======
Gain on the sales of real estate...............    $    --       $ 3,788       $    --       $    --
                                                   =======       =======       =======       =======
       Extraordinary item......................    $    --       $    --       $    --       $    --
                                                   =======       =======       =======       =======
       Net income..............................    $11,070       $14,899       $11,527       $11,049
                                                   =======       =======       =======       =======
Per share data:
 Net income:
   Basic.......................................    $  0.60       $  0.81       $  0.62       $  0.60
                                                   =======       =======       =======       =======
   Diluted.....................................    $  0.59       $  0.79       $  0.61       $  0.59
                                                   =======       =======       =======       =======
 Market price:.................................
   High........................................    $ 51.05       $ 54.67       $ 50.97       $ 55.94
                                                   =======       =======       =======       =======
   Low.........................................    $ 45.50       $ 47.00       $ 42.28       $ 46.96
                                                   =======       =======       =======       =======
   Close.......................................    $ 49.41       $ 49.10       $ 49.55       $ 48.05
                                                   =======       =======       =======       =======
 Dividends declared............................    $  0.70       $  0.70       $  0.70       $  0.70
                                                   =======       =======       =======       =======
2000:
Total revenues before gain on the sales of real
  estate.......................................    $49,434       $47,358       $42,412       $39,536
                                                   =======       =======       =======       =======
Gain on the sales of real estate...............    $    --       $    --       $    --       $ 4,022
                                                   =======       =======       =======       =======
       Extraordinary item......................    $  (119)      $    --       $    --       $    --
                                                   =======       =======       =======       =======
       Net income..............................    $11,081       $10,249       $10,273       $12,750
                                                   =======       =======       =======       =======
Per share data:
 Net income:...................................
   Basic.......................................    $  0.60       $  0.56       $  0.56       $  0.70
                                                   =======       =======       =======       =======
   Diluted.....................................    $  0.59       $  0.54       $  0.55       $  0.69
                                                   =======       =======       =======       =======
 Market price:.................................
   High........................................    $ 57.75       $ 56.50       $ 44.00       $ 36.31
                                                   =======       =======       =======       =======
   Low.........................................    $ 50.50       $ 42.00       $ 36.00       $ 32.56
                                                   =======       =======       =======       =======
   Close.......................................    $ 54.75       $ 55.38       $ 42.02       $ 36.00
                                                   =======       =======       =======       =======
 Dividends declared............................    $  0.61       $  0.61       $  0.61       $  0.55
                                                   =======       =======       =======       =======

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)


(15)  401(k) Plan

   The Company has a 401(k) pension plan (the Plan) for all full-time employees who have completed six months of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches the employee contributions for nonhighly compensated personnel, up to 50% of their contribution to a maximum of $.5 (per individual) per year. Company contributions to the Plan were approximately $116, $98, and $58 for the years ended December 31, 2001, 2000, and 1999.

(16)  Fair Value of Financial Instruments

   Management believes that the carrying amounts of mortgage notes payable, lines of credit, notes and other related party receivables approximate fair value as of December 31, 2001 and 2000, because interest rates, yields and other terms for these instruments are consistent with yields currently available to the Company for similar instruments. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable, other liabilities and dividends payable approximate fair value as of December 31, 2001 and 2000 due to the short-term maturity of these instruments.

(17)  Commitments and Contingencies

   The Company had no outstanding letters of credit relating to financing and development transactions as of December 31, 2001.

   In conjunction with an acquisition of a property by the Company in 2000, the Company has committed to provide a loan of up to $4,400 subject to conditions. The commitment expires no later than February 2003.

   Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Company carries limited insurance coverage for this type of environmental risk. The Company has conducted environmental studies, which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these properties would not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

   The Company is involved in various lawsuits arising out of the ordinary course of business and certain other legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

   In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's common stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions,

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999
             (Dollars in thousands, except for per share amounts)

223,475 shares of the Company's common stock. The agreement terminates in five years at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances, the participants may be required to provide collateral to the securities broker. The Company has guaranteed performance of the participants with respect to any obligations relating to the swap agreement. If the program was terminated effective December 31, 2001, there would have been no collateral requirement and no obligation under the participant performance guarantee. Through January 2002, the directors and management effected an early termination of the agreement with respect to 120,718 shares of the total 223,475 shares, realizing a gain of approximately $15 per share.

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                   Real Estate and Accumulated Depreciation
                               December 31, 2001
                            (Dollars in thousands)

                                                                              Initial cost          Costs
                                                                         ----------------------  capitalized
                                                                                  Buildings and subsequent to
            Property              Units       Location       Encumbrance   Land   improvements   acquisition
--------------------------------- ----- -------------------- ----------- -------- ------------- -------------
Encumbered multifamily properties
 Summerhill Park                   100  Sunnyvale, CA         $          $  2,654   $  4,918       $   642
 Oak Pointe                        390  Sunnyvale, CA                       4,842     19,776         5,443
 Summerhill Commons                184  Newark, CA                          1,608      7,582         1,040
 Pathways                          296  Long Beach, CA                      4,083     16,757         8,137
 Stevenson Place (The Apple)       200  Fremont, CA                           996      5,582         6,143
 Foothill Commons                  360  Bellevue, WA                        2,435      9,821         3,032
 Woodland Commons                  236  Bellevue, WA                        2,040      8,727         1,764
 Palisades                         192  Bellevue, WA                        1,560      6,242         1,825
                                                              --------   --------   --------       -------
                                                               100,000     20,218     79,405        28,026
                                                              --------   --------   --------       -------
 Wharfside Pointe                  142  Seattle, WA                         2,245      7,020         1,010
 Emerald Ridge                     180  Bellevue, WA                        3,449      7,801           956
 Sammamish View                    153  Bellevue, WA                        3,324      7,501           791
                                                              --------   --------   --------       -------
                                                                18,487      9,018     22,322         2,757
                                                              --------   --------   --------       -------
 Brighton Ridge                    264  Renton, WA                          2,623     10,800         1,098
 Landmark                          285  Hillsboro, OR                       3,655     14,200         1,061
 Eastridge                         188  San Ramon, CA                       6,068     13,628           419
                                                              --------   --------   --------       -------
                                                                26,781     12,346     38,628         2,578
                                                              --------   --------   --------       -------
 Fountain Court                    320  Bellevue, WA                        6,702     27,306           352
 Hillcrest Park (Mirabella)        608  Newbury Park, CA                   15,318     40,601         6,974
 Hillsborough Park                 235  La Habra, CA                        6,291     15,455            85
                                                              --------   --------   --------       -------
                                                                80,000     28,311     83,362         7,411
                                                              --------   --------   --------       -------
 The Shores                        462  San Ramon, CA                      12,105     18,252        15,036
 Waterford                         238  San Jose, CA                       11,808     24,500         1,275
                                                              --------   --------   --------       -------
                                                                60,000     23,913     42,752        16,311
                                                              --------   --------   --------       -------
 Bridle Trails                      92  Kirkland, WA             4,098      1,500      5,930           235
 Bunker Hill Towers                456  Los Angeles, CA         17,700     11,498     27,871           606
 Camarillo Oaks                    564  Camarillo, CA           27,445     10,953     25,254         3,919
 Evergreen Heights                 200  Kirkland, WA             8,506      3,566     13,395           672
 Hampton Park (Columbus)            83  Glendale, CA             4,450      2,407      5,672         1,340
 Hampton Place (Lorraine)          132  Glendale, CA             8,245      4,288     11,081         1,177
 Huntington Breakers               342  Huntington Beach, CA    22,930      9,306     22,720         1,458
 Inglenook Court                   224  Bothell, WA              8,300      3,467      7,881         1,609
 Jackson School Village            200  Hillsboro, OR            9,111      2,588     10,452           432
 Maple Leaf                         48  Seattle, WA              2,002        805      3,283            95
 Mariners Palce                    105  Oxnard, CA               4,241      1,555      6,103           282
 Meadowood                         320  Simi Valley, CA         16,493      7,852     18,592         1,220
 Monterra del Rey (Glenbrook)       84  Pasadena, CA             4,375      2,312      4,923         2,071
 Monterra del Sol (Euclid)          85  Pasadena, CA             2,817      2,202      4,794         1,900
 Mt. Sutro                          99  San Francisco, CA        6,119      2,334      8,507           484
 Spring Lake                        69  Seattle, WA              2,193        838      3,399           110
 Stonehedge Village                196  Bothell, WA              8,859      3,167     12,603           690
 The Bluffs                        224  San Diego, CA           13,268      3,405      7,743           336
 The Carlyle                       132  San Jose, CA            16,541      3,954     15,277         8,526
 Treetops                          172  Fremont, CA              9,800      3,520      8,182         1,141
 Wandering Creek                   156  Kent, WA                 5,300      1,285      4,980         1,143
 Wilshire Promenade                128  Fullerton, CA            7,435      3,118      7,385           685
 Wimbledon Woods                   560  Hayward, CA             55,650      9,883     37,670         1,929
 Windsor Ridge                     216  Sunnyvale, CA           13,055      4,017     10,315           835
                                                              --------   --------   --------       -------
                                                               278,933    193,626    550,481        89,978
                                                              --------   --------   --------       -------

                                  Gross amount carried at close of period
                                  ---------------------------------------
                                    Land and      Buildings and           Accumulated    Date of        Date   Depreciable
            Property              improvements    improvements  Total(1)  depreciation construction   acquired   (years)
--------------------------------- ------------    ------------- --------  ------------ ------------   -------- -----------
Encumbered multifamily properties
 Summerhill Park                    $  2,655        $  5,559    $  8,214    $  2,302          1988      9/88      3-40
 Oak Pointe                            4,845          25,216      30,061      13,089          1973     12/88      3-30
 Summerhill Commons                    1,523           8,707      10,230       3,643          1987      7/87      3-40
 Pathways                              6,236          22,741      28,977       7,235          1975      2/91      3-30
 Stevenson Place (The Apple)           1,000          11,721      12,721       5,281          1971      4/82      3-30
 Foothill Commons                      2,438          12,850      15,288       6,581          1978      3/90      3-30
 Woodland Commons                      2,042          10,489      12,531       5,075          1978      3/90      3-30
 Palisades                             1,562           8,065       9,627       4,422    1969/1977 (2)   5/90      3-30
                                    --------        --------    --------    --------
                                      22,301         105,348     127,649      47,628
                                    --------        --------    --------    --------
 Wharfside Pointe                      2,253           8,022      10,275       2,509          1990      6/94      3-30
 Emerald Ridge                         3,447           8,759      12,206       2,677          1987     11/94      3-30
 Sammamish View                        3,329           8,287      11,616       2,382          1986     11/94      3-30
                                    --------        --------    --------    --------
                                       9,029          25,068      34,097       7,568
                                    --------        --------    --------    --------
 Brighton Ridge                        2,654          11,867      14,521       1,876          1986     12/96      3-30
 Landmark                              3,697          15,219      18,916       2,892          1990     08/96      3-30
 Eastridge                             6,089          14,026      20,115       2,585          1988     08/96      3-30
                                    --------        --------    --------    --------
                                      12,440          41,112      53,552       7,353
                                    --------        --------    --------    --------
 Fountain Court                        6,977          27,383      34,360       1,631          2000      3/00      3-30
 Hillcrest Park (Mirabella)           15,750          47,143      62,893       5,913          1973      3/98      3-30
 Hillsborough Park                     6,270          15,561      21,831       1,687          1999     09/99      3-30
                                    --------        --------    --------    --------
                                      28,997          90,087     119,084       9,231
                                    --------        --------    --------    --------
 The Shores                           12,577          32,816      45,393       4,095          1988     01/97      3-30
 Waterford                            12,309          25,274      37,583       1,225          2000      6/00      3-30
                                    --------        --------    --------    --------
                                      24,886          58,090      82,976       5,320
                                    --------        --------    --------    --------
 Bridle Trails                         1,530           6,135       7,665         924          1986     10/97      3-30
 Bunker Hill Towers                   11,635          28,340      39,975       3,813          1968      3/98      3-30
 Camarillo Oaks                       11,068          29,058      40,126       4,827          1985     07/96      3-30
 Evergreen Heights                     3,647          13,986      17,633       2,256          1990     06/97      3-30
 Hampton Park (Columbus)               2,420           6,999       9,419         600          1974     06/99      3-30
 Hampton Place (Lorraine)              4,302          12,244      16,546       1,060          1970     06/99      3-30
 Huntington Breakers                   9,312          24,172      33,484       3,579          1984     10/97      3-30
 Inglenook Court                       3,474           9,483      12,957       3,758          1985     10/94      3-30
 Jackson School Village                2,697          10,775      13,472         453          1996      9/00      3-30
 Maple Leaf                              827           3,356       4,183         496          1986     10/97      3-30
 Mariners Palce                        1,560           6,380       7,940         333          1987      5/00      3-30
 Meadowood                             7,897          19,767      27,664       3,719          1986     11/96      3-30
 Monterra del Rey (Glenbrook)          2,430           6,876       9,306         573          1972     04/99      3-30
 Monterra del Sol (Euclid)             2,382           6,514       8,896         546          1972     04/99      3-30
 Mt. Sutro                             2,750           8,575      11,325         667          1973     06/01      3-30
 Spring Lake                             859           3,488       4,347         506          1986     10/97      3-30
 Stonehedge Village                    3,198          13,262      16,460       1,267          1986     10/97      3-30
 The Bluffs                            3,439           8,045      11,484       1,264          1974     06/97      3-30
 The Carlyle                           5,784          21,973      27,757         823          2000      4/00      3-30
 Treetops                              3,578           9,265      12,843       2,066          1978     01/96      3-30
 Wandering Creek                       1,296           6,112       7,408       1,635          1986     11/95      3-30
 Wilshire Promenade                    3,140           8,048      11,188       1,500          1992     01/97      3-30
 Wimbledon Woods                      10,348          39,134      49,482       5,122          1975      3/98      3-30
 Windsor Ridge                         4,019          11,148      15,167       4,061          1989     03/89      3-40
                                    --------        --------    --------    --------
                                     201,245         632,840     834,085     122,948
                                    --------        --------    --------    --------

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                   Real Estate and Accumulated Depreciation
                               December 31, 2001
                            (Dollars in thousands)

                                                                                     Initial cost          Costs
                                                                                ----------------------  capitalized
                                                                                         Buildings and subsequent to
                Property                  Units       Location      Encumbrance   Land   improvements   acquisition
----------------------------------------- ------ ------------------ ----------- -------- ------------- -------------
Unencumbered multifamily properties
 Avondale at Warner Center                   446 Woodland Hills, CA               10,536     24,522         2,278
 Bristol Commons                             188 Sunnyvale, CA                     5,278     11,853         1,117
 Castle Creek                                216 Newcastle, WA                     4,149     16,028           875
 City Heights (3)                             -- Los Angeles, CA                   9,655         --           111
 Fairway (4)                                  74 Newport Beach, CA                    --      7,850           741
 Foothill/Twincreeks                         176 San Ramon, CA                     5,875     13,992         1,117
 Kings Road                                  196 Los Angeles, CA                   4,023      9,527           521
 Linden Square                               183 Seattle, WA                       4,374     11,588           226
 Marina Cove (5)                             292 Santa Clara, CA                   5,320     16,431         2,128
 Meadows @ Cascade                           198 Vancouver, WA                     2,261      9,070         1,026
 Mirabella                                   188 Marina Del Rey, CA                6,180     26,673           157
 Park Place/Windsor Court/Cochran            176 Los Angeles, CA                   4,965     11,806           419
 Plumtree                                    140 Santa Clara, CA                   3,090      7,421           881
 Salmon Run                                  132 Bothell, WA                       3,717     11,483           187
 Tara Village                                168 Tarzana, CA                       3,178      7,535           811
 The Laurels                                 164 Mill Creek, WA                    1,559      6,430           483
 The Village                                 122 Oxnard, CA                        2,349      5,579         2,715
 Trabucco Villas                             132 Lake Forest, CA                   3,638      8,640           644
 Villa Scandia                               118 Ventura, CA                       1,570      3,912           296
 Village @ Cascade                           192 Vancouver, WA                     2,103      8,753           256
 Monterra del Mar (Windsor Terrace)          123 Pasadena, CA                      2,188      5,263         3,678
 Vista Point (3)(6)                           -- Anaheim, CA                          --         --             6
                                          ------                     --------   --------   --------      --------
                                          13,544                      564,201    279,634    774,837       110,645
                                          ------                     --------   --------   --------      --------
Commercial properties
 3925 East Meadow (7)                            Palo Alto, CA             --      1,401      3,172           932
 22120 Clarendon (8)                             Woodland Hills, CA        --        903      3,600            76
                                                                     --------   --------   --------      --------
Total multifamily and commercial
 properties                                                          $564,201   $281,938   $781,609      $111,653
                                                                     ========   ========   ========      ========

                                          Gross amount carried at close of period
                                          ---------------------------------------                                    Depreciable
                                            Land and     Buildings and            Accumulated    Date of      Date      lives
                Property                  improvements   improvements   Total(1)  depreciation construction acquired   (years)
----------------------------------------- ------------   ------------- ---------- ------------ ------------ -------- -----------
Unencumbered multifamily properties
 Avondale at Warner Center                    10,568         26,768        37,336      2,186       1989      01/97      3-30
 Bristol Commons                               5,284         12,964        18,248      2,157       1989      01/97      3-30
 Castle Creek                                  4,830         16,222        21,052      1,816       1997      12/97      3-30
 City Heights (3)                              9,766             --         9,766         --       1968      12/00        --
 Fairway (4)                                       9          8,582         8,591        775       1972      06/99      3-30
 Foothill/Twincreeks                           5,952         15,032        20,984      2,516       1985      02/97      3-30
 Kings Road                                    4,030         10,041        14,071      1,617       1979      06/97      3-30
 Linden Square                                 4,199         11,989        16,188        605       1994       6/00      3-30
 Marina Cove (5)                               5,322         18,557        23,879      5,745       1974       6/94      3-30
 Meadows @ Cascade                             2,334         10,023        12,357      1,508       1988      11/97      3-30
 Mirabella                                     6,189         26,821        33,010      1,452       2000       5/00      3-30
 Park Place/Windsor Court/Cochran              5,014         12,176        17,190      1,451       1988      08/97      3-30
 Plumtree                                      3,091          8,301        11,392      2,507       1975       2/94      3-30
 Salmon Run                                    3,784         11,603        15,387        448       2000      10/00      3-30
 Tara Village                                  3,211          8,313        11,524      1,479       1972      01/97      3-30
 The Laurels                                   1,595          6,877         8,472      1,163       1981      12/96      3-30
 The Village                                   2,413          8,230        10,643      1,001       1974      07/97      3-30
 Trabucco Villas                               3,842          9,080        12,922      1,291       1985      10/97      3-30
 Villa Scandia                                 1,612          4,166         5,778        740       1971      06/97      3-30
 Village @ Cascade                             2,151          8,961        11,112      1,267       1995      12/97      3-30
 Monterra del Mar (Windsor Terrace)            2,730          8,399        11,129        909       1972      09/97      3-30
 Vista Point (3)(6)                                 6             6         --       1968      07/85        --
                                            --------       --------    ----------   --------
                                             289,171        875,945     1,165,116    155,581
                                            --------       --------    ----------   --------
Commercial properties
 3925 East Meadow (7)                          1,771          3,734         5,505        588      1,984      11/97      3-30
 22120 Clarendon (8)                             971          3,608         4,579        100      1,982      03/01      3-30
                                            --------       --------    ----------   --------
Total multifamily and commercial
 properties                                 $291,913       $883,287    $1,175,200   $156,269
                                            ========       ========    ==========   ========

--------
(1) The aggregate cost for federal income tax purposes is $896,529,421.
(2) Phase I was built in 1969 and Phase II was built in 1977.
(3) The Company has a leasehold interest in this land and receives a land lease payment over a 34-year-term.
(4) The land is leased pursuant to a ground lease expiring 2027.
(5) A portion of land is leased pursuant to a ground lease expiring in 2028.
(6) The Company's interest in the land is subordinate to a loan issued to the purchaser of the buildings and improvements, and therefore the carrying amount was written off in connection with the sale.
(7) Total rentable square footage of 17,404.
(8) Total rentable square footage of 38,940.

  A summary of activity for real estate and accumulated depreciation is as follows:

                                     2001        2000       1999                                                2001     2000
                                  ----------  ----------  ---------                                           -------- --------
Real estate:                                                           Accumulated depreciation:
   Balance at beginning of year.. $1,156,408  $  929,076  $ 889,964      Balance at beginning of year........ $119,499 $ 96,605
   Improvements..................     25,839      18,348      5,554      Dispositions........................       --   (7,871)
   Acquisition of real estate....     15,904     238,938    193,634      Depreciation expense--Acquisitions..      758    2,626
   Disposition of real estate....    (22,951)    (29,954)  (160,076)     Depreciation expense................   36,012   28,139
                                  ----------  ----------  ---------                                           -------- --------
   Balance at end of year........ $1,175,200  $1,156,408  $ 929,076    Balance at end of year................ $156,269 $119,499
                                  ==========  ==========  =========                                           ======== ========

                                                                          1999
                                                                         -------
Real estate:                      Accumulated depreciation:
   Balance at beginning of year..   Balance at beginning of year........ $77,789
   Improvements..................   Dispositions........................  (7,334)
   Acquisition of real estate....   Depreciation expense--Acquisitions..   1,377
   Disposition of real estate....   Depreciation expense................  24,773
                                                                         -------
   Balance at end of year........ Balance at end of year................ $96,605
                                                                         =======

                                   SIGNATURE

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002
                                               Essex Property Trust, Inc.

                                               By:    /s/  MICHAEL J. SCHALL
                                                   -----------------------------
                                                         Michael J. Schall
                                                       Senior Executive Vice
                                                     President Chief Financial
                                                       Officer and Director

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

            Name                          Title                  Date
            ----                          -----                  ----
    /s/  GEORGE M. MARCUS     Chairman of the Board         March 29, 2002
-----------------------------
      George M. Marcus

   /s/  KEITH R. GUERICKE     President and Chief Executive March 29, 2002
-----------------------------   Officer and Vice
      Keith R. Guericke         Chairman (Principal
                                Executive Officer)

   /s/  MICHAEL J. SCHALL     Senior Executive Vice         March 29, 2002
-----------------------------   President and Chief
      Michael J. Schall         Financial Officer and
                                Director (Principal
                                Financial Officer)

      /s/  MARK J. MIKL       Vice President and Controller March 29, 2002
-----------------------------   (Principal Accounting
        Mark J. Mikl            Officer)

  /s/  WILLIAM A. MILLICHAP   Director                      March 29, 2002
-----------------------------
    William A. Millichap

     /s/  GARY P. MARTIN      Director                      March 29, 2002
-----------------------------
       Gary P. Martin

    /s/  ROBERT E. LARSON     Director                      March 29, 2002
-----------------------------
      Robert E. Larson

   /s/  THOMAS E. RANDLETT    Director                      March 29, 2002
-----------------------------
     Thomas E. Randlett

     /s/  DAVID W. BRADY      Director                      March 29, 2002
-----------------------------
       David W. Brady

  /s/  ISSIE N. RABINOVITCH   Director                      March 29, 2002
-----------------------------
    Issie N. Rabinovitch

 /s/  WILLARD H. SMITH, JR.   Director                      March 29, 2002
-----------------------------
    Willard H. Smith, Jr.

                                 EXHIBIT INDEX

Exhibit
  No.                                 Document                                 Note
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

 3.3    First Amendment to Articles of Amendment and Restatement of Essex
          Property Trust, Inc., attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1996, and incorporated herein
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

 3.8    Articles Supplementary reclassifying 500,000 shares of Common Stock as 500,000 shares of 9 1/8% Series C Cumulative Redeemable
          Preferred Stock, filed with the State of Maryland on November 25,
          1998.                                                                (2)

 3.9    Certificate of Correction to Exhibit 3.2 dated February 12, 1999.      (2)

 3.10   Articles Supplementary reclassifying 6,617,822 shares of Common Stock as 6,617,822 shares of Series A Junior Participating Preferred
          Stock, filed with the State of Maryland on November 13, 1998, attached as Exhibit 4.0 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1998, and incorporated herein by
          reference.                                                           --

 3.11   Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable
          Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended
          June 30, 1999 and incorporated herein by reference.                  --

 3.12   Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000 shares of 9.25% Series E Cumulative Redeemable
          Preferred Stock, filed with the State of Maryland on September 9,
          1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter
          ended September 30, 1999 and incorporated herein by reference.       --

 3.13   Certificate of Correction to Articles Supplementary reclassifying
          2,000,000 shares of Common Stock as 2,000,000 shares of 9.30%
          Series D Cumulative Redeemable Preferred Stock, attached as Exhibit
          3.1 to the Company's Form 10-Q for the quarter ended March 31,
          2000, and incorporated herein by reference.                          --

 3.14   Certificate of Amendment of the Bylaws of Essex Property Trust, Inc.
          dated February 14, 2000, attached as Exhibit 3.2 to the Company's
          Form 10-Q for the quarter ended March 31, 2000, and incorporated
          herein by reference.                                                 --

 4.1    Rights Agreement, dated as of November 11, 1998, between Essex
          Property Trust, Inc., and BankBoston, N.A., as Rights Agent,
          including all exhibits thereto, attached as Exhibit 1 to the
          Company's Registration Statement filed on Form 8-A dated November
          12, 1998, and incorporated herein by reference.                      --

Exhibit
  No.                                 Document                                 Note
-------                               --------                                 ----
 4.2    Amendment to Rights Agreement, dated as of December 13, 2000, attached as Exhibit 4.1 to the Company's Form 10-Q for the quarter
          ended March 31, 2001 and incorporated herein by reference.           --

 4.3    Amendment to Rights Agreement, dated as of February 28, 2002           --

 10.1   Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and restated), attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by
          reference.*                                                          --

 10.2   First Amended and Restated Agreement of Limited Partnership of Essex
          Portfolio, L.P. attached as Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1997, and
          incorporated herein by reference.                                    --

 10.3   First Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P. dated February 6,
          1998, attached as Exhibit 10.1 to the Company's Current Report on
          Form 8-K, filed March 3, 1998, and incorporated herein by reference. --

 10.4   Second Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P. dated April 20, 1998, attached as Exhibit 10.1 to the Company's Current Report on Form
          8-K, filed April 23, 1998, and incorporated herein by reference.     --

 10.5   Third Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P. dated November 24,
          1998.                                                                (2)

 10.6   Fourth Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P., dated July 28, 1999, attached as Exhibit 10.1 to the Company's 10-Q for the quarter
          ended June 30, 1999 and incorporated herein by reference.            --

 10.7   Fifth Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P., dated September 3,
          1999, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended September 30, 1999 and incorporated herein by
          reference.                                                           --

 10.8   Form of Essex Property Trust, Inc. 1994 Non-Employee and Director
          Stock Incentive Plan, attached as Exhibit 10.3 to the Company's
          Registration Statement on Form S-11 (Registration No. 33-76578),
          which became effective on June 6, 1994, and incorporated herein by
          reference.*                                                          --

 10.9   Form of Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan,
          attached as Exhibit 10.4 to the Company's Registration Statement on
          Form S-11 (Registration No. 33-76578), which became effective on
          June 6, 1994, and incorporated herein by reference.*                 --

 10.10  Form of Non-Competition Agreement between Essex and each of Keith R.
          Guericke and George M. Marcus, attached as Exhibit 10.5 to the
          Company's Registration Statement on Form S-11 (Registration No.
          33-76578), which became effective on June 6, 1994, and incorporated
          herein by reference.                                                 --

 10.11  Termination of Non-Compete Agreement between Essex Property Trust,
          Inc. and George M. Marcus attached as Exhibit 10.9 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1998,
          and incorporated herein by reference.                                --

 10.12  Contribution Agreement by and among Essex, the Operating Partnership and the Limited Partners in the Operating Partnership, attached as
          Exhibit 10.6 to the Company's Registration Statement on Form S-11
          (Registration No. 33-76578), which became effective on June 6,
          1994, and incorporated herein by reference.                          --

 10.13  Form of Indemnification Agreement between Essex and its directors and officers, attached as Exhibit 10.7 to the Company's Registration
          Statement on Form S-11 (Registration No. 33-76578), which became
          effective on June 6, 1994, and incorporated herein by reference.     --

Exhibit
  No.                                 Document                                Note
-------                               --------                                ----
 10.14  First Amendment to Investor Rights Agreement dated July 1, 1996 by and between George M. Marcus and The Marcus & Millichap Company, attached as Exhibit 10.3 to the Company's Current Report on Form
          8-K, filed August 13, 1996, and incorporated herein by reference.    --

 10.15  Agreement by and among M&M, M&M REIBC and the Operating Partnership and Essex regarding Stock Options attached as Exhibit 10.14 to the
          Company's Registration Statement on Form S-11 (Registration No.
          33-76578), which became effective on June 6, 1994, and incorporated
          herein by reference.                                                 --

 10.16  Co-Brokerage Agreement by and among Essex, the Operating Partnership,
          M&M REIBC and Essex Management Corporation attached as Exhibit
          10.15 to the Company's Registration Statement on Form S-11
          (Registration No. 33-76578), which became effective on June 6,
          1994, and incorporated herein by reference.                          --

 10.17  General Partnership Agreement of Essex Washington Interest Partners
          attached as Exhibit 10.16 to the Company's Registration Statement
          on Form S-11 (Registration No.33-76578), which became effective on
          June 6, 1994, and incorporated herein by reference.                  --

 10.18  Form of Management Agreement between the Operating Partnership and
          Essex Management Corporation regarding the retail Properties attached as Exhibit 10.18 to the Company's Registration Statement
          on Form S-11 (Registration No. 33-76578), which became effective on
          June 6, 1994, and incorporated herein by reference.                  --

 10.19  Form of Investor Rights Agreement between Essex and the Limited
          Partner of the Operating Partnership attached as Exhibit 10.26 to the Company's Registration Statement on Form S-11 (Registration No.
          33-76578), which became effective on June 6, 1994, and incorporated
          herein by reference.                                                 --

 10.20  Phantom Stock Unit Agreement for Mr. Guericke, attached as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same
          form was used for subsequent phantom stock agreements.)*             --

 10.21  Phantom Stock Unit Agreement for Mr. Schall, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same
          form was used for subsequent phantom stock agreements.)*             --

 10.22  Replacement Promissory Note (April 15, 1996) and Pledge Agreement for
          Mr. Guericke, attached as Exhibit 10.3 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1997, and
          incorporated herein by reference.*                                   --

 10.23  Promissory Note (December 31, 1996) and Pledge Agreement for Mr.
          Guericke, attached as Exhibit 10.4 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and
          Pledge Agreement used for subsequent loans.)*                        --

 10.24  Replacement Promissory Note (April 30, 1996) and Pledge Agreement for
          Mr. Schall, attached as Exhibit 10.5 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1997, and
          incorporated herein by reference.*                                   --

 10.25  Promissory Note (December 31, 1996) and Pledge Agreement for Mr.
          Schall, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge
          Agreement used for subsequent loans.)*                               --

 10.26  First Amended and Restated Agreement of Limited Partnership of
          Western Highridge I Investors, effective as of May 13, 1997, attached as Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997, and incorporated herein
          by reference.                                                        --

Exhibit
  No.                                 Document                                Note
-------                               --------                                ----
 10.27  Registration Rights Agreement, effective as of May 13, 1997, by and between the Company and the limited partners of Western-Highridge I
          Investors, Irvington Square Associates, Western-Palo Alto II
          Investors, Western Riviera Investors, and Western-San Jose III
          Investors, attached as Exhibit 10.6 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1997, and
          incorporated herein by reference.                                    --

 10.28  $100,000,000 Promissory Note between Essex Portfolio, L.P., and Essex
          Morgan Funding Corporation, attached as Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1998, and incorporated herein by reference.            --

 10.29  Form of Revolving Loan Agreement among Essex Portfolio L.P., Bank of
          America and other banks as specified therein, attached as Exhibit
          10.1 to the Company's Form 10-Q for the quarter ended September 30,
          2000 and incorporated herein by reference.                           --

 10.30  Sixth Amendment to the First Amended and Restated Agreement of
          Limited Partnership of Essex Portfolio, L.P. dated as of June 28,
          2001, attached as Exhibit 10.1 to the Company's 10-Q for the
          quarter ended June 30, 2001 and incorporated herein by reference.*   --

 10.31  Executive Severance Plan.*                                             --

 12.1   Schedule of Computation of Ratio of Earnings to Fixed Charges and
          Preferred Stock Dividends.                                           --

 21.1   List of Subsidiaries of Essex Property Trust, Inc.                     --

 23.1   Consent of Independent Public Accountants.                             --

--------
 *  Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.