Form 10-Q
period 2003-06-30
ESSEX PROPERTY TRUST INC
filed 2003-08-13
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

21,059,842 shares of Common Stock as of August 1, 2003

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                            June 30,    December 31,
                                                              2003          2002
                                                          ------------  ------------
                         Assets
Real estate:
  Rental properties:
     Land and land improvements                          $    392,041  $    368,712
     Buildings and improvements                             1,208,843     1,147,244
                                                          ------------  ------------
                                                            1,600,884     1,515,956
     Less accumulated depreciation                           (214,993)     (191,821)
                                                          ------------  ------------
                                                            1,385,891     1,324,135
  Investments                                                  68,642        61,212
  Real estate under development                                88,831       143,756
                                                          ------------  ------------
                                                            1,543,364     1,529,103
Cash and cash equivalents-unrestricted                          8,854         8,562
Cash and cash equivalents-restricted                            9,079         9,265
Notes receivable from investees and related parties            25,990        24,081
Notes and other receivables                                    32,921        31,318
Prepaid expenses and other assets                              12,255        11,133
Deferred charges, net                                           5,757         6,272
                                                          ------------  ------------
                                                         $  1,638,220  $  1,619,734
                                                          ============  ============

          Liabilities and Stockholders' Equity
Mortgage notes payable                                   $    662,712  $    677,563
Lines of credit                                               165,000       126,500
Accounts payable and accrued liabilities                       33,334        35,791
Dividends payable                                              20,425        17,879
Other liabilities                                               8,385         8,157
                                                          ------------  ------------
          Total liabilities                                   889,856       865,890
Minority interests                                            264,189       262,530
Stockholders' equity:
  Common stock, $.0001 par value, 656,682,178
    authorized, 21,054,792 and 20,983,193
    issued and outstanding                                          2             2
  Cumulative redeemable preferred stock; $.0001
    par value, no shares issued and outstanding:
    7.875% Series B 2,000,000 shares authorized                    --            --
    9.125% Series C 500,000 shares authorized                      --            --
    9.30% Series D 2,000,000 shares authorized                     --            --
    9.25% Series E 2,200,000 shares authorized                     --            --
  Excess stock, $.0001 par value, 330,000,000 shares
    authorized and no shares issued and outstanding                --            --
  Additional paid-in capital                                  539,914       535,125
  Distributions in excess of accumulated earnings             (55,741)      (43,813)
                                                          ------------  ------------
          Total stockholders' equity                          484,175       491,314
                                                          ------------  ------------
Commitments and contingencies
                                                         $  1,638,220  $  1,619,734
                                                          ============  ============

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                            Three Months Ended        Six Months Ended
                                                                  June 30,                  June 30,
                                                         ------------------------  ------------------------
                                                            2003         2002         2003         2002
                                                         -----------  -----------  -----------  -----------
Revenues:
   Rental                                               $    53,538  $    41,769  $   107,700  $    83,888
   Other property                                             1,743        1,396        3,477        2,712
                                                         -----------  -----------  -----------  -----------
      Total property                                         55,281       43,165      111,177       86,600
   Interest and other                                         3,166        7,818        6,265       13,795
                                                         -----------  -----------  -----------  -----------
      Total revenues                                         58,447       50,983      117,442      100,395
                                                         -----------  -----------  -----------  -----------
Expenses:
   Property operating expenses:
      Maintenance and repairs                                 4,063        2,356        7,936        5,165
      Real estate taxes                                       4,361        3,119        8,737        6,269
      Utilities                                               3,075        2,253        5,712        4,284
      Administrative                                          4,588        3,045       10,573        6,671
      Advertising                                             1,002          732        1,862        1,354
      Insurance                                                 865          490        1,581          833
      Depreciation and amortization                          11,556        9,114       23,165       18,100
                                                         -----------  -----------  -----------  -----------
                                                             29,510       21,109       59,566       42,676
   Interest                                                  10,531        8,652       21,330       17,441
   Amortization of deferred financing costs                     318          147          492          295
   General and administrative                                 1,692        1,565        3,530        3,265
                                                         -----------  -----------  -----------  -----------
      Total expenses                                         42,051       31,473       84,918       63,677
                                                         -----------  -----------  -----------  -----------
      Income from continuing operations before
        minority interests and discontinued
        operations                                           16,396       19,510       32,524       36,718
   Minority interests                                        (5,746)      (6,285)     (11,643)     (12,349)
                                                         -----------  -----------  -----------  -----------
      Income from continuing operations                      10,650       13,225       20,881       24,369

Discontinued operations (net of minority interests):
   Income from real estate sold                                  --           69           --          225
   Gain on sale of real estate                                   --        8,064           --        8,061
                                                         -----------  -----------  -----------  -----------
      Net income                                        $    10,650  $    21,358  $    20,881  $    32,655
                                                         ===========  ===========  ===========  ===========
Per share data:
   Basic:
      Income from continuing operations available to
        common stockholders                             $      0.51  $      0.71  $      0.99  $      1.31
      Income from discontinued operations                        --         0.44           --         0.45
                                                         -----------  -----------  -----------  -----------
      Net income                                        $      0.51  $      1.15  $      0.99  $      1.76
                                                         ===========  ===========  ===========  ===========
      Weighted average number of shares
        outstanding during the period                    21,036,074   18,603,394   21,016,102   18,550,243
                                                         ===========  ===========  ===========  ===========
   Diluted:
      Income from continuing operations available to
        common stockholders                             $      0.50  $      0.71  $      0.98  $      1.31
      Income from discontinued operations                        --         0.43           --         0.44
                                                         -----------  -----------  -----------  -----------
      Net income                                        $      0.50  $      1.14  $      0.98  $      1.75
                                                         ===========  ===========  ===========  ===========
      Weighted average number of shares
        outstanding during the period                    21,288,824   18,793,987   21,240,996   18,723,502
                                                         ===========  ===========  ===========  ===========

   Dividend per share                                   $      0.78  $      0.77  $      1.56  $      1.54
                                                         ===========  ===========  ===========  ===========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
for the six months ended June 30, 2003 and the
year ended December 31, 2002
(Unaudited)
(Dollars and shares in thousands)

                                                                                        Distributions
                                     Preferred stock      Common stock       Additional in excess of
                                  -------------------- --------------------   paid-in    accumulated
                                   Shares     Amount    Shares     Amount     capital     earnings       Total
                                  ---------  --------- ---------  ---------  ---------  -------------  ---------
Balances at December 31, 2001           --  $      --    18,428  $       2  $ 421,592  $     (39,920) $ 381,674
Shares purchased by Operating
   Partnership                          --         --      (411)        --    (19,715)            --    (19,715)
Issuance of common stock under
   stock-based compensation plans       --         --       246         --      3,376             --      3,376
Issuance of common stock                --         --     2,720         --    136,809             --    136,809
Reallocation of minority interest       --         --        --         --     (6,937)            --     (6,937)
Net income                              --         --        --         --         --         52,874     52,874
Dividends declared                      --         --        --         --         --        (56,767)   (56,767)
                                  ---------  --------- ---------  ---------  ---------  -------------  ---------
Balances at December 31, 2002           --         --    20,983          2    535,125        (43,813)   491,314
Issuance of common stock under
   stock-based compensation plans       --         --        72         --      2,462             --      2,462
Reallocation of minority interest       --         --        --         --      2,327             --      2,327
Net income                              --         --        --         --         --         20,881     20,881
Dividends declared                      --         --        --         --         --        (32,809)   (32,809)
                                  ---------  --------- ---------  ---------  ---------  -------------  ---------
Balances at June 30, 2003               --  $      --    21,055  $       2  $ 539,914  $     (55,741) $ 484,175
                                  =========  ========= =========  =========  =========  =============  =========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                            --------------------
                                                                                              2003       2002
                                                                                            ---------  ---------
Net cash provided by operating activities                                                  $  50,100  $  45,359
                                                                                            ---------  ---------
Cash flows from investing activities:
   Additions to real estate:
       Improvements to recent acquisitions                                                    (2,245)    (1,688)
       Redevelopment                                                                            (736)    (4,810)
       Revenue generating capital expenditures                                                  (105)      (430)
       Non-revenue generating capital expenditures                                            (4,210)    (2,837)
   Increase/(Decrease) in restricted cash                                                        186       (712)
   Additions to notes receivable from investees, other
      related parties and other receivables                                                   (5,962)    (9,151)
   Repayment of notes receivable from investees, other
      related parties and other receivables                                                      318      4,440
   Additions to real estate under development                                                (13,399)   (30,202)
   Net distributions from (contributions to) investments in corporations
      and limited partnerships                                                                (5,518)    12,623
                                                                                            ---------  ---------
       Net cash used in investing activities                                                 (31,671)   (32,767)
                                                                                            ---------  ---------
Cash flows from financing activities:
   Proceeds from mortgage and other notes payable and lines of credit                         49,140     39,000
   Repayment of mortgage and other notes payable and lines of credit                         (25,491)    (9,981)
   Additions to deferred charges                                                                (115)    (1,041)
   Net proceeds from stock options exercised and shares issued through
      dividend reinvestment plan                                                               2,004      2,196
   Contributions from minority interest partners                                                  --        (14)
   Distributions to minority interest partners                                               (10,140)   (12,514)
   Shares purchased by Operating Partnership                                                      --       (499)
   Redemption of Operating Partnership units                                                    (542)      (309)
   Dividends paid                                                                            (32,993)   (27,206)
                                                                                            ---------  ---------
      Net cash used in financing activities                                                  (18,137)   (10,368)
                                                                                            ---------  ---------
Net increase in cash and cash equivalents                                                        292      2,224
Cash and cash equivalents at beginning of period                                               8,562      6,440
                                                                                            ---------  ---------
Cash and cash equivalents at end of period                                                 $   8,854  $   8,664
                                                                                            =========  =========
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $1,869 and $3,244 capitalized                            $  19,144  $  14,706
                                                                                            =========  =========

Supplemental disclosure of non-cash investing and financing activities:
   Proceeds from disposition of real estate held by exchange
        facilitator and classified as other asset                                          $      --  $  19,477
                                                                                            =========  =========

   Additional investment in limited partnership:
        Investments                                                                        $      --  $   3,681
        Accounts payable                                                                          --     (3,681)
                                                                                            ---------  ---------
                                                                                           $      --  $      --
                                                                                            =========  =========

   Issuance of Operating Partnership Units in connection with the purchase of real estate  $   5,768  $      --
                                                                                            =========  =========

   Real estate under development transferred to rental property                            $  72,711  $      --
                                                                                            =========  =========

   Common stock issued pursuant to phantom stock plan                                      $     458  $      --
                                                                                            =========  =========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. ANDSUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003 and 2002
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

The unaudited consolidated financial statements for the three and six months ended June 30, 2003 and 2002 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, with a 90.1%, 90.0% and 89.0% general partnership interest as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

As of June 30, 2003, the Company operates and has ownership interests in 118 multifamily properties (containing 25,125 units), five recreational vehicle parks (comprising 1,717 spaces), four office buildings (with approximately 63,540 square feet) and two manufactured housing communities (containing 607 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas, Las Vegas, Nevada and Hemet, California).

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Company and will be, subject to specific exceptions, the Company's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. An affiliate of the Company, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. At June 30, 2003 the Fund was approximately 90% invested.

The Company invests in joint ventures, which generally involve multifamily property acquisitions. For joint ventures entered into prior to January 31, 2003, the Company accounts for these investments under the equity or consolidation methods of accounting based on the voting control it exercises through its ownership interests in these affiliates. For joint ventures entered into after January 31, 2003, the Company follows the guidance provided by FASB Interpretation No 46 (FIN 46), "Consolidation of Variable Interest Entities." The Company did not enter into any new joint ventures during the quarter ended June 30, 2003. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Company's equity in undistributed earnings or losses since its initial investment. The individual assets, liabilities, revenues and expenses of the joint venture are not recorded in the Company's consolidated financial statements.

Included in the Company's investments accounted for under the equity method are limited partnership interests in 17 partnerships (Down REIT entities), which collectively own ten multifamily properties, comprised of 1,831 units. These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special minority interest limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of redemption shares. At June 30, 2003, the maximum number of shares that could be required to meet redemption of these Down REIT entities is 1,468,198. The equity in income or loss reported by the Company under the equity method of accounting for these down REIT entities is the net income of these down REIT entities as reduced by the income allocated to the other limited partners which is equal to the distributions they received.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company's equity in income from investments accounted for using the equity method was $1,809 and $2,798 for the three months ended June 30, 2003 and 2002, respectively, and $3,610 and $5,300 for the six months ended June 30, 2003 and 2002, respectively, and is classified as "Interest and other income" in the accompanying consolidated statement of operations.

Certain prior year balances have been reclassified to conform to the current year presentation.

Stock-based Compensation

The Company applies APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans granted to employees and directors. Under APB 25, no compensation cost has been recognized for stock options granted to employees and directors since all such stock options were granted with an exercise price equal to the fair market value of the underlying common stock. For the Company's long-term incentive plan and phantom stock plan, no compensation expense was recognized during the three months ended June 30, 2003 and 2002 and $408 and $911 was recognized for the six months ended June 30, 2003 and 2002, respectively. Had compensation cost for these stock options and the Company's other plans been determined based on the fair value at the grant dates consistent with the fair value method pursuant to FAS 123, the Company's net income applicable to common stockholders for the three and six months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

                                            --------------------   --------------------
                                             Three Months Ended       Six Months Ended
                                                   June 30,               June 30,
                                            --------------------   --------------------
                                              2003       2002        2003       2002
                                            ---------  ---------   ---------  ---------
Net income available to common stockholders:
   As reported                             $  10,650  $  21,358   $  20,881  $  32,655
   Pro forma                                  10,523     21,232      20,627     32,403

Basic earnings per common share:
   As reported                             $    0.51  $    1.15   $    0.99  $    1.76
   Pro forma                                    0.50       1.14        0.98       1.75

Diluted earnings per common share:
   As reported                             $    0.50  $    1.14   $    0.98  $    1.75
   Pro forma                                    0.49       1.13        0.97       1.73

Weighted-average fair value of stock
   options granted during the periods
   presented                               $    3.86  $    4.69   $    3.86  $    4.69

The fair value of stock options granted each period was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                             ----------------------- ------------------------
                                2003        2002         2003        2002
                             ----------- ----------- ------------ -----------
Risk-free interest rates     2.58%-2.78% 3.08%-4.62% 2.17%-2.78%  3.08%-4.62%
Expected lives                 6 years     6 years     6 years      6 years
Volatility                     17.89%      18.92%    17.89%-17.91%  18.92%
Dividend yield               5.75%-5.91%    6.30%    5.75%-6.12%     6.30%

(2) Significant Transactions for the Quarter ended June 30, 2003

  Development Communities

  The Company defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At June 30, 2003, the Company (including the Fund's development communities) had ownership interests in six development communities, with an aggregate of 1,368 multifamily units and an estimated total cost of $246,300 of which approximately $107,700 remains to be expended and of which approximately $49,300 is the Company's commitment.

  During the second quarter, the Company neared construction completion and continued lease-up at The San Marcos (phase I), a 312-unit apartment community located in Richmond, California. The Company projects that The San Marcos (phase I) will reach stabilized operations during the third quarter of 2003. During the quarter, the Company committed to an additional 120 units at this project (phase II) at an estimated cost of $23,900. It is anticipated that construction of these additional units will be completed in the second quarter of 2004 and is expected to reach stabilized operations in the fourth quarter of 2004.

  Also during the quarter the Company continued construction of Hidden Valley, a 324-unit apartment community located in Simi Valley, California. The Company expects initial occupancy to take place in the fourth quarter of 2003 and to reach stabilized operations in the third quarter of 2004. The Company has a 75 percent ownership interest in this development project.

  Redevelopment Communities

  The Company defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At June 30, 2003, the Company (including the Fund's redevelopment communities) has ownership interests in two redevelopment communities, which contain an aggregate of 782 units and an estimated total cost of $6,900 of which approximately $5,200 remains to be expended and of which approximately $3,500 is the Company's commitment.

  Debt

  Subsequent to the quarter end the Company expanded its existing $165,000 unsecured revolving credit facility to $185,000. No other terms of this facility were revised.

  Other

  In August 2000 an affiliate of the Company sold a vacant 110,000 square foot office building located in Irvine, California to a third party for $15,000. The Company loaned the buyer $15,000 as a secured first mortgage on the property. In addition, after the buyer expended $500 for such items as tenant improvements, leasing commissions, and carrying costs, the Company would lend an additional $4,500 to the buyer for these related items. The current balance of the mezzanine loan is approximately $3,800, of which $1,700 is guaranteed by the principal shareholder. The Company has evaluated the realization potential of the first and mezzanine loan and effective June 2002, ceased accruing interest income on these notes until it is clearer as to the cash flow that the office building will generate upon lease up. The loan matured in March 2003 and management is currently evaluating its course of action.

  Private Equity Fund

Acquisition Activities of the Essex Apartment Value Fund

On May 1, 2003 the Fund purchased Huntington Villas, a 400-unit apartment community located in Huntington Beach, California, for a contract price of $58,200. In connection with this transaction the Fund obtained a non-recourse mortgage in the amount of $38,514, with a 4.64% fixed interest rate, which matures in May 2010.

On May 1, 2003 the Fund purchased three multifamily properties comprised of 288 apartment homes located in San Dimas, California. The Villas at San Dimas Canyon, a 156-unit apartment community was purchased for a contract price of $20,010. In connection with this transaction the Fund obtained a non-recourse mortgage in the amount of $13,007, with a 4.67% fixed interest rate, which matures in May 2010. The Villas at San Bonita, a 102-unit apartment community was purchased for a contract price of $12,730. In connection with this transaction the Fund obtained a non-recourse mortgage in the amount of $8,275, with a 4.67% fixed interest rate, which matures in May 2010. The Villas, a 30- unit apartment community was purchased for a contract price of $3,910. This property is not encumbered by any mortgage.

On May 29, 2003 the Fund purchased Villa Venetia Apartments, a 468-unit apartment community located in Costa Mesa, California, for a contract price of $74,000. In connection with this transaction the Fund obtained a non-recourse mortgage in the amount of $54,000, with a 4.58% fixed interest rate for a 9-year term, which matures in June 2012, with an option to extend the maturity for one year thereafter at a floating rate of 2.5% over Freddie Mac's Reference Bill. During the extension period, the loan may be paid in full with no prepayment penalty.

Development Communities of the Fund

At June 30, 2003 the Fund has three development communities with an aggregate of 612 multifamily units and an estimated total cost of $124,100 of which $74,300 remains to be expended and approximately $15,900 is the Company's commitment.

Debt Transactions of the Fund

On April 11, 2003, the Fund obtained a non-recourse mortgage on a previously unencumbered property in the amount of $10,000, with a 5.42% fixed interest rate for a 9-year term, which matures in May 2013, with an option to extend the maturity for one year thereafter at a floating rate of 2.5% over Freddie Mac's Reference Bill. During the extension period, the loan may be paid in full with no prepayment penalty.

Subsequent Event

On July 11, 2003, the Fund acquired an ownership interest in Coronado North and South, located in Newport Beach, California, for approximately $33,700 from an unrelated co-investment partner.

(3) Related Party Transactions

All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended June 30, 2003 and 2002 totaled $692 and $708, respectively, and $1,292 and $1,478 for the six months ended June 30, 2003 and 2002, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

Interest and other income includes interest income earned on notes receivable from investees of $79 and $1,097 for the three months ended June 30, 2003 and 2002, respectively, and $158 and $2,158 for the six months ended June 30, 2003 and 2002, respectively. Other income also includes management fee income and investment income from the Company's investees of $2,761 and $3,010 for the three months ended June 30, 2003 and 2002, respectively, and $5,777 and $5,589 for the six months ended June 30, 2003 and 2002, respectively.

Notes receivable from investees and other related party receivables as of June 30, 2003 and December 31, 2002 consist of the following:

                                                                                    June 30,    December 31,
                                                                                      2003          2002
                                                                                  ------------  ------------
   Notes receivable from joint venture investees:

      Note receivable from Highridge Apartments, secured, bearing
      interest at 10%, due on demand                                             $      2,950  $      2,950

      Notes receivable from Essex Fidelity I Corp ("EFC"), secured,
      bearing interest at LIBOR + 2.5%, due 2004                                       15,069        14,979

      Note receivable from EFC, unsecured, bearing interest at 7.5%, due 2011             390           726

      Receivable from Newport Beach North, LLC and Newport Beach South, LLC,
      unsecured, non interest bearing, due on demand                                    1,361           376

   Other related party receivables:

      Loans to officers prior to July 31, 2002, secured, bearing interest at 8%,
      due April 2006                                                                      633           633

      Other related party receivables, substantially due on demand                      5,587         4,417
                                                                                  ------------  ------------
                                                                                 $     25,990  $     24,081
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

(4) New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is reasonably possible that certain of the entities through which and with which the Company conducts business, including those described in Notes 3(b) and 5 of the Company's December 31, 2002 consolidated financial statements will be deemed to be Variable Interest Entities (VIEs) under the provisions of FIN 46. The total assets and liabilities net of intercompany balances of such entities were estimated at $77,216 and $47,098 at June 30, 2003. The Company's estimated maximum exposure to loss would be equal to its investments in these arrangements, which totaled $30,485, as of June 30, 2003. The disclosures provided reflect management's understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Company's various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FAS 150.

(5) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and the Pacific Northwest. Excluded from segment revenues are properties outside of these regions and interest and other income. Nonsegment revenues and net operating income included in the following schedule also consists of revenue generated from the commercial properties, recreational vehicle parks, and manufactured housing communities. Other nonsegment assets include investments, real estate under development, cash, notes receivables, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                           Three Months Ended
                                                               June 30,
                                                        ------------------------
                                                           2003         2002
                                                        -----------  -----------
Revenues:
    Southern California                                $    26,669  $    18,018
    Northern California                                     15,503       14,443
    Pacific Northwest                                       10,214       10,567
    Other non-segment areas                                  2,895          137
                                                        -----------  -----------
                                                            55,281       43,165
Interest and other income                                    3,166        7,818
                                                        -----------  -----------
        Total revenues                                 $    58,447  $    50,983
                                                        ===========  ===========
Net operating income:
    Southern California                                $    18,649  $    13,036
    Northern California                                     10,810       10,921
    Pacific Northwest                                        6,496        7,093
    Other non-segment areas                                  1,372          120
                                                        -----------  -----------
        Total net operating income                          37,327       31,170
Interest and other income                                    3,166        7,818
Depreciation and amortization:
    Southern California                                     (5,060)      (3,491)
    Northern California                                     (3,043)      (2,759)
    Pacific Northwest                                       (2,669)      (2,790)
    Other non-segment areas                                   (784)         (74)
                                                        -----------  -----------
                                                           (11,556)      (9,114)
Interest:
    Southern California                                     (3,418)      (1,856)
    Northern California                                     (2,803)      (2,831)
    Pacific Northwest                                       (1,014)      (1,526)
    Other non-segment areas                                 (3,296)      (2,439)
                                                        -----------  -----------
                                                           (10,531)      (8,652)
Amortization of deferred financing costs                      (318)        (147)
General and administrative                                  (1,692)      (1,565)
                                                        -----------  -----------
        Income from continuing operations before
          minority interests and discontinued
          operations                                   $    16,396  $    19,510
                                                        ===========  ===========

(5) Segment Information (continued)

                                                           Six Months Ended
                                                               June 30,
                                                        ------------ -----------
                                                           2003         2002
                                                        -----------  -----------
Revenues:
    Southern California                                $    53,075  $    35,436
    Northern California                                     31,107       29,674
    Pacific Northwest                                       20,535       21,212
    Other non-segment areas                                  6,460          278
                                                        -----------  -----------
        Total segment revenues                             111,177       86,600
Interest and other income                                    6,265       13,795
                                                        -----------  -----------
        Total revenues                                 $   117,442  $   100,395
                                                        ===========  ===========
Net operating income:
    Southern California                                $    36,706  $    24,991
    Northern California                                     21,700       22,479
    Pacific Northwest                                       13,226       14,401
    Other non-segment areas                                  3,144          153
                                                        -----------  -----------
        Total segment net operating income                  74,776       62,024
Interest and other income                                    6,265       13,795
Depreciation and amortization:
    Southern California                                    (10,303)      (6,853)
    Northern California                                     (6,213)      (5,511)
    Pacific Northwest                                       (5,411)      (5,588)
    Other non-segment areas                                 (1,238)        (148)
                                                        -----------  -----------
                                                           (23,165)     (18,100)
Interest:
    Southern California                                     (6,889)      (3,694)
    Northern California                                     (5,590)      (5,641)
    Pacific Northwest                                       (2,081)      (3,047)
    Other non-segment areas                                 (6,770)      (5,059)
                                                        -----------  -----------
                                                           (21,330)     (17,441)
Amortization of deferred financing costs                      (492)        (295)
General and administrative                                  (3,530)      (3,265)
                                                        -----------  -----------
        Income from continuing operations before
          minority interests and discontinued
          operations                                   $    32,524  $    36,718
                                                        ===========  ===========

                                                         June 30,    December 31,
                                                           2003         2002
                                                        -----------  -----------
Assets:
  Net real estate assets:
    Southern California                                $   694,669  $   700,877
    Northern California                                    366,685      293,541
    Pacific Northwest                                      247,091      251,252
    Other non-segment areas                                 77,446       78,465
                                                        -----------  -----------
        Total net real estate assets                     1,385,891    1,324,135
  Other non-segment assets                                 252,329      295,599
                                                        -----------  -----------
        Total assets                                   $ 1,638,220  $ 1,619,734
                                                        ===========  ===========

(6) Net Income Per Share

                                                 Three Months Ended                Three Months Ended
                                                   June 30, 2003                     June 30, 2002
                                          --------------------------------  --------------------------------
                                                      Weighted      Per                 Weighted      Per
                                                       Average     Share                 Average     Share
                                           Income      Shares      Amount    Income      Shares      Amount
                                          ---------  -----------  --------  ---------  -----------  --------
Basic:
  Income from continuing operations      $  10,650   21,036,074  $   0.51  $  13,225   18,603,394  $   0.71
  Income from discontinued operations           --   21,036,074        --      8,133   18,603,394      0.44
                                          ---------               --------  ---------               --------
                                            10,650               $   0.51     21,358               $   1.15
                                                                  ========                          ========
  Effect of Dilutive Securities:
    Convertible limited partnership
      Units(1)                                  --           --                   --           --
    Stock options (2)                           --      196,750                   --      190,593
    Vested series Z incentive units             --       56,000                   --           --
                                          ---------  -----------            ---------  -----------
                                                --      252,750                   --      190,593
                                          ---------  -----------            ---------  -----------
Diluted:
  Income from continuing operations         10,650   21,288,824  $   0.50     13,225   18,793,987  $   0.71
  Income from discontinued operations           --   21,288,824        --      8,133   18,793,987      0.43
                                          ---------               --------  ---------               --------
                                         $  10,650               $   0.50  $  21,358               $   1.14
                                          =========               ========  =========               ========

                                                 Six Months Ended                  Six Months Ended
                                                  June 30, 2003                     June 30, 2002
                                          --------------------------------  --------------------------------
                                                      Weighted      Per                 Weighted      Per
                                                       Average     Share                 Average     Share
                                           Income      Shares      Amount    Income      Shares      Amount
                                          ---------  -----------  --------  ---------  -----------  --------
Basic:
  Income from continuing operations      $  20,881   21,016,102  $   0.99  $  24,369   18,550,243  $   1.31
  Income from discontinued operations           --   21,016,102        --      8,286   18,550,243      0.45
                                          ---------               --------  ---------               --------
                                            20,881               $   0.99     32,655               $   1.76
                                                                  ========                          ========

  Effect of Dilutive Securities:
    Convertible limited partnership
      Units(1)                                  --           --                   --           --
    Stock options (2)                           --      169,071                   --      173,259
    Vested series Z incentive units             --       55,823                   --           --
                                          ---------  -----------            ---------  -----------
                                                --      224,894                   --      173,259
                                          ---------  -----------            ---------  -----------
 Diluted:
  Income from continuing operations         20,881   21,240,996  $   0.98     24,369   18,723,502  $   1.31
  Income from discontinued operations           --   21,240,996        --      8,286   18,723,502      0.44
                                          ---------               --------  ---------               --------
                                         $  20,881               $   0.98  $  32,655               $   1.75
                                          =========               ========  =========               ========

(1) Convertible limited partnership units of 2,269,490 and 2,281,277 for the three months ended June 30, 2003 and 2002, respectively, and 2,270,391 and 2,283,418 for the six months ended June 30, 2003 and 2002, respectively, were not included because they were anti-dilutive.

(2) The following stock options are not included in the diluted earnings per share calculation because the exercise price of the option was greater than the average market price of the common share for the quarter and, therefore, would be anti-dilutive:

                              Three Months Ended              Six Months Ended
                                  June 30,                        June 30,
                        ----------------------------    ---------------------------
                             2003          2002              2003         2002
                        -------------  -------------    ------------- -------------
Number of options           20,000        4,000             23,500       66,250
Range of exercise prices    $57.57     $52.19-54.25      $54.02-57.57  $50.48-54.2

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three and six months ended June 30, 2003 and 2002. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2003, December 31, 2002 and June 30, 2002, with a 90.1%, 90.0% and 89.0% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 95% of its property revenues for the three and six months ended June 30, 2003 and 2002. The Company's multifamily properties (the "Properties") are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas, Las Vegas, Nevada and Hemet, California).

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Company in 2001. The Fund will be, subject to specific exceptions, the Company's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Company will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. Since its formation, the Fund has acquired fifteen multifamily residential properties, representing 3,479 apartment units with an aggregate purchase price of approximately $413 million, excluding redevelopment expenses, and disposed of one multifamily residential property, consisting of 500 apartment units at a gross sales price of approximately $69.0 million resulting in a net realized gain of approximately $5.7 million. In addition, three development land parcels, where approximately 612 apartment units are planned for construction, have been purchased by the Fund with a total estimated cost for the projects of approximately $124.1 million. As of June 30, 2003, the remaining commitments to fund these projects is approximately $74.3 million of which approximately $15.9 million is the Company's commitment.

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

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 105 multifamily residential properties, its headquarters building, three Southern California office buildings, five recreational vehicle parks, and two manufactured housing communities. With respect to the multifamily residential properties that the Company acquired, 14 are located in Northern California, 69 are located in Southern California, 15 are located in the Seattle Metropolitan Area, five are located in the Portland Metropolitan Area and two are located in other areas. In total, these acquisitions consist of 22,236 units with total capitalized acquisition costs of approximately $2,012.7 million. Additionally, since its IPO, the Company has developed and has ownership interests in ten multifamily properties that have reached stabilized operations. These development properties consist of 2,406 units with total capitalized development costs of $309.5 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, twelve multifamily residential properties (six in Northern California, five in Southern California and one in the Pacific Northwest) consisting of a total of 2,014 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $259.5 million resulting in a net realized gain of approximately $53.8 million.

The Company (excluding the Fund's development communities) has ownership interests in and is developing three multifamily residential communities, with an aggregate of 756 multifamily units. In connection with these development projects, the Company has directly entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $122.2 million. As of June 30, 2003, the remaining commitment to fund these projects is approximately $33.4 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

Average financial occupancy rates of the Company's multifamily Quarterly Same Store Properties (stabilized properties consolidated by the Company for each of the three months ended June 30, 2003 and 2002) was 95.5% and 94.3%, for the three months ended June 30, 2003 and 2002, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy rates disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended June 30, 2003 and 2002 are as follows:

                                           Three months ended
                                                June 30,
                                          --------------------
                                            2003       2002
                                          ---------  ---------
Southern California                           95.9%      94.4%
Northern California                           95.3%      95.1%
Pacific Northwest                             95.2%      93.0%

Total Revenues increased by $7,464,000 or 14.6% to $58,447,000 in the second quarter of 2003 from $50,983,000 in the second quarter of 2002. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                               Three Months Ended
                                                    June 30,
                                   Number of   --------------------   Dollar   Percentage
                                  Properties     2003       2002      Change     Change
                                  -----------  ---------  ---------  --------- -----------
Revenues:
  Property revenues - quarterly
    Quarterly Same Store Properties
      Southern California                 22  $  17,538  $  16,855  $     683         4.1%
      Northern California                 16     12,841     13,938     (1,097)       (7.9)
      Pacific Northwest                   23     10,214     10,567       (353)       (3.3)
                                  -----------  ---------  ---------  --------- -----------
          Properties                      61     40,593     41,360       (767)       (1.9)
  Property revenues - properties
    acquired subsequent to
    March 31, 2002 (1)                           14,688      1,805     12,883       713.7
                                               ---------  ---------  --------- -----------
      Total property revenues                    55,281     43,165     12,116        28.1
Interest and other income                         3,166      7,818     (4,652)      (59.5)
                                               ---------  ---------  --------- -----------
      Total revenues                          $  58,447  $  50,983  $   7,464        14.6%
                                               =========  =========  ========= ===========

(1) Also includes four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities, and development communities.

As set forth in the above table, the $7,464,000 net increase in total revenues was mainly attributable to an increase of $12,883,000 attributable to multifamily properties acquired subsequent to March 31, 2002, four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities, which was offset in part by a decrease in interest and other income of $4,652,000 and a decrease in revenues from the Quarterly Same Store Properties of $767,000. Subsequent to March 31, 2002, the Company acquired interests in 21 multifamily properties, two office buildings, five recreational vehicle parks, two manufactured housing communities and achieved stabilized operations in three redevelopment communities and one development community (the "Quarterly Acquisitions Properties").

Interest and other income decreased by $4,652,000 or 59.5% to $3,166,000 in the second quarter of 2003 from $7,818,000 in the second quarter of 2002. The decrease primarily relates to the payoff or conversion to non-accrual of interest on notes receivable resulting in the decrease in interest income on notes receivables and the sale of co-investment assets resulting in the decrease in income earned on the Company's co-investments.

Property revenues from the Quarterly Same Store Properties decreased by $767,000 or 1.9% to $40,593,000 in the second quarter of 2003 from $41,360,000 in the second quarter of 2002. The majority of this decrease was attributable to the 16 Quarterly Same Store Properties located in Northern California and the 23 Quarterly Same Store Properties located in the Pacific Northwest. The property revenues of the Quarterly Same Store Properties in Northern California decreased by $1,097,000 or 7.9% to $12,841,000 in the second quarter of 2003 from $13,938,000 in the second quarter of 2002. The decrease in Northern California is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 95.3% in the second quarter of 2003 from 95.1% in the second quarter of 2002. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest decreased by $353,000 or 3.3% to $10,214,000 in the second quarter of 2003 from $10,567,000 in the second quarter of 2002. The $353,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 95.2% in the second quarter of 2003 from 93.0% in the second quarter of 2002. The 22 Quarterly Same Store Properties located in Southern California offset the net decrease in total property revenues from the other Quarterly Same Store Properties. The property revenues for these properties increased by $683,000 or 4.1% to $17,538,000 in the second quarter of 2003 from $16,855,000 in the second quarter of 2002. The $683,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 95.9% in the second quarter of 2003 from 94.4% in the second quarter of 2002.

Total Expenses increased by $10,578,000 or approximately 33.6% to $42,051,000 in the second quarter of 2003 from $31,473,000 in the second quarter of 2002. This increase was mainly due to an increase in interest expense of $1,879,000 or 21.7% to $10,531,000 in the second quarter of 2003 from $8,652,000 in the second quarter of 2002. The increase in interest expense is due to increases in the mortgage notes payable and line of credit balances. Property operating expenses increased by $8,401,000 or 39.8% to $29,510,000 in the second quarter of 2003 from $21,109,000 in the second quarter of 2002. Of such operating expense increase $8,152,000 was attributable to the Quarterly Acquisition Properties.

Discontinued operations decreased by $8,133,000 to $0 in the second quarter of 2003 from $8,133,000 in the second quarter in 2002. This decrease is due to the reduction of gain on sale of real estate and operating income from Tara Village, a 168-unit apartment community located in Tarzana, California, which was sold on June 18, 2002.

Minority interests decreased by $539,000 or 8.6% to $5,746,000 in the second quarter of 2003 from $6,285,000 in the second quarter of 2002. This is primarily due to the decrease in net income of the Operating Partnership.

Net income decreased by $10,708,000 or 50.1% to $10,650,000 in the second quarter of 2003 from $21,358,000 in the second quarter of 2002. The decrease in net income is mainly attributable to the factors noted above.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Average financial occupancy rates of the Company's multifamily Same Store Properties (stabilized properties consolidated by the Company for each of the six months ended June 30, 2003 and 2002) was 95.4% and 93.5%, for the six months ended June 30, 2003 and 2002, respectively.

The regional breakdown of average financial occupancy for the multifamily Same Store Properties for the six months ended June 30, 2003 and 2002 are as follows:

                                            Six Months Ended
                                                June 30,
                                          --------------------
                                            2003       2002
                                          ---------  ---------
Southern California                           95.5%      93.2%
Northern California                           95.6%      95.1%
Pacific Northwest                             94.8%      91.9%

Total Revenues increased by $17,047,000 or 17.0% to $117,442,000 in the six months ended June 30, 2003 from $100,395,000 in the six months ended June 30, 2002. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                 Six Months Ended
                                                     June 30,
                                   Number of   --------------------   Dollar   Percentage
                                  Properties     2003       2002      Change     Change
                                  -----------  ---------  ---------  --------- -----------
Revenues:
  Property revenues
  Same Store Properties
    Southern California                   22  $  35,008  $  33,149  $   1,859         5.6%
    Northern California                   16     25,992     28,576     (2,584)       (9.0)
    Pacific Northwest                     23     20,535     21,212       (677)       (3.2)
                                  -----------  ---------  ---------  --------- -----------
          Properties                      61     81,535     82,937     (1,402)       (1.7)
  Property revenues - properties
    acquired subsequent to
    December 31, 2001 (1)                        29,642      3,663     25,979       709.2
                                               ---------  ---------  --------- -----------
      Total property revenues                   111,177     86,600     24,577        28.4
Interest and other income                         6,265     13,795     (7,530)      (54.6)
                                               ---------  ---------  --------- -----------
      Total revenues                          $ 117,442  $ 100,395  $  17,047        17.0%
                                               =========  =========  ========= ===========

(1) Also includes four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities, and development communities.

As set forth in the above table, the $17,047,000 net increase in total revenues was mainly attributable to an increase of $25,979,000 attributable to multifamily properties acquired subsequent to December 31, 2001, four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities, which was offset in part by a decrease in interest and other income of $7,530,000 and a decrease in revenue from the Same Store Properties of $1,402,000. Subsequent to December 31, 2001, the Company acquired interests in 21 multifamily properties, two office buildings, five recreational vehicle parks, two manufactured housing communities and achieved stabilized operations in three redevelopment communities and one development community (the "Acquisitions Properties").

Interest and other income decreased by $7,530,000 or 54.6% to $6,265,000 in the six months ended June 30, 2003 from $13,795,000 in the six months ended June 30, 2002. The decrease primarily relates to the payoff or conversion to non- accrual of interest on notes receivable resulting in the decrease in interest income on notes receivables and the sale of co-investment assets resulting in the decrease in income earned on the Company's co-investments.

Property revenues from the Same Store Properties decreased by $1,402,000 or 1.7% to $81,535,000 in the six months ended June 30, 2003 from $82,937,000 in the six months ended June 30, 2002. The majority of this decrease was attributable to the 16 Same Store Properties located in Northern California and the 23 Same Store Properties located in the Pacific Northwest. The property revenues of the Same Store Properties in Northern California decreased by $2,584,000 or 9.0% to $25,992,000 in the six months ended June 30, 2003 from $28,576,000 in the six months ended June 30, 2002. The decrease in Northern California is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 95.6% in the six months ended June 30, 2003 from 95.1% in the six months ended June 30, 2002. The property revenues of the Same Store Properties in the Pacific Northwest decreased by $677,000 or 3.2% to $20,535,000 in the six months ended June 30, 2003 from $21,212,000 in the six months ended June 30, 2002. The $677,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 94.8% in the six months ended June 30, 2003 from 91.9% in the six months ended June 30, 2002. The 22 multifamily residential properties located in Southern California offset the net decrease in total property revenues from the other Same Store Properties. The property revenues for these properties increased by $1,859,000 or 5.6% to $35,008,000 in the six months ended June 30, 2003 from $33,149,000 in the six months ended June 30, 2002. The $1,859,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 95.5% in the six months ended June 30, 2003 from 93.2% in the six months ended June 30, 2002.

Total Expenses increased by $21,241,000 or approximately 33.4% to $84,918,000 in the six months ended June 30, 2003 from $63,677,000 in the six months ended June 30, 2002. This increase was mainly due to an increase in interest expense $3,889,000 or 22.3% to $21,330,000 in the six months ended June 30, 2003 from $17,441,000 in the six months ended June 30, 2002. The increase in interest expense is due to increases in the mortgage notes payable and line of credit balances. Property operating expenses increased by $16,890,000 or 39.6% to $59,566,000 in the six months ended June 30, 2003 from $42,676,000 in the six months ended June 30, 2002. Of such operating expense increase $15,813,000 was attributable to the Acquisition Properties.

Discontinued operations decreased by $8,286,000 to $0 in the six months ended June 30, 2003 from $8,286,000 in the six months ended June 30, 2002. This decrease is due to the reduction of gain on sale of real estate and operating income from Tara Village, a 168-unit apartment community located in Tarzana, California, which was sold on June 18, 2002.

Minority interests decreased by $706,000 or 5.7% to $11,643,000 in the six months ended June 30, 2003 from $12,349,000 in the six months ended June 30, 2002. This is primarily due to the decrease in net income of the Operating Partnership.

Net income decreased by $11,774,000 or 36.1% to $20,881,000 in the six months ended June 30, 2003 from $32,655,000 in six months ended June 30, 2002. The decrease in net income is mainly attributable to the factors noted above.

Liquidity and Capital Resources

At June 30, 2003, the Company had $8,854,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company has two outstanding unsecured lines of credit for an aggregate amount of $195,000,000. The first line, in the amount of $165,000,000, matures in May 2004, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate, which uses a tiered rate structure tied to the Company's corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.10%. At June 30, 2003 the Company had $135,000,000 outstanding on this line of credit. In July, 2003 the Company expanded this line to $185,000,000. No other terms of this facility were revised. A second line of credit in the amount of $30,000,000 matures in December 2003. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.10%. At June 30, 2003 the Company had $30,000,000 outstanding on this line of credit. At June 30, 2003, these lines of credit bore interest rates of approximately 2.5%. The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

In addition, the Fund, the investment fund managed by the Company, has an unsecured line of credit for an aggregate amount of $125,000,000. This line matures in December 2003. The line bears interest at LIBOR plus 0.875%. As of June 30, 2003, the line had an outstanding balance of $102,950,000. The line provides for debt covenants relating to limitations on mortgage indebtedness.

In addition to the Company's unsecured lines of credit, the Company had $662,712,000 of secured indebtedness at June 30, 2003. Such indebtedness consisted of $596,650,000 in fixed rate debt with interest rates varying from 5.5% to 8.2% and maturity dates ranging from 2005 to 2026. The indebtedness also includes $66,062,000 of tax-exempt variable rate demand bonds with interest rates paid during the six months ended June 30, 2003 which averaged 2.7% and maturity dates ranging from 2020 to 2032. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Company's unrestricted cash balance increased by $292,000 from $8,562,000 as of December 31,2002 to $8,854,000 as of June 30, 2003. The Company generated $50,100,000 in cash from operating activities, used $31,671,000 cash in investing activities and used $18,137,000 cash in financing activities. The $31,671,000 net cash used in investing activities was primarily a result of $13,399,000 used to fund real estate under development, $7,296,000 used to upgrade rental properties and $5,962,000 used in additions to notes receivables from investees, other related parties and other receivables. The $18,137,000 net cash used in financing activities was primarily a result of $32,993,000 of dividends paid, $25,491,000 of repayments of mortgages and other notes payable and lines of credit, $10,140,000 of distributions to minority interest partners offset by $49,140,000 of proceeds from mortgages and other notes and line of credit.

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

The Company is currently developing six multifamily residential projects, with an aggregate of 1,368 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors-- Risks that Development Activities Will be Delayed or Not Completed and/or Fail to Achieve Expected Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $246,300,000. As of June 30, 2003, the remaining commitment to fund these development projects is approximately $107,700,000, of which approximately $49,300,000 is the Company's commitment. The Company expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

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

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Company in 2001. The Fund will be, subject to specific exceptions, the Company's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks. At June 30, 2003 the Fund was approximately 90% invested.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at June 30, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                Less Than     2-3        4-5       Over 5
                                 1 Year      Years      Years      Years      Total
(In thousands)                  ---------  ---------  ---------  ---------  ---------
Mortgage notes payable         $   3,315  $  48,904  $  83,527  $ 526,966  $ 662,712
Lines of credit                   30,000    135,000         --         --    165,000
Development commitments(1)        49,300         --         --         --     49,300
Redevelopment commitments(2)       3,500         --         --         --      3,500
Essex Apartment Value Fund, L.P.
   capital commitment             35,615         --         --         --     35,615
                                ---------  ---------  ---------  ---------  ---------
                               $ 121,730  $ 183,904  $  83,527  $ 526,966  $ 916,127
                                =========  =========  =========  =========  =========
    $28,731 of these commitments relate to actual contracts as of June 30, 2003.
    $1,016 of these commitments relate to actual contracts as of June 30, 2003.

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is reasonably possible that certain of the entities through which and with which the Company conducts business, including those described in Notes 3(b) and 5 of the Company's December 31, 2002 consolidated financial statements will be deemed to be Variable Interest Entities (VIEs) under the provisions of FIN 46. The total assets and liabilities net of intercompany balances of such entities were estimated at $77,216 and $47,098 at June 30, 2003. The Company's estimated maximum exposure to loss would be equal to its investments in these arrangements, which totaled $30,485, as of June 30, 2003. The disclosures provided reflect management's understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Company's various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of FAS 150.

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

Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which the Company owns, manages and develops properties, some of which are located in high-tech sectors, have been and may continue to be in a recession . The impacts of such recession on operating results can include, and are not limited to, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

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

Inflation /Deflation

Substantial inflationary or deflationary pressures would likely have a negative effect on rental rates and property operating expenses. The Company believes it effectively manages its property and other expenses but understands that substantial annual rates of inflation or deflation could adversely impact operating results.

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

The following table sets forth the Company's calculation of Funds from Operations for the three and six months ended June 30, 2003 and 2002.

                                                      Three Months Ended            Six Months Ended
                                                           June 30,                      June 30,
                                                 ----------------------------  --------------------------
                                                     2003           2002           2003          2002
                                                 -------------  -------------  ------------  ------------
Income from continuing operations before
  minority intrusts and discontinued
  operations                                    $  16,396,000  $  19,510,000  $ 32,524,000  $ 36,718,000
Adjustments:
    Gain on sale of co-investment activities               --     (1,389,000)                 (1,389,000)
    Depreciation and amortization                  11,556,000      9,114,000    23,165,000    18,100,000
    Depreciation and amortization --
       unconsolidated co-investments                2,236,000      1,891,000     4,408,000     3,722,000
    Minority interests, excluding depreciation     (4,607,000)    (4,618,000)   (9,218,000)   (9,209,000)
    Income from discontinued operations                    --         69,000            --       225,000
    Depreciation - discontinued operations                 --         95,000            --       191,000
                                                 -------------  -------------  ------------  ------------
    Funds From Operations                       $  25,581,000  $  24,672,000  $ 50,879,000  $ 48,358,000
                                                 =============  =============  ============  ============
Weighted average number
  shares outstanding diluted (1)                   23,558,314     21,115,264    23,511,388    21,046,919
                                                 =============  =============  ============  ============

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                   2003          2002
                                                                               ------------  ------------
Cash flow provided by (used in):
     Operating activities                                                     $ 50,100,000  $ 45,359,000
     Investing activities                                                      (31,671,000)  (32,767,000)
     Financing activities                                                      (18,137,000)  (10,368,000)

(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership. Minority interests have been adjusted to reflect such conversion.

Item 3: Quantitative andQualitative Disclosures About Market Risk

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

For the Years Ended           2003      2004      2005       2006      2007    Thereafter        Total     Fair value
                            --------  --------  ---------  --------  --------  -----------     ---------   ---------
Fixed rate debt
   (In thousands)
Amount                     $  3,315  $  7,901  $  41,003  $ 20,397  $ 63,130  $   460,904     $ 596,650   $ 576,894
Average interest rate           6.9%      6.9%       6.9%      6.9%      6.9%         6.8%

Variable rate debt
   (In thousands)
Amount                     $ 30,000  $135,000  $      --  $     --  $     --  $    66,062 (1) $ 231,062   $ 231,062
Average interest                2.7%      2.5%        --        --        --          3.0%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

The table incorporates only those exposures that exist as of June 30, 2003; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4: Controls and Procedures

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 4: Submission of Matters to a Vote of Security Holders

At the Company's annual meeting, held on May 13, 2003 in Menlo Park, California, the following votes of security holders occurred:
    The following persons were duly elected by the stockholders of the Company as Class III directors of the Company, each for a three (3) year term (until 2006) and until their successors are elected and qualified:
      George M. Marcus, 16,871,008 votes for and 1,115,899 votes withheld;
      Gary P. Martin, 17,726,250 votes for and 260,657 votes withheld; and
      William A. Millichap, 17,731,778 votes for and 255,129 votes withheld.
    The stockholders ratified the appointment of KPMG LLP as the Company's independent public auditors for the year ended December 31, 2003 by a vote of 17,540,494 for, 432,397 votes against and 14,014 votes abstaining.

Item 6: Exhibits and Reports on Form 8-K

  Exhibits

  10.1 Seventh Amendment to the First Amended and restated Agreement of Limited Partnership of Essex Portfolio, L.P. *

  31.1 Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  __________

  * Management contract or compensatory plan or agreements.

  Reports on Form 8-K

On May 1, 2003 the Company filed a Current Report on Form 8-K to file a press release to announce first quarter 2003 results.

On June 2, 2003 the Company filed a Current Report on Form 8-K to file a written communication comprised of slides shown during an investor presentation on June 3, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

August 13, 2003

By: /s/ MARK J. MIKL

Mark J. Mikl
First Vice President, Treasurer and Controller
(Authorized Officer and Principal Accounting Officer)