Form 10-Q
period 2003-09-30
ESSEX PROPERTY TRUST INC
filed 2003-11-14
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

22,788,642 shares of Common Stock as of November 1, 2003

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                 September 30, December 31,
                                                                     2003          2002
                                                                 ------------  ------------
                            Assets
Real estate:
  Rental properties:
     Land and land improvements                                 $    392,156  $    368,712
     Buildings and improvements                                    1,212,194     1,147,244
                                                                 ------------  ------------
                                                                   1,604,350     1,515,956
     Less accumulated depreciation                                  (227,300)     (191,821)
                                                                 ------------  ------------
                                                                   1,377,050     1,324,135
  Investments                                                         88,831        61,212
  Real estate under development                                       96,203       143,756
                                                                 ------------  ------------
                                                                   1,562,084     1,529,103
Cash and cash equivalents-unrestricted                                10,400         8,562
Cash and cash equivalents-restricted                                  10,072         9,265
Notes receivable from investees and related parties                   18,620        24,081
Notes and other receivables                                           34,873        31,318
Prepaid expenses and other assets                                     17,584        11,133
Deferred charges, net                                                  5,448         6,272
                                                                 ------------  ------------
                                                                $  1,659,081  $  1,619,734
                                                                 ============  ============

             Liabilities and Stockholders' Equity
Mortgage notes payable                                          $    664,596  $    677,563
Lines of credit                                                      162,700       126,500
Accounts payable and accrued liabilities                              32,792        35,791
Dividends payable                                                     20,527        17,879
Other liabilities                                                      8,535         8,157
                                                                 ------------  ------------
          Total liabilities                                          889,150       865,890
Minority interests                                                   263,683       262,530
Stockholders' equity:
  Common stock, $.0001 par value, 655,682,178
    and 656,682,178 authorized, 21,186,942 and
    20,983,193 issued and outstanding                                      2             2
  Cumulative redeemable preferred stock; $.0001 par value:
    No shares issued and outstanding:
       7.875% Series B 2,000,000 shares authorized                        --            --
       9.125% Series C 500,000 shares authorized                          --            --
       9.30% Series D 2,000,000 shares authorized                         --            --
       9.25% Series E 2,200,000 shares authorized                         --            --
    7.8125% Series F 1,000,000 and no shares authorized, 1,000,000
       and no shares issued and outstanding, liquidation value        25,000            --
  Excess stock, $.0001 par value, 330,000,000 shares
    authorized and no shares issued and outstanding                       --            --
  Additional paid-in capital                                         544,252       535,125
  Distributions in excess of accumulated earnings                    (63,006)      (43,813)
                                                                 ------------  ------------
          Total stockholders' equity                                 506,248       491,314
                                                                 ------------  ------------
Commitments and contingencies
                                                                $  1,659,081  $  1,619,734
                                                                 ============  ============

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                         ------------------------  ------------------------
                                                            2003         2002         2003         2002
                                                         -----------  -----------  -----------  -----------
Revenues:
   Rental                                               $    53,431  $    42,337  $   161,131  $   126,223
   Other property                                             1,824        1,292        5,301        4,004
                                                         -----------  -----------  -----------  -----------
      Total property                                         55,255       43,629      166,432      130,227
   Interest and other                                         2,982        5,166        9,247       18,961
                                                         -----------  -----------  -----------  -----------
      Total revenues                                         58,237       48,795      175,679      149,188
                                                         -----------  -----------  -----------  -----------
Expenses:
   Property operating expenses:
      Maintenance and repairs                                 4,540        2,965       12,476        8,131
      Real estate taxes                                       4,407        3,158       13,144        9,426
      Utilities                                               3,303        2,050        9,015        6,333
      Administrative                                          4,377        3,403       14,950       10,075
      Advertising                                             1,016          658        2,878        2,011
      Insurance                                                 883          604        2,464        1,436
      Depreciation and amortization                          12,308        9,129       35,473       27,229
                                                         -----------  -----------  -----------  -----------
                                                             30,834       21,967       90,400       64,641
   Interest                                                  10,528        8,621       31,858       26,062
   Amortization of deferred financing costs                     333          147          825          442
   General and administrative                                 1,678        1,482        5,208        4,747
                                                         -----------  -----------  -----------  -----------
      Total expenses                                         43,373       32,217      128,291       95,892
                                                         -----------  -----------  -----------  -----------
      Income from continuing operations before
        minority interests and discontinued
        operations                                           14,864       16,578       47,388       53,296
   Minority interests                                        (5,604)      (5,964)     (17,247)     (18,313)
                                                         -----------  -----------  -----------  -----------
      Income from continuing operations                       9,260       10,614       30,141       34,983

Discontinued operations (net of minority interests):
   Income from real estate sold                                  --           --           --          225
   Gain on sale of real estate                                   --           --           --        8,061
                                                         -----------  -----------  -----------  -----------
      Net income                                        $     9,260  $    10,614  $    30,141  $    43,269
                                                         ===========  ===========  ===========  ===========
Per common share data:
   Basic:
      Income from continuing operations                 $      0.44  $      0.58  $      1.43  $      1.89
      Income from discontinued operations                        --           --           --         0.45
                                                         -----------  -----------  -----------  -----------
      Net income                                        $      0.44  $      0.58  $      1.43  $      2.34
                                                         ===========  ===========  ===========  ===========
      Weighted average number of common shares
        outstanding during the period                    21,126,229   18,345,664   21,053,215   18,481,300
                                                         ===========  ===========  ===========  ===========
   Diluted:
      Income from continuing operations                 $      0.43  $      0.57  $      1.42  $      1.88
      Income from discontinued operations                        --           --           --         0.44
                                                         -----------  -----------  -----------  -----------
      Net income                                        $      0.43  $      0.57  $      1.42  $      2.32
                                                         ===========  ===========  ===========  ===========
      Weighted average number of common shares
        outstanding during the period                    21,377,735   18,508,907   21,265,073   18,640,602
                                                         ===========  ===========  ===========  ===========

   Dividend per common share                            $      0.78  $      0.77  $      2.34  $      2.31
                                                         ===========  ===========  ===========  ===========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
for the nine months ended September 30, 2003 and the
year ended December 31, 2002
(Unaudited)
(Dollars and shares in thousands)

                                         Series F                                       Distributions
                                     Preferred stock      Common stock       Additional in excess of
                                  -------------------- --------------------   paid-in    accumulated
                                   Shares     Amount    Shares     Amount     capital     earnings       Total
                                  ---------  --------- ---------  ---------  ---------  -------------  ---------
Balances at December 31, 2001           --  $      --    18,428  $       2  $ 421,592  $     (39,920) $ 381,674
Shares purchased by Operating
   Partnership                          --         --      (411)        --    (19,715)            --    (19,715)
Issuance of common stock under
   stock-based compensation plans       --         --       246         --      3,376             --      3,376
Issuance of common stock                --         --     2,720         --    136,809             --    136,809
Reallocation of minority interest       --         --        --         --     (6,937)            --     (6,937)
Net income                              --         --        --         --         --         52,874     52,874
Dividends declared                      --         --        --         --         --        (56,767)   (56,767)
                                  ---------  --------- ---------  ---------  ---------  -------------  ---------
Balances at December 31, 2002           --         --    20,983          2    535,125        (43,813)   491,314
Issuance of common stock under
   stock-based compensation plans       --         --       168         --      5,478             --      5,478
Issuance of common stock                --         --        36         --      2,170             --      2,170
Issuance of preferred stock          1,000     25,000        --         --       (588)            --     24,412
Reallocation of minority interest       --         --        --         --      2,067             --      2,067
Net income                              --         --        --         --         --         30,141     30,141
Dividends declared                      --         --        --         --         --        (49,334)   (49,334)
                                  ---------  --------- ---------  ---------  ---------  -------------  ---------
Balances at September 30, 2003       1,000  $  25,000    21,187  $       2  $ 544,252  $     (63,006) $ 506,248
                                  =========  ========= =========  =========  =========  =============  =========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                            Nine Months Ended
                                                                                            September 30,
                                                                                            --------------------
                                                                                              2003       2002
                                                                                            ---------  ---------
Net cash provided by operating activities                                                  $  73,748  $  67,892
                                                                                            ---------  ---------
Cash flows from investing activities:
   Additions to real estate:
       Acquisitions                                                                               --     (8,864)
       Improvements to recent acquisitions                                                    (6,336)      (794)
       Redevelopment                                                                          (1,508)    (6,486)
       Revenue generating capital expenditures                                                  (144)      (664)
       Non-revenue generating capital expenditures                                            (5,102)    (4,130)
   Increase/(decrease) in restricted cash                                                       (807)     8,674
   Additions to notes receivable from investees, other
      related parties and other receivables                                                   (8,337)    (4,109)
   Repayment of notes receivable from investees, other
      related parties and other receivables                                                    8,093      4,624
   Additions to real estate under development                                                (20,119)   (41,935)
   Net distributions from (contributions to) investments in corporations
      and limited partnerships                                                               (24,293)    16,469
                                                                                            ---------  ---------
       Net cash used in investing activities                                                 (58,553)   (37,215)
                                                                                            ---------  ---------
Cash flows from financing activities:
   Proceeds from mortgage and other notes payable and lines of credit                         89,851     98,500
   Repayment of mortgage and other notes payable and lines of credit                         (66,618)   (55,301)
   Additions to deferred charges                                                                (159)    (1,041)
   Net proceeds from stock options exercised                                                   5,020      3,307
   Issuance of preferred stock                                                                24,664         --
   Contributions from minority interest partners                                                  --        (14)
   Distributions to minority interest partners                                               (15,389)   (18,851)
   Shares purchased by Operating Partnership                                                      --    (19,715)
   Redemption of Operating Partnership units                                                    (542)      (309)
   Dividends paid                                                                            (50,184)   (41,546)
                                                                                            ---------  ---------
      Net cash used in financing activities                                                  (13,357)   (34,970)
                                                                                            ---------  ---------
Net increase in cash and cash equivalents                                                      1,838     (4,293)
Cash and cash equivalents at beginning of period                                               8,562      6,440
                                                                                            ---------  ---------
Cash and cash equivalents at end of period                                                 $  10,400  $   2,147
                                                                                            =========  =========
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $3,108 and $4,906 capitalized
        in 2003 and 2002, respectively                                                     $  28,867  $  21,764
                                                                                            =========  =========

Supplemental disclosure of non-cash investing and financing activities:
   Receipt of note receivable from third party in exchange for the following:
        Note receivable from investee                                                      $      --  $  34,000
        Accrued interest on note receivable from investee                                         --      2,393
        Investments                                                                               --      8,990
        Other receivables from investee                                                           --        117
        Less cash received from investee                                                          --     (5,500)
                                                                                            ---------
                                                                                           $      --  $  40,000
                                                                                            =========  =========

   Proceeds from disposition of real estate held by exchange
        facilitator and classified as other asset                                          $      --  $  19,477
                                                                                            =========  =========

   Additional investment in limited partnership:
        Investments                                                                        $      --  $   3,681
        Accounts payable                                                                          --     (3,681)
                                                                                            ---------  ---------
                                                                                           $      --  $      --
                                                                                            =========  =========

   Issuance of Operating Partnership Units in connection with the purchase of real estate  $   5,768  $      --
                                                                                            =========  =========

   Real estate under development transferred to rental property                            $  72,711  $      --
                                                                                            =========  =========

   Common stock issued pursuant to phantom stock plan                                      $     458  $      --
                                                                                            =========  =========

   Issuance of common stock in connection with the Sachs merger                            $   2,170  $      --
                                                                                            =========  =========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003 and 2002
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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). The Company is the sole general partner in the Operating Partnership, with a 90.1%, 90.0% and 88.7% general partnership interest as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

As of September 30, 2003, the Company operates and has ownership interests in 117 multifamily properties (containing 25,095 units), five recreational vehicle parks (comprising 1,717 spaces), four office buildings (with approximately 63,540 square feet) and two manufactured housing communities (containing 607 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas, Las Vegas, Nevada and Hemet, California).

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities. Currently the Fund is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Company, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. The Fund now expects to utilize leverage of approximately 61% of the value of the underlying real estate portfolio. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks.

The Company invests in joint ventures, which generally involve multifamily property acquisitions. For joint ventures entered into after January 31, 2003, the Company follows the guidance provided by FASB Interpretation No 46 (FIN 46), "Consolidation of Variable Interest Entities." The Company did not enter into any new joint ventures during the nine months ended September 30, 2003. For joint ventures entered into prior to January 31, 2003, the Company accounts for these investments under the equity or consolidation methods of accounting based on the voting control it exercises through its ownership interests in these affiliates. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Company's equity in undistributed earnings or losses since its initial investment. The individual assets, liabilities, revenues and expenses of the joint venture are not recorded in the Company's consolidated financial statements.

Beginning on December 31, 2003, the Company is required to apply the provisions of FIN 46 to all investments (including joint ventures) and all other arrangements which were entered into prior to January 31, 2003 to evaluate whether such arrangements represents involvement with a variable interest entities ("VIE"). Further evaluation is required to determine whether the Company should continue using its historical accounting method or consolidate the VIE. FIN 46 may be applied prospectively with a cumulative- effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative- effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is reasonably possible that certain of the entities through which and with which the Company conducts business, including those described in Notes 3(b) and 5 of the Company's December 31, 2002 consolidated financial statements will be deemed to be VIEs under the provisions of FIN 46. Based on its preliminary evaluation of the entities considered reasonably possible to be VIEs, the total assets and liabilities net of intercompany balances of such entities were estimated at $77,775 and $55,603 at September 30, 2003. The Company's estimated maximum exposure to loss would be equal to its investments in these arrangements, which totaled $22,850, as of September 30, 2003. The disclosures provided reflect management's understanding and analysis of FIN 46 based upon information currently available. The evaluation of the impact of FIN 46 on the Company's consolidated financial statements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

Included in the Company's investments accounted for under the equity method are limited partnership interests in 17 partnerships (Down REIT entities), which collectively own ten multifamily properties, comprised of 1,831 units. These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. At September 30, 2003, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,467,198. The equity in income or loss reported by the Company under the equity method of accounting for these down REIT entities is the net income of these down REIT entities as reduced by the income allocated to the other limited partners which is equal to the distributions they received.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company's equity in income from investments accounted for using the equity method was $1,848 and $1,835 for the three months ended September 30, 2003 and 2002, respectively, and $5,458 and $7,135 for the nine months ended September 30, 2003 and 2002, respectively, and is classified as "Interest and other income" in the accompanying consolidated statement of operations.

Certain prior year balances have been reclassified to conform to the current year presentation.

Stock-based Compensation

The Company applies APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans granted to employees and directors. Under APB 25, no compensation cost has been recognized for stock options granted to employees and directors since all such stock options were granted with an exercise price equal to the fair market value of the underlying common stock. For the Company's long-term incentive plan and phantom stock plan, no compensation expense was recognized during the three months ended September 30, 2003 and 2002 and $408 and $911 was recognized for the nine months ended September 30, 2003 and 2002, respectively. Had compensation cost for these stock options and the Company's other plans been determined based on the fair value at the grant dates consistent with the fair value method pursuant to FAS 123, the Company's net income applicable to common stockholders for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

                                             Three Months Ended      Nine Months Ended
                                                September 30,          September 30,
                                            --------------------   --------------------
                                              2003       2002        2003       2002
                                            ---------  ---------   ---------  ---------
Net income available to common stockholders:
   As reported                             $   9,260  $  10,614   $  30,141  $  43,269
   Pro forma                                   9,133     10,488      29,760     42,890

Basic earnings per common share:
   As reported                             $    0.44  $    0.58   $    1.43  $    2.34
   Pro forma                                    0.43       0.57        1.41       2.32

Diluted earnings per common share:
   As reported                             $    0.43  $    0.57   $    1.42  $    2.32
   Pro forma                                    0.43       0.57        1.40       2.30

Weighted-average fair value of stock
   options granted during the periods
   presented                               $    3.90  $    4.69   $    3.90  $    4.69

The fair value of stock options granted each period was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                             ----------------------- ------------------------
                                2003        2002         2003        2002
                             ----------- ----------- ------------ -----------
Risk-free interest rates        2.63%    3.08%-4.62%  2.17%-2.78% 3.08%-4.62%
Expected lives                 6 years     6 years     6 years      6 years
Volatility                     19.18%      18.92%    17.89%-19.18%  18.92%
Dividend yield                  5.73%       6.30%    5.73%-6.12%     6.30%

(2) Significant Transactions for the Quarter ended September 30, 2003

  Development Communities

  The Company defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At September 30, 2003, the Company (including the Fund's development communities) had ownership interests in six development communities, with an aggregate of 1,368 multifamily units and an estimated total cost of $229,700 of which approximately $74,800 remains to be expended and of which approximately $36,400 is the Company's commitment.

  During the third quarter, the Company completed construction and neared completion on the lease-up at The San Marcos (phase I), a 312-unit apartment community located in Richmond, California. This property reached stabilized operations in October 2003 and will be reclassified from real estate under development to rental properties on the Company's balance sheet in the fourth quarter of 2003.

  During the quarter, the Company continued construction at the San Marcos project of an additional 120 units (phase II), which are located directly adjacent to the first phase. It is anticipated that construction of these additional units will be completed in the second quarter of 2004 and is expected to reach stabilized operations in the fourth quarter of 2004.

  Construction continued during the quarter at Hidden Valley, a 324-unit apartment community located in Simi Valley, California. The Company expects initial occupancy to take place in the fourth quarter of 2003 and to reach stabilized operations in the third quarter of 2004. The Company has a 75 percent ownership interest in this development project.

  Redevelopment Communities

  The Company defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At September 30, 2003, the Company (including the Fund's redevelopment communities) has ownership interests in two redevelopment communities, which contain an aggregate of 782 units and an estimated total cost specifically related to the redevelopment of $7,000 of which approximately $4,400 remains to be expended and of which approximately $3,000 is the Company's commitment.

  Equity

  On July 30, 2003, in connection with the Company's acquisition, by merger, of John M. Sachs, Inc. ("Sachs") on December 17, 2002, and under terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date. Based on this final analysis and as a post-closing adjustment payment pursuant to the merger agreement, the Company made a final payment of $1,766 in cash and issued an additional 35,860 shares of common stock to certain of the pre-merger shareholders of Sachs.

  On September 23, 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares. The shares do not begin to accrue a dividend until November 25, 2003 and following that date, will pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and will be redeemable by the Company on or after September 23, 2008. The Company will amortize the original discount in connection with the issuance of these shares in the fourth quarter of 2003, resulting in a charge of approximately $336.

  Debt

  During the quarter the Company expanded its existing $165,000 unsecured revolving credit facility to $185,000. No other material terms of this facility were revised.

  Other

  In August 2000 an affiliate of the Company sold a vacant 110,000 square foot office building located in Irvine, California to a third party for $15,000. The Company loaned the buyer $15,000 as a secured first mortgage on the property. In addition, after the buyer expended $500 for such items as tenant improvements, leasing commissions, and carrying costs, the Company agreed to lend an additional $4,500 to the buyer for these related items, under a mezzanine loan, which is secured by a second deed of trust on the property (the Mezzanine Loan). The current balance of the Mezzanine Loan is approximately $3,800, of which the principal shareholder of the buyer guarantees $1,700. The Company has evaluated the realization potential of the first and mezzanine loan and effective June 2002, ceased accruing interest income on these notes until the timing of the borrower's cash flow from the office building is more predictable. The loan matured in March 2003 and is default. Management is currently evaluating its potential courses of action.

  Subsequent Event - Common Stock

  On October 6, 2003, the Company sold 1.6 million newly issued shares of common stock receiving offering proceeds (before expenses) of $60.67 per share, representing a 3.25% discount to the common stock's closing price on September 30, 2003, the date of the underwriting agreement between the Company and the underwriter, pursuant to which the shares were sold. The net proceeds of the offering of approximately $96,772 is expected to be used for the acquisition of multifamily communities located in the Company's targeted West Coast markets and may also be used for general corporate purposes, including the repayment of debt and the funding of development activities.

  Subsequent Event - Acquisitions

  On October 9, 2003, the Company acquired two multifamily communities comprising 442 apartment homes in the Seattle, Washington metropolitan area for an aggregate purchase price of $41,700. One property is Canyon Pointe, a 250- unit multifamily property located in Bothell, Washington and the other is Forest View, a 192-unit multifamily property located in Renton, Washington. Neither property was encumbered with debt.

  On October 23, 2003, the Company acquired Walnut Heights Apartments, a 163- unit multifamily community located in the City of Walnut, California, for a contract price of approximately $24,300. This property was not encumbered with debt.

  Subsequent Event - Preferred Units

  On October 14, 2003, the Company issued a notice of redemption to the holders of its 9.125% Series C Cumulative Redeemable Preferred Units. Pursuant to the provisions of the Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., the Company expects to redeem all outstanding Series C Preferred Units on November 24, 2003. As a result of this redemption, the Company will record a non-cash charge of approximately $625, representing the costs associated with the issuance of these securities in 1998.

  Private Equity Fund

Acquisition Activities of the Essex Apartment Value Fund (the "Fund")

On July 11, 2003, the Fund acquired an ownership interest in Coronado North and South, located in Newport Beach, California, for approximately $33,700 from an unrelated co-investment partner.

Disposition Activities of the Fund

On July 24, 2003, the Fund sold a 30 unit apartment community, which was acquired on May 1, 2003 in conjunction with the purchase of three multifamily properties comprised of 288 apartment homes all located in San Dimas, California, for $4,175 in cash to an unrelated third party. This property was not encumbered by a mortgage. No gain or loss was realized on this transaction.

Development Communities of the Fund

At September 30, 2003 the Fund has three development communities with an aggregate of 612 multifamily units and an estimated total cost of $107,500 of which $48,800 remains to be expended and approximately $10,400 is the Company's commitment. The total cost estimated does not include costs related to the construction of its 132-unit Kelvin Avenue project in Irvine, California. The Kelvin Avenue project is still in the process of obtaining entitlements.

Redevelopment Communities of the Fund

At September 30, 2003 the Fund has one redevelopment community, a 174 unit apartment community with an estimated total cost specifically related to the redevelopment of $3,500 of which $1,700 remains to be expended and approximately $400 is the Company's commitment.

Debt Transactions of the Fund

On July 28, 2003, the Fund obtained a non-recourse mortgage on a previously unencumbered property in the amount of $9,600, with a 5.03% fixed interest rate for a 8-year term, which matures in July 2011, with an option to extend the maturity for one year thereafter at a floating rate of 2.5% over Freddie Mac's Reference Bill. During the extension period, the loan may be paid in full with no prepayment penalty.

Completion of Real Estate Investments by the Fund

Currently the Fund is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures.

(3) Related Party Transactions

All general and administrative expenses of the Company and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Company, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended September 30, 2003 and 2002 totaled $615 and $532, respectively, and $1,907 and $2,010 for the nine months ended September 30, 2003 and 2002, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

Interest and other income includes interest income earned on notes receivable from investees of $79 and $377 for the three months ended September 30, 2003 and 2002, respectively, and $235 and $2,535 for the nine months ended September 30, 2003 and 2002, respectively. Other income also includes management fee income and investment income from the Company's investees of $2,761 and $2,058 for the three months ended September 30, 2003 and 2002, respectively, and $8,538 and $7,647 for the nine months ended September 30, 2003 and 2002, respectively.

Notes receivable from investees and other related party receivables as of September 30, 2003 and December 31, 2002 consist of the following:

                                                                                  September 30, December 31,
                                                                                      2003          2002
                                                                                  ------------  ------------
   Notes receivable from joint venture investees:

      Note receivable from Highridge Apartments, secured, bearing
      interest at 10%, due on demand                                             $      2,950  $      2,950

      Notes receivable from Essex Fidelity I Corp ("EFC"), secured,
      bearing interest at LIBOR + 2.5%, due 2004                                        7,065        14,979

      Note receivable from EFC, unsecured, bearing interest at 7.5%, due 2011             390           726

      Receivable from Newport Beach North, LLC and Newport Beach South, LLC,
      unsecured, non interest bearing, due on demand                                    1,967           376

   Other related party receivables:

      Loans to officers prior to July 31, 2002, secured, bearing interest at 8%,
      due April 2006                                                                      633           633

      Other related party receivables, substantially due on demand                      5,615         4,417
                                                                                  ------------  ------------
                                                                                 $     18,620  $     24,081
                                                                                  ============  ============

The Company's officers and directors do not have substantial economic interest in these joint venture investees.

Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees, and unreimbursed expenses due from EMC.

(4) New Accounting Pronouncements Adopted During the Quarter

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity's other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB deferred indefinitely the provision within FAS 150 which required non-controlling interests in consolidated finite life entities to be presented as a liability. The adoption of FAS 150 on July 1, 2003 did not have any impact on our consolidated financial statements.

(5) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and the Pacific Northwest. Excluded from segment revenues are properties outside of these regions and interest and other income. Non- segment revenues and net operating income included in the following schedule also consists of revenue generated from the commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivables, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                           2003         2002
                                                        -----------  -----------
Revenues:
    Southern California                                $    27,184  $    18,560
    Northern California                                     15,099       14,399
    Pacific Northwest                                       10,032       10,534
    Other non-segment areas                                  2,940          136
                                                        -----------  -----------
                                                            55,255       43,629
Interest and other income                                    2,982        5,166
                                                        -----------  -----------
        Total revenues                                 $    58,237  $    48,795
                                                        ===========  ===========
Net operating income:
    Southern California                                $    18,587  $    13,192
    Northern California                                     10,200       10,467
    Pacific Northwest                                        6,773        7,060
    Other non-segment areas                                  1,169           72
                                                        -----------  -----------
        Total net operating income                          36,729       30,791
Interest and other income                                    2,982        5,166
Depreciation and amortization:
    Southern California                                     (5,058)      (3,522)
    Northern California                                     (3,511)      (2,752)
    Pacific Northwest                                       (2,633)      (2,790)
    Other non-segment areas                                 (1,106)         (65)
                                                        -----------  -----------
                                                           (12,308)      (9,129)
Interest:
    Southern California                                     (3,439)      (1,839)
    Northern California                                     (2,807)      (2,839)
    Pacific Northwest                                       (1,001)      (1,519)
    Other non-segment areas                                 (3,281)      (2,424)
                                                        -----------  -----------
                                                           (10,528)      (8,621)
Amortization of deferred financing costs                      (333)        (147)
General and administrative                                  (1,678)      (1,482)
                                                        -----------  -----------
        Income from continuing operations before
          minority interests and discontinued
          operations                                   $    14,864  $    16,578
                                                        ===========  ===========

(5) Segment Information  (continued)

                                                           Nine Months Ended
                                                              September 30,
                                                        ------------ -----------
                                                           2003         2002
                                                        -----------  -----------
Revenues:
    Southern California                                $    80,259  $    53,996
    Northern California                                     46,206       44,073
    Pacific Northwest                                       30,567       31,747
    Other non-segment areas                                  9,400          411
                                                        -----------  -----------
        Total segment revenues                             166,432      130,227
Interest and other income                                    9,247       18,961
                                                        -----------  -----------
        Total revenues                                 $   175,679  $   149,188
                                                        ===========  ===========
Net operating income:
    Southern California                                $    55,293  $    38,183
    Northern California                                     31,900       32,946
    Pacific Northwest                                       19,999       21,461
    Other non-segment areas                                  4,313          225
                                                        -----------  -----------
        Total segment net operating income                 111,505       92,815
Interest and other income                                    9,247       18,961
Depreciation and amortization:
    Southern California                                    (15,361)     (10,375)
    Northern California                                     (9,724)      (8,263)
    Pacific Northwest                                       (8,044)      (8,381)
    Other non-segment areas                                 (2,344)        (210)
                                                        -----------  -----------
                                                           (35,473)     (27,229)
Interest:
    Southern California                                    (10,328)      (5,533)
    Northern California                                     (8,397)      (8,480)
    Pacific Northwest                                       (3,082)      (4,566)
    Other non-segment areas                                (10,051)      (7,483)
                                                        -----------  -----------
                                                           (31,858)     (26,062)
Amortization of deferred financing costs                      (825)        (442)
General and administrative                                  (5,208)      (4,747)
                                                        -----------  -----------
        Income from continuing operations before
          minority interests and discontinued
          operations                                   $    47,388  $    53,296
                                                        ===========  ===========

                                                       September 30,  December 31,
                                                           2003         2002
                                                        -----------  -----------
Assets:
  Net real estate assets:
    Southern California                                $   692,255  $   700,877
    Northern California                                    364,561      293,541
    Pacific Northwest                                      245,698      251,252
    Other non-segment areas                                 74,536       78,465
                                                        -----------  -----------
        Total net real estate assets                     1,377,050    1,324,135
  Other non-segment assets                                 282,031      295,599
                                                        -----------  -----------
        Total assets                                   $ 1,659,081  $ 1,619,734
                                                        ===========  ===========

(6) Net Income Per Common Share

                                                Three Months Ended                Three Months Ended
                                                September 30, 2003                September 30, 2002
                                          --------------------------------  --------------------------------
                                                      Weighted      Per                 Weighted      Per
                                                       Average     Common                Average     Common
                                                       Common      Share                 Common      Share
                                           Income      Shares      Amount    Income      Shares      Amount
                                          ---------  -----------  --------  ---------  -----------  --------
Basic - Net income                       $   9,260   21,126,229  $   0.44  $  10,614   18,345,664  $   0.58
                                                                  ========                          ========

  Effect of Dilutive Securities:
    Convertible limited partnership
      Units(1)                                  --           --                   --           --
    Stock options (2)                           --      195,506                   --      163,243
    Vested series Z incentive units             --       56,000                   --           --
                                          ---------  -----------            ---------  -----------
                                                --      251,506                   --      163,243
                                          ---------  -----------            ---------  -----------

Diluted - Net income                     $   9,260   21,377,735  $   0.43  $  10,614   18,508,907  $   0.57
                                          =========               ========  =========               ========

                                                  Nine Months Ended                  Nine Months Ended
                                                 September 30, 2003                 September 30, 2002
                                          --------------------------------  --------------------------------
                                                      Weighted      Per                 Weighted      Per
                                                       Average     Common                Average     Common
                                                       Common      Share                 Common      Share
                                           Income      Shares      Amount    Income      Shares      Amount
                                          ---------  -----------  --------  ---------  -----------  --------
Basic:
  Income from continuing operations      $  30,141   21,053,215  $   1.43  $  34,983   18,481,300  $   1.89
  Income from discontinued operations           --   21,053,215        --      8,286   18,481,300      0.45
                                          ---------               --------  ---------               --------
                                            30,141               $   1.43     43,269               $   2.34
                                                                  ========                          ========

  Effect of Dilutive Securities:
    Convertible limited partnership
      Units(1)                                  --           --                   --           --
    Stock options (2)                           --      155,975                   --      159,302
    Vested series Z incentive units             --       55,883                   --           --
                                          ---------  -----------            ---------  -----------
                                                --      211,858                   --      159,302
                                          ---------  -----------            ---------  -----------
 Diluted:
  Income from continuing operations         30,141   21,265,073  $   1.42     34,983   18,640,602  $   1.88
  Income from discontinued operations           --   21,265,073        --      8,286   18,640,602      0.44
                                          ---------               --------  ---------               --------
                                         $  30,141               $   1.42  $  43,269               $   2.32
                                          =========               ========  =========               ========

(1) Convertible limited partnership units of 2,269,490 and 2,280,304 for the three months ended September 30, 2003 and 2002, respectively, and 2,270,087 and 2,282,369 for the nine months ended September 30, 2003 and 2002, respectively, were not included because they were anti- dilutive.

(2) The following stock options are not included in the diluted earnings per share calculation because the exercise price of the option was greater than the average market price of the common share for the quarter and, therefore, would be anti-dilutive:

                        Three Months Ended       Nine Months Ended
                               September 30,            September 30,
                        ------------------------ -----------------------
                           2003         2002        2003        2002
                        -----------  ----------- ----------- -----------
Number of options           --         75,750        --        75,750
Range of exercise prices    n/a      $50.88-54.25    n/a     $50.88-54.2

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three and nine months ended September 30, 2003 and 2002. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2003, December 31, 2002 and September 30, 2002, with a 90.1%, 90.0% and 88.7 % general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 96% of its property revenues for the three and nine months ended September 30, 2003 and 2002. The Company's multifamily properties (the "Properties") are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas, Las Vegas, Nevada and Hemet, California).

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities. Currently the Fund is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. The Fund now expects to utilize leverage of approximately 61% of the value of the underlying real estate portfolio. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Company will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. Since its formation, the Fund has acquired ownership interests in 17 multifamily residential properties, representing 4,926 apartment units with an aggregate purchase price of approximately $500 million, excluding redevelopment expenses, and disposed of two multifamily residential property, consisting of 530 apartment units at a gross sales price of approximately $73 million resulting in a net realized gain of approximately $5.7 million. In addition, three development land parcels, where approximately 612 apartment units are planned for construction, have been purchased by the Fund with a total estimated cost for the projects of approximately $107.5 million. As of September 30, 2003, the remaining commitments to fund these projects is approximately $48.8 million of which approximately $10.4 million is the Company's commitment.  The 132- unit Kelvin Avenue development project in Irvine, California is still in the process of obtaining entitlements and its estimated total costs have not yet been finalized and is not included in the numbers above.

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

Since the Company's initial public offering (the "IPO") in June 1994, the Company has acquired ownership interests in 105 multifamily residential properties, its headquarters building, three Southern California office buildings, five recreational vehicle parks, and two manufactured housing communities. With respect to the multifamily residential properties that the Company acquired, 14 are located in Northern California, 69 are located in Southern California, 15 are located in the Seattle Metropolitan Area, five are located in the Portland Metropolitan Area and two are located in other areas. In total, these acquisitions consist of 21,536 units with total capitalized acquisition costs of approximately $2,005.2 million. Additionally, since its IPO, the Company has developed and has ownership interests in ten multifamily properties that have reached stabilized operations. These development properties consist of 2,406 units with total capitalized development costs of $309.5 million. As part of its active portfolio management strategy, the Company has disposed of, since its IPO, twelve multifamily residential properties (six in Northern California, five in Southern California and one in the Pacific Northwest) consisting of a total of 2,014 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $259.5 million resulting in a net realized gain of approximately $53.8 million.

The Company (excluding the Fund's development communities) has ownership interests in and is developing three multifamily residential communities, with an aggregate of 756 multifamily units. In connection with these development projects, the Company has directly entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $122.2 million. As of September 30, 2003, the remaining commitment to fund these projects is approximately $26.0 million.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

Average financial occupancy rates of the Company's multifamily Quarterly Same Store Properties (stabilized properties consolidated by the Company for each of the three months ended September 30, 2003 and 2002) was 96.0% and 96.1%, for the three months ended September 30, 2003 and 2002, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy rates disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended September 30, 2003 and 2002 are as follows:

                                            Three months ended
                                               September 30,
                                          ----------------------
                                            2003        2002
                                          ---------  -----------
Southern California                           97.0%        96.3%
Northern California                           95.6%        96.8%
Pacific Northwest                             94.8%        94.8%

Total Revenues increased by $9,442,000 or 19.4% to $58,237,000 in the third quarter of 2003 from $48,795,000 in the third quarter of 2002. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                Three Months Ended
                                                   September 30,
                                   Number of   --------------------   Dollar   Percentage
                                  Properties     2003       2002      Change     Change
                                  -----------  ---------  ---------  --------- -----------
Revenues:                                      (Dollars in thousands)
  Property revenues - quarterly
    Quarterly Same Store Properties
      Southern California                 22  $  17,914  $  17,263  $     651         3.8%
      Northern California                 16     12,189     13,589     (1,400)      (10.3)
      Pacific Northwest                   23     10,032     10,534       (502)       (4.8)
                                  -----------  ---------  ---------  --------- -----------
          Properties                      61     40,135     41,386     (1,251)       (3.0)
  Property revenues - properties
    acquired subsequent to
    June 30, 2002 (1)                            15,120      2,243     12,877       574.1
                                               ---------  ---------  --------- -----------
      Total property revenues                    55,255     43,629     11,626        26.6
Interest and other income                         2,982      5,166     (2,184)      (42.3)
                                               ---------  ---------  --------- -----------
      Total revenues                          $  58,237  $  48,795  $   9,442        19.4%
                                               =========  =========  ========= ===========

(1) Also includes four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities, and development communities.

As set forth in the above table, the $9,442,000 net increase in total revenues was mainly attributable to an increase of $12,877,000 attributable to multifamily properties acquired subsequent to June 30, 2002, four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities, which was offset in part by a decrease in interest and other income of $2,184,000 and a decrease in revenues from the Quarterly Same Store Properties of $1,251,000. Subsequent to June 30, 2002, the Company acquired interests in 21 multifamily properties, two office buildings, five recreational vehicle parks, two manufactured housing communities and achieved stabilized operations in three redevelopment communities and one development community (the "Quarterly Acquisitions Properties").

Interest and other income decreased by $2,184,000 or 42.3% to $2,982,000 in the third quarter of 2003 from $5,166,000 in the third quarter of 2002. The decrease primarily relates to the repayment of notes receivable which resulted in a decrease in interest income on notes receivables and the sale of co- investment assets resulting in the decrease in income earned on the Company's co-investments.

Property revenues from the Quarterly Same Store Properties decreased by $1,251,000 or 3.0% to $40,135,000 in the third quarter of 2003 from $41,386,000 in the third quarter of 2002. The majority of this decrease was attributable to the 16 Quarterly Same Store Properties located in Northern California and the 23 Quarterly Same Store Properties located in the Pacific Northwest. The property revenues of the Quarterly Same Store Properties in Northern California decreased by $1,400,000 or 10.3% to $12,189,000 in the third quarter of 2003 from $13,589,000 in the third quarter of 2002. The decrease in Northern California is primarily attributable to rental rate decreases and a decrease in financial occupancy to 95.6% in the third quarter of 2003 from 96.8% in the third quarter of 2002. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest decreased by $502,000 or 4.8% to $10,032,000 in the third quarter of 2003 from $10,534,000 in the third quarter of 2002. The $502,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases. Financial occupancy remained constant at 94.8% in the third quarter of 2003 as compared to the third quarter of 2002. The 22 Quarterly Same Store Properties located in Southern California offset the net decrease in total property revenues from the other Quarterly Same Store Properties. The property revenues for these properties increased by $651,000 or 3.8% to $17,914,000 in the third quarter of 2003 from $17,263,000 in the third quarter of 2002. The $651,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 97.0% in the third quarter of 2003 from 96.3% in the third quarter of 2002.

Total Expenses increased by $11,156,000 or approximately 34.6% to $43,373,000 in the third quarter of 2003 from $32,217,000 in the third quarter of 2002. This increase was mainly due to an increase in property operating expenses of $8,867,000 or 40.4% to $30,834,000 in the third quarter of 2003 from $21,967,000 in the third quarter of 2002. Of such operating expense increase $9,443,000 was attributable to the Quarterly Acquisition Properties, which was offset by a small decrease in operating expense attributable to the Quarterly Same Store Properties. Interest expense increased by $1,907,000 or 22.1% to $10,528,000 in the third quarter of 2003 from $8,621,000 in the third quarter of 2002. The increase in interest expense is due to increases in the mortgage notes payable and line of credit balances

Minority interests decreased by $360,000 or 6.0% to $5,604,000 in the third quarter of 2003 from $5,964,000 in the third quarter of 2002. This is primarily due to the decrease in net income of the Operating Partnership.

Net income decreased by $1,354,000 or 12.8% to $9,260,000 in the third quarter of 2003 from $10,614,000 in the third quarter of 2002. The decrease in net income is mainly attributable to the factors noted above.

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Average financial occupancy rates of the Company's multifamily Same Store Properties (stabilized properties consolidated by the Company for each of the nine months ended September 30, 2003 and 2002) was 95.6% and 94.4%, for the nine months ended September 30, 2003 and 2002, respectively.

The regional breakdown of average financial occupancy for the multifamily Same Store Properties for the nine months ended September 30, 2003 and 2002 are as follows:

                                             Nine Months Ended
                                               September 30,
                                          ----------------------
                                            2003        2002
                                          ---------  -----------
Southern California                           96.0%        94.3%
Northern California                           95.6%        95.7%
Pacific Northwest                             94.8%        92.8%

Total Revenues increased by $26,491,000 or 17.8% to $175,679,000 in the nine months ended September 30, 2003 from $149,188,000 in the nine months ended September 30, 2002.

The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                 Nine Months Ended
                                                    September 30,
                                   Number of   --------------------   Dollar   Percentage
                                  Properties     2003       2002      Change     Change
                                  -----------  ---------  ---------  --------- -----------
Revenues:                                      (Dollars in thousands)
  Property revenues
  Same Store Properties
    Southern California                   22  $  52,922  $  50,413  $   2,509         5.0%
    Northern California                   16     38,182     42,165     (3,983)       (9.4)
    Pacific Northwest                     23     30,567     31,747     (1,180)       (3.7)
                                  -----------  ---------  ---------  --------- -----------
          Properties                      61    121,671    124,325     (2,654)       (2.1)
  Property revenues - properties
    acquired subsequent to
    December 31, 2001 (1)                        44,761      5,902     38,859       658.4
                                               ---------  ---------  --------- -----------
      Total property revenues                   166,432    130,227     36,205        27.8
Interest and other income                         9,247     18,961     (9,714)      (51.2)
                                               ---------  ---------  --------- -----------
      Total revenues                          $ 175,679  $ 149,188  $  26,491        17.8%
                                               =========  =========  ========= ===========

(1) Also includes four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities, and development communities.

As set forth in the above table, the $26,491,000 net increase in total revenues was mainly attributable to an increase of $38,859,000 attributable to multifamily properties acquired subsequent to December 31, 2001, four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities, which was offset in part by a decrease in interest and other income of $9,714,000 and a decrease in revenue from the Same Store Properties of $2,654,000. Subsequent to December 31, 2001, the Company acquired interests in 21 multifamily properties, two office buildings, five recreational vehicle parks, two manufactured housing communities and achieved stabilized operations in three redevelopment communities and one development community (the "Acquisitions Properties").

Interest and other income decreased by $9,714,000 or 51.2% to $9,247,000 in the nine months ended September 30, 2003 from $18,961,000 in the nine months ended September 30, 2002. The decrease primarily relates to the repayment or conversion to non-accrual of notes receivable which resulted in a decrease in interest income on notes receivables and the sale of co-investment assets resulting in the decrease in income earned on the Company's co- investments.

Property revenues from the Same Store Properties decreased by $2,654,000 or 2.1% to $121,671,000 in the nine months ended September 30, 2003 from $124,325,000 in the nine months ended September 30, 2002. The majority of this decrease was attributable to the 16 Same Store Properties located in Northern California and the 23 Same Store Properties located in the Pacific Northwest. The property revenues of the Same Store Properties in Northern California decreased by $3,983,000 or 9.4% to $38,182,000 in the nine months ended September 30, 2003 from $42,165,000 in the nine months ended September 30, 2002. The decrease in Northern California is primarily attributable to rental rate decreases and a slight decrease in financial occupancy to 95.6% in the nine months ended September 30, 2003 from 95.7% in the nine months ended September 30, 2002. The property revenues of the Same Store Properties in the Pacific Northwest decreased by $1,180,000 or 3.7% to $30,567,000 in the nine months ended September 30, 2003 from $31,747,000 in the nine months ended September 30, 2002. The $1,180,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 94.8% in the nine months ended September 30, 2003 from 92.8% in the nine months ended September 30, 2002. The 22 multifamily residential properties located in Southern California offset the net decrease in total property revenues from the other Same Store Properties. The property revenues for these properties increased by $2,509,000 or 5.0% to $52,922,000 in the nine months ended September 30, 2003 from $50,413,000 in the nine months ended September 30, 2002. The $2,509,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 96.0% in the nine months ended September 30, 2003 from 94.3% in the nine months ended September 30, 2002.

Total Expenses increased by $32,399,000 or approximately 33.8% to $128,291,000 in the nine months ended September 30, 2003 from $95,892,000 in the nine months ended September 30, 2002. This increase was mainly due to an increase in property operating expenses of $25,759,000 or 39.8% to $90,400,000 in the nine months ended September 30, 2003 from $64,641,000 in the nine months ended September 30, 2002. Of such operating expense increase $25,256,000 was attributable to the Acquisition Properties. Interest expense increased by $5,796,000 or 22.2% to $31,858,000 in the nine months ended September 30, 2003 from $26,062,000 in the nine months ended September 30, 2002. The increase in interest expense is due to increases in the line of credit balance.

Minority interests decreased by $1,066,000 or 5.8% to $17,247,000 in the nine months ended September 30, 2003 from $18,313,000 in the nine months ended September 30, 2002. This is primarily due to the decrease in net income of the Operating Partnership.

Discontinued operations decreased by $8,286,000 to $0 in the nine months ended September 30, 2003 from $8,286,000 in the nine months ended September 30, 2002. This decrease is due to the reduction of gain on sale of real estate and operating income from Tara Village, a 168-unit apartment community located in Tarzana, California, which was sold on June 18, 2002.

Net income decreased by $13,128,000 or 30.3% to $30,141,000 in the nine months ended September 30, 2003 from $43,269,000 in nine months ended September 30, 2002. The decrease in net income is mainly attributable to the factors noted above.

Liquidity and Capital Resources

At September 30, 2003, the Company had $10,400,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

The Company has two outstanding unsecured lines of credit for an aggregate amount of $215,000,000. The first line, in the amount of $185,000,000, matures in May 2004, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate, which uses a tiered rate structure tied to the Company's corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.10%. At September 30, 2003 the Company had $132,700,000 outstanding on this line of credit. In July 2003, the Company expanded this line from $165,000,000 to $185,000,000. No other material terms of this facility were revised. A second line of credit in the amount of $30,000,000 matures in December 2003. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.10%. At September 30, 2003 the Company had $30,000,000 outstanding on this line of credit. The outstanding balance on this line of credit was repaid subsequent to the end of the quarter. At September 30, 2003, these lines of credit bore interest rates of approximately 2.3%. The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

In addition, the Fund, the investment fund managed by the Company, has an unsecured line of credit for an aggregate amount of $50,000,000. In August 2003, the Fund reduced this line from $125,000,000 to $50,000,000. This facility is directly tied to the remaining capital commitments of certain investors. As of September 30, 2003, the maximum amount available on this line was approximately $47,568,000. The line bears interest at LIBOR plus 0.875%. As of September 30, 2003, the line had an outstanding balance of $36,572,000. This line matures in December 2003. The Fund plans on using one or more of the following sources to repay the outstanding balance at maturity: working capital, secured mortgage financing, construction financing, calling undrawn equity commitments, and proceeds from the disposition of properties which may be sold from time to time. The line provides for debt covenants relating to limitations on mortgage indebtedness.

In addition to the Company's unsecured lines of credit, the Company had $664,596,000 of secured indebtedness at September 30, 2003. Such indebtedness consisted of $595,024,000 in fixed rate debt with interest rates varying from 5.5% to 8.2% and maturity dates ranging from 2005 to 2026. The indebtedness also includes $69,572,000 of tax-exempt variable rate demand bonds with interest rates paid during the nine months ended September 30, 2003 which averaged 3.7% and maturity dates ranging from 2020 to 2032. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Company's unrestricted cash balance increased by $1,838,000 from $8,562,000 as of December 31,2002 to $10,400,000 as of September 30, 2003. The Company generated $73,748,000 in cash from operating activities, used $58,553,000 cash in investing activities and used $13,357,000 cash in financing activities. The $58,553,000 net cash used in investing activities was primarily a result of $24,293,000 contributed to investments in corporations and limited partnerships, $20,119,000 used to fund real estate under development, $13,090,000 used to upgrade rental properties and $8,337,000 used to fund additions to notes receivables from investees, other related parties and other receivables. The $13,357,000 net cash used in financing activities was primarily a result of $66,618,000 of repayments of mortgages and other notes payable and lines of credit, $50,184,000 of dividends paid, $15,389,000 of distributions to minority interest partners offset by $89,851,000 of proceeds from mortgages and other notes and line of credit and $24,664,000 of net proceeds from the issuance of preferred stock.

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

The Company is currently developing six multifamily residential projects, with an aggregate of 1,368 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors-- Risks that Development Activities Will be Delayed or Not Completed and/or Fail to Achieve Expected Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $229,700,000. As of September 30, 2003, the remaining commitment to fund these development projects is approximately $74,800,000, of which approximately $36,400,000 is the Company's commitment. The 132-unit Kelvin Avenue development project in Irvine, California is still in the process of obtaining entitlements and its estimated total costs have not yet been finalized and is not included in the numbers above. The Company expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities. Currently the Fund is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. The Fund now expects to utilize leverage of approximately 61% of the value of the underlying real estate portfolio. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Company will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks.

Financing and equity issuances.  During the third quarter of 2003 and the early part of the fourth quarter of 2003, the Company undertook the following financing activities and equity issuances.

On July 30, 2003, in connection with the Company's acquisition, by merger, of John M. Sachs, Inc. ("Sachs") that was completed on December 17, 2002, and under the terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date.  Based on the final analysis and as a post-closing adjustment payment pursuant to the merger agreement, the Company made a final payment of approximately $1,766,000 in cash and issued an additional 35,860 shares of common stock to certain of the pre-merger shareholders of Sachs.

On September 23, 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock") at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares.  The shares do not begin to accrue a dividend until November 25, 2003, and, following that date, will pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and will be redeemable by the Company on or after September 23, 2008.  The Company will amortize the original discount in connection with the issuance of these shares in the fourth quarter of 2003, resulting in a charge of approximately $336,000.  The shares were issued pursuant to the Company's existing shelf registration statement.  The Company intends to use the net proceeds from this sale of Series F Preferred Stock to redeem all of the 9.125% Series C Cumulative Redeemable Preferred Units (the "Series C Preferred Units") of Essex Portfolio, L.P., of which the Company is the general partner.    On October 15, 2003, the Company issued a notice of redemption to the holders of Series C Preferred Stock.  The Company expects to redeem all outstanding Series C Preferred Units on November 24, 2003, for a price of $50.00 per unit plus accrued and unpaid dividends.

On October 6, 2003, the Company sold 1.6 million newly issued shares of common stock and received offering proceeds (before expenses) of $60.67 per share, representing a 3.25% discount to the common stock's closing price on September 30, 2003, the date of the underwriting agreement between the Company and the underwriter, pursuant to which the shares were sold.  The shares were issued pursuant to the Company's existing shelf registration statement.  The net proceeds of the offering of approximately $96,772,000 is expected to be used for the acquisition of multifamily communities located in the Company's targeted West Coast markets and may also be used for general corporate purposes, including the repayment of debt and the funding of development activities.

After the Company's equity issuances, the Company has the capacity pursuant to existing shelf registration statements to issue up to $219,455,250 in equity securities and the Operating Partnership has the capacity pursuant to such registration statements to issue up to $250,000,000 of debt securities.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at September 30, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                Less Than     2-3        4-5      Over 5
                                 1 Year      Years      Years      Years      Total
(In thousands)                  ---------  ---------  ---------  ---------  ---------
Mortgage notes payable         $   1,689  $  48,904  $  83,527  $ 530,476  $ 664,596
Lines of credit                   30,000    132,700         --         --    162,700
Development commitments(1)        36,400         --         --         --     36,400
Redevelopment commitments(2)       3,000         --         --         --      3,000
Essex Apartment Value Fund, L.P.
   capital commitment             15,285         --         --         --     15,285
                                ---------  ---------  ---------  ---------  ---------
                               $  86,374  $ 181,604  $  83,527  $ 530,476  $ 881,981
                                =========  =========  =========  =========  =========

(1) $35,242 of these commitments relate to actual contracts as of September 30, 2003.

(2) $712 of these commitments relate to actual contracts as of September 30,2003

New Accounting Pronouncements Not Yet Adopted

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is reasonably possible that certain of the entities through which and with which the Company conducts business, including those described in Notes 3(b) and 5 of the Company's December 31, 2002 consolidated financial statements will be deemed to be Variable Interest Entities (VIEs) under the provisions of FIN 46. Based on its preliminary evaluation of the entities considered reasonably possible to be VIEs, the total assets and liabilities net of intercompany balances of such entities were estimated at $77,775,000 and $55,603,000 at September 30, 2003. The Company's estimated maximum exposure to loss would be equal to its investments in these arrangements, which totaled $22,850,000, as of September 30, 2003. The disclosures provided reflect management's understanding and analysis of FIN 46 based upon information currently available. The evaluation of the impact of FIN 46 on the Company's consolidated financial statements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P., the anticipated performance of existing properties, statements regarding the Company's financing activities and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that the Essex Apartment Value Fund will fail to perform as anticipated, that the Company's partners in this Fund fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that the Company will not be able to complete property acquisitions, as anticipated, for which the proceeds from recent equity issuances were intended to be used, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which the Company owns, manages and develops properties, some of which are concentrated in high-tech sectors, have been and may continue to be in an economic downturn. The impacts of such downturn on operating results can include, and are not limited to, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

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

The following table sets forth the Company's calculation of Funds from Operations for the three and nine months ended September 30, 2003 and 2002.

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                 September 30,
                                                 ----------------------------  --------------------------
                                                     2003           2002           2003          2002
                                                 -------------  -------------  ------------  ------------
Income from continuing operations before
  minority intrusts and discontinued
  operations                                    $  14,864,000  $  16,578,000  $ 47,388,000  $ 53,296,000
Adjustments:
    Gain on sale of co-investment activities               --        (19,000)                 (1,408,000)
    Depreciation and amortization                  12,308,000      9,129,000    35,473,000    27,229,000
    Depreciation and amortization --
       unconsolidated co-investments                2,663,000      2,170,000     7,071,000     5,892,000
    Minority interests, excluding depreciation     (4,612,000)    (4,607,000)  (13,829,000)  (13,816,000)
    Income from discontinued operations                    --             --            --       225,000
    Depreciation - discontinued operations                 --             --            --       191,000
                                                 -------------  -------------  ------------  ------------
    Funds From Operations                       $  25,223,000  $  23,251,000  $ 76,103,000  $ 71,609,000
                                                 =============  =============  ============  ============
Weighted average number
  shares outstanding diluted (1)                   23,647,225     20,829,211    23,535,160    20,962,971
                                                 =============  =============  ============  ============

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               --------------------------
                                                                                   2003          2002
                                                                               ------------  ------------
Cash flow provided by (used in):
     Operating activities                                                     $ 73,748,000  $ 67,892,000
     Investing activities                                                      (58,553,000)  (37,215,000)
     Financing activities                                                      (13,357,000)  (34,970,000)

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

For the Years Ended           2003      2004      2005       2006      2007    Thereafter        Total     Fair value
                            --------  --------  ---------  --------  --------  -----------     ---------   ---------
Fixed rate debt
   (In thousands)
Amount                     $  1,689  $  7,901  $  41,003  $ 20,397  $ 63,130  $   460,904     $ 595,024   $ 576,894
Average interest rate           6.9%      6.9%       6.9%      6.9%      6.9%         6.8%

Variable rate debt
   (In thousands)
Amount                     $ 30,000  $132,700  $      --  $     --  $     --  $    69,572 (1) $ 232,272   $ 232,272
Average interest                2.7%      2.3%        --        --        --          3.7%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

The table incorporates only those exposures that exist as of September 30, 2003; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4: Controls and Procedures

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 2: Changes in Securities and Use of Proceeds

On September 23, 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Shares (the "Series F Preferred Stock") at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares. The shares do not begin to accrue a dividend until November 25, 2003 and following that date, will pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and will be redeemable by the Company on or after September 23, 2008. The shares of Series F Preferred Stock were issued pursuant to the Company's shelf registration statement. With respect to distribution and rights upon voluntary or involuntary liquidation, winding-up or dissolution of the Company, the Series F Preferred Stock ranks senior to the Company's registered common stock and on parity with the Company's Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

Sales of Unregistered Securities. On July 30, 2003, in connection with the Company's acquisition, by merger, of John M. Sachs, Inc. ("Sachs") on December 17, 2002, and under terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities were less than the net liabilities of Sachs estimated to be outstanding as of the merger date. Based on this final analysis, and as a post-closing adjustment payment pursuant to the merger agreement, the Company made a final payment of $1,766,000 in cash and issued an additional 35,860 shares of common stock to certain of the pre- merger shareholders of Sachs. This issuance of common stock was completed pursuant to the exemption from registration contained on Section 4(2) of the Securities Act of 1933, as amended.

Item 6: Exhibits and Reports on Form 8-K

  Exhibits

  3.1 Articles Supplementary relating to the 7.8125% Series F Cumulative Reedemable Preferred Stock, attached as Exhibit 3.1 to the Company's Form 8-K, dated September 19, 2003, and incorporated herein by reference.

  10.1 Series F Cumulative Redeemable Preferred Stock Purchase Agreement, dated September 18, 2003, by and between Essex Property Trust, Inc. and Lend Lease Rosen Real Estate Securities, LLC, attached as Exhibit 10.1 to the Company's Form 8-K, dated September 19, 2003 and incorporated herein by reference.

  10.2 Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated September 23, 2003.

  10.3 Amended and Restated Revolving Note Agreements (increasing credit line to $185 million).

  10.4 Second Amendment to Second Amended and Restated Revolving Credit Agreement.

  31.1 Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

On July 30, 2003 the Company filed a Current Report on Form 8-K to file a press release to announce the earnings for the fiscal quarter ended June 30, 2003.

On September 19, 2003 the Company filed a Current Report on Form 8-K to file a press release to announce that the Company entered into a Series F Cumulative Preferred Stock Purchase Agreement with Lend Lease Rosen Real Estate Securities, LLC, as agent for its clients, to sell an aggregate of 1,000,000 shares of the Company's 7.8125% Series F Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) $0.0001 par value per share.

On September 24, 2003 the Company filed a Current Report on Form 8-K to announce the completion of the sale of 1,000,000 shares of the Company's 7.8125% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") to Lend Lease Rosen Real Estate Securities, LLC, as agent for its clients.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

November 14, 2003

By: /s/ MARK J. MIKL

Mark J. Mikl
First Vice President, Treasurer and Controller
(Authorized Officer and Principal Accounting Officer)