Form 10-Q
period 2004-03-31
ESSEX PROPERTY TRUST INC
filed 2004-05-17
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

22,884,242 shares of Common Stock as of April 30, 2004

ESSEX PROPERTY TRUST, INC.
FORM 10-Q
INDEX

Explanatory Note: This Filing is the subject of a previously filed Form 12b-25.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                   March 31,    December 31,
                                                                      2004        2003 (1)
                                                                  ------------  ------------
                             Assets
Real estate:
  Rental properties:
     Land and land improvements                                  $    496,130  $    469,347
     Buildings and improvements                                     1,654,365     1,514,775
                                                                  ------------  ------------
                                                                    2,150,495     1,984,122
     Less accumulated depreciation                                   (284,203)     (265,763)
                                                                  ------------  ------------
                                                                    1,866,292     1,718,359
  Investments                                                          83,125        79,567
  Real estate under development                                        62,942        55,183
                                                                  ------------  ------------
                                                                    2,012,359     1,853,109
Cash and cash equivalents-unrestricted                                 17,709        14,768
Cash and cash equivalents-restricted                                   17,313        11,175
Notes and other receivables from related parties                        5,338         5,738
Notes and other receivables                                             6,105         6,021
Prepaid expenses and other assets                                      21,215        17,426
Deferred charges, net                                                   9,757         8,574
                                                                  ------------  ------------
                                                                 $  2,089,796  $  1,916,811
                                                                  ============  ============

              Liabilities and Stockholders' Equity
Mortgage notes payable                                           $    967,392  $    891,798
Lines of credit                                                       199,100        93,100
Accounts payable and accrued liabilities                               29,938        24,981
Dividends payable                                                      22,955        22,379
Other liabilities                                                      10,871        10,011
                                                                  ------------  ------------
          Total liabilities                                         1,230,256     1,042,269
Minority interests                                                    289,346       293,143
Stockholders' equity:
  Common stock, $.0001 par value, 655,682,178
    and 656,682,178 authorized, 22,880,642 and
    22,825,942 issued and outstanding                                       2             2
  Cumulative redeemable preferred stock; $.0001 par value:
    No shares issued and outstanding:
       7.875% Series B 2,000,000 shares authorized                         --            --
       9.125% Series C 500,000 shares authorized                           --            --
       9.30% Series D 2,000,000 shares authorized                          --            --
       9.25% Series E 2,200,000 shares authorized                          --            --
    7.8125% Series F 1,000,000 and no shares authorized, 1,000,000
       and no shares issued and outstanding, liquidation value         25,000        25,000
  Excess stock, $.0001 par value, 330,000,000 shares
    authorized and no shares issued and outstanding                        --            --
  Additional paid-in capital                                          643,552       642,643
  Distributions in excess of accumulated earnings                     (98,360)      (86,246)
                                                                  ------------  ------------
          Total stockholders' equity                                  570,194       581,399
                                                                  ------------  ------------
Commitments and contingencies
                                                                 $  2,089,796  $  1,916,811
                                                                  ============  ============

(1) The December 31, 2003 consolidated balance sheet has been restated for the retroactive adoption of the provisions of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                           Three Months Ended
                                                               March 31,
                                                           ------------------------
                                                              2004       2003 (1)
                                                           -----------  -----------

Revenues:                                                 $    64,229  $    61,955
   Rental                                                       2,102        2,064
   Other property                                          -----------  -----------
                                                               66,331       64,019
      Total property                                            3,475        2,266
   Interest and other                                      -----------  -----------
                                                               69,806       66,285
      Total revenues                                       -----------  -----------

Expenses:
   Property operating expenses:                                 4,383        4,399
      Maintenance and repairs                                   5,544        4,829
      Real estate taxes                                         3,014        2,902
      Utilities                                                 6,916        6,841
      Administrative                                              840          963
      Advertising                                               1,144          856
      Insurance                                                18,432       13,302
      Depreciation and amortization                        -----------  -----------
                                                               40,273       34,092
                                                               14,310       13,207
   Interest                                                       273          220
   Amortization of deferred financing costs                     2,930        2,309
   General and administrative                              -----------  -----------
                                                               57,786       49,828
      Total expenses                                       -----------  -----------
   Income before minority interests                            12,020       16,457
   Minority interests                                          (5,570)      (6,812)
                                                           -----------  -----------
   Net income                                                   6,450        9,645
   Dividends to preferred stockholders - Series F                (488)          --
                                                           -----------  -----------
   Net income available to common stockholders            $     5,962  $     9,645
                                                           ===========  ===========

Per common share data:
   Basic:
   Net income available to common stockholders            $      0.26  $      0.46
                                                           ===========  ===========
      Weighted average number of common shares
        outstanding during the period                      22,843,258   20,995,908
                                                           ===========  ===========

   Diluted:
   Net income available to common stockholders            $      0.26  $      0.45
                                                           ===========  ===========
      Weighted average number of common shares
        outstanding during the period                      23,104,929   21,208,098
                                                           ===========  ===========

   Dividend per common share                              $      0.79  $      0.78
                                                           ===========  ===========

(1) The consolidated statement of operations for the three months ended March 31, 2003 has been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
for the three months ended March 31, 2004 and the
year ended December 31, 2003
(Unaudited)
(Dollars and shares in thousands)

                                                 Series F                                       Distributions
                                             Preferred stock      Common stock       Additional in excess of
                                          -------------------- --------------------   paid-in    accumulated
                                           Shares     Amount    Shares     Amount     capital     earnings       Total
                                          ---------  --------- ---------  ---------  ---------  -------------  ---------
Balances at December 31, 2002 (1)               --  $      --    20,983  $       2  $ 538,731  $     (53,042) $ 485,691
Issuance of common stock under
   stock-based compensation plans (1)           --         --       207         --      7,501             --      7,501
Issuance of common stock                        --         --     1,636         --     99,202             --     99,202
Issuance of preferred stock                  1,000     25,000        --         --       (924)            --     24,076
Reallocation of minority interest               --         --        --         --     (2,203)            --     (2,203)
Write off of Series C preferred units
  offering costs, previously
  classified within minority interest           --         --        --         --         --           (625)      (625)
Amortization of discount on Series F
  Preferred stock                               --         --        --         --        336           (336)        --
Net income (1)                                  --         --        --         --         --         35,090     35,090
Dividends declared                              --         --        --         --         --        (67,333)   (67,333)
                                          ---------  --------- ---------  ---------  ---------  -------------  ---------
Balances at December 31, 2003 (1)            1,000     25,000    22,826          2    642,643        (86,246)   581,399
Issuance of common stock under
   stock-based compensation plans               --         --        55         --      2,547             --      2,547
Reallocation of minority interest               --         --        --         --     (1,638)            --     (1,638)
Net income                                      --         --        --         --         --          6,450      6,450
Common and preferred stock dividends decl       --         --        --         --         --        (18,564)   (18,564)
                                          ---------  --------- ---------  ---------  ---------  -------------  ---------
Balances at March 31, 2004                   1,000  $  25,000    22,881  $       2  $ 643,552  $     (98,360) $ 570,194
                                          =========  ========= =========  =========  =========  =============  =========

(1) The stockholders' equity balances as of and for the year ended December 31, 2003 and certain balances as of December 31, 2002 have been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                            Three Months Ended
                                                                                            March 31,
                                                                                            --------------------
                                                                                              2004     2003 (1)
                                                                                            ---------  ---------
Net cash provided by operating activities                                                  $  35,956  $  30,055
                                                                                            ---------  ---------
Cash flows from investing activities:
   Additions to real estate:
       Acquisitions                                                                          (83,071)        --
       Improvements to recent acquisitions                                                    (3,039)      (997)
       Redevelopment                                                                          (1,446)      (181)
       Revenue generating capital expenditures                                                   (18)       (80)
       Other capital expenditures                                                             (2,041)    (2,197)
   Increase/(decrease) in restricted cash                                                     (6,138)      (923)
   Additions to notes receivable from related parties and other receivables                      (97)      (739)
   Repayment of notes receivable from related parties and other receivables                      330        258
   Additions to real estate under development                                                 (7,600)    (6,742)
   Net distributions from (contributions to) investments in limited partnerships              (2,746)      (821)
                                                                                            ---------  ---------
       Net cash used in investing activities                                                (105,866)   (12,422)
                                                                                            ---------  ---------
Cash flows from financing activities:
   Proceeds from mortgage notes payable and lines of credit                                  124,425     27,447
   Repayment of mortgage notes payable and lines of credit                                   (26,011)   (19,922)
   Additions to deferred charges                                                              (1,779)      (166)
   Net proceeds from stock options exercised and shares issued through dividend reinvestment   1,662        409
   Contributions from minority interest partners                                                  47         --
   Distributions to minority interest partners                                                (6,673)    (6,523)
   Redemption of minority interest units                                                        (494)      (542)
   Common and preferred stock dividends paid                                                 (18,326)   (15,336)
                                                                                            ---------  ---------
      Net cash provided by (used in) financing activities                                     72,851    (14,633)
                                                                                            ---------  ---------
Net increase in cash and cash equivalents                                                      2,941      3,000
Cash and cash equivalents at beginning of period                                              14,768     12,076
                                                                                            ---------  ---------
Cash and cash equivalents at end of period                                                 $  17,709  $  15,076
                                                                                            =========  =========
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $916 and $902 capitalized
        in 2004 and 2003, respectively                                                     $  11,798  $   9,155
                                                                                            =========  =========

   Accrued redemption of minority interest units                                           $   3,472  $      --
                                                                                            =========  =========

   Assumption of mortgage loan payable in conjunction with the purchase of real estate     $  83,179  $      --
                                                                                            =========  =========

   Common stock issued pursuant to phantom stock plan                                      $     798  $     458
                                                                                            =========  =========

   Issuance of Operating Partnership Units in connection with the purchase of real estate  $   1,729  $   5,768
                                                                                            =========  =========

   Real estate under development transferred to rental property                            $      --  $  72,711
                                                                                            =========  =========

(1) The statement of cash flows for the three months ended March 31, 2003 has been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004 and 2003
(Unaudited)

(1) Organization and Basis of Presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). See "Accounting Changes" section below for a description of entities retroactively consolidated by the Operating Partnership for all periods presented pursuant to its adoption of FIN 46 Revised. The Company is the sole general partner in the Operating Partnership, with a 90.5%, 90.8% and 89.9% general partnership interest as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

As of March 31, 2004, the Company has ownership interests in 125 multifamily properties (containing 26,991 units), five recreational vehicle parks (comprising 1,717 spaces), five office buildings (with approximately 173,540 square feet) and two manufactured housing communities (containing 607 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas, Las Vegas, Nevada and Hemet, California).

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities. Currently, Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Company, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the estimated costs, of the underlying real estate portfolio, including estimated completion costs of development projects. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks. The Company's remaining unfunded capital commitment as of March 31, 2004 is $9,614,000.

The Company's equity in income from investments accounted for using the equity method was $910,000 and $651,000 for the three months ended March 31, 2004 and 2003, respectively, and is classified as a component of "Revenue- Interest and other income" in the accompanying consolidated statement of operations.

Accounting Changes

  Variable Interest Entities

  In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 established new measurement techniques to evaluate whether entities should be consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 defined variable interest entities (VIEs), in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature and the timing of formation of the VIE. FIN 46 Revised must be applied no later than the Company's first quarter of 2004. Special Purpose Entities (SPEs) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised but no later than the Company's quarter ended December 31, 2003. The Company has not formed nor is it a party to any SPEs. FIN 46 Revised may be applied prospectively with a cumulative- effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative- effect adjustment as of the beginning of the first year restated.

  As of January 1, 2004, the Company adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised. The Company applied FIN 46 Revised to all of the Company's arrangements which were entered into prior to January 31, 2003 and evaluated whether such arrangements represent involvement with a VIE and whether the Company qualifies as the primary beneficiary and should therefore consolidate the VIE. Subsequent to January 31, 2003, the Company has not entered into any arrangements that are deemed VIEs.

  Certain of the entities through which and with which we conduct business have been deemed to be VIEs under the provisions of FIN 46 Revised. Based on our analysis of FIN 46 Revised, the Company consolidated Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Company, and the multifamily improvements owned by a third party in which the Company owns the land underlying these improvements and from which the Company receives fees, including land lease, subordination and property management fees. The Company consolidated these entities because it is deemed the primary beneficiary. The Company's increase in total assets and liabilities related to the consolidation of these VIEs were approximately $192,000,000 and $157,000,000, respectively, at March 31, 2004.

  The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. At March 31, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,443,668. As of March 31, 2004 and December 31, 2003, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

  Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

  Properties consolidated in accordance with FIN 46 Revised were encumbered by third party, non-recourse loans totaling $152,341,000 and $152,669,000 as of March 31, 2004 and December 31, 2003, respectively.

  There is one VIE as to which the Company is not deemed to be the primary beneficiary of such VIE. Total assets and liabilities of this entity as of March 31, 2004 were $14,591,000 and $14,703,000, respectively. The Company is not exposed to a material loss from this entity.

  Stock-Based Compensation

  As of January 1, 2004, the Company adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period. For the three months ended March 31, 2004 and 2003, stock-based compensation expense under the fair value method was $136,000 and $221,000, respectively. The Company did not grant stock options for the three months ended March 31, '2004.

  The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                  Three Months Ended
                                      March 31,
                             -----------------------
                                2004      2003 (1)
                             ----------- -----------
Risk-free interest rates         n/a        2.17%
Expected lives                   n/a       6 years
Volatility                       n/a       17.91%
Dividend yield                   n/a        6.12%
  Reconciliation to previously reported amounts

  The accounting effect of adopting FIN 46 Revised and SFAS 123 on net income previously reported for the quarter ended Match 31, 2003 is as follows (dollars in thousands, except per share amounts):

Net income previously reported                      $       10,231

Adjustment for effect of adopting FAS 123                      (99)
Adjustment for effect of adopting FIN 46 Revised              (487)

Net income as reported                              $        9,645

Per diluted share previously reported               $         0.48

Adjustment for effect of adopting FAS 123                    (0.01)
Adjustment for effect of adopting FIN 46 Revised             (0.02)

Per diluted share as reported                       $         0.45

  The accounting effect of adopting FIN 46 Revised and SFAS 123 on stockholders' equity at January 1, 2003 for previously reported amounts is as follows (dollars in thousands):

                                                       Additional      Distribution
                                                        paid-in        in excess of
                                                        capital     accumulated earnings
                                                       -----------   ------------------
  Statement of Stockholders' Equity:

Balance at January 1, 2003,
  as previously reported                             $    535,125  $           (43,813)

Adjustments for cumulative effect on prior years
  of retroactively applying SFAS 123                        3,606               (2,696)
Adjustments for cumulative effect on prior years
  of retroactively applying FIN 46 Revised                     --               (6,533)

Balance at January 1, 2003, as adjusted              $    538,731  $           (53,042)

  Beginning in 2003, the Company implemented an upgrade to its subsidiary ledger for accounting for fixed assets. The Company completed this system upgrade in the first quarter of 2004. In conjunction with this system upgrade, the Company has determined that cumulative depreciation expense generated by consolidated or equity method rental properties was understated by approximately $2.1 million through December 31, 2003 and this amount was recorded during the quarter ended March 31, 2004. Had the correction been made in 2003, depreciation expense would have increased by approximately $640,000, $1.3 million, and $1.0 million in the first, second and third quarters of 2003, respectively. In the fourth quarter 2003, depreciation expense would have decreased by approximately $1.4 million. The Company does not believe that the correction is material to the previously reported financial statements and is not material to any consolidated earnings trends.

(2) Significant Transactions for the Quarter ended September 30, 2003

  Acquisitions

  On January 21, 2004, the Company purchased the improvements of Marina City Club, located in Marina del Rey, California, which include a 101-unit apartment community, an adjacent marina with approximately 340 boat slips and assorted retail space. The total contract price was approximately $27.7 million. The improvements are on a long-term ground lease with the County of Los Angeles that expires in 2067. The property is unencumbered.

  On January 28, 2004, the Company purchased Mountain View Apartments, a 106- unit multifamily community located in Camarillo, California for a contract price of approximately $14.3 million. The property is unencumbered.

  On February 27, 2004, the Company purchased Fountain Park Apartments, a 705- unit multifamily community located in Playa Vista, California, for a contract price of approximately $124.5 million. In connection with the transaction the Company assumed tax-exempt variable rate bond obligations totaling $83.2 million that mature in 2033. Financing and other agreements require 53% of the apartment homes in Fountain Park to be subject to various rent restrictions based on resident income criteria.

  Development Communities

  The Company defines development communities as new apartment properties that are being constructed or are newly constructed, which are in a phase of lease-up and have not yet reached stabilized operations. At March 31, 2004, the Company had ownership interests in two development communities (excluding the investments of Fund I described below), aggregating 444 multifamily units with an estimated total cost of $74.9 million with $12.0 million remaining to be expended.

  Although the Company does not anticipate starting any new development projects in 2004, it will continue to evaluate, if deemed appropriate, potential development projects of multifamily properties with significant consideration given to current market conditions.

  Redevelopment Communities

  The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At March 31, 2004, the Company had ownership interests in two redevelopment communities (excluding the investments of Fund I described below), aggregating 804 multifamily units with an estimated redevelopment costs of $9.4 million, of which approximately $7.1 million remains to be expended.

  Debt Transaction

  On February 20, 2004 the Company prepaid an $8.7 million non-recourse mortgage with an interest rate of 7.8% that was to mature in January 2007. In conjunction with this transaction, the Company paid a $175,000 prepayment fee.

  Equity

  In January 2004, the Company restructured its previously issued $50.0 million, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80.0 million, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units will continue until July 27, 2004 - the end of the current non-call period. On July 28, 2004, the distribution rate on the Series D Units is to be reduced to 7.875%. The date that the Series D Units can first be redeemed at the Company's option was extended by six years to July 28, 2010. The date that the Series B Units can first be redeemed at the Company's option was extended from February 6, 2003 to December 31, 2009.

  On February 27, 2004, the Company increased its regular quarterly cash dividend from $0.78 per common share to $0.79 per common share, which was payable on April 15, 2004 to shareholders of record as of March 31, 2004. On an annualized basis, the dividend represents a distribution of $3.16 per common share.

  The Essex Apartment Value Fund ("Fund I")

  Fund I has acquired and committed to develop multifamily properties with an aggregate cost at approximately $640 million, (including the estimated total cost of development and redevelopment projects), and is now considered fully invested. The portfolio is concentrated in Southern California, and is comprised of 15 multifamily communities aggregating 4,396 apartment homes and three development communities totaling 612 apartment homes.

  Development Communities

  At March 31, 2004, Fund I owned two development communities with an aggregate of 480 multifamily units and an estimated total cost of $101.7 million, of which $25.9 million remains to be expended and approximately $5.5 million is expected to be funded by the Company through its capital commitments. Fund I also owns a land parcel in Irvine, California.

  Redevelopment Communities

  At March 31, 2004, Fund I was redeveloping a 174-unit apartment community with an estimated total cost (specifically related to the redevelopment project) of $3.5 million. As of March 31, 2004, $1.4 million remains to be expended, of which approximately $302,000 is the Company's commitment.

  The Essex Apartment Value Fund ("Fund II")

  The Company is in the process of forming the second Essex Apartment Value Fund ("Fund II"), which is expected to be similar to Fund I in size and structure. Essex anticipates an initial closing of Fund II during the second quarter of 2004, and anticipates its capital commitment by a subsidiary of the Company to be approximately $50 million.

(3) Investments

As of January 1, 2004, the Company adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised (See Note 1). The following table details the Company's investments accounted for under the equity method of accounting (dollars in thousands):

                                                                    March 31,    December 31
                                                                      2004         2003
                                                                    ---------    ---------
Investments in joint ventures:
   Direct and indirect LLC member interests of approximately
     49.9% in Newport Beach North, LLC and Newport Beach South,
     LLC                                                          $   15,200   $   13,020
   Limited partnership interest of 20.4% and general partner
     interest of 1% in Essex Apartment Value Fund, L.P                51,131       51,110
   Limited partnership interest of 20% in AEW joint venture            4,288        4,406
   Class A member interest of 45% in Park Hill LLC                     5,673        5,731
   Preferred limited partnership interests in Mountain Vista
     Apartments                                                        6,806        5,276
   Other investments                                                      27           24
                                                                    ---------    ---------
       Total investments                                              83,125       79,567

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows:

                                                        March 31,    December 31,
                                                          2004         2003
 Balance sheets:                                        ---------    ---------
    Real estate and real estate under development     $  701,365   $  667,538
    Other assets                                          15,430       11,277
                                                        ---------    ---------
        Total assets                                  $  716,795   $  678,815
                                                        =========    =========

    Mortgage notes payable                            $  448,636   $  442,419
    Other liabilities                                     21,442       13,943
    Partners' equity                                     246,717      222,453
                                                        ---------    ---------
        Total liabilities and partners' equity        $  716,795   $  678,815
                                                        =========    =========

 Company's share of equity                            $   83,125   $   79,567
                                                        =========    =========

                                                        March 31,    March 31,
                                                          2004         2003
                                                        ---------    ---------
  Statements of operations:
     Total revenue                                    $   17,357   $   12,812
     Total expenses                                       15,415       11,668
                                                        ---------    ---------
         Total net income                             $    1,942   $    1,144
                                                        =========    =========

  Company's share of net income                       $      910   $      651
                                                        =========    =========

For a further discussion regarding these investments, see the Company's annual report on Form 10-K for the year ended December 31, 2003, Notes to Consolidated Financial Statements, Note. 3, "Real Estate."

(4) Related Party Transactions

As of January 1, 2004, the Company adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised (see Note 1).

Other income includes management fee income and investment income from the Company's investees of $1,805,000 and $1,572,000 for the three months ended March 31, 2004 and 2003, respectively.

Notes and other receivables from related parties as of March 31, 2004 and December 31, 2003 consist of the following (dollars in thousands):

                                                                                   March 31,    December 31,
                                                                                      2004          2003
                                                                                  ------------  ------------
   Notes and other receivables from related parties:

      Note receivable to Highridge Apartments (Down REIT) from
      The Marcus & Millichap Company, secured, bearing interest at 12.75%,
      due October 1, 2004                                                        $      3,000  $      3,000

      Receivable from Newport Beach North, LLC and Newport Beach South, LLC,
      unsecured, non interest bearing, due on demand                                       --           200

      Loans to officers made prior to July 31, 2002, secured, bearing interest at 8%,
      due beginning April 2006                                                            633           633

      Other related party receivables, substantially due on demand                      1,705         1,905
                                                                                  ------------  ------------
                                                                                 $      5,338  $      5,738
                                                                                  ============  ============

Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, and advances and accrued management fees from joint venture investees.

(5) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and the Pacific Northwest. Excluded from segment revenues are properties outside of these regions and interest and other income. Non- segment revenues and net operating income included in the following schedule also consists of revenue generated from the commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivables, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented (dollars in thousands).

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------------
                                                           2004       2003 (1)
                                                        -----------  -----------
Revenues:
    Southern California                                $    37,052  $    33,079
    Northern California                                     15,818       16,216
    Pacific Northwest                                       12,199       11,156
    Other non-segment areas                                  1,262        3,568
                                                        -----------  -----------
                                                            66,331       64,019
Interest and other income                                    3,475        2,266
                                                        -----------  -----------
        Total revenues                                 $    69,806  $    66,285
                                                        ===========  ===========
Net operating income:
    Southern California                                $    25,262  $    22,855
    Northern California                                     10,741       11,362
    Pacific Northwest                                        7,955        7,307
    Other non-segment areas                                    532        1,705
                                                        -----------  -----------
        Total net operating income                          44,490       43,229
Interest and other income                                    3,475        2,266
Depreciation and amortization:
    Southern California                                    (10,326)      (6,537)
    Northern California                                     (5,501)      (3,315)
    Pacific Northwest                                       (1,185)      (2,965)
    Other non-segment areas                                 (1,420)        (485)
                                                        -----------  -----------
                                                           (18,432)     (13,302)
Interest:
    Southern California                                     (6,228)      (5,476)
    Northern California                                     (3,051)      (3,081)
    Pacific Northwest                                       (1,705)      (1,175)
    Other non-segment areas                                 (3,326)      (3,475)
                                                        -----------  -----------
                                                           (14,310)     (13,207)
Amortization of deferred financing costs                      (273)        (220)
General and administrative                                  (2,930)      (2,309)
                                                        -----------  -----------
Income before minority interests                       $    12,020  $    16,457
                                                        ===========  ===========

(5) Segment Information  (continued)

                                                         March 31,   December 31,
                                                           2004       2003 (1)
                                                        -----------  -----------
Assets:
  Net real estate assets:
    Southern California                                $ 1,034,553  $   886,980
    Northern California                                    438,373      435,041
    Pacific Northwest                                      310,342      312,628
    Other non-segment areas                                 83,024       83,710
                                                        -----------  -----------
        Total net real estate assets                     1,866,292    1,718,359
  Other non-segment assets                                 223,504      198,452
                                                        -----------  -----------
        Total assets                                   $ 2,089,796  $ 1,916,811
                                                        ===========  ===========

(1) Amounts have been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

(6) Net Income Per Common Share

(Amounts in thousands, except per share data)

                                                          Three Months Ended                Three Months Ended
                                                            March 31, 2004                    March 31, 2003
                                                    --------------------------------  --------------------------------
                                                                Weighted      Per                 Weighted      Per
                                                                 Average     Common                Average     Common
                                                                 Common      Share                 Common      Share
                                                     Income      Shares      Amount    Income      Shares      Amount
                                                    ---------  -----------  --------  ---------  -----------  --------
Basic - Net income available to
   common stockholders                             $   5,962       22,843      0.26  $   9,645       20,996      0.46

  Effect of Dilutive Securities:
    Convertible limited partnership
      Units (1)                                           --           --                   --           --
    Stock options (2)                                     --          172                   --          156
    Vested series Z incentive units                       --           90                   --           56
                                                    ---------  -----------            ---------  -----------
                                                          --          262                   --          212
                                                    ---------  -----------            ---------  -----------
Diluted - Net income available to
   common stockholders                             $   5,962       23,105  $   0.26  $   9,645       21,208  $   0.45
                                                    =========               ========  =========               ========

(1) Weighted average convertible limited partnership units of 2,265,248 and 2,285,953 for the three months ended March 31, 2004 and 2003, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. The DownREIT limited partnership units have historically been redeemed for cash. The Company has never exercised its right to issue common stock to fund any redemption requests. As such, the Company does not consider these to be common stock equivalents.

(2) The following stock options are not included in the diluted earnings per share calculation because the exercise price of the option was greater than the average market price of the common share for the quarter and, therefore, would be anti-dilutive:

                           Three Months Ended
                               March 31,
                        ------------------------
                           2004          2003
                        -----------  -----------
Number of options           --         72,000
Range of exercise prices    n/a      $51.01-54.25

(7) Subsequent Event

On April 30, 2004, the Company renewed its $185 million unsecured line of credit facility for a three-year term. The underlying interest rate on this line is based on a tiered rate structure tied to the Company's corporate ratings and is currently LIBOR plus 1.0%.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three months ended March 31, 2004 and 2003. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Effective January 1, 2004, the Operating Partnership consolidated the entities discussed below pursuant to its adoption of FIN 46 Revised. The Company is the sole general partner of the Operating Partnership and, as of March 31, 2004, December 31, 2003 and March 31, 2003, held a 90.5%, 90.8% and 89.9% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

Accounting Changes

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 established new measurement techniques to evaluate whether entities should be consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 defined variable interest entities (VIEs), in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature and the timing of formation of the VIE. FIN 46 Revised must be applied no later than the Company's first quarter of 2004. Special Purpose Entities (SPEs) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised but no later than the Company's quarter ended December 31, 2003. The Company has not formed nor is it a party to any SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

As of January 1, 2004, the Company adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised. The Company applied FIN 46 Revised to all of the Company's arrangements which were entered into prior to January 31, 2003 and evaluated whether such arrangements represent involvement with a VIE and whether the Company qualifies as the primary beneficiary and should therefore consolidate the VIE. Subsequent to January 31, 2003, the Company has not entered into any arrangements that are deemed VIEs.

Certain of the entities through which and with which we conduct business have been deemed to be VIEs under the provisions of FIN 46 Revised. Based on our analysis of FIN 46 Revised, the Company consolidated Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Company, and the multifamily improvements owned by a third party in which the Company owns the land underlying these improvements and from which the Company receives fees, including land lease, subordination and property management fees. The Company consolidated these entities because it is deemed the primary beneficiary. The Company's increase in total assets and liabilities related to the consolidation of these VIEs were approximately $192,000,000 and $157,000,000, respectively, at March 31, 2004.

The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. At March 31, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,443,668. As of March 31, 2004 and December 31, 2003, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

Properties consolidated in accordance with FIN 46 Revised were encumbered by third party, non-recourse loans totaling $152,341,000 and $152,669,000 as of March 31, 2004 and December 31, 2003, respectively.

There is one VIE as to which the Company is not deemed to be the primary beneficiary of such VIE. Total assets and liabilities of this entity as of March 31, 2004 were $14,591,000 and $14,703,000, respectively. The Company is not exposed to a material loss from this entity.

Stock-Based Compensation

As of January 1, 2004, the Company adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period. For the three months ended March 31, 2004 and 2003, stock-based compensation expense under the fair value method was $136,000 and $221,000, respectively.The Company did not grant stock options for the three months ended March 31, 2004.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                               Three Months Ended
                                    March 31,
                             -----------------------
                                2004      2003 (1)
                             ----------- -----------
Risk-free interest rates         n/a        2.17%
Expected lives                   n/a       6 years
Volatility                       n/a       17.91%
Dividend yield                   n/a        6.12%

Reconciliation to previously reported amounts

The accounting effect of adopting FIN 46 Revised and SFAS 123 on net income previously reported for the quarter ended March 31, 2003 is as follows (dollars in thousands, except per share amounts):

Net income previously reported                      $       10,231

Adjustment for effect of adopting FAS 123                      (99)
Adjustment for effect of adopting FIN 46 Revised              (487)

Net income as reported                              $        9,645

Per diluted share previously reported               $         0.48

Adjustment for effect of adopting FAS 123                    (0.01)
Adjustment for effect of adopting FIN 46 Revised             (0.02)

Per diluted share as reported                       $         0.45

The accounting effect of adopting FIN 46 Revised and SFAS 123 on stockholders' equity at January 1, 2003 for previously reported amounts is as follows (dollars in thousands):

                                                       Additional      Distribution
                                                        paid-in        in excess of
                                                         capital   accumulated earnings
                                                       -----------   ------------------
  Statement of Stockholders' Equity:

Balance at January 1, 2003,
  as previously reported                             $    535,125  $           (43,813)

Adjustments for cumulative effect on prior years
  of retroactively applying SFAS 123                        3,606               (2,696)
Adjustments for cumulative effect on prior years
  of retroactively applying FIN 46 Revised                     --               (6,533)

Balance at January 1, 2003, as adjusted              $    538,731  $           (53,042)

Beginning in 2003, the Company implemented an upgrade to its subsidiary ledger for accounting for fixed assets. The Company completed this system upgrade in the first quarter of 2004. In conjunction with this system upgrade, the Company has determined that cumulative depreciation expense generated by consolidated or equity method rental properties was understated by approximately $2.1 million through December 31, 2003 and this amount was recorded during the quarter ended March 31, 2004. Had the correction been made in 2003, depreciation expense would have increased by approximately $640,000, $1.3 million, and $1.0 million in the first, second and third quarters of 2003, respectively. In the fourth quarter 2003, depreciation expense would have decreased by approximately $1.4 million. The Company does not believe that the correction is material to the previously reported financial statements and is not material to any consolidated any consolidated earnings trends.

Overview

The Company believes that its operating results have largely been a result of its business strategy of investing in submarkets that provide the greatest potential for rental growth at the lowest relative risk. Essex believes that its market research process, which includes an analysis of both metropolitan statistical areas (MSA's) and submarkets, provides it with a distinct competitive advantage. Essex researches markets by reviewing data from private and government sources as well as information developed or verified by its field personnel. Essex then utilizes its proprietary research model to project market rent trends, allowing the Company to allocate capital to the markets with the best risk-adjusted return potential.

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

Based on its evaluation of multifamily housing supply and demand factors, the Company forecasts the occupancy and rent trends for its targeted submarkets, and actively seeks to expand its multifamily portfolio in the submarkets with the greatest risk-adjusted return.

By region, the Company's operating results and investment strategy are as follows:

Southern California Region: At the time of the Company's 1994 initial public offering (IPO), the Company had ownership interests representing 17% of its multifamily units in this region. Following the IPO, the Company, using its research process, determined that various markets in the Southern California region were attractive for multifamily property investment and, the Company, accordingly increased its ownership in such markets. As of March 31, 2004, we have ownership interests representing 59% of our multifamily units in this region. During the three months ended March 31, 2004, the region continued to perform well, with same store property revenues increasing 4.4% versus the comparable period in 2003. Same store property revenues remained flat versus the immediately preceding quarter. The Company expects this region to continue generating positive operating results in the near term.

Northern California Region: As of March 31, 2004, the Company had ownership interests representing 17% of its multifamily units in this region. Several years of job losses have resulted in declining rents. In the three months ended March 31, 2004, same store property revenues decreased 8.2% versus the comparable period in 2003 and decreased 0.7% versus the immediately preceding quarter. The Company expects market rents to remain flat in fiscal year 2004, which would result in same store property revenues to decline. The Company expects positive multifamily fundamentals in this region after 2004. As a result, the Company will begin to increase its investment focus in this region.

Pacific Northwest Region: As of March 31, 2004, the Company had ownership interests representing 22% of its multifamily units in the region. This region also lost jobs in 2003, but at a lower rate compared to the Company's Northern California region. In the three months ended March 31, 2004, same store property revenues decreased 0.1% versus the comparable period in 2003 and increased 1.5% versus the immediately preceding quarter. The Company expects job growth in this region in fiscal year 2004, and believes this region will generate a slight increase in same property revenue versus 2003. The Company expects positive multifamily fundamentals in this region after 2004, and the Company will begin to increase it investment focus in this region.

Critical Accounting Policies

See Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of the Company's critical accounting policies. As a result of the implementation of FIN 46 Revised, discussed in Note 1 to the condensed consolidated financial statements, the Company has identified an additional critical accounting policy regarding consolidation of VIEs.

The Company assesses each entity in which it has an investment or contractual relationship which may be deemed to be a VIE. If such an entity is a VIE, then the Company analyzes the expected losses and expected residual returns to determine who is the primary beneficiary. If the Company is the primary beneficiary, then the entity is consolidated. The analysis required to identify VIEs and primary beneficiaries is complex and judgmental and must be applied to various types of entities and structures.

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for greater than 96% of its property revenues for the three months ended March 31, 2004 and 2003. The Company's properties ("the Properties") are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas), and other areas (Hemet, California, Las Vegas, Nevada, and Houston, Texas).

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities. Currently, Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Company, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the estimated costs, of the underlying real estate portfolio, including estimated completion costs of development projects. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks. The Company's remaining unfunded capital commitment as of March 31, 2004 is $9,614,000.

The Company is in the process of forming the second Essex Apartment Value Fund ("Fund II"), which is expected to be similar to Fund I in size and structure. Essex anticipates an initial closing of Fund II during the second quarter of 2004, and anticipates its capital commitment by a subsidiary of the Company to be approximately $50 million.

Since its formation, Fund I has acquired ownership interests in 17 multifamily residential properties, representing 4,926 apartment units with an aggregate cost of approximately $640 million (including the estimated total cost of development and redevelopment projects), and disposed of two multifamily residential properties, consisting of 530 apartment units at a gross sales price of approximately $73.2 million resulting in a net realized gain of approximately $5.7 million. In addition, two development land parcels, where approximately 480 apartment units are planned for construction, have been purchased by Fund I with a total estimated cost for the projects of approximately $101.7 million. As of March 31, 2004, the remaining commitments to fund these development projects is approximately $25.9 million of which approximately $5.5 million is the Company's commitment. Fund I also owns a land parcel in Irvine, California.

The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes since 1994. The Company provides some of its fee based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"), in order to maintain compliance with REIT tax rules. EMC was retroactively consolidated by the Company as of January 1, 2004 for all periods presented in accordance with the Company's adoption of FIN 46 Revised.

The Company (excluding Fund I's development communities) has ownership interests in and is developing two multifamily residential communities, with an aggregate of 444 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $74.9 million. As of March 31, 2004, the remaining commitment to fund these projects is approximately $12.0 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Average financial occupancy rates of the Company's multifamily Quarterly Same Store Properties (stabilized properties consolidated by the Company for each of the three months ended March 31, 2004 and 2003) was 96.0% and 95.2%, for the three months ended March 31, 2004 and 2003, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy rates disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended March 31, 2004 and 2003 are as follows:

                                                      Three months ended
                                                          March 31,
                                                    ----------------------
                                                      2004        2003
                                                    ---------  -----------
Southern California                                     96.2%        95.2%
Northern California                                     95.8%        95.9%
Pacific Northwest                                       95.9%        94.5%

Total Revenues increased by $3,521,000 or 5.3% to $69,806,000 in the first quarter of 2004 from $66,285,000 in the first quarter of 2003. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                             Three Months Ended
                                                                 March 31,
                                                 Number of   --------------------   Dollar   Percentage
                                                Properties     2004       2003      Change     Change
                                                -----------  ---------  ---------  --------- -----------
Revenues:                                                    (Dollars in thousands)
  Property revenues - quarterly
    Quarterly Same Store Properties
      Southern California                               42  $  24,604  $  23,567  $   1,037         4.4%
      Northern California                               17     12,593     13,725     (1,132)       (8.2)
      Pacific Northwest                                 23     10,311     10,321        (10)       (0.1)
                                                -----------  ---------  ---------  --------- -----------
          Properties                                    82     47,508     47,613       (105)       (0.2)
  Property revenues - properties
    acquired or consolidated subsequent to
    December 31, 2002 (1)                                      18,823     16,406      2,417        14.7
                                                             ---------  ---------  --------- -----------
      Total property revenues                                  66,331     64,019      2,312         3.6
Interest and other income                                       3,475      2,266      1,209        53.4
                                                             ---------  ---------  --------- -----------
      Total revenues                                        $  69,806  $  66,285  $   3,521         5.3%
                                                             =========  =========  ========= ===========

(1) Also includes five office buildings (one consolidated in accordance with FIN 46R), five recreational vehicle parks, two manufactured housing communities, redevelopment communities, development communities, and 12 multifamily properties consolidated as of January 1, 2004 in accordance with FIN 46 Revised.

As set forth in the above table, the $3,521,000 net increase in total revenues was primarily attributable to an increase of $2,417,000 due to acquisition of thirteen multifamily properties (the "Quarterly Acquisition Properties") subsequent to December 31, 2002 and the increase in interest and other income of $1,209,000.

Interest and other income increased by $1,209,000 or 53.4% to $3,475,000 in the first quarter of 2004 from $2,266,000 in the first quarter of 2003. The increase primarily relates to an increase in equity income in co-investments and leasing income.

Property revenues from the Quarterly Same Store Properties decreased by $105,000 or 0.2% to $47,508,000 in the first quarter of 2004 from $47,613,000 in the first quarter of 2003. The relatively minor decrease was attributable to the 17 Quarterly Same Store Properties located in Northern California offset by the results of the 42 Quarterly Same Store Properties located in Southern California. The property revenues of the Quarterly Same Store Properties in Northern California decreased by $1,132,000 or 8.2% to $12,593,000 in the first quarter of 2004 from $13,725,000 in the first quarter of 2003. The decrease in Northern California is primarily attributable to rental rate decreases and a decrease in financial occupancy to 95.8% in the first quarter of 2004 from 95.9% in the first quarter of 2003. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest decreased slightly by $10,000 or 0.1% to $10,311,000 in the first quarter of 2004 from $10,321,000 in the first quarter of 2003. The 42 Quarterly Same Store Properties located in Southern California offset the net decrease in total property revenues from the other Quarterly Same Store Properties. The property revenues for these properties increased by $1,037,000, or 4.4%, to $24,604,000 in the first quarter of 2004 from $23,567,000 in the first quarter of 2003. The $1,037,000 increase is primarily attributable to an increase in financial occupancy to 96.2% in the first quarter of 2004 from 95.2% in the first quarter of 2003.

Total Expenses increased by $7,958,000 or approximately 16.0% to $57,786,000 in the first quarter of 2004 from $49,828,000 in the first quarter of 2003. This increase was mainly due to an increase in property operating expenses of $6,181,000 or 18.1% to $40,273,000 in the first quarter of 2004 from $34,092,000 in the first quarter of 2003. Such operating expense increase was attributable to an increase in depreciation and amortization of $5,130,000, which was attributable to the Quarterly Acquisition Properties, and a cumulative correction that increased depreciation expense in the amount of approximately $2,100,000 in the first quarter of 2004. All other property operating expenses increased $1,051,000. Interest expense increased by $1,103,000 or 8.4% to $14,310,000 in the first quarter of 2004 from $13,207,000 in the first quarter of 2003. The increase in interest expense is due to increases in the mortgage notes payable and line of credit balances and the effect of Quarterly Acquisition Properties.

Minority interests decreased by $1,242,000 or 18.2% to $5,570,000 in the first quarter of 2004 from $6,812,000 in the first quarter of 2003. This is primarily due to the decrease in net income of the Operating Partnership.

Net income decreased by $3,195,000 or 33.1% to net income of $6,450,000 in the first quarter of 2004 from net income of $9,645,000 in the first quarter of 2003. The decrease in net income is mainly attributable to the factors noted above.

Liquidity and Capital Resources

At March 31, 2004, the Company had $17,709,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, refinance of maturing loans, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Company expects to incur approximately $390 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2004. These expenditures do not include the improvements required as a condition to funding mortgage loans, expenditures for acquisition properties' renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2004 and/or the funding thereof will not be significantly different than the Company's current expectations.

The Company is currently developing two multifamily residential projects, with an aggregate of 444 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risks that Development Activities Will be Delayed or Not Completed and/or Fail to Achieve Expected Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $74,900,000. As of March 31, 2004, the remaining commitment to fund these development projects is approximately $12,000,000. The Company expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Although the Company does not anticipate starting any new development projects in 2004, it will continue to evaluate, as appropriate and with due consideration given to current market conditions, potential development projects of multifamily properties.

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities. Currently, Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Company, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the estimated costs, of the underlying real estate portfolio, including estimated completion costs of development projects. The Company is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks. The Company's remaining unfunded capital commitment as of March 31, 2004 is $9,614,000.

The Company is in the process of forming the second Essex Apartment Value Fund ("Fund II"), which is expected to be similar to Fund I in size and structure. Essex anticipates an initial closing of Fund II during the second quarter of 2004, and anticipates its capital commitment by a subsidiary of the Company to be approximately $50 million.

The Company has an outstanding unsecured line of credit for an aggregate amount of $185,000,000. At March 31, 2004, the Company had $118,500,000 outstanding on this line of credit. At March 31, 2004, this line of credit bore an interest rate of approximately 2.2%. On April 30, 2004, the Company renewed this $185 million unsecured line of credit facility for a three-year term, with an option to extend it for one year thereafter. The underlying interest rate on this line is based on a tiered rate structure tied to the Company's corporate ratings and is currently LIBOR plus 1.0%. On December 18, 2003, the Company obtained a 5-year, $90,000,000 credit facility from Freddie Mac, secured by four of Essex's multifamily communities. The aggregate maximum principal amount of the facility is $90,000,000, increasing to $100,000,000 on July 1, 2004. The Company borrowed $80,600,000 under this facility, comprised of two tranches as follows: $41,000,000, locked for 60 days at a base rate of 1.586% (55 basis points over Freddie Mac's Reference Rate) and $39,600,000 locked for 180 days at a base rate of 1.695% (59 basis points over Freddie Mac's Reference Rate).

In addition to the Company's unsecured lines of credit, the Company had $967,392,000 of secured indebtedness at March 31, 2004. Such indebtedness consisted of $786,662,000 in fixed rate debt with interest rates varying from 4.25% to 8.25% and maturity dates ranging from 2005 to 2014. The indebtedness also includes $180,730,000 of tax-exempt variable rate demand bonds with interest rates, including credit enhancements and other fees, paid during the three months ended March 31, 2004 that average 2.60% and maturity dates ranging from 2020 to 2034. The tax-exempt variable rate demand bonds are subject to interest rates caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

As of March 31, 2004, the Company had the capacity pursuant to existing shelf registration statements to issue up to $219,455,250 in equity securities and the Operating Partnership had the capacity pursuant to such registration statements to issue up to $250,000,000 of debt securities.

Financing and Equity Issuances

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

On October 6, 2003, the Company sold 1.6 million shares of common stock in a public offering and received offering proceeds (before expenses) of $60.67 per share, representing a 3.25% discount to the common stock's closing price on September 30, 2003, the date of the underwriting agreement between the Company and the underwriter, pursuant to which the shares were sold.  The shares were issued pursuant to the Company's existing shelf registration statement.  The proceeds of the offering were approximately $97,072,000. Subsequent to the offering, the net proceeds generated from the offering were used to acquire multifamily communities located in the Company's targeted West Coast markets.

Using the proceeds of its September 2003 sale of its 7.8125% Series F Cumulative Redeemable Preferred Stock, the Company on November 24, 2003, redeemed all of the outstanding 9.125% Series C Cumulative Redeemable Preferred Units of the Operating Partnership. In connection with this redemption the Company incurred a non-cash charge of $625,000 related to the write-off of the issuance costs.

In January 2004, the Company restructured its previously issued $50 million, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80 million, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units will continue until July 27, 2004 - the end of the current non-call period. On July 28, 2004, the distribution rate on the Series D Units is to be reduced to 7.875%. The date that the Series D Units can first be redeemed at the Company's option was extended by six years to July 28, 2010. The date that the Series B Units can first be redeemed at the Company's option was extended from February 6, 2003 to December 31, 2009.

On June 14, 2000 the Company purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35.0 million and an additional contingent payment.  The amount of the contingent payment was disputed and submitted to binding arbitration.   As a result of the arbitration, the Company was directed to issue an additional 109,874 units of limited partnership interest ("Units") in the Operating Partnership to the sellers of Waterford Place.  On March 31, 2004, the Company completed the issuance of these Units to the sellers.  In connection with this issuance, on March 31, 2004, the Company also redeemed for cash 55,564 Units from these sellers, which included Units from the 109,874 issued to them that day as well as Units previously acquired by them.

Company Investments; Off-Balance Sheet Financing

The Company invests in joint ventures, which are accounted for under the equity or consolidation methods of accounting based on the provisions of FIN 46 Revised or the voting control it exercises through its ownership interests in these affiliates. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Company's equity in undistributed earnings or losses since its initial investment. The individual assets, liabilities, revenues and expenses of the joint venture are not recorded in the Company's consolidated financial statements.

There is one VIE as to which the Company is not deemed to be the primary beneficiary of such VIE. Total assets and liabilities of this entity as of March 31, 2004 were $14,591,000 and $14,703,000, respectively. The Company is not exposed to a material loss from this entity. At March 31, 2004 and December 31, 2003, the Company did not have any other relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at March 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                     Less Than        2-3         4-5       Over 5
                                      1 Year         Years       Years       Years        Total
(In thousands)                      -----------    ---------   ---------   ---------   -----------
Mortgage notes payable             $    15,154    $  65,435   $ 240,644   $ 646,159   $   967,392
Lines of credit                        118,500 (1)       --          --      80,600       199,100
Development commitments (2)             17,543           --          --          --        17,543
Redevelopment commitments(3)             7,439           --          --          --         7,439
Essex Apartment Value Fund, L.P.
   capital commitment                    9,614           --          --          --         9,614
                                    -----------    ---------   ---------   ---------   -----------
                                   $   168,250    $  65,435   $ 240,644   $ 726,759   $ 1,201,088
                                    ===========    =========   =========   =========   ===========

__________

    Subsequent to March 31, 2004, the line of credit was extended for an additional three years.
    $15,827 of these commitments relate to actual contracts as of March 31, 2004.
    $2,989 of these commitments relate to actual contracts as of March 31, 2004.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of acquisition and development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P.("Fund I"), the anticipated initial closing of the second Essex Apartment Value Fund ("Fund II"), the anticipated performance of existing properties, statements regarding the Company's financing activities and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that Fund I will fail to perform as anticipated, that the Company's partners in this Fund fail to fund capital commitments as contractually required, that there may be unexpected delays in the initial closing of Fund II, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that the Company will not be able to complete property acquisitions, as anticipated, for which the proceeds from recent equity issuances were intended to be used, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Potential Factors Affecting Future Operating Results

Many factors affect the Company's actual financial performance and may cause the Company's future results to be different from past performance or trends. These factors include those factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the following:

Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which the Company owns, manages and develops properties, some of which are concentrated in high-tech sectors, have been and may be in an economic downturn. The impacts of such downturn on operating results can include, and are not limited to, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

The Company's property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Company operates. Although the Company believes it is well positioned to meet the challenges ahead, it is possible that reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and market value of the Company's shares. Prolonged recession could also affect the Company's ability to obtain financing at acceptable rates of interest and to access funds from the refinance or disposition of properties at acceptable prices.

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

Funds from Operations

Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") is generally considered by industry analysts as an appropriate measure of performance of an equity REIT. Generally, Funds from Operations adjusts the net income of equity REITs for charges such as depreciation and amortization of rental properties, gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle. Management considers Funds from Operations to be a useful financial operating performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations.

The following table sets forth the Company's calculation of Funds from Operations for the three months ended March 31, 2004 and 2003.

                                                              Three Months Ended
                                                            March 31,
                                                          ----------------------------
                                                              2004         2003 (1)
                                                          -------------  -------------

Income before minority interests                         $  12,020,000  $  16,457,000

Adjustments:
    Depreciation and amortization                           18,432,000     13,302,000
    Depreciation and amortization --
       unconsolidated co-investments and
       minority interests                                      834,000        591,000
    Minority interests, excluding depreciation              (4,872,000)    (5,648,000)
    Dividends to preferred stockholders - Series F            (488,000)            --
                                                          -------------  -------------
    Funds From Operations                                $  25,926,000  $  24,702,000
                                                          =============  =============
Weighted average number
  shares outstanding diluted (2)                            25,370,177     23,494,051
                                                          =============  =============

                                                              Three Months Ended
                                                            March 31,
                                                          ----------------------------
                                                              2004         2003 (1)
                                                          -------------  -------------
Cash flow provided by (used in):
     Operating activities                                $  35,956,000  $  30,055,000
     Investing activities                                 (105,866,000)   (12,422,000)
     Financing activities                                   72,851,000    (14,633,000)

(1) March 31, 2003 amounts have been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

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

For the Years Ended           2004      2005      2006       2007      2008    Thereafter        Total     Fair value
                            --------  --------  ---------  --------  --------  -----------     ---------   ----------
Fixed rate debt
   (In thousands)
Amount                     $ 15,154  $ 42,583  $  22,852  $ 87,628  $153,016  $   465,429     $ 786,662   $  749,839
Average interest rate           6.8%      6.8%       6.8%      6.7%      6.7%         6.8%

Variable rate debt
   (In thousands)
Amount                     $118,500  $     --  $      --  $     --  $     --  $   261,330 (1) $ 379,830   $  379,830
Average interest                2.2%       --         --        --        --          2.3%

The table incorporates only those exposures that exist as of March 31, 2004; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4: Controls and Procedures

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended March 31,2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 2: Changes in Securities and Use of Proceeds

In January 2004, the Company restructured its previously issued $50 million, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80 million, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units will continue until July 27, 2004 - the end of the current non-call period. On July 28, 2004, the distribution rate on the Series D Units is to be reduced to 7.875%. The date that the Series D Units can first be redeemed at the Company's option was extended by six years to July 28, 2010. The date that the Series B Units can first be redeemed at the Company's option was extended from February 6, 2003 to December 31, 2009.

Unregistered Sales of Securities

On June 14, 2000 the Company purchased Waterford Place, a 238- unit apartment community located in San Jose, California for a contract price of $35.0 million and an additional contingent payment.  The amount of the contingent payment was disputed and submitted to binding arbitration.   As a result of the arbitration, the Company was directed to issue an additional 109,874 units of limited partnership interest ("Units") in the Operating Partnership to the sellers of Waterford Place.  On March 31, 2004, the Company completed the issuance of these Units to the sellers.  In connection with this issuance, on March 31, 2004, the Company also redeemed for cash 55,564 Units from these sellers, which included Units from the 109,874 issued to them that day as well as Units previously acquired by them.   This private placement of Units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6: Exhibits and Reports on Form 8-K

  Exhibits

  10.1 Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of March 29, 2004.

  10.2 Third Amended and Restated Revolving Credit Agreement, dated April 30, 2004, among Essex Portfolio L.P., Bank of America and other lenders as specified therein.

  31.1 Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

On January 8, 2004 the Company filed a Current Report on Form 8-K to file a press release to announce that the Company had restructured its previously issued $50.0 million, 9.30% Series D Cumulative Redeemable Preferred Units and its previously issued $80.0 million, 7.875% Series B Cumulative Redeemable Preferred Units.

On January 27, 2004, the Company filed a Current Report on Form 8-K to file a written communication comprised of slides shown during an investor presentation on January 27, 2004.

On February 4, 2004 the Company filed a Current Report on Form 8-K to file a press release to announce fourth quarter and year ended 2003 results.

On March 1, 2004, the Company filed a Current Report on Form 8-K to file a written communication comprised of slides shown during an investor presentation on March 1, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: May 17, 2004

By:	/S/ MARK J. MIKL
Mark J. Mikl
First Vice President, Treasurer and Controller (Authorized Officer and Principal Accounting Officer)