Form 10-K
period 2004-12-31
ESSEX PROPERTY TRUST INC
filed 2005-03-31
CIK 920522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(650) 494-3700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 par value	New York Stock Exchange
Rights to purchase Series A Junior Participating	New York Stock Exchange
7.8125% Series F Cumulative Redeemable Preferred Stock, $.0001 par value	Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒   No ☐

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,537,153,702. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes.

As of March 1, 2005, 23,052,121 shares of Common Stock ($.0001 par value) were outstanding.

LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part III, Item 15, on page number 56.

DOCUMENTS INCORPORATED BY REFERENCE:

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 10, 2005.

Essex Property Trust, Inc.
2004 ANNUAL REPORT ON FORM 10-K

PART I

Forward Looking Statements

This Form 10-K contains forward-looking statement within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1943. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, included in the section entitled “Forward-Looking Statements” on page 36 of this Form 10-K.

Item 1. Business

Description of Business

Essex Property Trust, Inc. (“the Company” or “Essex”) is a self-administered and self-managed equity real estate investment trust (“REIT”) engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Company’s multifamily portfolio as of December 31, 2004 consists of ownership interests in 120 properties (comprising 25,518 apartment units), of which 13,755 units are located in Southern California (Los Angeles, Ventura, Orange, San Diego and Riverside counties), 5,810 units are located in Northern California (the San Francisco Bay Area), 5,651 are located in the Pacific Northwest (4,776 units in the Seattle metropolitan area and 875 units in the Portland, Oregon metropolitan area), and 302 units are located in Houston, Texas. In addition, at December 31, 2004, the Company has an ownership interest in other real estate assets consisting of four recreational vehicle parks (comprising 698 spaces), five office buildings (totaling approximately 173,540 square feet) and two manufactured housing communities (containing 607 sites), (collectively, together with the Company’s multifamily residential properties, the “Properties”).  One of the office buildings located in Northern California (Palo Alto) has approximately 17,400 square feet and houses the Company’s headquarters and another office building located in Southern California (Woodland Hills) has approximately 38,940 square feet, of which the Company occupies approximately 11,200 square feet. The Woodland Hills office building has eight third-party tenants occupying approximately 26,600 feet. The Company along with its affiliated entities and joint ventures also has entered into commitments for the development of 645 units in four multifamily communities; of which two are in Northern California and two are in Southern California.

The Company was incorporated in the state of Maryland in March 1994. On June 13, 1994, the Company commenced operations with the completion of an initial public offering (“the Offering”) in which it issued 6,275,000 shares of common stock at $19.50 per share.

The Company conducts substantially all of its activities through Essex Portfolio, L.P. (the “Operating Partnership”). The Company currently owns an approximate 90.3% general partnership interest and members of the Company’s Board of Directors, senior management and certain third-party investors own limited partnership interests of approximately 9.7% in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership. The Operating Partnership either controls or has significant influence over the Properties.

The Company’s website address is http://www.essexpropertytrust.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are all available, free of charge, on our website as soon as practicable after we file the reports with the Securities and Exchange Commission (“SEC”).

References in this Form 10-K to “us,” “we,” or “our” refer to Essex unless indicated otherwise.

Business Objectives

The Company’s primary business objective is to maximize funds from operations and total returns to stockholders through active property and portfolio management. The Company’s primary business objectives include:

•                  Active Property Marketing and Management. Maximize, on a per share basis, cash available for distribution and the capital appreciation of its property portfolio through active property marketing and management and, if applicable, redevelopment.

•                  Selected Expansion of Property Portfolio. Increase, on a per share basis, cash available for distribution through the acquisition and development of multifamily residential properties in selected major metropolitan areas located primarily in the west coast region of the United States.

•                  Optimal Portfolio Asset Allocations. Enhance financial performance through a portfolio asset allocation program that seeks to increase or decrease the investments in each market based on projected changes in regional economic and local market conditions.

•                  Management of Capital and Financial Risk. Optimize the Company’s capital and financial risk positions by maintaining a conservative leverage ratio and seeking a lower cost of capital.

Business Principles

The Company was founded on, has followed, and intends to continue to follow the business principles set forth below:

Property Management.  Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, the Company seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. The Company’s Chief Operating Officer, its Senior Vice President of Operations, its Division Managers, its area and regional portfolio managers, and their staff are accountable for the performance and maintenance of the Properties. They supervise on-site managers, provide training for the on-site staff, monitor fiscal performance against budgeted expectations, monitor property performance against competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment.

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

Geographic Focus.  The Company focuses its property investments in markets that meet the following criteria:

•                  Major Metropolitan Areas.  The Company focuses on metropolitan areas having a regional population in excess of one million people. Real estate markets in these areas are typically characterized by a greater number of buyers and sellers and are, therefore, more liquid. Liquidity is an important element for implementing the Company’s strategy of varying its portfolio in response to changing market conditions.

•                  Supply Constraints.  The Company believes that properties located in real estate markets with limited housing development opportunities may produce increased rental income. When evaluating supply constraints, the Company reviews: (i) availability of developable land sites on which competing properties could be readily constructed; (ii) political barriers to growth resulting from a restrictive local political environment regarding development (such an environment, in addition to the restrictions on development itself, is often associated with a lengthy and expensive development process); and (iii)

physical barriers to growth, resulting from natural limitations to development, such as mountains or waterways.

•                  Rental Demand Created by High Cost of Housing.  The Company concentrates on markets in which the cost of renting compares favorably to the cost of owning a home. In such markets, rent levels tend to be higher and operating expenses and capital expenditures, as a percentage of rent, are often lower in comparison with markets that have a lower cost of owning a home.

•                  Job Proximity.  The Company believes that most renters select housing based on its proximity to their jobs and related commuting factors. The Company obtains local area information relating to its residential properties and uses this information when making multifamily property acquisition decisions. The Company also reviews the location of major employers relative to its portfolio and potential acquisition properties.

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

Active Portfolio Management Through Regional Economic Research and Local Market Knowledge.  The Company was founded on the belief that the key elements of successful real estate investment and portfolio growth include extensive regional economic research and local market knowledge. The Company utilizes its economic research and local market knowledge to make appropriate portfolio allocation decisions that it believes will result in better overall operating performance and lower portfolio risk. The Company maintains and evaluates:

•                  Regional Economic Data.  The Company evaluates and reviews regional economic factors for the markets in which it owns properties and where it considers expanding its operations. The Company’s research focuses on regional and sub-market supply and demand for all types of housing, economic diversity, job growth, market depth and the comparison of rents to down payments and occupancy costs associated with for-sale housing.

•                  Local Market Conditions.  Local market knowledge includes (i) local factors that influence whether a sub-market is desirable to tenants; (ii) the extent to which the area surrounding a property is improving or deteriorating; and (iii) local investment market dynamics, including the relationship between the value of a property and its yield, the prospects for capital appreciation and market depth.

Recognizing that all real estate markets are cyclical, the Company regularly evaluates the results of regional economic and local market research and adjusts its portfolio allocations accordingly. The Company actively manages the allocation of assets within its portfolio. The Company seeks to increase its portfolio allocation in markets projected to have the strongest local economies and to decrease such allocations in markets projected to have declining economic conditions. Likewise, the Company also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields.

Current Business Activities

The Company conducts substantially all of its activities through the Operating Partnership, of which it owns an approximate 90.3% general partnership interest. The approximate 9.7% limited partnership interests in the Operating Partnership are owned by directors, officers and employees of the Company and certain third-party investors. As the sole general partner of the Operating Partnership, the Company has operating control over the management of the Operating Partnership. The Operating Partnership either controls or has significant influence over the Properties. From time to time, the Company may invest in properties through the acquisition of an interest in another entity. The Company does not plan to invest in the securities of other entities not engaged in real estate related activities.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the year ended December 31, 1994. In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries (“TRS”) for various revenue generating or investment activities. The TRS’s are consolidated by the Company.

Acquisitions

On January 21, 2004, the Company purchased the improvements comprising Marina City Club, located in Marina del Rey, California, which include a 101-unit apartment community, an adjacent marina with approximately 340 boat slips and assorted retail space.  The total contract price was approximately $27.7 million.  The improvements are subject to a long-term ground lease with the County of Los Angeles that expires in 2067.  The property is unencumbered.

On January 28, 2004, the Company purchased Mountain View Apartments, a 106-unit multifamily community located in Camarillo, California for a contract price of approximately $14.3 million.  The property is unencumbered.

On February 27, 2004, the Company purchased Fountain Park Apartments, a 705-unit multifamily community located in Playa Vista, California, for a contract price of approximately $124.5 million.  In connection with the transactions, the Company assumed tax-exempt variable rate bond obligations totaling $83.2 million that mature in 2033.  Financing and other agreements require 53% of the apartment homes in Fountain Park to be subject to various rent restrictions based on resident income criteria.

During the second quarter of 2004, the Company acquired its partner’s 80% interests in Tierra Vista Apartments, a 404-unit apartment community located in Oxnard, California and The Pointe at Cupertino, a 116-unit apartment community located in Cupertino, California.  The combined contract price for the interests was approximately $74.6 million.  In conjunction with the transaction, the Company assumed a $37.3 million loan with an interest rate of 5.93% that matures on July 1, 2007 for Tierra Vista, and a $14.1 million loan with an interest rate of 4.86%, which matures on November 1, 2012 for The Pointe at Cupertino.  As a result of these transactions, the Company now consolidates these properties.

On August 6, 2004, the Company acquired Vista Belvedere, a 76-unit apartment community located in the Marin County town of Tiburon, California.  Essex acquired the multifamily community in a UPREIT structured transaction for an agreed upon value of approximately $17.1 million.  The Company issued 73,088 operating partnership units to the prior owner.  The property is encumbered by a mortgage loan in the principal amount of $11.8 million, with a 5.375% fixed interest rate, an August 2013 maturity date and an option to extend the maturity for one year thereafter at a floating rate of 2.5% over Freddie Mac’s Reference Bill.

On September 29, 2004, the Company acquired its partner’s 55% interest in Park Hill, a 245-unit apartment community located in Issaquah, Washington for approximately $1.3 million.  In conjunction with the transaction, the Company assumed approximately a $21.2 million loan with an interest rate of 6.9%, which matures in July 2009.  The Company now consolidates this property.

In November 2004, the Company acquired Fairwood Pond Apartments, a 194-unit apartment community located in Renton, Washington for approximately $21.1 million and The Esplanade Apartments, a 278-unit apartment community located in San Jose, California for approximately $60.5 million. These properties are unencumbered.

In December 2004, the Company acquired two apartment communities – Woodside Village and Pinehurst Apartments – aggregating 173 apartment units, located in Ventura, California, for approximately $28.3 million. These properties are unencumbered.

Subsequent Events – Acquisition

On February 2, 2005, the Company acquired Cedar Terrace Apartments, a 180-unit apartment community, located in Bellevue, Washington, for approximately $22.3 million. The property is unencumbered.

Dispositions

On August 3, 2004, the Company sold The Essex at Lake Merritt, a 270-unit multifamily community located in Oakland, California for an approximate contract price of $88.0 million.  In conjunction with this transaction, a company owned TRS originated a participating loan to the buyer in the amount of $5.0 million, which allows the Company to participate in approximately one-third of the potential profits related to the condominium conversion of the property.  The Company’s gain on the sale of The Essex at Lake Merritt is approximately $12.9 million, of which $5.0 million is deferred under the provisions of FAS 66.  The deferred gain will be recognized as a realized gain on sale as payments on the participating loan are received.  The Company continues to provide property management services for the portion of the property not yet converted to condominiums.  Recognition of interest income on the loan and the Company’s share of the profits, if any, associated with the condominium conversions has been deferred until realized.

At June 30, 2004, Golden Village Recreational Vehicle Park, a property located in Hemet, California and acquired as part of the John M. Sachs merger in December 2002, met the “held for sale” criteria under SFAS 144.   In accordance with SFAS 144, assets and liabilities and the results of operations of the property were presented as discontinued operations in the consolidated financial statements for all periods presented.  Upon reclassification as held for sale at June 30, 2004, the Company presented Golden Village at its estimated fair value less disposal costs which resulted in an impairment charge of approximately $756,000.  Such fair value was determined using the contractual sales price pursuant to the contract with the buyer of the property.  On July 18, 2004, the Company sold Golden Village for $6.7 million.  No gain or loss was recognized on the sale.

In the fourth quarter of 2004, the Company sold its approximate 49.9% ownership interest in Coronado at Newport – North in connection with the sale of the Fund I assets to an unrelated entity. Please refer to Fund I discussion on page 7.

Subsequent Events – Dispositions

In January 2005, the Company sold four non-core assets that were acquired in conjunction with the merger with John M. Sachs, Inc. in 2002.  The four non-core assets were: The Riviera Recreational Vehicle Park and The Riviera Manufactured Home Park, both located in Las Vegas, Nevada, and for which the Company had previously entered into master lease and option agreements with an unrelated entity; and two small office buildings, located in San Diego California, aggregating 7,200 square feet.

Development

Development communities are defined by the Company as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations (defined as 95% physical occupancy). As of December 31, 2004, the Company had direct ownership interests in two development communities with an aggregate of 395 multifamily units. During 2004, the Company achieved stabilized operations at one development community-- Hidden Valley at Parker Ranch, a 324-unit apartment community located in Simi Valley, California, which achieved stabilized operations during the fourth quarter of 2004.

 In the fourth quarter of 2004, the Company entered into a joint venture to develop a 5-story apartment building aggregating 275 apartment homes in Los Angeles, California. It is anticipated that, upon completion, the community will offer 220 market-rate units and 55 affordable-rate units. The cost to develop this project is estimated at approximately $62.6 million.  The joint venture has obtained $47.0 million of tax-exempt bond financing on the project, which will be drawn to fund future construction costs.  Essex has originated a $7.4 million mezzanine loan to the joint venture, which bears an interest rate of 14.0%, is subject to various conditions, and matures in December 2009. The Company’s limited partnership equity investment is approximately $3.2 million and will, subject to the provisions of the agreements, generally allow the Company to receive 75% of the cash flow up to a 22.67% priority return, and 50% of cash flow thereafter.  Essex has also provided a construction completion guarantee in the amount of $4.8 million.  Pursuant to FIN46R the Company has consolidated this joint venture and eliminated all intercompany accounts.

In connection with the properties currently under development, the Company has directly, or in some cases through affiliated joint venture entities, entered into contractual construction-related commitments with unrelated third parties. As of December 31, 2004, the Company and its partners are committed to approximately $51.3 million in estimated development expenditures to complete these projects.

The following table sets forth information regarding the Company’s development communities at December 31, 2004.

Development Communities	Location	Units	Estimated Project Cost as of 12/31/04(1)	Incurred Project Cost as of 12/31/04(1)	Projected Stabilization
			($ in millions)	($ in millions)
The San Marcos Phase II(2)	Richmond, CA	120	23.9	21.9	Jan. 2005
Northwest Gateway	Los Angeles, CA	275	62.6	13.3	Jan. 2008
Pre-development costs			3.1	3.1	—
Total Development Communities		395	$89.6	$38.3

(1)   Estimated project cost as of December 31, 2004 includes incurred costs and estimated costs to complete the development projects.

(2)          The Company is the sole owner of this development project.

Redevelopment

Redevelopment communities are defined by the Company as existing properties owned or recently acquired which have been targeted for additional investment by the Company with the expectation of increased financial returns. Redevelopment communities are typically affected by significant construction activity and, as a result, may have less than stabilized operations. As of December 31, 2004, the Company has direct ownership interests in six redevelopment communities, which contain 2,512 units.

The following table sets forth information regarding the Company’s development communities at December 31, 2004.

Redevelopment Communities	Location	Units	Estimated Renovation Cost as of 12/31/04(1)	Incurred Total Cost as 12/31/04(1)
			($ in millions)	($ in millions)
Hillcrest Park - Phase II	Newbury Park, CA	608	$3.6	$2.9
Kings Road	Los Angeles, CA	196	6.0	2.2
Coronado at Newport - South (2)	Newport Beach, CA	715	13.3	4.4
Mira Woods	San Diego, CA	355	4.9	0.1
Palisades	Bellevue, WA	192	1.6	0.2
Avondale	Woodland Hills, CA	446	5.5	0.3
Total Redevelopment Communities		2,512	$34.9	$10.1

(1)          Estimated project cost as of December 31, 2004 includes incurred costs and estimated costs to complete the development projects.

(2)          The Company and Fund I each own an approximate 49.9% interest in this property. This property is in contract to sell in 2005.

Debt Transactions

On February 20, 2004 the Company prepaid an $8.7 million non-recourse mortgage with an interest rate of 7.8% that was to mature in January 2007.  In conjunction with this transaction, the Company paid a $175,000 prepayment fee.

On April 30, 2004 the Company renewed its $185.0 million unsecured line of credit facility for a three-year term, with an option to extend it for one year thereafter. The underlying interest rate on this line is based on a tiered rate structure tied to the Company’s corporate ratings and is currently LIBOR plus 1.0%.

On May 13, 2004, the Company obtained a non-recourse mortgage on a previously unencumbered property in the amount of $30.7 million, with a 5.19% fixed interest rate for a 9-year term, maturing in May 2013, with an option to extend the maturity for one year thereafter at a floating rate of 2.5% over Freddie Mac’s Reference Bill.  During the extension period, the loan may be paid in full with no prepayment penalty.

On November 15, 2004, the Company repaid a non-recourse mortgage that matured in the amount of $25.6 million.  The interest rate on the loan was 7.1%.

Subsequent Event – Debt

On February 1, 2005, the Company obtained a non-recourse mortgage on a previously unencumbered property in the amount of $21.8 million with a 4.94% fixed interest rate for a 9-year term, maturing in March 2014, with an option to extend the maturity for one year thereafter at a floating rate of 2.4% over one month LIBOR. During the extension period, the loan may be paid in full with no prepayment penalty.

On February 16, 2005, the Company entered into a $50 million notional forward starting interest rate swap with PNC Bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. The Company expects to refinance up to $113 million of mortgages that mature in 2007. These mortgages have an effective interest rate of approximately 6.3% as of December 31, 2004. This notional forward starting interest rate swap will be designated as a cash flow hedge under FAS 133 and changes to its fair value prior to settlement will be reflected in Other Comprehensive Income on the Company’s consolidated financial statements.

Equity Transactions

On June 14, 2000 the Company purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35.0 million and an additional contingent payment.  The amount of the contingent payment was disputed and submitted to binding arbitration.   As a result of the arbitration, the Company was directed to issue an additional 109,874 units of limited partnership interest (“Units”) in the Operating Partnership to the sellers of Waterford Place.  On March 31, 2004, the Company completed the issuance of these Units to the sellers and redeemed for cash 55,564 Units from these sellers.

In January 2004, the Company restructured its previously issued $50.0 million, 9.30% Series D Cumulative Redeemable Preferred Units (“Series D Units”), and its previously issued $80.0 million, 7.875% Series B Cumulative Redeemable Preferred Units (“Series B Units”).  The existing distribution rate of 9.30% of the Series D Units continued until July 27, 2004 – the end of the non-call period.  On July 28, 2004, the distribution rate on the Series D Units was reduced to 7.875%.  The date that the Series D Units can first be redeemed at the Company’s option was extended by six years to July 28, 2010.  The date that the Series B Units can first be redeemed at the Company’s option was extended from February 6, 2003 to December 31, 2009.

On September 3, 2004, the Company redeemed all of its outstanding, $55 million, 9.25% Series E Cumulative Redeemable Preferred Units of the Operating Partnership, which resulted in a non-cash charge of $1.6 million related to the write-off of the issuance costs. This charge is included in minority interest in the accompanying consolidated statement of operations.

Essex Apartment Value Fund I (“Fund I”)

Essex Apartment Value Fund, L.P. (“Fund I”), is an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company’s acquisition, development, redevelopment and asset management capabilities. Fund I was considered fully invested in 2003. An affiliate of the Company, Essex VFGP, L.P. (“VFGP”), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP.

Since its formation, Fund I has acquired or developed ownership interests in 19 multifamily residential properties, representing 5,406 apartment units with an aggregate cost of approximately $618.0 million.  Fund I also owns the Kelvin Ave. land parcel in Irvine, California, which is planned for development into a 132-unit apartment community.

Prior to 2004, Fund I disposed of two multifamily residential properties, consisting of 530 apartments units for a aggregate contract sales price of approximately $73.2 million.

On August 26, 2004, Fund I sold Palermo Apartments, 230-unit multifamily community located in San Diego, California for a net sales price of $58.2 million.  Fund I completed the development of this property at an approximate cost of  $44.9 million in 2004.

In the third quarter of 2004, Fund I entered into a purchase and sale agreement with United Dominion Realty, L.P. (“UDR”) for a sale of sixteen apartment communities, totaling 4,646 units owned by Fund I and, with respect to Coronado at Newport North and South, both Fund I’s and the Company’s separate ownership interests, for a contract price of $756.0 million.  In connection with the transaction, UDR remitted a $10 million earnest money deposit directly to Fund I, which is refundable only in limited circumstances.  On September 30, 2004, pursuant to the UDR purchase and sale agreement, Fund I sold seven of the multifamily communities, aggregating 1,777 apartment units at a contract price of approximately $264.0 million. On October 27, 2004, an additional seven of the remaining nine properties, including the Company’s approximate 49.9% ownership interest in Coronado at Newport – North, were sold to UDR for a contract price of $322.0 million, of which $267.6 million represents Fund I’s allocated portion of the contract price based on its ownership interest.  The remaining two multifamily properties under the UDR agreement that are anticipated to close in 2005 are Coronado at Newport - South, a 715-unit apartment community in Newport Beach, California currently undergoing redevelopment and River Terrace, a newly developed 250-unit apartment community in Santa Clara which is currently in lease up.

The Fund I dispositions in 2004, combined with the sale of its 49.9% direct ownership interest in Coronado at Newport North, resulted in the Company recognizing equity income from investments of $38.8 million. The Company’s share of the gain on the sale of real estate of $39.3 million was reduced by a $505,000 non-cash loss on the early extinguishment of debt related to the write-off of unamortized loan fees.  The Company’s general partnership interest provides for “promote distributions” upon attainment of certain financial return benchmarks.  During 2004, the Company recognized $18.3 million of additional equity income associated with its promote distribution.  The Company accrued $4.0 million of employee incentive compensation expense related to the Fund I sale, which is included in general and administrative expense in the accompanying consolidated statement of operations.

Development Communities

At December 31, 2004 Fund I owned two development communities with an aggregate of 250 multifamily units and an estimated total cost of $64.1 million, of which $3.6 million remains to be expended and approximately $770,000 is expected to be funded by the Company through its capital commitments.

The following table sets forth information regarding Fund I’s development communities at December 31, 2004.

Development Communities	Location	Units	Estimated Project Cost as of 12/31/04(1)	Incurred Project Cost as of 12/31/04(1)	Projected Stabilization
			($ in millions)	($ in millions)
Fund I
River Terrace	Santa Clara, CA	250	$57.9	$54.3	Jun. 2005
Pre-development - Kelvin Avenue	Irvine, CA	—	6.2	6.2	—
Total Fund I Development Communities		250	$64.1	$60.5

(1)          Estimated project cost as of December 31, 2004 includes incurred costs and estimated costs to complete the development projects. Estimated project costs for Kelvin Avenue have not been determined.

Essex Apartment Value Fund II (“Fund II”)

On September 27, 2004 the Company announced the final closing of the Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including Essex with combined equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage of approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

Acquisition Activities

During 2004, Fund II acquired ownership interests in three multifamily properties consisting of 907 units with an aggregate purchase price of approximately $130.0 million. These investments were primarily funded by mortgage loans in the aggregate amount of $76.6 million and the contribution of equity from joint venture partners.

Multifamily properties acquired in 2004 are as follows:

Property Name	Location	Units	Contract Purchase Price	Loan Amount	Fixed Interest Rate	Loan Maturity Date
			($ in millions)	($ in millions)
Carlmont Woods	Belmont, CA	195	$23.8	$13.5	4.89%	Dec-13
Parcwood	Corona, CA	312	40.0	26.6	4.89%	Dec-13
Harbor Cove	Foster City, CA	400	66.2	36.5	4.89%	Dec-13

Total		907	$130.0	$76.6

Subsequent Events – Acquisition

On March 2, 2005, the Fund II acquired Regency Tower Apartment Homes, a 178-unit apartment community, located in Oakland, California, for approximately $21.2 million. In conjunction with the transaction, Fund II originated a new mortgage loan totaling approximately $11.5 million with a fixed interest rate of 5.16%, which matures in February 2014 and has a 1-year variable rate extension period.

Offices and Employees

The Company is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California; Bellevue, Washington; and Portland, Oregon. As of December 31, 2004, the Company had approximately 800 employees.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in, to or migrating from such property. Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to sell or rent such property or to borrow using such property as collateral. In addition, persons exposed to such substances, either through soil vapor or ingestion of the substance, may claim personal injury damages. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. In addition, certain environmental laws impose liability for release of asbestos-containing materials (“ACMs”) into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

California has enacted legislation commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including tobacco smoke. Although we have sought to comply with Proposition 65 requirements, we cannot assure you that we will not be adversely affected by litigation relating to Proposition 65.

Methane gas is a naturally-occurring gas that is commonly found below the surface in several areas of California, particularly in the Southern California coastal areas.  Methane is a non-toxic gas, but can be ignitable in confined spaces.  Although naturally-occurring, methane gas is not regulated at the state or federal level, some local governments, such as the County of Los Angeles, have imposed requirements that new buildings install detection systems in areas where methane gas is known to be located.  Methane gas is also associated with certain industrial activities, such as former municipal waste landfills.

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Essex has been sued for mold related matters and has settled some, but not all, of such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. We have adopted programs designed to manage the existence of mold in our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

All of the Properties have been subjected to preliminary environmental assessments, including a review of historical and public data (“Phase I assessments”), by independent environmental consultants. Phase I assessments generally consist of an investigation of environmental conditions at the Property, including a preliminary investigation of the site, an identification of publicly known conditions occurring at properties in the vicinity of the site, an investigation as to the presence of polychlorinated biphenyl’s (“PCBs”), ACMs and above-ground and underground storage tanks presently or formerly at the sites, and preparation and issuance of written reports. As a result of information collected in the Phase I assessments, certain of the Properties were subjected to additional environmental investigations, including, in a some cases, soil sampling or ground water analysis to further evaluate the environmental conditions of those Properties.

The environmental studies revealed the presence of soil and groundwater contamination and the presence of methane and associated gases at certain of the Properties.  Based on its current knowledge, the Company does not believe the future liabilities associated with the contamination or with the methane gas is material and is not in receipt of any cleanup order from a regulatory agency.    Environmental studies also indicate that one of the Properties is located on a former municipal landfill, which has been closed for approximately eighty years.  To the Company’s knowledge, the property has not been subject to any regulatory requirements since it was initially closed; however, state regulatory agencies have discretion to impose various requirements on closed landfills, including monitoring for methane gas.  Limited sampling has indicated there is no methane gas above explosive limits at the property.  Based on its current knowledge, the Company does not believe that any regulatory requirements or other liabilities associated with this property are material.  The environmental studies have also indicated that many of the Properties contain ACM, a common building material prior to the 1980s.  The ACM is found primarily in the ceiling textures, floor tiles, and adhesives.  To the Company’s knowledge, the ACM is in good condition.  The Company has implemented an operations and maintenance plan to inspect and monitor the ACM to ensure that the ACM remains in good condition and is properly managed.  Based on the information contained in the environmental studies, the Company believes that there is only a remote risk that the environmental contamination or other conditions at these Properties would lead to a material adverse effect on the Company’s financial condition, result of operations, or liquidity.  Certain Properties that have been sold by the Company were identified as having potential groundwater contamination. While the Company does not anticipate any losses or costs related to groundwater contamination on Properties that have been sold, it is possible that such losses or costs may materialize in the future.

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

Insurance

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses, such as, for example, losses for terrorism or earthquake, for which the Company may not have sufficient insurance coverage. Substantially all of the Properties are located in areas that are subject to earthquake activity. The Company has obtained earthquake insurance for most the Properties. Most of the Properties are included in an earthquake insurance program that is subject to an aggregate limit of $80.0 million payable upon a covered loss in excess of a $15.0 million self-insured retention amount and a 5% deductible. In the future, the Company may selectively exclude properties from being covered by earthquake insurance based on management’s evaluation of the following factors: (i) the availability of coverage on terms acceptable to the Company, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. Despite earthquake coverage on most of the Company’s Properties, should a property sustain damage as a result of an earthquake, the Company may incur losses due to deductibles, co-payments and losses in excess of applicable insurance, if any.

Although the Company may carry insurance for potential losses associated with its properties, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage.

Competition

The Company’s Properties compete for tenants with similar properties primarily on the basis of location, rent charged, services provided, and the design and condition of the improvements. Competition for tenants from competing properties affects the amount of rent charged as well as rental growth rates, vacancy rates, rental concessions, deposit amounts, and the services and features provided at each property. While economic conditions are generally stable in the Company’s target markets, a prolonged economic downturn could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company also experiences competition when attempting to acquire properties that meet its investment criteria. Such competing buyers include domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital

The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and its amounts available on lines of credit. The Company believes that its future net cash flows and borrowing capacity will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company has line of credit facilities in the committed amount of approximately $285.0 million. At December 31, 2004 the Company had an outstanding balance of $249.5 million under these line of credit facilities.

Risk Factors

Our operations involve various risks that could have adverse consequences including, without limitation, reductions in funds from operations, impairing our ability to make distributions to shareholders, and failure to qualify as a REIT. These risks include, among others, the following:

 We depend on our key personnel

Our success depends on our ability to attract and retain the services of executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

Debt Financing

At December 31, 2004, we had approximately $1.317 billion of indebtedness (including $438.3 million of variable rate indebtedness, of which $152.7 million is subject to interest rate protection agreements).

We are subject to the risks normally associated with debt financing, including the following:

•                  cash flow may not be sufficient to meet required payments of principal and interest;

•                  inability to refinance existing indebtedness on encumbered properties;

•                  the terms of any refinancing may not be as favorable as the terms of existing indebtedness;

•                  inability to comply with debt covenants which could cause an acceleration of the maturity date; and

•                  repaying debt before the scheduled maturity date could result in prepayment penalties.

Uncertainty of Ability to Refinance Balloon Payments

At December 31, 2004, we had an aggregate of approximately $1.317 billion of mortgage debt and line of credit borrowings, most of which are subject to balloon payments of principal. We do not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and the line of credit borrowings.

At December 31, 2004, these mortgages and lines of credit borrowings had the following scheduled principal payments:

2005—$18.7 million;

2006—$24.7 million;

2007—$280.7 million (includes lines of credit balance of $155.8 million as of December 31, 2004);

2008—$154.5 million;

2009—$139.9 million (includes lines of credit balance of $93.7 million as of December 31, 2004);

2010 and thereafter—$698.5 million.

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

Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which we own, manage and develop properties, some of which are concentrated in high-tech sectors, have been affected by an economic downturn and may in the future again be affected by an economic downturn. The impact of such downturn on our operating results can include, without limitation, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

Our property type and diverse geographic locations provide some degree of risk moderation but we are not immune to a prolonged economic downturn in the real estate markets in which we operate. Although we believe we are well positioned to meet the challenges ahead, it is possible that reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and the market value of our shares. A prolonged downturn could also affect our ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable prices.

Risk of Rising Interest Rates

At December 31, 2004, we had approximately $188.8 million of long-term variable rate indebtedness bearing interest at  floating rates tied to the rate of short-term tax-exempt revenue bonds (which mature at various dates from 2006 through 2034), and $249.5 million of variable rate indebtedness under our lines of credit, of which $155.8 million bears interest at 1.0% over LIBOR and $93.7 million bearing interest at the Freddie Mac Reference Rate plus from 0.55% to 0.60%. A portion of the long-term variable rate indebtedness of approximately $152.7 million is subject to interest rate protection agreements, which may reduce the risks associated with fluctuations in interest rates. The remaining $285.6 million of long-term variable rate indebtedness is not subject to any interest rate protection agreements. An increase in interest rates may have an adverse effect on our net income and results of operations.

Current interest rates are at historic lows and could potentially  increase rapidly.  Significant and rapid interest rate increases would result in higher interest expense on our variable rate indebtedness. Prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties at economic returns on investment and our ability to refinance existing borrowings at acceptable rates.

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

Acquisition Activities: Risks that Acquisitions Will Fail to Meet Expectations

We intend to continue to acquire multifamily residential properties. There are risks that acquired properties will fail to perform as expected. Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to market an acquired property as originally intended may prove to be inaccurate. We expect to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by Essex. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of Essex’s existing stockholders. If we finance new acquisitions under existing lines of credit, there is a risk that, unless we obtain substitute financing, Essex may not be able to secure further lines of credit for new development or such lines of credit may be not available on advantageous terms.

Also, we may not be able to refinance our existing lines of credit upon maturity, or the terms of such refinancing may not be as favorable as the terms of the existing indebtedness. Further, acquisitions of properties are subject to the general risks associated with real estate investments. For further information regarding these risks, please see “Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks.”

Risks that Development Activities Will Be Delayed, not Completed, and/or Fail to Achieve Expected Results

We pursue multifamily residential property development projects and these projects generally require various governmental and other approvals, which we cannot assure you that we will receive. Our development activities generally entail certain risks, including the following:

•                  funds may be expended and management’s time devoted to projects that may not be completed;

•                  construction costs of a project may exceed original estimates, possibly making the project economically unfeasible;

•                  development projects may be delayed due to, without limitation, adverse weather conditions, labor shortages, or unforeseen complications;

•                  occupancy rates and rents at a completed project may be less than anticipated; and

•                  costs at a completed development may be higher than anticipated.

These risks may reduce the funds available for distribution to Essex’s stockholders. Further, the development of properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see “Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks.”

The Geographic Concentration of the Properties and Fluctuations in Local Markets May Adversely Impact Our Financial Conditions and Results of Operations

We derived significant amounts of rental revenues for the year ended December 31, 2004 from properties concentrated in Southern California (Los Angeles, Ventura, Orange, San Diego and Riverside counties), Northern California (the San Francisco Bay Area), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). As of December 31, 2004, of our 120 ownership interests in multifamily residential properties, 90 are located in California. As a result of this geographic concentration, if a local property market performs poorly, the income from the properties in that market could decrease. As a result of such a decrease in income, we may be unable to pay expected dividends to our stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently, impacts the income generated from the properties and their underlying values. The financial results of major local employers also may impact the cash flow and value of certain of the properties. Economic downturns in the local markets in which we own properties could have a negative impact on our financial condition and results of operations.

Competition in the Multifamily Residential Market May Adversely Affect Operations and the Rental Demand For Our Properties

There are numerous housing alternatives that compete with our  multifamily properties in attracting residents. These include other multifamily rental apartments and single-family homes that are available for rent in the markets in which the properties are located. The properties also compete for residents with new and existing homes and condominiums that are for sale. If the demand for our properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on our financial condition and results of operations.

We also face competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of properties. Some of the competitors are larger and have greater financial resources than we do. This competition may result in increased costs of properties we acquire and/or develop.

Debt Financing on Properties May Result in Insufficient Cash Flow

Where possible, we intend to continue to use leverage to increase the rate of return on our investments and to provide for additional investments that we could not otherwise make. There is a risk that the cash flow from the properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code. We may obtain additional debt financing in the future, through mortgages on some or all of the properties. These mortgages may be recourse, non-recourse, or cross-collateralized. As of December 31, 2004, Essex had 75 of its 115 consolidated multifamily properties encumbered by debt. Of the 75 properties, 53 are secured by deeds of trust relating solely to those properties, and with respect to the remaining 22 properties, 5 cross-collateralized mortgages are secured by 8 properties, 6 properties, 3 properties, 3 properties and 2 properties, respectively. The holders of this indebtedness will have a claim against these properties and, to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties, which are not the primary collateral for their loan. This, in turn, may accelerate other indebtedness secured by properties. Foreclosure of properties would reduce our income and asset value.

Dividend Requirements as a Result Of Preferred Stock May Lead to a Possible Inability to Sustain Dividends

The Operating Partnership currently has $130 million in aggregate of Series B Cumulative Redeemable Preferred Units (the “Series B Preferred Units”)and Series D Cumulative Redeemable Preferred Units (the “Series D Preferred Units”) outstanding. In addition, the Company has approximately $25 million of Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) outstanding. The Series B Preferred Units, the Series D Preferred Units, and the Series F Preferred Stock are collectively referred to as the “Preferred Equity”.

The terms of the Series F Preferred Stock and of the preferred stock into which each series of Preferred Units are exchangeable provide for certain cumulative preferential cash distributions per each share of preferred stock. These terms also provide that while such preferred stock is outstanding, Essex cannot authorize, declare, or pay any distributions on the Common Stock, unless all distributions accumulated on all shares of such preferred stock have been paid in full. The distributions payable on such preferred stock may impair Essex’s ability to pay dividends on its Common Stock.

If Essex wishes to issue any Common Stock in the future (including, upon exercise of stock options), the funds required to continue to pay cash dividends at current levels will be increased. Essex’s ability to pay dividends will depend largely upon the performance of the Properties and other properties that may be acquired in the future.

Essex’s ability to pay dividends on its stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, Essex may not make a distribution on stock if, after giving effect to such distribution, either:

•                  we would not be able to pay our indebtedness as it becomes due in the usual course of business; or

•                  our total assets would be less than our total liabilities.

If Essex cannot pay dividends on its stock, Essex’s status as a real estate investment trust may be jeopardized.

Resale of Shares Pursuant to our Effective Registration Statement May Have an Adverse Effect on the Market Price of the Shares

Pursuant to the acquisition of John M. Sachs, Inc., a real estate company, in December 2002, we issued 2,719,875 shares of common stock, as partial consideration for the acquisition, to the trusts that were the shareholders of that company.  In connection with the acquisition, Essex entered into a registration rights agreement with these trusts, pursuant to which in January 2003 we filed a registration statement on Form S-3 in order to enable the resale of these shares of common stock. In an amendment to this registration statement filed in April 2003, we also registered, pursuant to certain registration rights, 50,000 shares of common stock which are issuable to the trusts in connection with certain contractual obligations and 2,270,490 shares of common stock which are issuable upon exchange of limited partnership interests in the Operating Partnership. These limited partnership interests are held by senior members of our management, certain members of our Board of Directors and certain outside investors, or the Operating Partnership holders, and comprise approximately 9.7% of the limited partnership interests of the Operating Partnership as of December 31, 2004. In addition, the Operating Partnership has invested in certain real estate partnerships. In the 2003 registration statement, we also registered, pursuant to certain registration rights, 1,473,125 shares of common stock, which are issuable upon redemption of all of the limited partnership interests in such real estate partnerships. In sum, this 2003 registration statement covers in aggregate 6,513,490 shares of our common stock. The resale of the shares of common stock pursuant to the registration statement may have an adverse effect on the market price of our shares.

Our Chairman is Involved in Other Real Estate Activities and Investments, Which May Lead to Conflicts of Interest

Our Chairman, George M. Marcus is not an employee of Essex. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of The Marcus & Millichap Company, or “MM”, which is a holding company for certain real estate brokerage and services companies. MM has an interest in Pacific Property Company, a company that invests in West Coast multifamily residential properties. In 1999 we sold an office building to MM, which Essex previously occupied as its corporate headquarters.

Mr. Marcus has agreed not to divulge any information that may be received by him in his capacity as Chairman of Essex to any of his affiliated companies and that he will absent himself from any and all discussions by the Essex Board of Directors regarding any proposed acquisition and/or development of a multifamily property where it appears that there may be a conflict of interest with any of his affiliated companies.  Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with us in acquiring and/or developing multifamily properties, which competition may be detrimental to us.  In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with us, which may be detrimental to the interests of Essex’s stockholders.

The Influence of Executive Officers, Directors and Significant Stockholders May Be Detrimental to Holders of Common Stock

As of December 31, 2004, George M. Marcus, the Chairman of our Board of Directors, wholly or partially owned 1,752,111 shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 7.6% of the outstanding shares of our common stock. Mr. Marcus currently does not have majority control over us. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all our stockholders.

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

Further pursuant to our acquisition of John M. Sachs, Inc. in December 2002, we issued, as partial consideration for the acquisition, 2,719,875 shares of our common stock and an additional 35,860 shares of common stock in July 2003 to the trusts that were the shareholders of that company. As a result of this issuance, these trusts own, as of December 31, 2004, in aggregate, approximately 10% of our outstanding common stock. Pursuant to their ownership interest in Essex, these trusts may have significant influence over us. Such influence could result in decisions that do not reflect the interest of all our stockholders.

The Voting Rights of Preferred Stock May Allow Holders of Preferred Stock to Impede Actions that Otherwise Benefit Holders of Common Stock

In general, the holders of Series F Preferred stock and of the preferred stock into which our preferred units are exchangeable do not have any voting rights. However, if full distributions are not made on any outstanding preferred stock for six quarterly distributions periods, the holders of preferred stock who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on Essex’s Board of Directors. These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the preferred stock have been paid in full. At that time, the holders of the preferred stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates.

In addition, while any shares of Series F Preferred Stock or shares of preferred stock into which the preferred units are exchangeable are outstanding, Essex may not without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock, each voting separately as a single class:

•                  authorize or create any class of series of stock that ranks senior to such preferred stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of our business;

•                  amend, alter or repeal the provisions of Essex’s Charter or Bylaws, that would materially and adversely affect the rights of such preferred stock; or

•                  in the case of the preferred stock into which our preferred units are exchangeable, merge or consolidate with another entity or transfer substantially all of its assets to another entity, except if such preferred stock remains outstanding with the surviving entity and has the same terms and in certain other circumstances.

These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions that would otherwise benefit the holders of Essex’s Common Stock.

The Redemption Rights of the Series B Preferred Units, Series D Preferred Units and Series F Preferred Stock may be Detrimental to Holders of Common Stock

Upon the occurrence of one of the following events, the terms of the Operating Partnership’s Series B and D Preferred Units require it to redeem all of such units and the terms of the Company’s Series F Preferred Stock provide the holders of the majority of the outstanding Series F Preferred Stock the right to require the Company to redeem all of such stock:

•                  the Company completes a “going private” transaction and its common stock is no longer registered under the Securities Exchange Act of 1934, as amended:

•                  the Company completes a consolidation or merger or sale of substantially all of its assets and the surviving entity’s debt securities do not possess an investment grade rating; or

•                  the Company fails to qualify as a REIT

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

Maryland Business Combination Law May Not Allow Certain Transactions Between us and Affiliates to Proceed Without Compliance with Such Law

The Maryland General Corporation Law establishes special requirements for “business combinations” between a Maryland corporation and “interested stockholders” unless exemptions are applicable. An interested stockholder is any person who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock.

The law also requires a supermajority stockholder vote for such transactions. This means that the transaction must be approved by at least:

•                  80% of the votes entitled to be cast by holders of outstanding voting shares; and

•                  66% of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

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

Anti-Takeover Provisions Contained in the Operating Partnership Agreement, Charter, Bylaws, and Certain Provisions of Maryland Law Could Delay, Defer or Prevent a Change in Control

While Essex is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership’s partnership agreement place limitations on Essex’s ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of Essex’s stockholders. The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, Essex cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of our general partner interest in the Operating Partnership to another entity. Such limitations on Essex’s ability to act may result in our being precluded from taking action that the Board of Directors believes is in the best interests of Essex’s stockholders. In addition, as of December 31, 2004, one individual, George M. Marcus, held or controlled more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

Essex’s Charter authorizes the issuance of additional shares of common stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the common stock. We may establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control. Such a transaction might involve a premium price for our stock or otherwise be in the best interests of the holders of common stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of common stock.

Essex’s Charter, as well as Essex’s stockholder rights plan, also contains other provisions that may delay, defer or prevent a transaction or a change in control that might be in the best interest of Essex’s stockholders. Essex’s stockholder rights plan is designed, among other things, to prevent a person or group from gaining control of us without offering a fair price to all of Essex’s stockholders. Also, the Bylaws may be amended by the Board of Directors to include provisions that would have a similar effect, although Essex presently has no such intention. The Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of common stock and limit the opportunity for stockholders to receive a premium for their shares of common stock.

In addition, the Maryland General Corporations Law restricts the voting rights of shares deemed to be “control shares.” Under the Maryland General Corporations Law, “control shares” are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt Essex from the control share provisions of the Maryland General Corporations Law, the Board of Directors may amend or eliminate the provisions of the Bylaws at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporations Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporations Law could delay, defer or prevent a transaction or change in control that might involve a premium price for the stock or otherwise be in the best interests of Essex’s stockholders.

Bond Compliance Requirements May Limit Income From Certain Properties

At December 31, 2004, we had approximately $188.8 million of variable rate tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Huntington Breakers Apartments, Camarillo Oaks Apartments, Fountain Park and Parker Ranch Apartments and $15.5 million of fixed rate tax-exempt financing related to Meadowood Apartments. This tax-exempt financing subjects these properties to certain deed restrictions and restrictive covenants. We expect to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if we are required to lower rental rates to attract residents who satisfy the median income test. If Essex does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and we may be subject to additional contractual liability.

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

Income from the properties may be further adversely affected by, among other things, the following factors:

•                  the general economic climate;

•                  local economic conditions in which the properties are located, such as oversupply of housing or a reduction in demand for rental housing;

•                  the attractiveness of the properties to tenants;

•                  competition from other available space;

•                  Essex’s ability to provide for adequate maintenance and insurance; and

•                  increased operating expenses.

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

Essex’s Joint Ventures and Joint Ownership of Properties and Partial Interests in Corporations and Limited Partnerships Could Limit Essex’s Ability to Control Such Properties and Partial Interests

Instead of purchasing properties directly, we have invested and may continue to invest as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests, or our policies or objectives. Consequently, a co-venturer’s actions might subject property owned by the joint venture to additional risk. Although we seek to maintain sufficient influence of any joint venture to achieve its objectives, we may be unable to take action without our joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without consent. Additionally, should a joint venture partner become bankrupt, we could become liable for such partner’s share of joint venture liabilities.

From time to time, we, through the Operating Partnership, invest in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. In certain circumstances, the Operating Partnership’s interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership’s ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership’s objectives. In addition, the Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity. In addition, we have and in the future may enter into transactions that could require us to pay the tax liabilities of partners, which contribute assets into joint ventures or the Operating Partnership, in the event that certain taxable events, which are within our control, occur. Although we plan to hold the contributed assets or defer recognition of gain on their sale pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code we can provide no assurance that we will be able to do so and if such tax liabilities were incurred they can expect to have a material impact on our financial position.

Dedicated Investment Activities and Other Factors Specifically Related to Essex Apartment Value Fund II, L.P.

In 2004, we organized an investment fund, Essex Apartment Value Fund II, L.P.(“Fund II”), which will be, subject to specific exceptions, our exclusive investment vehicle for new investment until at least 90% of Fund II’s committed capital has been invested or committed for investments, or if earlier, October 31, 2006. We are committed to invest 28.2% of the aggregate capital committed to Fund II. Fund II involves risks to us such as the following: our partners in Fund II might become bankrupt (in which event we might become generally liable for the liabilities of Fund II); have economic or business interests or goals that are inconsistent with our business interests or goals; fail to fund capital commitments as contractually required; or fail to approve decisions regarding Fund II that are in our best interest. We will, however, generally seek to maintain sufficient influence over Fund II to permit it to achieve its business objectives.

Investments In Mortgages And Other Real Estate Securities

We may invest in securities related to real estate, which could adversely affect our ability to make distributions to stockholders. We may purchase securities issued by entities, which own real estate and may also invest in mortgages or unsecured debt obligations. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. In general, investments in mortgages include the following risks:

•                  that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses;

•                  the borrower may not pay indebtedness under the mortgage when due, requiring us to foreclose, and the amount recovered in connection with the foreclosure may be less than the amount owed;

•                  that interest rates payable on the mortgages may be lower than our cost of funds; and

•                  in the case of junior mortgages, that foreclosure of a senior mortgage would eliminate the junior mortgage.

If any of the above were to occur, cash flows from operations and our ability to make expected dividends to stockholders could be adversely affected.

Possible Environmental Liabilities

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in, to or migrating from such property. Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to sell or rent such property or to borrow using such property as collateral. In addition, persons exposed to such substances, either through soil vapor or ingestion of the substances, may claim personal injury damages. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. In addition, certain environmental laws impose liability for release of asbestos-containing materials (“ACMs”) into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

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

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Essex has been sued for mold related matters and has settled some, but not all, of  such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. We have adopted programs designed to manage the existence of mold in our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

California has enacted legislation commonly referred to as “Proposition 65” requiring that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including tobacco smoke. Although we have sought to comply with Proposition 65 requirements, we cannot assure you that we will not be adversely affected by litigation relating to Proposition 65.

Methane gas is a naturally-occurring gas that is commonly found below the surface in several areas of California, particularly in the Southern California coastal areas.  Methane is a non-toxic gas, but can be ignitable in confined spaces.  Although naturally-occurring, methane gas is not regulated at the state or federal level, some local governments, such as the County of Los Angeles, have imposed requirements that new buildings install detection systems in areas where methane gas is known to be located.  Methane gas is also associated with certain industrial activities, such as former municipal waste landfills.

Except with respect to three Properties, the Company has no indemnification agreements from third parties for potential environmental clean-up costs at its Properties. The Company has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the properties formerly owned by the Company. No assurance can be given that existing environmental studies with respect to any of the Properties reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not exist as to any one or more of the Properties. The Company has limited insurance coverage for the types of environmental liabilities described above.

General Uninsured Losses

We have a comprehensive insurance program covering our property and operating activities. There are, however, certain types of extraordinary losses for which we may not have sufficient insurance. Accordingly, we may sustain uninsured losses due to insurance deductibles, self-insured retention, uninsured claims or casualties,  or losses in excess of applicable coverage.

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

Changes In Financing Policy; No Limitation On Debt

We have adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt-to-total-market-capitalization is as follows: total property indebtedness divided by the sum of total property indebtedness plus total equity market capitalization.

As used in the above formula, total equity market capitalization is equal to the aggregate market value of the outstanding shares of common stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of common stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), our debt-to-total-market-capitalization ratio was approximately 36.4% as of December 31, 2004.

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

We are Subject to Certain Tax Risks

We have elected to be taxed as a REIT under the Internal Revenue Code. Our qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. Although we intend that our current organization and method of operation enable us to qualify as a REIT, we cannot assure you that we so qualify or that we will be able to remain so qualified in the future.  Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholdersIf we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, and would not be allowed to deduct dividends paid to our shareholders in computing our taxable income. We may also be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. The additional tax liability would reduce our net earnings available for investment or distribution to stockholders. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

We have established several taxable REIT subsidiaries. Despite our qualifications as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature.

Other Matters

Certain Policies of the Company

The Company intends to continue to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company has in the past five years and may in the future (i) issue securities senior to its Common Stock, (ii) fund acquisition activities with borrowings under its line of credit and (iii) offer shares of Common Stock and/or units of limited partnership interest in the Operating Partnership or affiliated partnerships as partial consideration for property acquisitions. The Company from time to time acquires partnership interests in partnerships and joint ventures, either directly or indirectly through subsidiaries of the Company, when such entities’ underlying assets are real estate. In general, the Company does not (i) underwrite securities of other issuers or (ii) actively trade in loans or other investments.

The Company primarily invests in multifamily properties in Southern California (Los Angeles, Ventura, Orange, San Diego and Riverside counties), Northern California (the San Francisco Bay Area), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Company currently intends to continue to invest in multifamily properties in such regions, but may change such policy without a vote of the stockholders. In connection with the Sachs’ portfolio acquisition in December 2002, the Company has acquired two properties in Nevada and one property in Texas. The two properties located in Nevada were disposed of in January 2005.

The policies discussed above may be reviewed and modified from time to time by the Board of Directors without the vote of the stockholders.

Item 2. Properties

The Company’s property portfolio as of December 31, 2004 (including partial ownership interests) consists of ownership interests in 120 multifamily properties (comprising 25,518 apartment units), of which 13,755 units are located in Southern California (Los Angeles, Ventura, Orange, San Diego and Riverside counties), 5,810 units are located in Northern California (the San Francisco Bay Area), 5,651 of which are located in the Pacific Northwest (4,776 units in the Seattle metropolitan area and 875 units in the Portland, Oregon metropolitan area), and 302 units are located in Houston, Texas. In addition, at December 31, 2004, the Company owns other real estate assets consisting of four recreational vehicle parks (comprising 698 spaces), five office buildings (totaling approximately 173,540 square feet) and two manufactured housing communities (containing 607 sites).  One office building, which is located in Northern California (Palo Alto), has approximately 17,400 square feet and houses the Company’s headquarters. Another office building, located in Southern California (Woodland Hills), has approximately 38,940 square feet, of which the Company occupies approximately 11,200 square feet. The Woodland Hills office building has eight third party tenants occupying approximately 26,600 feet. The Company along with its affiliated entities and joint ventures also have entered into commitments for the development of 645 units in four multifamily communities; two of which are in Northern California and two in Southern California.  See “Development” in Item 1 of this Annual Report on Form 10-K for a list of our properties under development.

The Company’s multifamily properties accounted for 99% of the Company’s property revenues for the year ended December 31, 2004.

Occupancy Rates

The 120 multifamily residential properties had an average occupancy, based on “financial occupancy,” during the year ended December 31, 2004, of approximately 96%. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on financial occupancy, which is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

As of December 31, 2004, the headquarters building was 100% occupied by the Company and the Southern California office building was 97% occupied, based on physical occupancy. With respect to office buildings, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage. With respect to recreational vehicle parks, manufactured housing communities, or multifamily properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied units by rentable units.

For the year ended December 31, 2004, none of the Company’s Properties had book values equal to 10% or more of total assets of the Company or gross revenues equal to 10% or more of aggregate gross revenues of the Company.

Multifamily Residential Properties

The Company’s multifamily Properties are generally suburban garden apartments and townhomes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The multifamily properties have on average 210 units, with a mix of studio, one, two and some three-bedroom units. A wide variety of amenities are available at each apartment community, including covered parking, fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

The Company selects, trains and supervises a full team of on-site service and maintenance personnel. The Company believes that its customer service approach enhances its ability to retain tenants and that its multifamily Properties were built well and have been maintained well since acquisition.

Office Buildings

The Company’s corporate headquarters is located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Company acquired this property in 1997. The Company also owns an office building in Southern California (Woodland Hills), comprised of approximately 38,940 square feet building, of which the Company occupies approximately 11,200 square feet at December 31, 2004. The building has eight third party tenants occupying approximately 26,600 feet. The largest single tenant occupies approximately 10,900 square feet. The Company acquired this property in 2001. The Company also has two small office buildings comprising approximately 7,200 square feet that are located in San Diego, California, which were sold in January 2005 for $1.3 million.  The Company has a mortgage loan receivable on an office building with approximately 110,000 square feet located in Irvine, California, which is consolidated  under FIN 46R.

Recreational Vehicle Parks

The Company owns four recreational vehicle parks (comprising of 698 spaces), acquired in the Company’s December 2002 acquisition of John M. Sachs, Inc., located in El Cajon, California; San Jaciento, California; and Las Vegas Nevada. The recreational vehicle park located in Las Vegas, Nevada was sold in January 2005.

Manufactured Housing Communities

The Company owns manufactured housing communities (containing 607 sites), acquired in the Company’s December 2002 acquisition of John M. Sachs, Inc., located in Vista, California and Las Vegas, Nevada.

During the fourth quarter of 2003, the Company entered into lease and purchase option agreements with unrelated third parties related to its five recreational vehicle parks that are comprised of 1,717 spaces, and two manufactured housing communities that contain 607 sites.  Based on the agreements, the unrelated third parties have an option to purchase the assets in approximately four years for approximately $41.7 million - a 5% premium to the gross book value of the assets.  Under the lease agreements Essex is to receive a fixed monthly lease payment in addition to a non-refundable upfront payment that will be amortized over approximately five years (the life of the lease).  During 2004, the Company granted the lessees of one manufactured housing community and two recreational vehicle parks the right to exercise their purchase agreements in 2004. On July 18, 2004 the Company sold Golden Village Recreational Vehicle Park for $6.7 million. As of December 31, 2004 Riviera RV Resort and Riviera Mobile Home Park met the “held for sale” criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the properties are presented as discontinued operations in the consolidated financial statements for all periods presented. On January 20, 2005 the Company sold Riviera RV Resort and Riviera Mobile Home Park for $14.9 million.

The following tables describe the Company’s Properties as of December 31, 2004. The first table describes the Company’s multifamily residential properties and the second table describes the Company’s other real estate assets.

Multifamily Residential Properties (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Southern California
Alpine Country	Alpine, CA	108	81,900	1986	2002	92%
Alpine Village	Alpine, CA	306	254,400	1971	2002	94%
Barkley Apartments(3)(4)	Anaheim, CA	161	139,800	1984	2000	96%
Vista Pointe(5)	Anaheim, CA	286	242,400	1968	1985	94%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	97%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	94%
Mountain View	Camarillo, CA	106	83,900	1980	2004	95%
Cambridge	Chula Vista, CA	40	22,100	1965	2002	96%
Woodlawn Colonial	Chula Vista, CA	159	104,500	1974	2002	96%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	97%
Parcwood(6)	Corona, CA	312	270,000	1989	2004	97%
Casa Tierra	El Cajon, CA	40	28,700	1972	2002	98%
Coral Gardens	El Cajon, CA	200	182,000	1976	2002	96%
Tierra del Sol/Norte	El Cajon, CA	156	117,000	1969	2002	97%
Grand Regency	Escondido, CA	60	42,400	1967	2002	99%
Valley Park(7)	Fountain Valley, CA	160	169,700	1969	2001	97%
Capri at Sunny Hills(7)	Fullerton, CA	100	128,100	1961	2001	96%
Wilshire Promenade(8)	Fullerton, CA	149	128,000	1992	1997	95%
Montejo(7)	Garden Grove, CA	124	103,200	1974	2001	98%
Hampton Court (Columbus)	Glendale, CA	83	71,500	1974(9)	1999	98%
Hampton Place (Loraine)	Glendale, CA	132	141,500	1970(10)	1999	97%
Devonshire	Hemet, CA	276	207,200	1988	2002	94%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	97%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	98%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	98%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	97%
Pathways	Long Beach, CA	296	197,700	1975	1991	97%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	96%
City Heights(5)	Los Angeles, CA	687	424,100	1968	2000	96%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	99%
Kings Road(11)	Los Angeles, CA	196	132,100	1979	1997	93%
Park Place	Los Angeles, CA	60	48,000	1988	1997	99%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	99%
Marina City Club(12)	Los Angeles, CA	101	127,200	1971	2004	94%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	96%
Mira Woods Villa(13)	Mira Mesa, CA	355	262,600	1962	2002	95%
Hillcrest Park (Mirabella)	Newbury Park, CA	608	521,900	1973(14)(15)	1998	94%
Coronado at Newport South(16)	Newport Beach, CA	715	498,700	1968	1999	96%
Fairways(17)	Newport Beach, CA	74	107,100	1972	1999	95%
Country Villas	Oceanside, CA	180	179,700	1976	2002	95%
Mariners Place	Oxnard, CA	105	77,200	1987	2000	98%
Tierra Vista(18)	Oxnard, CA	404	387,100	2001	2001	95%
Monterey Villas (Village Apartments)	Oxnard, CA	122	122,100	1974(19)	1997	96%
Monterra del Mar (Windsor Terrace)	Pasadena, CA	123	74,400	1972(20)	1999	98%
Monterra del Rey (Glenbrook)	Pasadena, CA	84	73,100	1972(21)	1999	97%
Monterra del Sol (Euclid)	Pasadena, CA	85	69,200	1972(22)	1999	96%
Villa Angelina(7)	Placentia, CA	256	217,600	1970	2001	97%
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	92%
Highridge(7)	Rancho Palos Verdes, CA	255	290,200	1972	1997	97%

Multifamily Residential Properties (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Southern California (continued)
Bluffs II, The(23)	San Diego, CA	224	126,700	1974	1997	97%
Emerald Palms	San Diego, CA	152	133,000	1986	2002	96%
Summit Park	San Diego, CA	300	229,400	1972	2002	96%
Vista Capri - East	San Diego, CA	26	16,800	1967	2002	97%
Vista Capri - North	San Diego, CA	106	51,800	1975	2002	97%
Hearthstone(7)	Santa Ana, CA	140	154,800	1970	2001	95%
Treehouse(7)	Santa Ana, CA	164	135,700	1970	2001	95%
Carlton Heights	Santee, CA	70	48,400	1979	2002	97%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	94%
Hidden Valley (Parker Ranch)(24)	Simi Valley, CA	324	310,900	2004	2004	90%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	96%
Lofts at Pinehurst, The (Villa Scandia)	Ventura, CA	118	71,100	1971(25)	1997	96%
Pinehurst	Ventura, CA	28	21,200	1973	2004	100%
Woodside Village	Ventura, CA	145	136,500	1987	2004	97%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	93%
Avondale at Warner Center(26)	Woodland Hills, CA	446	331,000	1970	1999	96%
		13,755	11,202,700			96%

Northern California
Carlmont Woods(6)	Belmont, CA	195	107,200	1971	2004	99%
Brookside Oaks (7)	Cupertino, CA	170	119,900	1973	2000	95%
Point at Cupertino, The (Westwood)(18)	Cupertino, CA	116	135,200	1963(27)	1998	95%
Harbor Cove(7)	Foster City, CA	400	306,600	1971	2004	98%
Mountain Vista(28)	Fremont, CA	526	433,100	1975	2000	94%
Stevenson Place	Fremont, CA	200	146,200	1971(29)	1983	94%
Treetops	Fremont, CA	172	131,200	1978	1996	95%
Wimbledon Woods	Hayward, CA	560	462,400	1975	1998	95%
Summerhill Commons	Newark, CA	184	139,000	1987	1987	94%
San Marcos (Vista del Mar)	Richmond, CA	312	292,700	2003	2003	89%
Mt. Sutro Terrace	San Francisco, CA	99	64,000	1973	1999	95%
The Carlyle	San Jose, CA	132	129,200	2000	2000	95%
Waterford Place	San Jose, CA	238	219,600	2000	2000	99%
Esplanade	San Jose, CA	278	279,000	2002	2004	95%
Bel Air	San Ramon, CA	462	391,000	1988(30)	1995	97%
Eastridge	San Ramon, CA	188	174,100	1988	1996	95%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	97%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	97%
Le Parc Luxury Apartments (Plumtree)	Santa Clara, CA	140	113,200	1975(31)	1994	98%
Marina Cove (32)	Santa Clara, CA	292	250,200	1974	1994	97%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1995	97%
Oak Pointe	Sunnyvale, CA	390	294,100	1973	1988	96%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	95%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	97%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	95%
		5,810	4,855,900			96%

Multifamily Residential Properties (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Pacific Northwest Seattle, Washington Metropolitan Area
Emerald Ridge	Bellevue, WA	180	144,000	1987	1994	95%
Foothill Commons	Bellevue, WA	360	288,300	1978	1990	95%
Palisades, The	Bellevue, WA	192	159,700	1977	1990	97%
Sammamish View	Bellevue, WA	153	133,500	1986	1994	98%
Woodland Commons	Bellevue, WA	236	172,300	1978	1990	95%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	94%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	95%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	94%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	95%
Park Hill at Issaquah (33)	Issaquah, WA	245	277,700	1999	1999	94%
Peregrine Point	Issaquah, WA	67	85,900	2003	2003	96%
Wandering Creek	Kent, WA	156	124,300	1986	1995	96%
Bridle Trails	Kirkland, WA	92	73,400	1986	1997	96%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	95%
Laurels at Mill Creek	Mill Creek, WA	164	134,300	1981	1996	97%
Anchor Village (7)	Mukilteo, WA	301	245,900	1981	1997	95%
Castle Creek	Newcastle, WA	216	191,900	1997	1997	95%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	94%
Forest View	Renton, WA	192	182,500	1998	2003	95%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	95%
Fountain Court	Seattle, WA	320	207,000	2000	2000	96%
Linden Square	Seattle, WA	183	142,200	1994	2000	94%
Maple Leaf	Seattle, WA	48	35,500	1986	1997	97%
Spring Lake	Seattle, WA	69	42,300	1986	1997	97%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	97%
Portland, Oregon Metropolitan Area
Jackson School Village	Hillsboro, OR	200	196,800	1996	1996	96%
Landmark	Hillsboro, OR	285	282,900	1990	1996	96%
Meadows at Cascade Park	Vancouver, WA	198	199,300	1989	1997	96%
Village at Cascade Park	Vancouver, WA	192	178,100	1989	1997	96%
		5,651	4,921,700			96%

Other areas
St. Cloud	Houston, TX	302	306,800	1968	2002	86%
		302	306,800			86%
Total/Weighted Average		25,518	21,287,100			96%

Other real estate assets(1)	Location	Tenants	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Office Buildings
925 East Meadow Drive	Palo Alto, CA	1	17,400	1988	1997	100	%(34)
17461 Derian Ave(35)	Irvine, CA	3	110,000	1983	2000	66	%(36
2399 Camino Del Rio South(37)	San Diego, CA	2	5,200	1978	2002	100%
3205 Moore Street(37)	San Diego, CA	3	2,000	1957	2002	100%
22110-22120 Clarendon Street	Woodland Hills, CA	8	38,940	1982	2001	97	%(38)
Total Office Buildings		17	173,540			78%

Recreational Vehicle Parks
Circle RV	El Cajon, CA	179 spaces		1977	2002		(39)
Vacationer	El Cajon, CA	159 spaces		1973	2002		(39)
Diamond Valley	San Jaciento, CA	224 spaces		1974	2002		(39)
Riviera RV(37)	Las Vegas, NV	136 spaces		1969	2002		(39)
Total Recreational Vehicle Parks		698 spaces

Manufactured Housing Communities
Green Valley	Vista, CA	157 sites		1973	2002		(39)
Riviera(37)	Las Vegas, NV	450 sites		1969	2002		(39)
Total Manufactured Housing Communities		607 sites

(1)                Unless otherwise specified, the Company has a 100% ownership interest in each Property.

(2)                For multifamily residential properties, occupancy rates are based on financial occupancy for the year ended December 31, 2004; for the office buildings, recreational vehicle parks, manufactured housing communities or properties which have not yet stabilized or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2004. For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

(3)                The Company has a 30% special limited partnership interest in the entity, that owns this multifamily property. This investment was made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company’s Common Stock in satisfaction of the applicable partnership’s cash redemption obligation.

(4)                The property is subject to a ground lease, which, unless extended, will expire in 2082.

(5)                The Company owns the land and has leased the improvements to an unrelated third party. The leasehold interest entitles the Company to receive a monthly payment for the 34-year term of the land lease. The Company may be required to sell its interest in the property anytime following the seventh anniversary of the leasehold date which was created in 2002.

(6)                This property is owned by Fund II. The Company has a 28.2% interest in Fund II and is accounted for using the equity method of accounting.

(7)                The Company holds a 1% special limited partner interest in the partnerships which own these multifamily properties. These investments were made under arrangements whereby EMC became the 1% sole general partner and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company’s Common Stock in satisfaction of the applicable partnership’s cash redemption obligation.

(8)                In 2002 the Company purchased an additional 21 units adjacent to this property for $3 million. This property was built in 1991.

(9)                The Company completed an approximate $1.6 million redevelopment on this property in 2000.

(10)          The Company completed an approximate $2.3 million redevelopment on this property in 2000.

(11)          The Company is in the process of performing a $6.0 million redevelopment on this property.

(12)          This property is subject to a ground lease, which, unless extended will expire in 2067.

(13)          The Company is in the process of performing a $4.9 million redevelopment on this property.

(14)          The Company completed an $11.0 million redevelopment on this property in 2001.

(15)          The Company is in the process of performing a $3.6 million redevelopment on this property.

(16)          The Company has an approximate 49.9% direct ownership interest in this property. Fund I has an approximate 49.9% direct ownership in this property. The Company has a 21.4% interest in Fund I and is accounted for using the equity method of accounting. The Company is in the process of performing a $13.3 million redevelopment on this property, and the Company has entered into an agreement to sell this property.

(17)          This property is subject to a ground lease, which, unless extended, will expire in 2027.

(18)          The Company had a 20.0% ownership interest this property. In 2004, the Company acquired the remaining 80%.

(19)          The Company completed an approximate $3.2 million redevelopment on this property in 2002.

(20)          The Company completed a $1.9 million redevelopment on this property in 2000.

(21)          The Company completed a $1.9 million redevelopment on this property in 2001.

(22)          The Company completed a $1.7 million redevelopment on this property in 2001.

(23)          The Company has an 85.0% controlling limited partnership interest in this property.

(24)          The Company and EMC have a 74.0% and 1% member interests, respectively, in this property.

(25)          The Company completed an approximate $3.5 million redevelopment on this property in 2002.

(26)          The Company is in the process of performing a $5.5 million redevelopment on this property.

(27)          The partnership that owned this property completed a $2.7 million redevelopment on this property in 2001.

(28)          The Company has a preferred limited partnership interest in this property.

(29)          The Company completed an approximately $4.5 million redevelopment on this property in 1998.

(30)          The Company completed construction of 114 units of the property’s 462 total units in 2000.

(31)          The Company completed an approximate $3.4 million redevelopment on this property in 2002.

(32)          A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

(33)          The Company had an approximate 45% preferred limited partnership interest in this property. In 2004 the Company acquired the remaining 55% partnership interest.

(34)          The Company occupies 100% of this property.

(35)          The Company has a mortgage receivable on this property in which the owner was in default as of December 31, 2004 and consolidates this property pursuant to FIN 46R.

(36)          The Company occupies 4.6% of this property.

(37)          The property was sold in January 2005.

(38)          The Company occupies 29% of this property.

(39)          The Company leased this property in 2003 to an unrelated third party for approximately 5 years with an option to purchase the property in approximately 4 years.

Item 3.    Legal Proceedings

In April 2004, a lawsuit entitled Chace Nelson and Douglas Korte, et al. v. Essex Property Trust was filed against the Company in the California Superior Court in the County of Alameda.  In this lawsuit, two former Company maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Company’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours.  The Company intends to vigorously defend against the claims alleged in this litigation. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in this lawsuit.

The Company is subject to various other lawsuits arising in the ordinary course of its business operations.  Accordingly, such lawsuits, as well as the class action lawsuit described above, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operation or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matters were submitted to a vote of security holders.

Part II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol ESS.

Market Information

The Company’s common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close

December 31, 2004	$85.43	$71.65	$83.80
September 30, 2004	$75.31	$64.89	$71.85
June 30, 2004	$69.73	$58.15	$68.35
March 31, 2004	$66.64	$60.65	$65.50

December 31, 2003	$66.60	$59.88	$64.22
September 30, 2003	$64.98	$56.67	$62.71
June 30, 2003	$59.40	$52.20	$57.25
March 31, 2003	$54.91	$49.00	$52.25

The closing price as of March 1, 2005 was $73.89.

Holders

The approximate number of holders of record of the shares of the Company’s common stock was 224 as of March 1, 2005. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2004, 2003 and 2002 for tax purposes is as follows:

	2004	2003	2002
Common stock:
Ordinary income	41.40%	100.00%	100.00%
Capital gains	58.60%	0.00%	0.00%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

	2004	2003	2002
Series F Preferred stock:
Ordinary income	41.40%	n/a	n/a
Capital gains	58.60%	n/a	n/a
Return of capital	0.00%	n/a	n/a
	100.00%	n/a	n/a

Dividends and Distributions

Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. From inception, the Company has paid the following dividends per share of common stock:

Quarter Ended	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
3/31	N/A	$0.4175	$0.4250	$0.4350	$0.4500	$0.5000	$0.5500	$0.7000	$0.7700	$0.7800	$0.7900

6/30	$0.0800	$0.4175	$0.4250	$0.4350	$0.5000	$0.5500	$0.6100	$0.7000	$0.7700	$0.7800	$0.7900
9/30	$0.4175	$0.4250	$0.4350	$0.4500	$0.5000	$0.5500	$0.6100	$0.7000	$0.7700	$0.7800	$0.7900
12/31	$0.4175	$0.4250	$0.4350	$0.4500	$0.5000	$0.5500	$0.6100	$0.7000	$0.7700	$0.7800	$0.7900

Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. There are currently no contractual restrictions on the Company’s present or future ability to pay dividends.

Dividend Reinvestment and Share Purchase Plan

The Company has adopted a dividend reinvestment and share purchase plan designed to provide holders of Common Stock with a convenient and economical means to reinvest all or a portion of their cash dividends in shares of Common Stock and to acquire additional shares of Common Stock through voluntary purchases. Computershare, LLC, which serves as the Company’s transfer agent, administers the dividend reinvestment and share purchase plan. For a copy of the plan, contact Computershare, LLC at (312) 360-5354.

Stockholder Rights Plan

In 1998, the Company adopted a stockholder rights plan that is designed to enhance the ability of all of the Company’s stockholders to realize the long-term value of their investment. The rights plan is designed, in part, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

On October 13, 1998, the Board declared a one for one preferred share purchase right (a “Right”) for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.0001 per share, of the Company, at a price of $99.13 per one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of November 11, 1998, as amended between the Company and Computershare, LLC as Rights Agent.

Securities Authorized for Issuance under Equity Compensation Plans

See our disclosure in the 2005 Proxy Statement under the heading “Equity Compensation Plan Information”, which disclosure is incorporated herein by reference.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company from January 1, 2000 through December 31, 2004.

	Years Ended December 31,
	2004	2003(1)	2002(1)	2001(1)	2000(1)
	(Dollars in thousands, except share and per share amounts)
OPERATING DATA:
PROPERTY REVENUES
Rental.	$273,878	$243,412	$204,570	$175,894	$161,097
Other property income	9,605	8,164	6,513	5,493	4,790
Total property revenues	283,483	251,576	211,083	181,387	165,887
EXPENSES
Property operating expenses, excluding depreciation and amortization	96,856	81,781	64,679	52,277	46,091
Depreciation and amortization	72,616	57,190	43,909	35,915	30,442
Amortization of deferred financing costs	1,587	1,197	814	657	639
General and administrative	18,341	9,637	8,636	7,498	6,062
Interest(2)	63,023	52,410	43,186	38,746	30,163
Total expenses	252,423	202,215	161,224	135,093	113,397
Gain on the sales of real estate	7,909	—	145	3,788	4,022
Interest and other income	8,027	6,715	12,505	8,723	9,143
Equity income in co-investments	59,522	3,296	5,402	13,429	1,826
Minority interests	(27,542)	(25,845)	(27,628)	(24,322)	(23,686)
Income from continuing operations	78,976	33,527	40,283	47,912	43,795
Discontinued operations (net of minority interests):
Operating income from real estate sold	1,473	1,563	296	633	558
Gain on sale of real estate	—	—	8,061	—	—
Impairment loss	(756)	—	—	—	—
Net income	79,693	35,090	48,640	48,545	44,353
Write off of Series C preferred units offering costs	—	(625)	—	—	—
Amortization of discount on Series F preferred stock	—	(336)	—	—	—
Dividends to preferred stockholders - Series F	(1,952)	(195)	—	—	—
Net income available to common stockholders	$77,741	$33,934	$48,640	$48,545	$44,353
Per share data:
Basic:
Net income from continuing operations available to common stockholders	$3.36	$1.51	$2.17	$2.60	$2.40
Net income available to common stockholders	$3.39	$1.58	$2.62	$2.63	$2.42
Weighted average common stock outstanding- (in thousands)	22,921	21,468	18,530	18,452	18,234
Diluted:
Net income from continuing operations available to common stockholders	$3.33	$1.50	$2.15	$2.56	$2.35
Net income available to common stockholders	$3.36	$1.57	$2.60	$2.59	$2.37
Weighted average common stock outstanding-(in thousands)	23,156	21,679	18,726	18,768	18,658
Cash dividend per common share	$3.16	$3.12	$3.08	$2.80	$2.38

	As of December 31,
	2004	2003(1)	2002(1)	2001(1)	2000(1)

BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$2,371,194	$1,984,122	$1,762,221	$1,175,200	$1,156,408
Net investment in real estate	2,035,952	1,718,359	1,554,209	1,018,931	1,036,909
Real estate under development	38,320	55,183	143,818	93,256	38,231
Total assets	2,217,217	1,916,811	1,806,299	1,329,458	1,281,849
Total property indebtedness	1,316,984	989,045	949,889	638,660	595,535
Stockholders’ equity	591,277	581,399	485,691	381,674	391,675

	As of and for the years ended December 31,
	2004		2003(1)		2002(1)		2001(1)		2000(1)
OTHER DATA:
Interest coverage ratio(3)	3.1	X	3.2	X	3.6	X	3.7	X	4.1	X
Gross operating margin(4)	66%		67%		69%		71%		72%
Average same property monthly rental rate per apartment unit(5)(6)	$1,055		$1,088		$1,108		$1,153		$1,039
Average same property monthly operating expenses per apartment unit(5)(7)	$331		$325		$310		$293		$271
Total multifamily units (at end of period)	25,518		26,012		23,699		20,762		18,673
Same property occupancy rate(8)	96%		96%		95%		95%		97%
Total Properties (at end of period)	131		132		123		94		87

	Years Ended December 31,
	2004		2003(1)		2002(1)		2001(1)		2000(1)
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA (3):
Net income	$79,693		$35,090		$48,640		$48,545		$44,353
Interest expense(2)	63,023		52,410		43,186		38,746		30,163
Depreciation and amortization	72,616		57,190		43,909		35,915		30,442
Amortization of deferred financing costs	1,587		1,197		814		657		639
Gain on the sales of real estate	(7,909)		—		(145)		(3,788)		(4,022)
Gain on the sales of co-investment activities, net	(39,242)		—		(705)		—		—
Minority interests	27,542		25,845		27,628		24,322		23,686
Income from discontinued operations	(717)		(1,563)		(8,357)		(633)		(558)
Adjusted EBITDA(3)	196,593		170,169		154,970		143,764		124,703
Interest expense(2)	63,023		52,410		43,186		38,746		30,163
Interest coverage ratio(3)	3.1	X	3.2	X	3.6	X	3.7	X	4.1	X

(1)          The above financial and operating information from January 1, 2002 through December 31, 2003 reflect the retroactive adoption of FIN 46R and SFAS 123. The above financial and operating information from January 1, 2000 through December 31, 2001 have not been restated to reflect the retroactive adoption of FIN 46R and SFAS 123 and have not been reclassified to present properties sold as discontinued operations. Because the 2000 and 2001 balances have not been restated, the results for those periods may not be comparable to the results for the later periods set forth above.

(2)          Extraordinary item – loss on early extinguishment of debt of $119 for the year ended December 31, 2000 has been reclassified as interest expense in accordance with the adoption of SFAS No. 145 on January 1, 2003.

(3)          Interest coverage ratio represents earnings before minority interests, gain on sales of real estate, interest expense, taxes, depreciation and amortization (“adjusted EBITDA”) divided by interest expense.  The Company believes that the interest coverage ratio is useful to readers because it is frequently used by investors, lenders, security analysts and other interested parties in the evaluation of companies in our industry.  In addition, the Company believes that this ratio is useful in evaluating our performance compared to that of other companies in our industry because the calculation of the adjusted EBITDA component of the interest coverage ratio generally eliminates the effects of financing costs, income taxes, and depreciation and amortization, which items may vary for different companies for reasons unrelated to operating performance.

The adjusted EBITDA component of the interest coverage ratio, however, is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP.  When analyzing our operating performance, readers should use the interest coverage ratio and its adjusted EBITDA component in addition to, and not as an alternative for, net income, as determined in accordance with GAAP.  Because not all companies use identical calculations, our presentation of the interest coverage ratio and its adjusted EBITDA component may not be comparable to similarly titled measures of other companies.  Furthermore, the interest coverage ratio is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as income tax payments, debt service requirements, capital expenditures and other fixed charges.  The amounts shown for the interest coverage ratio and adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which can be further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain restricted payments.

(4)          Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization, divided by rental revenues and other property income.

(5)          Same property apartment units are those units in properties that the Company has consolidated for the entire two years ended as of the end of the period set forth. The number of same property apartment units in such properties may vary at each year-end. Percentage changes in averages per unit do not correspond to total same property revenues and expense percent changes which are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6)          Average same property monthly rental rate per apartment unit represents total scheduled rent for the same property apartment units for the period (actual rental rates on occupied apartment units plus market rental rates on vacant apartment units) divided by the number of such apartment units and further divided by the number of months in the period.

(7)          Average same property monthly expenses per apartment unit represents total monthly operating expenses, exclusive of depreciation and amortization, for the same property apartment units for the period divided by the total number of such apartment units and further divided by the number of months in the period.

(8)          Occupancy rates are based on financial occupancy. For an explanation of how financial occupancy is calculated, see “Properties-Occupancy Rates” in Item 2 of Part I of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Essex Property Trust, Inc. (“Essex” or the “Company”) as of and for the years ended December 31, 2004, 2003 and 2002. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.  These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the “Operating Partnership”).  Effective January 1, 2004, the Operating Partnership consolidated various entities pursuant to its adoption of FIN 46R, which is discussed further below.  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2004, owned an approximate 90.3% general partnership interest in the Operating Partnership. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.

Forward Looking Statements

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements under the caption “Business Objectives” in this Part I, statements regarding the Company’s expectation as to performance of future acquisitions properties, expectations of the future multifamily fundamentals and operating results in various geographic regions and the Company’s investment focus in such regions, expectation as to the timing of completion of current development projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations to meet all REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions and developments, the future sales of the remaining properties of the Essex Apartment Value Fund, L.P., the anticipated performance of the Essex Apartment Value Fund II, L.P., the anticipated performance of existing properties, and statements regarding the Company’s financing activities and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that estimates of future income from an acquired property may prove to be inaccurate, acquisition and development projects will fail to meet expectations, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, the Company will fail to meet all REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company’s current expectations, that there will be delays in the future sales of the remaining properties of the Essex Apartment Value Fund, L.P., that Essex Apartment Value Fund II, L.P. will fail to perform as anticipated, that the Company’s partners in the Funds fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Company’s properties are located, and that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and the Company will not be able to complete property acquisitions, as anticipated, for which the proceeds from recent equity issuances were intended to be used, as well as those risks, special considerations, and other factors discussed under the caption “Risk Factors” in Item 1 of this Report on Form 10-K for the year ended December 31, 2004, and those other risk factors and special considerations set forth in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Overview

The Company believes that its operating results have largely been a result of its business strategy of investing in submarkets that provide the greatest potential for rental growth at the lowest relative risk.  Essex believes that its market research process, which includes an analysis of both metropolitan statistical areas (MSAs) and submarkets, provides it with a distinct competitive advantage.  Essex researches markets by reviewing data from private and government sources as well as information developed or verified by its field personnel.  Essex then utilizes its proprietary research model to project market rent trends, allowing the Company to allocate capital to the markets with the best risk-adjusted return potential.

Essex’s research process begins with a macro-economic analysis of various MSAs, followed by an evaluation of the submarkets within that MSA.  The objective of the economic research department is to estimate the amount of new demand for housing, comparing it to the number of single family and multifamily homes being constructed within a submarket.  Historically, markets with demand for multifamily housing that is greater than supply generate increasing occupancy levels and growth in rents.

Key components of Essex’s analysis are as follows:

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

By region, the Company’s operating results and investment strategy are as follows:

Southern California Region:  At the time of the Company’s 1994 initial public offering (IPO), the Company had ownership interests in this region representing 17% of its multifamily units.  Following the IPO, the Company, using its research process, determined that various markets in the Southern California region were attractive for multifamily property investment and, accordingly, the Company increased its ownership in such markets. As of December 31, 2004, we had ownership interests in this region representing 54% of our multifamily units.  During the year ended December 31, 2004, the region continued to perform well, with same property revenues increasing by 3.6% as compared to 2003.  The Company expects this region to generate positive rent growth of approximately 3.3% in 2005.

Northern California Region:  As of December 31, 2004, the Company had ownership interests in this region representing 23% of its multifamily units.  In 2004, same property revenues decreased 4.0% as compared to 2003.  The Company expects market rents to increase by approximately 1.0% in 2005.  As a result, the Company will begin to increase its investment focus in this region.

Pacific Northwest Region: As of December 31, 2004, the Company had ownership interests in this region representing 22% of its multifamily units.  This region created jobs in 2004, and same property revenues increased by 1.4% as compared to 2003.  The Company expects continued job growth, lending to rental revenue growth of approximately 1.8% in 2005.

Accounting Changes

Variable Interest Entities

In December, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46R established new measurement techniques to evaluate whether entities should be consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.”  FIN 46R defined variable interest entities (VIEs), in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties.  As of January 1, 2004, the Company adopted the provisions of FIN 46R using the retroactive restatement approach, and amounts have been restated for the years ended December 31, 2003 and 2002 to reflect the adoption of FIN 46R.

Based on our analysis of FIN 46R, the Company consolidated Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Company, and the multifamily improvements owned by a third party in which the Company owns the land underlying these improvements and from which the Company receives fees, including land lease, subordination and property management fees.  The Company consolidated these entities because it is deemed the primary beneficiary under FIN 46R.  The Company’s total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $238.1 million and $155.1 million, respectively, at December 31, 2004 and $246.1 million and $156.5 million, respectively, at December 31, 2003.

The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby EMC became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company’s common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company’s current dividend rate times the number of units held. At December 31, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,345,003.  As of December 31, 2004 and December 31, 2003, the carrying value of the other limited partners’ interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $151.3 million and $152.7 million as of December 31, 2004 and December 31, 2003, respectively.

During 2004, the Company entered into two new arrangements that are deemed to be VIEs:

1) The entity that purchased The Essex at Lake Merritt property as discussed in Item 1 – Dispositions, is a VIE. The Company’s participating loan to the entity, while representing a variable interest, does not result in the Company being the primary beneficiary.

2) The joint venture the Company entered into to develop a 5-story building in Los Angeles, California as discussed in Item 1 – Development, is an entity in which the Company is the primary beneficiary, and the joint venture was consolidated as of December 31, 2004.

As of December 31, 2004 the Company is involved with two VIEs in which the Company is not deemed to be the primary beneficiary.  Total assets and liabilities of these entities as of December 31, 2004 were approximately $116.0 million and $107.0 million, respectively.  The Company does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Stock-Based Compensation

As of January 1, 2004, the Company adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”  Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period.  Stock-based compensation expense under the fair value method for the years ended December 31, 2004, 2003 and 2002 was $784, $991 and $933, respectively.  The fair value of stock options granted for the years ended December 31, 2004, 2003 and 2002 was $8.84, $4.18 and $4.69, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2004	2003	2002
Stock price	$62.34-$84.46	$51.01-$61.58	$46.98-$52.04
Risk-free interest rates	3.34%-3.94%	2.58%-3.21%	3.08%-4.64%
Expected lives	5 years	5-6 years	6 years
Volatility	19.07%-19.14%	17.89%-19.18%	18.92%
Dividend yield	4.26%-5.07%	5.66%-6.12%	6.30%

Reconciliation to previously reported amounts

The accounting effect of adopting FIN 46R and SFAS 123 on net income previously reported for the years ended December 31, 2003 and 2002 is as follows (dollars in thousands, except per share amounts):

	2003	2002

Net income available to common stockholders previously reported	$36,791	$52,874
Adjustment for effect of adopting SFAS 123	(468)	(222)
Adjustment for effect of adopting FIN 46 Revised	(2,389)	(4,012)
Net income available to common stockholders as reported	$33,934	$48,640

Per common share data:
Basic:
Per share as previously reported	$1.71	$2.85
Adjustment for effect of adopting SFAS 123	(0.02)	(0.01)
Adjustment for effect of adopting FIN 46 Revised	(0.11)	(0.22)
Per basic share as reported	$1.58	$2.62

Diluted:
Per share as previously reported	$1.70	$2.82
Adjustment for effect of adopting SFAS 123	(0.02)	(0.01)
Adjustment for effect of adopting FIN 46 Revised	(0.11)	(0.21)
Per diluted share as reported	$1.57	$2.60

The accounting effect of adopting FIN 46R and SFAS 123 on stockholders’ equity at January 1, 2002 for previously reported amounts is as follows (dollars in thousands):

	Additional paid-in capital	Distribution in excess of accumulated earnings
Statement of Stockholders’ Equity:
Balance at January 1, 2002, as previously reported	$421,592	$(39,920)
Adjustments for cumulative effect on prior years of retroactively applying SFAS 123	2,933	(2,468)
Adjustments for cumulative effect on prior years of retroactively applying FIN 46 Revised	—	(2,527)
Balance at January 1, 2002, as adjusted	$424,525	$(44,915)

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards of various entities; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates;(iii) internal cost capitalization; (iiii) and qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

Rental properties are recorded at cost less accumulated depreciation. Depreciation components on rental properties have been provided over estimated useful lives ranging from 3 to 30 years using the straight-line method. Development costs include acquisition, direct and indirect construction costs, interest and real estate taxes incurred during the construction and property stabilizations periods. Maintenance and repair expenses that do not add to the value or prolong the useful life of the property are expensed as incurred. Asset replacements and improvements are capitalized and depreciated over their estimated useful lives.

The Company assesses the carrying value of its real estate investments by monitoring investment market conditions and performance compared to budget for operating properties and joint ventures, and by monitoring estimated costs for properties under development. Local market knowledge and data is used to assess carrying values of properties and the market value of acquisition opportunities. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Adverse changes in market conditions or poor operating results of real estate investments could result in impairment charges. When the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property. The criteria for determining when a property is held for sale requires judgment and has potential financial statement impact as depreciation would cease and an impairment loss could occur upon determination of held for sale status. Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell. With respect to investments in and advances to joint ventures and affiliates, the Company looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties. An impairment charge or investment valuation charge is recorded if the carrying value of the investment exceeds its fair value.

The Company capitalizes all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with our development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

General Background

The Company’s property revenues are generated primarily from multifamily property operations, which accounted for greater than 95% of its property revenues for the years ended December 31, 2004, 2003, and 2002. The Company’s properties (“the Properties”) are located in Southern California (Los Angeles, Ventura, Orange, San Diego and Riverside counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas), and other areas (Las Vegas, Nevada, and Houston, Texas). The average occupancy level of the Company’s portfolio has equaled or exceeded 95% for the last five years.

Essex Apartment Value Fund, L.P. (“Fund I”), is an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company’s acquisition, development, redevelopment and asset management capabilities. Fund I was considered fully invested in 2003. An affiliate of the Company, Essex VFGP, L.P. (“VFGP”), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP.

Since its formation, Fund I has acquired or developed ownership interests in 19 multifamily residential properties, representing 5,406 apartment units with an aggregate cost of approximately $618.0 million.  Fund I also owns the Kelvin Ave. land parcel in Irvine, California, which has been planned for development into a 132-unit apartment community.

Prior to 2004, Fund I had disposed of two multifamily residential properties, consisting of 530 apartments units for a aggregate contract sales price of approximately $73.2 million.

On August 26, 2004, Fund I sold Palermo Apartments, 230-unit multifamily community located in San Diego, California for a net sales price of $58.2 million.  Fund I completed the development of this property at an approximate cost of  $44.9 million in 2004.

In the third quarter of 2004, Fund I entered into a purchase and sale agreement with United Dominion Realty, L.P. (“UDR”) for a sale of sixteen apartment communities, totaling 4,646 units owned by Fund I and with respect to Coronado at Newport North and South, both Fund I’s and the Company’s separate ownership interests, for a contract price of $756.0 million.  In connection with the transaction, UDR remitted a $10 million earnest money deposit directly to Fund I, which is refundable only in limited circumstances.  On September 30, 2004, under the UDR purchase and sale agreement, Fund I sold seven of the multifamily communities, aggregating 1,777 apartment units at a contract price of approximately $264.0 million. On October 27, 2004, an additional seven of the remaining nine properties were sold to UDR for a contract price of $322.0 million, of which $267.6 million is Fund I’s allocated portion of the contract price based on its ownership interest.  The remaining two multifamily properties under the UDR agreement that are anticipated to close in 2005 are Coronado at Newport - South, a 715-unit apartment community in Newport Beach, California currently undergoing redevelopment and River Terrace, a newly developed 250-unit apartment community in Santa Clara which is currently in lease up.

In connection with the Fund I dispositions which occurred in 2004, based on the Company’s limited partnership interest in Fund I, combined with the sale of its 49.9% direct ownership interest in Coronado at Newport North, the Company recognized equity income in investments of $38.8 million representing the Company’s share of the gain on the sale of real estate of $39.3 million and a $505,000 non-cash loss on the early extinguishment of debt related to the write-off of un-amortized loan fees on those property sales.  The Company’s general partnership interest provides for “promote distributions” upon attainment of certain financial return benchmarks.  During 2004, the Company recognized $18.3 million of additional equity income associated with its promote interest.  The Company accrued $4.0 million of employee incentive compensation expense related to the Fund I sale, which is included in general and administrative expense.

On September 27, 2004 the Company announced the final closing of the Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including Essex with combined equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage of approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the year ended December 31, 1994. The Company utilizes taxable REIT subsidiaries (“TRS”) for various revenue generating or investment activities. The TRS’s are consolidated by the Company.

The Company (excluding Fund I’s development communities) has ownership interests in and is developing two multifamily residential communities, with an aggregate of 395 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. The total projected estimated cost for these projects is approximately $89.6 million. As of December 31, 2004, the remaining commitment to fund these projects is approximately $51.3 million.

Results of Operations

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Average financial occupancy rates of the Company’s multifamily “Same Store Properties” (properties consolidated by the Company for each of the years ended December 31, 2004 and 2003) increased to 96.0% for the year ended December 31, 2004 from 95.8% for the year ended December 31, 2003. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of financial occupancy for the Same Store Properties for the years ended December 31, 2004 and 2003 are as follows:

	Years ended December 31,
	2004	2003
Southern California	96.1%	96.0%
Northern California	96.1%	95.9%
Pacific Northwest	95.6%	95.1%

Total Property Revenues increased by $31,907,000 or by 12.7% to $283,483,000 in 2004 from $251,576,000 in 2003. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

	Number of Properties	Years Ended December 31,		Dollar Change	Percentage Change
		2004	2003(1)
	(dollars in thousands)
Revenues
Property revenues
Same Store Properties:
Southern California	40	$89,605	$86,460	$3,145	3.6%
Northern California	17	50,356	52,466	(2,110)	(4.0)
Pacific Northwest	22	39,572	39,039	533	1.4
Total property revenues
Same Store Properties	79	179,533	177,965	1,568	0.9
Property revenues - properties acquired subsequent to January 1, 2003(1)		103,950	73,611	30,339	41.2
Total property revenues		$283,483	$251,576	$31,907	12.7%

(1)          Also includes five office buildings (one consolidated in accordance with FIN 46R), four recreational vehicle parks, two manufactured housing communities, redevelopment communities, development communities, and 12 multifamily properties consolidated retroactively as of January 1, 2004 in accordance with FIN 46R.

As set forth in the above table, the $31,907,000 net increase in total revenues was primarily due to an increase of $30,339,000 attributable mostly to multifamily properties acquired subsequent to January 1, 2003.  Subsequent to January 1, 2003, the Company acquired interests in 14 multifamily properties and achieved stabilized operations in three development communities and had five communities in redevelopment (the “Acquisition Properties”).

Property revenues from the Same Store Properties increased by $1,568,000 or 0.9% to $179,533,000 in 2004 from $177,965,000 in 2003. The majority of this increase was attributable to the 40 Same Store Properties located in Southern California and the 22 Same Store Properties located in the Pacific Northwest. The property revenues of the Same Store Properties in Southern California increased by $3,145,000 or 3.6% to $89,605,000 in 2004 from $86,460,000 in 2003. The increase in Southern California is primarily attributable to rental rate increases and a slight increase in financial occupancy to 96.1% in 2004 from 96.0% in 2003. The property revenues of the Same Store Properties in the Pacific Northwest increased by $533,000 or 1.4% to $39,572,000 in 2004 from $39,039,000 in 2003. The $533,000 increase in the Pacific Northwest is primarily attributable to rental rate increases and an increase in financial occupancy to 95.6% in 2004 from 95.1% in 2003. The 17 multifamily residential properties located in Northern California offset the net increase in total property revenues from the other Same Store Properties. The property revenues for these properties decreased by $2,110,000 or 4.0% to $50,356,000 in 2004 from $52,466,000 in 2003. The $2,110,000 decrease is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 96.1% in 2004 from 95.9% in 2003.

Total Expenses increased by $50,208,000 or approximately 24.8% to $252,423,000 in 2004 from $202,215,000 in 2003. This increase was mainly due to an increase in property operating expenses of $30,501,000 or 21.9% to $169,472,000 in 2004 from $138,971,000 in 2003. Of such operating expense increase, $13,461,000 was attributable to the Acquisition Properties, excluding depreciation and amortization expense. Depreciation and amortization expense increased by $15,426,000, which was attributable to the Acquisition Properties and a correction of depreciation expense recorded in the first quarter of 2004. Interest expense increased by $10,613,000 or 20.2% to $63,023,000 in 2004 from $52,410,000 in 2003.  The increase in interest expense is primarily due to increases in the mortgage notes payable and line of credit balances, the majority of which relates to the Acquisition Properties. General and Administrative (G&A) expenses increased by $8,704,000 or 90.3% to $18,341,000 in 2004 from $9,637,000 in 2003.  The increase in G&A was primarily attributable to incentive compensation, increases in headcount and related compensation expense, compliance with Rule 404 of the Sarbanes-Oxley Act of 2002, and accrued litigation costs.

Gain on sale of real estate increased to $7,909,000 in 2004 from $0 in 2003 due to the sale of The Essex at Lake Merritt, a 270-unit multifamily community located in Oakland, California, which was sold on August 3, 2004.

Interest and other income increased by $1,312,000 or 19.5% to $8,027,000 in 2004 from $6,715,000 in 2003. The increase relates primarily  to an increase in leasing income related to the recreational vehicle parks and manufactures housing communities.

Equity income in co- investments increased by $56,226,000 or 1,705.9% to $59,522,000 in 2004 from $3,296,000 in 2003. The increase relates primarily to an increase in promote distributions from Fund I of $18,300,000 and the net gain on sale of co-investments of $38,800,000 which represents the Company’s pro-rata allocation of gain from the Fund I sale and the sale of its direct interest in Coronado at Newport - North.

Minority interests increased by $1,697,000 or 6.6% to $27,542,000 in 2004 from $25,845,000 in 2003. This is primarily due to the increase in net income of the Operating Partnership.

Discontinued operations decreased by $846,000 to $717,000 in 2004 from $1,563,000 in 2003. The decrease in income from discontinued operations was mainly due to an impairment charge of $756,000 in 2004 for Golden Village Recreational Vehicle Park, located in Hemet, California. This property was sold on July 18, 2004 for $6.7 million.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Average financial occupancy rates of the Company’s multifamily “2003/2002 Same Store Properties” (properties consolidated by the Company for each of the years ended December 31, 2003 and 2002) increased to 95.8% for the year ended December 31, 2003 from 94.7% for the year ended December 31, 2002. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of financial occupancy for the 2003/2002 Same Store Properties for the years ended December 31, 2003 and 2002 are as follows:

	Years ended December 31,
	2003	2002
Southern California	96.3%	94.7%
Northern California	95.8%	95.9%
Pacific Northwest	95.1%	93.1%

Total Property Revenues increased by $40,493,000 or 19.2% to $251,576,000 in 2003 from $211,083,000 in 2002. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 2003/2002 Same Store Properties.

		Years Ended December 31,
	Number of Properties	2003(1)	2002(1)	Dollar Change	Percentage Change
		(dollars in thousands)
Revenues
Property revenues - Same Store Properties:
Southern California	22	$71,192	$67,905	$3,287	4.8%
Northern California	16	50,346	55,556	(5,210)	(9.4)
Pacific Northwest	23	40,726	41,989	(1,263)	(3.0)
Total property revenues Same Store Properties.	61	162,264	165,450	(3,186)	(1.9)
Property revenues - properties acquired subsequent to January 1, 2002(1).		89,312	45,633	43,679	95.7
Total property revenues.		$251,576	$211,083	$40,493	19.2%

(1)          Also includes five office buildings (one consolidated in accordance with FIN 46R), four recreational vehicle parks, two manufactured housing communities, redevelopment communities, development communities, and 12 multifamily properties consolidated retroactively as of January 1, 2004 in accordance with FIN 46R.

As set forth in the above table, the $40,493,000 net increase in total revenues was due primarily to an increase of $43,679,000 attributable to multifamily properties acquired subsequent to January 1, 2002, offset by a decrease in 2003/2002 Same Store Property revenue of $3,186,000.  Subsequent to January 1, 2002 and prior to December 31, 2003, the Company acquired interests in 25 multifamily properties and achieved stabilized operations in two development communities and had three communities in redevelopment (the “2003/2002 Acquisition Properties”).

Property revenues from the 2003/2002 Same Store Properties decreased by $3,186,000 or 1.9% to $162,264,000 in 2003 from $165,450,000 in 2002. The majority of this decrease was attributable to the 16 2003/2002 Same Store Properties located in Northern California and the 23 2003/2002 Same Store Properties located in the Pacific Northwest. The property revenues of the 2003/2002 Same Store Properties in Northern California decreased by $5,210,000 or 9.4% to $50,346,000 in 2003 from $55,556,000 in 2002. The decrease in Northern California is primarily attributable to rental rate decreases and a slight decrease in financial occupancy to 95.8% in 2003 from 95.9% in 2002. The property revenues of the 2003/2002 Same Store Properties in the Pacific Northwest decreased by $1,263,000 or 3.0% to $40,726,000 in 2003 from $41,989,000 in 2002. The $1,263,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 95.1% in 2003 from 93.1% in 2002. The 22 multifamily residential properties located in Southern California offset the net decrease in total property revenues from the other 2003/2002 Same Store Properties. The property revenues for these properties increased by $3,287,000 or 4.8% to $71,192,000 in 2003 from $67,905,000 in 2002. The $3,287,000 increase is primarily attributable to an increase in rental rates and financial occupancy to 96.3% in 2003 from 94.7% in 2002.

Total Expenses increased by $40,991,000 or approximately 25.4% to $202,215,000 in 2003 from $161,224,000 in 2003. This increase was mainly due to an increase in property operating expenses of $30,383,000 or 28.0% to $138,971,000 in 2003 from $108,588,000 in 2002. Of such operating expense increase, $15,736,000 was attributable to the 2003/2002 Acquisition Properties, excluding depreciation and amortization expense. Depreciation and amortization expense increased by $13,281,000, which was mainly attributable to the 2003/2002 Acquisition Properties. Interest expense increased by $9,224,000 or 21.4% to $52,410,000 in 2003 from $43,186,000 in 2002.  The increase in interest expense is due to increases in mortgage notes payable.

Interest and other income decreased by $5,790,000 or 46.3% to $6,715,000 in 2003 from $12,505,000 in 2002. The decrease primarily relates to the repayment of notes receivable which resulted in a decrease in interest income on notes receivable.

Equity income in co- investments decreased by $2,106,000 or 39.0% to $3,296,000 in 2003 from $5,402,000 in 2002. The decrease relates primarily to the sale of certain co-investment assets resulting in the decrease in income earned on the Company’s co-investments.

Minority interests decreased by $1,783,000 or 6.5% to $25,845,000 in 2003 from $27,628,000 in 2002. This is primarily due to the decrease in net income of the Operating Partnership.

Discontinued Operations decreased by $6,794,000 to $1,563,000 in 2003 from $8,357,000 in 2002. This decrease is due to the reduction of gain on sale of real estate and operating income from Tara Village, a 168-unit apartment community located in Tarzana, California, which was sold on June 18, 2002.

Liquidity and Capital Resources Including Non-consolidated Investments

On July 26, 2004, Standard and Poor’s publicly announced its existing issuer credit ratings of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P., and issued a new rating of BBB- on its Senior Unsecured Debt for Essex Portfolio L.P.

At December 31, 2004, the Company had $10,644,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company’s requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2004, non-revenue generating capital expenditures totaled approximately $406 per weighted average occupancy unit. The Company expects to incur approximately $410 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2005. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for unidentified deferred maintenance renovations on acquisition properties, expenditures for property renovations and improvements which are expected to reposition a property and generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2005 and/or the funding thereof will not be significantly different than the Company’s current expectations.

The Company is currently developing two multifamily residential projects, with an aggregate of 395 units. Such projects involve certain risks inherent in real estate development. See “Risk Factors—Risks that Development Activities Will be Delayed or Not Completed and/or Fail to Achieve Expected Results” in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2004. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $89,600,000. As of December 31, 2004, the remaining commitment to fund these development projects is approximately $51,300,000. The Company expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

On September 27, 2004 the Company announced the final closing of the Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including Essex with combined equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage of approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Company’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks. The Company’s remaining unfunded capital commitment as of December 31, 2004 is approximately $58.2 million.

The Company has an outstanding unsecured line of credit for an aggregate amount of $185,000,000, which could be expandable to $225,000,000.  At December 31, 2004, the Company had $155,800,000 outstanding on this line of credit.  At December 31, 2004, this line of credit bore an interest rate of approximately 3.4%.  This facility matures in April 2007, with an option to extend it for one year thereafter.  The underlying interest rate on this line is based on a tiered rate structure tied to the Company’s corporate ratings and is currently LIBOR plus 1.0%. In addition, the Company has a $100 million credit facility from Freddie Mac secured by five of Essex’s multifamily communities.  At December 31, 2004, the Company had $93,735,000 outstanding under this line of credit. At December 31, 2004, this line of credit bore an interest rate of approximately 2.9%.  This facility matures in December 2008. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate.

On February 23, 2005, Fund II obtained a credit facility for an aggregate amount of $50,000,000. This line bears interest at LIBOR plus 0.875%, and matures in August 2005.

The Company has $1,067,449,000 of secured indebtedness at December 31, 2004. Such indebtedness consisted of $878,617,000 in fixed rate debt with interest rates varying from 4.3% to 8.2% and maturity dates ranging from 2005 to 2026. The secured indebtedness includes $188,832,000 of tax-exempt variable rate demand bonds with interest rates paid during 2004 ranging from approximately 1.4% to 3.3% and maturity dates ranging from 2006 to 2034. Most of the tax-exempt variable rate demand bonds are subject to interest rates caps.

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

Financing and equity issuances

On July 30, 2003, in connection with the Company’s acquisition, by merger, of John M. Sachs, Inc. (“Sachs”) that was completed on December 17, 2002, and under the terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date.  Based on the final analysis and as a post-closing adjustment payment pursuant to the merger agreement, the Company made a final payment of approximately $1,766,000 in cash and issued an additional 35,860 shares of common stock to certain of the pre-merger shareholders of Sachs.

On September 23, 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares.  Quarterly distributions are at an annualized rate of 7.8125% per year of the liquidation value and are redeemable by the Company on or after September 23, 2008.  The Company amortized the original discount in connection with the issuance of these shares in the fourth quarter of 2003, resulting in a charge of approximately $336,000.  The shares were issued pursuant to the Company’s existing shelf registration statement.  The Company used the net proceeds from this sale of Series F Preferred Stock to redeem all of the 9.125% Series C Cumulative Redeemable Preferred Units (the “Series C Preferred Units”) of Essex Portfolio, L.P., of which the Company is the general partner.

On October 6, 2003, the Company sold 1.6 million newly issued shares of common stock and received offering proceeds (before expenses) of $60.67 per share, representing a 3.25% discount to the common stock’s closing price on September 30, 2003, the date of the underwriting agreement between the Company and the underwriter, pursuant to which the shares were sold.  The shares were issued pursuant to the Company’s existing shelf registration statement.  The proceeds of the offering were approximately $97,072,000. Subsequent to the offerings, the net proceeds generated from the offering were used to acquire multifamily communities located in the Company’s targeted West Coast markets and for general corporate purposes, including the repayment of debt and the funding of development activities.

Using the proceeds of its September 2003 sale of its 7.8125% Series F Cumulative Redeemable Preferred Stock, the Company on November 24, 2003, redeemed all of the outstanding 9.125% Series C Cumulative Redeemable Preferred Units of the Operating Partnership. In connection with this redemption the Company incurred a non-cash charge of $625,000 related to the write-off of the issuance costs.

In January 2004, the Company restructured its previously issued $50 million, 9.30% Series D Cumulative Redeemable Preferred Units (“Series D Units”), and its previously issued $80 million, 7.875% Series B Cumulative Redeemable Preferred Units (“Series B Units”).  The existing distribution rate of 9.30% of the Series D Units continued until July 27, 2004 — the end of the current non-call period.  On July 28, 2004, the distribution rate on the Series D Units was reduced to 7.875%.  The date that the Series D Units can first be redeemed at the Company’s option has been extended by six years to July 28, 2010.  The dates that the Series B Units can first be redeemed at the Company’s option will be extended from February 6, 2003 to December 31, 2009.

On June 14, 2000 the Company purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35.0 million and an additional contingent payment.  The amount of the contingent payment was disputed and submitted to binding arbitration.   As a result of the arbitration, the Company was directed to issue an additional 109,874 units of limited partnership interest (“Units”) in the Operating Partnership to the sellers of Waterford Place.  On March 31, 2004, the Company completed the issuance of these Units to the sellers.  In connection with this issuance, on March 31, 2004, the Company also redeemed for cash 55,564 Units from these sellers.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at December 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

(In thousands)	2005	2006 and 2007	2008 and 2009	Thereafter	Total
Mortgage notes payable	$18,721	$149,529	$200,661	$698,538	$1,067,449
Lines of credit	—	155,800	93,735	—	249,535
Development commitments	51,300	—	—	—	51,300
Redevelopment commitments	20,443	—	—	—	20,443
Essex Apartment Value Fund II, L.P. capital commitment	58,200	—	—	—	58,200
	$148,664	$305,329	$294,396	$698,538	$1,446,927

New Accounting Pronouncements Issued But Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123 revised, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. We do not believe that the adoption of SFAS No. 123 revised will have a material impact on our financial position, net earnings or cash flows.

In December, 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67”. This Statement amends SFAS No. 66, “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to specify that guidance relating to (a) incidental operations (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 152 will have a material impact on our financial position, net earnings or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, net earnings or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (EITF No. 03-6). This issue address whether the two-class method requires the presentation of basic and diluted EPS for all participating securities and how a participating security should be defined. The guidance to this issue should be applied to reporting periods beginning after March 31, 2004. Prior period earnings per share amounts presented for comparative purposes should be restated to conform to the guidance in this consensus. The impact of adopting EITF No. 03-6 on earnings per share has not yet been determined.

In October 2004, the FASB issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (EITF No. 04-8). This Issue addresses when contingently convertible instruments should be included in diluted earnings per share and should be applied for reporting periods ending after December 15, 2004. The adoption of EITF No. 04-8 had no impact on our financial position, net earnings or cash flows.

In November 2004, the FASB issued EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF No. 03-13). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. The adoption of EITF No. 03-13 had no impact on our financial position, net earnings or cash flows. This EITF may have an impact in future periods.

In September 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF No. 03-1). The guidance in EITF No. 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. Certain provisions regarding the assessment of whether an impairment is other than temporary have been delayed. e. The adoption of EITF No. 03-1 had no impact on our financial position, net earnings or cash flows.

Potential Factors Affecting Future Operating Results

Many factors affect the Company’s actual financial performance and may cause the Company’s future results to be different from past performance or trends. These factors include those set forth under the caption “Risk Factors” in Item I of this Annual Report on Form 10-K and the following: Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which the Company owns, manages and develops properties, some of which are concentrated in high-tech sectors, have been and may be in an economic downturn. The impacts of such downturns on operating results can include, and are not limited to, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

The Company’s property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Company operates. Although the Company believes it is well positioned to meet the challenges ahead, it is possible that reductions in occupancy and market rental rates will result in a reduction of rental revenues, operating income, cash flows, and market value of the Company’s shares. Prolonged recession could also affect the Company’s ability to obtain financing at acceptable rates of interest and to access funds from the refinance or disposition of properties at acceptable prices.

Interest Rate Fluctuations

The Company monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with historic levels. The immediate effect of significant and rapid interest rate increases would be higher interest expense on the Company’s variable interest rate debt (see Item 7A and Notes 7 and 8 to consolidated financial statements). The effect of prolonged interest rate increases could negatively impact the Company’s ability to make acquisitions and develop properties at economic returns on investment and the Company’s ability to refinance existing borrowings at acceptable rates.

Inflation/Deflation

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

In calculating funds from operations, Essex follows the definition for this measure published by the National Association of REITs (“NAREIT”), which is a REIT trade association.  Essex believes that, under the NAREIT funds from operation definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation and (ii) the exclusion of gains and losses from the sale of previously depreciated properties.  Essex agrees that these two NAREIT adjustments are useful to investors for the following reasons:

(a)            historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of funds from operations reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(b)           REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate.  The exclusion, in NAREIT’s definition of funds from operations, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods.

Other REITs in calculating funds from operations may vary from the NAREIT definition for this measure, and thus their disclosure of funds from operations may not be comparable to Essex’s calculation.

The following table sets forth the Company’s calculation of Funds from Operations for 2004 through 2000.

	For the year
	ended	For the quarter ended
	12/31/04	12/31/04	9/30/04	6/30/04	3/31/04
Net income	$79,693,000	$32,513,000	$35,030,000	$5,700,000	$6,450,000
Adjustments:
Depreciation and amortization	72,616,000	18,376,000	18,211,000	17,676,000	18,353,000
Depreciation and amortization— unconsolidated co-investments	2,501,000	685,000	12,000	970,000	834,000
Gain on sale of real estate.	(7,909,000)	—	(7,909,000)	—	—
Gain on sale of co-investment activities, net	(39,242,000)	(25,173,000)	(14,069,000)	—	—
Minority interests(1)	8,365,000	3,404,000	3,615,000	648,000	698,000
Depreciation - discontinued operations	308,000	63,000	68,000	98,000	79,000
Dividends to preferred stockholders - Series F	(1,952,000)	(488,000)	(488,000)	(488,000)	(488,000)
Funds from Operations	$114,380,000	$29,380,000	$34,470,000	$24,604,000	$25,926,000
Weighted average number of shares outstanding diluted(1)	25,490,265	25,665,019	25,567,451	25,446,752	25,370,177

	For the year
	ended	For the quarter ended
	12/31/03(2)	12/31/03(2)	9/30/03(2)	6/30/03(2)	3/31/03(2)
Net income	$35,090,000	$6,916,000	$8,735,000	$9,794,000	$9,645,000
Adjustments:
Depreciation and amortization	57,190,000	16,415,000	14,445,000	13,137,000	13,193,000
Depreciation and amortization— unconsolidated co-investments	2,469,000	705,000	535,000	638,000	591,000
Gain on sale of real estate	—	—	—	—	—
Gain on sale of co-investment activities, net	—	—	—	—	—
Minority interests(1)	3,880,000	657,000	987,000	1,072,000	1,164,000
Depreciation - discontinued operations	397,000	72,000	94,000	122,000	109,000
Dividends to preferred stockholders - Series F	(195,000)	(195,000)	—	—	—
Write off of Series C preferred units offering costs	(625,000)	(625,000)	—	—	—
Amortization of discount on Series F preferred stock	(336,000)	(336,000)	—	—	—
Funds from Operations	$97,870,000	$23,609,000	$24,796,000	$24,763,000	$24,702,000
Weighted average number of shares outstanding diluted(1)	23,947,931	25,211,207	23,647,225	23,558,314	23,494,051

	For the years ended
	12/31/02(2)	12/31/01(2)	12/31/00(2)
Net income	$48,640,000	$48,545,000	$44,353,000
Adjustments:
Depreciation and amortization	43,909,000	36,295,000	30,765,000
Depreciation and amortization—unconsolidated co-investments	1,810,000	5,341,000	4,540,000
Gain on sale of real estate	(145,000)	(3,788,000)	(4,022,000)
Gain on sale of real estate - discontinued operations, net of minority interests	(8,061,000)	—	—
Minority interests(1)	5,645,000	5,884,000	5,020,000
Depreciation - discontinued operations	191,000	—	—
Extraordinary loss on early extinguishment of debt	—	—	119,000
Funds from Operations	$91,989,000	$92,277,000	$80,775,000
Weighted average number of shares outstanding diluted(1)	21,007,502	21,004,707	20,731,148

	For the year
	ended	For the quarter ended
	12/31/04	12/31/2004	9/30/2004	6/30/2004	3/31/2004
Cash flow provided by (used in):
Operating activities.	$121,738	$33,871	$28,419	$23,492	$35,956
Investing activities	(125,059)	(68,884)	81,723	(32,032)	(105,866)
Financing activities	(803)	29,433	(105,544)	2,457	72,851

	For the year
	ended	For the quarter ended
	12/31/03(2)	12/31/03(2)	9/30/03(2)	6/30/03(2)	3/31/03(2)
Cash flow provided by (used in):
Operating activities.	$107,956	$34,208	$20,877	$22,816	$30,055
Investing activities	(146,064)	(87,511)	(30,322)	(15,809)	(12,422)
Financing activities	40,800	54,158	8,292	(7,017)	(14,633)

(1)          Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

(2)          Amounts from January 1, 2002 through December 31, 2003 reflect the retroactive adoption of FIN 46R and SFAS 123. Amounts from January 1, 2000 through December 31, 2001 do not reflect the retroactive adoption of FIN 46R and SFAS 123. Because such retroactive adoption was not applied to the 2000 and 2001 periods, the results for those periods may not be comparable to the results for the later periods set forth above.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of December 31, 2004 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the Company’s $878,617,000 of fixed rate mortgage notes payable at December 31, 2004 is approximately $945,607,000 based on the terms of existing mortgage notes payable compared to those available in the marketplace.

	For the Years Ended December 31
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair value

Fixed rate debt	$18,721	$16,603	$124,846	$154,452	$46,209	$517,786	$878,617	$945,607
Average interest rate	6.7%	6.7%	6.7%	6.7%	6.7%	6.7%
Variable rate LIBOR debt	$—	$8,080	$155,800	$—	$—	$274,487 (1)	$438,367	$438,367
Average interest rate	—	3.2%	2.3%	—	—	2.7%

(1)          $152,749 subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2004; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 8. Financial Statements and Supplemental Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of their inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 10, 2005.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 10, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 10, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 10, 2005.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 10, 2005.

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(B) Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Essex Property Trust, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Essex Property Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Essex Property Trust, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Essex Property Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and the related financial statement schedule III, and our report dated March 30, 2005, expressed an unqualified opinion on those consolidated financial statements.

San Francisco, California	/s/ KPMG LLP
March 30, 2005	KPMG LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors

Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As further discussed in Note 2(a), the Company implemented Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation and Financial Accounting Standards Board Interpretation No. 46R Consolidation of Variable Interest Entities effective January 1, 2004 and applied the retroactive restatement method of adoption.  Accordingly, all periods presented have been restated to give effect to the change.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

San Francisco, California	/s/ KPMG LLP
March 30, 2005	KPMG LLP

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(Dollars in thousands, except share amounts)

	2004	2003
ASSETS
Real estate:
Rental properties:
Land and land improvements	$536,600	$469,347
Buildings and improvements	1,834,594	1,514,775
	2,371,194	1,984,122
Less accumulated depreciation	(335,242)	(265,763)
	2,035,952	1,718,359
Real estate investments held for sale, net of accumulated depreciation of $496 as of December 31, 2004	14,445	—
Investments	49,712	79,567
Real estate under development	38,320	55,183
	2,138,429	1,853,109
Cash and cash equivalents—unrestricted	10,644	14,768
Cash and cash equivalents—restricted cash	21,255	11,175
Notes receivable from investees and other related parties	1,435	5,738
Notes and other receivables	9,535	6,021
Prepaid expenses and other assets	25,181	17,426
Deferred charges, net	10,738	8,574
Total assets	$2,217,217	$1,916,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable	$1,067,449	$895,945
Lines of credit	249,535	93,100
Accounts payable and accrued liabilities	29,997	20,834
Dividends payable	21,976	22,379
Other liabilities	11,853	10,011
Deferred gain	5,000	—
Total liabilities	1,385,810	1,042,269
Minority interests	240,130	293,143
Stockholders’ equity:
Common stock; $0.0001 par value, 655,682,178 and 655,682,178 shares authorized; 23,033,945 and 22,825,942 shares issued and outstanding	2	2
Cumulative redeemable preferred stock; $0.0001 par value:
No shares issued and outstanding:
7.875% Series B, 2,000,000 shares authorized	—	—
7.875% Series D, 2,000,000 shares authorized	—	—
7.8125% Series F, 1,000,000 and 1,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding, liquidation value	25,000	25,000
Excess stock; $0.0001 par value; 330,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	646,744	642,643
Distributions in excess of accumulated earnings	(80,469)	(86,246)
Total stockholders’ equity	591,277	581,399
Commitments and contingencies

Total liabilities and stockholders’ equity	$2,217,217	$1,916,811

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share and share amounts)

	2004	2003	2002
Revenues:
Rental	$273,878	$243,412	$204,570
Other property	9,605	8,164	6,513
Total property revenues	283,483	251,576	211,083
Expenses:
Property operating expenses:
Maintenance and repairs	21,057	18,623	13,687
Real estate taxes	24,920	19,490	15,003
Utilities	12,992	12,664	10,630
Administrative	28,934	22,912	19,242
Advertising	4,169	4,174	3,497
Insurance	4,784	3,918	2,620
Depreciation and amortization	72,616	57,190	43,909
Total property operating expenses	169,472	138,971	108,588
Interest	63,023	52,410	43,186
Amortization of deferred financing costs	1,587	1,197	814
General and administrative	18,341	9,637	8,636
Total expenses	252,423	202,215	161,224
Gain on the sale of real estate	7,909	—	145
Interest and other including from related parties (Note 6)	8,027	6,715	12,505
Equity income in co-investments	59,522	3,296	5,402
Minority interests	(27,542)	(25,845)	(27,628)
Income from continuing operations	78,976	33,527	40,283
Discontinued operations (net of minority interests):
Operating income from real estate sold	1,473	1,563	296
Gain on sale of real estate	—	—	8,061
Impairment loss	(756)	—	—
Income from discontinued operations	717	1,563	8,357
Net income	79,693	35,090	48,640
Write off of Series C preferred units offering costs	—	(625)	—
Amortization of discount on Series F preferred stock	—	(336)	—
Dividends to preferred stockholders - Series F	(1,952)	(195)	—
Net income available to common stockholders	$77,741	$33,934	$48,640
Per share data:
Basic:
Income from continuing operations available to common stockholders	$3.36	$1.51	$2.17
Income from discontinued operations	0.03	0.07	0.45
Net income	$3.39	$1.58	$2.62

Weighted average number of shares outstanding during the year	22,921,225	21,468,013	18,530,424
Diluted:
Income from continuing operations available to common stockholders	$3.33	$1.50	$2.15
Income from discontinued operations	0.03	0.07	0.45
Net income	$3.36	$1.57	$2.60

Weighted average number of shares outstanding during the year	23,156,301	21,678,866	18,725,653

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2004, 2003 and 2002

(Dollars and shares in thousands)

	Series F					Distributions
	Preferred Stock		Common Stock		Additional	in excess of
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2001	—	$—	18,428	$2	$424,525	$(44,915)	$379,612
Shares purchased by Operating Partnership	—	—	(411)	—	(19,715)	—	(19,715)
Issuance of common stock under stock-based compensation plans	—	—	246	—	4,049	—	4,049
Issuance of common stock	—	—	2,720	—	136,809	—	136,809
Reallocation of minority interest	—	—	—	—	(6,937)	—	(6,937)
Net income	—	—	—	—	—	48,640	48,640
Dividends declared	—	—	—	—	—	(56,767)	(56,767)
Balances, December 31, 2002	—	—	20,983	2	538,731	(53,042)	485,691
Issuance of common stock under stock-based compensation plans	—	—	207	—	7,501	—	7,501
Issuance of common stock	—	—	1,636	—	99,202	—	99,202
Issuance of preferred stock	1,000	25,000	—	—	(924)	—	24,076
Reallocation of minority interest	—	—	—	—	(2,203)	—	(2,203)
Write off of Series C preferred units offering costs, previously classified within minority interest	—	—	—	—	—	(625)	(625)
Amortization of discount on Series F Preferred stocks	—	—	—	—	336	(336)	—
Net income	—	—	—	—	—	35,090	35,090
Dividends declared	—	—	—	—	—	(67,333)	(67,333)
Balances, December 31, 2003	1,000	25,000	22,826	2	642,643	(86,246)	581,399
Issuance of common stock under stock-based compensation plans	—	—	155	—	6,058	—	6,058
Issuance of common stock	—	—	53	—	2,307		2,307
Reallocation of minority interest	—	—	—	—	(4,264)	—	(4,264)
Net income	—	—	—	—	—	79,693	79,693
Dividends declared	—	—	—	—	—	(73,916)	(73,916)
Balances, December 31, 2004	1,000	$25,000	23,034	$2	$646,744	$(80,469)	$591,277

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$79,693	$35,090	$48,640
Minority interests	27,615	26,011	27,664
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sales of real estate	(7,909)	—	(8,206)
The Company’s share of gain on the sales of co-investment assets	(39,241)	—	(1,391)
Impairment charge, net of minority interests	756	—	—
Equity income of limited partnerships	(20,281)	(3,296)	(5,402)
Depreciation and amortization	72,923	57,587	44,100
Amortization of deferred financing costs	1,587	1,197	814
Changes in operating assets and liabilities, net of effects of Sachs merger in 2002:
Prepaid expenses and other assets	(1,189)	(3,103)	(2,393)
Accounts payable and accrued liabilities	5,942	(6,212)	(7,243)
Other liabilities	1,842	682	(1,515)
Net cash provided by operating activities.	121,738	107,956	95,068
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(176,888)	(65,607)	(9,323)
Acquisition of Sachs’ Portfolio	—	(1,766)	(96,637)
Improvements to recent acquisitions	(10,062)	(9,319)	(3,273)
Redevelopment	(10,258)	(3,329)	(7,739)
Revenue generating capital expenditures	(281)	(219)	(1,203)
Non-revenue generating capital expenditures	(10,095)	(9,248)	(7,847)
Disposition of real estate	90,962	—	3,775
(Increase) decrease in restricted cash	(10,080)	3,724	7,623
Additions to notes receivable from investees, other related parties and other receivables	(5,365)	(3,228)	(3,399)
Repayments of notes from investees, other related parties and other receivables	4,251	183	42,786
Net distribution from (contribution) to investments in corporations and limited partnerships	31,129	(26,814)	29,026
Additions to real estate under development	(28,372)	(30,441)	(55,519)
Net cash used in investing activities	(125,059)	(146,064)	(101,730)
Cash flows from financing activities:
Proceeds from mortgage and other notes payable and lines of credit	447,870	306,238	242,194
Repayment of mortgage and other notes payable and lines of credit	(287,359)	(271,229)	(129,814)
Additions to deferred charges	(4,050)	(1,758)	(1,376)
Net proceeds from stock options exercised	5,483	6,865	3,376
Net proceeds for issuance of common stock	—	97,072	—
Net proceeds for issuance of preferred stock	—	24,664	—
Shares purchased by Operating Partnership	—	—	(19,715)
Redemption of minority interest partners	(7,080)	(27,399)	(2,032)
Redemption of minority interest series E preferred units	(55,000)	—	—
Contributions from minority interest partners	—	—	(14)
Distributions to minority interest partners	(27,948)	(30,487)	(30,238)
Dividends paid	(72,719)	(63,166)	(55,603)
Net cash provided by (used in) financing activities	(803)	40,800	6,778
Net increase (decrease) in cash and cash equivalents	(4,124)	2,692	116
Cash and cash equivalents at beginning of year	14,768	12,076	11,960
Cash and cash equivalents at end of year	$10,644	$14,768	$12,076

See accompanying notes to consolidated financial statements.

	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $1,997, $4,084 and $6,814 capitalized in 2004, 2003 and 2002, respectively	$60,007	$48,284	$37,097
Supplemental disclosure of noncash investing and financing activities:
Real estate under development transferred to rental properties	$48,239	$124,459	$16,907
Real estate investment transferred to rental properties	$(1,400)	$—	$—
Mortgage notes payable assumed in connection with the purchase of real estate	$167,635	$—	$—
Issuance of Operating Partnership units in connection with the purchase of real estate	$4,805	$—	$—
Capitalized costs relating to arbitration agreement in connection with the purchase of real estate	$—	$7,200	$—
Common stock issued pursuant to phantom stock plan	$328	$254	$317
Receipt of note receivable from third party in connection with the sale of real estate	$—	$—	$40,000
Issuance of common stock in exchange for the redemption of Down REIT units	$2,307	$—	$—
Proceeds from disposition of real estate held by exchange facilitator	$52,549	$—	$19,477
Real estate assets acquired due to merger:
Real estate	$—	$3,970	$306,708
Prepaid expenses	—	—	2,053
Deferred charges	—	—	490
Notes payable	—	—	(64,640)
Accounts payable and accrued liabilities	—	—	(8,411)
Other liabilities	—	—	(2,754)
Additional paid in capital	—	(2,170)	(136,809)
	$—	$1,800	$96,637

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

The Company has a 90.3% general partner interest and the limited partners own a 9.7% interest in the Operating Partnership as of December 31, 2004. The limited partners may convert their 2,386,938 Operating Partnership units into an equivalent number of shares of common stock. The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

On December 17, 2002, the Company acquired, by merger, John M. Sachs, Inc. (“Sachs Portfolio”) resulting in the acquisition of its real estate portfolio, which consisted of 20 multifamily properties, five recreational vehicle parks, two manufactured housing communities and two small office buildings. Total consideration in the transaction was $306,700 and was structured as a tax-free reorganization whereby the Company: (i) issued 2,719,875 shares of its common stock valued at $136,800, (ii) assumed mortgages on four of the newly acquired properties for approximately $64,600 with a fixed interest rate of 5.51%, maturing in January 2013, (iii) assumed and repaid unsecured liabilities in the amount of approximately $33,000, and (iv) paid the balance in cash of $72,200. The cash portion was funded through four new non-recourse mortgages on four previously unencumbered properties, with a weighted average interest rate of 5.64%, maturing in January 2013 and draws upon new and existing lines of credit. The Company accounted for this transaction using the purchase method of accounting which resulted in the allocation of the purchase price to the assets and liabilities acquired based on their fair values.  The fair value of assets and liabilities were based on management’s estimates.  No goodwill was recognized in connection with this purchase.  The Company’s results of operations for the period December 17, 2002 through December 31, 2002 include the Sachs Portfolio. On July 30, 2003, and under terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date.  Based on this final analysis and as a post-closing adjustment pursuant to the merger agreement, the Company made a final payment of $1,800 in cash and issued an additional 35,860 shares of common stock valued at $2,170 to certain of the pre-merger shareholders of Sachs.

Unaudited pro forma information reflecting the acquisition of the Sachs Portfolio is presented in the following table. The amounts included therein assume that the acquisition had taken place at the beginning of the year.

2002
Total property revenues	$250,355
Total expenses	195,309
Minority interests	(28,132)
Gain on sale of real estate	145
Interest and other income	12,505
Equity income in co-investments	5,402
Income from continuing operations	44,966
Basic earnings per share from continuing operations	2.13
Diluted earnings per share from continuing operations	2.11

Weighted average number of proforma shares outstanding:
Basic	21,146,025
Diluted	21,341,254

As of December 31, 2004, the Company operates and has ownership interests in 120 multifamily properties (containing 25,518 units), four recreational vehicle parks (containing 698 spaces), five office buildings (totaling approximately 173,540 square feet), and two manufactured housing communities (containing 607 sites) (collectively, the Properties). The Properties are located in Southern California (Los Angeles, Ventura, Orange, San Diego, and Riverside counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (Seattle, Washington, and Portland, Oregon metropolitan areas) and other areas (Las Vegas, Nevada and Houston, Texas).

(2) Summary of Critical and Significant Accounting Policies

(a) Adoption of New Accounting Principles

As more fully described below in Notes 2 (b), 2(m) and 2(n), the accompanying 2003 and 2002 consolidated financial statements have been restated.  The restatement for the retroactive adoption of the provisions of FASB Interpretation No. 46R and Statement of Financial Accounting Standard No. 123 has been reflected in all of the notes to the consolidated financial statements including the unaudited quarterly results of operations.

(b) Principles of Consolidation

The accounts of the Company, its controlled subsidiaries and its variable interest entities in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated. We use the equity method to account for investments that do not qualify as variable interest entities or where we do not own a majority of the economic interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and distributions are credited against the investment as received.

As of January 1, 2004, we adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised) using the retroactive restatement approach, and amounts have been restated for the years ended December 31, 2003 and 2002. As a result, the accompanying consolidated financial statements have been restated to reflect the consolidated financial position and results of operations of Essex Property Trust, Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Company, and the multifamily improvements owned by a third party in which the Company owns the land underlying these improvements and from which the Company receives fees, including land lease, subordination and property management fees in accordance with U.S. generally accepted accounting principles. The Company’s total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $238.1 million and $155.1 million, respectively, at December 31, 2004 and $246.1 million and $156.5 million, respectively, at December 31, 2003. We previously accounted for EMC, EFC, and the Down REIT limited partnerships using the equity method of accounting.

The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby EMC became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company’s common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company’s current dividend rate times the number of units held. At December 31, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,345,003.  As of December 31, 2004 and December 31, 2003, the carrying value of the other limited partners’ interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $151.3 million and $152.7 million as of December 31, 2004 and December 31, 2003, respectively.

During December 31, 2004, the Company entered into two arrangements that are deemed VIEs. The entity that purchased The Essex at Lake Merritt property as discussed in Note 3 — Dispositions, is a VIE. We have concluded that the Company’s participating loan to the entity does not result in the Company being the primary beneficiary.  The Company entered into a joint venture to develop a 5-story building in Los Angeles, California. The Company is the primary beneficiary, and the joint venture is consolidated as of December 31, 2004.

As of December 31, 2004 the Company is involved with two VIEs in which the Company is not deemed to be the primary beneficiary.  Total assets and liabilities of these entities as of December 31, 2004 were approximately $116.0 million and $107.0 million, respectively.  The Company’s maximum exposure to loss resulting from these unconsolidated VIEs is not considered significant.

(c) Real Estate Rental Properties and Discontinued Operations

Significant expenditures, which improve or extend the life of an asset and have a useful life of greater than one year, are capitalized.  Operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition.  Expenditures for maintenance and repairs are charged to expense as incurred.

The depreciable life of various categories of fixed assets are as follows:

Computer equipment	3 years
Interior unit improvements	5 years
Land improvement and certain exterior components of real property	10 years
Real estate structures	30 years

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable.  Pre-development costs for which a future development is no longer considered probable are charged to expense.

Costs incurred with the development or redevelopment of real estate assets are capitalized if they are clearly associated with the development or redevelopment of rental property, or are associated with the construction or expansion of real property.  Such capitalized costs include land, land improvements, allocated costs of the Company’s project management staff, construction costs, as well as interest and related loan fees, property taxes and insurance Capitalization begins when active development commences or when a redevelopment asset is taken out-of-service. Capitalization ends when the apartment home is completed and the property is available for a new residence.

In accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the Company allocates the purchase price of real estate to land and building, and identifiable intangible assets, such as the value of above, below and at-market in-place leases. The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. Acquired at-market leases are amortized to expense over the term the Company expects to retain the acquired tenant, which is generally 20 months.

In accordance with SFAS 141 and its applicability to acquired in-place leases, we perform the following evaluation for properties we acquire:

(1)          estimate the value of the real estate “as if vacant” as of the acquisition date;

(2)          allocate that value among land and building and determine the associated asset life for each;

(3)          compute the value of the difference between the “as if vacant” value and the purchase price, which will represent the total intangible assets;

(4)          allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above market/ below market leases;

(5)          allocate the remaining intangible value to the at-market in-place leases or customer relationships, if any, and the associated lives of these assets;

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Such fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar properties that have been recently sold, and other third party information, if available. As of December 31, 2004 no properties were impaired.

In accordance with Statement of Financial Accounting Standard No. 144 “Accounting for Impairment of Disposal of Long-Lived Assets” the Company presents income and gains/losses on properties sold as discontinued operations net of minority interests. Real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition. During 2004, the Company granted the lessees of one manufactured housing community and two recreational vehicle parks the right to exercise their purchase agreements in 2004. On July 18, 2004 the Company sold Golden Village Recreational Vehicle Park for $6,700. As of December 31, 2004 Riviera RV Resort and Riviera Mobile Home Park met the “held for sale” criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the properties are presented as discontinued operations in the consolidated financial statements for all periods presented.

(d) Investments and Joint Ventures

The Company owns investments in joint ventures and affiliates and has significant influence but its ownership interest does not meet the criteria for consolidation in accordance with FIN 46R and Accounting Research Bulletin No. 51. Therefore, we account for our interest using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Company’s equity in undistributed GAAP earnings or losses since its initial investment. The Company’s share of equity in income and gains on sales of real estate are included in other income in the accompanying consolidated statements of operations.

Some of these investments and/or joint ventures compensate the Company for its asset management services and may provide promote distributions if certain financial return benchmarks are achieved.  Asset management fees and promote fees are recognized when the earnings events have occurred and there is GAAP earnings in the underlying entities. Asset management fees and promote fees are reflected in interest and other and equity income in co-investments respectively, in the accompanying consolidated statements of operations.

(e) Revenues and Gains on Sale of Real Estate

Rental revenue is reported on the accrual basis of accounting.

Revenues from tenants renting or leasing apartment units, recreational vehicle park spaces or manufactured housing community spaces are recorded when due from tenants and are recognized monthly as it is earned, which is not materially different than on a straight-line basis.  Units or spaces are rented under short-term leases (generally, lease terms of 6 to 12 months) and may provide no rent for one or two months, depending on the market conditions and leasing practices of our competitors in each sub-market at the time the leases are executed.

The Company recognizes gains on sales of real estate when a contract is in place, a closing has taken place, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property.

(f) Income Taxes

Generally in any year in which the Company qualifies as a real estate investment trust (REIT) under the Internal Revenue Code (the Code), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 2004, as the Company believes it qualifies under the Code as a REIT and has made distributions during the periods in amounts to preclude us from paying federal income tax.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the year ended December 31, 1994. In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries (“TRS”) for various revenue generating or investment activities. The TRS’s are consolidated by the Company. The activities and tax related provisions, assets and liabilities are not material.

Cash dividends distributed for the years ended December 31, 2004, 2003, and 2002 are classified for tax purposes as follows:

	2004	2003	2002
Common stock:
Ordinary income	41.40%	100.00%	100.00%
Capital gains	58.60%	0.00%	0.00%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

	2004	2003	2002
Series F Preferred stock:
Ordinary income	41.40%	n/a	n/a
Capital gains	58.60%	n/a	n/a
Return of capital	0.00%	n/a	n/a
	100.00%	n/a	n/a

(g) Notes Receivable and Interest Income

Notes receivable relate to real estate financing arrangements that exceed one year. They bear interest at a market rate based on the borrower’s credit quality and are recorded at face value. Interest is recognized over the life of the note. The Company requires collateral for the notes.

Each note is analyzed to determine if it is impaired pursuant to FASB’s SFAS No. 114, Accounting by Creditors for Impairment of a Loan. A note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured periodically based on the present value of expected future cash flows discounted at the note’s effective interest rate. The Company does not accrue interest when a note is considered impaired. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income.

(h) Interest Rate Protection, Swap, and Forward Contracts

The Company has from time to time used interest rate protection, swap and forward contracts to manage its interest rate exposure on current or identified future debt transactions. The Company accounts for such derivative contracts using SFAS No. 133. Under SFAS No. 133, derivative instruments are required to be included in the balance sheet at fair value. The changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it has been designated and qualifies as a part of a hedging relationship. If the hedged exposure is a cash flow exposure, changes in fair value of the effective portion of the gain or loss on the derivative instrument are reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the ineffective portion of the gain or loss are reported in earnings immediately.

(i) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(j) Interest

The Company capitalized $1,997, $4,084, and $6,814 of interest related to the development of real estate during 2004, 2003, and 2002, respectively.

(k) Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash relates to reserve requirements in connection with the Company’s mortgage debt.

(l) Minority Interest

Minority interests includes the 9.7% and 9.2% limited partner interests in the Operating Partnership not held by the Company at December 31, 2004 and 2003, respectively. The Company periodically adjusts the carrying value of minority interest in the Operating Partnership to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of minority interest in the Operating Partnership in the accompanying consolidated statements of stockholders’ equity. The minority interest balance also includes the Operating Partnership’s cumulative redeemable preferred units (Note 10).

The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements when EMC became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company’s common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company’s current dividend rate times the number of units held. At December 31, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,345,003.  As of December 31, 2004 and December 31, 2003, the carrying value of the other limited partners’ interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

(m) Stock-based Compensation

As of January 1, 2004, the Company adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”  Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period.  Stock-based compensation expense under the fair value method for the years ended December 31, 2004, 2003 and 2002 was $784, $991 and $933, respectively.  The fair value of stock options granted for the years ended December 31, 2004, 2003 and 2002 was $8.84, $4.18 and $4.69, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2004	2003	2002
Stock price	$62.34-$84.46	$51.01-$61.58	$46.98-$52.04
Risk-free interest rates	3.34%-3.94%	2.58%-3.21%	3.08%-4.64%
Expected lives	5 years	5-6 years	6 years
Volatility	19.07%-19.14%	17.89%-19.18%	18.92%
Dividend yield	4.26%-5.07%	5.66%-6.12%	6.30%

(n) Reconciliation to previously reported amounts

The accounting effect of adopting FIN 46R and SFAS 123 on net income previously reported for the years ended December 31, 2003 and 2002 is as follows (dollars in thousands, except per share amounts):

	2003	2002
Net income available to common stockholders previously reported	$36,791	$52,874
Adjustment for effect of adopting SFAS 123	(468)	(222)
Adjustment for effect of adopting FIN 46 Revised	(2,389)	(4,012)
Net income available to common stockholders as reported	$33,934	$48,640

Per common share data:
Basic:
Per share as previously reported	$1.71	$2.85
Adjustment for effect of adopting SFAS 123	(0.02)	(0.01)
Adjustment for effect of adopting FIN 46 Revised	(0.11)	(0.22)
Per basic share as reported	$1.58	$2.62

Diluted:
Per share as previously reported.	$1.70	$2.82
Adjustment for effect of adopting SFAS 123	(0.02)	(0.01)
Adjustment for effect of adopting FIN 46 Revised	(0.11)	(0.21)
Per diluted share as reported	$1.57	$2.60

The accounting effect of adopting FIN 46R and SFAS 123 on stockholders’ equity at January 1, 2002 for previously reported amounts is as follows (dollars in thousands):

		Distribution
	Additional	in excess of
	paid-in	accumulated
	capital	earnings
Statement of Stockholders’ Equity:
Balance at January 1, 2002, as previously reported	$421,592	$(39,920)
Adjustments for cumulative effect on prior years of retroactively applying SFAS 123	2,933	(2,468)
Adjustments for cumulative effect on prior years of retroactively applying FIN 46 Revised	—	(2,527)
Balance at January 1, 2002, as adjusted	$424,525	$(44,915)

(o) Legal costs

Legal costs associated with matters arising out of the normal course of our business are expensed as incurred. Legal costs incurred in connection with non-recurring litigation that is not covered by insurance are accrued when amounts are probable and estimatable.

(p) Accounting Estimates and Reclassifications

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, its notes receivables and its qualification as a Real Estate Investment Trust (“REIT”). The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Certain prior year balances have been reclassified to conform to the current year presentation. Interest and other income are considered non-operating income and have been reclassified for all periods presented.

(3) Real Estate

(a) Rental Properties

Rental properties consist of multifamily properties with a net book value of $1,990,607 and other rental properties (office buildings, recreational vehicle parks, and manufactured housing communities) with a net book value of $45,345.

The properties are located in California, Washington, Oregon, Nevada and Texas. The operations of the properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

For the years ended December 31, 2004, 2003, and 2002, depreciation expense on real estate within continuing operations was $72,616, $57,190, and $43,909, respectively.  For the years ended December 31, 2004, 2003, and 2002, depreciation expense on real estate within discontinued operations was $308, $397, and $191, respectively.

(b) Sales of Real Estate and Assets Held for Sale

The Company recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Company and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction. Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly secured by a property classified as a discontinued operation.

For the year ended December 31, 2004, the gain on the sale of The Essex at Lake Merritt was $12,909, of which $5,000 is deferred and will be recognized on the cost recovery method. The $5,000 was deferred because of our continuing involvement with the property.

At December 31, 2004, we had two non-core assets that were acquired in conjunction with the merger with John M. Sachs, Inc. in 2002, classified as held for sale under the provisions of SFAS No. 144. The two non-core assets were: The Riviera Recreational Vehicle Park and The Riviera Manufactured Home Park, both located in Las Vegas, Nevada, for which the Company has previously entered into master lease and option agreements with an unrelated entity.  These properties were sold in January 2005. Accordingly, we have classified the lease income from The Riviera Recreational Vehicle Park and The Riviera Manufactured Home Park within discontinued operations for the years ended December 31, 2004, 2003 and 2002. Assets held for sale as of December 31, 2004, represented gross real estate of $14,941.

During 2002 we sold Tara Village, a 168-unit apartment community located in Tarzana, California. The operating results and the related gain on sale of $8,061 were included in discontinued operations for the twelve months ended December 31, 2002.

In 2002 the Company sold Moanalua Hillside Apartments, a 700-unit apartment community located in Honolulu, Hawaii for a contract price of $44.1 million.  The Company recognized a net gain of $145 on the sale of this property.  This property was held for sale at December 31, 2001, and therefore has been included as a component of continuing operations in 2002.

(c) Investments

The Company has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate multifamily rental properties.

Essex Apartment Value Fund, L.P. (“Fund I”), is an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company’s acquisition, development, redevelopment and asset management capabilities. Fund I was considered fully invested in 2003. An affiliate of the Company, Essex VFGP, L.P. (“VFGP”), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP.

Since its formation, Fund I acquired or developed ownership interests in 19 multifamily residential properties, representing 5,406 apartment units with an aggregate cost of approximately $618.0 million.  Fund I also owns the Kelvin Ave. land parcel in Irvine, California, which is planned for development into a 132-unit apartment community.

Prior to 2004, Fund I disposed of two multifamily residential properties, consisting of 530 apartments units for a aggregate contract sales price of approximately $73.2 million.

On August 26, 2004, Fund I sold Palermo Apartments, a 230-unit multifamily community located in San Diego, California for a net sales price of $58.2 million.  Fund I completed the development of this property at an approximate cost of  $44.9 million in 2004.

In the third quarter of 2004, Fund I entered into a purchase and sale agreement with United Dominion Realty, L.P. (“UDR”) for a sale of sixteen apartment communities, totaling 4,646 units owned by Fund I and, with respect to Coronado at Newport North and South, both Fund I’s and the Company’s separate ownership interests, for a contract price of $756.0 million.  In connection with the transaction, UDR remitted a $10 million earnest money deposit directly to Fund I, which is refundable only in limited circumstances.  On September 30, 2004, pursuant to the UDR purchase and sale agreement, Fund I sold seven of the multifamily communities, aggregating 1,777 apartment units at a contract price of approximately $264.0 million. On October 27, 2004, an additional seven of the remaining nine properties, including the Company’s approximate 49.9% ownership interest in Coronado at Newport — North, were sold to UDR for a contract price of $322.0 million, of which $267.6 million represents Fund I’s allocated portion of the contract price based on its ownership interest.  The remaining two multifamily properties under the UDR agreement that are anticipated to close in 2005 are Coronado at Newport - South, a 715-unit apartment community in Newport Beach, California currently undergoing redevelopment and River Terrace, a newly developed 250-unit apartment community in Santa Clara which is currently in lease up.

The Fund I dispositions in 2004, combined with the sale of its 49.9% direct ownership interest in Coronado at Newport North, resulted in the Company recognizing equity income from investments of $38.8 million. The Company’s share of the gain on the sale of real estate of $39.3 million was reduced by a $505 non-cash loss on the early extinguishment of debt related to the write-off of unamortized loan fees.  The Company’s general partnership interest provides for “promote distributions” upon attainment of certain financial return benchmarks.  During 2004, the Company recognized $18.3 million of additional equity income associated with its promote interest.  The Company accrued $4.0 million of employee incentive compensation expense related to the Fund I sale, which is included in general and administrative expense.

On September 27, 2004 the Company announced the final closing of the Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including Essex with combined equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage of approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

In October 1999, the Company entered into two separate joint venture arrangements and through two separate private REITs, Newport Beach North, Inc. and Newport Beach South, Inc., received an approximate 49.9% equity interest in each. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Company is entitled to management and redevelopment fees from the joint ventures.  On July 11, 2003 Fund I acquired a 49.9% ownership interest in these joint ventures from an unrelated co-investment partner. In connection with the sale of the Fund I assets, Fund I distributed its 49.9% direct ownership interest in Newport Beach North, Inc. to the Company during the quarter ended December 31, 2004 and now consolidates Newport Beach North, Inc. Immediately following the distribution of Fund I’s ownership interest to the Company, the Newport Beach North property was sold to UDR as part of the transaction described above. The share of the proceeds from this sale that otherwise would have been distributable to the non-Essex limited partners in Fund I was distributed to the Company, and the Company accepted a reduced distribution from the sale of other assets that were part of the same transaction.

In December 1999, the Company entered into a joint venture arrangement (AEW joint venture) and received an approximate 20% equity interest in the joint venture. The Company contributed its investment in Riverfront Apartments, Casa Mango Apartments, and The Pointe at Cupertino (formerly Westwood Apartments)

into the joint venture. The Company also contributed land and development rights for a development community, Tierra Vista, located in Oxnard, California. The AEW joint venture completed construction and reached stabilized operations of Tierra Vista in 2001. On April 17, 2002, Riverfront Apartments and Casa Mango Apartments were sold to an unrelated third party.  The combined sales price was approximately $52,000.  The buyer of these two properties assumed two non-recourse mortgages in the cumulative amount of approximately $26,500, with a 6.5% fixed interest rate, and maturing in February 2009.  The Company’s equity in income from the gain on the sale of real estate was $2,000 and is presented as equity income from co-investments in the accompanying consolidated statement of operations.  The Company contributed the assets to the joint venture in December 1999 at costs of approximately $41,000.  In addition, the Company earned a fee in conjunction with the sale of these assets in the amount of $1,110 and this fee is presented as equity income from co-investments in the accompanying consolidated statement of operations. In the third quarter of 2002, the Company recognized an incentive fee it earned related specifically to these two asset sales in the amount of $475. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Company is entitled to management, redevelopment and development fees from the joint venture and incentive payments based on the financial success of the joint venture. During the second quarter of 2004, the Company acquired its partner’s 80% interests in Tierra Vista and The Pointe at Cupertino. The combined contract price for the interests was approximately $74.6 million.  In conjunction with the transaction, the Company assumed a $37.3 million loan with an interest rate of 5.93% that matures on July 1, 2007 for Tierra Vista, and a $14.1 million loan with an interest rate of 4.86%, which matures on November 1, 2012 for The Pointe at Cupertino.  As a result of these transactions, the Company now consolidates these properties.

In November 2001, the Company received a loan for approximately $6,800 from Mountain Vista, LLC (“Mountain Vista”), which is due on December 1, 2011. The Company recorded the loan as a reduction to the balance of the Company’s investment in Mountain Vista since the substance of the transaction was a distribution from an equity method investee.

	2004	2003
Investments in joint ventures:
Direct and indirect LLC member interests of approximately 49.9%: Newport Beach North, LLC(1)	$—	$6,270
Newport Beach South, LLC	11,524	6,750
Limited partnership interest of 20.4% and general partner interest of 1% in Essex Apartment Value Fund, L.P (Fund I)	14,140	51,110
Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	17,242	—
Limited partnership interest of 20% in AEW joint venture(2)	—	4,406
Class A member interest of 45% in Park Hill LLC(3)	—	5,731
Preferred limited partnership interest in Mountain Vista Apartments(4)	6,806	5,276
Other	—	24
Total investments	$49,712	$79,567

(1)          In connection with the sale of the Fund I assets, Fund I distributed its 49.9% direct ownership interest in Newport Beach North, LLC to the Company during the quarter ended December 31, 2004 and now consolidates Newport Beach North, LLC

(2)          The Company acquired the other partner’s 80% interest in this joint venture during the quarter ended June 30, 2004 and now consolidates this investment.

(3)          The Company acquired the other partner’s 55% interest in this joint venture during the quarter ended September 30, 2004 and now consolidates this investment.

(4)          The preferred limited partnership interest is held in an entity that includes an affiliate of Marcus & Millichap Company. Marcus & Millichap Company’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows. Individual investments are removed from this data as of the date at which they are sold or the outside interest is acquired by the Company.

	December 31,
	2004	2003
Balance sheets:
Real estate and real estate under development	$322,233	$725,990
Other assets	36,709	25,481
Total assets	$358,942	$751,471

Mortgage notes payable	$203,171	$494,322
Other liabilities	21,276	19,319
Partners’ equity	134,495	237,830
Total liabilities and partners’ equity	$358,942	$751,471

Company’s share of equity	$49,712	$79,567

	Years ended
	December 31,
	2004	2003	2002
Statements of operations:
Total property revenue	$53,960	$68,011	$74,929
Total gain on the sale of real estate	138,657	—	—
Total expenses	(50,957)	(66,241)	(54,589)
Total net income	$141,660	$1,770	$20,340

Company’s share of net income	$59,522	$3,296	$5,402

(d) Real Estate Under Development

The Company is developing two multifamily residential communities, with an aggregate of 395 units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total estimated cost for these projects is approximately $89,600. As of December 31, 2004, the Company’s remaining development commitment, including those held in joint ventures, is approximately $51,300.

(4) Notes Receivable from Investees and Other Related Parties

Notes receivable from joint venture investees and other related party receivables consist of the following as of December 31, 2004 and 2003:

	2004	2003
Notes receivable from joint venture investees:
Note receivable to Highridge Apartments (Down REIT), from the Marcus & Millichap Company, secured, bearing interest at 12.75%, paid on October 1, 2004	$—	$2,952
Receivable from Newport Beach North LLC and Newport Beach South LLC, unsecured, non interest bearing, due on demand	—	200
Other related party receivables, unsecured:
Loans made to officers prior to July 31, 2002, bearing interest at 8%, due beginning April 2006	625	633
Other related party receivables, substantially all due on demand	810	1,953
	$1,435	$5,738

The Company’s officers and directors do not have a substantial economic interest in these joint venture investees.

Other related party receivables consist primarily of accrued interest income on related party notes receivable from loans to officers, advances and accrued management fees from joint venture investees.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of December 31, 2004 and 2003:

	2004	2003
Note receivable from Lennar Emerald Merritt Partners, LLC, secured, bearing interest at 14%, due August 2008	$5,000	$—
Other receivables	4,535	6,021
	$9,535	$6,021

Other receivables consist primarily of other advances including subordination fees and land lease fees.

(6) Related Party Transactions

The Company’s Chairman, George Marcus, is also the Chairman of the Marcus & Millichap Company (MM), which is a real estate brokerage firm. During the years ended December 31, 2004, 2003, and 2002, the Company paid brokerage commissions totaling $350, $854, and $0 to MM on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations.

Interest and other income includes management fee income from the Company’s investees of $3,554, $3,849, and $5,177 for the years ended December 31, 2004, 2003, and 2002, respectively.

(7) Mortgage Notes Payable

Mortgage notes payable consist of the following as of December 31, 2004 and 2003:

	2004	2003

Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging from 6.62% to 8.18%, interest only payments due monthly for periods ranging from October 2001 through November 2004, principal and interest payments due monthly thereafter, and maturity dates ranging from October 2008 through October 2010. Under certain conditions a portion of these loans can be converted to an unsecured note payable. Three loans are cross-collateralized by a total of 13 properties	$235,492	$237,986

Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 4.25% to 8.06%, principal and interest payments due monthly, and maturity dates ranging from February 2006 through January 2014. At December 31, 2003, four mortgage notes payable totaling $42,410 had a variable interest rate priced at Freddie Mac’s Reference Rate plus 1.3%; these notes were converted to a fixed interest rate of 5.65% in January 2004. A mortgage note payable of $8,700 was repaid in February 2004	620,732	514,879

Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 2.68% at December 2004 and 2.66% at December 2003), puls credit enhancement and underwriting fees ranging from approximately 1.2% to 1.9%. The bonds are convertible to a fixed rate at the Company’s option. Among the terms imposed on the properties, which are security for the bonds, is that depending on the bonds, 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from July 2020 through March 2034. These bonds are subject to various interest rate cap agreements which limit the maximum interest rate with respect to such bonds

	188,832	94,125

Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 7.00% to 7.08%, principal and interest payments due monthly, and maturity dates ranging from January 2005 through April 2005. Under certain conditions these loans can be converted to unsecured notes payable. As of December 31, 2003, one loan is cross-collateralized by three properties, and was repaid in November 2004	6,846	33,072

Multifamily housing mortgage revenue bonds secured by deed of trust on a rental property and guaranteed by a collateral pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly through January 2026. Among the terms imposed on the property, which is security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. The interest rate will be repriced in February 2008 at the then current tax-exempt bond rate	15,547	15,883

	$1,067,449	$895,945

The aggregate scheduled maturities and principal payments of mortgage notes payable are as follows:

2005	$18,721
2006	24,683
2007	124,846
2008	154,452
2009	46,209
Thereafter	698,538

$1,067,449

Repayment of debt before the scheduled maturity date could result in prepayment penalties.

The Company has historically used interest rate swap and cap agreements to reduce the impact of interest rate fluctuations and to comply with contractual obligations of its lenders.  The Company has not entered into any interest rate hedge agreements for trading or other speculative purposes.  As of December 31, 2004 and 2003, the Company was a party to interest cap agreements (“Interest Cap Agreements”) that limited approximately $152.7 million and $69.6 million, respectively, of the Company’s tax-exempt debt to weighted average bond interest rates ranging from approximately 5.49% to 6.34%.  For such dates, the actual weighted average effective interest rates on such $152.7 million and $69.6 million of indebtedness were 2.6% and 2.9%, respectively.  These Interest Cap Agreements have maturity dates through 2010.  The Interest Cap Agreements did not meet the criteria for hedge accounting.  The estimated fair value of these Interest Cap Agreements as of December 31, 2004 and 2003 was zero based on management’s estimate of fair value.  Therefore, for the periods presented, interest rate cap agreements have been charged to earnings in accordance with SFAS No. 133, as amended.

(8) Lines of Credit

The Company has two outstanding lines of credit in the aggregate committed amount of $285,000. The first line, in the committed amount of $185,000, matures in April 2007, with an option to extend it for one year thereafter.  Outstanding balances under this line of credit bear interest at a rate, determined using a tiered rate structure tied to the Company’s corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.00% and LIBOR plus 1.10% during 2004 and 2003, respectively. As of December 31, 2004 and 2003, the interest rate was approximately 3.40% and 2.10%, respectively. At December 31, 2004 the Company had $155,800 outstanding on this line of credit. In December 2003, the Company obtained a 5-year, $90,000 credit facility from Freddie Mac. The aggregate maximum principal amount of the facility increased to $100,000 in July 2004 and is secured by six of Essex’s multifamily communities.  The Company borrowed $93,735 under this facility, comprised of three tranches as follows: $33,235 locked for 360 days at an all-in rate of 2.966% (59 basis points over Freddie Mac’s Reference Rate), $30,000 locked for 360 days at an all-in rate of 2.834% (59 basis points over Freddie Mac’s Reference Rate), and $30,500 locked for 360 days at an all-in rate of 3.376% (59 basis points over Freddie Mac’s Reference Rate). The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

The Company was in compliance with the line of credit covenants as of December 31, 2004

(9) Lease Agreements

During the fourth quarter of 2003, the Company entered into lease and purchase option agreements with unrelated third parties related to its five recreational vehicle parks that are comprised of 1,717 spaces, and two manufactured housing communities that contain 607 sites.  Based on the agreements, the unrelated third parties have an option to purchase the assets in approximately four years for approximately $41,700 – a 5% premium to the gross book value of the assets. The Company received $474 as consideration for entering into the option agreement and a non-refundable upfront payment of $4,030, which has been recorded as deferred revenue and has been classified with accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Under the lease agreements Essex is to receive a fixed monthly lease payment in addition to the non-refundable upfront payment that will be amortized using the straight-line method over approximately five years (the life of the lease).  These operating leases also provide for the Company to pass through all executory costs such as property taxes.

The Company is a lessor under a land lease associated with a property located in Southern California. The land lease entitles the Company to receive fixed annual land lease payments totaling a minimum of $477 over a thirty-four year term ended 2034. The Company has the option to purchase the property in 2006 or can be required to sell the land in 2006 as specified in the buyout provisions of the agreement.

The Company is a lessor of an office building located in Southern California. The tenants lease terms expire at various times through 2009 with average annual lease payments of approximately $737.

The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31, 2004 are summarized as follows:

Future Minimum Rent
2005	$2,494
2006	2,494
2007	2,494
2008	2,214
2009	1,138
2010 and thereafter	12,853
$23,687

The carrying value of the rental properties as of December 31, 2004 is $33,970.

(10) Equity Transactions

As of December 31, 2004, the Company, either directly or through the Operating Partnership, has the following cumulative redeemable preferred securities outstanding.

Description	Issue Date		Liquidation Preference
7.875% Series B	February 1998	1,200,000 units	$60,000
7.875% Series B	April 1998	400,000 units	$20,000
7.875% Series D	July 1999	2,000,000 units	$50,000
7.8125% Series F	September 2003	1,000,000 shares	$25,000

Dividends on the securities are payable quarterly. The holders of the securities have limited voting rights if the required dividends are in arrears. The Series B and D preferred units represent preferred interests issued by the Operating Partnership and are therefore included in minority interests in the accompanying consolidated balance sheet.  The preferred units can be exchanged for Series Band D preferred stock of the Company under limited conditions.

On July 30, 2003, in connection with the Company’s acquisition, by merger, of John M. Sachs, Inc.

(“Sachs”) that was completed on December 17, 2002, and under the terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date.  Based on the final analysis and as a post-closing adjustment payment pursuant to the merger agreement, the Company made a final payment of approximately $1,766 in cash and issued an additional 35,860 shares of common stock valued at $2,170 to certain of the pre-merger shareholders of Sachs.

On September 23, 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares.  The shares pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and will be redeemable by the Company on or after September 23, 2008.  The Company amortized the original discount in connection with the issuance of these shares in the fourth quarter of 2003, resulting in a charge of approximately $336.  The shares were issued pursuant to the Company’s existing shelf registration statement.  The Company used the net proceeds from this sale of Series F Preferred Stock to redeem all of the 9.125% Series C Cumulative Redeemable Preferred Units (the “Series C Preferred Units”) of Essex Portfolio, L.P., of which the Company is the general partner.

On October 6, 2003, the Company sold 1.6 million newly issued shares of common stock and received offering proceeds (before expenses) of $60.67 per share, representing a 3.25% discount to the common stock’s closing price on September 30, 2003, the date of the underwriting agreement between the Company and the underwriter, pursuant to which the shares were sold.  The shares were issued pursuant to the Company’s existing shelf registration statement.  The proceeds of the offering of approximately $97,072 were used for the acquisition of multifamily communities located in the Company’s targeted West Coast markets and general corporate purposes, including the repayment of debt and the funding of development activities.

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

In January 2004, the Company restructured its previously issued $50,000, 9.30% Series D Cumulative Redeemable Preferred Units (“Series D Units”), and its previously issued $80,000, 7.875% Series B Cumulative Redeemable Preferred Units (“Series B Units”).  The existing distribution rate of 9.30% of the Series D Units continued until July 27, 2004 – the end of the non-call period.  Effective July 28, 2004, the distribution rate on the Series D Units was reduced to 7.875%.  The date that the Series D Units can first be redeemed at the Company’s option was extended by six years to July 28, 2010.  The date that the Series B Units can first be redeemed at the Company’s option was extended from February 6, 2003 to December 31, 2009.

On June 14, 2000 the Company purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35,000 and an additional contingent payment.  The amount of the contingent payment was disputed and submitted to binding arbitration.  As a result of the arbitration, the Company was directed to issue an additional 109,874 units of limited partnership interest (“Units”) in the Operating Partnership to the sellers of Waterford Place.  On March 31, 2004, the Company completed the issuance of these Units to the sellers.  In connection with this issuance, on March 31, 2004, the Company also redeemed for cash 55,564 Units from these sellers.

On September 3, 2004, the Company redeemed all of its outstanding, $55,000, 9.25% Series E Cumulative Redeemable Preferred Units of the Operating Partnership.  In connection with this redemption the Company incurred a non-cash charge of $1,575 related to the write-off of the issuance costs, which is classified as a component of minority interest in the accompanying statement of operations.

On August 6, 2004, the Company acquired Vista Belvedere, a 76-unit apartment community located in the Marin County town of Tiburon, California.  Essex acquired the multifamily community in a UPREIT structured transaction for an agreed upon value of approximately $17.1 million.  The Company issued 73,088 limited operating partnership units to the prior owner.

(11) Per Share Data

Basic and diluted income from continuing operations per share are calculated as follows for the years ended December 31:

	2004			2003			2002
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$77,024	22,921,225	$3.36	$32,371	21,468,013	$1.51	$40,283	18,530,424	$2.17
Income from discontinued operations	717	22,921,225	0.03	1,563	21,468,013	0.07	8,357	18,530,424	0.45
	77,741		$3.39	33,934		$1.58	48,640		$2.62

Effect of Dilutive Securities:
Convertible limited partnership Units(1)	—	—		—	—		—	—
Stock options(2)	—	154,364		—	154,941		—	155,229
Vested series Z incentive units	—	80,712		—	55,912		—	40,000
	—	235,076		—	210,853		—	195,229
Diluted:
Income from continuing operations available to common stockholders	77,024	23,156,301	$3.33	32,371	21,678,866	$1.50	40,283	18,725,653	$2.15
Income from discontinued operations	717	23,156,301	0.03	1,563	21,678,866	0.07	8,357	18,725,653	0.45
	$77,741		$3.36	$33,934		$1.57	$48,640		$2.60

(1)          Weighed convertible limited partnership units of 2,333,935, 2,269,064 and 2,281,848 for the years ended December 30, 2004, 2003, and 2002, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.The Company has the ability and intent to redeem DownREIT Limited Partnership units for cash and does not consider them as common stock equivalents.

(2)          The following stock options are not included in the diluted earnings per share calculation because the exercise price of the option was greater than the average market price of the common shares for the year and, therefore,were anti-dilutive:

	2004	2003	2002
Number of options.	29,500	—	76
Range of exercise prices	$78.760-84.460	n/a	$50.480-54.250

(12) Stock Based Compensation Plans

The Essex Property Trust, Inc. 2004 Stock Incentive Plan provides incentives to attract and retain officers, directors and key employees. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock. Under the Stock Incentive Plan, the total number of shares available for grant is approximately 1,200,000. The Board of Directors (the Board) may adjust the aggregate number and type of shares reserved for issuance. Participants in the Stock Incentive Plans are selected by the Stock Incentive Plan Committee of the Board, which is comprised of independent directors. The Stock Incentive Plan Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date. The Company’s options have a life of ten years. Option grants fully vest between one year and five years after the grant date.

In connection with the Company’s 1994 initial public offering, the Company provided a one-time grant of options to Marcus & Millichap (“MM”) to purchase 220,000 shares of common stock at the initial public offering price of $19.50 per share pursuant to an agreement whereby Marcus & Millichap Real Estate Investment Brokerage Company, a subsidiary of MM, will provide real estate transaction, trend and other information to the Operating Partnership for a period of ten years. The Company has not used such research information provided by M&M in any material way since 1998. In February 2002, MM exercised and sold the shares underlying this one-time grant. This option was exercised in a “cashless” transaction pursuant to FAS 123, whereby MM was issued 129,302 shares of Company common stock based on the current market price of the Company’s common stock of $47.30 at the time of exercise.

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003, and 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	590,231	$42.93	743,692	$39.81	918,676	$32.15
Granted	49,500	74.10	73,500	55.09	162,750	49.15
Exercised	(142,835)	38.71	(197,741)	34.72	(322,944)	22.57
Forfeited and canceled	(33,520)	49.72	(29,220)	49.52	(14,790)	43.65
Outstanding at end of year	463,376	47.07	590,231	42.93	743,692	39.81

Options exercisable at year end	267,366	40.58	301,851	37.70	383,442	34.25

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of December 31, 2004	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of December 31, 2004	Weighted- average exercise price
$ 16.89-25.34	850	0.8 years	$19.06	850	$19.06
25.34-33.78	77,661	3.5 years	30.13	77,661	30.13
33.78-42.23	87,955	4.0 years	36.38	77,355	35.87
42.23-50.68	136,800	6.8 years	48.75	51,000	48.43
50.68-59.12	103,910	7.5 years	52.97	59,160	53.49
59.12-67.57	26,700	9.2 years	62.18	1,340	61.70
67.57-76.01	—	n/a	n/a	n/a	n/a
76.01-84.46	29,500	9.9 years	82.07	—	—
	463,376	6.2 years	47.07	267,366	40.58

On June 28, 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest (the “Series Z Incentive Units”) to eleven senior executives of the Company in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200. Upon certain triggering events, the Series Z Incentive Units will automatically convert into common Operating Partnership units based on a conversion ratio that may increase over time upon satisfaction of specific conditions. The conversion ratio, initially set at zero, will increase by 10% (20% in 2002) on January 1 of each year for each participating executive who remains employed by the Company if the Company has met the criteria established by the agreement. The conversion ratio as of January 1, 2002 was 20%, which resulted in 40,000 Series Z Incentive Units being convertible into up to an equal amount of common Operating Partnership Units. On January 1, 2003 and 2004, the conversion ratio increased by 8% and 7.5%, respectively, to 35.5% based on the approval of the Board of Directors. In certain change of control situations, the participating executives will also be given the option to convert their units at the then-effective conversion ratio. In addition, the Operating Partnership has the option to redeem Series Z Incentive Units held by any executive whose employment has been terminated for any reason and the obligation to redeem any such units following the death of the holder. In such event, the Operating Partnership will redeem the units for, at its option, either common Operating Partnership units or shares of the Company’s common stock based on the then-effective conversion ratio. The Company obtained a qualified independent third-party valuation of the Series Z Incentive Units. As compensation expense for such units, the Company records each year an amount, per unit, equal to the percentage increase in the conversion ratio for that year as multiplied by the third party valuation of the unit less its $1.00 purchase price.

On June 28, 2004, the Operating Partnership issued 95,953 Series Z-1 Incentive Units of limited partner interest (the “Series Z-1 Incentive Units”) to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit, for an aggregate offering price of $96.0. Any capital commitment will be payable upon demand or to be offset by any distributions paid with respect to such Series Z-1 unit, until the capital commitment has been reduced to zero. In the event a Series Z-1 partner becomes a director or executive officer of the general partner, such capital commitment will become immediately due and payable to the Operating Partnership prior to such event. Upon certain triggering events, the Series Z-1 Incentive Units will automatically convert into common Operating Partnership units based on a conversion ratio that may increase over time upon satisfaction of specific conditions. The conversion ratio was set at 20% upon issuance and will increase an additional 10% on January 1 of each year for each participating executive who remains employed by the Company if the Company has met the criteria established by the agreement. The conversion ratio as of June 28, 2004, was 20%, which resulted in 19,191 Series Z-1 Incentive Units being convertible into up to an equal amount of common Operating Partnership Units. In certain change of control situations, the participating executives will also be given the option to convert their units at the then-effective conversion ratio. In addition, the Operating Partnership has the option to redeem Series Z-1 Incentive Units held by any executive whose employment has been terminated for any reason and the obligation to redeem any such units following the death of the holder. In such event, the Operating Partnership will redeem the units for, at its option, either common Operating Partnership units or shares of the Company’s common stock based on the then-effective conversion ratio. The Company obtained a qualified independent third-party valuation of the Series Z-1 Incentive Units. As compensation expense for such units, the Company records each year an amount, per unit, equal to the percentage increase in the conversion ratio for that year as multiplied by the third party valuation of the unit less its $1.00 purchase price.

Through February 2000, the Company has granted 42,586 stock units under the Company’s Phantom Stock Unit Agreement to two of the Company’s executives. The units vest in installments in accordance with the vesting schedule set forth in the Phantom Stock Unit Agreement such that the units will be fully vested five years from the date of issuance. At that time, the Company expects to issue to the executives the number of shares of common stock equal to the number of units vested, or at the Company’s option, an equivalent amount in cash. The Company has issued common stock each year since inception of the agreement. Dividends are paid by the Company on the vested and unvested portion of shares and are recorded as a component of general and administrative expense. For accounting purposes, the Company estimates that the fair value of a phantom stock unit at the date of grant is equal to the market value of one share of the Company’s common stock at that time, and the accounting for phantom stock units is identical to the accounting for restricted stock under SFAS 123.

(13) Shareholder Rights Plan

On November 12, 1998, the Company’s Board of Directors adopted a Stockholder Rights Plan. A dividend of one right (a Right) per share of common stock was distributed to stockholders of record on November 21, 1998. Each Right, expiring November 11, 2008, represents a right to buy from the Company 1/100th of a share of Series A junior participating preferred stock at a price of $99.13 per Right.

Generally the Rights will not be exercisable unless a person or group acquires 15% or more, or announces an offer that could result in acquiring 15% or more, of the Company’s common stock unless such person is or becomes the beneficial owner of 15% or more of the Company’s outstanding common stock and had a contractual right or the approval of the Company’s Board of Directors, provided that such percentage shall not be greater than 19.9%. Following an acquisition of 15% or more of the Company’s common stock, each Right holder, except the 15% or more shareholder, has the right to receive, upon exercise, shares of common stock valued at twice the then applicable exercise price of the Right, unless the 15% or more shareholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its shareholders.

Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a stock acquisition where it does not survive or survives with a change or exchange of its common stock or if 50% or more of its assets, earning power or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquiror’s stock having a value of twice the exercise price.

Generally, Rights may be redeemed for $0.01 each (in cash, common stock or other consideration the Company deems appropriate) until the tenth day following a public announcement that a 15% or greater position has been acquired of the Company’s stock.

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

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 2004, 2003, and 2002:

	Years Ended December 31,
	2004	2003	2002
Revenues:
Southern California	$167,047	$137,662	$100,079
Northern California	63,655	63,761	62,405
Pacific Northwest	49,963	44,913	44,592
Other areas	2,818	5,240	4,007
Total property revenues	$283,483	$251,576	$211,083

Net operating income:
Southern California	$112,371	$95,309	$69,968
Northern California	42,234	43,533	45,859
Pacific Northwest	31,580	29,278	29,618
Other areas	442	1,675	959
Total segment net operating income	186,627	169,795	146,404

Depreciation and amortization:
Southern California	(39,263)	(28,554)	(19,638)
Northern California	(16,436)	(13,715)	(11,659)
Pacific Northwest	(11,021)	(12,202)	(11,686)
Other areas	(5,896)	(2,719)	(926)
	(72,616)	(57,190)	(43,909)
Interest:
Southern California	(26,900)	(22,595)	(15,253)
Northern California	(13,955)	(12,044)	(12,512)
Pacific Northwest	(6,539)	(4,844)	(6,382)
Nonsegment	(15,629)	(12,927)	(9,039)
	(63,023)	(52,410)	(43,186)

Amortization of deferred financing costs	(1,587)	(1,197)	(814)
General and administrative	(18,341)	(9,637)	(8,636)
Gain on sale or real estate	7,909	—	145
Interest and other income	8,027	6,715	12,505
Equity income in co-investments	59,522	3,296	5,402
Minority interests	(27,542)	(25,845)	(27,628)

Income from continuing operations	$78,976	$33,527	$40,283

Assets:
Southern California	$1,162,803	$874,591
Northern California	458,199	439,749
Pacific Northwest	358,219	314,409
Other areas	56,731	89,610
Net real estate assets	2,035,952	1,718,359
Nonsegment assets	181,265	198,452
Total assets	$2,217,217	$1,916,811

(15) 401(k) Plan

The Company has a 401(k) benefit plan (the Plan) for all full-time employees who have completed six months of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches the employee contributions for nonhighly compensated personnel, up to 50% of their contribution up to a specified maximum. Company contributions to the Plan were approximately $98, $93, and $107 for the years ended December 31, 2004, 2003, and 2002.

(16) Fair Value of Financial Instruments

Management believes that the carrying amounts of its variable rate mortgage notes payable, lines of credit, notes receivable from investees and other related parties and notes and other receivables approximate fair value as of December 31, 2004 and 2003, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the Company’s $878,617 of fixed rate mortgage notes payable at December 31, 2004 is approximately $945,607 based on the terms of existing mortgage notes payable compared to those available in the marketplace. At December 31, 2003, the Company’s fixed rate mortgage notes payable of $801,819 had an approximate market value of $838,743. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of December 31, 2004 and 2003 due to the short-term maturity of these instruments.

(17) Commitments and Contingencies

At December 31, 2004 we had four non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080. Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities. We also lease office space under non-cancelable operating leases. Total lease commitments, under land leases and operating leases, are approximately $1,600 per year.

At December 31, 2004 the Company has a $1,212 letter of credit outstanding and a payment guarantee of $4,750 relating to financing and development transactions.

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk, as defined in SFAS 5, of having a material impact on the financial statements, the Company will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue appropriate liability for remediation and other potential liability. In addition, it will consider whether such occurrence results in an impairment of value on the affected property and, if so, accrue an appropriate reserve for impairment.

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

The Company may enter into transactions that could require us to pay the tax liabilities of the partners in the Down REIT entities, which are within our control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code we can provide no assurance that we will be able to do so and if such tax liabilities were incurred they can expect to have a material impact on our financial position.

In April 2004, a lawsuit entitled Chace Nelson and Douglas Korte, et al. v. Essex Property Trust was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Company maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Company’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. The Company intends to vigorously defend against the claims alleged in this litigation. At December 31, 2004, no accrual for settlement cost has been recorded. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in this lawsuit.

The Company is subject to various other lawsuits in the normal course of its business operations. Accordingly, such lawsuits, as well as the class action lawsuit described above, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operation or cash flows.

(18) Quarterly Results of Operations

The following is a summary of quarterly results of operations for 2004 and 2003:

	Quarter ended December 31(1)(2)		Quarter ended September 30(1)(2)	Quarter ended June 30(1)(2)	Quarter ended March 31(1)(2)
2004:
Total property revenues	$74,412		$72,432	$70,308	$66,331

Income from continuing operations	$32,237	(3)	$34,698	$5,997	$6,044

Net income	$32,513		$35,030	$5,700	$6,450
Net income available to common stockholders	$32,025		$34,542	$5,212	$5,962
Per share data:
Net income:
Basic	$1.39		$1.51	$0.23	$0.26

Diluted	$1.38		$1.49	$0.23	$0.26
Market price:
High	$85.43		$75.31	$69.73	$66.64
Low	$71.65		$64.89	$58.15	$60.65
Close	$83.80		$71.85	$68.35	$65.50
Dividends declared	$0.79		$0.79	$0.79	$0.79

2003:
Total property revenues	$64,331		$62,372	$62,388	$62,485

Income from continuing operations	$6,489		$8,510	$9,497	$9,031

Net income	$6,916		$8,735	$9,794	$9,645
Net income available to common stockholders	$5,760		$8,735	$9,794	$9,645
Per share data:
Net income:
Basic	$0.25		$0.41	$0.47	$0.46

Diluted	$0.25		$0.41	$0.46	$0.45
Market price:
High	$66.60		$64.98	$59.40	$54.91
Low	$59.88		$56.67	$52.20	$49.00
Close	$64.22		$62.71	$57.25	$52.25
Dividends declared	$0.78		$0.78	$0.78	$0.78

(1)          Net earnings from discontinued operations have been reclassified for all periods presented.

(2)          Beginning in 2003, the Company implemented an upgrade to its subsidiary ledger for accounting for fixed assets. The Company completed this system upgrade in the first quarter of 2004. In conjunction with this system upgrade, the Company has determined that cumulative depreciation expense generated by consolidated or equity method rental properties was understated by approximately $2.1 million through December 31, 2003 and this amount was recorded during the quarter ended March 31, 2004. Had the correction been made in 2003, depreciation expense would have increased by approximately $640, $1.3 million, and $1.0 million in the first, second and third quarters of 2003, respectively. In the fourth quarter 2003, depreciation expense would have decreased by approximately $1.4 million. The Company does not believe that the correction is material to any previously reported financial statements and is not material to any consolidated earnings trends.

(3)          Includes the following non-recurring items:

(a)          Gains of $25.2 million resulting from the sale of seven Fund I multifamily properties.

(b)         Promote income of $3.8 million from incentive income allocations from Fund I.

(19) Subsequent Events

In January 2005, the Company sold four non-core assets that were acquired in conjunction with the John M. Sachs’s Merger in 2002. The four non-core assets were: The Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, for which the Company had previously entered into master lease and option agreements with an unrelated entity; and two small office buildings, located in San Diego California, aggregating 7,200 square feet. The sale proceeds were in excess of the carrying value of each of these assets.

On February 1, 2005, the Company obtained a non-recourse mortgage on a previously unencumbered property in the amount of $21.8 million with a 4.94% fixed interest rate for a 9-year term, maturing in March 2014, with an option to extend the maturity for one year thereafter at a floating rate of 2.4% over one month LIBOR. During the extension period, the loan may be paid in full with no prepayment penalty.

On February 2, 2005, the Company acquired Cedar Terrace Apartments, a 180-unit apartment community, located in Bellevue, Washington, for approximately $22.3 million. The property is unencumbered.

On February 16, 2005, the Company entered into a $50 million notional forward-starting swap with PNC Bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This derivative will be used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007. At inception, the transaction is considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting. Changes to the derivative’s fair value prior to settlement will be reflected in Other Comprehensive Income on the Company’s consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered multifamily properties
Foothill Commons	360	Bellevue, WA	$	$2,435	$9,821	$3,817	$2,440	$13,633	16,073	$7,371	1978	03/90	3-30
Oak Pointe	390	Sunnyvale, CA		4,842	19,776	7,571	4,847	27,342	32,189	14,663	1973	12/88	3-30
Palisades	192	Bellevue, WA		1,560	6,242	2,631	1,565	8,868	10,433	4,561	1969/1977(2)	05/90	3-30
Pathways	296	Long Beach, CA		4,083	16,757	9,007	6,239	23,608	29,847	10,046	1975	02/91	3-30
Stevenson Place (The Apple)	200	Fremont, CA		996	5,582	6,638	1,001	12,215	13,216	7,419	1971	04/82	3-30
Summerhill Commons	184	Newark, CA		1,608	7,582	1,836	1,525	9,501	11,026	5,530	1987	07/87	3-30
Summerhill Park	100	Sunnyvale, CA		2,654	4,918	844	2,656	5,760	8,416	3,261	1988	09/88	3-30
Woodland Commons	236	Bellevue, WA		2,040	8,727	2,254	2,044	10,977	13,021	5,793	1978	03/90	3-30
			95,434	20,218	79,405	34,598	22,317	111,904	134,221	58,644
Bonita Cedars	120	Bonita, CA		2,496	9,983	530	2,503	10,506	13,009	805	1983	12/02	3-30
Castle Creek	216	Newcastle, WA		4,149	16,028	1,196	4,834	16,539	21,373	4,456	1997	12/97	3-30
Foothill/Twincreeks	176	San Ramon, CA		5,875	13,992	1,587	5,964	15,490	21,454	5,017	1985	02/97	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	1,141	3,842	9,577	13,419	2,706	1985	10/97	3-30
Walnut Heights	163	Walnut, CA		4,858	19,400	350	4,886	19,722	24,608	933	1964	10/03	3-30
			93,735	21,016	68,043	4,804	22,029	71,834	93,863	13,917
Fountain Court	320	Bellevue, WA		6,702	27,306	629	6,985	27,652	34,637	4,538	2000	03/00	3-30
Hillcrest Park (Mirabella)	608	Newbury Park, CA		15,318	40,601	11,633	15,920	51,632	67,552	10,864	1973	03/98	3-30
Hillsborough Park	235	La Habra, CA		6,291	15,455	415	6,272	15,889	22,161	2,868	1999	09/99	3-30
			79,702	28,311	83,362	12,677	29,177	95,173	124,350	18,270
The Shores	462	San Ramon, CA		12,105	18,252	16,093	12,682	33,768	46,450	8,337	1988	01/97	3-30
Waterford	238	San Jose, CA		11,808	24,500	10,213	15,160	31,361	46,521	4,180	2000	06/00	3-30
			60,356	23,913	42,752	26,306	27,842	65,129	92,971	12,517
Alpine Village	306	Alpine, CA	17,835	4,967	19,868	817	4,981	20,671	25,652	1,547	1971	12/02	3-30
Anchor Village	301	Mukilteo, WA	10,750	2,498	10,595	3,103	2,587	13,609	16,196	5,084	1981	01/97	3-30
Bridle Trails	92	Kirkland, WA	4,027	1,500	5,930	535	1,531	6,434	7,965	1,775	1986	10/97	3-30
Brookside Oaks	170	Sunnyvale, CA	14,720	7,301	16,310	1,300	7,584	17,327	24,911	2,942	1973	06/00	3-30
Bunker Hill Towers	456	Los Angeles, CA	17,398	11,498	27,871	1,877	11,639	29,607	41,246	7,415	1968	03/98	3-30
Camarillo Oaks	564	Camarillo, CA	54,993	10,953	25,254	3,297	11,075	28,429	39,504	10,031	1985	07/96	3-30
Capri at Sunny Hills	100	Fullerton, CA	12,080	3,337	13,320	1,344	3,448	14,553	18,001	1,642	1961	09/01	3-30
City Heights(3)	687	Los Angeles, CA	32,850	9,655	37,078	4,018	9,900	40,851	50,751	7,358	1968	12/00	3-30
Coral Gardens	200	El Cajon, CA	11,469	3,638	14,552	275	3,648	14,817	18,465	1,126	1976	12/02	3-30
Devonshire	276	Hemet, CA	11,612	3,470	13,882	631	3,480	14,503	17,983	1,125	1988	12/02	3-30
Emerald Ridge	180	Bellevue, WA	11,184	3,449	7,801	1,330	3,449	9,131	12,580	3,748	1987	11/94	3-30
Evergreen Heights	200	Kirkland, WA	11,382	3,566	13,395	1,211	3,649	14,523	18,172	4,007	1990	06/97	3-30
Fountain Park	705	Playa Vista, CA	83,179	25,073	94,980	466	25,194	95,325	120,519	5,100	2002	02/04	3-30
Hampton Park (Columbus)	83	Glendale, CA	4,355	2,407	5,672	1,425	2,426	7,078	9,504	1,265	1974	06/99	3-30
Hampton Place (Lorraine)	132	Glendale, CA	8,205	4,288	11,081	1,496	4,307	12,558	16,865	2,296	1970	06/99	3-30

						Costs
				Initial cost		capitalized		Gross amount carried at close of period
					Buildings and	subsequent to		Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition		improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered multifamily properties (continued)
Hearthstone II	140	Santa Ana, CA	9,795	2,833	11,303	971		3,021	12,086	15,107	1,314	1970	11/01	3-30
Hidden Valley - Parker Ranch	324	Simi Valley, CA	28,002	14,174	34,065	—		14,174	34,065	48,239	630	2004	12/04	3-30
Highridge	255	Rancho Palos Verde, CA	19,385	5,419	18,347	4,220		5,615	22,371	27,986	6,223	1972	05/97	3-30
Huntington Breakers	342	Huntington Beach, CA	22,058	9,306	22,720	2,536		9,315	25,247	34,562	6,342	1984	10/97	3-30
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	2,115		3,474	9,989	13,463	4,204	1985	10/94	3-30
Kings Road	196	Los Angeles, CA	15,296	4,023	9,527	3,039		4,031	12,558	16,589	3,152	1979	06/97	3-30
Le Parc (Plumtree)	140	Santa Clara, CA	14,349	3,090	7,421	4,377		3,092	11,796	14,888	3,585	1975	02/94	3-30
Maple Leaf	48	Seattle, WA	1,919	805	3,283	182		828	3,442	4,270	932	1986	10/97	3-30
Mariners Place	105	Oxnard, CA	4,077	1,555	6,103	590		1,562	6,686	8,248	1,205	1987	05/00	3-30
Meadowood	320	Simi Valley, CA	15,547	7,852	18,592	2,012		7,898	20,558	28,456	6,417	1986	11/96	3-30
Montejo	124	Garden Grove, CA	6,058	1,925	7,685	644		2,096	8,158	10,254	887	1974	11/01	3-30
Monterey Villas (The Village)	122	Oxnard, CA	12,494	2,349	5,579	3,956		2,424	9,460	11,884	2,060	1974	07/97	3-30
Monterra del Rey (Glenbrook)	84	Pasadena, CA	4,197	2,312	4,923	2,185		2,435	6,985	9,420	1,435	1972	04/99	3-30
Monterra del Sol (Euclid)	85	Pasadena, CA	2,755	2,202	4,794	2,005		2,386	6,615	9,001	1,258	1972	04/99	3-30
Mt. Sutro	99	San Francisco, CA	5,948	2,334	8,507	698		2,725	8,814	11,539	1,615	1973	06/01	3-30
Park Hill	245	Issaquah, CA	22,123	7,284	21,937	55		7,284	21,992	29,276	221	1999	02/99(4)	3-30
Park Place/Windsor Court/Cochran	176	Los Angeles, CA	18,399	4,965	11,806	1,274		5,015	13,030	18,045	3,784	1988	08/97	3-30
Peregrine Point	67	Issaquah, CA	8,080	3,384	13,523	(219	)(5)	3,317	13,371	16,688	1,117	2003	1/03	3-30
Pointe at Cupertino (Westwood)	116	Cupertino, CA	13,551	4,505	17,605	87		4,505	17,692	22,197	389	1963	08/98(6)	3-30
Sammamish View	153	Bellevue, WA	11,244	3,324	7,501	1,155		3,331	8,649	11,980	3,266	1986	11/94	3-30
San Marcos	312	Richmond, CA	30,507	15,563	36,204	307		15,857	36,217	52,074	1,936	2003	11/03	3-30
Spring Lake	69	Seattle, WA	2,153	838	3,399	228		859	3,606	4,465	1,001	1986	10/97	3-30
Stonehedge Village	196	Bothell, WA	8,665	3,167	12,603	1,386		3,201	13,955	17,156	3,448	1986	10/97	3-30
Summit Park	300	San Diego, CA	22,116	5,959	23,836	969		5,976	24,788	30,764	1,948	1972	12/02	3-30
The Barkley	161	Anahiem, CA	5,170	2,272	8,520	1,256		2,334	9,714	12,048	1,922	1984	04/00	3-30
The Bluffs	224	San Diego, CA	12,763	3,405	7,743	724		3,442	8,430	11,872	2,492	1974	06/97	3-30
The Carlyle	132	San Jose, CA	16,044	3,954	15,277	8,782		5,800	22,213	28,013	2,828	2000	04/00	3-30
Tierra Vista	404	Oxnard, CA	38,213	13,652	53,336	127		13,651	53,464	67,115	1,489	2001	01/01(7)	3-30
Treehouse	164	Santa Ana, CA	8,156	2,626	10,485	874		2,818	11,167	13,985	1,209	1970	11/01	3-30
Treetops	172	Fremont, CA	9,800	3,520	8,182	1,604		3,579	9,727	13,306	3,392	1978	01/96	3-30
Valley Park	160	Fountain Valley	10,332	3,361	13,420	1,027		3,550	14,258	17,808	1,566	1969	11/01	3-30
Villa Angelina	256	Placentia	13,971	4,498	17,962	900		4,731	18,629	23,360	1,972	1970	11/01	3-30
Vista Belvedere	76	Tiburon, CA	11,792	5,573	11,901	95		5,573	11,996	17,569	148	1963	08/04	3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	1,444		1,296	6,413	7,709	2,436	1986	11/95	3-30
Wharfside Pointe	142	Seattle, WA	8,166	2,245	7,020	1,422		2,256	8,431	10,687	3,440	1990	06/94	3-30
Wilshire Promenade	149	Fullerton, CA	6,847	3,118	7,385	4,677		3,797	11,383	15,180	2,982	1992	01/97	3-30
Wimbledon Woods	560	Hayward, CA	53,837	9,883	37,670	4,143		10,350	41,346	51,696	9,512	1975	03/98	3-30
Windsor Ridge	216	Sunnyvale, CA	12,034	4,017	10,315	1,724		4,021	12,035	16,056	6,356	1989	03/89	3-30
			1,154,709	367,102	1,124,491	165,081		381,882	1,274,792	1,656,674	259,922

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Unencumbered multifamily properties
Alpine Country	108	Alpine, CA		1,741	6,964	158	1,746	7,117	8,863	545	1986	12/02	3-30
Avondale at Warner Center	446	Woodland Hills, CA		10,536	24,522	3,760	10,601	28,217	38,818	5,909	1989	01/97	3-30
Brighton Ridge	264	Renton, WA		2,623	10,800	1,717	2,656	12,484	15,140	4,318	1986	12/96	3-30
Bristol Commons	188	Sunnyvale, CA		5,278	11,853	1,448	5,293	13,286	18,579	4,147	1989	01/97	3-30
Cambridge	40	Chula Vista, CA		497	1,986	104	498	2,089	2,587	155	1965	12/02	3-30
Canyon Ponte	250	Bothell, WA		4,692	18,600	8	4,693	18,607	23,300	956	1990	10/03	3-30
Carlton Heights	70	Santee, CA		1,099	4,397	150	1,102	4,544	5,646	348	1979	12/02	3-30
Casa Tierra	40	El Cajon, CA		522	2,088	123	523	2,210	2,733	172	1972	12/02	3-30
Country Villas	180	Oceanside, CA		4,174	16,698	732	4,186	17,418	21,604	1,332	1976	12/02	3-30
Eastridge	188	San Ramon, CA		6,068	13,628	998	6,092	14,602	20,694	4,553	1988	08/96	3-30
Emerald Palms	152	San Diego, CA		2,909	11,637	307	2,918	11,935	14,853	927	1986	12/02	3-30
Esplanade	278	San Jose, CA		18,170	41,043	19	18,170	41,062	59,232	165	2002	11/04	3-30
Fairway (8)	74	Newport Beach, CA		—	7,850	1,977	9	9,818	9,827	2,217	1972	06/99	3-30
Fairwood Pond	194	Renton, WA		5,296	15,564	11	5,296	15,575	20,871	110	1997	10/04	3-30
Forest View	192	Renton, WA		3,731	14,530	149	3,731	14,679	18,410	783	1998	10/03	3-30
Grand Regency	60	Escondido, CA		881	3,522	108	883	3,628	4,511	278	1967	12/02	3-30
Jackson School Village	200	Hillsboro, OR		2,588	10,452	800	2,698	11,142	13,840	1,660	1996	09/00	3-30
Landmark	285	Hillsboro, OR		3,655	14,200	1,602	3,700	15,757	19,457	4,999	1990	08/96	3-30
Linden Square	183	Seattle, WA		4,374	11,588	469	4,202	12,229	16,431	1,899	1994	06/00	3-30
Lofts at Pinehurst (Villa Scandia)	118	Ventura, CA		1,570	3,912	3,732	1,618	7,596	9,214	1,630	1971	06/97	3-30
Marbrisa	202	Long Beach, CA		4,700	18,800	451	4,760	19,191	23,951	1,723	1987	09/02	3-30
Marina City Club (9)	101	Marina Del Rey, CA		—	28,167	1,182	—	29,349	29,349	948	1971	01/04	3-30
Marina Cove (10)	292	Santa Clara, CA		5,320	16,431	2,799	5,323	19,227	24,550	8,000	1974	06/94	3-30
Meadows @ Cascade	198	Vancouver, WA		2,261	9,070	1,599	2,337	10,593	12,930	3,025	1988	11/97	3-30
Mesa Village	133	Clairemont, CA		1,888	7,552	230	1,893	7,777	9,670	580	1963	12/02	3-30
Mira Woods	355	Mira Mesa, CA		7,165	28,660	772	7,185	29,412	36,597	2,210	1982	12/02	3-30
Mirabella	188	Marina Del Rey, CA		6,180	26,673	823	6,254	27,422	33,676	4,336	2000	05/00	3-30
Monterra del Mar (Windsor Terrace)	123	Pasadena, CA		2,188	5,263	3,697	2,736	8,412	11,148	2,070	1972	09/97	3-30
Mountain View	106	Camarillo, CA		3,167	11,106	59	3,117	11,215	14,332	403	1980	01/04	3-30
Pinehurst	28	Ventura, CA		355	1,356	—	355	1,356	1,711	—	1973	12/04	3-30
Salmon Run	132	Bothell, WA		3,717	11,483	284	3,801	11,683	15,484	1,606	2000	10/00	3-30
Shadow Point	172	Spring Valley, CA		2,812	11,248	731	2,820	11,971	14,791	928	1983	12/02	3-30
St. Cloud	302	Houston, TX		2,140	8,560	970	2,146	9,524	11,670	768	1968	12/02	3-30

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Unencumbered multifamily properties(continued)
The Laurels	164	Mill Creek, WA		1,559	6,430	820	1,595	7,214	8,809	2,365	1981	12/96	3-30
Tierra del Sol/Norte	156	El Cajon, CA		2,455	9,822	185	2,462	10,000	12,462	778	1969	12/02	3-30
Village @ Cascade	192	Vancouver, WA		2,103	8,753	609	2,154	9,311	11,465	2,400	1995	12/97	3-30
Vista Capri - East	26	San Diego, CA		262	1,047	59	262	1,106	1,368	86	1967	12/02	3-30
Vista Capri - North	106	San Diego, CA		1,663	6,653	112	1,668	6,760	8,428	502	1975	12/02	3-30
Vista Point (3)(11)	—	Anaheim, CA		—	—	73	73	—	73	—	1968	07/85	—
Woodlawn Colonial	159	Chula Vista, CA		2,344	9,374	633	2,350	10,001	12,351	763	1974	12/02	3-30
Woodside Village	145	Ventura, CA		5,331	21,036	9	5,332	21,044	26,376	5	1987	12/04	3-30
	23,084		1,154,709	505,116	1,617,809	199,550	521,120	1,801,355	2,322,475	330,521
Other real estate assets
Office Buildings
Derian		Irvine, CA		3,079	12,315	2,899	3,079	15,214	18,293	1,813	1983	07/00	3-30
925 East Meadow (12)		Palo Alto, CA	—	1,401	3,172	1,063	1,844	3,792	5,636	1,422	1984	11/97	3-30
22120 Clarendon (13)		Woodland Hills, CA	—	903	3,600	996	1,014	4,485	5,499	712	1982	03/01	3-30
2399 Camino Del Rio South		San Diego, CA	—	200	800	7	202	805	1,007	52	1978	12/02	3-30
3205 Moore Street		San Diego, CA	—	60	240	—	60	240	300	18	1957	12/02	3-30

Recreational vehicle parks
Circle RV		El Cajon, CA	—	2,375	2,375	113	2,506	2,357	4,863	188	1977	12/02	3-30
Diamond Valley		Hemet, CA	—	650	650	29	688	641	1,329	60	1974	12/02	3-30
Vacationer		El Cajon, CA	—	1,975	1,975	113	2,099	1,964	4,063	159	1973	12/02	3-30

Manufactured housing communities Green Valley		Vista, CA	6,475	3,750	3,750	229	3,988	3,741	7,729	297	1973	12/02	3-30

Total multifamily and other real estate assets			$1,161,184	$519,509	$1,646,686	$204,999	$536,600	$1,834,594	$2,371,194	$335,242

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)

Development communities (14)
The San Marcos (phase II)	120	Richmond, CA	—	3,991	—	17,949	21,940	—	21,940	—	—	09/00	—
Northwest Gateway	275	Los Angeles, CA	—	8,100	—	5,170	13,270	—	13,270	—	—	12/04	—
Pre-development costs			—	2,683	—	427	3,110		3,110	—	—		—

Total development communities			$—	$14,774	$—	$23,546	$38,320	$—	$38,320	$—

(1)               The aggregate cost for federal income tax purposes is $1,900,978.

(2)               Phase I was built in 1969 and Phase II was built in 1977.

(3)               The Company has a leasehold interest in this land and receives a land lease payment over a 34-year-term.

(4)               The Company’s initial 45% interest was obtained in 1999. The remaining 55% interest was acquired in 2004.

(5)               The Company sold a single family home built on the property for $336 in 2003.

(6)               The Company’s initial 20% interest was obtained in 1998. The remaining 80% interest was acquired in 2004.

(7)               The Company’s initial 20% interest was obtained in 2001. The remaining 80% interest was acquired in 2004.

(8)               The land is leased pursuant to a ground lease expiring 2027.

(9)               The land is leased pursuant to a ground lease expiring 2067.

(10)         A portion of land is leased pursuant to a ground lease expiring in 2028.

(11)         The Company’s interest in the land is subordinate to a loan issued to the purchaser of the buildings and improvements, and therefore the carrying amount was written off in connection with the sale.

(12)         Total rentable square footage of 17,404.

(13)         Total rentable square footage of 38,940.

(14)         All construction costs are reflected as real estate under development in the Company’s consolidated balance sheets until the project reaches stabilization.

A summary of activity for real estate and accumulated depreciation is as follows:

	2004	2003	2002
Real estate:
Balance at beginning of year	$1,984,122	$1,762,221	$1,441,521
Improvements	28,380	30,895	24,144
Acquisition of real estate	406,745	66,031	333,500
Development of real estate	48,239	124,975	16,907
Disposition of real estate	(81,351)	—	(53,851)
Real estate investment held for sale	(14,941)	—	—
Balance at the end of year	$2,371,194	$1,984,122	$1,762,221

	2004	2003	2002
Accumulated depreciation:
Balance at beginning of year	$265,763	$208,014	$166,609
Dispositions	(2,948)	—	(2,695)
Depreciation expense - Acquisitions	5,956	334	388
Depreciation expense - Development	630	2,344	—
Depreciation expense - Discontinued operations	307	235	191
Depreciation expense	66,030	54,836	43,521
Real estate investment held for sale	(496)	—	—
Balance at the end of year	$335,242	$265,763	$208,014

See accompanying Independent Registered Public Accounting Firm's Report

SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Essex Property Trust, Inc.
	By:	/s/ MICHAEL J. SCHALL
Michael J. Schall
Date: March 29, 2005
Senior Executive Vice
President, Director and Chief Operating
Officer

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith R. Guericke and Michael J. Schall, and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ KEITH R. GUERICKE	Chief Executive Officer and President, Director and Vice Chairman of the Board (Principal Executive Officer)	March 29, 2005
Keith R. Guericke

/s/ MICHAEL J. SCHALL	Senior Executive Vice President, Director and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2005
Michael J. Schall

/s/ GEORGE M. MARCUS	Director and Chairman of the Board	March 29, 2005
George M. Marcus

/s/ WILLIAM A. MILLICHAP	Director	March 29, 2005
William A. Millichap

/s/ DAVID W. BRADY	Director	March 29, 2005
David W. Brady

/s/ ROBERT E. LARSON	Director	March 29, 2005
Robert E. Larson

/s/ GARY P. MARTIN	Director	March 29, 2005
Gary P. Martin

/s/ ISSIE N. RABINOVITCH	Director	March 29, 2005
Issie N. Rabinovitch

/s/ THOMAS E. RANDLETT	Director	March 29, 2005
Thomas E. Randlett

/s/ WILLARD H. SMITH, JR.	Director	March 29, 2005
Willard H. Smith, Jr.

S-1

EXHIBIT INDEX

Exhibit No.	Document	Note
2.1	Agreement and Plan of Reorganization by and among Essex, Merger Sub, Sachs, the Sachs Shareholders and John M. Sachs, dated December 17, 2002. Certain exhibits and schedules referenced in the Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the Securities and Exchange Commission upon request. Attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed December 23, 2002, and incorporated herein by reference.	—

2.2	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein. Attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 5, 2004, and incorporated herein by reference.	—

3.1	Articles of Amendment and Restatement of Essex dated June 22, 1995, attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.	—

3.2	Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	—

3.3	First Amendment to Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.	—

3.4	Certificate of Correction to Exhibit 3.2 dated December 20, 1996	(1)

3.5	Amended and Restated Bylaws of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	—

3.6	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc., dated December 17, 1996.	(1)

3.7	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	—

3.8	Articles Supplementary reclassifying 500,000 shares of Common Stock as 500,000 shares of 9 1/8% Series C Cumulative Redeemable Preferred Stock, filed with the State of Maryland on November 25, 1998.	(2)

3.9	Certificate of Correction to Exhibit 3.2 dated February 12, 1999.	(2)

3.10	Articles Supplementary reclassifying 6,617,822 shares of Common Stock as 6,617,822 shares of Series A Junior Participating Preferred Stock, filed with the State of Maryland on November 13, 1998, attached as Exhibit 4.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	—

3.11	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	—

3.12	Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred Stock, filed with the State of Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	—

3.13	Certificate of Correction to Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	—

3.14	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc. dated February 14, 2000, attached as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	—

3.15	Articles Supplementary relating to the 7.8125% Series F Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company’s Form 8-K, dated September 19, 2003, and incorporated herein by reference.	—

3.16	Articles Supplementary reclassifying 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004	—

3.17	Articles Supplementary reclassifying 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004	—

4.1	Rights Agreement, dated as of November 11, 1998, between Essex Property Trust, Inc., and BankBoston, N.A., as Rights Agent, including all exhibits thereto, attached as Exhibit 1 to the Company’s Registration Statement filed on Form 8-A dated November 12, 1998, and incorporated herein by reference.	—

4.2	Amendment to Rights Agreement, dated as of December 13, 2000, attached as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.	—

4.3	Amendment to Rights Agreement, dated as of February 28, 2002 attached as Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	—

10.1	Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and restated), attached as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.*	—

10.2	First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.	—

10.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated February 6, 1998, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	—

10.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated April 20, 1998, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 23, 1998, and incorporated herein by reference.	—

10.5	Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated November 24, 1998.	(2)

10.6	Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated July 28, 1999, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	—

10.7	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated September 3, 1999, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	—

10.8	Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan, attached as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*	—

10.9	Form of Indemnification Agreement between Essex and its directors and officers, attached as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	—

10.11	First Amendment to Investor Rights Agreement dated July 1, 1996 by and between George M. Marcus and The Marcus & Millichap Company, attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	—

10.12	Co-Brokerage Agreement by and among Essex, the Operating Partnership, MM REIBC and Essex Management Corporation attached as Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	—

10.13	General Partnership Agreement of Essex Washington Interest Partners attached as Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (Registration No.33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	—

10.14	Form of Investor Rights Agreement between Essex and the Limited Partner of the Operating Partnership attached as Exhibit 10.26 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	—

10.15	Phantom Stock Unit Agreement for Mr. Guericke, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form was used for subsequent phantom stock agreements.)*	—

10.16	Phantom Stock Unit Agreement for Mr. Schall, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form was used for subsequent phantom stock agreements.)*	—

10.17	Replacement Promissory Note (April 15, 1996) and Pledge Agreement for Mr. Guericke, attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*	—

10.25	Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Guericke, attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge Agreement used for subsequent loans.)*	—

10.19	Replacement Promissory Note (April 30, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*	—

10.20	Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge Agreement used for subsequent loans.)*	—

10.21	First Amended and Restated Agreement of Limited Partnership of Western Highridge I Investors, effective as of May 13, 1997, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.	—

10.22	Registration Rights Agreement, effective as of May 13, 1997, by and between the Company and the limited partners of Western-Highridge I Investors, Irvington Square Associates, Western-Palo Alto II Investors, Western Riviera Investors, and Western-San Jose III Investors, attached as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.	—

10.23	$100,000,000 Promissory Note between Essex Portfolio, L.P., and Essex Morgan Funding Corporation, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.	—

10.24	Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 28, 2001, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.*	—

10.25	Executive Severance Plan attached as Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	—

10.26	Registration Rights Agreement by and among Essex and the Sachs shareholders, dated December 17, 2002, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 23, 2002, and incorporated herein by reference.	—

10.27	Agreement between Essex Property Trust, Inc. and George M. Marcus dated March 27, 2003 attached as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.	—

10.28	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 26, 2003, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.*	—

10.29	Series F Cumulative Redeemable Preferred Stock Purchase Agreement, dated September 25, 2003, by and between Essex Property Trust, Inc. and Lend Lease Rosen Real Estate Securities, LLC, attached as Exhibit 10.1 to the Company’s Form 8-K, dated September 19, 2003 and incorporated herein by reference.	—

10.30	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of September 23, 2003, attached as Exhibit 10.2 to the Company’s 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.	—

10.31	Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004, attached as Exhibit 10.36 to the Company’s 10-K for the year ended December 31, 2003, and incorporated herein by reference.	—

10.32	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004, attached as Exhibit 10.37 to the Company’s 10-K for the year ended December 31, 2003, and incorporated herein by reference.	—

10.33	Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of March 29, 2004, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference. *	—

10.34	Third Amended and Restated Revolving Credit Agreement, dated April 30, 2004, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.2 to the Company’s 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.	—

10.35	Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference. *	—

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	—

21.1	List of Subsidiaries of Essex Property Trust, Inc.	—

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	—

31.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

31.2	Certification of Michael J. Schall, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

32.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

32.2	Certification of Michael J. Schall, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

* Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.