Form 10-Q
period 2005-03-31
ESSEX PROPERTY TRUST INC
filed 2005-05-06
CIK 920522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

23,061,053 shares of Common Stock as of April 29, 2005

ESSEX PROPERTY TRUST, INC.
FORM 10-Q
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	3

	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	4

	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	5

	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended March 31, 2005 and the year ended December 31, 2004	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signature		34

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
Assets
Real estate:
Rental properties:
Land and land improvements	$546,867	$536,600
Buildings and improvements	1,880,735	1,834,594
	2,427,602	2,371,194
Less accumulated depreciation	(347,988)	(329,652)
	2,079,614	2,041,542
Real estate investments held for sale, net of accumulated
depreciation of $496 as of December 31, 2004	-	14,445
Investments	66,409	49,712
Real estate under development	16,938	38,320
	2,162,961	2,144,019
Cash and cash equivalents-unrestricted	12,517	10,644
Cash and cash equivalents-restricted	16,007	21,255
Notes and other receivables from related parties	1,295	1,435
Notes and other receivables	7,909	9,535
Prepaid expenses and other assets	19,584	19,591
Deferred charges, net	10,715	10,738
Total assets	$2,230,988	$2,217,217

Liabilities and Stockholders' Equity
Mortgage notes payable	$1,079,920	$1,067,449
Lines of credit	238,035	249,535
Accounts payable and accrued liabilities	35,792	29,997
Dividends payable	22,662	21,976
Other liabilities	12,121	11,853
Deferred gain	3,885	5,000
Total liabilities	1,392,415	1,385,810
Minority interests	232,138	240,130
Stockholders' equity:
Common stock, $.0001 par value, 655,682,178
authorized, 23,059,553 and
23,033,945 issued and outstanding	2	2
Cumulative redeemable preferred stock; $.0001 par value:
No shares issued and outstanding:
7.875% Series B 2,000,000 shares authorized	-	-
7.875% Series D 2,000,000 shares authorized	-	-
7.8125% Series F 1,000,000 shares authorized,
1,000,000 and 1,000,000 shares issued and outstanding,
liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares
authorized and no shares issued and outstanding	-	-
Additional paid-in capital	653,026	646,744
Distributions in excess of accumulated earnings	(72,758)	(80,469)
Accumulated other comprehensive income	1,165	-
Total stockholders' equity	606,435	591,277
Commitments and contingencies
Total liabilities and stockholders' equity	$2,230,988	$2,217,217

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Rental	$74,538	$64,209
Other property	2,783	2,102
Total property revenues	77,321	66,311
Expenses:
Property operating expenses:
Maintenance and repairs	5,658	4,381
Real estate taxes	6,930	5,540
Utilities	3,638	3,014
Administrative	7,319	6,912
Advertising	1,166	840
Insurance	991	1,143
Depreciation and amortization	19,727	18,346
	45,429	40,176
Interest	18,147	14,310
Amortization of deferred financing costs	476	273
General and administrative	4,542	2,930
Total expenses	68,594	57,689

Gain on sale of real estate	1,115	-
Interest and other including from related parties (Note 4)	2,226	1,851
Equity income in co-investments	19,584	1,100
Minority interests	(6,476)	(5,530)
Income from continuing operations	25,176	6,043
Discontinued operations (net of minority interests)
Operating income from real estate sold	1,033	407
Gain on sale of real estate	668	-
Income from discontinued operations	1,701	407
Net income	26,877	6,450
Dividends to preferred stockholders - Series F	(488)	(488)
Net income available to common stockholders	$26,389	$5,962

Per common share data:
Basic:
Income from continuing operations available to
common stockholders	$1.08	$0.24
Income from discontinued operations	0.07	0.02
Net income available to common stockholders	$1.15	$0.26
Weighted average number of common shares
outstanding during the period	23,044,075	22,843,258

Diluted:
Income from continuing operations available to
common stockholders	$1.06	$0.24
Income from discontinued operations	0.07	0.02
Net income available to common stockholders	$1.13	$0.26
Weighted average number of common shares
outstanding during the period	23,330,358	23,104,929

Dividend per common share	$0.81	$0.79

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and
Comprehensive Income for the three months ended
March 31, 2005 and the year ended December 31, 2004
(Unaudited)
(Dollars and shares in thousands)

						Accumulated	Distributions
	Series F				Additional	other	in excess of
	Preferred stock		Common stock		paid-in	comprehensive	accumulated
	Shares	Amount	Shares	Amount	capital	income	earnings	Total
Balances at December 31, 2003	1,000	$25,000	22,826	$2	$642,643	$-	$(86,246)	$581,399
Issuance of common stock under
stock-based compensation plans	-	-	155	-	6,058	-	-	6,058
Issuance of common stock	-	-	53	-	2,307	-	-	2,307
Reallocation of minority interest	-	-	-	-	(4,264)	-	-	(4,264)
Net income	-	-	-	-	-	-	79,693	79,693
Dividends declared	-	-	-	-	-	-	(73,916)	(73,916)
Balances at December 31, 2004	1,000	25,000	23,034	2	646,744	-	(80,469)	591,277
Issuance of common stock under
stock-based compensation plans	-	-	25	-	773	-	-	773
Reallocation of minority interest (1)	-	-	-	-	5,509	-	-	5,509
Comprehensive income:
Net income	-	-	-	-	-	-	26,877	26,877
Change in fair value of cash flow hedges	-	-	-	-	-	1,165	-	1,165
Comprehensive income								28,042

Common and preferred stock dividends declared	-	-	-	-	-	-	(19,166)	(19,166)
Balances at March 31, 2005	1,000	$25,000	23,059	$2	$653,026	$1,165	$(72,758)	$606,435

(1) During the three months ended March 31, 2005, the Company recorded a true-up of the reallocation of minority interest as of December 31, 2004. This true-up was not material to stockholders’ equity at either March 31, 2005 or December 31, 2004.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by operating activities	$38,482	$35,956

Cash flows from investing activities:
Additions to real estate:
Acquisitions	(10,792)	(83,071)
Improvements to recent acquisitions	(1,725)	(3,039)
Redevelopment	(3,446)	(1,446)
Revenue generating capital expenditures	(9)	(18)
Other capital expenditures	(2,632)	(2,041)
Dispositions of real estate and investments	250	-
Change in restricted cash	5,248	(6,138)
Additions to notes receivable from related parties and other receivables	(13)	(97)
Repayment of notes receivable from related parties and other receivables	1,413	330
Additions to real estate under development	(1,240)	(7,600)
Net distributions from (contributions to) limited partnerships	2,294	(2,746)
Net cash used in investing activities	(10,652)	(105,866)

Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	41,593	124,425
Repayment of mortgage notes payable and lines of credit	(40,361)	(26,011)
Additions to deferred charges	(444)	(1,779)
Net proceeds from stock options exercised	654	1,662
Contributions from minority interest partners	-	47
Distributions to minority interest partners	(5,645)	(6,673)
Redemption of minority interest limited partnership units	(3,284)	(494)
Common and preferred stock dividends paid	(18,470)	(18,326)
Net cash (used in)/provided by financing activities	(25,957)	72,851

Net increase in cash and cash equivalents	1,873	2,941
Cash and cash equivalents at beginning of period	10,644	14,768
Cash and cash equivalents at end of period	$12,517	$17,709

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $57 and $916 capitalized
in 2005 and 2004, respectively	$17,935	$11,798

Assumption of mortgage loans payable in conjunction with the purchases of real estate	$-	$83,179

Common stock issued pursuant to phantom stock plan	$262	$798

Issuance of Operating Partnership Units in connection with the purchase of real estate	$-	$1,729

Accrued redemption of minority interest units	$-	$3,472

Proceeds from disposition of real estate held by exchange facilitator	$14,770	$-

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

(1)	Organization and Basis of Presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.

The unaudited consolidated financial statements for the three months ended March 31, 2005 and 2004 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). See "Accounting Changes" section below for a description of entities retroactively consolidated by the Operating Partnership for all periods presented pursuant to its adoption of FIN 46 Revised. The Company is the sole general partner in the Operating Partnership, with a 90.5% and 90.3% general partnership interest as of March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005, the Company has ownership interests in 121 multifamily properties (containing 25,281 units), three office buildings (with approximately 166,340 square feet), three recreational vehicle parks (comprising 562 spaces) and one manufactured housing community (containing 157 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas).

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

On September 27, 2004 the Company announced the final closing of partner equity commitments for Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including the Company with combined partner equity commitments of $265.9 million. Essex had committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Company’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

Accounting Changes

(A)	Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Company, and the multifamily improvements owned by a third party in which the Company owns the land underlying these improvements and from which the Company receives fees, including land lease, subordination and property management fees, and a joint venture to develop a building in Los Angeles, California. The Company consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Company's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $238.3million and $154.8 million, respectively, at March 31, 2005 and $238.1 million and $155.1 million, respectively, at December 31, 2004.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $151.0 million and $151.3 million as of March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005 the Company is involved with two VIEs in which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of March 31, 2005 were approximately $52.0 million and $29.6 million, respectively. The Company does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

(B)	Stock-Based Compensation

Stock-based compensation expense under the fair value method was $218,000 and $136,000 for the three months ended March 31, 2005 and 2004, respectively. There were 67,300 and 0 stock options granted during the three months ended March 31, 2005 and 2004, respectively. The fair value of stock options granted was $8.74 and $0 per share for the three months ended March 31, 2005 and 2004, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

Three Months Ended
March 31,
	2005	2004
Stock price	$69.11 - $82.77	n/a
Risk-free interest rates	3.64% - 4.30%	n/a
Expected lives	5 years	n/a
Volatility	18.09% -18.29%	n/a
Dividend yield	4.38% - 5.13%	n/a

(C)	Depreciation

Beginning in 2003, the Company implemented an upgrade to its subsidiary ledger for accounting for fixed assets. The Company completed this system upgrade in the first quarter of 2004. In conjunction with this system upgrade, the Company determined that cumulative depreciation expense generated by consolidated or equity method rental properties was understated by approximately $2.1 million through December 31, 2003 and this amount was recorded during the quarter ended March 31, 2004.

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

In January 2005, the Company sold four non-core assets that were acquired in conjunction with the John M. Sachs’s merger in 2002 for $14.9 million. The four non-core assets were: The Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, for which the Company had previously entered into master lease and option agreements with an unrelated entity; and two small office buildings, located in San Diego California, aggregating 7,200 square feet. The Company recorded a gain of $668,000 on the sale of these assets, net of minority interests.

At June 30, 2004, Golden Village Recreational Vehicle Park, a property located in Hemet, California and acquired as part of the John M. Sachs merger in December 2002, met the "held for sale" criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the property were presented as discontinued operations in the consolidated financial statements for the period ended March 31, 2004. Upon reclassification as held for sale at June 30, 2004, the Company presented Golden Village at its estimated fair value less disposal costs which resulted in an impairment charge of approximately $756,000. Such fair value was determined using the contractual sales price pursuant to the contract with the buyer of the property. On July 18, 2004, the Company sold Golden Village for $6.7 million. No gain or loss was recognized on the sale.

As of December 31, 2004 Riviera RV Resort and Riviera Mobile Home Park met the “held for sale” criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the properties are presented as discontinued operations in the consolidated financial statements for all periods presented.

In accordance with SFAS 144, the accompanying statements of operations for the periods ended March 31, 2005 and March 31, 2004 reflect the discontinued operations of these entities.

(E)	New Accounting Pronouncements Issued But Not Yet Adopted

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

Reclassifications

Interest and other income has been reclassified, for all periods presented, as a non-operating income item from the prior periods’ presentation as a component of revenue. Certain other reclassifications have been made to prior periods in order to conform them to the current period presentation. Such reclassifications have no impact on reported earnings, assets or liabilities.

(2)	Significant Transactions for the Quarter Ended March 31, 2005

(A)	Acquisitions

On February 2, 2005, the Company acquired Cedar Terrace Apartments, a 180-unit apartment community, located in Bellevue, Washington, for approximately $22.3 million. The property is unencumbered.

(B)	Development Communities

The Company defines development communities as new apartment properties that are being constructed or are newly constructed, which are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2005, the Company had ownership interests in one development community (excluding development projects owned by the Essex Apartment Value Fund, L.P. described below), aggregating 275 multifamily units. The estimated total cost is $65.7 million with $48.8 million remaining to be expended.
In the first quarter of 2005, the Company reached stabilization on phase two, which is comprised of 120 units, of its development project related to San Marcos Apartments, a 432-unit apartment community in Richmond, California.

(C)	Redevelopment Communities

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At March 31, 2005, the Company had ownership interests in five redevelopment communities, aggregating 1,797 multifamily units with estimated redevelopment costs of $21.7 million, of which approximately $14.3 million remains to be expended.

(D)	Debt

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

On February 16, 2005, the Company entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This 10-year forward starting interest rate swap is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007. The transaction is considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting. The increase in the derivative’s fair value in the first quarter of 2005 was $1,165,000 and is reflected in accumulated other comprehensive income in the Company’s consolidated financial statements

(E)	Equity

On February 24, 2005, the Company’s Board of Directors declared a quarterly distribution of $0.48828 per share, which represents an annual distribution of $1.9531 per share on its 7.8125% Series F Cumulative Redeemable Preferred Shares. Distributions are or will be payable on June 1, 2005 to shareholders of record as of May 15, 2005.

On February 24, 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.81 per common share, which will be payable on April 15, 2005 to shareholders of record as of March 31, 2005. On an annualized basis, the dividend represents a distribution of $3.24 per common share.

(F)	The Essex Apartment Value Fund ("Fund I")

Dispositions

On March 31, 2005, the Company and Fund I sold their ownership interests in Coronado at Newport South, a 715-unit apartment community located in Newport Beach, California, for a contract sales price of approximately $106 million. The sale of Coronado at Newport South in the first quarter of 2005, combined with the sale of its 49.9% direct ownership interest in Coronado at Newport South, resulted in the Company recognizing equity income from investments of $14.4 million.

Promote Distributions

As noted above, the Company’s general partnership interest provides for “promote distributions” upon attainment of certain financial return benchmarks. In the first quarter of 2005, the Company recognized $4.9 million of additional equity income associated with its promote distribution.

Development Communities

In the first quarter of 2005, stabilization was reached on River Terrace, a 250-unit apartment community located in Santa Clara, California. This is the single property that remains to be sold under the existing purchase and sale agreement with United Dominion Realty, L.P. (“UDR”), which the Company entered into during the third quarter of 2004. The sale of River Terrace is expected to close on or before September 30, 2005.

(G)	The Essex Apartment Value Fund II (“Fund II”)

Acquisitions

In the first quarter of 2005, Fund II acquired Regency Towers, a 178-unit apartment community, located in Oakland, California, for approximately $21.2 million. In conjunction with the transaction, Fund II originated a new mortgage loan totaling approximately $11.5 million with a fixed interest rate of 5.16%, which matures in 2014 and has a one-year variable rate extension period.

(3)	Investments

The following table details the Company's investments accounted for under the equity method of accounting (dollars in thousands):

	March 31,	December 31,
	2005	2004

Investments in joint ventures:

Direct and indirect LLC member interests of approximately 49.9% in Newport Beach South, LLC	$25,245	$11,524

Limited partnership interest of 20.4% and general partner interest of 1% in Essex Apartment Value Fund, L.P (Fund I)	17,364	14,140

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	16,994	17,242

Preferred limited partnership interests in Mountain Vista Apartments (1)	6,806	6,806

Total investments	$66,409	$49,712

(1)	The preferred limited partnership interest is held in an entity that includes an affiliate of Marcus & Millichap Company. Marcus & Millichap Company’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows (dollars in thousands). Individual investments are removed from this data as of the date at which they are sold or the outside interest is acquired by the Company.

	March 31,	December 31,
	2005	2004
Balance sheets:
Real estate and real estate under development	$274,757	$322,233
Other assets	91,491	36,709

Total assets	$366,248	$358,942

Mortgage notes payable	$180,605	$203,171
Other liabilities	28,036	21,276
Partners' equity	157,607	134,495

Total liabilities and partners' equity	$366,248	$358,942

Company's share of equity	$66,409	$49,712

	Three Months Ended
	March 31,
	2005	2004
Statements of operations:
Total property revenues	$7,500	$17,357
Total gain on the sales of real estate	33,036	-
Total expenses	7,052	15,415

Total net income	$33,484	$1,942

Company's share of net income	$19,584	$1,100

(4)	Related Party Transactions

Notes and other receivables from related parties as of March 31, 2005 and December 31, 2004 consist of the following (dollars in thousands):

	March 31,	December 31,
	2005	2004
Other related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured, bearing interest at 8%,
due beginning April 2006	$625	$625
Other related party receivables, substantially due on demand	670	810
Total notes and other receivable from related parties	$1,295	$1,435

Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, and advances and accrued management fees from joint venture investees.

Other income includes management fees from the Company's investees of $1,556,000 and $1,805,000 for the three months ended March 31, 2005 and 2004, respectively.

(5)	Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and the Pacific Northwest. Excluded from segment revenues are properties outside of these regions and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivable, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented (dollars in thousands).

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Southern California	$45,529	$37,649
Northern California	16,919	15,819
Pacific Northwest	14,012	12,200
Other non-segment areas	861	643
Total property revenues	$77,321	$66,311

Net operating income:
Southern California	$30,996	$25,674
Northern California	11,426	10,744
Pacific Northwest	8,992	7,958
Other non-segment areas	205	105
Total net operating income	51,619	44,481

Depreciation and amortization:
Southern California	(10,136)	(10,330)
Northern California	(4,065)	(5,501)
Pacific Northwest	(3,629)	(1,185)
Other non-segment areas	(1,897)	(1,330)
	(19,727)	(18,346)
Interest expense:
Southern California	(7,469)	(6,392)
Northern California	(3,791)	(3,051)
Pacific Northwest	(1,450)	(1,705)
Other non-segment areas	(5,437)	(3,163)
	(18,147)	(14,310)

Amortization of deferred financing costs	(476)	(273)
General and administrative	(4,542)	(2,930)
Gain on sale of real estate	1,115	-
Interest and other income	2,226	1,851
Equity income in co-investments	19,584	1,100
Minority interests	(6,476)	(5,530)

Income from continuing operations	$25,176	$6,043

	March 31,	December 31,
	2005	2004
Assets:
Net real estate assets:
Southern California	$1,178,272	$1,162,803
Northern California	478,612	458,199
Pacific Northwest	377,983	358,219
Other non-segment areas	44,747	62,321
Total net real estate assets	2,079,614	2,041,542
Other non-segment assets	151,374	175,675
Total assets	$2,230,988	$2,217,217

(6)	Net Income Per Common Share
(Amounts in thousands, except per share data)

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available
to common stockholders	$24,688	23,044	$1.08	$5,555	22,843	$0.24
Income from discontinued operations	1,701	23,044	0.07	407	22,843	0.02
	26,389		$1.15	5,962		$0.26

Effect of Dilutive Securities:
Convertible limited partnership
Units (1)	--	--		--	--
Stock options (2)	--	167		--	172
Vested series Z incentive units	--	119		--	90
	-	286		-	262

Diluted:
Income from continuing operations available
to common stockholders	24,688	23,330	$1.06	5,555	23,105	$0.24
Income from discontinued operations	1,701	23,330	0.07	407	23,105	0.02
	$26,389		$1.13	$5,962		$0.26

(1)
Weighed convertible limited partnership units of 2,325,213 and 2,265,248 for the three months ended March 31, 2005 and 2004, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. The Company has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

(2)
The following stock options are not included in the diluted earnings per share calculation because the exercise price of the option was greater than the average market price of the common shares for the quarter end and, therefore, the stock options were anti-dilutive.

	Three Months Ended
	March 31,
	2005	2004
Number of options	32,872	--
Range of exercise prices	$78.76 - $84.46	n/a

(7)	Derivative Instruments and Hedging Activities

On February 16, 2005, the Company entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This 10-year forward starting interest rate swap is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007. The transaction is considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.

As of March 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently have any derivatives that are not designated as hedges. At March 31, 2005, derivatives with a fair value of $1.2 million were included in other assets. The change in net unrealized gains/losses of $1.2 million in 2005 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and accumulated other comprehensive income.  No hedge ineffectiveness on cash flow hedges was recognized during 2005. The Company did not have accumulated other comprehensive income in 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 27 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

As of March 31, 2005, the Company owns interest rate cap agreements, which expire at various dates through 2010 and which allow the Company to be reimbursed in the event the interest rate on $160.8 million of its variable rate debt exceeds approximately 6.5%. Currently, the interest rate in effect on this debt is approximately 3.7%. The Company does not believe these interest rate cap agreements have any value because we believe there is a less than remote likelihood that interest rates will exceed 6.5% prior to the expiration of these contracts.

(8)	Commitments and Contingencies

In April 2004, a lawsuit entitled Chace Nelson and Douglas Korte, et al. v. Essex Property Trust was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Company maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Company’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. The Company intends to vigorously defend against the claims alleged in this litigation. At March 31, 2005, no accrual for settlement cost has been recorded. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in this lawsuit.

The Company is subject to various other lawsuits in the normal course of its business operations. Accordingly, such lawsuits, as well as the class action lawsuit described above, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Property Trust, Inc. ("Essex" or the "Company") for the three months ended March 31, 2005 and 2004. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Effective January 1, 2004, the Operating Partnership consolidated the entities discussed below pursuant to its adoption of FIN 46 Revised. The Company is the sole general partner of the Operating Partnership and, as of March 31, 2005, and December 31, 2004, held a 90.5%, 90.3% general partnership interest in the Operating Partnership, respectively. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the year ended December 31, 1994. The Company utilizes taxable REIT subsidiaries (“TRS”) for various revenue generating or investment activities. The Company consolidates the TRS’s.

Accounting Changes

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Company, and the multifamily improvements owned by a third party in which the Company owns the land underlying these improvements and from which the Company receives fees, including land lease, subordination and property management fees, and a joint venture to develop a building in Los Angeles, California. The Company consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Company's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $238.3 million and $154.8 million, respectively, at March 31, 2005 and $238.1 million and $155.1 million, respectively, at December 31, 2004.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $151.0 million and $151.3 million as of March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005 the Company is involved with two VIEs in which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of March 31, 2005 were approximately $52.0 million and $29.6 million, respectively. The Company does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Stock-Based Compensation

Stock-based compensation expense under the fair value method was $218,000 and $136,000 for the three months ended March 31, 2005 and 2004, respectively. There were 67,300 and 0 stock options granted during the three months ended March 31, 2005 and 2004, respectively. The fair value of stock options granted was $8.74 and $0 per share for the three months ended March 31, 2005 and 2004, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

Three Months Ended
March 31,
	2005	2004
Stock price	$69.11 - $82.77	n/a
Risk-free interest rates	3.64% - 4.30%	n/a
Expected lives	5 years	n/a
Volatility	18.09% -18.29%	n/a
Dividend yield	4.38% - 5.13%	n/a

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

By region, the Company's operating results and investment strategy are as follows:

Southern California Region: At the time of the Company's 1994 initial public offering (IPO), the Company had ownership interests in this region representing 17% of its multifamily units. Following the IPO, the Company, using its research process, determined that various markets in the Southern California region were attractive for multifamily property investment and, the Company accordingly increased its ownership in such markets. As of March 31, 2005, we have ownership interests in this region representing 52% of our multifamily units. During the three months ended March 31, 2005 the region continued to perform well, with same store property revenues increasing by 4.9% versus the comparable period in 2004. Same store property revenues increased by 0.8% versus the immediately preceding quarter. The Company expects this region to generate positive rent growth of approximately 3.3% in 2005.

Northern California Region: As of March 31, 2005, the Company had ownership interests in this region representing 24% of its multifamily units. In the three months ended March 31, 2005, same store property revenues decreased slightly by 0.6% versus the comparable period in 2004 and increased by 1.0% versus the immediately preceding quarter. The Company expects market rents to increase by approximately 1% in 2005. The Company expects further recovery thereafter. As a result, the Company will begin to increase its investment focus in this region.

Pacific Northwest Region: As of March 31, 2005, the Company had ownership interests in this region representing 23% of its multifamily units. This region created jobs in 2004, and in the three months ended March 31, 2005, same store property revenues increased by 2.0% versus the comparable period in 2004 and increased by 2.2% versus the immediately preceding quarter. The Company expects continued job growth, leading to rental revenue growth of approximately 1.8% in 2005.

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

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions..

General Background

The Company's property revenues are generated primarily from multifamily property operations, which accounted for 96% or more of its property revenues for each of the three months ended March 31, 2005 and 2004. The Company's properties ("the Properties") are located in Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas), and other areas (Houston, Texas).

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

On September 27, 2004 the Company announced the final closing of partner equity commitments for Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including the Company with combined partner equity commitments of $265.9 million. Essex had committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Company’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

The Company (excluding Fund I's development communities) has ownership interests in and is developing one multifamily residential community, with an aggregate of 275 multifamily units. In connection with these development projects, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $65.7 million. As of March 31, 2005, the remaining commitment to fund these projects is approximately $48.8 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Average financial occupancy rates of the Company's multifamily “Quarterly Same Store Properties” (stabilized properties consolidated by the Company for each of the three months ended March 31, 2005 and 2004) was 96.4% and 95.8%, for the three months ended March 31, 2005 and 2004, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy rates disclosed by other REIT’s may not be comparable to our calculation of financial occupancy.

The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended
	March 31,
	2005	2004
Southern California	96.2%	95.9%
Northern California	96.9%	95.7%
Pacific Northwest	96.7%	95.5%

Total Property Revenues increased by $11,010,000 or 16.6% to $77,321,000 in the first quarter of 2005 from $66,311,000 in the first quarter of 2004. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

	Number of	Three months ended March 31,		Dollar	Percentage
	Properties	2005	2004	Change	Change
Revenues:		(Dollars in thousands)
Property revenues - quarterly
Quarterly Same Store Properties
Southern California	51	$31,457	$29,999	$1,458	4.9%
Northern California	18	13,052	13,127	(75)	(0.6)
Pacific Northwest	26	12,017	11,783	234	2.0
Total property revenues
Same Store Properties	95	56,526	54,909	1,617	2.9
Property revenues - properties
acquired or consolidated subsequent to
December 31, 2003 (1)		20,795	11,402	9,393	82.4
Total property revenues		$77,321	$66,311	$11,010	16.6%

(1) Also includes three office buildings, three recreational vehicle parks, one manufactured housing community, redevelopment and development communities.

As set forth in the above table, the $11,010,000 net increase in total property revenues was attributable to an increase of $9,393,000 primarily due to the acquisition of twelve multifamily properties (the "Quarterly Acquisition Properties"), the achievement of stabilized operations in two development communities, the sale of one multifamily community subsequent to December 31, 2003 and the increase in Quarterly Same Store Properties revenue of $1,617,000.

Property revenues from the Quarterly Same Store Properties increased by $1,617,000 or 2.9% to $56,526,000 in the first quarter of 2005 from $54,909,000 in the first quarter of 2004. The increase was attributable to the results of the 51 Quarterly Same Store Properties located in Southern California and the 26 Quarterly Same Store Properties located in the Pacific Northwest. The 51 Quarterly Same Store Properties located in Southern California increased by $1,458,000, or 4.9%, to $31,457,000 in the first quarter of 2005 from $29,999,000 in the first quarter of 2004. The $1,458,000 increase is primarily attributable to increases in occupancy and rental rates, and a decrease in property concessions. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest increased by $234,000 or 2.0% to $12,017,000 in the first quarter of 2005 from $11,783,000 in the first quarter of 2004. The $234,000 increase is primarily attributable to increases in occupancy and rental rates, and a decrease in property concessions. These increases were offset by a decrease in revenues of $75,000, or 0.6%, in Northern California. Quarterly Same Store Properties for the first quarter of 2005 decreased to $13,052,000 from $13,127,000 in the first quarter of 2004.The decrease in revenue was primarily attributable to an increase in concessions. The Company expects market rents to increase in this region by approximately 1% in 2005.

Total Expenses increased by $10,905,000 or approximately 18.9% to $68,594,000 in the first quarter of 2005 from $57,689,000 in the first quarter of 2004. This increase was mainly due to an increase in property operating expenses, interest expense and general and administrative expenses. Property operating expenses increased $5,253,000 or 13.1% to $45,429,000 in the first quarter of 2005 from $40,176,000 in the first quarter of 2004. The increase of $5,253,000 was attributable to an increase in real estate taxes of $1,390,000, an increase in depreciation and amortization of $1,381,000, and an increase in maintenance and repairs of $1,277,000. All other property operating expenses increased $1,205,000. The increase in real estate taxes and maintenance and repairs was primarily attributable to the Quarterly Acquisition Properties. On a comparative basis, depreciation and amortization expense would have increased by $3,481,000 in the first quarter of 2005 from the amount for the first quarter of 2004 if a $2,100,000 correction to depreciation expense relating to 2003 were excluded. The $3,481,000 increase is primarily a result of the Quarterly Acquisition Properties. General and administrative expense increased by $1,612,000 or 55.0% to $4,542,000 in the first quarter of 2005 from $2,930,000 in the first quarter of 2004. This increase is primarily attributable to increases in headcount and related compensation expenses, and professional fees associated with Sarbanes-Oxley implementation. Interest expense increased by $3,837,000 or 26.8% to $18,147,000 in the first quarter of 2005 from $14,310,000 in the first quarter of 2004. The increase in interest expense was due to increases in the mortgage notes payable and line of credit balances, the majority of which relate to the Quarterly Acquisition Properties, increased rates on our variable rate debt, and a reduction in the amount of capitalized interest.

Gain on sale of real estate increased to $1,115,000 for the first quarter of 2005 as compared to $0 for the first quarter of 2004 due to the recognition of a portion of the deferred gain on the sale of The Essex at Lake Merritt, which was sold in the third quarter of 2004.

Interest and other income increased by $375,000 or 20.3% to $2,226,000 in the first quarter of 2005 from $1,851,000 in the first quarter of 2004. The increase primarily relates to increases in Fund II related fees, which were offset by the reduction in Fund I fee income.

Equity income in co-investments increased by $18,484,000 to $19,584,000 in the first quarter of 2005 from $1,100,000 in the first quarter of 2004. The increase relates to the Company’s ownership interest, through Fund I, in Coronado at Newport South, which resulted in the Company recognizing equity income from investments of $14,381,000. Additionally, the Company’s general partnership interest in Fund I provides for “promote distributions” upon attainment of certain financial return benchmarks. The Company recognized $4,873,000 of additional equity income associated with its promote distributions.

Minority interests increased by $946,000 or 17.1% to $6,476,000 in the first quarter of 2005 from $5,530,000 in the first quarter of 2004. This is primarily due to the increases in net income of the Operating Partnership and joint venture investments.

Discontinued operations increased by $1,294,000 to $1,701,000 in the first quarter of 2005 from $407,000 in the first quarter of 2004. The increase in discontinued operations was mainly due to a gain on sale of real estate of $668,000 and the recognition of deferred lease revenue of $955,000, net of minority interests related to the sales of the Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, and the sales of the two small office buildings located in San Diego, California.

Liquidity and Capital Resources

On July 26, 2004, Standard and Poor's publicly announced its existing issuer credit ratings of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P., and issued a new rating of BBB- on its Senior Unsecured Debt for Essex Portfolio L.P.

At March 31, 2005 the Company had $12,517,000 of unrestricted cash and cash equivalents. The Company expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Company believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, refinancing of maturing loans, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Company will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Company's requirements or that the Company will be able to dispose of properties in a timely manner and under terms and conditions that the Company deems acceptable.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Company expects to incur approximately $410 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2005. These expenditures do not include the improvements required as a condition to funding mortgage loans, expenditures for acquisition properties' renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2005 and/or the funding thereof will not be significantly different than the Company's current expectations.

The Company is currently developing one multifamily residential project, with an aggregate of 275 multifamily units. The project involves certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risks that Development Activities Will be Delayed, Not Completed and/or Fail to Achieve Expected Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In connection with this development project, the Company has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $65.7 million. As of March 31, 2005, the remaining commitment to fund this development project was approximately $48.8 million. The Company expects to fund this commitment by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

On September 27, 2004 the Company announced the final closing of partner equity commitments for Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including the Company with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Company’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first.

Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

The Company has an unsecured line of credit for an aggregate amount of $185,000,000. At March 31, 2005, the Company had $144,300,000 outstanding on this line of credit. At March 31, 2005, this line of credit bore an interest rate of approximately 4.1%. This facility matures in April 2007, with an option to extend it for one year thereafter. The underlying interest rate on this line is based on a tiered rate structure tied to the Company's corporate ratings and is currently LIBOR plus 1.0%. In addition, the Company has a $100 million credit facility from Freddie Mac secured by six of Essex's multifamily communities. At March 31, 2005, the Company had $93.7 million outstanding under this line of credit. At March 31, 2005, this line of credit bore an interest rate of approximately 3.1%. This facility matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate. The Company expects to place an additional $80 million in long-term fixed rate debt in the second and third quarters of 2005, with the proceeds being used primarily to repay these lines of credit.

On February 23, 2005, Fund II obtained a credit facility for an aggregate amount of $50,0000,000. This line bears interest at LIBOR plus 0.875%, and matures in August 2005.

In addition to the Company's lines of credit, the Company had $1,079,920,000 mortgage notes payable at March 31, 2005. Such indebtedness consisted of $890,306,000 in fixed rate debt with interest rates varying from 4.25% to 8.18% and maturity dates ranging from 2006 to 2034. The indebtedness also includes $189,614,000 of tax-exempt variable rate demand bonds with interest rates, including credit enhancements and other fees, paid during the three months ended March 31, 2005 that average 3.6% and have maturity dates ranging from 2006 to 2034. The tax-exempt variable rate demand bonds are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

On February 16, 2005, the Company entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This derivative is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007. The transaction is considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting. The increase in the derivative’s fair value in the first quarter of 2005 was $1.2 million, which is reflected in other assets and accumulated other comprehensive income in the Company’s consolidated financial statements.

As of March 31, 2005, the Company had the capacity pursuant to existing shelf registration statements to issue up to $219,455,250 in equity securities, and the Operating Partnership had the capacity pursuant to such registration statements to issue up to $250,000,000 of debt securities.

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

Off Balance Sheet Arrangements

As of March 31, 2005 the Company is involved with two VIEs in which the Company is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of March 31, 2005 were approximately $52.0 million and $29.6 million, respectively. The Company does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at March 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods:

		2006 and	2008 and
(In thousands)	2005	2007	2009	Thereafter	Total
Mortgage notes payable	$16,069	$150,189	$168,532	$745,130	$1,079,920
Lines of credit	-	144,300	93,735	-	238,035
Development commitments (1)	24,400	24,400	-	-	48,800
Redevelopment commitments(2)	14,269	-	-	-	14,269
Essex Apartment Value Fund II, L.P. capital commitment (3)	20,717	37,500	-	-	58,217
	$75,455	$356,389	$262,267	$745,130	$1,439,241
__________
(1)	$5,127 of these commitments relate to actual contracts as of March 31, 2005.
(2)	$8,511of these commitments relate to actual contracts as of March 31, 2005.
(3)
The Company has a total commitment of $58,217, as of March 31, 2005. The amounts provided by year is management’s best estimate of the timing of the funding of such commitments. These estimates could change if the timing of Fund II’s acquisition of real estate changes.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of acquisition and development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, developments, and redevelopment, the Company's anticipated development projects in 2005, the anticipated sale of the remaining property of the Essex Apartment Value Fund, L.P.("Fund I"), and estimate of the resulting incentive and promote interest, the anticipated performance of the second Essex Apartment Value Fund ("Fund II"), the anticipated performance of existing properties, anticipated results from various geographic regions and the Company's investment focus in such regions, statements regarding the Company's financing activities and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that the Company's 2005 development strategy will change, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that the sale of the remaining property of Fund I will not occur or will generate proceeds that are less than anticipated, that the Company's partners in Fund II fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of today, and the Company assumes no obligation to update this information.

Potential Factors Affecting Future Operating Results

Many factors affect the Company’s actual financial performance and may cause the Company’s future results to be different from past performance or trends. These factors include those set forth under the caption “Risk Factors” in Item I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the following:

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

Interest Rate Fluctuations

The Company monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with higher historical levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Company's variable interest rate debt. The effect of prolonged interest rate increases could negatively impact the Company's ability to make acquisitions and develop properties at economic returns on investment and the Company's ability to refinance existing borrowings at acceptable rates. The Company expects to place an additional $80 million in long-term fixed rate debt in the second and third quarters of 2005, with the proceeds being used primarily to repay these lines of credit.

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

Funds from operations is not meant to represent a comprehensive system of financial reporting and does not present, nor does Essex intend it to present, a complete picture of its financial condition and operating performance. Essex believes that net earnings computed under GAAP remain the primary measure of performance and that funds from operations is only meaningful when it is used in conjunction with net earnings. Further, Essex believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

Other REITs in calculating funds from operations may vary from the NAREIT definition for this measure, and thus their disclosure of funds from operations may not be comparable to Essex’s calculation. The following table sets forth the Company’s calculation of Funds from Operations for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004

Net income	$26,877,000	$6,450,000
Adjustments:
Depreciation and amortization	19,727,000	18,346,000
Depreciation and amortization --
unconsolidated co-investments	149,000	834,000
Gain on sale of real estate	(1,115,000)	--
Gain on sale of co-investment activities, net	(14,381,000)	--
Gain on sale of real estate - discontinued operations	(735,000)	--
Minority interests	2,798,000	698,000
Depreciation - discontinued operations	-	86,000
Dividends to preferred stockholders - Series F	(488,000)	(488,000)
Funds From Operations	$32,832,000	$25,926,000

Funds from operations per share - diluted	$1.28	$1.02

Weighted average number shares outstanding diluted (1)	25,655,571	25,370,177

(1)	Assumes conversion of all outstanding operating partnership interests in the Operating Partnership. Minority interests have been adjusted to reflect such conversion.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and to fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its variable LIBOR debt approximates fair value as of March 31, 2005 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments.

								Estimated
For the Years Ended	2005	2006	2007	2008	2009	Thereafter	Total	Fair value
Fixed rate debt
(In thousands)
Amount	$16,069	$16,925	$125,184	$121,954	$46,578	$563,596	$890,306	$936,965
Average interest rate	6.6%	6.6%	6.6%	6.6%	6.6%	6.6%

Variable rate debt
(In thousands)
Amount	$--	$8,080	$144,300	$--	$93,735	$181,534	$427,649	$427,649
Average interest	--	3.8%	3.8%	--	3.1%	3.8%

The table incorporates only those exposures that exist as of March 31, 5005; it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

On February 16, 2005, the Company entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This 10-year forward starting interest rate swap is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007. At March 31, 2005, this transaction is considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting. The fair value of the derivative was $1.2 million and is included in other assets and accumulated other comprehensive income, and is separately disclosed in the statement of changes in shareholders’ equity.

As of March 31, 2005, the Company owns interest rate cap agreements, which expire at various dates through 2010 and which allow the Company to be reimbursed in the event the interest rate on $160.8 million of its variable rate debt exceeds approximately 6.5%. Currently, the interest rate in effect on this debt is approximately 3.7%. The Company does not believe these interest rate cap agreements have any value because we believe there is a less than remote likelihood that interest rates will exceed 6.5% prior to the expiration of these contracts.

Item 4: Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II -- Other Information

Item 1: Legal Proceedings

In April 2004, a lawsuit entitled Chace Nelson and Douglas Korte, et al. v. Essex Property Trust was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Company maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Company’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. The Company intends to vigorously defend against the claims alleged in this litigation. At March 31, 2005, no accrual for settlement cost has been recorded. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in this lawsuit.

The Company is subject to various other lawsuits in the normal course of its business operations. Accordingly, such lawsuits, as well as the class action lawsuit described above, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 5: Other Information

In 2004, the Company submitted to the New York Stock Exchange the CEO certification required by Section 303A, 12(a) of the New York Stock Exchange Listed Company Manual.

Item 6: Exhibits

A.	Exhibits

10.1*	Offer Letter between Essex Property Trust, Inc. and Mr. Dance, filed as Exhibit 10.1 on the Company’s Form 8-K, filed on February 14, 2005, and incorporated herein by reference.

31.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
(*) Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: May 6, 2005

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Accounting Officer)