Form 10-Q
period 2006-05-10
ESSEX PROPERTY TRUST INC
filed 2006-05-10
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

22,894,071 shares of Common Stock as of May 3, 2006

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

The information furnished in the accompanying consolidated unaudited balance sheets, statements of operations, stockholders' equity and comprehensive income and cash flows of the Company reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)
	March 31,	December 31,
Assets	2006	2005
Real estate:
Rental properties:
Land and land improvements	$564,934	$554,449
Buildings and improvements	1,996,667	1,945,480
	2,561,601	2,499,929
Less accumulated depreciation	(418,858)	(399,854)
	2,142,743	2,100,075
Investments	28,995	27,228
Real estate under development	46,985	39,110
	2,218,723	2,166,413
Cash and cash equivalents-unrestricted	9,409	14,337
Cash and cash equivalents-restricted	14,095	13,937
Notes and other receivables from related parties	1,704	1,173
Notes and other receivables	14,833	5,237
Prepaid expenses and other assets	22,680	23,078
Deferred charges, net	15,326	15,115
Total assets	$2,296,770	$2,239,290

Liabilities and Stockholders' Equity
Mortgage notes payable	$1,104,594	$1,104,918
Exchangeable bonds	225,000	225,000
Lines of credit	78,000	25,000
Accounts payable and accrued liabilities	42,295	32,982
Dividends payable	23,275	22,496
Other liabilities	13,113	12,520
Deferred gain	2,193	2,193
Total liabilities	1,488,470	1,425,109
Minority interests	231,000	233,214
Stockholders' equity:
Common stock, $.0001 par value, 655,682,178
authorized, 22,889,971 and
22,851,953 issued and outstanding	2	2
Cumulative redeemable preferred stock; $.0001 par value:
No shares issued and outstanding:
7.875% Series B 2,000,000 shares authorized	-	-
7.875% Series D 2,000,000 shares authorized	-	-
7.8125% Series F 1,000,000 shares authorized,
1,000,000 and 1,000,000 shares issued and outstanding,
liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares
authorized and no shares issued and outstanding	-	-
Additional paid-in capital	631,972	632,646
Distributions in excess of accumulated earnings	(86,730)	(77,341)
Accumulated other comprehensive income	7,056	660
Total stockholders' equity	577,300	580,967
Commitments and contingencies
Total liabilities and stockholders' equity	$2,296,770	$2,239,290
See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental and other property	$85,263	$78,277
Management and other fees from affiliates	824	6,576
	86,087	84,853
Expenses:
Property operating, excluding real estate taxes	22,615	20,228
Real estate taxes	7,396	6,841
Depreciation and amortization	20,091	19,579
Interest	18,990	18,147
Amortization of deferred financing costs	696	476
General and administrative	4,899	4,441
Other expenses	970	-
	75,657	69,712

Gain on sale of real estate	-	1,115
Interest and other income	2,394	523
Equity income in co-investments	(323)	14,711
Minority interests	(4,927)	(6,452)
Income from continuing operations before income
tax provision	7,574	25,038
Income tax provision	(37)	(101)
Income from continuing operations	7,537	24,937
Income from discontinued operations (net of minority interests)
minority interests)	2,785	1,941
Net income	10,322	26,878
Dividends to preferred stockholders - Series F	(488)	(489)
Net income available to common stockholders	$9,834	$26,389

Per common share data:
Basic:
Income from continuing operations available to
common stockholders	$0.31	$1.07
Income from discontinued operations	0.12	0.08
Net income available to common stockholders	$0.43	$1.15
Weighted average number of common shares
outstanding during the period	22,871,800	23,044,075

Diluted:
Income from continuing operations available to
common stockholders	$0.31	$1.05
Income from discontinued operations	0.12	0.08
Net income available to common stockholders	$0.43	$1.13
Weighted average number of common shares
outstanding during the period	23,095,493	23,330,358
Dividend per common share	$0.84	$0.81
See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and
Comprehensive Income for the three months ended March 31, 2006
(Unaudited)
(Dollars and shares in thousands)
	Series F				Additional	Accumulated other	Distributions in excess of
	Preferred stock		Common stock		paid-in	comprehensive	accumulated
	Shares	Amount	Shares	Amount	capital	income	earnings	Total
Balances at December 31, 2005	1,000	25,000	22,851	2	632,646	660	(77,341)	580,967
Comprehensive income:
Net income	-	-	-	-	-		10,322	10,322
Change in fair value of cash flow hedges	-	-	-	-	-	6,396	-	6,396
Comprehensive income								16,718
Issuance of common stock under
stock-based compensation plans	-	-	38	-	1,352	-	-	1,352
Reallocation of minority interest	-	-	-	-	(2,026)	-	-	(2,026)
Dividends declared	-	-	-	-	-	-	(19,711)	(19,711)
Balances at March 31, 2006	1,000	$25,000	22,889	$2	$631,972	$7,056	$(86,730)	$577,300

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net cash provided by operating activities	$43,322	$38,482

Cash flows from investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(57,275)	(27,287)
Capital expenditures and redevelopment	(10,471)	(6,087)
Additions to real estate under development	(7,877)	(1,240)
Dispositions of real estate and investments	8,349	15,020
Changes in restricted cash and refundable deposits	5,003	5,248
Additions to notes receivable from related parties and other receivables	(10,209)	(13)
Repayment of notes receivable from related parties and other receivables	(86)	1,413
Net (contributions to) distributions from limited partnerships	(618)	2,294
Net cash used in investing activities	(73,184)	(10,652)

Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	116,792	41,593
Repayment of mortgage notes payable and lines of credit	(63,955)	(40,361)
Additions to deferred charges	(907)	(444)
Net proceeds from stock options exercised	1,209	654
Distributions to minority interest partners	(5,731)	(5,645)
Redemption of minority interest limited partnership units	(3,469)	(3,284)
Common and preferred stock dividends paid	(19,005)	(18,470)
Net cash provided by (used in) financing activities	24,934	(25,957)

Net (decrease) increase in cash and cash equivalents	(4,928)	1,873
Cash and cash equivalents at beginning of period	14,337	10,644
Cash and cash equivalents at end of period	$9,409	$12,517

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $549 and $57 capitalized
in 2006 and 2005, respectively	$16,269	$17,935

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)
(Dollars in thousands, except for per share and unit amounts)

(1) Organization and Basis of Presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.

The unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). See below for a description of entities consolidated by the Operating Partnership. The Company is the sole general partner in the Operating Partnership, with a 90.2% and 90.4% general partnership interest as of March 31, 2006 and December 31, 2005, respectively.

As of March 31, 2006, the Company has ownership interests in 126 multifamily properties (containing 27,311 units), three office buildings (with approximately 166,340 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas).

Fund Activities

Essex Apartment Value Fund, L.P. ("Fund I" and “Fund II”), are investment funds formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities. All of the assets in Fund I were sold during 2004 and 2005, and Fund I is in the process of liquidation and will wind down affairs during 2006.

Fund II has eight institutional investors, including the Company, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II invests in multifamily properties in the Company’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will record revenue for its asset management, property management, development and redevelopment services when earned, and promote distributions should Fund II exceed certain financial return benchmarks.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Company, and the multifamily improvements owned by a third party in which the Company owns the land underlying these improvements and from which the Company receives fees, including land lease, subordination, property management, and incentive fees. The Company consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Company's total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $232.4 million and $146.8 million, respectively, at March 31, 2006 and $230.9 million and $146.7 million, respectively, at December 31, 2005.

Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

As of March 31, 2006 the Company is involved with three VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities were approximately $92.6 million and $72.7 million, respectively, at March 31, 2006 and $92.9 million and $72.5 million, respectively, at December 31, 2005. The Company does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Stock-Based Compensation

We adopted the provisions of SFAS 123 revised effective January 1, 2006 using the modified prospective approach. Stock-based compensation expense for stock options under the fair value method totaled $143 and $218 for the three months ended March 31, 2006 and 2005, respectively. The intrinsic value of the stock options exercised during the three months ended March 31, 2006 and 2005 totaled $1.8 million and $0.5 million, respectively. As of March 31, 2006, the intrinsic value of the stock options outstanding and fully vested totaled $24.6 million and $16.8 million, respectively. As of March 31, 2006, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option plans totaled $1.7 million. The cost is expected to be recognized over a weighted-average period of 3 to 5 years for the stock option plans.

Stock-based compensation expense for Z and Z-1 Units (collectively, "Z Units") under the fair value method totaled $231 and $84 for the three months ended March 31, 2006 and 2005, respectively. Stock-based compensation capitalized for these Plans totaled $188 and $53 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 the intrinsic value of the Z Units subject to conversion totaled $16.6 million. As of March 31, 2006, total unrecognized compensation cost related to Z Units subject to conversion in the future totaled $9.3 million. The cost is expected to be recognized over a weighted-average period of 5 to 15 years for the Z Units.

The Company’s stock-based compensation policies have not changed materially from information reported in Note 2(k), "Stock-Based Compensation," and Note 14, "Stock-Based Compensation Plans," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Accounting Estimates and Reclassifications

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, its notes receivables and its qualification as a Real Estate Investment Trust (“REIT”). The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications have no impact on reported earnings, cash flows, total assets, or total liabilities.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 revised, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. We adopted the provisions of SFAS 123 revised effective January 1, 2006 using the modified prospective approach. The adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This consensus was applicable to the Company for new or modified partnerships in 2005, and is otherwise applicable to existing partnerships effective January 1, 2006. The adoption of this consensus did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46 (R).” This FSP addresses certain implementation issues related to FIN 46R. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE.

That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, effective July 1 ,2006. The Company will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

(2) Significant Transactions for the Quarter Ended March 31, 2006

(a) Acquisitions

In January 2006, we acquired two apartment communities - Chimney Sweep and CBC, aggregating 239 units, located in Isla Vista, California for a combined price of approximately $57.1 million.

(b) Dispositions

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

In January 2006, the Company sold Vista Capri East and Casa Tierra apartment communities for approximately $7.0 million and in March 2006, the Company sold Diamond Valley Recreational Vehicle Park for approximately $1.3 million, for a total combined gain net of minority interest of $2.8 million. These assets were part of the John M. Sachs merger in 2002.

(c) Debt

On March 24, 2006, the Company renegotiated its revolving line of credit to increase the maximum principal amount to $200 million from $185 million. Additionally, the maturity date was extended from April 2007 to March 2009, with an option for a one-year extension, and the underlying rate, based on a tiered rate structure tied to our corporate ratings, was reduced to LIBOR plus 0.8% from LIBOR plus 1.0%.

On January 3, 2006, the Company originated a mortgage loan secured by the Fairwood Pond apartment community in the amount of $14.9 million, with a fixed interest rate of 5.31%, which matures on February 1, 2015. On March 1, 2006, the Company paid-off a loan secured by the Windsor Ridge apartment community in the amount of $11.6 million, with a fixed interest rate of 7.09%.

(d) Equity

On February 23, 2006, the Company announced the Board of Directors approved a quarterly distribution of $0.48828 per share, which represents an annual distribution of $1.9531 per share on its 7.8125% Series F Cumulative Redeemable Preferred Shares. Distributions are payable on June 1, 2006 to shareholders of record as of May 17, 2006.

On February 23, 2006, the Company announced the Board of Directors approved a $0.12 per share annual increase to the quarterly cash dividend. Accordingly, the first quarter dividend distribution, paid on April 17, 2006 to stockholders of record as of March 31, 2006, was $0.84 per share.

(e) Interest and Other Income

In March 2006, the Company sold shares it owned in Town & County Trust and recognized $1.7 million in investment income related to the sale of those shares. The investment income was offset by $970 in pursuit costs that are recorded as other expenses in the accompanying consolidated statements of operations. The proceeds from the sale, which aggregated $9.5 million, were received on April 3, 2006, and were accrued for in notes and other receivables in the accompanying consolidated balance sheets as of March 31, 2006.

(f) The Essex Apartment Value Fund II (“Fund II”)

In April 2006, Fund II acquired the Lake Union development project in Seattle, Washington for approximately $5.5 million. This development project is a planned 127-unit apartment community plus approximately 9,300 square feet of commercial space with an estimated total cost of $29.5 million.

In April 2006, Fund II acquired the Studio City development project in Los Angeles, California for approximately $20.5 million. This development is a planned 149-unit apartment community with an estimated total cost of $53.3 million.

In April 2006, Fund II acquired Davey Glen, a 69-unit apartment community located in Belmont, California for approximately $13.5 million.

(3) Investments

The Company has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate multifamily rental properties. The following table details the Company's investments (dollars in thousands):
	March 31,	December 31,
	2006	2005
Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 20.4% and general partner
interest of 1% in Essex Apartment Value Fund, L.P (Fund I)	$582	$582
Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	21,107	19,340
Preferred limited partnership interests in Mountain Vista
Apartments (A)	6,806	6,806
	28,495	26,728
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology
Solutions, Inc.	500	500

Total investments	$28,995	$27,228
(A)	The investment is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”). TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	March 31,	December 31,
Balance sheets:	2006	2005
Real estate and real estate under development	$437,212	$431,655
Other assets	18,871	18,655
Total assets	$456,083	$450,310

Mortgage notes payable	$267,333	$268,325
Other liabilities	83,271	83,979
Partners' equity	105,479	98,007
Total liabilities and partners' equity	$456,083	$450,311
Company's share of equity	$28,495	$26,728

	Three Months Ended
	March 31,
Statements of operations:	2006	2005
Total property revenues	$9,290	$7,500
Total gain on the sales of real estate	-	33,036
Total expenses	(10,968)	(7,052)

Total net (loss) income	$(1,678)	$33,484
Company's share of net (loss) income	$(323)	$14,711

(4) Notes Receivable and Other Receivables from Related Parties

Notes receivable and other receivables from related parties consist of the following as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005
Related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured,
bearing interest at 8%, due beginning April 2007	$375	$375
Other related party receivables, substantially due on demand	1,329	798
Total notes and other receivable from related parties	$1,704	$1,173

Other related party receivables consist primarily of accrued interest income on related party notes receivable from loans to officers, advances, and accrued management fees from Fund II.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005
Note receivable from Pacifica Companies, LLC, secured,
bearing interest at 12%, due June 2008	2,193	2,193
Other receivables	12,640	3,044
Total notes and other receivables	$14,833	$5,237

Other receivables consist primarily of a receivable due from the sale of Town & Country stock as of March 31, 2006 for $9.5 million, subordination and land lease fees from the Vista Pointe joint venture.

(6) Related Party Transactions

Management and other fees from affiliates includes property management, asset management, development and redevelopment fees from the Company’s investees of $824 and $1,703 for the three months ended March 31, 2006 and 2005, respectively, and promote income from Fund I of $4,873 for the three months ended March 31, 2005. There was no promote income for the three months ended March 31, 2006.

(7) Segment Information

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

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented (dollars in thousands):
	Three Months Ended
	March 31,
Revenues:	2006	2005
Southern California	$51,123	$46,323
Northern California	17,484	16,534
Pacific Northwest	15,532	14,558
Other non-segment areas	1,124	862
Total property revenues	$85,263	$78,277

Net operating income:
Southern California	$33,962	$30,995
Northern California	11,340	11,017
Pacific Northwest	9,447	8,997
Other non-segment areas	503	199
Total net operating income	55,252	51,208

Depreciation and amortization:
Southern California	(11,063)	(10,136)
Northern California	(4,075)	(3,918)
Pacific Northwest	(3,774)	(3,629)
Other non-segment areas	(1,179)	(1,896)
	(20,091)	(19,579)
Interest expense:
Southern California	(7,144)	(7,469)
Northern California	(4,443)	(3,791)
Pacific Northwest	(1,690)	(1,450)
Other non-segment areas	(5,713)	(5,437)
	(18,990)	(18,147)

Amortization of deferred financing costs	(696)	(476)
General and administrative	(4,899)	(4,441)
Other expenses	(970)	-
Management and other fees from affiliates	824	6,576
Gain on sale of real estate	-	1,115
Interest and other income	2,394	523
Equity income in co-investments	(323)	14,711
Minority interests	(4,927)	(6,452)
Income tax provision	(37)	(101)

Income from continuing operations	$7,537	$24,937

	March 31,	December 31,
Assets:	2006	2005
Net real estate assets:
Southern California	$1,275,758	$1,211,372
Northern California	454,110	456,093
Pacific Northwest	374,065	374,958
Other non-segment areas	38,810	57,652
Total net real estate assets	2,142,743	2,100,075
Other non-segment assets	154,027	139,215
Total assets	$2,296,770	$2,239,290

(8) Net Income Per Common Share
(Amounts in thousands, except per share data)
	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Share		Common	Share
Basic:	Income	Shares	Amount	Income	Shares	Amount
Income from continuing operations available
to common stockholders	$7,049	22,872	$0.31	$24,448	23,044	$1.07
Income from discontinued operations	2,785	22,872	0.12	1,941	23,044	0.08
	9,834		$0.43	26,389		$1.15

Effect of Dilutive Securities (1)	-	223		-	286

Diluted:
Income from continuing operations available
to common stockholders	7,049	23,095	$0.31	24,448	23,330	$1.05
Income from discontinued operations	2,785	23,095	0.12	1,941	23,330	0.08
	$9,834		$0.43	$26,389		$1.13

 The Company has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

(1)
Weighted convertible limited partnership units of 2,293,978 and 2,325,213 for the three months ended March 31, 2006 and 2005, respectively, and Series Z incentive units of 183 for the three months ended March 31, 2006, were not included in the determination of diluted EPS because they were anti-dilutive. The Company has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

At the maturity date of the $225 million exchangeable bonds, bond holders will be issued common stock, if the stock price exceeds $103.25 per share, subject to certain adjustments. During the quarter, the weighted average common stock price did not exceed the $103.25 strike price and therefore are not included in the diluted share count for the three months ended March 31, 2006. In future quarters, if the weighted average stock price exceeds the strike price, the treasury method will be used to determine the shares to be added to the denominator to calculate earnings per diluted share.

Stock options of 667 and 32,872 for the three months ended March 31, 2006 and 2005, respectively, are not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the quarter and, therefore, the stock options were anti-dilutive.

(9) Derivative Instruments and Hedging Activities

To hedge the cash flows associated with the refinancing of debt that matures in 2007, 2008, and 2010 the Company entered into the following derivative transactions:
•	On February 16, 2005, the Company entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927%, with a settlement date on or before October 1, 2007.
•	On August 18, 2005, the Company entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.869% and a settlement date on or before October 1, 2008.
•
On February 22, 2006, the Company entered into three forward-starting swaps. The first is for a notional amount of $25.0 million with a commercial bank at a fixed rate of 5.082% and a settlement date on or before January 1, 2009. The second and third swaps are for a notional amount totaling $100.0 million with two commercial banks at a fixed rate of $5.099% and a settlement date on or before January 1, 2011.

These derivatives will be used to economically hedge the cash flows associated with the refinancing of debt that matures in 2007, 2008 and 2010, respectively. As of March 31, 2006, the Company had five forward-starting swaps totaling $225 million, that hedge over 50% of the fixed debt maturities through 2010. The Company believes that these transactions will be effective in offsetting changes in future cash flows for forecasted transactions and qualify for hedge accounting. The increase in the fair value of these derivatives during the three months ended March 31, 2006 was approximately $6,396 and is reflected in accumulated other comprehensive income in the Company’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2006.

(10)	Discontinued Operations

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

In January 2005, the Company sold four non-core assets that were acquired in conjunction with the John M. Sachs’ merger in 2002 for $14.9 million. The four non-core assets were: The Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, for which the Company had previously entered into master lease and option agreements with an unrelated entity; and two small office buildings, located in San Diego California, aggregating 7,200 square feet. The Company recorded a gain of $668 on the sale of these assets, net of minority interests.

On June 21, 2005, the Company sold Eastridge Apartments, a 188-unit apartment community located in San Ramon, California for approximately $47.5 million. The Company acquired Eastridge in 1996 for $19.2 million. In conjunction with the sale, the Company deferred $2.2 million of the gain on the sale of Eastridge because Essex, through its wholly owned taxable subsidiary, originated a participating loan to the buyer in the amount of approximately $2.2 million, which allows the Company to financially participate in the buyer’s condominium conversion plan. The Company has recorded the operations for Eastridge Apartments as part of discontinued operations in the accompanying consolidated statements of operations.

In January 2006 the Company sold Vista Capri East and Casa Tierra apartment communities for approximately $7.0 million and in March 2006, the Company sold Diamond Valley, a Recreational Vehicle Park, for approximately $1.3 million. The total combined gain was $3.1 million offset by $277 in minority interest for a net gain of $2.8 million. The Company has recorded the gain on sale for the three properties as part of discontinued operations in the accompanying consolidated statements of operations. The Company did not reclass the following combined revenues, expenses, and net income for the these three properties for $82, $32, and $50 for the three months ended March 31, 2006, and $183, $102, and $81 for the three months ended March 31, 2005, to discontinued operations due to the fact the amounts are immaterial to the consolidated financial statements.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above.

	Three Months Ended
	March 31,
	2006	2005
Rental revenues	$-	$654
Interest and other	-	1,134
Revenues	-	1,788

Property operating expenses	-	(388)
Impairment charge	-	-
Minority interests	-	(127)
Operating income from real estate sold	-	1,273

Gain on sale of real estate	3,062	736
Minority interests	(277)	(68)
Net gain on sale of real estate	2,785	668
Income from discontinued operations	$2,785	$1,941

(11) Commitments and Contingencies

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 and our Current Report on Form 10-Q for the three months ended March 31, 2006. (Unless otherwise noted, all dollar amounts are in thousands.)

Essex is a fully integrated Real Estate Investment Trust (REIT), and its property revenues are generated primarily from multifamily property operations, which are located in three major West Coast regions:

Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas)

The Company’s consolidated multifamily properties are as follows:

	As of March 31, 2006		As of March 31, 2005
	Number of Apartment Homes	%	Number of Apartment Homes	%
Southern California	12,957	55%	12,442	54%
Northern California	4,621	19%	4,559	20%
Pacific Northwest	5,831	25%	5,831	25%
Other	302	1%	302	1%
Total	23,711	100%	23,134	100%

Occupancy Rates

With respect to stabilized multifamily properties with sufficient operating history, occupancy rates are based on financial occupancy, which is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Our average financial occupancies for the Company’s multifamily stabilized properties or “Same Properties” (properties consolidated by the Company for each of the three months ended March 31, 2006 and 2005) decreased 0.1% to 96.3% as of March 31, 2006 from 96.4% as of March 31, 2005 for the multifamily Same-Properties. The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended
	March 31,
	2006	2005
Southern California	96.1%	96.2%
Northern California	96.4%	96.9%
Pacific Northwest	96.7%	96.7%

Total Property Revenues increased 8.9% to $85.3 million in the first quarter of 2006 from $78.3 million in the first quarter of 2005. The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the Same-Properties.

		Three Months Ended
	Number of	March 31,		Dollar	Percentage
	Properties	2006	2005	Change	Change
Revenues:		(dollars in thousands)
Property revenues
Same-Properties:
Southern California	54	$42,583	$40,370	$2,213	5.5%
Northern California	19	15,705	14,928	777	5.2
Pacific Northwest	27	14,331	13,576	755	5.6
Total property revenues
Same-Properties	100	72,619	68,874	3,745	5.4
Property revenues - properties acquired
subsequent to December 31, 2004 (1)		12,644	9,403	3,241	34.5
Total property revenues		$85,263	$78,277	$6,986	8.9%

(1) Also includes three office buildings, one multifamily property located in Houston, Texas, two recreational vehicle parks, one manufactured housing community, and redevelopment communities and development communities.

Same-Property Revenues increased by $3.7 million or 5.4% to $72.6 million in the first quarter of 2006 from $68.9 million in the first quarter of 2005. Same-Properties include those stabilized properties owned by the Company during each of the three months ended March 31, 2006 and 2005. The increase in first quarter of 2006 was primarily attributable to an increase in rental rates of $3.2 million or 4.7% and a decrease in rent concessions of $429 compared to the first quarter of 2005. Occupancy and delinquency rates were consistent for the two quarters.

Non-Same Property Revenues increased by $3.2 million or 34.5% to $12.6 million in the first quarter of 2006 from $9.4 million in the first quarter of 2005. Non-Same Properties include properties acquired subsequent to January 1, 2005, three office buildings, one multifamily property located in Houston, Texas, one manufactured housing community, two recreational vehicle parks, and development and redevelopment communities. The increase was primarily due to seven properties acquired since March 31, 2005.

Management and other fees from affiliates decreased by approximately $5.8 million or 87% in the first quarter of 2006 due primarily to $4.9 million in promote distributions received in the three months ended March 31, 2005 related to the sale of Fund I assets. Additionally, for the three months ended March 31, 2005 the Company recorded $1.3 million in management fee income which included fee income deferred from 2004. For the three months ended March 31, 2006, the Company recorded $824 in management fee income and received no promote distributions.

Total Expenses increased $5.9 million or 8.5% to $75.6 million in the first quarter of 2006 from $69.7 million in the first quarter of 2005. The increase was primarily due to utilities, salaries, interest and other expenses.

Utilities increased due mainly to higher natural gas and electric rates. Beginning in the first quarter of 2006, the Company has reclassified reimbursements of the ratio utility billing system (“RUBS”) to revenue from net of utility expense for both periods presented. Property salaries increased $773 or 11% due to an increase in payroll salaries over the prior year period as well as higher property administration needs due to the acquisition of properties in 2005.

Interest expense increased by $843 or 5% in the first quarter of 2006 to $19.0 million, net of $549 in capitalized interest, compared to $18.1 million, net of $57 in capitalized interest for the first quarter of 2005. The increase was mainly due to an increase in total outstanding debt of $90 million between the two quarters.

Other expenses increased $970 for the first quarter of 2006 as a result of pursuit costs related to the Company’s attempt to acquire the Town & Country REIT.

Gain on sale of real estate was $0 for the first quarter of 2006 compared to a gain of $1.1 million recorded in first quarter of 2005 related to the sale of The Essex at Lake Merritt property in 2004.

Interest and other income increased $1.9 million in the first quarter of 2006 to $2.4 million compared to $523 in the first quarter of 2005. The increase is due primarily to the gain on the sale of Town & Country stock for $1.7 million.

Equity income in co-investments decreased $15.0 million in the first quarter of 2006 due to the fact the Company recorded $14.4 million in equity income and $216 in operating income related to Fund I properties sold during the first quarter of 2005. For the first quarter of 2006 the Company recorded a net loss on investment in Fund II.

Discontinued operations increased by $844 due to $2.8 million recorded during the first quarter of 2006 related to the sale of the Vista Capri East, Casa Tierra and Diamond Valley properties. During the first quarter of 2005, the Company recorded $1.9 million in discontinued operations related to the sale of the Eastridge Apartments and Riviera properties in 2005.

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

Essex had a $200 million unsecured line of credit and, as of March 31, 2006, $18.5 million was outstanding on the line. This facility matures in March 2009, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to our corporate ratings and is currently LIBOR plus 0.8% which yields an average interest rate of 5.4%. We also have a $100 million credit facility from Freddie Mac, which is secured by six of Essex's multifamily communities. As of March 31, 2006, we had $59.5 million outstanding under this line of credit, which bears an average interest rate of 5.2% and matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate. Fund II has a credit facility aggregating $115 million. This line bears interest at LIBOR plus 0.875%, and matures on June 30, 2007. At the end of the first quarter, the Company had the capacity to issue up to $219.4 million in equity securities, and the Operating Partnership had the capacity to issue up to $250 million of debt securities under our existing shelf registration statements.

Essex, through its operating partnership, Essex Portfolio, L.P. (the “Operating Partnership”), has $225 million of outstanding exchangeable senior notes (the “Notes”) with a coupon of 3.625% due 2025. The Notes are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Company. On or after November 1, 2020, the Notes will be exchangeable at the option of the holder into cash and, in certain circumstances at Essex’s option, shares of Company’s common stock at an initial exchange price of $103.25 per share subject to certain adjustments. The Notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events. On or after November 4, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any). Note holders may require the Operating Partnership to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the Notes on November 1, 2010, November 1, 2015 and November 1, 2020.

As of March 31, 2006, our mortgage notes payable totaled $1.1 billion which consisted of $918.0 million in fixed rate debt with interest rates varying from 4.27% to 8.29% and maturity dates ranging from 2007 to 2015 and $186.6 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 4.5%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2006 to 2034, and are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

Derivative Activity

To hedge the cash flows associated with the refinancing of debt that matures in 2007, 2008, and 2010 the Company entered into the following derivative transactions:
•	On February 16, 2005, the Company entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927%, with a settlement date on or before October 1, 2007.
•	On August 18, 2005, the Company entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.869% and a settlement date on or before October 1, 2008.
•
On February 22, 2006, the Company entered into three forward-starting swaps. The first was for a notional amount of $25.0 million with a commercial bank at a fixed rate of 5.082% and a settlement date on or before January 1, 2009. The second and third swaps are for a notional amount totaling $100.0 million with two commercial banks at a fixed rate of $5.099% and a settlement date on or before January 1, 2011.

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

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations; or, in the case of for-sale development projects, have not yet been sold. As of March 31, 2006, the Company had one development project comprised of 275 units for an estimated cost of $71.1 million of which $53.1 million remains to be expended, (excluding development projects owned by the Essex Apartment Value Fund II, L.P.). The Company has also incurred $3.2 million in costs related to a joint ventures development with a third party of which the Company is committed to contribute an additional $1 million.

The Company defines the predevelopment pipeline as new properties in negotiation with a high likelihood of becoming development activities. As of March 31, 2006, the Company had negotiations in process on six development communities aggregating 1,972 units. The estimated total cost of the predevelopment pipeline at March 31, 2006 is $522.5 million, of which $508.4 million remains to be expended.

The Company had two for-sale development projects that are under development aggregating 84 units, and three for-sale development projects that are in predevelopment status aggregating 136 units. The estimated total cost of the for-sale projects at March 31, 2006 is $53.8 million, of which $42.5 million remains to be expended.

Redevelopment

The Company defines redevelopment activities as upgrades to existing properties owned or recently acquired, which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target a 10 to 12 percent return on the incremental renovation investment. Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities. Redevelopment communities typically have some apartment units that are not available for rent and, as a result, may have less than stabilized operations. As of March 31, 2006, the Company had six communities, aggregating 1,450 units in various stages of redevelopment. Total redevelopment cost of these projects as of March 31, 2006 is approximately $36.9 million, of which $19.4 million remains to be expended.

Alternative Capital Sources

Fund II, a value added discretionary fund, is utilized as Essex’s investment vehicle (subject to certain exceptions) until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Fund II invests in multifamily properties in the Company’s targeted West Coast markets with a focus on investment opportunities in the Seattle Metropolitan Area and the San Francisco Bay Area. Fund II announced its final closing on partner equity commitments on September 27, 2004. There are eight institutional investors including Essex with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Consistent with Fund I, Essex will record revenue for its asset management, property management, development and redevelopment services when earned, and promote distributions should Fund II exceed certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at March 31, 2006, and the effect these obligations could have on our liquidity and cash flow in future periods:

		2007 and	2009 and
(In thousands)	2006	2008	2010	Thereafter	Total
Mortgage notes payable	$-	$218,657	$183,491	$702,446	$1,104,594
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	-	78,000	-	78,000
Interest on indebtedness	58,229	121,425	88,387	201,807	469,848
Development commitments	33,700	34,100	-	-	67,800
Redevelopment commitments	17,072	2,341	-	-	19,413
Essex Apartment Value Fund II, L.P.
capital commitment	53,027	-	-	-	53,027
	$162,028	$376,523	$349,878	$1,129,253	$2,017,682

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards of various entities; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; (iii) internal cost capitalization; and (iv) qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the expectation as to the total projected costs of acquisition, redevelopment, and development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, future acquisitions, developments, and redevelopment, the anticipated performance of the second Fund II, and the anticipated performance of existing properties.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current development projects will exceed expectations, that development projects and acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the Company's partners in Fund II fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Potential Factors Affecting Future Operating Results

Many factors affect the Company’s actual financial performance and may cause the Company’s future results to be different from past performance or trends. These factors include those set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the following:

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

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does Essex intend it to present, a complete picture of its financial condition and operating performance. Essex believes that net earnings computed under GAAP remain the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings. Further, Essex believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

The following table sets forth the Company’s calculation of FFO for the three months ended March 31, 2006 and 2005:
	March 31,
	2006	2005

Net income	$10,322	$26,878
Adjustments:
Depreciation and amortization	20,091	19,579
Co-investments (1)	876	149
Gain on sale of real estate	-	(1,115)
Gain on sale of co-investment activities, net	-	(14,381)
Gain on sale of real estate - discontinued operations	(3,062)	(735)
Minority interests	1,178	2,798
Depreciation - discontinued operations	-	148
Dividends to preferred stockholders - Series F	(488)	(489)
Funds from operations	$28,917	$32,832

Funds from operations per share - diluted	$1.13	$1.28

Weighted average number
shares outstanding diluted (2)	25,572,575	25,655,571

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its variable LIBOR debt approximates fair value as of March 31, 2006 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments.

For the Years Ended	2006	2007(1)	2008(2)	2009	2010(3)	Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$-	$70,376	$148,281	$25,107	$158,384	$740,817		$1,142,965	$1,192,189
Average interest rate	-	6.0%	6.8%	6.9%	8.1%	5.7%
Variable rate LIBOR debt	$-	$-	$-	$78,000	$-	$186,629	(4)	$264,629	$264,629
Average interest	-	-	-	5.2%	-	4.5%

(1) $50,000 covered by a forward-starting swap at a fixed rate of 4.927%, with a settlement date on or before October 1, 2007.

(2) $50,000 covered by a forward-starting swap at a fixed rate of 4.869%, with a settlement date on or before October 1, 2008. Also, $25,000 covered by a forward-starting swap at a fixed rate of 5.082%, with a settlement date on or before January 1, 2009.

(3) $100,000 covered by two forward-starting swaps at a fixed rate of 5.099%, with a settlement date on or before January 1, 2011.

(4) $152,749 subject to interest rate caps.

The table incorporates only those exposures that exist as of March 31, 2006; it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

Item 4: Controls and Procedures

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been sued for mold related matters and has settled some, but not all, of such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance, which includes some coverage for mold. The Company has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property. Liabilities resulting from such mold related matters and the costs of carrying insurance to address potential mold related claims may also be substantial.

The Company is subject to various other lawsuits in the normal course of its business operations. Accordingly, such lawsuits, as well as the class action lawsuit described above, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item IA: Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. The Company’s risk factors are included in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC and available at www.sec.gov.

Item 6: Exhibits

A.	Exhibits

10.1
Fourth Amended and Restated Revolving Credit Agreement dated as of March 24, 2006, by and among Essex Portfolio, L.P., and Bank of America, N.A. as Administrative Agent, Bank of America Securities LLC as Sole Lead Arranger and Sole Book Manager, PNC Bank, National Association as Documentation Agent, Union Bank of California, N.A. as Syndication Agent, Comerica Bank as Managing Agent, KeyBank National Association as Managing Agent, and JPMorgan Chase Bank, N.A., as Managing Agent, attached as Exhibit 10.1 to the Company’s current report on Form 8-K, filed March 31, 2006, and incorporated herein by reference.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: May 8, 2006

By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN HUNT
Bryan Hunt
Vice President, Chief Accounting Officer