Form 10-Q
period 2006-08-04
ESSEX PROPERTY TRUST INC
filed 2006-08-07
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR
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

23,140,006 shares of Common Stock as of August 3, 2006

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)
	June 30,	December 31,
Assets	2006	2005
Real estate:
Rental properties:
Land and land improvements	$561,560	$551,132
Buildings and improvements	1,994,741	1,932,113
	2,556,301	2,483,245
Less accumulated depreciation	(437,154)	(398,476)
	2,119,147	2,084,769
Real estate under development	75,429	54,416
Investments	36,498	27,228
	2,231,074	2,166,413
Cash and cash equivalents-unrestricted	9,022	14,337
Cash and cash equivalents-restricted	14,035	13,937
Notes and other receivables from related parties	2,258	1,173
Notes and other receivables	29,845	5,237
Prepaid expenses and other assets	27,632	23,078
Deferred charges, net	14,378	15,115
Total assets	$2,328,244	$2,239,290
Liabilities and Stockholders' Equity
Mortgage notes payable	$1,100,965	$1,104,918
Exchangeable bonds	225,000	225,000
Lines of credit	95,030	25,000
Accounts payable and accrued liabilities	37,567	32,982
Dividends payable	23,317	22,496
Other liabilities	13,696	12,520
Deferred gain	2,193	2,193

Total liabilities	1,497,768	1,425,109
Minority interests	229,694	233,214
Stockholders' equity:
Common stock, $.0001 par value, 655,682,178
authorized, 23,047,162 and
22,851,953 issued and outstanding	2	2
Cumulative redeemable preferred stock; $.0001 par value:
No shares issued and outstanding:
7.875% Series B 2,000,000 shares authorized	-	-
7.875% Series D 2,000,000 shares authorized	-	-
7.8125% Series F 1,000,000 shares authorized,
1,000,000 and 1,000,000 shares issued and outstanding,
liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares
authorized and no shares issued and outstanding	-	-
Additional paid-in capital	648,142	632,646
Distributions in excess of accumulated earnings	(84,066)	(77,341)
Accumulated other comprehensive income	11,704	660
Total stockholders' equity	600,782	580,967
Commitments and contingencies
Total liabilities and stockholders' equity	$2,328,244	$2,239,290
See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2006	2005	2006	2005
Rental and other property	$86,656	$79,662	$171,919	$157,938
Management and other fees from affiliates	830	931	1,654	7,507
	87,486	80,593	173,573	165,445
Expenses:
Property operating, excluding real estate taxes	22,095	20,685	44,710	40,913
Real estate taxes	7,374	6,610	14,770	13,451
Depreciation and amortization	20,675	20,043	40,766	39,622
Interest	19,497	18,153	38,487	36,300
Amortization of deferred financing costs	497	563	1,193	1,039
General and administrative	5,002	4,573	9,901	9,014
Other expenses	800	1,500	1,770	1,500
	75,940	72,127	151,597	141,839

Gain on sale of real estate	-	5,276	-	6,391
Interest and other income	654	2,431	3,048	2,954
Equity income in co-investments	(374)	2,724	(816)	17,316
Minority interests	(4,760)	(5,360)	(9,687)	(11,801)
Income from continuing operations before income
tax provision	7,066	13,537	14,521	38,466
Income tax provision	(138)	(1,100)	(175)	(1,201)
Income from continuing operations	6,928	12,437	14,346	37,265
Income from discontinued operations (net of
minority interests)	15,584	26,441	18,488	28,491
Net income	22,512	38,878	32,834	65,756
Dividends to preferred stockholders	(489)	(488)	(977)	(977)
Net income available to common stockholders	$22,023	$38,390	$31,857	$64,779

Per common share data:
Basic:
Income from continuing operations available to
common stockholders	$0.28	$0.52	$0.58	$1.57
Income from discontinued operations	0.68	1.14	0.81	1.24
Net income available to common stockholders	$0.96	$1.66	$1.39	$2.81
Weighted average number of common shares
outstanding during the period	22,950,172	23,069,620	22,911,202	23,056,918

Diluted:
Income from continuing operations available to
common stockholders	$0.28	$0.51	$0.58	$1.55
Income from discontinued operations	0.67	1.13	0.80	1.22
Net income available to common stockholders	$0.95	$1.64	$1.38	$2.77
Weighted average number of common shares
outstanding during the period	23,226,466	23,372,873	23,154,818	23,363,756

Dividend per common share	$0.84	$0.81	$1.68	$1.62
See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and
Comprehensive Income for the six months ended June 30, 2006
(Unaudited)
(Dollars and shares in thousands)

					Additional	Accumulated other	Distributions in excess of
	Preferred stock		Common stock		paid-in	comprehensive	accumulated
	Shares	Amount	Shares	Amount	capital	income	earnings	Total
Balances at December 31, 2005	1,000	$25,000	22,851	$2	$632,646	$660	$(77,341)	$580,967
Comprehensive income:
Net income	-	-	-	-	-		32,834	32,834
Change in fair value of cash flow hedges	-	-	-	-	-	11,044	-	11,044
Comprehensive income								43,878
Issuance of common stock under:
Stock-based compensation plans	-	-	56	-	2,709	-	-	2,709
Sale of common stock	-	-	140	-	14,813	-	-	14,813
Redemptions of minority interests, net	-	-	-	-	(2,026)	-	-	(2,026)
Dividends declared	-	-	-	-	-	-	(39,559)	(39,559)
Balances at June 30, 2006	1,000	$25,000	23,047	$2	$648,142	$11,704	$(84,066)	$600,782

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Net cash provided by operating activities	$69,253	$66,629

Cash flows (used in) provided by investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(60,115)	(16,090)
Redevelopment	(11,455)	(7,711)
Revenue generating capital expenditures	(1,092)	(115)
Other capital expenditures	(7,485)	(6,116)
Additions to real estate under development	(20,346)	(15,031)
Dispositions of real estate and investments	8,349	6,585
Changes in restricted cash and refundable deposits	6,271	7,646
Additions to notes receivable from related parties and other receivables	(8,284)	(3,643)
Repayments of notes receivable from related parties and other receivables	456	5,005
Net (contributions to) distributions from limited partnerships	(8,261)	41,336
Net cash (used in) provided by investing activities	(101,962)	11,866

Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	159,429	96,629
Repayment of mortgage notes payable and lines of credit	(93,030)	(99,840)
Additions to deferred charges	(456)	(885)
Net proceeds from stock options exercised	2,113	1,881
Net sale of common stock	14,813	-
Distributions to minority interest partners	(11,679)	(11,545)
Redemption of minority interest limited partnership units	(5,073)	(4,466)
Common and preferred stock dividends paid	(38,723)	(37,837)
Net cash provided by (used in) financing activities	27,394	(56,063)

Net (decrease) increase in cash and cash equivalents	(5,315)	22,432
Cash and cash equivalents at beginning of period	14,337	10,644
Cash and cash equivalents at end of period	$9,022	$33,076

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $1,260 and $511 capitalized
in 2006 and 2005, respectively	$36,858	$35,600

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
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

The unaudited consolidated financial statements for the six months ended June 30, 2006 and 2005 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company). See below for a description of entities consolidated by the Operating Partnership. The Company is the sole general partner in the Operating Partnership, with a 90.3% and 90.4% general partnership interest as of June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006, the Company has ownership interests in 126 multifamily properties (containing 27,110 units), three office buildings (with approximately 166,340 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas).

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

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Company, and the multifamily improvements owned by a third party in which the Company owns the land underlying these improvements and from which the Company receives fees, including land lease, subordination, property management, and incentive fees. The Company consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Company's total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $236.9 million and $146.7 million, respectively, at June 30, 2006 and $230.9 million and $146.7 million, respectively, at December 31, 2005.

Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

As of June 30, 2006 the Company was involved with two VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities were approximately $79.3 million and $58.2 million, respectively, at June 30, 2006. As of December 31, 2005, the Company was involved with three VIEs, of which it was not deemed to be the primary beneficiary, total assets and liabilities of these entities were approximately $92.9 million and $72.5 million, respectively. The Company does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Stock-Based Compensation

We adopted the provisions of SFAS 123 revised effective January 1, 2006 using the modified prospective approach. Stock-based compensation expense for stock options under the fair value method totaled $481 and $115 for the three months ended June 30, 2006 and 2005, respectively, and $624 and $249 for the six months ended June 30, 2006 and 2005, respectively. The intrinsic value of the stock options exercised during the three months ended June 30, 2006 and 2005 totaled $0.9 million and $0.8 million, respectively, and $2.7 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the intrinsic value of the stock options outstanding and fully vested totaled $26.1 million and $17.8 million, respectively. As of June 30, 2006, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option plans totaled $2.5 million. The cost is expected to be recognized over a weighted-average period of 3 to 5 years for the stock option plans.

Stock-based compensation expense for Z and Z-1 Units (collectively, “Z Units”) under the fair value method totaled $231 and $38 for the three months ended June 30, 2006 and 2005, respectively. Stock-based compensation capitalized for these Plans totaled $188 and $53 for the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 the intrinsic value of the Z Units subject to conversion totaled $16.6 million. As of June 30, 2006, total unrecognized compensation cost related to Z Units subject to conversion in the future granted under the Z Units totaled $9.3 million. The cost is expected to be recognized over a weighted-average period of 5 to 15 years for the Z Units.

The Company’s stock-based compensation policies have not changed materially from information reported in Note 2(k), “Stock-Based Compensation,” and Note 14, “Stock-Based Compensation Plans,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46 (R).” This FSP addresses certain implementation issues related to FIN 46R. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, effective July 1, 2006. The Company will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of this Interpretation on our future consolidated financial position, results of operations and cash flows.

(2) Significant Transactions for the Quarter Ended June 30, 2006

(a) Dispositions

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

In June 2006, the unconsolidated joint venture property, Vista Pointe, a 286-unit apartment community located in Anaheim, California, was sold for approximately $46 million. The Company’s share of the proceeds from the transaction totaled $19.3 million, resulting in an $8.8 million gain on the sale, and an additional $8.2 million for fees and a promote distribution.

(b) Equity

During July 2006, the Company sold 5.98 million shares of 4.875% Series G Cumulative Convertible Preferred Stock at $25 per share for estimated gross proceeds of $149.5 million. Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions. The conversion rate will initially be .1830 shares of common stock per the $25 per share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. On or after July 31, 2011, the Company may, under certain conditions, cause some or all of the Series G Preferred Stock to be converted into that number of shares of common stock at the then prevailing conversion rate. The Company intends to use the net proceeds from the offering to pay down outstanding borrowings under the Company’s lines of credit, to fund the development pipeline and for general corporate purposes.

During the second quarter 2006, the Company issued and sold approximately 140,500 shares for $14.8 million, net of fees and commissions, under its Controlled Equity Offering program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds from such sales to fund the development and redevelopment pipelines.

(c) The Essex Apartment Value Fund II (“Fund II”)

In April 2006, Fund II acquired two land parcels including a 1.26 acre parcel of land, fully entitled for 149 units, located in Studio City, California for a total estimated cost of approximately $53.3 million, and a 0.9 acre parcel of fully entitled land for 127 units, located in Seattle, Washington, for a total estimated cost of approximately $29.5 million.

In April 2006, Fund II acquired Davey Glen, a 69-unit apartment community located in Belmont, California for approximately $13.5 million.

(d) Real Estate Rental Properties

During the second quarter of 2006, the Company recorded an impairment loss of $0.8 million resulting from the write-down of a property in Houston, Texas, to reduce the property’s carrying value to its estimated fair value as of June 30, 2006. The amount is recorded in other expenses in the accompanying consolidated statements of operations.

(3) Investments

The Company has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate multifamily rental properties. The following table details the Company's investments (dollars in thousands):

	June 30,	December 31,
	2006	2005

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 20.4% and general partner
interest of 1% in Essex Apartment Value Fund, L.P (Fund I)	$582	$582
Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	28,610	19,340
Preferred limited partnership interests in Mountain Vista
Apartments (A)	6,806	6,806
	35,998	26,728
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology
Solutions, Inc.	500	500
Total investments	$36,498	$27,228

(A)	The investment is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”). TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	June 30,	December 31,
	2006	2005
Balance sheets:
Real estate and real estate under development	$474,100	$431,655
Other assets	20,509	18,655

Total assets	$494,609	$450,310
Mortgage notes payable	$266,380	$268,325
Other liabilities	95,538	83,979
Partners' equity	132,691	98,007
Total liabilities and partners' equity	$494,609	$450,311

Company's share of equity	$35,998	$26,728

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Statements of operations:
Total property revenues	$10,231	$6,354	$19,741	$13,854
Total gain on the sales of real estate	-	4,422	-	33,008
Depreciation and amortization	(2,937)	(1,536)	(5,822)	(3,240)
Interest expense	(4,407)	(2,712)	(8,562)	(5,048)
Other operating expenses	(4,353)	(3,088)	(8,508)	(6,100)
Total net (loss) income	$(1,466)	$3,440	$(3,151)	$32,474
Company's share of net (loss) income	$(374)	$2,724	$(816)	$17,316

(4) Notes Receivable and Other Receivables from Related Parties

Notes receivable and other receivables from related parties consist of the following as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005
Related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured,
bearing interest at 8%, due beginning April 2007	$375	$375
Other related party receivables, substantially due on demand	1,883	798
Total notes and other receivable from related parties	$2,258	$1,173

Other related party receivables consist primarily of accrued interest income on related party notes receivable from loans to officers, advances, and accrued management fees from Fund II.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005
Note receivable from Pacifica Companies, LLC, secured,
bearing interest at 12%, due June 2008	2,193	2,193
Note receivable from Marketplace Mortgage, LLC, secured
bearing interest at LIBOR + 3.69%, due June 2009	7,293	-
Other receivables	20,359	3,044
Total notes and other receivables	$29,845	$5,237

Other receivables consist primarily of proceeds from the sale of Vista Pointe for $19,297 held in escrow as of June 30, 2006, and a receivable due from the Vista Pointe joint venture for $2,176 as of December 31, 2005. A cash distribution for the entire amount was received from escrow on July 7, 2006.

(6) Related Party Transactions

Management and other fees from affiliates includes property management, asset management, development and redevelopment fees from the Company’s investees of $830 and $931 for the three months ended June 30, 2006 and 2005, respectively, and $1,654 and $7,507 for the six months ended June 30, 2006 and 2005, respectively, and promote income from Fund I of $241 for the three months ended June 30, 2005 and $5,114 for the six months ended June 30, 2005. There was no promote income from related parties for the six months ended June 30, 2006.

(7) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and the Pacific Northwest. Excluded from segment revenues are properties outside of these regions, management and other fees from affiliates, and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivable, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	June 30,
	2006	2005
Revenues:
Southern California	$51,567	$46,968
Northern California	18,057	16,796
Pacific Northwest	15,911	14,849
Other non-segment areas	1,121	1,049
Total property revenues	$86,656	$79,662

Net operating income:
Southern California	$34,975	$31,458
Northern California	12,235	11,457
Pacific Northwest	10,030	9,379
Other non-segment areas	(53)	73
Total net operating income	57,187	52,367

Depreciation and amortization:
Southern California	(11,506)	(10,360)
Northern California	(4,161)	(3,998)
Pacific Northwest	(3,915)	(3,706)
Other non-segment areas	(1,093)	(1,979)
	(20,675)	(20,043)
Interest expense:
Southern California	(7,550)	(7,692)
Northern California	(4,338)	(3,777)
Pacific Northwest	(1,731)	(1,888)
Other non-segment areas	(5,878)	(4,796)
	(19,497)	(18,153)

Amortization of deferred financing costs	(497)	(563)
General and administrative	(5,002)	(4,573)
Other expenses	(800)	(1,500)
Management and other fees from affiliates	830	931
Gain on sale of real estate	-	5,276
Interest and other income	654	2,431
Equity income in co-investments	(374)	2,724
Minority interests	(4,760)	(5,360)
Income tax provision	(138)	(1,100)
Income from continuing operations	$6,928	$12,437

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Six Months Ended
	June 30,
	2006	2005
Revenues:
Southern California	$102,686	$93,260
Northern California	35,501	33,293
Pacific Northwest	31,443	29,407
Other non-segment areas	2,289	1,978
Total property revenues	$171,919	$157,938

Net operating income:
Southern California	$69,475	$62,642
Northern California	23,761	22,541
Pacific Northwest	19,652	18,429
Other non-segment areas	(449)	(38)
Total net operating income	112,439	103,574

Depreciation and amortization:
Southern California	(22,568)	(20,496)
Northern California	(8,236)	(7,915)
Pacific Northwest	(7,690)	(7,334)
Other non-segment areas	(2,272)	(3,877)
	(40,766)	(39,622)
Interest expense:
Southern California	(14,694)	(15,161)
Northern California	(8,781)	(7,568)
Pacific Northwest	(3,421)	(3,338)
Other non-segment areas	(11,591)	(10,233)
	(38,487)	(36,300)

Amortization of deferred financing costs	(1,193)	(1,039)
General and administrative	(9,901)	(9,014)
Other expenses	(1,770)	(1,500)
Management and other fees from affiliates	1,654	7,507
Gain on sale of real estate	-	6,391
Interest and other income	3,048	2,954
Equity income in co-investments	(816)	17,316
Minority interests	(9,687)	(11,801)
Income tax provision	(175)	(1,201)
Income from continuing operations	$14,346	$37,265

	June 30,	December 31,
	2006	2005
Assets:
Net real estate assets:
Southern California	$1,270,774	$1,211,373
Northern California	451,850	456,093
Pacific Northwest	358,892	359,432
Other non-segment areas	37,631	57,871
Total net real estate assets	2,119,147	2,084,769
Other non-segment assets	209,097	154,521
Total assets	$2,328,244	$2,239,290

(8) Net Income Per Common Share
(Amounts in thousands, except per share data)

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available
to common stockholders	$6,439	22,950	$0.28	$11,949	23,070	$0.52
Income from discontinued operations	15,584	22,950	0.68	26,441	23,070	1.14
	22,023		$0.96	38,390		$1.66

Effect of Dilutive Securities (1)	-	276		-	303

Diluted:
Income from continuing operations available
to common stockholders	6,439	23,226	$0.28	11,949	23,373	$0.51
Income from discontinued operations	15,584	23,226	0.67	26,441	23,373	1.13
	$22,023		$0.95	$38,390		$1.64

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available
to common stockholders	$13,369	22,911	$0.58	$36,288	23,057	$1.57
Income from discontinued operations	18,488	22,911	0.81	28,491	23,057	1.24
	31,857		$1.39	64,779		$2.81

Effect of Dilutive Securities (1)	-	244		-	307

Diluted:
Income from continuing operations available
to common stockholders	13,369	23,155	$0.58	36,288	23,364	$1.55
Income from discontinued operations	18,488	23,155	0.80	28,491	23,364	1.22
	$31,857		$1.38	$64,779		$2.77
(1)
Weighted convertible limited partnership units of 2,286,291 and 2,299,361 for the three months ended June 30, 2006 and 2005, respectively, and 2,290,113 and 2,312,216 for the six months ended June 30, 2006 and 2005, respectively, and Series Z incentive units of 184,000 for the three and six months ended June 30, 2006, were not included in the determination of diluted EPS because they were anti-dilutive. The Company has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

On or after November 1, 2020, the holders of the $225 million exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at Essex’s option, a portion of the notes may be exchanged for Essex common stock; the current exchange rate is $103.25 per share of Essex common stock. The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events. During the three and six months ended June 30, 2006, the weighted average common stock price exceeded the $103.25 strike price and therefore common stock issuable upon exchange of the exchangeable notes was included in the diluted share count. The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 19,148 and 39,274 for the three months ended June 30, 2006 and 2005, respectively, and 10,704 and 33,356 for the six months ended June 30, 2006 and 2005, respectively, are not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the quarter and, therefore, the stock options were anti-dilutive.

(9)	Derivative Instruments and Hedging Activities

During the second quarter of 2006 the Company entered into two, ten-year forward-starting interest rate swaps for $50 million and $75 million with settlement dates of January 1, 2011 and February 1, 2011, respectively. As of June 30, 2006, the Company has entered into seven forward-starting interest rate swaps totaling a notional amount of $350 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from October 1, 2007 to February 1, 2011. These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between 2007 and early 2011. The increase in the fair value of these derivatives during the six months ended June 30, 2006 was approximately $11.7 million and is reflected in accumulated other comprehensive income in the Company’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2006.

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

In June 2005, the Company sold Eastridge Apartments, a 188-unit apartment community located in San Ramon, California for approximately $47.5 million. In conjunction with the sale, the Company deferred $2.2 million of the gain on the sale of Eastridge because Essex, through its wholly owned taxable subsidiary, originated a participating loan to the buyer in the amount of approximately $2.2 million, which allows the Company to financially participate in the buyer’s condominium conversion plan. The gain on the sale of the Eastridge property net of the deferral of the $2.2 participating loan was $28.5 million. The Company has recorded the operations for Eastridge Apartments as part of discontinued operations in the accompanying consolidated statements of operations.

In January 2006 the Company sold Vista Capri East and Casa Tierra apartment communities for approximately $7.0 million and in March 2006, the Company sold Diamond Valley, a Recreational Vehicle Park, for approximately $1.3 million. The total combined gain was $3.1 million offset by $277 in minority interest for a net gain of $2.8 million. The Company has recorded the gain on sale for the three properties as part of discontinued operations in the accompanying consolidated statements of operations. The Company did not reclass the following combined revenues, expenses, and net income for the these three properties for $142, $29, and $113 for the six months ended June 30, 2006, and $367, $147, and $220 for the six months ended June 30, 2005, to discontinued operations due to the fact the amounts are immaterial to the consolidated financial statements.

In June 2006, the unconsolidated joint venture property, Vista Pointe, a 286-unit apartment community located in Anaheim, California, was sold for approximately $46 million. The Company’s share of the proceeds from the transaction totaled $19.3 million, resulting in an $8.8 million gain on the sale, and an additional $8.2 million for fees and a promote distribution. The Company has recorded the ground lease income and all related gains and fees from the Vista Pointe joint venture as part of discontinued operations in the accompanying consolidated statements of operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Rental revenues	$-	$574	$-	$1,233
Interest and other	119	119	238	1,373
Revenues	119	693	238	2,606

Property operating expenses	-	(114)	-	(506)
Minority interests	(11)	(52)	(22)	(190)
Operating income from real estate sold	108	527	216	1,910

Gain on sale of real estate	8,800	28,484	11,862	29,219
Promote interest and fees	8,221	-	8,221	-
Minority interests	(1,545)	(2,570)	(1,811)	(2,638)
Net gain on sale of real estate	15,476	25,914	18,272	26,581

Income from discontinued operations	$15,584	$26,441	$18,488	$28,491

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 and our Current Report on Form 10-Q for the three and six months ended June 30, 2006. (Unless otherwise noted, all dollar amounts are in thousands.)

Essex is a fully integrated Real Estate Investment Trust (REIT), and its property revenues are generated primarily from multifamily property operations, which are located in three major West Coast regions:

Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas)

The Company’s consolidated multifamily properties are as follows:

	As of June 30, 2006		As of June 30, 2005
	Number of Apartment Homes	%	Number of Apartment Homes	%
Southern California	12,957	55%	12,724	54%
Northern California	4,621	19%	4,621	20%
Pacific Northwest	5,847	25%	5,831	25%
Other	302	1%	302	1%
Total	23,727	100%	23,478	100%

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

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Our average financial occupancies for the Company’s multifamily stabilized properties or “Quarterly Same Properties” (properties consolidated by the Company for each of the three months ended June 30, 2006 and 2005) decreased 0.1% to 96.6% as of June 30, 2006 from 96.7% as of June 30, 2005 for the multifamily Quarterly Same-Properties. The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended June 30, 2006 and 2005 is as follows:

	Three months ended
	June 30,
	2006	2005
Southern California	95.9%	96.5%
Northern California	97.8%	97.2%
Pacific Northwest	97.5%	96.8%

Total Property Revenues increased 8.8% to $86.7 million in the second quarter of 2006 from $79.7 million in the second quarter of 2005. The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the Quarterly Same-Properties.

		Three Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2006	2005	Change	Change
Revenues:		(dollars in thousands)
Property revenues
Quarterly Same-Properties:
Southern California	56	$46,314	$43,954	$2,360	5.4%
Northern California	20	18,057	16,796	1,261	7.5
Pacific Northwest	25	13,926	12,879	1,047	8.1
Total property revenues
Quarterly Same-Properties	101	78,297	73,629	4,668	6.3
Property revenues - properties acquired
subsequent to March 31, 2005 (1)		8,359	6,033	2,326	38.6
Total property revenues		$86,656	$79,662	$6,994	8.8%

(1) Also includes three office buildings, one multifamily property located in Houston, Texas, two recreational vehicle parks, one manufactured housing community, and redevelopment communities.

Quarterly Same-Property Revenues increased by $4.7 million or 6.3% to $78.3 million in the second quarter of 2006 from $73.6 million in the second quarter of 2005. The increase in second quarter of 2006 was primarily attributable to an increase in rental rates of $4.3 million or 5.9% and a decrease in rent concessions of $173 compared to the second quarter of 2005. Occupancy and delinquency rates were consistent for the two quarters.

Quarterly Non-Same Property Revenues increased by $2.3 million or 38.6% to $8.4 million in the second quarter of 2006 from $6.0 million in the second quarter of 2005. Quarterly Non-Same Properties include properties acquired subsequent to March 31, 2005, three office buildings, one multifamily property located in Houston, Texas, one manufactured housing community, two recreational vehicle parks, and redevelopment communities. The increase was primarily due to four properties acquired since March 31, 2005.

Total Expenses increased $3.8 million or 5% to $75.9 million in the second quarter of 2006 from $72.1 million in the second quarter of 2005. The increase was primarily due to an increased in real estate taxes, salaries, and interest offset by a decrease in other expenses of $700. Real estate taxes increased $764 over the prior quarter due mainly to increases in assessment of properties in the Pacific Northwest. Salaries increased mainly due to an increase in equity based compensation expense of $366, and an increase in payroll salaries over the prior year period as well as higher operating expenses due to the acquisition of properties in the past year.

Interest expense increased by $1.3 million or 7% in the second quarter of 2006 to $19.5 million, net of $711 in capitalized interest, compared to $18.2 million, net of $511 in capitalized interest for the second quarter of 2005. The increase was mainly due to an increase in total outstanding debt of $108 million between the two quarters, and an increase in short-term borrowing rates.

Other expenses included an impairment charge of $800 related to the write-down of the value of a property located in Houston, Texas during the second quarter of 2006, and during the second quarter of 2005 the Company recorded a $1.5 million charge for a legal settlement.

Gain on sale of real estate was $0 for the second quarter of 2006 compared to a gain of $3.8 million recorded in the second quarter of 2005 related to the deferred gain on sale of The Essex at Lake Merritt property, and a gain of $1.4 million from the Company’s taxable REIT subsidiaries.

Interest and other income decreased $1.8 million in the second quarter of 2006 due to the recognition of $1.8 million in interest income from the Essex at Lake Merritt participating loan during the second quarter of 2005.

Equity income in co-investments decreased $3.1 million in the second quarter of 2006 due mainly to the fact the Company recorded $2.7 million in equity income related to Fund I properties sold during the second quarter of 2005. For the second quarter of 2006 the Company recorded a net loss on its investment in Fund II for $374.

Discontinued operations for the second quarter of 2006 relates to the gain on sale of the Vista Pointe joint venture property for $8.8 million plus fees and a promote distribution from the sale for a total of $8.2 million. Discontinued operations for the second quarter of 2005, relates to the sale of the Eastridge Apartments, for a gain on sale of $28.5 million, and $575 in rental revenues related to Eastridge.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Our average financial occupancies for the Company’s multifamily stabilized properties or “Same Properties” (properties consolidated by the Company for each of the six months ended June 30, 2006 and 2005) decreased 0.1% to 96.5% as of June 30, 2006 from 96.6% as of June 30, 2005. The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the six months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended
	June 30,
	2006	2005
Southern California	96.1%	96.3%
Northern California	97.1%	97.0%
Pacific Northwest	97.1%	96.7%

Total Property Revenues increased 8.9% to $171.9 million in the six months ended June 30, 2006 from $157.9 million in the six months ended June 30, 2005. The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the Same-Properties.

		Six Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2006	2005	Change	Change
Revenues:		(dollars in thousands)
Property revenues
Same-Properties:
Southern California	55	$90,648	$85,934	$4,714	5.5%
Northern California	20	35,501	33,292	2,209	6.6
Pacific Northwest	24	26,368	24,699	1,669	6.8
Total property revenues
Same-Properties	99	152,517	143,925	8,592	6.0
Property revenues - properties acquired
subsequent to December 31, 2004 (1)		19,402	14,013	5,389	38.5
Total property revenues		$171,919	$157,938	$13,981	8.9%

(1) Also includes three office buildings, one multifamily property located in Houston, Texas, two recreational vehicle parks, one manufactured housing community, and redevelopment communities.

Same-Property Revenues increased by $8.6 million or 6.0% to $152.5 million for the six months ended June 30, 2006 compared to $143.9 million for the six months ended June 30, 2005. The increase was primarily attributable to an increase in rental rates of $7.5 million or 5.3%, and increase of $303 in revenue from the ratio utility billing system (“RUBS”), and a decrease in rent concessions of $683 compared to the six months ended June 30, 2005. Occupancy and delinquency rates were consistent for the six months ended June 30, 2006 and 2005.

Non-Same Property Revenues increased by $5.4 million or 38.5% to $19.4 million for the six months ended June 30, 2006 from $14.0 million for the six months ended June 30, 2005. Non-Same Properties include properties acquired subsequent to January 1, 2005, three office buildings, one multifamily property located in Houston, Texas, one manufactured housing community, two recreational vehicle parks, and redevelopment communities. The increase was primarily due to five properties acquired since June 30, 2005.

Management and other fees from affiliates decreased by approximately $5.9 million or 78% for the six months ended June 30, 2006 due primarily to $4.9 million in promote distributions received in the six months ended June 30, 2005 related to the sale of Fund I assets. Additionally, for the six months ended June 30, 2005 the Company recorded $1.3 million in management fee income which included fee income deferred from 2004. For the six months ended June 30, 2006, the Company recorded $830 in management fee income and received no promote distributions for Fund I. Essex did receive a promote distribution from the sale of Vista Pointe which is included in discontinued operations.

Total Expenses increased $9.8 million or 7% to $151.6 million for the six months ended June 30, 2006 from $141.8 million for the six months ended June 30, 2005. The increase was primarily due to real estate taxes, salaries, and interest. Real estate taxes increased $1.3 million over the prior year due mainly to increases in assessment of properties in the Pacific Northwest. Salaries increased mainly due to an increase in equity based compensation expense of $375, and an increase in payroll salaries over the prior year period as well as higher operating expenses due to the acquisition of properties in the past year.

Interest expense increased by $2.2 million or 6% for the six months ended June 30, 2006 to $38.5 million, net of $1.3 million in capitalized interest, compared to $36.3 million, net of $511 in capitalized interest for the six months ended June 30, 2005. The increase was mainly due to an increase in total outstanding debt of $108 million between June 30, 2006 and 2005, and higher short-term borrowing rates.

Other expenses increased $270 for the six months ended June 30, 2006 as a result of pursuit costs related to the Company’s attempt to acquire the Town & Country REIT for a net of pursuit costs of $970 in the first quarter of 2006 and an $800 impairment charge recorded on a property in Houston, Texas during the second quarter of 2006, compared to a $1.5 million charge related to a legal settlement recorded during the second quarter of 2005.

Gain on sale of real estate was $0 for the six months ended June 30, 2006 compared to a gain of $6.4 million recorded for the six months ended June 30, 2005 resulting from the recognition of a $5 million deferred gain due to the sale of The Essex at Lake Merritt and $1.4 million from our taxable REIT subsidiaries.

Interest and other income was comprised of $1.7 million for a gain on the sale of the Town & Country stock recorded during the first quarter for 2006 as compared to $1.8 million in interest income from the Essex at Lake Merritt participating loan recorded in the second quarter of 2005 and lease income from the RV parks was consistent for both periods.

Equity income in co-investments decreased $18.1 million for the six months ended June 30, 2006 due to the fact the Company recorded $17.1 million in equity income related to Fund I properties sold during the six months ended June 30, 2005. For the six months ended June 30, 2006 the Company recorded a net loss on its investment in Fund II of $816.

Discontinued operations for the six months ended June 30, 2006 relates to the gain on sale of the Vista Pointe joint venture property for $8.8 million plus fees and a promote distribution from the sale for a total of $8.2 million recorded in the second quarter of 2006. During the first quarter of 2006, the Company sold Vista Capri East, Casa Tierra, and Diamond Valley properties for a gain of $3.1 million. Discontinued operations for the six months ended June 30, 2005 relates to the sale of the Eastridge Apartments in the second quarter of 2005, for a gain on sale of $28.5 million and the sale of four non-core assets in the first quarter of 2005 for a total gain on sale of $668, and $1.2 million in rental revenues related to Eastridge.

Liquidity and Capital Resources

Standard and Poor's rating has issued a corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P.

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

Essex had a $200 million unsecured line of credit and, as of June 30, 2006, $26.0 million was outstanding on the line. This facility matures in March 2009, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to our corporate ratings and is currently LIBOR plus 0.8% which yields an average interest rate of 6.6%. We also have a $100 million credit facility from Freddie Mac, which is secured by six of Essex's multifamily communities.

 As of June 30, 2006, we had $69.0 million outstanding under this line of credit, which bears an average interest rate of 5.4% and matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate. Fund II has a credit facility aggregating $115 million. This line bears interest at LIBOR plus 0.875%, and matures on June 30, 2007. At the end of the second quarter, the Company had the capacity to issue up to $204.3 million in equity securities, and the Operating Partnership had the capacity to issue up to $250 million of debt securities under our existing shelf registration statements.

Essex, through it operating partnership, Essex Portfolio, L.P. (the “Operating Partnership”), has $225 million of outstanding exchangeable senior notes (the “Notes”) with a coupon of 3.625% due 2025. The Notes are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Company. On or after November 1, 2020, the Notes will be exchangeable at the option of the holder into cash and, in certain circumstances at Essex’s option, shares of Company’s common stock at an initial exchange price of $103.25 per share subject to certain adjustments. The Notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events. On or after November 4, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any). Note holders may require the Operating Partnership to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the Notes on November 1, 2010, November 1, 2015 and November 1, 2020.

As of June 30, 2006, our mortgage notes payable totaled $1.1 billion which consisted of $914.4 million in fixed rate debt with interest rates varying from 4.27% to 8.29% and maturity dates ranging from 2007 to 2015 and $186.5 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 4.7%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2006 to 2034, and are subject to interest rate caps.

During July 2006, the Company sold 5.98 million shares of 4.875% Series G Cumulative Convertible Preferred Stock at $25 per share for estimated gross proceeds of $149.5 million. Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions. The conversion rate will initially be .1830 shares of common stock per the $25 per share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. On or after July 31, 2011, the Company may, under certain conditions, cause some or all of the Series G Preferred Stock to be converted into that number of shares of common stock at the then prevailing conversion rate. The Company intends to use the net proceeds from the offering to pay down outstanding borrowings under the Company’s lines of credit, to fund the development pipeline and for general corporate purposes.

During the second quarter of 2006, the Company issued and sold approximately 140,500 shares of common stock for $14.8 million, net of fees and commissions, under its Controlled Equity Offering program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds from such sales to fund the development and redevelopment pipelines.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

Derivative Activity

In an effort to hedge the cash flows associated with the forecasted issuance of debt expected to occur at the end of 2010 and early 2011, during the second quarter of 2006 the Company entered into two, ten-year forward-starting interest rate swaps for $50 million and $75 million with settlement dates of January 1, 2011 and February 1, 2011, respectively. As of June 30, 2006, the Company has entered into seven forward-starting interest rate swaps totaling a notional amount of $350 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from October 1, 2007 to February 1, 2011. These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between 2007 and early 2011. The increase in the fair value of these derivatives during the six months ended June 30, 2006 was approximately $11 million and is reflected in accumulated other comprehensive income in the Company’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2006.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations; or, in the case of for-sale development projects, have not yet been sold.

As of June 30, 2006, the Company had one development project comprised of 275 units for an estimated cost of $71.1 million, of which $51.2 million remains to be expended, (excluding development projects owned by the Essex Apartment Value Fund II, L.P.). The Company has also incurred $7.4 million in costs related to joint venture developments with third parties. The Company is committed to contribute an additional $1 million to these ventures.

The Company defines the predevelopment pipeline as new properties in negotiation with a high likelihood of becoming development activities. As of June 30, 2006, the Company had six development communities aggregating 1,972 units that were classified as predevelopment projects. The estimated total cost of the predevelopment pipeline at June 30, 2006 is $522.5 million, of which $504.8 million remains to be expended.

The Company had two for-sale development projects that are under development aggregating 97 units, and three for-sale development projects that are in predevelopment status aggregating 123 units. The estimated total cost of the for-sale projects at June 30, 2006 is $69.7 million, of which $39.3 million remains to be expended.

Redevelopment

The Company defines redevelopment activities as upgrades to existing properties owned or recently acquired, which have been targeted for investment by the Company with the expectation of increased financial returns through property improvement. The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target a 10 to 12 percent return on the incremental renovation investment. Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities. Redevelopment communities typically have some apartment units that are not available for rent and, as a result, may have less than stabilized operations. As of June 30, 2006, the Company had six communities, aggregating 1,850 units in various stages of redevelopment. Total redevelopment cost of these projects as of June 30, 2006 is approximately $34.0 million, of which $15.5 million remains to be expended.

Alternative Capital Sources

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

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at June 30, 2006, and the effect these obligations could have on our liquidity and cash flow in future periods:

		2007 and	2009 and
(In thousands)	2006	2008	2010	Thereafter	Total
Mortgage notes payable	$-	$217,705	$182,828	$700,432	$1,100,965
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	-	95,030	-	95,030
Interest on indebtedness	36,705	110,918	66,134	262,774	476,531
Development commitments	98,100	34,100	-	-	132,200
Redevelopment commitments	13,120	2,341	-	-	15,461
Essex Apartment Value Fund II, L.P.
capital commitment	45,412	-	-	-	45,412
	$193,337	$365,064	$343,992	$1,188,206	$2,090,599

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the anticipated total projected costs and investment returns of acquisition, redevelopment, and development projects, the anticipated timing of the completion and stabilization of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, future acquisitions, the anticipated performance of the Fund II, the anticipated performance of existing properties, and future issuance of debt.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current development and redevelopment projects will exceed expectations, that development and redevelopment projects and acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the Company's partners in Fund II fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and those other risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The following table sets forth the Company’s calculation of FFO for the three months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income available to common stockholders	$22,023	$38,390	$31,857	$64,779
Adjustments:
Depreciation and amortization	20,675	20,043	40,766	39,770
Co-investments (1)	876	207	1,751	356
Gains not included in FFO	(8,800)	(35,072)	(11,862)	(51,303)
Minority interests	2,378	3,972	3,555	6,770
Funds from operations	$37,152	$27,540	$66,067	$60,372

Funds from operations per share - diluted	$1.45	$1.07	$2.58	$2.35

Weighted average number
shares outstanding diluted (2)	25,697,237	25,672,234	25,628,728	25,675,972

(1) Amount includes the following: (i) depreciation add back from Fund II assets and minority interest, (ii) joint venture NOI, and (iii) City Heights land lease income not recognized for GAAP.
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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its variable LIBOR debt approximates fair value as of June 30, 2006 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments.

For the Years Ended	2006	2007(1)	2008(2)	2009	2010(3)	Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$-	69,960	147,745	24,937	157,891	738,900	(4)	$1,139,433	$1,176,570
Average interest rate	-	6.0%	6.8%	6.9%	8.0%	5.7%
Variable rate LIBOR debt	$-	-	-	95,030	-	186,532	(5)	$281,562	$281,562
Average interest	-	-	-	5.8%	-	4.7%

(1) $50 million covered by a forward-starting swap at a fixed rate of 4.927%, with a settlement date on or before October 1, 2007.
(2) $50 million covered by a forward-starting swap at a fixed rate of 4.869%, with a settlement date on or before October 1, 2008. Also, $25 million covered by a forward-starting swap at a fixed rate of 5.082%, with a settlement date on or before January 1, 2009.
(3) $150 million covered by three forward-starting swaps with fixed rates ranging from 5.099% and 5.824%, with a settlement date on or before January 1, 2011.
(4) $75 million covered by a forward-starting swap at a fixed rate of 5.880% and a settlement date on or before February 1, 2011.
(5) $152.7 million subject to interest rate caps.

The table incorporates only those exposures that exist as of June 30, 2006; it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

Item 4: Controls and Procedures

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item IA: Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. The Company’s risk factors are included in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC and available at www.sec.gov, and under the caption “Potential Factors Affecting Future Operating Results,” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part I of this Form 10-Q.

Item 4: Submissions of Matters to a Vote of Security Holders

At the Company’s annual meeting, held on May 9, 2006 in Menlo Park, California, the following votes of security holders occurred:

(a)
The following persons were duly elected by the stockholders of the Company as Class III directors of the Company, each for a three (3) year term (until 2009) and until their successors are elected and qualified:

(1)	George M. Marcus, 20,822,252 votes for and 967,854 votes withheld;

(2)	Gary P. Martin, 21,635,890 votes for and 154,216 votes withheld; and

(3)	William A. Millichap, 21,473,164 votes for and 835,708 votes withheld; and

(b)
The stockholders ratified the appointment of KPMG LLP as the Company’s independent public auditors for the year ended December 31, 2006 by a vote of 21,473,164 for, 313,273 votes against and 3,670 votes abstaining.

Item 6: Exhibits

A.	Exhibits

3.1
Articles Supplementary designating the 4.875% Series G Cumulative Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Form 8-K, filed on August 1, 2006, and incorporated herein by reference.

4.1	Form of 4.875% Series G Cumulative Convertible Preferred Stock Certificate, filed as Exhibit 4.1 to the Company’s 8-K, filed on July 27, 2006, and incorporated herein by reference.

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

10.2
Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of July 26, 2006, filed as Exhibit 10.1 to the Company’s Form 8-K, filed on July 27, 2006, and incorporated herein by reference.

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

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: August 4, 2006

By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN HUNT
Bryan Hunt
Vice President, Chief Accounting Officer