Form 10-K
period 2006-12-31
ESSEX PROPERTY TRUST INC
filed 2007-03-01
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                        (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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
(650) 494-3700
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value Rights to purchase Series A Junior Participating	New York Stock Exchange New York Stock Exchange

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
Yes [ ]   No [X]

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,566,533,462. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes.

As of February 26, 2007, 24,205,047 shares of Common Stock ($.0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 8, 2007.

Essex Property Trust, Inc.
2006 ANNUAL REPORT ON FORM 10-K

PART I

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section, “Forward Looking Statements.” Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including Item 1A, Risk Factors of this Form 10-K.

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex” or the “Company”) is a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”). Essex owns all of its interest in its real properties directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership”). Essex is the sole general partner of the Operating Partnership and as of December 31, 2006 owns a 90.4% general partnership interest. In this report, the terms “we,” “us” and “our” refer to Essex Property Trust, its Operating Partnership and their subsidiaries.

The Company has elected to be treated as a REIT for federal income tax purposes, commencing with the year ended December 31, 1994 as the Company completed an initial public offering on June 13, 1994. In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries (“TRS”) for various revenue generating or investment activities. The TRSs are consolidated by the Company.

We are engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of real estate. The majority of our real estate consists of apartment communities. As of December 31, 2006, we owned or held an interest in 130 apartment communities, aggregating 27,553 units, located predominantly along the West Coast (collectively, the “Properties”, and individually, a “Property”). Our other properties included two recreational vehicle parks (totaling 338 spaces), three office buildings (totaling approximately 166,340 square feet), which the Company primarily occupies and uses as office space, and one manufactured housing community (containing 157 pads). We currently have five development projects, with 908 units in various stages of development (together with the Properties, the “Portfolio”).

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

BUSINESS OBJECTIVES AND STRATEGIES

The following is a discussion of our business objectives and strategies in regards to real estate investment and management. One or more of these criteria may be amended or rescinded from time to time without stockholder vote.

Business Objectives

Our primary business objectives are to increase shareholders’ value by investing in properties located in supply constrained markets, and by improving operating results and the value of our Properties, while maintaining a strong balance sheet. We intend to achieve these objectives by:

•	Pursuing an occupancy and rent rate growth strategy that capitalizes on the locations of our Properties;
•	Expanding our Portfolio through acquisitions, development and, when appropriate, re-development of apartment communities in selected major metropolitan areas;
•
Optimizing financial performance through a portfolio asset allocation program, and to increase or decrease investments in a market based on projected changes in regional economic and local market conditions; and

•	Maintaining a conservative leverage ratio by identifying and utilizing capital resources that provide a lower cost of capital.

We cannot assure our shareholders that we will achieve our business objectives.

Business Strategies

Research Driven Approach - We believe that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge. Utilizing a proprietary research model that we have developed over the last two decades, we continually assess markets where we currently operate, as well as markets where we consider future investment opportunities by evaluating:

•
Markets in major metropolitan areas that have regional population primarily in excess of one million, thereby creating liquidity, which is an important element when modifying the geographic concentration of the Company’s portfolio in response to changing market conditions;

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

Recognizing that all real estate markets are cyclical, we regularly evaluate the results of our regional economic, as well as, our local market research and adjust the geographic focus of our portfolio accordingly. We seek to increase our portfolio allocation in markets projected to have the strongest local economies and to decrease such allocations in markets projected to have declining economic conditions. Likewise, the Company also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields.

Property Operations - We manage our Properties by focusing on strategies that will generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation. We intend to achieve this by utilizing the strategies set forth below:

•
Property Management - The Chief Operating Officer, Divisional Managers, Regional Portfolio Managers and Area Managers are accountable for the performance and maintenance of the Properties. They supervise, provide training for the on-site managers, manage budgeted expectations against performance, monitor market trends and prepare operating and capital budgets.

•
Capital Preservation - The Capital and Maintenance department is responsible for the planning, budgeting, and completion of major deferred maintenance and capital improvement projects at our Properties.

•
Business Planning and Control - Comprehensive business plans are implemented in conjunction with every investment decision. These plans include benchmarks for future financial performance, based on collaborative discussions between on-site managers and senior management.

•
Development and Redevelopment - We focus on acquiring and developing apartment communities in supply constrained markets, and redeveloping our existing communities to improve the financial and physical aspects of our communities.

CURRENT BUSINESS ACTIVITIES
Acquisitions

Acquisitions have been a significant growth component of our business. During 2006, we completed a series of acquisitions that added to our overall Portfolio.

•	In January 2006, the Company acquired two apartment communities - Chimney Sweep and CBC, aggregating 239 units, located in Goleta, California for a combined price of approximately $57.1 million.

•
In September 2006, the Company acquired Hillsdale Garden, a 697-unit apartment community located in San Mateo, California for approximately $97.3 million. The property is subject to a ground lease with annual payments of $46,000 that will expire in 2047.

•	In October 2006, the Company acquired Belmont Terrace, a 71-unit apartment community located in Belmont, California for approximately $14.7 million in a transaction structured as an UpREIT.
  In December 2006, the Company acquired Camino Ruiz Square, a 160-unit apartment community located in Camarillo, California for approximately  $32.9 million.

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

•
In January 2006, the Company sold Vista Capri East and Casa Tierra apartment communities for approximately $7.0 million and in March 2006, the Company sold Diamond Valley Recreational Vehicle Park for approximately $1.3 million, for a combined gain of $3.1 million.

•
In June 2006, the unconsolidated joint venture property, Vista Pointe, a 286-unit apartment community located in Anaheim, California, was sold for approximately $46 million. The Company’s share of the proceeds from the transaction totaled $19.3 million, resulting in an $8.8 million gain on the sale, and $8.2 million for fees and a promote distribution.

•	In December 2006, the Company sold Emerald Palms, a 152-unit apartment community located in San Diego for approximately $20.5 million, for a gain of approximately $6.7 million.

•
During 2006 the Company undertook a condominium conversion of the Peregrine Point property, a TRS, in Issaquah, Washington. In April 2006, the property was reclassified from a rental property to real estate under development. During the third and fourth quarters of 2006, the Company sold 45 of the 66 available condominiums, for an aggregate gain of $2.0 million, net of taxes and expenses. The 21 remaining units are expected to be sold in the first four months of 2007.

•	City Heights, a 687-unit community located in Los Angeles was classified as held for sale as of December 31, 2006, and was sold to a third party for a gain in February 2007.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations; or, in the case of TRS development projects, have not yet been sold. As of December 31, 2006, the Company had two development projects comprised of 513 units for an estimated cost of $167.3 million, of which $126.9 million remains to be expended (excluding development projects owned by Essex Apartment Value Fund II, L.P.). The Company also incurred $0.7 million in costs related to a joint venture development with a third-party.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities. As of December 31, 2006, the Company had development communities aggregating 1,845 units that were classified as predevelopment projects. The estimated total cost of the predevelopment pipeline at December 31, 2006 is $557.0 million, of which $514.8 million remains to be expended. The Company had four other development projects owned by TRS entities that are under development aggregating 120 units. The estimated total cost of the other development projects at December 31, 2006 is $42.0 million, of which $21.8 million remains to be expended. The following table sets forth information regarding the Company’s development pipeline:

			As of 12/31/06 ($ in millions)
			Estimated	Incurred	Projected
Development Pipeline	Location	Units	Project Cost(1)	Project Cost	Stabilization
Development Projects
Northwest Gateway	Los Angeles, CA	275	$71.1	$28.2	Oct-08
100 Grand	Oakland, CA	238	96.2	12.2	May-09
		513	167.3	40.4
Predevelopment projects	various	1,845	557.0	42.2	Dec-09 to Jul-14
Other projects (TRS)	various	120	42.0	20.2	Mar-07 to Mar-09
Develoment joint venture	Seattle, WA	-	0.7	0.7	-
Consolidated Development Pipeline		2,478	$767.0	$103.5

(1)	Includes incurred costs and estimated costs to complete these development projects.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations. As of December 31, 2006, the Company had ownership interests in twelve major redevelopment communities aggregating 3,648 apartment units with estimated redevelopment costs of $90.2 million, of which approximately $51.2 million remains to be expended. These amounts exclude redevelopment projects owned by Fund II. The following table illustrates these redevelopment projects:

			As of 12/31/06 ($ in thousands)
			Estimated	Incurred
Redevelopment Pipeline	Location	Units	Renovation Cost(1)	Project Cost
Southern California
Kings Road	Los Angeles, CA	196	$6,183	$4,400
Mira Monte	Mira Mesa, CA	355	6,013	5,132
Avondale at Warner Center	Woodland Hills, CA	446	11,950	9,543
Pathways	Long Beach, CA	296	10,705	532
Northern California
Montclaire - Phase I-III	Sunnyvale, CA	390	15,090	2,667
Treetops	Fremont, CA	172	8,266	746
Summerhill Commons	Newark, CA	184	4,318	2,809
Wimbledon Woods	Hayward, CA	560	9,350	791
Seattle Metro
Palisades - Phase I and II	Bellevue, WA	192	6,583	5,703
Sammamish View	Bellevue, WA	153	3,342	2,149
Bridle Trails	Kirkland, WA	108	5,071	4,367
Woodland/Foothill Commons	Bellevue, WA	596	3,372	227
Total Redevelopment Pipeline		3,648	$90,243	$39,066

(1)	Includes incurred costs and estimated costs to complete these redevelopment projects.

Debt Transactions

In January 2006, the Company originated a mortgage loan secured by the Fairwood Pond apartment community in the amount of $14.9 million, with a fixed interest rate of 5.31%, which matures on February 1, 2015.

In March 2006, the Company paid-off a loan secured by the Windsor Ridge apartment community in the amount of $11.6 million, with a fixed interest rate of 7.09%.

In March 2006, the Company renegotiated its revolving line of credit to increase the maximum principal amount to $200 million from $185 million. Additionally, the maturity date was extended from April 2007 to March 2009, with an option for a one-year extension, and the underlying rate, based on a tiered rate structure tied to the Company’s corporate ratings, was reduced to LIBOR plus 0.8% from LIBOR plus 1.0%.

Derivative Transactions

As of December 31, 2006 the Company had entered into forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2007 to July 2011. These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between April 2007 and July 2011. The decrease in the fair value of these derivatives during the year ended December 31, 2006 was approximately $2.9 million and is reflected in accumulated other comprehensive (loss) income in the Company’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during the year ended December 31, 2006.

Equity Transactions

During the third quarter of 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of $149.5 million. Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions. The conversion rate will initially be .1830 shares of common stock per the $25 per share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into that number of shares of common stock at the then prevailing conversion rate. The Company used the net proceeds from the Series G offering to pay down outstanding borrowings under the Company’s lines of credit, to fund the development pipeline and for general corporate purposes.

During 2006, the Company issued and sold approximately 427,700 shares of common stock for $48.3 million, net of fees and commissions, under its Controlled Equity Offering program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company used the net proceeds from such sales to primarily fund real estate investments.

ESSEX APARTMENT VALUE FUNDS

Essex Apartment Value Fund, L.P. ("Fund I" and “Fund II”), are investment funds formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities. All of the assets in Fund I were sold during 2004 and 2005, and Fund I is in the process of liquidation.

Fund II has eight institutional investors, including the Company, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II invests in apartment communities in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area. Subject to certain exceptions, Fund II has been Essex’s primary investment vehicle during 2005 and 2006. As of October 2006, Fund II was fully invested and closed for any future acquisitions or development. As of December 31, 2006, Fund II owned 11 apartment communities and 3 development projects. Consistent with Fund I, Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income if Fund II exceeds certain financial return benchmarks.

Fund II - Acquisitions

During 2006, Fund II acquired the following apartment communities:

•	Davey Glen, in April 2006, a 69-unit apartment community located in Belmont, California for approximately $13.5 million.

•	Renaissance, in September 2006, a 168-unit apartment community located in Los Angeles, California for approximately $46.3 million.

•	Alderwood Park, in September 2006, a 96-unit apartment community located in Newark, California for approximately $13.4 million.

Fund II - Development Pipeline

As of December 31, 2006, the following table sets forth information regarding Fund II’s development pipeline:

			As of 12/31/06 ($ in millions)
			Estimated	Incurred	Projected
Development Pipeline - Fund II	Location	Units	Project Cost(1)	Project Cost	Stabilization
Development Projects
Lake Union	Seattle, WA	127	$35.4	$10.9	Jun-08
Studio City	Studio City, CA	149	53.3	22.3	Apr-09
Chatsworth	Chatsworth, CA	119	39.4	9.3	Sep-09
Fund II - Development Pipeline		395	$128.1	$42.5

(1) Includes incurred costs and estimated costs to complete these development projects.

OFFICES AND EMPLOYEES

The Company is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California; Bellevue, Washington; and Portland, Oregon. As of December 31, 2006, the Company had approximately 869 employees.

INSURANCE

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquake, for which the Company does not have insurance coverage.

Substantially all of the Properties are located in areas that are subject to earthquake activity. The Company believes it has a proactive approach to its potential earthquake losses. The Company utilizes third-party seismic consultants for its acquisitions and performs seismic upgrades to those acquisitions that are determined to have a higher level of potential loss from an earthquake. The Company utilizes internal and third-party loss models to help to determine its exposure. In addition, the majority of the Company’s Properties are lower density garden-style apartments which may be less susceptible to earthquake damage. The Company will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage if it deems it cost effective in the future.

Although the Company may carry insurance for potential losses associated with its Properties, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material.

COMPETITION

There are numerous housing alternatives that compete with our apartment communities in attracting residents. These include other apartment communities and single-family homes that are available for rent in the markets in which the properties are located. The Properties also compete for residents with new and existing homes and condominiums that are for sale. If the demand for our Properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates and occupancy may drop, which may have a material adverse affect on our financial condition and results of operations.

We face competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of properties. Some of the competitors are larger and have greater financial resources than we do. This competition may result in increased costs of properties we acquire and/or develop.

WORKING CAPITAL

We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2007. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

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

We invest primarily in apartment communities that are located in predominantly coastal markets within Southern California, the San Francisco Bay Area, and parts of the Pacific Northwest. The Company currently intends to continue to invest in apartment communities in such regions. However, these practices may be reviewed and modified periodically by management.

Item 1A. Risk Factors

Our business, operating results, cash flows and financial conditions are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

We depend on our key personnel - Our success depends on our ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

Debt financing - At December 31, 2006, we had approximately $1.41 billion of indebtedness (including $186.3 million of variable rate indebtedness, of which $182.8 million is subject to interest rate protection agreements). We are subject to the risks normally associated with debt financing, including the following:

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

Uncertainty of our ability to refinance balloon payments - As of December 31, 2006, we had approximately $1.41 billion of mortgage debt, exchangeable bonds and line of credit borrowings, most of which are subject to balloon payments. We do not expect to have sufficient cash flows from operations to make all of these balloon payments. These mortgages, bonds and lines of credit borrowings have the following scheduled principal and balloon payments:

2007--$69.1 million;
2008--$179.5 million;
2009--$24.6 million;
2010--$156.9 million;
2011--$155.5 million;
Thereafter--$733.0 million.

We may not be able to refinance such mortgage indebtedness, bonds, or lines of credit. The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the lender. This could cause us to lose income and asset value. We may be required to refinance the debt at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness.

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

As of December 31, 2006, Essex had 69 of its 118 consolidated apartment communities encumbered by debt. Of the 69 properties, 53 are secured by deeds of trust relating solely to those properties. With respect to the remaining 19 properties, there are 4 cross-collateralized mortgages secured by 8 properties, 6 properties, 3 properties and 2 properties, respectively. The holders of this indebtedness will have claims against these properties and, to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties, which are not the primary collateral for their loan. This may accelerate other indebtedness secured by properties. Foreclosure of properties would reduce our income and net asset value.

Risk of rising interest rates - Current interest rates could potentially increase rapidly, which could result in higher interest expense on our variable rate indebtedness. Prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties at economic returns on investment and our ability to refinance existing borrowings at acceptable rates.

As of December 31, 2006, we had approximately $186.3 million of long-term variable rate indebtedness bearing interest at floating rates tied to the rate of short-term tax-exempt revenue bonds (which mature at various dates from 2020 through 2034), and $93.0 million of variable rate indebtedness under our lines of credit, bearing interest at the Freddie Mac Reference Rate plus from 0.55% to 0.59%. Approximately $182.8 million of the long-term indebtedness is subject to interest rate cap protection agreements, which may reduce the risks associated with fluctuations in interest rates. The remaining $34.0 million of long-term variable rate indebtedness was not subject to any interest rate cap protection agreements as of December 31, 2006. An increase in interest rates may have an adverse effect on our net income and results of operations.

Risk of losses on interest rate hedging arrangements - Periodically, we have entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks. In order to minimize counterparty credit risk, our policy is to enter into hedging arrangements only with A-rated financial institutions.

Bond compliance requirements may limit income from certain properties - At December 31, 2006, we had approximately $186.3 million of variable rate tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Huntington Breakers Apartments, Camarillo Oaks Apartments, Fountain Park, Anchor Village and Parker Ranch Apartments. This tax-exempt financing subjects these properties to certain deed restrictions and restrictive covenants. We expect to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if we are required to lower rental rates to attract residents who satisfy the median income test. If Essex does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and we may be subject to additional contractual liability.

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

Risks that acquisitions will fail to meet expectations - We intend to continue to acquire apartment communities. However, there are risks that acquisitions will fail to meet our expectations. Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to market an acquired property as originally intended may prove to be inaccurate. We expect to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by Essex. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of Essex’s existing stockholders. If we finance new acquisitions under existing lines of credit, there is a risk that, unless we obtain substitute financing, Essex may not be able to secure further lines of credit for new development or such lines of credit may be not available on advantageous terms.

Risks that development activities will be delayed, not completed, and/or not achieve expected results - We pursue apartment community development projects and these projects generally require various governmental and other approvals, which have no assurance of being received. Our development activities generally entail certain risks, including the following:

•	funds may be expended and management's time devoted to projects that may not be completed;
•	construction costs of a project may exceed original estimates, possibly making the project economically unfeasible;
•	development projects may be delayed due to, without limitation, adverse weather conditions, labor shortages, or unforeseen complications;
•	occupancy rates and rents at a completed project may be less than anticipated; and
•	the operating expenses at a completed development may be higher than anticipated.

These risks may reduce the funds available for distribution to Essex’s stockholders. Further, the development of properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see “Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks.”

The geographic concentration of our Properties and fluctuations in local markets may adversely impact our financial condition and operating results - We generated significant amounts of rental revenues for the year ended December 31, 2006 from properties concentrated in Southern California (Los Angeles, Ventura, Orange, San Diego and Riverside counties), Northern California (the San Francisco Bay Area), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). As of December 31, 2006, more than half (76%) of our Properties were located in California. This geographic concentration could present risks if local property market performance falls below expectations. The economic condition of these markets could affect occupancy, market rental rates, and expenses, as well as impact the income generated from the Properties and their underlying asset values. The financial results of major local employers also may impact the cash flow and value of certain of the Properties. This could have a negative impact on our financial condition and operating results, which could affect our ability to pay expected dividends to our stockholders.

Competition in the apartment community market may adversely affect operations and the rental demand for our Properties - There are numerous housing alternatives that compete with our apartment communities in attracting residents. These include other apartment communities and single-family homes that are available for rent in the markets in which the Properties are located. The Properties also compete for residents with new and existing homes and condominiums that are for sale. If the demand for our Properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on our financial condition and results of operations.

We also face competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of properties. Some of the competitors are larger and have greater financial resources than we do. This competition may result in increased costs of properties we acquire and/or develop.

Dividend requirements as a result of preferred stock may lead to a possible inability to sustain dividends - We have Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) with an aggregate liquidation preference of approximately $25 million outstanding and Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) with an aggregate liquidation preference of approximately $149.5 million outstanding. In addition, we are required under limited conditions to issue Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) with an aggregate liquidation preference of $80 million and Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) with an aggregate liquidation preference of $50 million in each case in exchange for outstanding preferred interests in the Operating Partnership. The terms of the Series B, D, F and G Preferred Stock provide for certain cumulative preferential cash distributions per each share of preferred stock.

These terms also provide that while such preferred stock is outstanding, we cannot authorize, declare, or pay any distributions on our common stock, unless all distributions accumulated on all shares of such preferred stock have been paid in full. Our failure to pay distributions on such preferred stock would impair our ability to pay dividends on our common stock. Our credit agreement limits our ability to pay dividends on our preferred stock if we fail to satisfy a fixed charge coverage ratio.

If Essex wishes to issue any common stock in the future (including upon the exercise of stock options), the funds required to continue to pay cash dividends at current levels will be increased. Essex’s ability to pay dividends will depend largely upon the performance of our current properties and other properties that may be acquired or developed in the future.

If Essex cannot pay dividends on its common stock, Essex’s status as a real estate investment trust may be jeopardized. Our ability to pay dividends on our common stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, Essex may not make a distribution on stock if, after giving effect to such distribution, either:

•	we would not be able to pay our indebtedness as it becomes due in the usual course of business; or
•	our total assets would be less than our total liabilities, including the liquidation preference on our Series B, Series D, Series F, and Series G preferred stock.

Resale of shares pursuant to our effective registration statement or that are issued upon conversion of our convertible preferred stock may have an adverse effect on the market price of the shares - Essex has the following effective registration statements, which allows for the resale into the public stock of common stock held by stockholders, as specified in the registration statements:

•
A registration statement, declared effective in 2003, which covers the resale of up to 6,513,490 shares, including (i) up to 2,769,875 shares issued, or potentially issuable, in connection with the acquisition of John M. Sachs, Inc., a real estate company, (ii) up to 2,270,490 shares of common stock that are issuable upon exchange of limited partnership interests in the Operating Partnership and (iii) up to 1,473,125 shares that are issuable upon exchange of limited partnership interests in certain other real estate partnerships;

•
Registration statements, declared effective in 2006, that cover (i) the resale of up to 142,076 shares issuable in connection with our Waterford and Vista Belvedere acquisitions and (ii) the resale of shares issuable in connection with the exchange rights of our 3.625% Exchangeable Senior Notes, as to which there is a principal amount of $225 million outstanding.

During the third quarter of 2006, we issued, pursuant to a registration statement, 5,980,000 million shares of 4.875% Series G Cumulative Preferred Stock for estimated gross proceeds of $149.5 million; such shares are convertible, subject to certain conditions, into common stock, which could be resold into the public market.

The resale of the shares of common stock pursuant to these various registration statements or that are issued upon conversion of our outstanding convertible preferred stock may have an adverse effect on the market price of our shares.

The exchange and repurchase rights of Exchangeable Senior Notes and Series G Preferred Stock may be detrimental to holders of common stock - The Operating Partnership has $225 million principal amount of 3.625% Exchangeable Senior Notes (the “Notes”) outstanding which mature on November 1, 2025. The Notes are exchangeable into the Company's common stock on or after November 1, 2020 or prior to November 1, 2020 under certain circumstances. The Notes are redeemable at the Company's option for cash at any time on or after November 4, 2010 and are subject to repurchase for cash at the option of the holder on November 1st in the years 2010, 2015 and 2020, or upon the occurrence of certain events. The Notes are senior unsecured and unsubordinated obligations of the Company.

In 2006, the Company sold 5,980,000 million shares of 4.875% Series G Cumulative Convertible Preferred Stock (the “Series G Preferred Stock”) for gross proceeds of $149.5 million. Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions. The conversion rate will initially be .1830 shares of common stock per $25 share liquidation preference, which is equivalent to an initial conversion price of $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events). On or after July 31, 2011, the Company may, under certain circumstances cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate. Further, if a fundamental change occurs, as defined in the articles supplementary for the Series G Preferred Stock, then the holders may require Essex to repurchase all or part of their Series G Preferred Stock subject to certain conditions.

The exchange of the Notes and/or Series G Preferred Stock for common stock would dilute stockholder ownership in the Company, and such exchange could adversely affect the market price of our common stock and our ability to raise capital through the sale of additional equity securities. If the Notes and Series G Preferred Stock are not exchanged, the repurchase price of the Notes and Series G Preferred Stock may discourage or impede transactions that might otherwise be in the interest of the holders of common stock. Further, these repurchase rights may be triggered in situations where Essex needs to conserve its cash reserves, in which event such repurchase might adversely affect Essex and its common stockholders.

Our future issuances of common stock, preferred stock or convertible debt securities could adversely affect the market price of our common stock - In order to finance our property acquisition and development activities, we have issued and sold common stock, preferred stock and convertible debt securities. For example, in 2005, the Operating Partnership sold $225 million principal amount of 3.625% Exchangeable Senior Notes, which are exchangeable into the Company’s common stock under certain conditions. In 2006, the Company issued 5,980,000 million shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of approximately $149.5 million. During 2006, pursuant to a Controlled Equity Offering program that the Company entered into with Cantor Fitzgerald & Co., the Company issued and sold approximately 427,700 shares of common Stock for $48.3 million, net of fees and commissions. The Company may in the future sell further shares of common stock pursuant to a Controlled Equity Offering program with Cantor Fitzgerald & Co.

Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.

Our Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest - Our Chairman, George M. Marcus is not an employee of Essex, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of The Marcus & Millichap Company, or “TMMC,” which is a holding company for certain real estate brokerage and services companies. TMMC has an interest in Pacific Property Company, a company that invests in apartment communities.

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

The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock - As of December 31, 2006, George M. Marcus, the Chairman of our Board of Directors, wholly or partially owned 1,759,267 shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 7.5% of the outstanding shares of our common stock. Mr. Marcus currently does not have majority control over us. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all our stockholders.

Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for any amendment of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests and their positions with us, our directors and executive officers, including Mr. Marcus, have substantial influence on us. Consequently, their influence could result in decisions that do not reflect the interests of all stockholders.

The voting rights of preferred stock may allow holders of preferred stock to impede actions that otherwise benefit holders of common stock - In general, the holders of our outstanding shares of preferred stock do not have any voting rights. However, if full distributions are not made on any outstanding preferred stock for six quarterly distributions periods, the holders of preferred stock who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on our Board of Directors.

These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the preferred stock have been paid in full. At that time, the holders of the preferred stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates. While any shares of our preferred stock are outstanding, Essex may not, without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock, each voting separately as a single class:

•	authorize or create any class or series of stock that ranks senior to such preferred stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of our business;
•	amend, alter or repeal the provisions of Essex’s Charter or Bylaws, including by merger or consolidation, that would materially and adversely affect the rights of such series of preferred stock; or
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

The redemption rights of the Series B preferred units, Series D preferred units, Series F preferred stock and Series G preferred stock may be detrimental to holders of Essex common stock - Upon the occurrence of one of the following events, the terms of the Operating Partnership’s Series B and D Preferred Units require it to redeem all of such units and the terms of Essex’s Series F Preferred Stock and the Series G Preferred Stock provide the holders of the majority of the outstanding Series F Preferred Stock and Series G Preferred Stock the right to require Essex to redeem all of such stock:

•	Essex completes a “going private” transaction and its common stock is no longer registered under the Securities Exchange Act of 1934, as amended;
•	Essex completes a consolidation or merger or sale of substantially all of its assets and the surviving entity’s debt securities do not possess an investment grade rating;
•	Essex fails to qualify as a REIT; or
•	in the case of Series G preferred stock, Essex common stock is not traded on a major exchange.

The aggregate redemption price of the Series B Preferred Units would be $80 million, the aggregate redemption price of the Series D Preferred Units would be $50 million, the aggregate redemption price of the Series F Preferred Stock would be $25 million and the aggregate redemption price of the Series G Preferred Stock would be $149.5 million, plus, in each case, any accumulated distributions.

These redemption rights may discourage or impede transactions that might otherwise be in the interest of holders of common stock. Further, these redemption rights might trigger situations where Essex needs to conserve its cash reserves, in which event such redemption might adversely affect Essex and its common holders.

Maryland business combination law may not allow certain transactions between Essex and its affiliates to proceed without compliance with such law - Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock.
The law also requires a supermajority stockholder vote for such transactions. This means that the transaction must be approved by at least:

•	80% of the votes entitled to be cast by holders of outstanding voting shares; and
•	Two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. These voting provisions do not apply if the stockholders receive a minimum price, as defined under Maryland law. As permitted by the statute, the Board of Directors of Essex irrevocably has elected to exempt any business combination by us, George M. Marcus, William A. Millichap, who are the chairman and a director of Essex, respectively, and TMMC or any entity owned or controlled by Messrs. Marcus and Millichap and TMMC. Consequently, the five-year prohibition and supermajority vote requirement described above will not apply to any business combination between us and Mr. Marcus, Mr. Millichap, or TMMC. As a result, we may in the future enter into business combinations with Messrs. Marcus and Millichap and TMMC, without compliance with the supermajority vote requirements and other provisions of the Maryland General Corporation Law.

Anti-takeover provisions contained in the Operating Partnership agreement, charter, bylaws, and certain provisions of Maryland law could delay, defer or prevent a change in control - While Essex is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on Essex’s ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of Essex’s stockholders. The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of partnership interest in the Operating Partnership, Essex cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of our general partner interest in the Operating Partnership to another entity. Such limitations on Essex’s ability to act may result in our being precluded from taking action that the Board of Directors believes is in the best interests of Essex’s stockholders. As of December 31, 2006, the limited partners held or controlled approximately 9.6% of the outstanding units of partnership interest in the Operating Partnership, allowing such actions to be blocked by the limited partners.

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

Essex’s joint ventures and joint ownership of Properties and partial interests in corporations and limited partnerships could limit Essex’s ability to control such Properties and partial interests - Instead of purchasing properties directly, we have invested and may continue to invest as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests, or our policies or objectives. Consequently, a co-venturer’s actions might subject property owned by the joint venture to additional risk. Although we seek to maintain sufficient influence over any joint venture to achieve its objectives, we may be unable to take action without our joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without our consent. Should a joint venture partner become bankrupt, we could become liable for such partner’s share of joint venture liabilities.

From time to time, we, through the Operating Partnership, invest in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. In certain circumstances, the Operating Partnership’s interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership’s ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership’s objectives. The Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity. We have, and in the future may, enter into transactions that could require us to pay the tax liabilities of partners, which contribute assets into joint ventures or the Operating Partnership, in the event that certain taxable events, which are within our control, occur. Although we plan to hold the contributed assets or defer recognition of gain on their sale pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code, we can provide no assurance that we will be able to do so and if such tax liabilities were incurred they can expect to have a material impact on our financial position.

Dedicated investment activities and other factors specifically related to Fund II - Fund II involves risks to us such as the following:

•	our partners in Fund II might remove Essex as the general partner of Fund II;
•	our partners in Fund II might become bankrupt (in which event we might become generally liable for the liabilities of Fund II);
•	our partners in Fund II might have economic or business interests or goals that are inconsistent with our business interests or goals;
•	our partners in Fund II might fail to fund capital commitments as contractually required; or
•	our partners in Fund II might fail to approve decisions regarding Fund II that are in our best interest.

We will, however, generally seek to maintain sufficient influence over Fund II to permit it to achieve its business objectives.

Investments in mortgages and other real estate securities - We may invest in securities related to real estate, which could adversely affect our ability to make distributions to stockholders. We may purchase securities issued by entities which own real estate and invest in mortgages or unsecured debt obligations. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. In general, investments in mortgages include the following risks:

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

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Essex has been sued for mold related matters and has settled some, but not all, such matters, which matters remain unresolved and pending. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. Essex has, however, purchased pollution liability insurance, which includes limited coverage for mold, although the insurance may not cover all pending or future mold claims. Essex has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property. Essex cannot assure you that it will not be sued in the future for mold related matters and cannot assure you that the liabilities resulting from such current or future mold related matters will not be substantial. The costs of carrying insurance to address potential mold related claims may also be substantial.

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

The Company has almost no indemnification agreements from third parties for potential environmental clean-up costs at its Properties.

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

General uninsured losses - The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses, such as, for example, losses for terrorism or earthquake, for which the Company does not have insurance coverage. Substantially all of the Properties are located in areas that are subject to earthquake activity. In January 2007, the Company canceled the earthquake policy and established a wholly owned insurance subsidiary. Through this subsidiary, the Company is self-insured as it relates to earthquake related losses.

Although the Company may carry insurance for potential losses associated with its Properties, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material.

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

Changes in financing policy; no limitation on debt - We have adopted a policy of maintaining for a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt-to-total-market-capitalization is as follows: total indebtedness divided by the sum of total indebtedness plus total equity market capitalization. As used in this calculation, total equity market capitalization is equal to the aggregate market value of the outstanding shares of common stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of common stock and the gross proceeds of the preferred units. Based on this calculation (including the current market price and excluding undistributed net cash flow), our debt-to-total-market-capitalization ratio was approximately 28% as of December 31, 2006.

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

Essex has established several taxable REIT subsidiaries (“TRSs”). Despite Essex’s qualification as a REIT, its TRSs’ must pay U.S. federal income tax on their taxable income. While Essex will attempt to ensure that their dealing with its TRSs’ does not adversely affect its REIT qualification, it cannot provide assurance that it will successfully achieve that result. Furthermore, Essex may be subject to a 100% penalty tax, or its TRSs’ may be denied deductions, to the extent its dealings with its TRSs’ are not deemed to be arm’s length in nature. No assurances can be given that Essex’s dealings with its TRSs’ will be arm’s length in nature.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our core apartment Portfolio as of December 31, 2006 (including partial ownership interests) was comprised of 130 apartment communities (comprising 27,553 apartment units), of which 13,285 units are located in Southern California, 7,490 units are located in the San Francisco Bay Area, 5,441 units are located in the Seattle Metropolitan Area, and 1,337 units are located in the other areas including Portland, Oregon and Houston, Texas. The Company’s apartment communities accounted for 99% of the Company’s property revenues for the year ended December 31, 2006.

Occupancy Rates

The 130 apartment communities had an average Same-Properties occupancy (as defined in Item 7), based on “financial occupancy,” during the year ended December 31, 2006, of approximately 96.4%. With respect to stabilized apartment communities with sufficient operating history, occupancy figures are based on financial occupancy (the percentage resulting from dividing actual rental revenue by total possible rental revenue). Actual rental revenue represents contractual revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

As of December 31, 2006, the headquarters building was 100% occupied by the Company and the Southern California office building was 95% occupied, based on physical occupancy. With respect to office buildings, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage. With respect to recreational vehicle parks, manufactured housing communities, or apartment communities which have not yet stabilized or have insufficient operating history, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied units by rentable units.

For the year ended December 31, 2006, none of the Company’s Properties had book values equal to 10% or more of total assets of the Company or gross revenues equal to 10% or more of aggregate gross revenues of the Company.

Apartment Communities

Our apartment communities are generally suburban garden apartments and town homes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The apartment communities have on average of 212 units, with a mix of studio, one, two and some three-bedroom units. A wide variety of amenities are available at each apartment community, including covered parking, fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

We select, train and supervise a full team of on-site service and maintenance personnel. We believe that the following primary factors enhance our ability to retain tenants:

•	well built communities that have been well maintained since acquisition; and
•	proactive customer service approach.

Office Buildings

The Company’s corporate headquarters is located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Company acquired this property in 1997. The Company also owns an office building in Southern California (Woodland Hills), comprised of approximately 38,940 square feet building, of which the Company occupies approximately 11,200 square feet at December 31, 2006. The building has nine third-party tenants occupying approximately 26,000 feet. The largest single tenant occupies approximately 10,900 square feet. The Company acquired the Woodland Hills property in 2001. The Company has a mortgage loan receivable on an office building with approximately 110,000 square feet located in Irvine, California, which is consolidated under FIN 46R.

Recreational Vehicle Parks and Manufactured Housing Community

The Company owns two recreational vehicle parks (comprising of 338 spaces), acquired in the Company’s December 2002 acquisition of John M. Sachs, Inc., located in El Cajon, California.

The Company owns one manufactured housing community (containing 157 sites), acquired in the Company’s December 2002 acquisition of John M. Sachs, Inc., located in Vista, California.

The following tables describe the Company’s Properties as of December 31, 2006. The first table describes the Company’s apartment communities and the second table describes the Company’s other real estate assets.
			Rentable
			Square
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California
Alpine Country	Alpine, CA	108	81,900	1986	2002	97%
Alpine Village	Alpine, CA	306	254,400	1971	2002	97%
Barkley, The(3)(4)	Anaheim, CA	161	139,800	1984	2000	98%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	96%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	96%
Mountain View	Camarillo, CA	106	83,900	1980	2004	98%
Cambridge	Chula Vista, CA	40	22,100	1965	2002	97%
Woodlawn Colonial	Chula Vista, CA	159	104,500	1974	2002	95%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	98%
Parcwood(5)	Corona, CA	312	270,000	1989	2004	92%
Coral Gardens	El Cajon, CA	200	182,000	1976	2002	95%
Tierra del Sol/Norte	El Cajon, CA	156	117,000	1969	2002	97%
Grand Regency	Escondido, CA	60	42,400	1967	2002	99%
Valley Park(6)	Fountain Valley, CA	160	169,700	1969	2001	95%
Capri at Sunny Hills(6)	Fullerton, CA	100	128,100	1961	2001	97%
Wilshire Promenade	Fullerton, CA	149	128,000	1992(7)	1997	98%
Montejo(6)	Garden Grove, CA	124	103,200	1974	2001	97%
CBC Apartments	Goleta, CA	148	91,538	1962	2006	98%
Chimney Sweep Apartments	Goleta, CA	91	88,370	1967	2006	96%
Hampton Court (Columbus)	Glendale, CA	83	71,500	1974(8)	1999	96%
Hampton Place (Lorraine)	Glendale, CA	132	141,500	1970(9)	1999	95%
Devonshire	Hemet, CA	276	207,200	1988	2002	91%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	98%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	98%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	99%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	99%
Pathways	Long Beach, CA	296	197,700	1975(10)	1991	97%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	98%
City Heights(11)	Los Angeles, CA	687	424,100	1968	2000	95%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	98%
Kings Road.	Los Angeles, CA	196	132,100	1979(12)	1997	98%
Marbella, The	Los Angeles, CA	60	50,108	1991	2005	97%
Park Place	Los Angeles, CA	60	48,000	1988	1997	98%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	98%
Marina City Club(13)	Los Angeles, CA	101	127,200	1971	2004	98%
Renaissance(5)	Los Angeles, CA	168	154,268	1990	2006	95%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	98%
Mira Monte (Mira Woods Villa)	Mira Mesa, CA	355	262,600	1982(14)	2002	97%
Hillcrest Park (Mirabella)	Newbury Park, CA	608	521,900	1973(15)(16)	1998	97%
Fairways(17)	Newport Beach, CA	74	107,100	1972	1999	97%
Country Villas	Oceanside, CA	180	179,700	1976	2002	96%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	96%
Mariner's Place	Oxnard, CA	105	77,200	1987	2000	97%
Tierra Vista(18)	Oxnard, CA	404	387,100	2001	2001	97%
Monterey Villas (Village Apartments)	Oxnard, CA	122	122,100	1974(19)	1997	97%
Monterra del Mar (Windsor Terrace)	Pasadena, CA	123	74,400	1972(20)	1997	96%
Monterra del Rey (Glenbrook)	Pasadena, CA	84	73,100	1972(21)	1999	95%
Monterra del Sol (Euclid)	Pasadena, CA	85	69,200	1972(22)	1999	96%
Villa Angelina(6)	Placentia, CA	256	217,600	1970	2001	98%
						(continued)

			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California (continued)
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	92%
Highridge(6)	Rancho Palos Verdes, CA	255	290,200	1972	1997	94%
Bluffs II, The(23)	San Diego, CA	224	126,700	1974	1997	99%
Summit Park	San Diego, CA	300	229,400	1972	2002	96%
Vista Capri - North	San Diego, CA	106	51,800	1975	2002	97%
Brentwood (Hearthstone)(6)	Santa Ana, CA	140	154,800	1970	2001	97%
Treehouse(6)	Santa Ana, CA	164	135,700	1970	2001	95%
Carlton Heights	Santee, CA	70	48,400	1979	2002	98%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	95%
Hidden Valley (Parker Ranch)(24)	Simi Valley, CA	324	310,900	2004	2004	97%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	96%
Lofts at Pinehurst, The (Villa Scandia)	Ventura, CA	118	71,100	1971(25)	1997	96%
Pinehurst(26)	Ventura, CA	28	21,200	1973	2004	99%
Woodside Village	Ventura, CA	145	136,500	1987	2004	96%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	93%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970(27)	1997	96%
		13,285	10,911,384			96%

Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974	2006	91%
Carlmont Woods(5)	Belmont, CA	195	107,200	1971	2004	98%
Davey Glen(5)	Belmont, CA	69	65,974	1962	2006	90%
Brookside Oaks(6)	Cupertino, CA	170	119,900	1973	2000	97%
Point at Cupertino, The (Westwood)(18)	Cupertino, CA	116	135,200	1963(28)	1998	98%
Harbor Cove(5)	Foster City, CA	400	306,600	1971	2004	96%
Waterstone at Fremont (Mountain Vista)(29)	Fremont, CA	526	433,100	1975	2000	94%
Stevenson Place (The Apple)	Fremont, CA	200	146,200	1971(30)	1983	96%
Treetops	Fremont, CA	172	131,200	1978(31)	1996	96%
Wimbledon Woods	Hayward, CA	560	462,400	1975(32)	1998	95%
Alderwood Park(5)	Newark, CA	96	74,624	1987	2006	98%
Summerhill Commons	Newark, CA	184	139,000	1987(33)	1987	97%
Regency Towers(5)	Oakland, CA	178	140,900	1975	2005	93%
San Marcos (Vista del Mar)	Richmond, CA	432	407,600	2003	2003	96%
Mt. Sutro	San Francisco, CA	99	64,000	1973	2001	97%
The Carlyle	San Jose, CA	132	129,200	2000	2000	96%
The Enclave(5)	San Jose, CA	637	525,463	1998	2005	93%
Waterford, The	San Jose, CA	238	219,600	2000	2000	97%
Esplanade	San Jose, CA	278	279,000	2002	2004	97%
Hillsdale Garden Apartments(34)	San Mateo, CA	697	611,505	1948	2006	95%
Bel Air (The Shores)	San Ramon, CA	462	391,000	1988(35)	1997	95%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	97%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	97%
Le Parc Luxury Apartments (Plumtree)	Santa Clara, CA	140	113,200	1975(36)	1994	98%
Marina Cove(37)	Santa Clara, CA	292	250,200	1974	1994	98%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1997	97%
Montclaire (Oak Pointe)	Sunnyvale, CA	390	294,100	1973(38)	1988	94%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	99%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	97%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	98%
		7,490	6,288,117			96%
						(continued)

			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Seattle, Washington Metropolitan Area
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	96%
Emerald Ridge-North	Bellevue, WA	180	144,000	1987	1994	97%
Foothill Commons	Bellevue, WA	360	288,300	1978(39)	1990	98%
Palisades, The	Bellevue, WA	192	159,700	1977(40)	1990	96%
Sammamish View	Bellevue, WA	153	133,500	1986(41)	1994	98%
Woodland Commons	Bellevue, WA	236	172,300	1978(39)	1990	97%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	97%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	95%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	97%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	97%
Park Hill at Issaquah(42)	Issaquah, WA	245	277,700	1999	1999	97%
Peregrine Point	Issaquah, WA	21	85,900	2003(43)	2003	48%
Wandering Creek	Kent, WA	156	124,300	1986	1995	99%
Bridle Trails	Kirkland, WA	108	73,400	1986(44)	1997	94%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	98%
Laurels, The	Mill Creek, WA	164	134,300	1981	1996	98%
Morning Run(5)	Monroe, WA	222	221,786	1991	2005	98%
Anchor Village(6)	Mukilteo, WA	301	245,900	1981	1997	95%
Castle Creek	Newcastle, WA	216	191,900	1997	1997	97%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	95%
Forest View	Renton, WA	192	182,500	1998	2003	96%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	96%
Fountain Court	Seattle, WA	320	207,000	2000	2000	97%
Linden Square	Seattle, WA	183	142,200	1994	2000	97%
Maple Leaf	Seattle, WA	48	35,500	1986	1997	98%
Spring Lake	Seattle, WA	69	42,300	1986	1997	98%
Tower @ 801(5)	Seattle, WA	173	118,500	1970	2005	95%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	98%
Echo Ridge(5)	Snoqualmie, WA	120	124,539	2000	2005	95%
		5,441	4,703,625			96%
Portland, Oregon Metropolitan Area
Jackson School Village	Hillsboro, OR	200	196,800	1996	2000	95%
Landmark	Hillsboro, OR	285	282,900	1990	1996	97%
Meadows @ Cascade Park	Vancouver, WA	198	199,300	1989	1997	97%
Village @ Cascade Park	Vancouver, WA	192	178,100	1989	1997	97%
		875	857,100			97%
Other areas and property owned by a TRS
St. Cloud	Houston, TX	302	306,800	1968	2002	91%
Camino Ruiz Square(45)	Camarillo, CA	160	105,448	1990	2006	97%
		462	412,248			93%
Total/Weighted Average		27,553	23,172,474			96%

			Rentable
			Square	Year	Year
Other real estate assets(1)	Location	Tenants	Footage	Built	Acquired	Occupancy(2)
Office Buildings
925 East Meadow Drive	Palo Alto, CA	1	17,400	1988	1997	100%(46)
17461 Derian Ave(47)	Irvine, CA	3	110,000	1983	2000	100%(48)
22110-22120 Clarendon Street	Woodland Hills, CA	9	38,940	1982	2001	96%(49)
Total Office Buildings		13	166,340			99%

Recreational Vehicle Parks
Circle RV	El Cajon, CA	179 spaces		1977	2002	(50)
Vacationer	El Cajon, CA	159 spaces		1973	2002	(50)
Total Recreational Vehicle Parks		338 spaces

Manufactured Housing Community
Green Valley	Vista, CA	157 sites		1973	2002	(50)
Total Manufactured Housing Community		157 sites

 (1)  Unless otherwise specified, the Company has a 100% ownership interest in each Property.
(2)
For apartment communities, occupancy rates are based on financial occupancy for the year ended December 31, 2006; for the office buildings, recreational vehicle parks, manufactured housing communities or properties which have not yet stabilized or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2006. For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

(3)
The Company has a 30% special limited partnership interest in the entity that owns this apartment community. This investment was made under arrangements whereby the Essex Management Corporation (“EMC”) became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company’s common stock in satisfaction of the applicable partnership's cash redemption obligation.

 (4)  The property is subject to a ground lease, which, unless extended, will expire in 2082.
(5)	This property is owned by Fund II. The Company has a 28.2% interest in Fund II which is accounted for using the equity method of accounting.
(6)
The Company holds a 1% special limited partner interest in the partnerships which own these apartment communities. These investments were made under arrangements whereby EMC became the 1% sole general partner and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company’s common stock in satisfaction of the applicable partnership’s cash redemption obligation.

(7)	In 2002 the Company purchased an additional 21 units adjacent to this property for $3 million. This property was built in 1992.
(8)	The Company completed a $1.6 million redevelopment on this property in 2000.
(9)	The Company completed a $2.3 million redevelopment on this property in 2000.
(10)	The Company is in the process of performing a $10.7 million redevelopment on this property.
(11)
The Company owns the land and has leased the improvements to an unrelated third party. The leasehold interest entitles the Company to receive a monthly payment for the 34-year term of the land lease and promote fees upon sale. The property was sold in February 2007 to a third-party.

(12)	The Company is in the process of performing a $6.2 million redevelopment on this property.
(13)	This property is subject to a ground lease, which, unless extended, will expire in 2067.
(14)	The Company is in the process of performing a $6.0 million redevelopment on this property.
(15)	The Company completed an $11.0 million redevelopment on this property in 2001.
(16)	The Company completed an additional $3.6 million redevelopment on this property in 2005.
(17)	This property is subject to a ground lease, which, unless extended, will expire in 2027.
(18)	The Company had a 20.0% ownership interest this property. In 2004, the Company acquired the remaining 80%.
(19)	The Company completed a $3.2 million redevelopment on this property in 2002.
(20)	The Company completed a $1.9 million redevelopment on this property in 2000.
(21)	The Company completed a $1.9 million redevelopment on this property in 2001.
(22)	The Company completed a $1.7 million redevelopment on this property in 2001.
(23)	The Company had an 85% controlling limited partnership interest in this property as of December 31, 2006, and during January 2007 the Company acquired the remaining 15% partnership interest.
22
(24)	The Company and EMC have a 74.0% and 1% member interests, respectively, in this property.
(25)	The Company completed a $3.5 million redevelopment on this property in 2002.
(26)	The property is subject to a ground lease, which, unless extended, will expire in 2028.
(27)	The Company is in the process of performing a $12.0 million redevelopment on this property.
(28)	The Company completed a $2.7 million redevelopment in 2001.
(29)	The Company has a preferred limited partnership interest in this property.
(30)	The Company completed a $4.5 million redevelopment on this property in 1998.
(31)	The Company is in the process of performing an $8.3 million redevelopment on this property.
(32)	The Company is in the process of performing a $9.4 million redevelopment on this property.
(33)	The Company is in the process of performing a $4.3 million redevelopment on this property
(34)	The property is subject to a ground lease, which unless extended, will expire in 2047.
(35)	The Company completed construction of 114 units of the property’s 462 total units in 2000.
(36)	The Company completed a $3.4 million redevelopment on this property in 2002.
(37)	A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(38)	The Company is in the process of performing a $15.1 million redevelopment on this property.
(39)	The Company is in the process of performing a joint $3.4 million redevelopment at these properties.
(40)	The Company is in the process of performing a $6.6 million redevelopment on this property
(41)	The Company is in the process of performing a $3.3 million redevelopment on this property.
(42)	The Company had an approximate 45% preferred limited partnership interest in this property. In 2004 the Company acquired the remaining 55% partnership interest.
(43)	The Company converted this property into condominiums and sold 45 units during 2006.
(44)	The Company is in the process of performing a $5.1 million redevelopment on this property and completed construction of 16 units of the property’s 108 units in 2006.
(45)	The property is owned by a TRS.
(46)	The Company occupies 100% of this property.
(47)	The Company has a mortgage receivable, and consolidates this property pursuant to FIN 46R.
(48)	The Company occupies 4.6% of this property.
(49)	The Company occupies 29% of this property.
(50)	The Company leased these three properties in 2003 to an unrelated third party for approximately 5 years with an option to purchase the property in approximately 2007.

 Item 3. Legal Proceedings

In April 2004, an employee lawsuit was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Company maintenance employees sought unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Company’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. In June 2005, the Company settled the lawsuit for $1.5 million.

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been sued for mold related matters and has settled some, but not all, of such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance, which includes some coverage for mold. The Company has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or property. Liabilities resulting from such mold related matters and the costs of carrying insurance to address potential mold related claims may also be substantial. The Company is subject to various other lawsuits in the normal course of its business operations. Accordingly, such lawsuits, as well as the class action lawsuit described above, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of security holders.

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

Market Information

The Company’s common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close
December 29, 2006	$ 133.99	$ 119.76	$ 129.25
September 29, 2006	$ 128.58	$ 111.54	$ 121.40
June 30, 2006	$ 128.57	$ 100.90	$ 111.66
March 31, 2006	$ 111.10	$ 92.10	$ 108.73

December 31, 2005	$ 93.44	$ 80.35	$ 92.20
September 30, 2005	$ 93.14	$ 82.86	$ 90.00
June 30, 2005	$ 86.13	$ 68.50	$ 83.06
March 31, 2005	$ 84.32	$ 68.56	$ 69.10

The closing price as of February 26, 2007 was $140.00.

Holders

The approximate number of holders of record of the shares of the Company’s common stock was 248 as of February 26, 2007. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of cash dividends distributed for the year ended December 31, 2006 related to Series G preferred stock is 100% ordinary income and, the status of the cash dividends distributed for the years ended December 31, 2006, 2005 and 2004 related to common stock and Series F preferred stock for tax purposes are as follows:
	2006	2005	2004
Common stock:
Ordinary income..................................................................	100.00%	74.91%	41.40%
Capital gains........................................................................	0.00%	25.09%	58.60%
Return of capital..................................................................	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

	2006	2005	2004
Series F Preferred stock:
Ordinary income..................................................................	100.00%	74.91%	41.40%
Capital gains........................................................................	0.00%	25.09%	58.60%
Return of capital..................................................................	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

Dividends and Distributions

Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. The Company has paid the following dividends per share of common stock:

Quarter Ended	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
3/31.....	N/A	$0.4175	$0.425	$0.435	$0.450	$0.500	$0.550	$0.700	$0.770	$0.780	$0.790	$0.810	$0.840
6/30.....	$0.0800	$0.4175	$0.425	$0.435	$0.500	$0.550	$0.610	$0.700	$0.770	$0.780	$0.790	$0.810	$0.840
9/30.....	$0.4175	$0.4250	$0.435	$0.450	$0.500	$0.550	$0.610	$0.700	$0.770	$0.780	$0.790	$0.810	$0.840
12/31....	$0.4175	$0.4250	$0.435	$0.450	$0.500	$0.550	$0.610	$0.700	$0.770	$0.780	$0.790	$0.810	$0.840

Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual cash flows from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. There are currently no contractual restrictions on the Company’s present or future ability to pay dividends.

On February 23, 2007, the Company announced the Board of Directors approved a $0.09 per share increase to the quarterly cash dividend, which represents a $0.36 increase on an annualized basis. Accordingly, the first quarter dividend distribution, payable on April 16, 2007 to stockholders as of record as of March 31, 2007, will be $0.93 per share.

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

On October 13, 1998, the Board declared a one-for-one preferred share purchase right (a “Right”) for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.0001 per share, of the Company, at a price of $99.13 per one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of November 11, 1998, as amended between the Company and Computershare, LLC as Rights Agent.

Securities Authorized for Issuance under Equity Compensation Plans

See our disclosure in the 2007 Proxy Statement under the heading “Equity Compensation Plan Information”, which disclosure is incorporated herein by reference.

Issuance of Registered Equity Securities

Period	Total Number of Shares Sold	Average Price per Share	Proceeds (net of fees and commissions)
5/24/06 to 10/17/06	427,700	$115.16	$48,273,142

During 2006, pursuant to a registration statement and its Controlled Equity Offering program, the Company issued and sold approximately 427,700 shares of common stock for $48.3 million, net of fees and commissions. The Company used the net proceeds from the offerings to pay down outstanding borrowings under the Company’s lines of credit, to fund real estate investments and for general corporate purposes.

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

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company from January 1, 2002 through December 31, 2006.
		Years Ended December 31,
	2006	2005(1)	2004(1)	2003(1)	2002(1)
	(Dollars in thousands, except share and per share amounts)
OPERATING DATA:
REVENUES
Rental and other property	$343,044	$310,970	$274,170	$240,969	$202,627
Management and other fees from affiliates	5,030	10,951	23,146	6,027	5,604
	348,074	321,921	297,316	246,996	208,231
EXPENSES
Property operating expenses, excluding depreciation
and amortization	117,783	107,710	96,701	80,289	63,304
Depreciation and amortization	80,147	76,848	68,609	53,796	41,501
Amortization of deferred financing costs	2,743	1,947	1,560	1,187	743
General and administrative	22,235	19,148	18,042	9,549	8,636
Interest(2)	72,898	70,784	60,709	49,985	41,641
Other expenses	1,770	5,827	-	-	-
	297,576	282,264	245,621	194,806	155,825
Earnings from operations	50,498	39,657	51,695	52,190	52,406

Gain on the sales of real estate	-	6,391	7,909	-	145
Interest and other income	6,176	8,524	3,077	668	6,882
Equity (loss) income in co-investments	(1,503)	18,553	40,683	2,349	4,647
Minority interests	(19,309)	(20,936)	(28,332)	(26,030)	(27,372)
Income from continuing operations before income tax provision	35,862	52,189	75,032	29,177	36,708
Income tax provision	(525)	(2,538)	(257)	-	-
Income from continuing operations	35,337	49,651	74,775	29,177	36,708

Income from discontinued operations (net of minority interests)	27,411	30,065	4,918	5,913	11,932
Net income	62,748	79,716	79,693	35,090	48,640
Write off of Series C preferred units offering costs	-	-	-	(625)	-
Amortization of discount on Series F preferred stock	-	-	-	(336)	-
Dividends to preferred stockholders	(5,145)	(1,953)	(1,952)	(195)	-
Net income available to common stockholders .	$57,603	$77,763	$77,741	$33,934	$48,640
Per share data:
Basic:
Net income from continuing operations available to
common stockholders	$1.31	$2.08	$3.18	$1.31	$1.98
Net income available to common stockholders	$2.50	$3.38	$3.39	$1.58	$2.62
Weighted average common stock outstanding-
(in thousands)	23,082	23,039	22,921	21,468	18,530
Diluted:
Net income from continuing operations available to
common stockholders	$1.28	$2.03	$3.15	$1.29	$1.96
Net income available to common stockholders	$2.45	$3.32	$3.36	$1.57	$2.60
Weighted average common stock outstanding-
(in thousands)	23,551	23,389	23,156	21,679	18,726
Cash dividend per common share	$3.36	$3.24	$3.16	$3.12	$3.08

	As of December 31,
	2006		2005(1)		2004(1)		2003(1)		2002(1)
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$2,669,187		$2,431,629		$2,371,194		$1,984,122		$1,762,221
Net investment in real estate	2,204,172		2,042,589		2,041,542		1,718,359		1,554,209
Real estate under development	103,487		54,416		38,320		55,183		143,818
Total assets	2,485,840		2,239,290		2,217,217		1,916,811		1,806,299
Total secured indebtedness	1,186,554		1,129,918		1,161,184		976,545		823,389
Total unsecured indebtedness	225,000		225,000		155,800		12,500		126,500
Cumulative convertible preferred stock	145,912		-		-		-		-
Cumulative redeemable preferred stock	25,000		25,000		25,000		25,000		-
Stockholders' equity (less redeemable preferred stock)	587,209		555,967		566,277		556,399		485,691

	As of and for the years ended December 31,
	2006		2005(1)		2004(1)		2003(1)		2002(1)
OTHER DATA:
Interest coverage ratio(2)	2.9	X	2.8	X	3.1	X	3.2	X	3.5	X
Same-Property gross operating margin(3)(4)	67%		66%		65%		66%		68%
Average Same-Property monthly rental rate per
apartment unit(4)(5)	$1,224		$1,149		$1,055		$1,088		$1,108
Average Same-Property monthly operating expenses
per apartment unit(4)(6)	$414		$395		$331		$325		$310
Total apartment units (at end of period)	27,553		26,587		25,518		26,012		23,699
Same-Property occupancy rate(7)	96%		97%		96%		96%		95%
Total Properties (at end of period)	130		126		131		132		123

	Years Ended December 31,
	2006		2005(1)		2004(1)		2003(1)		2002(1)
			(Dollars in thousands)
RECONCILIATION OF NET INCOME TO
ADJUSTED EBITDA (2):
Net income	$62,748		$79,716		$79,693		$35,090		$48,640
Interest expense	72,898		70,784		60,709		49,985		41,641
Tax expense	525		2,538		257		-		-
Depreciation and amortization	80,147		76,848		68,609		53,796		41,501
Amortization of deferred financing costs	2,743		1,947		1,560		1,187		743
Gain on the sales of real estate	-		(6,391)		(7,909)		-		(145)
Gain on the sales of co-investment activities, net	-		(18,116)		(39,242)		-		(705)
Minority interests	19,309		20,936		28,332		26,030		27,372
Income from discontinued operations (net of minority interest)	(27,411)		(30,065)		(4,918)		(5,913)		(11,932)
Adjusted EBITDA(2)	210,959		198,197		187,091		160,175		147,115
Interest expense	72,898		70,784		60,709		49,985		41,641
Interest coverage ratio(2)	2.9	X	2.8	X	3.1	X	3.2	X	3.5	X

(1)
The above financial and operating information from January 1, 2002 through December 31, 2003 reflect the retroactive adoption of FIN 46R and SFAS No. 123. The 2005 balance sheet and results of operations for 2005, 2004, 2003, and 2002 have been reclassified to reflect discontinued operations for properties sold subsequent to December 31, 2005 or held for sale as of December 31, 2006.

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

(4)
A stabilized apartment community, or “Same-Property” apartment units (as defined in Item 7), are those units in properties that the Company has consolidated for the entire two years as of the end of the period set forth. The number of apartment units in such properties may vary at each year-end. Percentage changes in averages per unit do not correspond to total Same-Property revenues and expense percentage changes which are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

(7)
Occupancy rates are based on financial occupancy. For an explanation of how financial occupancy is calculated, see Item 7 - Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the west coast of the United States. The Company owns all of its interests in its real properties, directly or indirectly, through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of December 31, 2006, had an approximately 90.4% general partner interest in the Operating Partnership.

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

As of December 31, 2006, we had ownership interests in 130 apartment communities, comprising 27,553 apartment units. Our apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)
Other Regions (Portland metropolitan area, Houston, Texas, and property owned by a TRS)

As of December 31, 2006, we also had ownership interests in three office buildings (with approximately 166,340 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites).

As of December 31, 2006, our development pipeline was comprised of two development projects, seven predevelopment projects, four TRS projects, and one joint venture development, aggregating 2,478 units, with total incurred costs of $103.5 million, and estimated remaining project costs of approximately $663.5 million for total estimated project costs of $767.0 million.

By region, the Company's operating results and rent growth analysis are as follows:

Southern California Region: As of December 31, 2006, this region represented 48% of our apartment units. During the year ended December 31, 2006, Same-Property (as defined below) revenues increased 5.8% as compared to 2005. The Company expects in 2007 new residential supply of 24,200 single family homes and 18,300 apartment units which represents a total new supply of 0.8% of existing stock. The Company expects this region to add 99,000 new jobs and generate market rent growth of approximately 4.5% in 2007.

Northern California Region: As of December 31, 2006, this region represented 27% of our apartment units. Same-Property revenues increased 8.4% in 2006 as compared to 2005. The Company expects in 2007 new residential supply of 9,000 single family homes and 7,300 apartment units which represents a total new supply of 0.7% of existing stock. The Company expects this region to add 55,000 new jobs and generate market rent growth of approximately 6.75% in 2007.

Seattle Metro Region: As of December 31, 2006, this region represented 20% of our apartment units. Same-Property revenues increase 9.2% in 2006 as compared to 2005. The Company expects in 2007 new residential supply of 10,500 single family homes and 3,200 apartment units which represents a total new supply of 1.3% of existing stock. The Company expects this region to add 38,000 new jobs and generate market rent growth of approximately 7.5% in 2007.

Other Regions: As of December 31, 2006, the Portland region represented 3% of our apartment units, and the remaining 2% of our units relate to a property located in Houston, Texas and a property owned by a TRS. For the Portland metropolitan area Same-Property revenues increased 7.0% in 2006 as compared to 2005. The Company expects in 2007 for the Portland metropolitan area new residential supply of 11,000 single family homes and 3,400 apartment units which represents a total new supply of 1.8% of existing stock. The company expects the Portland metropolitan area to add 27,000 new jobs and generate market rent growth of approximately 5.0% in 2007.

The Company’s consolidated apartment communities are as follows:

	As of December 31, 2006		As of December 31, 2005
	Apartment Homes	%	Apartment Homes	%
Southern California	13,285	48%	13,382	50%
Northern California	7,490	27%	6,557	25%
Seattle Metro	5,441	20%	5,471	21%
Other Regions	1,337	5%	1,177	4%
Total	27,553	100%	26,587	100%

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Average financial occupancy rates of the Company’s stabilized apartment communities or “Same-Properties” (properties consolidated by the Company for each of the years ended December 31, 2006 and 2005) decreased to 96.4% for the year ended December 31, 2006 from 96.6% for the year ended December 31, 2005. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Company’s Same-Property portfolio for financial occupancy for the years ended December 31, 2006 and 2005 are as follows:

	Years ended
	December 31,
	2006	2005
Southern California	96.3%	96.5%
Northern California	96.7%	97.1%
Seattle Metro	96.9%	96.7%
Other Regions	95.2%	95.3%

The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2006	2005	Change	Change
Property Revenues (dollars in thousands)
Same-Properties:
Southern California	53	$174,156	$164,550	$9,606	5.8%
Northern California	16	54,887	50,625	4,262	8.4
Seattle Metro	21	48,663	44,551	4,112	9.2
Other Regions	5	10,256	9,578	678	7.1
Total Same-Property revenues	95	287,962	269,304	18,658	6.9
Non-Same Property Revenues (1)		55,082	41,666	13,416	32.2
Total property revenues		$343,044	$310,970	$32,074	10.3%

(1) Includes properties acquired after January 1, 2005, ten redevelopment communities, three office buildings, two recreational vehicle parks, and one manufactured housing community.

Same-Property Revenues increased by $18.7 million or 6.9% to $288.0 million for the year ended 2006 compared to $269.3 million for the year ended 2005. The increase was primarily attributable to an increase in rental rates of

$17.4 million or 6.5%, an increase of $0.7 million in revenue from the ratio utility billing system (“RUBS”), an increase of $0.7 million in ancillary property income, and a decrease in rent concessions of $0.9 million compared to the year ended December 31, 2005. Delinquency was consistent for the two years, and occupancy was stable for the first three quarters of 2006 compared to 2005, but in the fourth quarter of 2006 occupancy decreased by $0.9 million compared to fourth quarter of 2005.

Non-Same Property Revenues increased by $13.4 million or 32.2% to $55.1 million for the year ended 2006 compared to $41.7 million for the year ended 2005. The increase in non-same property revenues was primarily due to eight properties acquired since January 1, 2005.

Management and other fees from affiliates decreased by approximately $5.9 million or 54% for 2006 due primarily to $7.1 million in promote income recorded during 2005 related to the sale of Fund I assets, as compared to $1.2 million in promote income from Fund I during 2006.

Total Expenses increased $15.3 million or 5% to $297.6 million for 2006 from $282.3 million for 2005. The increase was primarily due to increases in utility expense, real estate taxes, insurance expense, and salaries. Utility expense increased by $3.1 million over the prior year due mainly to higher natural gas and electrical prices in the first two quarters of 2006. Real estate taxes increased $2.8 million over the prior year due mainly to increases in assessment of properties in the Pacific Northwest and new acquisitions. Insurance expense increased $0.9 million over prior year due to increases in earthquake and property liability premiums. Salaries increased mainly due to an increase in payroll salaries over the prior year, an increase in equity based compensation expense, and higher operating expenses due to the acquisition of eight properties in the past year.

Interest expense increased by $2.1 million or 3% for 2006 to $72.9 million, net of $3.9 million in capitalized interest, compared to $70.8 million, net of $ 1.1 in capitalized interest for 2005. The increase was mainly due to an increase in total outstanding debt of $57 million between 2006 and 2005, and higher short-term borrowing rates.

Other expenses decreased $4.1 million or 70% to $1.8 million for 2006 compared to $5.8 million for 2005. During 2006, the Company incurred $970 in net pursuit costs related to the Company’s attempt to acquire the Town & Country REIT in the first quarter of 2006 and the Company recorded a $0.8 million impairment charge on a property in Houston, Texas during the third quarter of 2006. During 2005, the Company recorded the following other expenses: (i) a $1.5 million charge related to a legal settlement, (ii) $1.4 million in incentive compensation costs related to $6.1 million in interest income realized on The Essex on Lake Merritt participating loan in the third quarter of 2005, (iii) an impairment loss of $1.3 million related to a property in Houston, Texas in the fourth quarter of 2005, and (iv) pre-payment penalties and write-off of deferred charges in the amount of $1.6 million related to the early termination of various mortgage notes payable during the fourth quarter of 2005.

Gain on sale of real estate was $0 for 2006 compared to a gain of $6.4 million recorded for 2005 resulting from the recognition of a $5 million deferred gain due to the sale of The Essex on Lake Merritt and $1.4 million from TRS activity.

Interest and other income was comprised of $1.7 million for a gain on the sale of the Town & Country stock recorded during the first quarter for 2006, $0.7 million of interest income earned on notes receivables, $0.2 million in forfeited deposits from a potential disposition and approximately $1.9 million in interest income on cash balances, as compared to $6.1 million in interest income from the Essex on Lake Merritt participating loan recorded in the third quarter of 2005. Lease income from the RV parks was consistent for both periods.

Equity (loss) income in co-investments decreased $20.1 million for 2006 primarily due to gains from the sale of Fund I properties during 2005 totaling $18.1 million. For 2006 the Company recorded a net loss on its investment in Fund II of $1.5 million, and there were no property sales in Fund I or II during 2006.

Income tax provision decreased by $2.0 million during 2006 due to less taxable income related to TRS activity.

Income from discontinued operations for 2006 relates to the gain on sale of 45 Peregrine Point condominiums for $2.0 million, a gain on sale of the Vista Pointe joint venture property for $8.8 million plus fees and promote income from that sale of $8.2 million, a gain of $3.1 million on the sales of the Vista Capri East, Casa Tierra, and Diamond Valley properties, and a gain of $6.7 million on the sale of Emerald Palms property. Discontinued operations for 2005 relates to the sale of the Eastridge Apartments in the second quarter of 2005, for a gain on sale of $28.5 million, a gain of $0.7 million attributed to the sale of four small assets, and $1.2 million in rental revenues related to the Eastridge property. The City Heights apartment community was held for sale as of December 31, 2006, and operations for this property were reclassified to discontinued operations for all periods presented in the accompanying consolidated statements of operations.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Average financial occupancy rates of the Company’s 2005/2004 Same-Property portfolio (properties consolidated by the Company for each of the years ended December 31, 2005 and 2004) for the year ended December 31, 2005 increased to 96.6% from 95.4% for the year ended December 31, 2004.

The regional breakdown of the Company’s 2005/2004 Same-Property portfolio for financial occupancy for the years ended December 31, 2005 and 2004 are as follows:
	Years ended
	December 31,
	2005	2004
Southern California	96.5%	95.5%
Northern California	97.1%	95.5%
Seattle Metro	96.7%	95.2%
Other Regions	95.3%	93.6%

The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to 2005/2004 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2005	2004	Change	Change
Property Revenues (dollars in thousands)
2005/2004 Same-Properties:
Southern California	45	$119,914	$113,574	$6,340	5.6%
Northern California	16	51,727	50,577	1,150	2.3
Seattle Metro	20	41,079	39,548	1,531	3.9
Other Regions	5	9,578	9,301	277	3.0
Total 2005/2004 Same-Property revenues	86	222,298	213,000	9,298	4.4
2005/2004 Non-Same Property Revenues (1)		88,672	61,170	27,502	45.0
Total property revenues		$310,970	$274,170	$36,800	13.4%

(1) Includes properties acquired subsequent to January 1, 2004, seven redevelopment communities, two development communities, three office buildings, three recreational vehicle parks, and one manufactured housing community.

2005/2004 Same-Property revenues increased by $9.3 million or 4.4% to $222.3 million for the year ended 2005 from $213.0 million for the year ended 2004. The majority of this increase was due to rental rate growth of 4.0% or $5.0 million attributable to the 2005/2004 Same-Properties located in Southern California and rental rate growth of 1.1% or approximately $0.5 million attributable to the 2005/2004 Same-Properties located in the Seattle Metro area. The apartment communities properties located in Northern California achieved rental rate growth of 0.7% or approximately $0.4 million. Property revenues for 2005/2004 Same-Properties also increased due to an increase in occupancy from 95.4% in 2004 to 96.6% for 2005, for an increase in revenues of $1.9 million. Rent concessions also decreased in the second half of 2005, which increased 2005 revenues by $0.4 million for the 2005/2004 Same-Property portfolio.

2005/2004 Non-Same Property Revenues increased by $27.5 or 45.0% to $88.7 million for 2005 from $61.2 million for 2004. The increase was primarily generated from communities acquired and or developed and increased rents from redeveloped properties. Subsequent to January 1, 2004, the Company acquired 16 apartment communities or 3,262 units and completed the construction of 756 units.

Management and other fees from affiliates decreased by approximately $12.2 million in 2005 due primarily to the promote income from Fund I being reduced from $18.3 million in 2004 to $7.0 million in 2005 as Fund I finished the liquidation of its assets. Development and redevelopment fees from Fund I decreased by $1.1 million during 2005 from $1.3 million in 2004 to $0.2 million in 2005 as the expenditures for Fund I’s development assets decreased as the assets were sold in the second half of 2004 and early 2005.

Total Expenses increased 15% to $282.2 million for 2005 from $245.6 million for 2004. The increase was due primarily to depreciation and amortization, real estate taxes, property operating expenses, and other expenses. For 2005 as compared to 2004, depreciation and amortization increased 12% or $8.2 million, real estate taxes increased 12% or $2.9 million, and property operating expenses increased 11% or $8.1 million due to the purchase of 16 apartment communities since January 1, 2004.

Interest expense increased 17% to $70.8 million, net of $1.1 of capitalized interest for 2005, as compared to $60.7 million, net of $2.0 million of capitalized interest, for 2004. The increase was primarily due to an increase in LIBOR during 2005, and during the fourth quarter of 2005 the Company issued $225 million in exchangeable bonds. The proceeds from the bond issuance were used to pay the lines of credit and certain mortgage notes payable, and repurchase $25 million in common stock.

Other expenses were $5.8 million for 2005. During 2005, the Company recorded the following other expenses: (i) a $1.5 million charge related to a legal settlement, (ii) $1.4 million in incentive compensation costs related to $6.1 million in interest income realized on The Essex on Lake Merritt participating loan in the third quarter of 2005, (iii) an impairment loss of $1.3 million related to a property in Houston, Texas in the fourth quarter of 2005, and (iv) pre-payment penalties and write-off of deferred charges in the amount of $1.6 million related to the early termination of various mortgage notes payable during the fourth quarter of 2005.

Gain on sale of real estate decreased by $1.5 million for 2005 to $6.4 million compared to $7.9 million recorded in 2004. During 2005, Essex recognized $5.0 million in gains previously deferred in 2004 on the sale of Essex on Lake Merritt and $1.4 million in gains from our TRS activity. The gain of $7.9 million recorded in the third quarter of 2004 related to the sale of The Essex on Lake Merritt.

Interest and other income increased by $5.4 million to $8.5 million for 2005 compared to $3.1 million for 2004. The increase is primarily attributable to the receipt of $6.1 million in interest income related to The Essex on Lake Merritt participating loan in 2005.

Equity (loss) income in co-investments decreased by $22.1 million to $18.6 million for 2005 compared to $40.7 million in 2004. During 2005 the Company recorded its pro-rata allocation of gains of $18.1 million on sales of Fund I properties. During 2004, the Company recorded its pro-rata allocation of gains of $39.2 million on sales of Fund I properties and the sale of its direct interest in Coronado at Newport - North.

Income tax provision increased by $2.3 million during 2005 due to taxable income related to TRS activity.

Income from discontinued operations increased by $25.1 million to $30.1 million for 2005 from $4.9 million for 2004, due primarily from the sale of the Eastridge apartments in the second quarter of 2005, and the sale of four small assets during the first quarter of 2005.

Liquidity and Capital Resources

Standard and Poor's has issued a corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio, L.P.

At December 31, 2006, the Company had $9.7 million of unrestricted cash and cash equivalents. We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2007. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Essex has a $200 million unsecured line of credit and, as of December 31, 2006, there was no outstanding balance on the line. This facility matures in March 2009, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to our corporate ratings and is currently LIBOR plus 0.8%. We also have a $100 million credit facility from Freddie Mac, which is secured by eight of Essex's apartment communities. As of December 31, 2006, we had $93.0 million outstanding under this line of credit, which bears an average interest rate of 6.2% and matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate. Fund II has a credit facility aggregating $56 million. This line bears interest at LIBOR plus 0.875%, and matures on June 30, 2007. The Company has the capacity to issue up to approximately $20 million in equity securities, and the Operating Partnership has the capacity to issue up to $250 million of debt securities under our existing shelf registration statements.

During the third quarter of 2006, the Company sold 5,980,000 million shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of $149.5 million. Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions. The conversion rate will initially be .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events). On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.

Essex, through its Operating Partnership, has $225 million of outstanding exchangeable senior notes (the “Notes”) with a coupon of 3.625% due 2025. The Notes are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Company. On or after November 1, 2020, the Notes will be exchangeable at the option of the holder into cash and, in certain circumstances at Essex’s option, shares of the Company’s common stock at an initial exchange price of $103.25 per share subject to certain adjustments. The Notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events. On or after November 4, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any). Note holders may require the Operating Partnership to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the Notes on November 1, 2010, November 1, 2015 and November 1, 2020.

As of December 31, 2006, our mortgage notes payable totaled $1.1 billion which consisted of $907.2 million in fixed rate debt with interest rates varying from 4.14% to 8.18% and maturity dates ranging from 2007 to 2015 and $186.3 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 4.6%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2006 to 2034, and are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

Derivative Activity

As of December 31, 2006 the Company had entered into forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2007 to July 2011. These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between April 2007 and July 2011. The decrease in the fair value of these derivatives during the year ended December 31, 2006 was approximately $2.9 million and is reflected in accumulated other comprehensive (loss) income in the Company’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during the year ended December 31, 2006.

Issuance of Common Stock

During 2006, the Company issued and sold approximately 427,700 shares of common stock for $48.3 million, net of fees and commissions, under its Controlled Equity Offering program; the average price per share was $115.16. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds from such sales to fund development and redevelopment pipelines. The Company used the net proceeds from the common stock sales to pay down outstanding borrowings under the Company’s lines of credit, to fund real estate investments and for general corporate purposes.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2006, non-revenue generating capital expenditures totaled approximately $814 per unit. The Company expects to incur approximately $850 per unit in non-revenue generating capital expenditures for the year ended December 31, 2007. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2007 and/or the funding thereof will not be significantly different than the Company’s current expectations.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations; or, in the case of TRS development projects, have not yet been sold. As of December 31, 2006, excluding development projects owned by Fund II, the Company had two development projects comprised of 513 units for an estimated cost of $167.3 million, of which $126.9 million remains to be expended. See discussion in the section, “Risks that development activities will be delayed or not completed and/or fail to achieve expected results” in Item 1A, Risk Factors, of this Form 10-K.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities. As of December 31, 2006, the Company had development communities aggregating 1,845 units that were classified as predevelopment projects. The estimated total cost of the predevelopment pipeline at December 31, 2006 is $557.0 million, of which $514.8 million remains to be expended.

The Company had four other development projects owned by TRS entities that are under development aggregating 120 units. The estimated total cost of the other development projects at December 31, 2006 is $42.0 million, of which $21.8 million remains to be expended. The Company has also incurred $0.7 million in costs related to a joint venture development with a third party.

The Company expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment Pipeline

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least a 10 percent return on the incremental renovation investment. Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities. During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations. As of December 31, 2006, the Company had ownership interests in twelve major redevelopment communities aggregating 3,648 apartment units with estimated redevelopment costs of $90.2 million, of which approximately $51.2 million remains to be expended. These amounts exclude redevelopment projects owned by Fund II.

Alternative Capital Sources

Fund II has eight institutional investors, including the Company, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II invests in apartment communities in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area. Subject to certain exceptions, Fund II has been Essex’s primary investment vehicle during 2005 and 2006. As of October 2006, Fund II was fully invested and closed for any future acquisitions or development. As of December 31, 2006, Fund II owned 11 apartment communities and three development projects. Consistent with Fund I, Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at December 31, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

		2008 and	2010 and
(In thousands)	2007	2009	2011	Thereafter	Total
Mortgage notes payable	$69,108	$204,081	$312,403	$507,962	$1,093,554
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	-	93,000	-	93,000
Interest on indebtedness	68,060	93,658	175,655	140,378	477,751
Development commitments	66,500	61,900	-	-	128,400
Redevelopment commitments	33,592	17,585	-	-	51,177
Essex Apartment Value Fund II, L.P.
capital commitment	19,400	8,397	-	-	27,797
	$256,660	$385,621	$581,058	$873,340	$2,096,679

Variable Interest Entities

Consolidated Variable Interest Entities

In accordance FIN 46R, the Company consolidates 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Company, and building improvements owned by a third-party in which the Company owns the land underlying the improvements and from which the Company receives land lease payments, subordination, and property management fees. The Company consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Company's total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $269.5 million and $145.5 million, respectively, at December 31, 2006 and $230.9 million and $146.7 million, respectively, at December 31, 2005.

Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $140.3 million and $141.8 million as of December 31, 2006 and 2005, respectively.

Unconsolidated Variable Interest Entities

As of December 31, 2006 the Company is involved with two VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of December 31, 2006 were approximately $78.5 million and $58.4 million, respectively. The Company does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards of various entities; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; and (iii) internal cost capitalization. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's anticipated development projects in 2007, the anticipated performance of the second Essex Apartment Value Fund ("Fund II"), the anticipated performance of existing properties, anticipated results from various geographic regions and the Company’s investment focus in such regions, statements regarding the Company's financing activities, and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that the Company's 2007 development strategy will change, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption “Potential Factors Affecting Future Operating Results” below and those discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of today, and the Company assumes no obligation to update this information.

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

Funds From Operations (FFO)

FFO is a financial measure that is commonly used in the REIT industry. Essex presents funds from operations as a supplemental performance measure. FFO is not used by Essex, nor should it be considered to be, as an alternative to net earnings computed under GAAP as an indicator of Essex’s operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of Essex’s ability to fund its cash needs.

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

The following table sets forth the Company’s calculation of FFO for 2006 and 2005 (in thousands except for per share data).

	For the year
	ended	For the quarter ended
	12/31/06	12/31/06	9/30/06	6/30/06	3/31/06
Net income available to common stockholders	$57,603,000	$15,060,000	$10,686,000	$22,023,000	$9,834,000
Adjustments:
Depreciation and amortization	83,034,000	21,602,000	20,666,000	20,675,000	20,091,000
Gains not included in FFO(1)	(19,666,000)	(7,090,000)	(714,000)	(8,800,000)	(3,062,000)
Minority interests and co-investments(2)	9,547,000	2,023,000	2,217,000	3,254,000	2,053,000
Funds from Operations	$130,518,000	$31,595,000	$32,855,000	$37,152,000	$28,916,000
Weighted average number of shares
outstanding diluted(3)	26,029,774	26,508,994	26,143,923	25,697,237	25,572,575

	For the year
	ended	For the quarter ended
	12/31/05	12/31/05	9/30/05	6/30/05	3/31/05
Net income available to common stockholders	$77,763,000	$4,725,000	$8,259,000	$38,390,000	$26,389,000
Adjustments:
Depreciation and amortization	80,126,000	20,033,000	20,323,000	20,043,000	19,727,000
Gains not included in FFO(1)	(52,335,000)	(1,032,000)	-	(35,072,000)	(16,231,000)
Minority interests and co-investments(2)	9,536,000	1,322,000	1,084,000	4,179,000	2,951,000
Funds from Operations	$115,090,000	$25,048,000	$29,666,000	$27,540,000	$32,836,000
Weighted average number of shares
outstanding diluted(3)	25,693,637	25,538,884	25,711,320	25,672,234	25,655,571

(1)	Amount includes gain equivalent to accumulated depreciation on Peregrine Point condominium sales.
(2)
Amount includes the following: (i) minority interest related to Operating Partnership units, (ii) depreciation add back for Fund II assets and minority interests and (iii) joint venture NOI not recognized for GAAP.

(3)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

The following table sets forth the Company’s cash flows for 2006 and 2005 (in thousands).

	For the year
	ended	For the quarter ended
	12/31/06	12/31/2006	9/30/2006	6/30/2006	3/31/2006
Cash flow provided by (used in):
Operating activities	$159,935	$20,021	$69,401	$26,642	$43,871
Investing activities	(312,876)	(47,484)	(162,170)	(29,489)	(73,733)
Financing activities	148,266	6,983	113,889	2,460	24,934

	For the year
	ended	For the quarter ended
	12/31/05	12/31/05	9/30/05	6/30/05	3/31/05
Cash flow provided by (used in):
Operating activities	$124,609	$17,957	$40,023	$28,145	$38,484
Investing activities	(30,843)	(11,629)	(31,080)	22,518	(10,652)
Financing activities	(90,073)	(11,358)	(22,652)	(30,109)	(25,954)

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of December 31, 2006, we have entered into nine forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt. The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the refinancing of the Company’s long-term debt between 2007 and 2011. As of December 31, 2006, the Company also had $186.3 million of variable rate indebtedness, of which $182.8 million is subject to interest rate cap protection. All of our derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2006. The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of December 31, 2006. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in LIBOR by 50 basis points, as of December 31, 2006.

			Carrying and
	Notional	Maturity	Estimate Fair	+ 50 LIBOR	- 50 LIBOR
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$450,000	2007-2011	$(2,293)	$12,245	$(17,982)
Interest rate caps	182,849	2008-2011	20	57	4
Total cash flow hedges	$632,849	2007-2011	$(2,273)	$12,302	$(17,978)

Interest Rate Sensitive Liabilities

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of December 31, 2006 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the

Company’s $1.13 billion of fixed rate mortgage notes payable and exchangeable bonds at December 31, 2006 is approximately $1.22 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.

	For the Years Ended December 31
	2007(1)	2008(2)	2009	2010(3)	2011(4)	Thereafter		Total	Fair value
(In thousands)
Fixed rate debt	$69,108	$179,494	$24,587	$156,875	$155,528	$546,623		$1,132,215	$1,222,195
Average interest rate	6.0%	6.8%	6.9%	8.0%	6.6%	6.6%
Variable rate LIBOR debt	$-	$-	$-	$93,000	$-	$186,339	(5)	$279,339	$279,339
Average interest rate	-	-	-	6.2%	-	4.6%

(1) $50 million covered by a forward-starting swap at a fixed rate of 4.927%, with a settlement date on or before October 1, 2007.

(2) $50 million covered by a forward-starting swap at a fixed rate of 4.869%, with a settlement date on or before October 1, 2008. Also, $25 million covered by a forward-starting swap at a fixed rate of 5.082%, with a settlement date on or before January 1, 2009.

(3) $150 million covered by three forward-starting swaps with fixed rates ranging from 5.099% to 5.824%, with a settlement date on or before
January 1, 2011.

(4) $125 million covered by forward-starting swaps with fixed rates ranging from 5.655% to 5.8795%, with a settlement date on or before February 1, 2011. $50 million covered by a forward-starting swap with a fixed rate of 5.535%, with a settlement date on or before July, 1 2011. The Company intends to encumber certain unencumbered assets during 2011 in conjunction with the settlement of these forward-starting swaps.

(5) $182,849 subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2006; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 8, 2007.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 8, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 8, 2007.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 8, 2007.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 8, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements	Page
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets: As of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations: Years ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Stockholders’ Equity: Years ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Cash Flows: Years ended December 31, 2006, 2005 and 2004	F-7
Notes to the Consolidated Financial Statements	F-9
(2) Financial Statement Schedule - Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2006	F-32
(3) See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Essex Property Trust, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Essex Property Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Essex Property Trust, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Essex Property Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006 and the related financial statement schedule III, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 28, 2007

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollars in thousands, except share amounts)

	2006	2005
ASSETS
Real estate:
Rental properties:
Land and land improvements	$560,880	$541,232
Buildings and improvements	2,108,307	1,890,397
	2,669,187	2,431,629
Less accumulated depreciation	(465,015)	(389,040)
	2,204,172	2,042,589

Real estate - held for sale, net	41,221	42,478
Real estate under development	103,487	54,416
Investments	60,451	27,228
	2,409,331	2,166,711
Cash and cash equivalents-unrestricted	9,662	14,337
Cash and cash equivalents-restricted	13,948	13,937
Notes receivable and other receivables from related parties	1,209	1,173
Notes and other receivables	18,195	5,215
Prepaid expenses and other assets	20,632	22,899
Deferred charges, net	12,863	15,018
Total assets	$2,485,840	$2,239,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$1,060,704	$1,072,068
Motgage notes payable - held for sale	32,850	32,850
Exchangeable bonds	225,000	225,000
Lines of credit	93,000	25,000
Accounts payable and accrued liabilities	38,614	32,982
Dividends payable	24,910	22,496
Other liabilities	14,328	12,520
Deferred gain	2,193	2,193
Total liabilities	1,491,599	1,425,109
Commitments and contingencies
Minority interests	236,120	233,214
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,980,000 issued and outstanding	145,912	-
Stockholders' equity:
Common stock; $.0001 par value, 649,702,178 shares authorized;
23,416,295 and 22,858,953 shares issued and outstanding	2	2
Cumulative redeemable preferred stock; $.0001 par value:
7.8125% Series F - 1,000,000 shares authorized,
issued and outstanding, liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares
authorized and no shares issued and outstanding	-	-
Additional paid-in capital	686,937	632,646
Distributions in excess of accumulated earnings	(97,457)	(77,341)
Accumulated other comprehensive (loss) income	(2,273)	660
Total stockholders' equity	612,209	580,967

Total liabilities and stockholders' equity	$2,485,840	$2,239,290

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share and share amounts)

	2006	2005	2004
Revenues:
Rental and other property	$343,044	$310,970	$274,170
Management and other fees from affiliates	5,030	10,951	23,146
	348,074	321,921	297,316
Expenses:
Property operating, excluding real estate taxes	88,505	81,241	73,112
Real estate taxes	29,278	26,469	23,589
Depreciation and amortization	80,147	76,848	68,609
Interest	72,898	70,784	60,709
Amortization of deferred financing costs	2,743	1,947	1,560
General and administrative	22,235	19,148	18,042
Other expenses	1,770	5,827	-
	297,576	282,264	245,621
Earnings from operations	50,498	39,657	51,695

Gain on sale of real estate	-	6,391	7,909
Interest and other income	6,176	8,524	3,077
Equity (loss) income in co-investments	(1,503)	18,553	40,683
Minority interests	(19,309)	(20,936)	(28,332)
Income before discontinued operations and tax provision	35,862	52,189	75,032
Income tax provision	(525)	(2,538)	(257)
Income before discontinued operations	35,337	49,651	74,775

Income from discontinued operations (net of minority interests)	27,411	30,065	4,918
Net income	62,748	79,716	79,693
Dividends to preferred stockholders	(5,145)	(1,953)	(1,952)
Net income available to common stockholders	$57,603	$77,763	$77,741
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$1.31	$2.08	$3.18
Income from discontinued operations	1.19	1.30	0.21
Net income available to common stockholders	$2.50	$3.38	$3.39

Weighted average number of shares outstanding during the year	23,081,682	23,038,561	22,921,225
Diluted:
Income before discontinued operations available to common stockholders	$1.28	$2.03	$3.15
Income from discontinued operations	1.17	1.29	0.21
Net income available to common stockholders	$2.45	$3.32	$3.36

Weighted average number of shares outstanding during the year	23,551,042	23,388,503	23,156,301

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series F				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	Total
Balances at December 31, 2003	1,000	$25,000	22,833	$2	$642,643	$(86,246)	$-	$581,399
Net income	-	-	-	-	-	79,693	-	79,693
Issuance of common stock under
stock-based compensation plans	-	-	155	-	6,058	-	-	6,058
Issuance of common stock	-	-	53	-	2,307	-	-	2,307
Reallocation of minority interest	-	-	-	-	(4,264)	-	-	(4,264)
Dividends declared	-	-	-	-	-	(73,916)	-	(73,916)
Balances at December 31, 2004	1,000	25,000	23,041	2	646,744	(80,469)	-	591,277
Comprehensive income:
Net income	-	-	-	-	-	79,716	-	79,716
Change in fair value of cash flow hedges	-	-	-	-	-	-	660	660
Comprehensive income								80,376
Issuance of common stock under
stock-based compensation plans	-	-	103	-	5,767	-	-	5,767
Retirement of common stock	-	-	(286)	-	(25,000)	-	-	(25,000)
Reallocation of minority interest (1)	-	-	-	-	5,135	-	-	5,135
Dividends declared	-	-	-	-	-	(76,588)	-	(76,588)
Balances at December 31, 2005	1,000	25,000	22,858	2	632,646	(77,341)	660	580,967
Comprehensive income:
Net income	-	-	-	-	-	62,748	-	62,748
Change in fair value of cash flow hedges	-	-	-	-	-	-	(2,933)	(2,933)
Comprehensive income								59,815
Issuance of common stock under
stock-based compensation plans	-	-	92	-	5,575	-	-	5,575
Issuance of common stock	-	-	427	-	48,273			48,273
Conversion/Reallocation of minority interest	-	-	39	-	443	-	-	443
Dividends declared	-	-	-	-	-	(82,864)	-	(82,864)
Balances at December 31, 2006	1,000	$25,000	23,416	$2	$686,937	$(97,457)	$(2,273)	$612,209

(1) During the twelve months ended December 31, 2005, the Company recorded a true-up of the reallocation of minority interest as of December 31, 2004. This true-up was not material to stockholders’ equity at either December 31, 2005 or December 31, 2004.

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$62,748	$79,716	$79,693
Minority interests	22,738	24,271	27,615
Adjustments to reconcile net income to net
cash provided by operating activities:
Gain on the sales of real estate	(22,096)	(37,802)	(7,909)
The Company's share of gain on the sales of co-investments assets	-	(18,115)	(39,241)
Impairment loss	800	1,300	718
Equity loss (income) of limited partnerships	1,503	(7,420)	(20,281)
Depreciation and amortization	83,036	80,075	72,923
Amortization of deferred financing costs	2,743	1,970	1,587
Changes in operating assets and liabilities:
Prepaid expenses and other assets	493	(4,762)	(1,189)
Accounts payable and accrued liabilities	6,162	4,709	5,942
Other liabilities	1,808	667	1,842
Net cash provided by operating activities	159,935	124,609	121,700
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(199,107)	(91,496)	(229,437)
Improvements to recent acquisitions	(5,238)	(5,009)	(10,062)
Redevelopment	(25,609)	(14,229)	(8,056)
Revenue generating capital expenditures	(4,788)	(2,933)	(2,483)
Non-revenue generating capital expenditures	(19,120)	(14,568)	(10,095)
Disposition of real estate	38,092	68,585	143,549
Decrease (increase) in restricted cash	4,371	7,318	(10,080)
Additions to notes receivable from investees,
other related parties and other receivables	(26,125)	(3,220)	(5,365)
Repayments of notes from investees, other
related parties and other receivables	21,234	4,880	4,251
Net (contribution) distribution from to investments in
corporations and limited partnerships	(28,226)	44,690	31,129
Additions to real estate under development	(68,360)	(24,861)	(28,372)
Net cash used in investing activities	(312,876)	(30,843)	(125,021)
Cash flows from financing activities:
Proceeds from mortgage and other notes payable and lines of credit	324,228	205,096	447,870
Repayment of mortgage and other notes payable and lines of credit	(266,965)	(389,363)	(287,359)
Additions to deferred charges	(587)	(6,339)	(4,050)
Proceeds from exchangeable bonds	-	225,000	-
Retirement of common stock	-	(25,000)	-
Net proceeds from stock options exercised	4,287	4,489	5,483
Net proceeds from issuance of common stock	48,273	-	-
Net proceeds from issuance of preferred stock, Series G	145,912	-	-
Redemption of minority interest partners	(4,779)	(4,528)	(7,080)
Redemption of minority interest Series E preferred units	-	-	(55,000)
Distributions to minority interest partners	(21,657)	(23,165)	(27,948)
Dividends paid	(80,446)	(76,263)	(72,719)
Net cash provided by (used in) financing activities	148,266	(90,073)	(803)
Net (decrease) increase in cash and cash equivalents	(4,675)	3,693	(4,124)
Cash and cash equivalents at beginning of year	14,337	10,644	14,768
Cash and cash equivalents at end of year	$9,662	$14,337	$10,644

            See accompanying notes to consolidated financial statements.                 (Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3,900, $1,100 and $1,997
capitalized in 2006, 2005 and 2004, respectively	$68,686	$71,619	$60,007
Supplemental disclosure of noncash investing and
financing activities:
Mortgage notes payable assumed in connection
with the purchase of real estate	$-	$-	$167,635
Issuance of Operating Partnership units in
connection with the purchase of real estate	$7,704	$-	$4,805

                                                                                      (Concluded)

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands, except for per share and per unit amounts)

(1) Organization

The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. (the Operating Partnership, which holds the operating assets of the Company). The Company was incorporated in the state of Maryland in March 1994. On June 13, 1994, the Company commenced operations with the completion of an initial public offering (the “Offering”) in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112.1 million were used to acquire a 77.2% general partnership interest in the Operating Partnership.

The Company has a 90.4% general partner interest and the limited partners own a 9.6% interest in the Operating Partnership as of December 31, 2006. The limited partners may convert their 2,495,048 Operating Partnership units into an equivalent number of shares of common stock. The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

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

As of December 31, 2006, the Company operates and has ownership interests in 130 apartment communities (totaling 27,553 units), two recreational vehicle parks (comprising 338 spaces), three office buildings (aggregating to approximately 166,340 square feet), and one manufactured housing community (containing 157 sites) (collectively, the “Properties”). The Properties are located in Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), Seattle, Washington and other regions (Portland, Oregon metropolitan area, Houston, Texas).

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated. We use the equity method to account for investments that do not qualify as variable interest entities and where we do not own a majority of the economic interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and distributions are credited against the investment as received.

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Company, and the building improvements owned by a third-party in which the Company owns the land underlying these improvements and from which the Company receives land lease payments, subordination, and property management fees. The Company consolidates these entities because it is deemed the primary beneficiary under FIN 46R. The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $269.5 million and $145.5 million, respectively, at December 31, 2006 and $230.9 million and $146.7 million, respectively, at December 31, 2005. These VIEs were encumbered by third-party, non-recourse loans totaling $140.3 million and $141.8 million as of December 31, 2006 and 2005, respectively.

The Down REIT entities that collectively own ten apartment communities (1,831 units) were investments made under arrangements whereby Essex Management Company (“EMC”) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. At December 31, 2006, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,256,787. As of December 31, 2006 and 2005, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Minority interests include the 9.6% and 9.7% limited partner interests in the Operating Partnership not held by the Company at December 31, 2006 and 2005, respectively. The Company periodically adjusts the carrying value of minority interest in the Operating Partnership to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of minority interest in the Operating Partnership in the accompanying consolidated statements of stockholders’ equity. The minority interest balance also includes the Operating Partnership’s cumulative redeemable preferred units (see Note 12).

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Company.

As of December 31, 2006 the Company was involved with two VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities were approximately $78.5 million and $58.4 million, respectively, at December 31, 2006. As of December 31, 2005, the Company was involved with three VIEs, of which it was not deemed to be the primary beneficiary, and total assets and liabilities of these entities were approximately $92.9 million and $72.5 million, respectively. The Company does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

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

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes predevelopment costs incurred in the pursuit of new development opportunities, in the negotiation process, as well as the entitlement process with a high likelihood of the projects becoming development activities. Predevelopment costs for which a future development is no longer considered probable are charged to expense. All costs incurred with the predevelopment, development or redevelopment of real estate assets are capitalized if they are clearly associated with the predevelopment, development or redevelopment of rental property, or are associated with the construction or expansion of real property. Such capitalized costs include land, land improvements, allocated costs of the Company’s project management staff, construction costs, as well as interest and related loan fees, property taxes and insurance. Capitalization begins for predevelopment, development, and redevelopment projects when activity commences. Capitalization ends when the apartment home is completed and the property is available for a new residence.

In accordance with FASB’s Statement of Financial Accounting Standard No. 141 (“SFAS No. 141”) “Business Combinations,” the Company allocates the purchase price of real estate to land and building, and identifiable intangible assets, such as the value of above, below and at-market in-place leases. The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. The value of acquired at-market leases are amortized to expense over the term the Company expects to retain the acquired tenant, which is generally 20 months.

In accordance with SFAS No. 141 and its applicability to acquired in-place leases, we perform the following evaluation for properties we acquire:

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

During the second quarter of 2006, the Company recorded an impairment loss of $0.8 million and in fourth quarter of 2005 the Company recorded an impairment loss of $1.3 million resulting from write-downs of a property’s value in Houston, Texas, to reduce the property’s carrying value to its estimated fair value. The impairment charges are recorded in other expenses in the accompanying consolidated statements of operations. There was an impairment charge of $0.7 million recorded in the second quarter of 2004 related to the sale of an RV park in Hemet, California. That impairment charge was recorded in discontinued operations in the accompanying consolidated statements of operations. These properties were acquired as part of the Sachs Portfolio (see Note 1).

In the normal course of business, the Company will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. Essex classifies real estate as "held for sale" when all criteria under Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), "Accounting for the Impairment or Disposal of Long-Lived Assets" have been met. In accordance with SFAS No. 144, the Company presents income and gains/losses on properties sold as discontinued operations net of minority interests. Real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition. (See Note 7 for a description of the Company’s discontinued operations for 2006, 2005, and 2004).

(c) Investments and Joint Ventures

The Company owns investments in joint ventures and affiliates in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with FIN 46R. Therefore, we account for our interest using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Company’s equity in undistributed GAAP earnings or losses since its initial investment. The Company’s share of equity in income and gains on sales of real estate are included in other income in the accompanying consolidated statements of operations.

A majority of these investments and/or joint ventures compensate the Company for its asset management services and some of these investments may provide promote distributions if certain financial return benchmarks are achieved. Asset management fees are recognized where earned, and promote fees are recognized when the earnings events have occurred and there is sufficient GAAP earnings in the underlying entities. Asset management fees and promote fees are reflected in interest and other and equity income in co-investments, respectively, in the accompanying consolidated statements of operations.

(d) Revenues and Gains on Sale of Real Estate

Revenues from tenants renting or leasing apartment units, recreational vehicle park spaces or manufactured housing community spaces are recorded when due from tenants and are recognized monthly as they are earned, which is not materially different than on a straight-line basis. Units or spaces are rented under short-term leases (generally, lease terms of 6 to 12 months) and may provide no rent for one or two months, depending on the market conditions and leasing practices of our competitors in each sub-market at the time the leases are executed. Revenues from tenants leasing commercial space are recorded on a straight-line basis over the life of the respective lease.

The Company recognizes gains on sales of real estate when a contract is in place, a closing has taken place, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property.

(e) Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash balances relate primarily to reserve requirements for capital replacement at certain Properties in connection with the Company’s mortgage debt.

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. All existing instruments are considered cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2006.

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

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. The Company is hedging its exposure to the variability in future cash flows for a portion of its forecasted transactions over a maximum period of 54 months as of December 31, 2006.

(h) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(i) Income Taxes

Generally in any year in which the Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries (“TRSs”) discussed below has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 2006, as the Company has elected to be and believes it qualifies under the Code as a REIT and has made distributions during the periods in amounts to preclude us from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes TRSs for various revenue generating or investment activities. The TRSs’ are consolidated by the Company. The activities and tax related provisions, assets and liabilities are not material.

The status of cash dividends for the year ended December 31, 2006 related to Series G preferred stock is 100% ordinary income, and the status of cash dividends distributed for the years ended December 31, 2006, 2005, and 2004 related to common stock and Series F preferred stock are classified for tax purposes as follows:

	2006	2005	2004
Common stock:
Ordinary income	100.00%	74.91%	41.40%
Capital gains	0.00%	25.09%	58.60%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

	2006	2005	2004
Series F Preferred stock:
Ordinary income	100.00%	74.91%	41.40%
Capital gains	0.00%	25.09%	58.60%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

(j) Preferred Stock

The Company classifies its Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) based on Emerging Issues Task Force Topic D-98, (“EITF D-98”) “Classification and Measurement of Redeemable Securities.” The Series G Preferred Stock contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur. The redemption under these provisions is not solely within the Company’s control, thus the Company has classified the Series G Preferred Stock as temporary equity in the accompanying consolidated balance sheets.

The Company classifies its Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) based on EITF D-98. The Series F Preferred Stock contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur. The redemption under these provisions is within the Company’s control, and thus the Company has classified the Series F Preferred Stock as permanent equity in the accompanying consolidated balance sheets.

(k) Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 Revised (“SFAS No. 123(R)”), “Share-Based Payment”, a revision of SFAS No. 123 using the modified prospective approach. Effective January 1, 2004, the Company adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by SFAS No. 123 (see Note 2(n)). SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. The average fair value of stock options granted for the years ended December 31, 2006, 2005 and 2004 was $17.40, $10.06 and $8.84 per share, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2006	2005	2004
Stock price	$101.01-$132.62	$69.11-$91.88	$62.34-$84.46
Risk-free interest rates	4.45%-5.15%	3.64%-4.50%	3.34%-3.94%
Expected lives	4-7 years	5-6 years	5 years
Volatility	18.44%-18.54%	18.09%-18.54%	19.07%-19.14%
Dividend yield	3.12%-4.29%	4.22%-5.13%	4.26%-5.07%

The Company has adopted an incentive program involving the issuance of Series Z Incentive Units and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership. Vesting in the Z Units is based on performance criteria established in the plan. The criteria can be revised at the beginning of the year by the Board's Compensation Committee if the Committee deems that the plan's criterion is unachievable for any given year.  The sale of Z units is contractually prohibited and cannot be converted into Operating Partnership units until certain conditions are met or 15 years after the inception of the plan. The estimated fair value of a Z unit is determined on the grant date and considers the company's current stock price, the dividends that are not paid on unvested units and a marketability discount for the 8 to 15 years of illiquidity.  Compensation expense is calculated by taking annual vesting increases multiplied by the estimated fair value as of the grant date less its $1.00 purchase price.

(l) Legal costs

Legal costs associated with matters arising out of the normal course of our business are expensed as incurred. Legal costs incurred in connection with non-recurring litigation that is not covered by insurance are accrued when amounts are probable and estimable.

(m) Accounting Estimates and Reclassifications

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles (“GAAP”), requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, its notes receivable and its qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications have no impact on reported earnings, total assets or total liabilities.

(n) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. We adopted the provisions of SFAS No. 123(R) effective January 1, 2006 using the modified prospective approach. The adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 “ Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This consensus was applicable to the Company for new or modified partnerships in 2005, and is otherwise applicable to existing partnerships effective January 1, 2006. The adoption of this consensus did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46 (R).” This FSP addresses certain implementation issues related to FIN 46R. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, effective July 1, 2006. The Company will evaluate the impact of this Staff Position at the time any such “reconsideration event” occurs, and for any new entities.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  This Interpretation only allows the benefit of an uncertain tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not believe that the adoption of this Interpretation will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of this SAB did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

For the year ended December 31, 2004, the gain on the sale of The Essex on Lake Merritt apartment community was $12.9 million, of which $5.0 million was deferred in 2004 and recognized in 2005 on the cost recovery method when the cash was received. The $5.0 million was deferred because it was due and payable to the Company only upon the sale of units following a condominium conversion. The sale transaction was included in continuing operations as we continued to manage the rented apartment units in the project during the conversion process.

For the year ended December 31, 2005, the gain on the sale of The Eastridge apartment community was $28.5 million. An additional $2.2 million was deferred as of December 31, 2006 and 2005. The $2.2 million was deferred because it was due and payable to the Company only upon the sale of units following a condominium conversion. This transaction was included in discontinued operations as we had no other ongoing involvement with the Property.

As of December 31, 2006, the City Heights apartment community was classified as held for sale, and the property was sold to a third-party for a gain during February 2007.

(b) Investments

The Company has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate apartment communities.

Essex Apartment Value Fund, L.P. (“Fund I”), is an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company’s acquisition, development, redevelopment and asset management capabilities. Fund I was considered fully invested in 2003. An affiliate of the Company, Essex VFGP, L.P. (“VFGP”), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Since its formation, Fund I acquired or developed ownership interests in 19 apartment communities, representing 5,406 apartment units.

In 2004, Fund I sold a recently developed property, Palermo apartments, to a third-party for $58.2 million. Fund I also entered into a purchase and sale agreement (the “Agreement”) with a third-party for the sale of sixteen of its apartment communities, totaling 4,646 units, and with respect to Coronado at Newport North and South, both Fund I’s and the Company’s separate ownership interests, for a contract price of approximately $756.0 million. Pursuant to the Agreement, Fund I sold fourteen communities in 2004, including the Company’s approximate 49.9% ownership interest in Coronado at Newport - North. The remaining two apartment communities under the Agreement closed in 2005. Coronado at Newport - South, a 715-unit apartment community in Newport Beach, California was sold in the first quarter of 2005 for $106.0 million and River Terrace, a newly developed 250-unit apartment community in Santa Clara was sold in the third quarter of 2005 for $63.0 million. The remaining asset in Fund I, the Irvine, California land parcel, was sold in the fourth quarter of 2005 for approximately $10.5 million. As of December 31, 2006, Fund I was in the process of liquidation.

The Fund I dispositions in 2004, combined with the sale of its 49.9% direct ownership interest in Coronado at Newport North, resulted in the Company recognizing equity income from investments of $38.8 million. The Company’s share of the gain on the sale of real estate of $39.3 million was reduced by a $0.5 million non-cash loss on the early extinguishment of debt related to the write-off of unamortized loan fees. The Company’s general partnership interest provides for “promote distributions” upon attainment of certain financial return benchmarks. During 2004, the Company recognized $18.3 million in promote income from Fund I which is recorded in management and other fees from affiliates in the accompanying consolidated statements of operations. The Fund I dispositions in 2005 resulted in the Company recognizing equity income from the gain on the sale of investments of $18.1 million, and $7.0 million in promote income. During 2006, the Company recorded an additional $1.2 million in promote income related to the dispositions of assets in 2005.

Essex Apartment Value Fund II, L.P. (“Fund II”), has eight institutional investors, including the Company, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II invests in apartment communities in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area. Subject to certain exceptions, Fund II has been Essex’s primary investment vehicle during 2005 and 2006. As of October 2006, Fund II was fully invested and closed for any future acquisitions or development. As of December 31, 2006, Fund II owned 11 apartment communities and 3 development projects. No properties have been sold by Fund II. Consistent with Fund I, Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income if Fund II exceeds certain financial return benchmarks.

In August 2005, the Company purchased 500,000 Series A Preferred shares in Multifamily Technology Solutions, Inc. (“MTS”). The Company owns less than 5% of the voting stock of MTS and therefore accounts for this investment on the cost method.

During 2006, the Company made contributions to two developments with joint venture partners totaling $7.5 million. One of the developments is located in San Francisco Bay Area and one of the developments is located in Southern California. As of December 31, 2006, both of these developments are still in the predevelopment stage.

	2006	2005
Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 20.4% and general partner
interest of 1% in Essex Apartment Value Fund, L.P (Fund I)	$-	$582
Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	45,598	19,340
Preferred limited partnership interest in Mountain Vista
Apartments (A)	6,806	6,806
Development joint ventures	7,547	-
	59,951	26,728
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology Solutions, Inc	500	500

Total investments	$60,451	$27,228

(A)	The preferred limited partnership interest is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”). TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments in joint ventures, which are accounted for under the equity method, is as follows:

	December 31,
	2006	2005
Balance sheets:
Real estate and real estate under development	$576,134	$431,655
Other assets	20,681	18,656
Total assets	$596,815	$450,311

Mortgage notes payable	$301,665	$268,325
Other liabilities	74,793	83,979
Partners' equity	220,357	98,007
Total liabilities and partners' equity	$596,815	$450,311

Company's share of equity	$59,951	$26,728

	Years ended
	December 31,
	2006	2005	2004
Statements of operations:
Property revenues	$43,031	$28,156	$54,522
Property operating expenses	(20,464)	(11,761)	(25,327)
Net operating income	22,567	16,395	29,195
Gain on the sale of real estate	-	41,985	141,739
Interest expense	(17,000)	(11,042)	(13,858)
Depreciation and amortization	(12,395)	(7,037)	(13,820)
Total net (loss) income	$(6,828)	$40,301	$143,256

Company's share of net (loss) income	$(1,503)	$18,553	$40,683

(c) Real Estate Under Development

The Company defines real estate under development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations; or, in the case TRS development projects, have not yet been sold. As of December 31, 2006, the Company had two development project comprised of 513 units for an estimated cost of $167.3 million, of which $126.9 million remains to be expended. The Company has also incurred $0.7 million in costs related to a joint venture development with a third party.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities. As of December 31, 2006, the Company had development communities aggregating 1,845 units that were classified as predevelopment projects. The estimated total cost of the predevelopment pipeline at December 31, 2006 is $557.0 million, of which $514.8 million remains to be expended.

The Company had four other development projects owned by TRS entities that are under development aggregating 120 units. The estimated total cost of the other development projects at December 31, 2006 is $42.0 million, of which $21.8 million remains to be expended.

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

(4) Notes Receivable and Other Receivables from Related Parties

Notes receivable and other receivables from related parties consist of the following as of December 31, 2006 and 2005:

	2006	2005

Related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured,
bearing interest of 8%, due beginning April 2007	$375	$375
Other related party receivables, substantially due on demand	834	798
Total notes and other receivable from related parties	$1,209	$1,173

Other related party receivables consist primarily of accrued interest income on related party notes receivable from loans to officers, advances, and accrued management fees from joint venture investees. The Company’s officers and directors do not have an economic interest in these joint venture investees.

(5) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2006 and 2005:

	2006	2005

Note receivable, secured, bearing interest at 12%, due June 2008	2,193	2,193
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,309	-
Note receivable, secured, bearing interest at LIBOR + 4.65%, due June 2008	7,807	-
Other receivables	886	3,022
	$18,195	$5,215

Included in other receivables as of December 31, 2005, was an amount due from the Vista Pointe joint venture for $2,176. A cash distribution for the entire amount was received from escrow in July 2006.

(6) Related Party Transactions

The Company’s Chairman, George Marcus, is also the Chairman of TMMC, which is a real estate brokerage firm. During the years ended December 31, 2006, 2005, and 2004, the Company paid brokerage commissions totaling $835, $0, and $350 to TMMC on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations.

Management and other fees from affiliates includes management, promote, development and redevelopment fees totaling $5,030, $10,951, and $23,146 for the years ended December 31, 2006, 2005, and 2004, respectively.

During the fourth quarter of 2006, the Company bought the outstanding common stock of EMC from four officers of the Company for $260, which approximates the fair value of common stock. The Company has a 100% ownership in EMC as of December 31, 2006.

(7) Discontinued Operations

In the normal course of business, the Company will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. Essex classifies real estate as "held for sale" when all criteria under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”) have been met.

In June 2004, Golden Village RV Park, a property located in Hemet, California and acquired as part of the Sachs Portfolio, met the "held for sale" criteria under SFAS 144. Upon reclassification as held for sale at June 30, 2004, the Company presented Golden Village at its estimated fair value less disposal costs which resulted in an impairment charge of approximately $0.7 million. Such fair value was determined using the contractual sales price pursuant to the contract with the buyer of the property. In July 2004, the Company sold Golden Village for $6.7 million. No gain or loss was recognized on the sale, and the Company has recorded the impairment charge and the operations for Golden Village as part of discontinued operations in the accompanying consolidated statements of operations.

In January 2005, the Company sold four non-core assets that were acquired in conjunction with the Sachs Portfolio merger in 2002 for $14.9 million. The four non-core assets were: The Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, for which the Company had previously entered into master lease and option agreements with an unrelated entity; and two small office buildings, located in San Diego California, aggregating 7,200 square feet. The Company recorded a gain of $0.7 million on the sale of these assets. The Company has recorded the gain on sale and operations for these assets as part of discontinued operations in the accompanying consolidated statements of operations.

In June 2005, the Company sold Eastridge apartments, a 188-unit apartment community located in San Ramon, California for approximately $47.5 million. In conjunction with the sale, the Company deferred $2.2 million of the gain on the sale of Eastridge because Essex, through a TRS, originated a participating loan to the buyer in the amount of approximately $2.2 million, which allows the Company to financially participate in the buyer’s condominium conversion plan. The gain on the sale of the Eastridge property net of the deferral of the $2.2 participating loan was $28.5 million. The Company has recorded the gain on sale and operations for Eastridge apartments as part of discontinued operations in the accompanying consolidated statements of operations.

In January 2006, the Company sold Vista Capri East and Casa Tierra apartment communities for approximately $7.0 million and in March 2006, the Company sold Diamond Valley, a Recreational Vehicle Park, for approximately $1.3 million. The total combined gain was $3.1 million. Company has recorded the gain on sale and operations for the three properties as part of discontinued operations in the accompanying consolidated statements of operations.

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

In December 2006, the Company sold Emerald Palms, a 152-unit apartment community located in San Diego for approximately $20.5 million, for a gain of approximately $6.7 million. The Company has recorded the gain on sale and operations for Emerald Palms apartments as part of discontinued operations in the accompanying consolidated statements of operations.

During 2006, the Company has sold 45 of 66 available condominiums at the Peregrine Point property. The Company recorded a gain of approximately $2.0 million net of taxes and expenses during 2006. The Company has recorded the gain on sale of condominiums and operations for Peregrine Point apartments as part of discontinued operations in the accompanying consolidated statements of operations.

As of December 31, 2006, City Heights apartments, a 687-unit community located in Los Angeles was classified as held for sale, and was sold to a third-party during February 2007. The Company has recorded the operations for City Heights apartments as part of discontinued operations in the accompanying consolidated statements of operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above.

	2006	2005	2004

Rental revenues	$11,261	$13,531	$14,484
Interest and other income	41	1,231	1,911
Equity income co-investments	238	477	547
Revenues	11,540	15,239	16,942

Property operating expenses	(4,223)	(4,927)	(5,369)
Interest expense	(2,314)	(2,830)	(2,314)
Depreciation and amortization	(2,889)	(3,301)	(4,342)
Minority interests	(850)	(594)	719
Expenses	(10,276)	(11,652)	(11,306)

Income from real estate sold	1,264	3,587	5,636

Gain on sale of real estate	20,505	29,219	-
Promote interest and fees	8,221	-	-
Minority interests	(2,579)	(2,741)	-
	26,147	26,478	-
Impairment loss	-	-	(718)

Income from discontinued operations	$27,411	$30,065	$4,918

(8) Mortgage Notes Payable and Exchangeable Bonds

Mortgage notes payable and exchangeable bonds consist of the following as of December 31, 2006 and 2005:

	2006	2005

Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging from 6.62% to 8.18%, interest only payments due monthly for periods ranging from October 2001 through November 2004, principal and interest payments due monthly thereafter, and maturity dates ranging from October 2008 through October 2010. Under certain conditions a portion of these loans can be converted to an unsecured note payable.
Three loans are cross-collateralized by a total of 13 properties	$228,663	$232,197

Mortgage notes payable, secured by deeds of trust, bearing interest at ranges ranging from 4.14% to 7.90%, principal and interest payments due monthly,
and maturity dates ranging from June 2007 through August 2015	645,702	653,146
Mortgage notes payable - held for sale, secured by deed of trust, bearing interest at 6.90%, principal and interest payments due monthly, and maturity date of
January 2008. Repaid in February 2007	32,850	32,850

Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement
(approximately 4.60% at December 2006 and 3.20% at December 2005),
plus credit enhancement and underwriting fees ranging from approximately
1.2% to 1.9%. The bonds are convertible to a fixed rate at the Company's option. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from July
2020 through March 2034. These bonds are subject to various interest rate cap
agreements which limit the maximum interest rate with respect to such bonds	186,339	186,725

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
exchangeable prior to November 1, 2020 under certain circumstances. The bonds are redeemable at the Company's option for cash at any time on or after November 4,
2010 and are subject to repurchase for cash at the option of the holder on November 1st
in years 2010, 2015, and 2020 or upon the occurrence of certain events	225,000	225,000

	$1,318,554	$1,329,918

The aggregate scheduled principal payments of mortgage notes payable and exchangeable bonds are as follows:

2007	$69,108
2008	179,494
2009	24,587
2010	156,875
2011	155,528
Thereafter	732,962

$1,318,554

Repayment of debt before the scheduled maturity date could result in prepayment penalties.

(9) Lines of Credit

The Company has two outstanding lines of credit in the aggregate committed amount of $300 million. In March 2006, the Company renegotiated its revolving line of credit to increase the maximum principal amount to $200 million from $185 million. Additionally, the maturity date was extended from April 2007 to March 2009, with an option for a one-year extension, and the underlying rate, based on a tiered rate structure tied to the Company’s corporate ratings, was reduced to LIBOR plus 0.8% from LIBOR plus 1.0%. The balance on this line of credit was $0 as of December 31, 2006 and 2005. We also have a $100 million credit facility from Freddie Mac, which is secured by eight of Essex's apartment communities. As of December 31, 2006 and 2005, we had $93.0 and $25.0 million outstanding under this line of credit, respectively, which yielded an average interest rate of 6.2% and 3.6% as of December 31, 2006 and 2005, respectively, and matures in January 2009. The underlying interest rate on this line is between 55 and 59 and basis points over the Freddie Mac Reference Rate. The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth. The Company was in compliance with the line of credit covenants as of December 31, 2006 and 2005.

(10) Derivative Instruments and Hedging Activities

As of December 31, 2006 the Company has entered into nine forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2007 to July 2011. The Company entered into two forward-starting swap contracts during 2005 for a notional amount of $100 million, and seven forward-starting swap contracts during 2006 for a notional amount of $350 million. These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between April 2007 and July 2011. The fair value of the derivatives decreased $2.9 million during the year ended December 31, 2006, and the fair value of the derivatives increased $660 for the year ended December 31, 2005. The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during the year ended December 31, 2006 and 2005.

(11) Lease Agreements

During the fourth quarter of 2003, the Company entered into lease and purchase option agreements with unrelated third parties related to its five recreational vehicle (“RV”) parks that were comprised of 1,717 spaces, and two manufactured housing communities that contain 607 sites. At the time of agreement, the unrelated third parties had an option to purchase the assets in approximately four years for approximately $41.7 million - a 5% premium to the gross book value of the assets. The Company received $0.5 million as consideration for entering into the option agreement and a non-refundable upfront payment of $4.0 million, which was recorded as deferred revenue and has been amortized into income over the five year lease term. Under the lease agreements, Essex receives fixed monthly lease payments and passes through all executory costs such as property taxes. In July 2004, the Company sold Golden Village RV Park and in January 2005, the Company sold Riviera RV Resort and Riviera Mobile Home Park. As of December 31, 2006, the Company still owns two RV parks totaling 338 spaces, and one manufactured housing community that contains 157 sites.

The Company is a lessor under a land lease associated with a property located in Southern California. The land lease entitles the Company to receive fixed annual land lease payments totaling a minimum of $477 over a thirty-four year term ended 2034. The Company is also a lessor of an office building located in Southern California. The tenants’ lease terms expire at various times through 2009 with average annual lease payments of approximately $1.3 million. The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31, 2006 are summarized as follows:

Future
Minimum
Rent
2007	$2,537
2008	2,275
2009	1,330
2010	901
2011	564
2012 and thereafter	628
$8,235

The carrying value of the rental properties subject to these long-term leases as of December 31, 2006 and 2005 is $32,625 and $34,957, respectively.

The Company is also a lessee of an office building located in Palo Alto next to the Company’s headquarters. The lease term expires on September 30, 2009, with average annual lease payments of approximately $0.2 million.

(12) Equity Transactions

As of December 31, 2006, the Company, either directly or through the Operating Partnership, has the following cumulative preferred securities outstanding:

Liquidation
Description	Issue Date		Preference
7.875% Series B	February 1998	1,200,000 units	$ 60,000
7.875% Series B	April 1998	400,000 units	$ 20,000
7.875% Series D	July 1999	2,000,000 units	$ 50,000
7.8125% Series F	September 2003	1,000,000 shares	$ 25,000
4.875% Series G	July 2006	5,980,000 shares	$ 149,500

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

In September 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares.  The shares pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and are redeemable by the Company on or after September 23, 2008. The shares were issued pursuant to the Company’s existing shelf registration statement.  The Company used the net proceeds from this sale of Series F Preferred Stock to redeem all of the 9.125% Series C Cumulative Redeemable Preferred Units (the “Series C Preferred Units”) of Essex Portfolio, L.P., of which the Company is the general partner.

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

During the third quarter of 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of $149.5 million. Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions. The conversion rate will initially be .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events). On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into that number of shares of common stock at the then prevailing conversion rate.

Additional Significant Equity Transactions

In August 2004, the Company acquired Vista Belvedere, a 76-unit apartment community located in the Marin County in the town of Tiburon, California. Essex acquired the apartment community in an UpREIT structured transaction for an agreed upon value of approximately $17.1 million. The Company issued 73,088 limited operating partnership units to the prior owner and during the close of escrow the Company paid-off the existing debt on the property.

In October 2006, the Company acquired Belmont Terrace, a 71-unit community located in Belmont, California. Essex acquired the apartment community in an UpREIT structured transaction for an agreed upon value of approximately $14.7 million. The Company issued 72,685 limited operating partnership units to the prior owners and during the close of escrow the Company paid-off the existing debt on the property.

During 2006, the Company issued and sold approximately 427,700 shares of common stock for $48.3 million, net of fees and commissions under its Controlled Equity Offering program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company used the net proceeds from such sales to primarily fund the development and redevelopment pipelines.

(13) Net Income Per Common Share

Basic and diluted income from continuing operations per share are calculated as follows for the years ended December 31:

	2006			2005			2004
		Weighted-	Per		Weighted-	Per		Weighted-	Per
		average	Common		average	Common		average	Common
		Common	Share		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations
available to common stockholders	$30,192	23,081,682	$1.31	$47,698	23,038,561	$2.08	$72,823	22,921,225	$3.18
Income from discontinued operations	27,411	23,081,682	1.19	30,065	23,038,561	1.30	4,918	22,921,225	0.21
	57,603		2.50	77,763		3.38	77,741		3.39

Effect of Dilutive Securities (1)	-	469,360		-	349,942		-	235,076
Diluted:
Income from continuing operations
available to common stockholders	30,192	23,551,042	1.28	47,698	23,388,503	2.03	72,823	23,156,301	3.15
Income from discontinued operations	27,411	23,551,042	1.17	30,065	23,388,503	1.29	4,918	23,156,301	0.21
	$57,603		$2.45	$77,763		$3.32	$77,741		$3.36

(1)
Weighted convertible limited partnership units of 2,294,591, 2,305,134, and 2,333,935 for the years ended December 31, 2006, 2005, and 2004, respectively, and Series Z incentive units of 184,142 for the year ended December 31 2006, were not included in the determination of diluted EPS because they were anti-dilutive. The Company has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

On or after November 1, 2020, the holders of the $225 million exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at Essex’s option, a portion of the notes may be exchanged for Essex common stock; the current exchange rate is $103.25 per share of Essex common stock. The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events. During 2006, the weighted average common stock price exceeded the $103.25 strike price and therefore common stock issuable upon exchange of the exchangeable notes was included in the diluted share count. The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 1,014, 22,229, and 29,500 for 2006, 2005, 2004, respectively, are not included in the diluted earnings per share calculation because the exercise price of the options was greater than the average market price of the common shares for the three and nine months ended and, therefore, were anti-dilutive.

5,980,000 shares of cumulative convertible preferred stock Series G has been excluded from diluted earnings per share for 2006 as the effect was anti-dilutive.

(14) Stock Based Compensation Plans

The Essex Property Trust, Inc. 2004 Stock Incentive Plan provides incentives to attract and retain officers, directors and key employees. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock. Under the Stock Incentive Plan, the total number of shares available for grant is approximately 1,200,000. The 2004 Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is comprised of independent directors. The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date. The Company’s options have a life of ten years. Option grants for officers and employees fully vest between one year and five years after the grant date.

Stock-based compensation expense for options and under the fair value method totaled approximately $1.1 million, $0.8 million and $0.6 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Stock-based compensation capitalized for options totaled approximately $0.2 for the year ended December 31, 2006 and $0.0 for the years ended December 31, 2005 and 2004, respectively. The intrinsic value of the options exercised totaled $6.0 million, $4.1 million, and $4.2 million, for the years ended December 31, 2006, 2005, and 2004, respectively. The intrinsic value of the options outstanding and fully vested totaled $14.3 million, $10.8 million, and $11.5 million, for the years ended December 31, 2006, 2005, and 2004, respectively. Total unrecognized compensation cost related to unvested share-based compensation granted under the stock option plans totaled $2.0 million as of December 31, 2006. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3 to 5 years for the stock option plans.

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005, and 2004 and changes during the years ended on those dates is presented below:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	530,375	$57.73	463,376	$47.07	590,231	$42.93
Granted	170,350	106.63	188,800	78.01	49,500	74.10
Exercised	(90,633)	47.57	(103,201)	43.47	(142,835)	38.71
Forfeited and canceled	(39,550)	80.85	(18,600)	76.70	(33,520)	49.72
Outstanding at end of year	570,542	72.60	530,375	57.73	463,376	47.07

Options exercisable at year end	272,074	52.42	248,015	43.77	267,366	40.58

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options outstanding			Options exercisable
	Number	Weighted-		Number
	outstanding	average	Weighted-	exercisable	Weighted-
	as of	remaining	average	as of	average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2006	life	price	2006	price
$13.26-26.52	600	0.1 years	$19.08	600	$19.08
26.52-39.79	78,508	1.9 years	32.67	78,508	32.67
39.78-53.05	113,300	4.8 years	49.06	90,260	49.01
53.05-66.31	48,772	6.7 years	58.96	41,832	59.69
66.31-79.57	106,328	8.1 years	75.68	45,745	76.75
79.57-92.83	62,184	8.5 years	83.24	15,129	82.97
92.83-106.10	42,600	9.2 years	102.48	-	-
106.10-119.36	111,750	9.4 years	107.31	-	-
119.36-132.62	6,500	9.9 years	128.02	-	-
	570,542	6.9 years	72.60	272,074	52.42

Stock-based compensation expense for Z and Z-1 Units, (collectively, “Z Units”) under the fair value method totaled approximately $1.3 million, $1.6 million and $0.2 million, for the years ended December 31, 2006, 2005 and 2004, respectively.  Stock-based compensation capitalized for Z Units totaled approximately $0.3 million, $0.2 million and $0.3 million, for the years ended December 31, 2006, 2005 and 2004, respectively.  The intrinsic value of the Z Units subject to conversion totaled $13.4 million as of December 31, 2006.  Total unrecognized compensation cost related Z Units subject to conversion in the future granted under the Z Units plans totaled $9.3 million as of December 31, 2006.  The unamortized cost is expected to be recognized over the next 4 to 12 years subject to the achievement of the stated performance criteria.

The issuance of Z Units is administered by the Compensation Committee which has the authority to select participants and determine the awards to be made up to a maximum of 600,000 Z Units.  The conversion ratchet (accounted for as vesting) of the Z Units into common units, will increase by up to 10% (up to 20% in certain circumstances following their initial issuance) effective January 1of each year for each participating executive who remains employed by the Company if the Company has met a specified “funds from operations” per share target, or such other target as the Compensation Committee deems appropriate, for the prior year, up to a maximum conversion ratchet of 100%. The Operating Partnership has the option to redeem Z Units held by any executive whose employment has been terminated with either common units of the Operating Partnership or shares of the Company’s common stock based on the then-effective conversion ratchet.

During 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest to eleven senior executives of the Company in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200. The 2001 Z Unit grant had conversion ratchet of 35, 45, and 55 percent as of January 1, 2004, 2005, and 2006 respectively.

During 2004, the Operating Partnership issued 95,953 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit, for an aggregate offering price of $96. The 2004 Z Unit grant had a conversion ratchet of 20 percent upon issuance, and 30 and 40 percent as of January 1, 2005 and 2006, respectively. In 2005 an additional 27,000 Z-1 Units were granted to two senior executives pursuant to the 2004 grant terms with a 20 percent conversion ratio at issuance, and 30 percent conversion ratchet as of January 1, 2006.

During 2005, the Operating Partnership issued 89,999 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit, for an aggregate offering price of $90.  The 2005 Z-1 Unit grant had a conversion ratchet of 20 percent as of January 1, 2006.

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

(16) Segment Information

In accordance with FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information” the Company defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and Seattle Metro. Excluded from segment revenues are properties outside of these regions including properties in Portland, Oregon and Houston, Texas, management and other fees from affiliates, and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivable, other assets and deferred charges. The 2005 and 2004 operations and assets for the properties held in the Portland, Oregon have been reclassified from the Seattle/Pacific Northwest region to the other non-segment areas for comparison to the current segment presentation.

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 2006, 2005, and 2004:
	Years Ended December 31,
	2006	2005	2004
Revenues:
Southern California	$198,916	$181,048	$158,876
Northern California	75,624	67,099	58,328
Seattle Metro	55,721	50,936	43,326
Other Regions	12,783	11,887	13,640
Total property revenues	$343,044	$310,970	$274,170

Net operating income:
Southern California	$135,897	$122,458	$106,399
Northern California	49,907	44,528	38,771
Seattle Metro	35,138	31,792	26,681
Other Regions	4,319	4,482	5,618
Total net operating income	225,261	203,260	177,469

Depreciation and amortization:
Southern California	(43,017)	(39,219)	(36,666)
Northern California	(17,568)	(15,984)	(15,507)
Seattle Metro	(13,170)	(12,343)	(8,400)
Other Regions	(6,392)	(9,302)	(8,036)
	(80,147)	(76,848)	(68,609)
Interest:
Southern California	(26,432)	(27,690)	(23,749)
Northern California	(18,295)	(17,201)	(15,065)
Seattle Metro	(6,904)	(6,508)	(5,718)
Other Regions	(21,267)	(19,385)	(16,177)
	(72,898)	(70,784)	(60,709)

Amortization of deferred financing costs	(2,743)	(1,947)	(1,560)
General and administrative	(22,235)	(19,148)	(18,042)
Other expenses	(1,770)	(5,827)	-
Management and other fees from affiliates	5,030	10,951	23,146
Gain on sale or real estate	-	6,391	7,909
Interest and other income	6,176	8,524	3,077
Equity income in co-investments	(1,503)	18,553	40,683
Minority interests	(19,309)	(20,936)	(28,332)
Income tax provision	(525)	(2,538)	(257)

Income from continuing operations	$35,337	$49,651	$74,775

Assets:
Southern California	$1,244,037	$1,169,192
Northern California	565,405	456,093
Pacific Northwest	317,848	315,327
Other areas	76,882	101,977
Net real estate assets	2,204,172	2,042,589
Nonsegment assets	281,668	196,701
Total assets	$2,485,840	$2,239,290

(17) 401(k) Plan

The Company has a 401(k) benefit plan (the Plan) for all full-time employees who have completed six months of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their contribution up to a specified maximum. Company contributions to the Plan were approximately $226, $98, and $93 for the years ended December 31, 2006, 2005, and 2004.

(18) Fair Value of Financial Instruments

Management believes that the carrying amounts of its variable rate mortgage notes payable, lines of credit, notes receivable from investees and other related parties and notes and other receivables approximate fair value as of December 31, 2006 and 2005, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the Company’s $1.13 billion of fixed rate mortgage notes payable and exchangeable bonds at December 31, 2006 are approximately $1.22 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace. At December 31, 2005, the Company’s fixed rate mortgage notes payable of $1.14 billion had an approximate market value of $1.18 billion. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of December 31, 2006 and 2005 due to the short-term maturity of these instruments.

(19) Commitments and Contingencies

At December 31, 2006 we had five non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080. Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities. Total lease commitments, under land leases and operating leases, are approximately $1.6 million per year.

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

The Company may enter into transactions that could require us to pay the tax liabilities of the partners in the Operating Partnership or in the Down REIT entities, which are within our control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code we can provide no assurance that we will be able to do so and if such tax liabilities were incurred they may to have a material impact on our financial position.

In April 2004, an employee lawsuit was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Company maintenance employees sought unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Company’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. In June 2005, the Company settled the lawsuit for $1.5 million.

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been sued for mold related matters and has settled some, but not all, of such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance, which includes some coverage for mold. The Company has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or property. Liabilities resulting from such mold related matters and the costs of carrying insurance to address potential mold related claims may also be substantial.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses, such as, for example, losses for terrorism or earthquake, for which the Company does not have insurance coverage. Substantially all of the Properties are located in areas that are subject to earthquake activity.

The Company is subject to various other lawsuits in the normal course of its business operations. Such lawsuits could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(20) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for 2006 and 2005:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31(1)	September 30(1)	June 30(1)	March 31(1)
2006:
Total property revenues	$90,244	$86,850	$83,717	$82,233

Income before discontinued operations	$10,549	$11,132	$6,618	$7,038

Net income	$17,437	$12,477	$22,512	$10,322
Net income available to common
stockholders	$15,060	$10,686	$22,023	$9,834
Per share data:
Net income:
Basic	$0.64	$0.46	$0.96	$0.43

Diluted	$0.63	$0.45	$0.95	$0.43
Market price:
High	$133.99	$128.57	$111.90	$111.10
Low	$119.76	$111.54	$100.90	$92.10
Close	$129.25	$121.40	$111.66	$108.73
Dividends declared	$0.84	$0.84	$0.84	$0.84

2005:
Total property revenues	$80,281	$78,791	$76,617	$75,281

Income before discontinued operations	$4,765	$8,364	$12,149	$24,373

Net income	$5,213	$8,747	$38,878	$26,878
Net income available to common
stockholders	$4,725	$8,259	$38,390	$26,389
Per share data:
Net income:
Basic	$0.21	$0.36	$1.66	$1.15

Diluted	$0.20	$0.35	$1.64	$1.13
Market price:
High	$93.44	$93.14	$86.13	$84.32
Low	$80.35	$82.86	$68.50	$68.56
Close	$92.20	$90.00	$83.06	$69.10
Dividends declared	$0.81	$0.81	$0.81	$0.81

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

(21) Subsequent Events

In January 2007, the Company purchased 14.2 acres improved with four commercial buildings consisting of 262,000 net rentable square feet located in San Jose, California. The buildings are subject to a two-year lease with two, six-month lease option extensions with the previous owner. The City of San Jose has approved a General Plan Amendment to accommodate a multifamily housing development with density ranging from 55 to 90 units per acre. The Company will continue to pursue the design and entitlement process during the leaseback period.

During February 2007, City Heights, a 687-unit community located in Los Angeles which was classified as held for sale as of December 31, 2006, was sold to a third party for $120 million, which resulted in a gain. All related mortgage debt was paid-off upon the close of escrow. The Company acquired City Heights in January 2001 and owned the land and leased the improvements on the land to an unrelated party. The land lease provided for a base annualized lease payment over the 34-year term, and the Company earned management and other fees and received a residual interest in the appreciation of the land.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
                    December 31, 2006
                                                  (Dollars in thousands)

							Costs
					Initial cost		capitalized	Gross amount carried at close of period
						Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date
Property	Units	Location		Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired
Encumbered apartment communities
Foothill Commons	360	Bellevue, WA	$		$2,435	$9,821	$4,420	$2,440	$14,236	16,676	$8,638	1978	03/90
Montclaire (Oak Pointe)	390	Sunnyvale, CA			4,842	19,776	9,694	4,847	29,465	34,312	16,851	1973	12/88
Palisades, The	192	Bellevue, WA			1,560	6,242	8,183	1,565	14,420	15,985	5,615	1969/1977(2)	05/90
Pathways	296	Long Beach, CA			4,083	16,757	9,859	6,239	24,461	30,699	11,971	1975	02/91
Stevenson Place (The Apple)	200	Fremont, CA			996	5,582	6,924	1,001	12,501	13,502	8,327	1971	04/83
Summerhill Commons	184	Newark, CA			1,608	7,582	4,722	1,525	12,387	13,912	6,503	1987	07/87
Summerhill Park	100	Sunnyvale, CA			2,654	4,918	973	2,656	5,889	8,545	3,735	1988	09/88
Woodland Commons	236	Bellevue, WA			2,040	8,727	2,872	2,044	11,595	13,639	6,739	1978	03/90
				91,935	20,218	79,405	47,648	22,317	124,954	147,271	68,379
Fountain Court	320	Seattle, WA			6,702	27,306	1,103	6,985	28,126	35,111	6,587	2000	03/00
Hillcrest Park (Mirabella)	608	Newbury Park, CA			15,318	40,601	11,890	15,755	52,054	67,809	14,736	1973	03/98
Hillsborough Park	235	La Habra, CA			6,291	15,455	683	6,272	16,157	22,429	4,087	1999	09/99
				77,797	28,311	83,362	13,676	29,012	96,337	125,349	25,410
Bel Air (The Shores)	462	San Ramon, CA			12,105	18,252	18,151	12,682	35,826	48,508	11,080	1988	01/97
Waterford, The	238	San Jose, CA			11,808	24,500	10,589	15,165	31,732	46,897	6,451	2000	06/00
				58,931	23,913	42,752	28,740	27,847	67,558	95,405	17,531
Bonita Cedars	120	Bonita, CA			2,496	9,913	863	2,503	10,769	13,272	1,544	1983	12/02
Bristol Commons	188	Sunnyvale, CA			5,278	11,853	2,080	5,293	13,918	19,211	5,286	1989	01/97
Castle Creek	216	Newcastle, WA			4,149	16,028	1,573	4,833	16,917	21,750	5,850	1997	12/97
Forest View	192	Renton, WA			3,731	14,530	399	3,731	14,929	18,660	1,670	1998	10/03
Mira Monte (Mira Woods)	355	Mira Mesa, CA			7,165	28,459	6,099	7,186	34,536	41,723	4,527	1982	12/02
Mission Hills	282	Oceanside, CA			10,099	38,778	1,107	10,167	39,817	49,984	2,178	1984	7/05
Walnut Heights	163	Walnut, CA			4,858	19,168	983	4,887	20,122	25,009	2,188	1964	10/03
Windsor Ridge	216	Sunnyvale, CA			4,017	10,315	3,103	4,021	13,415	17,435	7,500	1989	03/89
				93,000	41,793	149,044	16,207	42,621	164,423	207,044	30,742
Alpine Village	306	Alpine, CA		17,304	4,967	19,728	1,630	4,982	21,344	26,325	2,977	1971	12/02
Anchor Village	301	Mukilteo, WA		10,750	2,498	10,595	4,337	2,672	14,757	17,430	6,373	1981	01/97
Brighton Ridge	264	Renton, WA		16,246	2,623	10,800	2,119	2,656	12,886	15,542	5,405	1986	12/96
Brookside Oaks	170	Sunnyvale, CA		14,342	7,301	16,310	1,805	7,665	17,751	25,416	4,353	1973	06/00
Camarillo Oaks	564	Camarillo, CA		54,011	10,953	25,254	4,315	11,075	29,447	40,522	12,576	1985	07/96
Capri at Sunny Hills	100	Fullerton, CA		11,701	3,337	13,320	3,255	3,769	16,143	19,912	2,814	1961	09/01
Canyon Point	250	Bothell, WA		15,965	4,692	18,288	576	4,693	18,864	23,556	2,080	1990	10/03
Coral Gardens	200	El Cajon, CA		11,128	3,638	14,452	815	3,649	15,256	18,905	2,148	1976	12/02
Devonshire	276	Hemet, CA		11,266	3,470	13,786	1,286	3,482	15,060	18,542	2,241	1988	12/02
Emerald Ridge - North	180	Bellevue, WA		10,884	3,449	7,801	1,943	3,449	9,744	13,193	4,553	1987	11/94
Esplanade	278	San Jose, CA		39,569	18,170	40,086	2,071	18,425	41,902	60,327	3,044	2002	11/04
Evergreen Heights	200	Kirkland, WA		11,077	3,566	13,395	1,753	3,649	15,064	18,714	5,228	1990	06/97
Fairwood Pond	194	Renton, WA		14719.3	5,296	15,564	333	5,300	15,894	21,193	1,173	1997	10/04
Fountain Park	705	Playa Vista, CA		83,179	25,073	94,980	1,199	25,203	96,049	121,252	9,715	2002	02/04

                                                                                                              (Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired
Encumbered apartment communities (continued)
Brentwood (Hearthstone II)	140	Santa Ana, CA	9,498	2,833	11,303	1,758	3,021	12,873	15,894	2,245	1970	11/01
Hidden Valley (Parker Ranch)	324	Simi Valley, CA	33,590	14,174	34,065	248	11,711	36,776	48,487	3,096	2004	12/04
Highridge	255	Rancho Palos Verde, CA	18,678	5,419	18,347	5,325	5,695	23,396	29,091	8,311	1972	05/97
Huntington Breakers	342	Huntington Beach, CA	21,355	9,306	22,720	3,588	9,315	26,299	35,614	8,370	1984	10/97
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	3,151	3,474	11,025	14,499	5,091	1985	10/94
Kings Road	196	Los Angeles, CA	14,857	4,023	9,527	5,297	4,031	14,816	18,847	4,269	1979	06/97
Le Pac Luxury Apartments (Plumtree)	140	Santa Clara, CA	13,938	3,090	7,421	4,528	3,092	11,947	15,039	4,456	1975	02/94
Marbrisa	202	Long Beach, CA	21,261	4,700	18,605	1,168	4,760	19,713	24,473	3,017	1987	09/02
Mariners Place	105	Oxnard, CA	3,945	1,555	6,103	964	1,562	7,061	8,622	1,849	1987	05/00
Montejo	124	Garden Grove, CA	5,900	1,925	7,685	1,103	2,110	8,603	10,713	1,570	1974	11/01
Monterey Villas (The Village)	122	Oxnard, CA	14,024	2,349	5,579	4,213	2,424	9,717	12,141	2,817	1974	07/97
Monterra del Rey (Glenbrook)	84	Pasadena, CA	10,301	2,312	4,923	4,243	2,825	8,653	11,478	2,140	1972	04/99
Monterra del Sol (Euclid)	85	Pasadena, CA	2,616	2,202	4,794	4,329	2,824	8,501	11,325	1,918	1972	04/99
Mt. Sutro	99	San Francisco, CA	5,805	2,334	8,507	1,545	2,810	9,576	12,386	2,407	1973	06/01
Park Place/Windsor Court/Cochran	176	Los Angeles, CA	22,326	4,965	11,806	3,332	5,015	15,087	20,103	5,062	1988	08/97
Pointe at Cupertino, The (Westwood)	116	Cupertino, CA	13,217	4,505	17,605	412	4,505	18,017	22,522	1,609	1963	08/98(5)
Sammamish View	153	Bellevue, WA	10,942	3,324	7,501	3,445	3,331	10,938	14,270	4,027	1986	11/94
San Marcos	432	Richmond, CA	49,970	15,563	36,204	23,825	22,859	52,733	75,592	5,498	2003	11/03
Stonehedge Village	196	Bothell, WA	13,978	3,167	12,603	2,186	3,201	14,756	17,956	4,658	1986	10/97
Summit Park	300	San Diego, CA	21,457	5,959	23,670	1,654	5,977	25,306	31,283	3,726	1972	12/02
The Barkley	161	Anahiem, CA	4,985	2,272	8,520	1,581	2,353	10,020	12,373	2,836	1984	04/00
The Bluffs	224	San Diego, CA	12,360	3,405	7,743	973	3,442	8,680	12,121	3,224	1974	06/97
The Carlyle	132	San Jose, CA	15,645	3,954	15,277	8,980	5,801	22,410	28,211	4,432	2000	04/00
Tierra Vista	404	Oxnard, CA	36,114	13,652	53,336	491	13,661	53,818	67,479	4,783	2001	01/01(5)
Treehouse	164	Santa Ana, CA	7,943	2,626	10,485	1,282	2,843	11,550	14,393	2,190	1970	11/01
Treetops	172	Fremont, CA	9,800	3,520	8,182	2,631	3,580	10,753	14,333	4,322	1978	01/96
Valley Park	160	Fountain Valley	10,063	3,361	13,420	2,371	3,714	15,439	19,152	2,789	1969	11/01
Villa Angelina	256	Placentia	13,607	4,498	17,962	2,364	4,896	19,928	24,824	3,459	1970	11/01
Vista Belvedere	76	Tiburon, CA	11,471	5,573	11,901	1,347	5,573	13,248	18,821	987	1963	08/04
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	2,409	1,296	7,378	8,674	3,103	1986	11/95
Wharfside Pointe	142	Seattle, WA	7,946	2,245	7,020	1,789	2,256	8,798	11,054	4,217	1990	06/94
Wimbledon Woods	560	Hayward, CA	52,399	9,883	37,670	7,204	10,350	44,407	54,757	13,236	1975	03/98
			1,147,396	366,714	1,142,267	243,445	386,771	1,365,655	1,752,426	332,450
											(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired
Unencumbered apartment communities
Alpine Country	108	Alpine, CA		1,741	6,914	382	1,746	7,291	9,037	1,042	1986	12/02
Avondale at Warner Center	446	Woodland Hills, CA		10,536	24,522	13,205	10,601	37,661	48,263	8,843	1970	01/97
Belmont Terrace	71	Belmont, CA		4,446	10,290	19	4,495	10,260	14,755	57	1974	10/06
Bridle Trails	108	Kirkland, WA		1,500	5,930	4,880	1,531	10,779	12,310	2,589	1986	10/97
Bunker Hill Towers	456	Los Angeles, CA		11,498	27,871	2,752	11,639	30,483	42,121	9,979	1968	03/98
Cambridge	40	Chula Vista, CA		497	1,973	174	498	2,146	2,644	301	1965	12/02
Camino Ruiz Square	160	Camarillo, CA		6,921	26,320	(0)	6,921	26,320	33,241	0	1990	12/06
Carlton Heights	70	Santee, CA		1,099	4,368	264	1,103	4,629	5,731	671	1979	12/02
CBC Apartments	148	Goleta, CA		6,283	24,000	(59)	6,287	23,937	30,224	741	1962	01/06
Cedar Terrace	180	Bellevue, WA		5,543	16,442	1,684	5,652	18,018	23,669	1,152	1984	01/05
Chimney Sweep Apartments	91	Goleta, CA		5,558	21,320	1,152	5,618	22,412	28,030	693	1967	01/06
Country Villas	180	Oceanside, CA		4,174	16,583	2,070	4,187	18,640	22,827	2,614	1976	12/02
Fairway (6)	74	Newport Beach, CA		-	7,850	2,506	9	10,347	10,356	3,326	1972	06/99
Foothill/Twincreeks	176	San Ramon, CA		5,875	13,992	2,762	5,964	16,665	22,629	6,221	1985	02/97
Grand Regency	60	Escondido, CA		881	3,498	179	883	3,675	4,558	528	1967	12/02
Hampton Park (Columbus)	83	Glendale, CA		2,407	5,672	1,507	2,426	7,161	9,586	1,788	1974	06/99
Hampton Place (Lorraine)	132	Glendale, CA		4,288	11,081	1,934	4,307	12,995	17,303	3,258	1970	06/99
Hillsdale Garden	697	Hillsdale Garden, CA		-	95,533	257	0	95,790	95,790	823	1948	09/06
Jackson School Village	200	Hillsboro, OR		2,588	10,452	1,302	2,698	11,644	14,342	2,578	1996	09/00
Landmark	285	Hillsboro, OR		3,655	14,200	2,339	3,700	16,494	20,194	6,328	1990	08/96
Linden Square	183	Seattle, WA		4,374	11,588	706	4,202	12,466	16,668	2,929	1994	06/00
Lofts at Pinehurst (Villa Scandia)	118	Ventura, CA		1,570	3,912	3,868	1,618	7,732	9,350	2,259	1971	06/97
Maple Leaf	48	Seattle, WA		805	3,283	310	828	3,570	4,398	1,218	1986	10/97
Marina City Club (7)	101	Marina Del Rey, CA		-	28,167	2,167	-	30,334	30,334	2,931	1971	01/04
Marina Cove (8)	292	Santa Clara, CA		5,320	16,431	3,220	5,324	19,647	24,971	9,590	1974	06/94
Meadows @ Cascade	198	Vancouver, WA		2,261	9,070	1,909	2,337	10,904	13,240	4,044	1989	11/97
Meadowood	320	Simi Valley, CA		7,852	18,592	2,697	7,898	21,243	29,141	8,169	1986	11/96
Mesa Village	133	Clairemont, CA		1,888	7,498	435	1,894	7,927	9,821	1,091	1963	12/02
Mirabella	188	Marina Del Rey, CA		6,180	26,673	1,198	6,270	27,781	34,051	6,398	2000	05/00
Monterra del Mar (Windsor Terrace)	123	Pasadena, CA		2,188	5,263	3,911	2,735	8,627	11,362	2,693	1972	09/97
Mountain View	106	Camarillo, CA		3,167	11,106	471	3,117	11,627	14,744	1,166	1980	01/04
Park Hill	245	Issaquah, CA		7,284	21,937	394	7,284	22,331	29,615	1,718	1999	02/99(3)
Pinehurst	28	Ventura, CA		355	1,356	228	6	1,933	1,939	161	1973	12/04
Salmon Run	132	Bothell, WA		3,717	11,483	469	3,801	11,869	15,669	2,442	2000	10/00
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,208	2,820	12,370	15,190	1,842	1983	12/02
Spring Lake	69	Seattle, WA		838	3,399	303	859	3,681	4,540	1,291	1986	10/97
St. Cloud	302	Houston, TX		2,140	8,496	(631)	2,146	7,858	10,005	1,507	1968	12/02
											(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired
Unencumbered apartment communities (continued)
The Laurels	164	Mill Creek, WA		1,559	6,430	1,273	1,595	7,667	9,262	3,048	1981	12/96
The Marbella	60	Los Angeles, CA		2,826	11,269	91	2,871	11,315	14,186	477	1991	09/05
Tierra del Sol/Norte	156	El Cajon, CA		2,455	9,753	551	2,463	10,296	12,759	1,463	1969	12/02
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	1,424	3,890	9,812	13,702	3,572	1985	10/97
Village @ Cascade	192	Vancouver, WA		2,103	8,753	802	2,154	9,504	11,658	3,187	1989	12/97
Vista Capri - North	106	San Diego, CA		1,663	6,609	445	1,668	7,049	8,717	941	1975	12/02
Wilshire Promenade	149	Fullerton, CA		3,118	7,385	4,933	3,797	11,639	15,436	4,052	1992	01/97
Woodlawn Colonial	159	Chula Vista, CA		2,344	9,311	883	2,351	10,187	12,538	1,508	1974	12/02
Woodside Village	145	Ventura, CA		5,331	21,036	922	5,342	21,946	27,289	1,456	1987	12/04
	23,749		1,147,396	523,992	1,779,688	316,940	546,305	2,074,315	2,620,620	457,131

Other real estate assets
Office Buildings
17461 Derian		Irvine, CA	-	3,079	12,315	5,178	3,105	17,466	20,572	3,591	1983	07/00
925 East Meadow (9)		Palo Alto, CA	-	1,401	3,172	1,105	1,857	3,822	5,678	1,941	1988	11/97
22120 Clarendon (10)		Woodland Hills, CA	-	903	3,600	1,152	1,014	4,640	5,655	1,243	1982	03/01

Recreational vehicle parks
Circle RV		El Cajon, CA	-	2,375	2,347	140	2,505	2,357	4,862	320	1977	12/02
Vacationer		El Cajon, CA	-	1,975	1,951	138	2,100	1,964	4,064	270	1973	12/02

Manufactured housing communities
Green Valley		Vista, CA	6,308	3,750	3,710	275	3,993	3,742	7,735	519	1973	12/02

Total apartment communities and other real estate assets			$1,153,704	$537,475	$1,806,783	$324,928	$560,880	$2,108,307	$2,669,187	$465,015

Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired
Apartment Communities - held for sale
City Heights (11)	687	Los Angeles, CA	$32,850	$9,655	$37,078	$6,083	$9,901	$42,915	$52,816	$11,595	1968	12/00
(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired

Development communities (12)
Northwest Gateway	275	Los Angeles, CA	-	8,100	-	20,114	28,214	-	28,214	-	-	12/04
100 Grand	238	Oakland, CA	-	4,838	-	7,298	12,136	-	12,136	-	-	08/05
Predevelopment projects	1,845	various	-	32,692	-	9,539	42,231	-	42,231	-	-
Other projects (TRS)	120	various	-	24,677	-	(4,426)	20,251	-	20,251	-	-
Development joint venture	-	Seattle, WA	-	-	-	655	655	-	655	-	-

Consolidated Development Pipeline	2,478		$-	$70,307	$-	$33,180	$103,487	$-	$103,487	$-

(1) The aggregate cost for federal income tax purposes is $2,040,200.
(2) Phase I was built in 1969 and Phase II was built in 1977.
(3) The Company's initial 45% interest was obtained in 1999. The remaining 55% interest was acquired in 2004.
(4) The Company sold a single family home built on the property for $336 in 2003, and sold 45 condos in 2006.
(5) The Company's initial was 20%, and the remaining 80% interest was acquired in 2004.
(6) The land is leased pursuant to a ground lease expiring 2027.
(7) The land is leased pursuant to a ground lease expiring 2067.
(8) A portion of land is leased pursuant to a ground lease expiring in 2028.
(9) Total rentable square footage of 17,404.
(10) Total rentable square footage of 38,940.
(11) The Company had a leasehold interest in the land, and the property was sold to third-party during February 2007.
(12) All construction costs are reflected as real estate under development in the Company's consolidated balance sheets until the project reaches stabilization.
											(Concluded)

A summary of activity for real estate and accumulated depreciation is as follows:
	2006	2005	2004		2006	2005	2004
Real estate:				Accumulated depreciation:
Balance at beginning of year	$2,431,629	$2,371,194	$1,984,122	Balance at beginning of year	$389,040	$329,652	$265,763
Improvements	40,885	24,000	28,380	Depreciation expense - Acquisitions	2,314	1,406	5,956
Acquisition of real estate	202,459	90,065	406,745	Depreciation expense - Development	-	-	630
Development of real estate	-	20,460	48,239	Depreciation expense - Discontinued operations	2,889	3,278	4,314
Disposition of real estate	(5,786)	(22,473)	(81,351)	Depreciation expense	77,833	75,442	62,023
Real estate investment held for sale	-	(51,617)	(14,941)	Dispositions	(2,362)	(4,768)	(2,948)
Balance at the end of year	$2,669,187	$2,431,629	$2,371,194	FAS 141 adjustment	(2,205)	(5,156)	(5,590)
				Real estate under development	(335)	(1,378)	-
				Real estate investment held for sale	(2,159)	(9,436)	(496)
				Balance at the end of year	$465,015	$389,040	$329,652

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

Date: February 28, 2007

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

Signature	Title	Date
/S/ KEITH R. GUERICKE Keith R. Guericke	Chief Executive Officer and President, Director, and Vice Chairman of the Board (Principal Executive Officer)	February 28, 2007
/S/ MICHAEL T. DANCE Michael T. Dance	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007
/S/ MICHAEL J. SCHALL Michael J. Schall	Senior Executive Vice President, Director, and Chief Operating Officer	February 28, 2007
/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 28, 2007
/S/ WILLIAM A. MILLICHAP William A. Millichap	Director	February 28, 2007
/S/ DAVID W. BRADY David W. Brady	Director	February 28, 2007

Signature	Title	Date
/S/ ROBERT E. LARSON Robert E. Larson	Director	February 28, 2007
/S/ GARY P. MARTIN Gary P. Martin	Director	February 28, 2007
/S/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	February 28, 2007
/S/ THOMAS E. RANDLETT Thomas E. Randlett	Director	February 28, 2007
/S/ WILLARD H. SMITH, JR. Willard H. Smith, Jr.	Director	February 28, 2007

EXHIBIT INDEX
Exhibit No.	Document	Note
2.2	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein. Attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 5, 2004, and incorporated herein by reference.	--
3.1	Articles of Amendment and Restatement of Essex dated June 22, 1995, attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.	--
3.2	Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
3.3	First Amendment to Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.	--
3.4	Certificate of Correction to Exhibit 3.2 dated December 20, 1996; attached as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.	--
3.5	Amended and Restated Bylaws of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
3.6	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc., dated December 17, 1996, attached as Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December31, 1996, and incorporated herein by reference.	--
3.7	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	--
3.8	Articles Supplementary reclassifying 500,000 shares of Common Stock as 500,000 shares of 9 1/8% Series C Cumulative Redeemable Preferred Stock, filed with the State of Maryland on November 25, 1998, attached as Exhibit 3.8 to the Company’s Current Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
3.9	Certificate of Correction to Exhibit 3.2 dated February 12, 1999, attached as Exhibit 3.9 to the Company’s Current Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
3.10	Articles Supplementary reclassifying 6,617,822 shares of Common Stock as 6,617,822 shares of Series A Junior Participating Preferred Stock, filed with the State of Maryland on November 13, 1998, attached as Exhibit 4.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
3.11	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	--
3.12	Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred Stock, filed with the State of Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	--
3.13	Certificate of Correction to Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	--

3.14	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc. dated February 14, 2000, attached as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	--
3.15	Articles Supplementary relating to the 7.8125% Series F Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, dated September 19, 2003, and incorporated herein by reference.	--
3.16	Articles Supplementary reclassifying 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004, attached as Exhibit 3.16 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
3.17	Articles Supplementary reclassifying 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004, attached as Exhibit 3.16 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
3.18	Articles Supplementary of Essex Property Trust, Inc. reclassifying 5,980,000 shares of Common Stock as 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, Filed July 27, 2006, and incorporated herein by reference.	--
4.1	Rights Agreement, dated as of November 11, 1998, between Essex Property Trust, Inc., and BankBoston, N.A., as Rights Agent, including all exhibits thereto, attached as Exhibit 1 to the Company’s Registration Statement filed on Form 8-A dated November 12, 1998, and incorporated herein by reference.	--
4.2	Amendment to Rights Agreement, dated as of December 13, 2000, attached as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.	--
4.3	Amendment to Rights Agreement, dated as of February 28, 2002 attached as Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	--
4.4	Form of 4.875% Series G Cumulative Convertible Preferred Stock Certificate attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 27, 2006, and incorporated herein by reference.	--
10.1	Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and restated), attached as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.*	--
10.2	First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.	--
10.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated February 6, 1998, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	--
10.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated April 20, 1998, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 23, 1998, and incorporated herein by reference.	--
10.5	Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated November 24, 1998, attached as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
10.6	Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated July 28, 1999, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	--

10.7	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated September 3, 1999, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	--
10.8	Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan, attached as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*	--
10.9	Form of Indemnification Agreement between Essex and its directors and officers, attached as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.10	First Amendment to Investor Rights Agreement dated July 1, 1996 by and between George M. Marcus and The Marcus & Millichap Company, attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
10.11	Co-Brokerage Agreement by and among Essex, the Operating Partnership, MM REIBC and Essex Management Corporation attached as Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.12	General Partnership Agreement of Essex Washington Interest Partners attached as Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (Registration No.33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.13	Phantom Stock Unit Agreement for Mr. Guericke, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form was used for subsequent phantom stock agreements.)*	--
10.14	Phantom Stock Unit Agreement for Mr. Schall, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form was used for subsequent phantom stock agreements.)*	--
10.15	Replacement Promissory Note (April 15, 1996) and Pledge Agreement for Mr. Guericke, attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*	--
10.16	Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Guericke, attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge Agreement used for subsequent loans.)*	--
10.17	Replacement Promissory Note (April 30, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*	--
10.18	Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge Agreement used for subsequent loans.)*	--
10.19	First Amended and Restated Agreement of Limited Partnership of Western Highridge I Investors, effective as of May 13, 1997, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.	--
10.20	Registration Rights Agreement, effective as of May 13, 1997, by and between the Company and the limited partners of Western-Highridge I Investors, Irvington Square Associates, Western-Palo Alto II Investors, Western Riviera Investors, and Western-San Jose III Investors, attached as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.	--
10.21	$100,000,000 Promissory Note between Essex Portfolio, L.P., and Essex Morgan Funding Corporation, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.	--

10.22	Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 28, 2001, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.*	--
10.23	Executive Severance Plan attached as Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	--
10.24	Agreement between Essex Property Trust, Inc. and George M. Marcus dated March 27, 2003 attached as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.	--
10.25	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 26, 2003, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.*	--
10.26	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of September 23, 2003, attached as Exhibit 10.2 to the Company’s 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.	--
10.27	Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004, attached as Exhibit 10.36 to the Company’s 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
10.28	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004, attached as Exhibit 10.37 to the Company’s 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
10.29	Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of March 29, 2004, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference. *	--
10.30	Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference. *	--
10.31	Offer Letter between Essex Property Trust, Inc. and Mr. Dance, filed as Exhibit 10.1 on the Company’s Form 8-K, filed on February 14, 2005, and incorporated herein by reference. *	--
10.32	Indenture, dated October 28, 2005, by and among Essex Property Trust, Inc., as Guarantor, Essex Portfolio, L.P., as the Issuer, and Wells Fargo Bank, N.A., attached as Exhibit 10.1 to the Company’s current report on Form 8-K, filed November 2, 2005, and incorporated herein by reference.	--
10.33	Registration Rights Agreement, dated October 28, 2005, by and among Essex Portfolio, L.P., Essex Property Trust, Inc., UBS Securities LLC and Bear Stearns & Co., attached as Exhibit 10.1 to the Company’s Registration Statement on Form S-3, filed January 26, 2006, and incorporated herein by reference.	--
10.34	Fourth Amended and Restated Revolving Credit Agreement, dated as of March 24, 2006, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2006, and incorporated herein by reference.	--
10.35	Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of July 26, 2006, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2006, and incorporated herein by reference.	--
10.36	Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of October 26, 2006, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.	--
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	--

21.1	List of Subsidiaries of Essex Property Trust, Inc.	--
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	--
24.1	Power of Attorney (see signature page)	--
31.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	--
31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	--
32.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	--
32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	--

                                    * Management contract or compensatory plan or arrangement.