Form 10-K
period 2007-12-31
ESSEX PROPERTY TRUST INC
filed 2008-02-29
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

            (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [X]   No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,892,312,848.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes.

As of February 25, 2008, 25,520,479 shares of Common Stock ($.0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 6, 2008

ii

Essex Property Trust, Inc.

2007 ANNUAL REPORT ON FORM 10-K

iii

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

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex” or the “Company”) is a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”).  Essex owns all of its interest in its real properties directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership”).  Essex is the sole general partner of the Operating Partnership and as of December 31, 2007 owns a 90.9% general partnership interest.   In this report, the terms “we,” “us” and “our” refer to Essex Property Trust, its Operating Partnership and the Operating Partnership’s subsidiaries.

The Company has elected to be treated as a REIT for federal income tax purposes, commencing with the year ended December 31, 1994 as the Company completed an initial public offering on June 13, 1994.  In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. Each of the taxable REIT subsidiary entities are consolidated by the Company.

We are engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of real estate.  The majority of our real estate consists of apartment communities.  As of December 31, 2007, we owned or held an interest in 134 apartment communities, aggregating 27,489 units, located predominantly along the West Coast (collectively, the “Properties”, and individually, a “Property”). Our other properties included six office buildings (totaling approximately 478,040 square feet) two recreational vehicle parks (totaling 338 spaces), and one manufactured housing community (containing 157 sites). We currently have six development projects with 1,079 units in various stages of active development (together with the Properties, the “Portfolio”).

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

Business Objectives

Our primary business objectives are to increase shareholders’ value by investing in properties located in supply constrained markets, and by improving operating results and the value of our Properties, while maintaining a strong balance sheet.  We intend to achieve these objectives by:

•	Maximizing property income by maintaining a high level of occupancy while increasing rental income;
•	Expanding our Portfolio through acquisitions, development and, when appropriate, redevelopment of apartment communities in selected major metropolitan areas;
•
Optimizing financial performance through a portfolio asset allocation program, and to increase or decrease investments in a market based on projected changes in regional economic and local market conditions; and

•	Maintaining a strong balance sheet by identifying and utilizing capital resources that provide positive leverage (i.e. investment yield that exceeds capital cost).

We cannot assure our shareholders that we will achieve our business objectives.

Business Strategies

Research Driven Approach – We believe that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge. Utilizing a proprietary research model that we have developed over the last two decades, we continually assess markets where we currently operate, as well as markets where we consider future investment opportunities by evaluating:

•
Markets in major metropolitan areas that have regional population primarily in excess of one million,  thereby creating liquidity, which is an important element when modifying the geographic concentration of the Company’s portfolio in response to changing market conditions;

•
Constraints on new supply driven by: (i) low availability of developable land sites where competing housing could be built; (ii) political growth barriers, such as protected land, urban growth boundaries, and potential lengthy and expensive development permit processes; and (iii) natural limitations to development, such as mountains or waterways;

•	Rental demand is enhanced by affordability of rents compared to expensive for-sale housing; and
•	Housing demand that is based on proximity to jobs, high quality of life and related commuting factors, as well as potential job growth.

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

Property Operations – We manage our Properties by focusing on strategies that will generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation. We intend to achieve this by utilizing the strategies set forth below:

•
Property Management – The Chief Operating Officer, Divisional Managers, Regional Portfolio Managers and Area Managers are accountable for the performance and maintenance of the Properties. They supervise, provide training for the on-site managers, manage budgeted expectations against performance, monitor market trends and prepare operating and capital budgets.

•
Capital Preservation – The Capital and Maintenance department is responsible for the planning, budgeting and completion of major deferred maintenance and capital improvement projects at our Properties.

•
Business Planning and Control – Comprehensive business plans are implemented in conjunction with every investment decision.  These plans include benchmarks for future financial performance, based on collaborative discussions between on-site managers and senior management.

•	Development and Redevelopment – We focus on acquiring and developing apartment communities in supply constrained markets, and redeveloping our existing communities to improve the financial and physical aspects of our communities.

CURRENT BUSINESS ACTIVITIES

Acquisitions

Acquisitions have been a significant growth component of our business. During 2007, we completed a series of acquisitions that added to our overall Portfolio.

Southern California

•
In March 2007, the Company acquired two adjacent apartment communities aggregating 108 units located in Santa Barbara, California for approximately $21.2 million. Lucero Village, built in 1973, consists of 70-units and The Continental, built in 1965, consists of 38-units.

•
In April 2007, the Company acquired Cardiff by the Sea Apartments located in Cardiff, California for $72.0 million. The community, which is in Northern San Diego County, consists of 300-units and was built in 1986.

•	In May 2007, the Company acquired Coldwater Canyon apartments for $8.3 million. Built in 1979, the property consists of 39-units located in Studio City, California.

Northern California

•	In March 2007, the Company acquired Harvest Park apartments, built in 2004 with a condominium map for $22.5 million. This apartment community has 104-units and is located in Santa Rosa, California.

•
In May 2007, the Company acquired Canyon Oaks apartments, located in San Ramon, California, for $64.3 million.  Built in 2005 and consisting of 250-units, the property is within Windermere, a master planned community, and is the sister property to Mill Creek at Windermere, acquired in September 2007.

•
In June 2007, the Company acquired Magnolia Lane, built in 2001, for $5.4 million.  The property is a 32-unit community subject to a ground lease that expires in 64 years and is adjacent to Thomas Jefferson, another Essex community, purchased in September 2007.

•
In September 2007, the Company acquired Mill Creek at Windermere, a 400-unit community located in San Ramon, California, for $100.5 million. Built in 2005, the property is located within Windermere, a master planned community, and is the sister property to Canyon Oaks, acquired during the second quarter of 2007.

•
The Company also acquired Thomas Jefferson Apartments in September 2007 for $28.0 million in a DownREIT transaction that included issuing 7,006 DownREIT units to a related party. The community, which was managed by Essex before the acquisition, is a 156-unit apartment complex located in Sunnyvale, California. Built in 1963, the property is located adjacent to Magnolia Lane, another Essex community, purchased in June 2007.

Seattle Metro

•	In June 2007, the Company acquired The Cairns, a 100-unit property built in 2005 and located in the Lake Union area of Seattle, for $28.1 million.

Dispositions

As part of our strategic plan to own quality real estate in supply-constrained markets, we continually evaluate our Properties and sell those which no longer meet our strategic criteria. We may use the capital generated from the dispositions to invest in higher-return Properties, repurchase our common stock, or repay debts.  We believe that the sale of these Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. Generally, any impact of earnings dilution resulting from these dispositions will be offset by the positive impact of our acquisitions, development and redevelopment activities.

•
In February 2007, the Company sold the joint venture property City Heights Apartments, a 687-unit community located in Los Angeles, California for $120.0 million. The Company’s share of the proceeds from the sale totaled $33.9 million, resulting in a $13.7 million gain on sale to the Company, and an additional $10.3 million for fees from the joint venture partner, both of which are included in income from discontinued operations.

•	The Company sold the 21 remaining condominium units at Peregrine Point during the first three quarters of 2007, resulting in a gain of $1.0 million net of taxes and expenses.

•
In December 2007, the Company sold four communities (875-units) in the Portland metropolitan area for $97.5 million, resulting in a gain of $47.6 million net of minority interest.  The proceeds from the sale were used in a tax-free reverse exchange for the purchase of Mill Creek at Windermere in September 2007.

•	In January 2008, the Company collected $7.5 million and recognized income of $6.3 million from the sale of its preferred interest in Waterstone at Fremont Apartments, located in Fremont, California.

Development Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of December 31, 2007, excluding development projects owned by Essex Apartment Value Fund II, L.P. (“Fund II”), the Company had three development projects comprised of 684 units for an estimated cost of $236.7 million, of which $125.8 million remains to be expended.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of December 31, 2007, the Company had five development communities aggregating 1,658 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2007 was $508.4 million, of which $411.3 million remains to be expended.   The Company may also acquire land for future development purposes.   The Company owned five land parcels held for future development aggregating 434 units as of December 31, 2007. The Company had incurred $25.5 million in costs related to these five land parcels as of December 31, 2007.

The following table sets forth information regarding the Company’s consolidated development pipeline:

			As of 12/31/07 ($ in millions)
			Estimated	Incurred	Projected
Development Pipeline	Location	Units	Project Cost(1)	Project Cost	Stabilization
Development Projects
Belmont Station	Los Angeles, CA	275	$71.1	$55.5	Dec-08
The Grand	Oakland, CA	238	96.2	42.0	May-09
Fourth Street	Berkeley, CA	171	69.4	13.4	Aug-10
		684	236.7	110.9
Predevelopment projects	various	1,658	508.4	97.1	Nov-10 to Jul-14
Land held for future development	various	434	25.5	25.5	-
Consolidated Development Pipeline		2,776	$770.6	$233.5

(1) Includes incurred costs and estimated costs to complete these development projects.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2007, the Company had ownership interests in thirteen major redevelopment communities aggregating 3,891 apartment units with estimated redevelopment costs of $135.6 million, of which approximately $74.6 million remains to be expended.  These amounts exclude redevelopment projects owned by Fund II.   The following table illustrates these consolidated redevelopment projects:
			As of 12/31/07 ($ in thousands)
			Estimated	Incurred
Redevelopment Pipeline	Location	Units	Renovation Cost(1)	Project Cost
Southern California
Avondale at Warner Center	Woodland Hills, CA	446	$14,070	$11,188
Highridge	Rancho Palos Verde, CA	255	16,063	1,976
Mira Monte	Mira Mesa, CA	355	6,060	5,900
Pathways	Long Beach, CA	296	10,721	5,788
Northern California
Boulevard (Treetops)	Fremont, CA	172	8,387	5,757
Bridgeport (Summerhill Commons)	Newark, CA	184	4,586	3,869
Marina Cove	Santa Clara, CA	292	9,858	805
Montclaire (Oak Pointe) - Phase I-III	Sunnyvale, CA	390	15,106	5,688
Wimbledon Woods	Hayward, CA	560	9,350	7,195
Seattle Metro
Palisades - Phase I and II	Bellevue, WA	192	6,951	6,461
Sammamish View(2)	Bellevue, WA	153	3,875	3,875
Woodland Commons	Bellevue, WA	236	11,779	1,240
Foothill Commons	Bellevue, WA	360	18,804	1,298
Total Redevelopment Pipeline		3,891	$135,610	$61,040
(1) Includes incurred costs and estimated costs to complete these redevelopment projects.

(2) The redevelopment at this community was completed in the fourth quarter of 2007, and will be added back to Same-Property operations (as defined in Item 7) during the fourth quarter of 2008.

Debt Transactions

In March 2007, the Company obtained a mortgage loan secured by the Camino Ruiz Square community purchased in December 2006 in the amount of $21.1 million, with a fixed interest rate of 5.36%, which matures on April 1, 2017.

In April 2007, the Company refinanced a mortgage loan for $35.7 million secured by the Tierra Vista community in the amount of $62.5 million, with a fixed interest rate of 5.47%, which matures in April 2017.

In June 2007, the Company obtained a mortgage loan secured by the Cardiff by the Sea community purchased in April 2007 in the amount of $42.2 million. The loan has a fixed interest rate of 5.71% and matures in June 2017. The Company assumed a mortgage loan in conjunction with the acquisition of The Cairns community in the amount of $12.0 million, with a fixed interest rate of 5.5%, which matures in May 2014.  Finally, the Company refinanced $18.6 million of debt secured by the Highridge community with a $44.8 million fixed interest rate loan of 6.05%, which matures in June 2017.

In July 2007, the Company paid-off a mortgage loan secured by Monterra del Sol for $2.6 million with a fixed interest rate of 7.56%.

In August 2007, the Company obtained a mortgage loan secured by the Coldwater Canyon community purchased in May 2007 in the amount of $5.9 million, with a fixed interest rate of 6.1%, which matures in August 2017.  The Company also refinanced an $11.6 million mortgage loan secured by the Capri at Sunny Hills community with a new loan in the amount of $19.2 million, with a fixed interest rate of 5.8%, which matures in August 2012.

In September 2007, the Company assumed two loans in conjunction with the acquisition of the Thomas Jefferson community.  The first loan is for $14 million with a fixed interest rate of 5.7% due in March 2017, and the second loan is for $6.0 million with a fixed interest rate of 5.9% due in March 2017.

In December 2007, the Company and a joint venture partner obtained a construction loan in the amount of $17.5 million secured by the Main Street predevelopment project in Walnut Creek, California.  The loan is variable based on LIBOR plus 125 basis points and matures in December 2009.  The initial funding on this loan was approximately $12.1 million, and the remainder of the loan will be used for predevelopment costs.

In January 2008, the Company obtained a mortgage loan in the amount of $49.9 million secured by Mirabella, a community located in Marina Del Rey, California.  The loan has a fixed interest rate of 5.21%, which matures in January 2018.

Structured Finance

In March 2007, the Company originated a $6.9 million mezzanine loan receivable for the acquisition and capital improvement of California Hill, a 153-unit, age-restricted apartment community located in Concord, California.   The floating rate note receivable is based on LIBOR with a 5% floor for the LIBOR rate plus 4.75%.  The note receivable is due in March 2011.

In September 2007, the Company originated a $14.0 million bridge loan for the completion and lease-up of Valley View, a 146-unit apartment community located in Vancouver, Washington.  The loan refinanced a construction loan, incorporating additional proceeds for interior upgrades to the remaining phases; exterior and common area upgrades and interest reserves to take the project through lease-up and stabilization.  The floating rate note receivable is based on LIBOR with a 5% floor for the LIBOR rate plus 3.38%.  The note receivable is due in February 2009.

In October 2007, the Company originated a $14.0 million bridge loan secured by 301 Ocean Avenue a 47-unit apartment community located in Santa Monica, California and the interest payments are guaranteed by the owner of the asset.  The floating rate note receivable is based on LIBOR with a 5% floor for the LIBOR rate plus 2.95%.  The note receivable is due in April 2009.

Derivative Transactions

In March 2007, the Company entered into a ten-year forward-starting interest rate swap for a notional amount of $50 million and a settlement date on or before October 1, 2011, to manage interest rate exposure on identified future debt obligations.

In April 2007, in conjunction with the refinance of the Tierra Vista mortgage loan, the Company settled a $50 million forward-starting swap and received $1.3 million from the counterparty. The accounting for the swap settlement reduces the effective interest rate on the new Tierra Vista mortgage loan to 5.19%.

As of December 31, 2007 the Company had entered into nine forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2008 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with the refinancing of debt that matures between April 2008 and October 2011.  The fair value of the derivatives decreased $8.0 million during the year ended December 31, 2007 to a liability value of $10.2 million as of December 31, 2007, and the derivative liability was recorded in other liabilities in the Company’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the year ended December 31, 2007 and 2006.

Equity Transactions

During the second quarter of 2007, the Company issued and sold 1,670,500 shares of its common stock for $213.7 million at an average stock price of $127.91 per share, net of underwriter fees and expenses.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  During 2007, the Company repurchased and retired 323,259 shares of its common stock for approximately $32.6 million, net of fees and commissions.  During January 2008, the Company repurchased an additional 137,500 shares for $13.2 million, net of fees and commissions.  The Company has repurchased 460,759 shares for $45.8 million at an average stock price of $99.30 per share since the stock repurchase plan was approved in August.

ESSEX APARTMENT VALUE FUNDS

Essex Apartment Value Fund, L.P. ("Fund I" and “Fund II”), are investment funds formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities.  The assets in Fund I were sold during 2004 and 2005, and Fund I was liquidated in 2007.

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilitized debt as leverage of approximately 65% of the estimated value of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2007, owned eleven apartment communities and three development projects.  There was no acquisition or disposition activity in Fund II in the year ended December 31, 2007.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Fund II - Development and Redevelopment Pipeline

As of December 31, 2007, the following table sets forth information regarding Fund II’s development and redevelopment pipelines:

			As of 12/31/07 ($ in millions)
			Estimated	Incurred	Projected
Development Pipeline - Fund II	Location	Units	Project Cost(1)	Project Cost	Stabilization
Development Projects
Eastlake 2851 on Lake Union	Seattle, WA	127	$35.4	$24.7	Jul-08
Studio 40-41	Studio City, CA	149	60.6	30.7	Aug-09
Cielo	Chatsworth, CA	119	39.4	12.3	Sep-09
Fund II - Development Pipeline		395	$135.4	$67.7

Redevelopment Pipeline - Fund II
Redevelopment Projects
Regency Tower - Phase I - II	Oakland, CA	178	$4.5	$3.7
The Renaissance	Los Angeles, CA	168	5.0	3.6
Fund II - Redevelopment Pipeline		346	$9.5	$7.3

(1)   Includes incurred costs and estimated costs to complete these development and redevelopment projects.

OFFICES AND EMPLOYEES

The Company is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California and Bellevue, Washington. As of December 31, 2007, the Company had approximately 917 employees.

INSURANCE

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties with a $5.0 million deductible per incident. There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquake, for which the Company does not have insurance coverage.

Substantially all of the Properties are located in areas that are subject to earthquake activity.  The Company believes it has a proactive approach to its potential earthquake losses.  The Company utilizes third-party seismic consultants for its acquisitions and performs seismic upgrades to those acquisitions that are determined to have a higher level of potential loss from an earthquake.  The Company utilizes internal and third-party loss models to help to determine its exposure.  The majority of the Company’s Properties are lower density garden-style apartments which may be less susceptible to earthquake damage.  The Company will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage if it deems it cost effective.

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

WORKING CAPITAL

We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2008.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

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

We invest primarily in apartment communities that are located in predominantly coastal markets within Southern California, the San Francisco Bay Area, and the Seattle metropolitan area. The Company currently intends to continue to invest in apartment communities in such regions.  However, these practices may be reviewed and modified periodically by management.

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

Debt financing – At December 31, 2007, we had approximately $1.66 billion of indebtedness (including $233.1 million of variable rate indebtedness, of which $152.7 million is subject to interest rate protection agreements). We are subject to the risks normally associated with debt financing, including the following:

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

Uncertainty of our ability to refinance balloon payments - As of December 31, 2007, we had approximately $1.66 billion of mortgage debt, exchangeable bonds and line of credit borrowings, most of which are subject to balloon payments (see Notes 8 and 9 to the Company’s consolidated financial statements for more details). We do not expect to have sufficient cash flows from operations to make all of these balloon payments. These mortgages, bonds and lines of credit borrowings have the following scheduled principal and balloon payments:

2008--$125.2 million;
2009--$185.7 million;
2010--$154.8 million;
2011--$166.5 million;
2012--$32.2 million;
Thereafter--$993.3 million.

We may not be able to refinance such mortgage indebtedness, bonds, or lines of credit.  The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the lender.  This could cause us to lose income and asset value.  We may be required to refinance the debt at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness.

The Company’s current financing activities have not been severely impacted by the tightening in the credit markets.  Our strong balance sheet, the established relationships with our unsecured line of credit bank group and access to Fannie Mae and Freddie Mac secured debt financing have insulated us from the turmoil being experienced by many other real estate companies.  Recently, we have experienced some expansion in credit spreads as Fannie Mae and Freddie Mac’s tier 4 financing are currently at approximately 200 basis points over the relevant U.S. treasury securities.

Debt financing on Properties may result in insufficient cash flow - Where possible, we intend to continue to use leverage to increase the rate of return on our investments and to provide for additional investments that we could not otherwise make. There is a risk that the cash flow from the Properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code. We may obtain additional debt financing in the future through mortgages on some or all of the Properties. These mortgages may be recourse, non-recourse, or cross-collateralized.

As of December 31, 2007, the Company had 74 of its 123 consolidated apartment communities encumbered by debt. Of the 74 communities, 51 are secured by deeds of trust relating solely to those properties.  With respect to the remaining 23 communities, there are 5 cross-collateralized mortgages secured by 8 communities, 7 communities, 3 communities, 3 communities, and 2 communities, respectively. The holders of this indebtedness will have claims against these communities and, to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon communities which are not the primary collateral for their loan. This may accelerate other indebtedness secured by communities. Foreclosure of communities would reduce our income and net asset value.

Risk of rising interest rates - Current interest rates could potentially increase rapidly, which could result in higher interest expense on our variable rate indebtedness. Prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties at economic returns on investment and our ability to refinance existing borrowings at acceptable rates.

As of December 31, 2007, we had approximately $220.9 million of long-term variable rate indebtedness bearing interest at floating rates tied to the rate of short-term tax-exempt revenue bonds (which mature at various dates from 2020 through 2034), $12.2 million of short-term variable rate indebtedness bearing interest at LIBOR plus 1.25% related to a predevelopment project due in 2009, and $169.8 million of variable rate indebtedness under our lines of credit. Of the $169.8 million of variable rate indebtedness under our lines of credit, $100.0 million is bearing interest at the Freddie Mac Reference Rate plus from 0.55% to 0.59%, $61.0 million is bearing interest at the underlying interest rate based on a tiered rate structure tied to the Company’s corporate ratings and is currently at LIBOR plus 0.80%, and $8.8 million is bearing interest at the underlying interest rate based on the bank’s Prime Rate less 2.0%. Approximately $152.7 million of the long-term indebtedness is subject to interest rate cap protection agreements, which may reduce the risks associated with fluctuations in interest rates. The remaining $68.2 million of long-term variable rate indebtedness was not subject to any interest rate cap protection agreements as of December 31, 2007. An increase in interest rates may have an adverse effect on our net income and results of operations.

Risk of losses on interest rate hedging arrangements – Periodically, we have entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks. In order to minimize counterparty credit risk, our policy is to enter into hedging arrangements only with A-rated financial institutions.

Bond compliance requirements may limit income from certain properties - At December 31, 2007, we had approximately $220.9 million of variable rate tax-exempt financing relating to the following apartment communities: Inglenook Court, Wandering Creek, Boulevard (Treetops), Huntington Breakers, Camarillo Oaks, Fountain Park, Anchor Village and Hidden Valley (Parker Ranch). This tax-exempt financing subjects these properties to certain deed restrictions and restrictive covenants. We expect to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if we are required to lower rental rates to attract residents who satisfy the median income test. If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and we may be subject to additional contractual liability.

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

Income from the Properties may be further adversely affected by, among other things, the following factors:

•	the general economic climate;
•	local economic conditions in which the Properties are located, such as oversupply of housing or a reduction in demand for rental housing;
•	the attractiveness of the properties to tenants;
•	competition from other available space; and
•	the Company’s ability to provide for adequate maintenance and insurance.

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

Due to the Company's concentration in supply restricted markets, the Company has not experienced any material adverse impact from increases in supply of unsold single family residences.

Risk of Inflation/Deflation - Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.

Risks that acquisitions will fail to meet expectations - We intend to continue to acquire apartment communities. However, there are risks that acquisitions will fail to meet our expectations. Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to market an acquired property as originally intended may prove to be inaccurate. We expect to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If we finance new acquisitions under existing lines of credit, there is a risk that, unless we obtain substitute financing, the Company may not be able to secure further lines of credit for new development or such lines of credit may be not available on advantageous terms.

Risks that development and redevelopment activities will be delayed, not completed, and/or not achieve expected results - We pursue apartment community development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received. Our development and redevelopment activities generally entail certain risks, including the following:

•	funds may be expended and management's time devoted to projects that may not be completed;
•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
•	projects may be delayed due to, without limitation, adverse weather conditions, entitlement and government regulations, labor shortages, or unforeseen complications;
•	occupancy rates and rents at a completed project may be less than anticipated; and
•	expenses at projects may be higher than anticipated.

These risks may reduce the funds available for distribution to the Company’s stockholders. Further, the development of properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see “Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks.”

The geographic concentration of the Company’s Properties and fluctuations in local markets may adversely impact our financial condition and operating results – The Company generated significant amounts of rental revenues for the year ended December 31, 2007, from properties concentrated in Southern California (Los Angeles, Orange,  Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. As of December 31, 2007, 81% of the Company’s  property revenues were generated from Properties located in California. This geographic concentration could present risks if local property market performance falls below expectations. The economic condition of these markets could affect occupancy, market rental rates, and expenses, as well as impact the income generated from the Properties and their underlying asset values.

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

We also face competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities. Some of the competitors are larger and have greater financial resources than we do. This competition may result in an increase in costs and prices of apartment communities that we acquire and/or develop.

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

If the Company wishes to issue any common stock in the future (including upon the exercise of stock options), the funds required to continue to pay cash dividends at current levels will be increased.  The Company’s ability to pay dividends will depend largely upon the performance of our current properties and other properties that may be acquired or developed in the future.

If the Company cannot pay dividends on its common stock, the Company’s status as a real estate investment trust may be jeopardized. Our ability to pay dividends on our common stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, the Company may not make a distribution on stock if, after giving effect to such distribution, either:

•	we would not be able to pay our indebtedness as it becomes due in the usual course of business; or
•	our total assets would be less than our total liabilities, including the liquidation preference on our Series B, Series D, Series F, and Series G preferred stock.

Resale of shares pursuant to our effective registration statement or that are issued upon conversion of our convertible preferred stock may have an adverse effect on the market price of the shares – The Company has the following effective registration statements, which allows for the resale into the public stock of common stock held by stockholders, as specified in the registration statements:

•
A registration statement, declared effective in 2003, which covers the resale of certain shares, including (i) up to 2,270,490 shares of common stock that are issuable upon exchange of limited partnership interests in the Operating Partnership and (ii) up to 1,473,125 shares that are issuable upon exchange of limited partnership interests in certain other real estate partnerships;

•
Registration statements, declared effective in 2006, that cover (i) the resale of up to 142,076 shares issuable in connection with our Waterford and Vista Belvedere acquisitions and (ii) the resale of shares issuable in connection with the exchange rights of our 3.625% Exchangeable Senior Notes, as to which there is a principal amount of $225 million outstanding.

During the third quarter of 2006, we issued, pursuant to a registration statement, 5,980,000 shares of 4.875% Series G Cumulative Preferred Stock for estimated gross proceeds of $149.5 million; such shares are convertible, subject to certain conditions, into common stock, which could be resold into the public market.

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

In 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (the “Series G Preferred Stock”) for gross proceeds of $149.5 million.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate will initially be .1830 shares of common stock per $25 share liquidation preference, which is equivalent to an initial conversion price of $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  On or after July 31, 2011, the Company may, under certain circumstances cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.  Further, if a fundamental change occurs, as defined in the articles supplementary for the Series G Preferred Stock, then the holders may require the Company to repurchase all or part of their Series G Preferred Stock subject to certain conditions.

The exchange of the Notes and/or Series G Preferred Stock for common stock would dilute stockholder ownership in the Company, and such exchange could adversely affect the market price of our common stock and our ability to raise capital through the sale of additional equity securities.  If the Notes and Series G Preferred Stock are not exchanged, the repurchase price of the Notes and Series G Preferred Stock may discourage or impede transactions that might otherwise be in the interest of the holders of common stock. Further, these repurchase rights may be triggered in situations where the Company needs to conserve its cash reserves, in which event such repurchase might adversely affect the Company and its common stockholders.

Our future issuances of common stock, preferred stock or convertible debt securities could adversely affect the market price of our common stock - In order to finance our property acquisition and development activities, we have issued and sold common stock, preferred stock and convertible debt securities.  For example, during 2007, the Company sold 1,500,000 shares of its common stock  in a public offering for proceeds of $191.8 million, net of underwriter fees and expenses.  During 2007 and 2006, pursuant to a Controlled Equity Offering program that the Company entered into with Cantor Fitzgerald & Co., the Company issued and sold approximately 170,500 and 427,700 shares of common stock for $21.9 million and $48.3 million, net of fees and commissions, respectively.  The Company may in the future sell further shares of common stock pursuant to a Controlled Equity Offering program with Cantor Fitzgerald &Co.

In 2006, the Company issued 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of approximately $149.5 million.  In 2005, the Operating Partnership sold $225 million principal amount of 3.625% Exchangeable Senior Notes, which are exchangeable into the Company’s common stock under certain conditions.

During the first quarter of 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus.  Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.

Our Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest - Our Chairman, George M. Marcus is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of The Marcus & Millichap Company, or (“TMMC”), which is a holding company for certain real estate brokerage and services companies. TMMC has an interest in Pacific

Property Company, a company that invests in apartment communities.

Mr. Marcus has agreed not to divulge any information that may be received by him in his capacity as Chairman of the Company to any of his affiliated companies and that he will abstain his vote on any and all resolutions by the Company Board of Directors regarding any proposed acquisition and/or development of an apartment community where it appears that there may be a conflict of interest with any of his affiliated companies.  Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with us in acquiring and/or developing apartment communities, which competition may be detrimental to us.  In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with us, which may be detrimental to the interests of the Company’s stockholders.

The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock - As of December 31, 2007, George M. Marcus, the Chairman of our Board of Directors, wholly or partially owned 1,768,773 shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 7.1% of the outstanding shares of our common stock. Mr. Marcus currently does not have majority control over us. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all our stockholders.

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

These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the preferred stock have been paid in full. At that time, the holders of the preferred stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates. While any shares of our preferred stock are outstanding, the Company may not, without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock, each voting separately as a single class:

•	authorize or create any class or series of stock that ranks senior to such preferred stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of our business;
•
amend, alter or repeal the provisions of the Company’s Charter or Bylaws, including by merger or consolidation, that would materially and adversely affect the rights of such series of preferred stock; or

•
in the case of the preferred stock into which our preferred units are exchangeable, merge or consolidate with another entity or transfer substantially all of its assets to another entity, except if such preferred stock remains outstanding with the surviving entity and has the same terms and in certain other circumstances.

These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions that would otherwise benefit the holders of our common stock.

The redemption rights of the Series B preferred units, Series D preferred units, Series F preferred stock and Series G preferred stock may be detrimental to holders of the Company’s common stock - Upon the occurrence of one of the following events, the terms of the Operating Partnership’s Series B and D Preferred Units require it to redeem all of such units and the terms of the Company’s Series F Preferred Stock and the Series G Preferred Stock provide the holders of the majority of the outstanding Series F Preferred Stock and Series G Preferred Stock the right to require the Company to redeem all of such stock:

•	the Company completes a “going private” transaction and its common stock is no longer registered under the Securities Exchange Act of 1934, as amended;
•	the Company completes a consolidation or merger or sale of substantially all of its assets and the surviving entity’s debt securities do not possess an investment grade rating;
•	the Company fails to qualify as a REIT; or
•	in the case of Series G preferred stock, The Company common stock is not traded on a major exchange.

The aggregate redemption price of the Series B Preferred Units would be $80 million, the aggregate redemption price of the Series D Preferred Units would be $50 million, the aggregate redemption price of the Series F Preferred Stock would be $25 million and the aggregate redemption price of the Series G Preferred Stock would be $149.5 million, plus, in each case, any accumulated distributions.

These redemption rights may discourage or impede transactions that might otherwise be in the interest of holders of common stock. Further, these redemption rights might trigger situations where the Company needs to conserve its cash reserves, in which event such redemption might adversely affect the Company and its common holders.

Maryland business combination law may not allow certain transactions between the Company and its affiliates to proceed without compliance with such law - Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock. The law also requires a supermajority stockholder vote for such transactions. This means that the transaction must be approved by at least:
•	80% of the votes entitled to be cast by holders of outstanding voting shares; and
•	Two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder.  These voting provisions do not apply if the stockholders receive a minimum price, as defined under Maryland law.  As permitted by the statute, the Board of Directors of the Company irrevocably has elected to exempt any business combination by us, George M. Marcus, William A. Millichap, who are the chairman and a director of the Company, respectively, and TMMC or any entity owned or controlled by Messrs. Marcus and Millichap and TMMC. Consequently, the five-year prohibition and supermajority vote requirement described above will not apply to any business combination between us and Mr. Marcus, Mr. Millichap, or TMMC. As a result, we may in the future enter into business combinations with Messrs. Marcus and Millichap and TMMC, without compliance with the supermajority vote requirements and other provisions of the Maryland General Corporation Law.

Anti-takeover provisions contained in the Operating Partnership agreement, charter, bylaws, and certain provisions of Maryland law could delay, defer or prevent a change in control - While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on the Company’s ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the Company’s stockholders. The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of our general partner interest in the Operating Partnership to another entity. Such limitations on the Company’s ability to act may result in our being precluded from taking action that the Board of Directors believes is in the best interests of the Company’s stockholders. As of December 31, 2007, the limited partners held or controlled approximately 9.1% of the outstanding units of partnership interest in the Operating Partnership, allowing such actions to be blocked by the limited partners.

The Company’s Charter authorizes the issuance of additional shares of common stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the common stock. We may establish one or more series of preferred stock that could delay defer or prevent a transaction or a change in control. Such a transaction might involve a premium price for our stock or otherwise be in the best interests of the holders of common stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of common stock.

The Company’s Charter, as well as the Company’s stockholder rights plan, contains other provisions that may delay, defer or prevent a transaction or a change in control that might be in the best interest of the Company’s stockholders. The Company’s stockholder rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The Bylaws may be amended by the Board of Directors to include provisions that would have a similar effect, although the Company presently has no such intention. The Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of common stock and limit the opportunity for stockholders to receive a premium for their shares of common stock.

The Maryland General Corporations Law restricts the voting rights of shares deemed to be “control shares.”   Under the Maryland General Corporations Law, “control shares” are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt the Company from the control share provisions of the Maryland General Corporations Law, the Board of Directors may amend or eliminate the provisions of the Bylaws at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporations Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporations Law could delay, defer or prevent a transaction or change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company’s stockholders.

The Company’s joint ventures and joint ownership of Properties and partial interests in corporations and limited partnerships could limit the Company’s ability to control such Properties and partial interests - Instead of purchasing apartment communities directly, we have invested and may continue to invest in joint ventures.  Joint venture partners often have shared control over the operation of the joint venture assets. Therefore, it is possible that a joint venture partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests, or our policies or objectives. Consequently, a joint venture partners’ actions might subject property owned by the joint venture to additional risk. Although we seek to maintain sufficient influence over any joint venture to achieve its objectives, we may be unable to take action without our joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without our consent.  Should a joint venture partner become bankrupt, we could become liable for such partner’s share of joint venture liabilities.

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

Dedicated investment activities and other factors specifically related to Fund II - Fund II involves risks to us such as the following:

•	our partners in Fund II might remove the Company as the general partner of Fund II;
•	our partners in Fund II might become bankrupt (in which event we might become generally liable for the liabilities of Fund II);
•	our partners in Fund II might have economic or business interests or goals that are inconsistent with our business interests or goals;
•	our partners in Fund II might fail to fund capital commitments as contractually required; or
•	our partners in Fund II might fail to approve decisions regarding Fund II that are in the Company’s best interest.

We will, however, generally seek to maintain sufficient influence over Fund II to permit it to achieve its business objectives.

Investments in mortgages and other real estate securities – The Company may invest in securities related to real estate, which could adversely affect our ability to make distributions to stockholders.  The Company may purchase securities issued by entities which own real estate and invest in mortgages or unsecured debt obligations. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. In general, investments in mortgages include the following risks:

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

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, such matters, which matters remain unresolved and pending.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes limited coverage for mold, although the insurance may not cover all pending or future mold claims.  The Company has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.  The Company cannot assure you that it will not be sued in the future for mold related matters and cannot assure you that the liabilities resulting from such current or future mold related matters will not be substantial.  The costs of carrying insurance to address potential mold related claims may also be substantial.

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

Methane gas is also associated with certain industrial activities, such as former municipal waste landfills.  Radon is also a naturally-occurring gas that is found below the surface.  The Company cannot assure you that it will not be adversely affected by costs related to its compliance with methane gas related requirements or litigation costs related to methane or radon gas.

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

General uninsured losses - The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses, such as, for example, losses for terrorism or earthquake, for which the Company does not have insurance coverage. Substantially all of the Properties are located in areas that are subject to earthquake activity.  In January 2007, the Company canceled its then existing earthquake policy and established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is self-insured as it relates to earthquake related losses.  Additionally, as of January 2008, PWI provides property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident.

Although the Company may carry insurance for potential losses associated with its Properties, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material.  In the event of a substantial loss, insurance coverage may not be able to cover the full current market value of replacement cost of the Company’s lost investment.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect the Company’s ability to replace or renovate an apartment community after it has been damaged or destroyed.

Changes in real estate tax and other laws - Generally we do not directly pass through costs resulting from changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated decrease in revenue or increase in expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.

Changes in financing policy; no limitation on debt – We have adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt-to-total-market-capitalization is as follows: total indebtedness divided by the sum of total indebtedness plus total equity market capitalization.  As used in this calculation, total equity market capitalization is equal to the aggregate market value of the outstanding shares of common stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of common stock and the gross proceeds of the preferred units and preferred stock. Based on this calculation (including the current market price and excluding undistributed net cash flow), our debt-to-total-market-capitalization ratio was approximately 35.7% as of December 31, 2007.

Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, the Board of Directors of The Company could change current policies and the policies of the Operating Partnership regarding indebtedness. If we changed these policies, we could incur more debt, resulting in an increased risk of default on our obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect our financial condition and results of operations. Such increased debt could exceed the underlying value of the Properties.

We are subject to certain tax risks - The Company has elected to be taxed as a REIT under the Internal Revenue Code. The Company’s qualification as a REIT requires it to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control. Although the Company intends that its current organization and method of operation enable it to qualify as a REIT, the Company cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. Future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely the Company’s ability to qualify as a REIT or adversely affect its stockholders. If it fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates, and would not be allowed to deduct dividends paid to its shareholders in computing its taxable income. The Company may also be disqualified from treatment as a REIT for the four taxable years following the year in which it failed to qualify. The additional tax liability would reduce its net earnings available for investment or distribution to stockholders, and it would no longer be required to make distributions to its stockholders. Even if the Company continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and property.

The Company has established several taxable REIT subsidiaries. Despite the Company’s qualification as a REIT, its taxable REIT subsidiaries must pay U.S. federal income tax on their taxable income. While the Company will attempt to ensure that its dealing with its taxable REIT subsidiaries  does not adversely affect its REIT qualification, the Company cannot provide assurance that it will successfully achieve that result. Furthermore, the Company may be subject to a 100% penalty tax, or its taxable REIT subsidiaries  may be denied deductions, to the extent its dealings with its taxable REIT subsidiaries’ are not deemed to be arm’s length in nature.  No assurances can be given that The Company’s dealings with its taxable REIT subsidiaries’ will be arm’s length in nature.

From time to time, we may transfer or otherwise dispose of some of our Properties. Under the Internal Revenue Code, any gain resulting from transfers of Properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100% penalty tax on any gain allocable to the Company from the prohibited transaction and the Company’s ability to retain future gains on real property sales may be jeopardized.  Income from a prohibited transaction might adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT for U.S. federal income tax purposes.  Therefore, no assurances can be given that the Company will be able to satisfy the income tests for qualification as a REIT.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our core apartment Portfolio as of December 31, 2007 (including partial ownership interests) was comprised of 134 apartment communities (comprising 27,489 apartment units), of which 13,205 units are located in Southern California, 8,462 units are located in the San Francisco Bay Area, 5,520 units are located in the Seattle metropolitan area, and 302 units are located in the other areas which consists of one community in Houston, Texas.  The Company’s apartment communities accounted for 97.5% of the Company’s revenue for the year ended December 31, 2007.

Occupancy Rates

The 134 apartment communities had an average Same-Properties occupancy (as defined in Item 7), based on “financial occupancy,” during the year ended December 31, 2007, of approximately 95.9%. With respect to stabilized apartment communities with sufficient operating history, occupancy figures are based on financial occupancy (the percentage resulting from dividing actual rental revenue by total possible rental revenue). Actual rental revenue represents contractual revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

As of December 31, 2007, the headquarters building was 100% occupied by the Company and the Southern California office building was 100% occupied, based on physical occupancy. With respect to office buildings, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage. With respect to recreational vehicle parks, manufactured housing communities, or apartment communities which have not yet stabilized or have insufficient operating history, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied units by rentable units.

For the year ended December 31, 2007, none of the Company’s Properties had book values equal to 10% or more of total assets of the Company or gross revenues equal to 10% or more of aggregate gross revenues of the Company.

Apartment Communities

Our apartment communities are generally suburban garden apartments and town homes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The apartment communities have on average of 205 units, with a mix of studio, one, two and some three-bedroom units. A wide variety of amenities are available at each apartment community, including covered parking, fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

We select, train and supervise a full team of on-site service and maintenance personnel. We believe that the following primary factors enhance our ability to retain tenants:

•	located near employment centers
•	well built communities that have been well maintained since acquisition; and
•	proactive customer service approach.

Office and Other Commercial Buildings

The Company’s corporate headquarters is located in an office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Company acquired the property in 1997. In December 2007, the Company acquired the adjacent property at 935 East Meadow Drive, and the Company will be making improvements to the building though  the third quarter of 2008.  This building is approximately 14,500 square feet and will be solely occupied by the Company. The Company also owns an office building in Southern California (Woodland Hills), comprised of approximately 38,900 square feet building, of which the Company occupies approximately 11,500 square feet at December 31, 2007. The building has nine third-party tenants occupying approximately 27,400 square feet. The largest single tenant occupies approximately 10,900 square feet. The Company acquired the Woodland Hills property in 2001. The Company has a mortgage loan receivable on an office building with approximately 110,000 square feet located in Irvine, California, which is consolidated in accordance with GAAP.  The Company also has two predevelopment projects, Cadence Campus which is an office building comprised of 262,500 square feet, and Essex-Hollywood a commercial building currently utilitized as a production studio of 35,000 square feet, and both properties are 100% leased to single tenants.

Recreational Vehicle Parks and Manufactured Housing Community

The Company owns two recreational vehicle parks (comprising of 338 spaces), acquired in the Company’s December 2002 acquisition of John M. Sachs, Inc., and located in El Cajon, California.  The Company also owns one manufactured housing community (containing 157 sites), acquired in the Company’s December 2002 acquisition of John M. Sachs, Inc., and located in Vista, California.

The following tables describe the Company’s Properties as of December 31, 2007. The first table describes the Company’s apartment communities and the second table describes the Company’s other real estate assets.
			Rentable
			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California
Alpine Country	Alpine, CA	108	81,900	1986	2002	94%
Alpine Village	Alpine, CA	306	254,400	1971	2002	96%
Barkley, The(3)(4)	Anaheim, CA	161	139,800	1984	2000	97%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	98%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	96%
Camino Ruiz Square	Camarillo, CA	160	105,448	1990	2006	97%
Mountain View	Camarillo, CA	106	83,900	1980	2004	98%
Cardiff by the Sea	Cardiff, CA	300	284,460	1986	2007	97%
Cambridge	Chula Vista, CA	40	22,100	1965	2002	96%
Woodlawn Colonial	Chula Vista, CA	159	104,500	1974	2002	93%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	99%
Parcwood(5)	Corona, CA	312	270,000	1989	2004	95%
Coral Gardens	El Cajon, CA	200	182,000	1976	2002	94%
Tierra del Sol/Norte	El Cajon, CA	156	117,000	1969	2002	97%
Grand Regency	Escondido, CA	60	42,400	1967	2002	98%
Valley Park(6)	Fountain Valley, CA	160	169,700	1969	2001	96%
Capri at Sunny Hills(6)	Fullerton, CA	100	128,100	1961	2001	97%
Wilshire Promenade	Fullerton, CA	149	128,000	1992(7)	1997	94%
Montejo(6)	Garden Grove, CA	124	103,200	1974	2001	97%
CBC Apartments	Goleta, CA	148	91,538	1962	2006	98%
Chimney Sweep Apartments	Goleta, CA	91	88,370	1967	2006	95%
Hampton Court (Columbus)	Glendale, CA	83	71,500	1974(8)	1999	94%
Hampton Place (Lorraine)	Glendale, CA	132	141,500	1970(9)	1999	95%
Devonshire	Hemet, CA	276	207,200	1988	2002	92%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	97%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	96%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	98%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	97%
Pathways	Long Beach, CA	296	197,700	1975(10)	1991	85%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	96%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	93%
Kings Road	Los Angeles, CA	196	132,100	1979(11)	1997	96%
Marbella, The	Los Angeles, CA	60	50,108	1991	2005	90%
Marina City Club(12)	Los Angeles, CA	101	127,200	1971	2004	95%
Park Place	Los Angeles, CA	60	48,000	1988	1997	93%
Renaissance, The(5)	Los Angeles, CA	168	154,268	1990(13)	2006	84%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	93%
Mirabella(14)	Marina Del Rey, CA	188	176,800	2000	2000	98%
Mira Monte	Mira Mesa, CA	355	262,600	1982(15)	2002	96%
Hillcrest Park	Newbury Park, CA	608	521,900	1973(16)(17)	1998	96%
Fairways(18)	Newport Beach, CA	74	107,100	1972	1999	90%
Country Villas	Oceanside, CA	180	179,700	1976	2002	97%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	97%
Mariner's Place	Oxnard, CA	105	77,200	1987	2000	98%
Monterey Villas	Oxnard, CA	122	122,100	1974(19)	1997	98%
Tierra Vista	Oxnard, CA	404	387,100	2001	2001	96%
Monterra del Mar	Pasadena, CA	123	74,400	1972(20)	1997	94%
Monterra del Rey	Pasadena, CA	84	73,100	1972(21)	1999	92%
Monterra del Sol	Pasadena, CA	85	69,200	1972(22)	1999	96%
Villa Angelina(6)	Placentia, CA	256	217,600	1970	2001	97%
						(continued)

			Rentable
			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California (continued)
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	96%
Highridge(6)	Rancho Palos Verdes, CA	255	290,200	1972(23)	1997	92%
Bluffs II, The(24)	San Diego, CA	224	126,700	1974	1997	98%
Summit Park	San Diego, CA	300	229,400	1972	2002	97%
Vista Capri - North	San Diego, CA	106	51,800	1975	2002	98%
Brentwood (Hearthstone)(6)	Santa Ana, CA	140	154,800	1970	2001	96%
Treehouse(6)	Santa Ana, CA	164	135,700	1970	2001	95%
Hope Ranch Collection	Santa Barbara, CA	108	126,700	1965&73	2007	95%
Carlton Heights	Santee, CA	70	48,400	1979	2002	94%
Hidden Valley (Parker Ranch)(25)	Simi Valley, CA	324	310,900	2004	2004	94%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	91%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	97%
Coldwater Canyon	Studio City, CA	39	34,125	1979	2007	70%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971(26)	1997	97%
Pinehurst(27)	Ventura, CA	28	21,200	1973	2004	98%
Woodside Village	Ventura, CA	145	136,500	1987	2004	96%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	94%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970(28)	1997	92%
		13,205	11,038,017			95%
Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974	2006	96%
Carlmont Woods(5)	Belmont, CA	195	107,200	1971	2004	98%
Davey Glen(5)	Belmont, CA	69	65,974	1962	2006	92%
Pointe at Cupertino, The	Cupertino, CA	116	135,200	1963(29)	1998	98%
Harbor Cove(5)	Foster City, CA	400	306,600	1971	2004	97%
Stevenson Place	Fremont, CA	200	146,200	1971(30)	1983	95%
Boulevard (Treetops)	Fremont, CA	172	131,200	1978(31)	1996	87%
Waterstone at Fremont (Mountain Vista)(32)	Fremont, CA	526	433,100	1975	2000	94%
City View (Wimbledon Woods)	Hayward, CA	560	462,400	1975(33)	1998	95%
Alderwood Park(5)	Newark, CA	96	74,624	1987	2006	97%
Bridgeport (Summerhill Commons)	Newark, CA	184	139,000	1987(34)	1987	96%
Regency Towers(5)	Oakland, CA	178	140,900	1975(35)	2005	92%
San Marcos (Vista del Mar)	Richmond, CA	432	407,600	2003	2003	96%
Mt. Sutro	San Francisco, CA	99	64,000	1973	2001	98%
Carlyle, The	San Jose, CA	132	129,200	2000	2000	97%
Enclave, The(5)	San Jose, CA	637	525,463	1998	2005	96%
Esplanade	San Jose, CA	278	279,000	2002	2004	97%
Waterford, The	San Jose, CA	238	219,600	2000	2000	98%
Hillsdale Garden Apartments(36)	San Mateo, CA	697	611,505	1948	2006	96%
Bel Air	San Ramon, CA	462	391,000	1988(37)	1997	96%
Canyon Oaks	San Ramon, CA	250	237,894	2005	2007	94%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	94%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005	2007	93%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	94%
Le Parc Luxury Apartments	Santa Clara, CA	140	113,200	1975(38)	1994	98%
Marina Cove(39)	Santa Clara, CA	292	250,200	1974(40)	1994	98%
Harvest Park	Santa Rosa, CA	104	116,628	2004	2007	95%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1997	97%
Brookside Oaks(6)	Sunnyvale, CA	170	119,900	1973	2000	99%
Magnolia Lane(41)	Sunnyvale, CA	32	31,541	2001	2007	97%
Montclaire, The (Oak Pointe)	Sunnyvale, CA	390	294,100	1973(42)	1988	90%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	98%
Thomas Jefferson(6)	Sunnyvale, CA	156	110,824	1969	2007	100%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	96%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	94%
Tuscana	Tracy, CA	30	29,088	2007	2007	84%
		8,462	7,195,152			96%
						(continued)

			Rentable
			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Seattle, Washington Metropolitan Area
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	95%
Emerald Ridge-North	Bellevue, WA	180	144,000	1987	1994	95%
Foothill Commons	Bellevue, WA	360	288,300	1978(43)	1990	99%
Palisades, The	Bellevue, WA	192	159,700	1977(44)	1990	94%
Sammamish View	Bellevue, WA	153	133,500	1986(45)	1994	87%
Woodland Commons	Bellevue, WA	236	172,300	1978(43)	1990	99%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	97%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	94%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	97%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	95%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999	1999	96%
Wandering Creek	Kent, WA	156	124,300	1986	1995	98%
Bridle Trails	Kirkland, WA	108	73,400	1986(46)	1997	97%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	96%
Laurels at Mill Creek, The	Mill Creek, WA	164	134,300	1981	1996	97%
Morning Run(5)	Monroe, WA	222	221,786	1991	2005	97%
Anchor Village(6)	Mukilteo, WA	301	245,900	1981	1997	96%
Castle Creek	Newcastle, WA	216	191,900	1997	1997	95%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	96%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	95%
Forest View	Renton, WA	192	182,500	1998	2003	96%
Cairns, The	Seattle, WA	100	70,806	2006	2007	95%
Fountain Court	Seattle, WA	320	207,000	2000	2000	96%
Linden Square	Seattle, WA	183	142,200	1994	2000	97%
Maple Leaf	Seattle, WA	48	35,500	1986	1997	99%
Spring Lake	Seattle, WA	69	42,300	1986	1997	99%
Tower @ 801(5)	Seattle, WA	173	118,500	1970	2005	97%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	97%
Echo Ridge(5)	Snoqualmie, WA	120	124,539	2000	2005	97%
		5,520	4,688,531			96%
Other Region
St. Cloud	Houston, TX	302	306,800	1968	2002	93%

		302	306,800			93%
Total/Weighted Average		27,489	23,228,500			96%

			Rentable
			Square	Year	Year
Other real estate assets(1)	Location	Tenants	Footage	Built	Acquired	Occupancy(2)
Office Buildings
535 - 575 River Oaks(47)	San Jose, CA	1	262,500	1990	2007	100%
925 East Meadow Drive(48)	Palo Alto, CA	1	17,400	1988	1997	100%
935 East Meadow Drive(49)	Palo Alto, CA	-	14,500	1962	2007	0%
6230 Sunset Blvd(47)	Los Angeles, CA	1	35,000	1938	2006	100%
17461 Derian Ave(50)	Irvine, CA	3	110,000	1983	2000	100%
22110-22120 Clarendon Street(51)	Woodland Hills, CA	9	38,940	1982	2001	100%
Total Office Buildings		15	478,340			100%

Recreational Vehicle Parks
Circle RV	El Cajon, CA	179 spaces		1977	2002	(52)
Vacationer	El Cajon, CA	159 spaces		1973	2002	(52)
Total Recreational Vehicle Parks		338 spaces

Manufactured Housing Community
Green Valley	Vista, CA	157 sites		1973	2002	(52)
Total Manufactured Housing Community		157 sites

Footnotes to the Company’s Properties Listing as of December 31, 2007

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each Property.
(2)
For apartment communities, occupancy rates are based on financial occupancy for the year ended December 31, 2007; for the office buildings, recreational vehicle parks, manufactured housing communities or properties which have not yet stabilized or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2007. For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

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

(4)	The community is subject to a ground lease, which, unless extended, will expire in 2082.
(5)	This community is owned by Fund II. The Company has a 28.2% interest in Fund II which is accounted for using the equity method of accounting.
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

(7)	In 2002 the Company purchased an additional 21 units adjacent to this apartment community for $3 million. This property was built in 1992.
(8)	The Company completed a $1.6 million redevelopment in 2000.
(9)	The Company completed a $2.3 million redevelopment in 2000.
(10)	The Company is in the process of performing a $10.7 million redevelopment.
(11)	The Company completed a $6.2 million redevelopment in 2007. .
(12)	This community is subject to a ground lease, which, unless extended, will expire in 2067.
(13)	Fund II is in the process of performing a $5.0 million redevelopment.
(14)	During the third quarter of 2007, the Company acquired full ownership by purchasing the general contractor's interest for $9 million.
(15)	The Company is in the process of performing a $6.1 million redevelopment.
(16)	The Company completed an $11.0 million redevelopment in 2001.
(17)	The Company completed an additional $3.6 million redevelopment in 2005.
(18)	This community is subject to a ground lease, which, unless extended, will expire in 2027.
(19)	The Company completed a $3.2 million redevelopment in 2002.
(20)	The Company completed a $1.9 million redevelopment in 2000.
(21)	The Company completed a $1.9 million redevelopment in 2001.
(22)	The Company completed a $1.7 million redevelopment in 2001.
(23)	The Company is in the process of performing a $16.1 million redevelopment.
(24)	The Company had an 85% controlling limited partnership interest as of December 31, 2006, and during January 2007 the Company acquired the remaining 15% partnership interest.
(25)	The Company and EMC have a 74.0% and 1% member interests, respectively.
(26)	The Company completed a $3.5 million redevelopment in 2002.
(27)	The community is subject to a ground lease, which, unless extended, will expire in 2028.
(28)	The Company is in the process of performing a $14.1 million redevelopment.
(29)	The Company completed a $2.7 million redevelopment in 2001.
(30)	The Company completed a $4.5 million redevelopment in 1998.
(31)	The Company is in the process of performing an $8.4 million redevelopment.
(32)	The Company had a preferred limited partnership interest. In March 2007, the Company sold part of its limited partnership interest, and in January 2008, the Company sold its remaining interest.
(33)	The Company is in the process of performing a $9.4 million redevelopment.
(34)	The Company is in the process of performing a $4.6 million redevelopment
(35)	Fund II is in the process of performing a $4.5 million redevelopment.
(36)
The community was subject to a ground lease, which, unless extended, would expire in 2047.  In the second quarter of 2007, the Company entered into a joint venture partnership with a third-party, and the Company contributed the improvements for an 81.5% interest and the joint venture partner contributed the title to the land for an 18.5% interest in the partnership.

(37)	The Company completed construction of 114 units of the 462 total units in 2000.
(38)	The Company completed a $3.4 million redevelopment in 2002.
(39)	A portion of this community on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(40)	The Company is in the process of performing a $9.9 million redevelopment.
(41)	The community is subject to a ground lease, which, unless extended, will expire in 2070.
(42)	The Company is in the process of performing a $15.1 million redevelopment.
(43)	The Company is in the process of performing a joint $30.6 million redevelopment at these communities.
(44)	The Company is in the process of performing a $7.0 million redevelopment
(45)	The Company is in the process of performing a $3.9 million redevelopment.
(46)
The Company is in the process of performing a $5.1 million redevelopment and completed construction of 16 units of the community’s 108 units in 2006.  Operations were restabilized in the second quarter of 2006.

(47)	The property is leased to a single tenant on a short-term basis, and is included in the Company’s predevelopment pipeline.
(48)	The Company occupies 100% of this property.
(49)
The property is currently vacant and under a $2.0 million redevelopment. The Company expects to occupy 100% of this property upon completion of the redevelopment in approximately the third quarter of 2008.

(50)	The Company has a mortgage receivable, and consolidates this property in accordance with GAAP. The Company occupies 4.6% of this property.
(51)	The Company occupies 30% of this property.
(52)	The Company leased these three properties in 2003 to an unrelated third party for approximately 5 years with an option to purchase the property in approximately 2008.

Item 3. Legal Proceedings

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

During the fourth quarter of 2007, no matters were submitted to a vote of security holders.

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

Market Information

The Company’s common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close
December 31, 2007 September 28, 2007 June 30, 2007 March 30, 2007 December 29, 2006 September 29, 2006 June 30, 2006 March 31, 2006	$ 127.35 $ 123.50 $ 133.40 $ 148.54 $ 133.99 $ 128.57 $ 111.90 $ 111.10	$ 94.08 $ 102.00 $ 114.19 $ 124.78 $ 119.76 $ 111.54 $ 100.90 $ 92.10	$ 97.49 $ 117.57 $ 116.30 $ 124.78 $ 129.25 $ 121.40 $ 111.66 $ 108.73

The closing price as of February 25, 2008 was $110.25.

Holders

The approximate number of holders of record of the shares of the Company’s common stock was 263 as of February 25, 2008. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2007, 2006 and 2005 related to common stock, Series F and Series G preferred stock for tax purposes are as follows:

	2007	2006	2005
Common stock
Ordinary income	75.65%	100.00%	74.91%
Capital gains	24.35%	0.00%	25.09%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

	2007	2006	2005
Series F and G Preferred stock(1)
Ordinary income	75.65%	100.00%	74.91%
Capital gains	24.35%	0.00%	25.09%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

(1)	Series G was issued during the third quarter of 2006.

Dividends and Distributions

Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. The Company has paid the following dividends per share of common stock:

Year Ended	Annual Dividend	Quarter Ended	2005	2006	2007
1994	$0.915	March 31,	$ 0.810	$ 0.840	$ 0.930
1995	$1.685	June 30,	$ 0.810	$ 0.840	$ 0.930
1996	$1.720	September 31,	$ 0.810	$ 0.840	$ 0.930
1997	$1.770	December 31,	$ 0.810	$ 0.840	$ 0.930
1998	$1.950	Annual Dividend	$ 3.240	$ 3.360	$ 3.720
1999	$2.150
2000	$2.380
2001	$2.800
2002	$3.080
2003	$3.120
2004	$3.160

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

On February 27, 2008, the Company announced the Board of Directors approved a $0.09 per share increase to the quarterly cash dividend, which represents a $0.36 increase on an annualized basis.  Accordingly, the first quarter dividend distribution, payable on April 15, 2008 to stockholders as of record as of March 31, 2008, will be $1.02 per share.

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

Issuance of Registered Equity Securities

Period	Total Number of Shares Sold	Average Price per Share	Proceeds (net of fees and commissions)
4/5/07 to 5/6/07	1,670,500	$127.91	$213,672,000

During the second quarter of 2007 the Company sold 1,670,500 shares of common stock for proceeds of $213.7 million, net of underwriter fees and expenses.  The Company used the net proceeds from the stock offerings to pay down outstanding borrowings under the Company’s lines of credit and to fund acquisition and development projects.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount that May Yet be Purchased Under the Plans or Programs
9/12/07 to 9/17/07	12,600	$111.60	12,600	$198,593,456
11/13/07 to 11/30/07	196,059	$101.90	208,659	$178,615,425
12/4/07 to 12/21/07	114,600	$98.20	323,259	$167,358,504
Total	323,259	$100.90	323,259	$167,358,504

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  During 2007 the Company repurchased and retired 323,259 shares of its common stock for approximately $32.6 million.  During January 2008, the Company repurchased and retired 137,500 shares of its common stock for approximately $13.2 million.  Since the Company announced the inception of the stock repurchase plan, the Company has repurchased and retired 460,759 shares for $45.8 million at an average stock price of $99.40 per share, including commissions.

Unregistered Sale of Equity Securities and Use of Proceeds

During September 2007, the Company acquired the Thomas Jefferson apartments in Sunnyvale, California, by acquiring ownership interests in the two limited partnerships that collectively owned the property.  In connection with this acquisition, the limited partnerships were restructured to provide for limited partnership units, or DownREIT units, that are redeemable for cash, or at the Company's sole discretion, cash or shares of the common stock of the Company.  A total of 62,873 such units were issued.   The issuance of such units was pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company from January 1, 2003 through December 31, 2007.

		Years Ended December 31,
	2007	2006(1)	2005(1)	2004(1)	2003(1)
	(In thousands, except per share amounts)
OPERATING DATA:
REVENUES
Rental and other property	$383,433	$334,770	$303,235	$266,722	$233,800
Management and other fees from affiliates	5,090	5,030	10,951	23,146	6,027
	388,523	339,800	314,186	289,868	239,827
EXPENSES
Property operating expenses, excluding depreciation
and amortization	128,424	114,398	104,479	93,666	77,307
Depreciation and amortization	100,389	78,094	74,849	66,414	51,814
Amortization of deferred financing costs	3,071	2,745	1,947	1,560	1,187
General and administrative	26,273	22,234	19,148	18,042	9,549
Interest	80,995	72,898	70,784	60,709	49,985
Other expenses	800	1,770	5,827	-	-
	339,952	292,139	277,034	240,391	189,842
Earnings from operations	48,571	47,661	37,152	49,477	49,985

Gain on the sales of real estate	-	-	6,391	7,909	-
Interest and other income	10,310	6,176	8,524	3,077	668
Equity income (loss) in co-investments	3,120	(1,503)	18,553	40,683	2,349
Minority interests	(19,937)	(18,807)	(20,709)	(28,133)	(25,827)
Income from continuing operations before income tax provision	42,064	33,527	49,911	73,013	27,175
Income tax provision	(400)	(525)	(2,538)	(257)	-
Income from continuing operations	41,664	33,002	47,373	72,756	27,175

Income from discontinued operations (net of minority interests)	73,974	29,746	32,343	6,937	7,915
Net income	115,638	62,748	79,716	79,693	35,090
Write off of Series C preferred units offering costs	-	-	-	-	(625)
Amortization of discount on Series F preferred stock	-	-	-	-	(336)
Dividends to preferred stockholders	(9,174)	(5,145)	(1,953)	(1,952)	(195)
Net income available to common stockholders	$106,464	$57,603	$77,763	$77,741	$33,934
Per share data:
Basic:
Net income from continuing operations available to
common stockholders	$1.32	$1.21	$1.98	$3.09	$1.21
Net income available to common stockholders	$4.34	$2.50	$3.38	$3.39	$1.58
Weighted average common stock outstanding	24,548	23,082	23,039	22,921	21,468
Diluted:
Net income from continuing operations available to
common stockholders	$1.29	$1.18	$1.94	$3.06	$1.20
Net income available to common stockholders	$4.24	$2.45	$3.32	$3.36	$1.57
Weighted average common stock outstanding	25,101	23,551	23,389	23,156	21,679
Cash dividend per common share	$3.72	$3.36	$3.24	$3.16	$3.12

	As of December 31,
	2007		2006(1)		2005(1)		2004(1)		2003(1)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated
depreciation)	$3,117,759		$2,669,187		$2,431,629		$2,371,194		$1,984,122
Net investment in rental proerties	2,575,772		2,204,172		2,042,589		2,041,542		1,718,359
Real estate under development	233,445		107,620		54,416		38,320		55,183
Total assets	2,980,323		2,485,840		2,239,290		2,217,217		1,916,811
Total secured indebtedness	1,362,873		1,186,554		1,129,918		1,161,184		976,545
Total unsecured indebtedness	294,818		225,000		225,000		155,800		12,500
Cumulative convertible preferred stock	145,912		145,912		-	-	-		-
Cumulative redeemable preferred stock	25,000		25,000		25,000		25,000		25,000
Stockholders' equity (less redeemable preferred stock)	765,318		587,209		555,967		566,277		556,399

	As of and for the years ended December 31,
	2007		2006(1)		2005(1)		2004(1)		2003(1)
OTHER DATA:
Interest coverage ratio(2)	3.0	X	2.8	X	2.7	X	3.0	X	3.1	X
Same-property gross operating margin(3)(4)	67%		67%		66%		65%		66%
Average same-property monthly rental rate per
apartment unit(4)(5)	$1,314		$1,225		$1,149		$1,055		$1,088
Average same-property monthly operating expenses
per apartment unit(4)(6)	$437		$421		$395		$331		$325
Total apartment units (at end of period)	27,489		27,553		26,587		25,518		26,012
Same-property occupancy rate(7)	96%		96%		97%		96%		96%
Total Properties (at end of period)	134		130		126		131		132

	Years Ended December 31,
	2007		2006(1)		2005(1)		2004(1)		2003(1)
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO
ADJUSTED EBITDA (2):
Net income	$115,638		$62,748		$79,716		$79,693		$35,090
Interest expense	80,995		72,898		70,784		60,709		49,985
Tax expense	400		525		2,538		257		-
Depreciation and amortization	100,389		78,094		74,849		66,414		51,814
Amortization of deferred financing costs	3,071		2,745		1,947		1,560		1,187
Gain on the sales of real estate	-		-		(6,391)		(7,909)		-
Gain on the sales of co-investment activities, net	(2,046)		-		(18,116)		(39,242)		-
Minority interests	19,937		18,807		20,709		28,133		25,827
Income from discontinued operations (net of minority interest)	(73,974)		(29,746)		(32,343)		(6,937)		(7,915)
Adjusted EBITDA(2)	244,410		206,071		193,693		182,678		155,988
Interest expense	80,995		72,898		70,784		60,709		49,985
Interest coverage ratio(2)	3.0	X	2.8	X	2.7	X	3.0	X	3.1	X

(1)
The above financial and operating information from January 1 through December 31, 2003 reflect the retroactive adoption of FIN 46R and SFAS No. 123.  The results of operations for 2006, 2005, 2004 and 2003 have been reclassified to reflect discontinued operations for properties sold subsequent to December 31, 2006.

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

(7)
Occupancy rates are based on financial occupancy. For an explanation of how financial occupancy is calculated, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  The Company owns all of its interests in its real properties, directly or indirectly, through the Operating Partnership.  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2007, had an approximately 90.9% general partner interest in the Operating Partnership.

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

As of December 31, 2007, we had ownership interests in 134 apartment communities, comprising 27,489 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)
Other Region (Houston, Texas)

As of December 31, 2007, we also had ownership interests in six office buildings (with approximately 478,340 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites).

As of December 31, 2007, our consolidated development pipeline was comprised of three development projects, five predevelopment projects and five land parcels held for future development aggregating 2,776 units, with total incurred costs of $233.5 million, and estimated remaining project costs of approximately $537.1 million for total estimated project costs of $770.6 million.

By region, the Company's operating results for 2007 and rent growth analysis for 2008 are as follows:

Southern California Region:  As of December 31, 2007, this region represented 48% of our apartment units. During the year ended December 31, 2007, Same-Property (as defined below) revenues increased 4.4% as compared to 2006.  The Company expects in 2008 new residential supply of 12,200 single family homes and 15,600 apartment units which represents a total new supply of 0.5% of existing stock.  The Company expects this region to add 40,000 new jobs and generate market rent growth ranging from 1% to 3% in 2008.

Northern California Region:  As of December 31, 2007, this region represented 31% of our apartment units.  Same-Property revenues increased 9.4% in 2007 as compared to 2006.  The Company expects in 2008 new residential supply of 5,800 single family homes and 7,200 apartment units which represents a total new supply of 0.4% of existing stock.  The Company expects this region to add 38,000 new jobs and generate market rent growth ranging from 5% to 7% in 2008.

Seattle Metro Region: As of December 31, 2007, this region represented 20% of our apartment units.  Same-Property revenues increase 11.0% in 2007 as compared to 2006.  The Company expects in 2008 new residential supply of 8,000 single family homes and 4,500 apartment units which represents a total new supply of 1.2% of existing stock.  The Company expects this region to add 28,000 new jobs and generate market rent growth ranging from 5% to 7% in 2008.

Other Region: As of December 31, 2007, the remaining 1% of our units related to a community located in Houston, Texas.  During December 2007, the Company sold four communities that were located in the Portland metropolitan region.

The Company’s consolidated apartment communities are as follows:

	As of December 31, 2007		As of December 31, 2006
	Apartment Units	%	Apartment Units	%
Southern California	12,725	52%	12,965	55%
Northern California	6,361	26%	5,389	23%
Seattle Metro	5,005	21%	4,905	21%
Other Regions	302	1%	302	1%
Total	24,393	100%	23,561	100%

Joint venture properties including Fund II communities and communities sold in 2007 including City Heights and the four Portland metropolitan communities are not included in the consolidated apartment communities’ results for both periods presented in the table above.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2007 to the Year Ended December 31, 2006

Our average financial occupancies for the Company’s stabilized apartment communities or “2007/2006 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2007 and 2006) decreased 60 basis points to 95.9% for the year ended December 31, 2007 from 96.5% for the year ended December 31, 2006. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Company’s 2007/2006 Same-Property portfolio for financial occupancy for the years ended December 31, 2007 and 2006 is as follows:
	Years ended
	December 31,
	2007	2006
Southern California	95.6%	96.3%
Northern California	96.8%	96.7%
Seattle Metro	96.3%	96.8%
Other Regions	92.5%	90.6%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2007/2006 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2007	2006	Change	Change
Property Revenues (dollars in thousands)
2007/2006 Same-Properties:
Southern California	56	$185,060	$177,336	$7,724	4.4%
Northern California	16	60,024	54,887	5,137	9.4
Seattle Metro	22	56,427	50,852	5,575	11.0
Other Regions	1	2,015	1,980	35	1.8
Total 2007/2006 Same-Property revenues	95	303,526	285,055	18,471	6.5
2007/2006 Non-Same Property Revenues (1)		79,907	49,715	30,192	60.7
Total property revenues		$383,433	$334,770	$48,663	14.5%

(1)  Includes twelve communities acquired after January 1, 2006, eleven redevelopment communities, three office buildings and one development community.

2007/2006 Same-Property Revenues increased by $18.5 million or 6.5% to $303.5 million for 2007 compared to $285.1 million for 2006.  The increase was primarily attributable to an increase in scheduled rents of $20.4 million or 7.3% as compared to 2006.  Average monthly rental rates for 2007/2006 Same-Property communities were $1,314 per unit for 2007 compared to $1,225 per unit for 2006.  The decline in occupancy of 60 basis points in 2007 compared to 2006 decreased revenues by $2.3 million of which $0.8 million was caused by vacancy created by units that were under renovation.  Bad debt expense and rent concessions increased $0.8 million, ratio utility billing system (“RUBS”) income increased $0.8 million, and ancillary property income increased $0.4 million  for 2007 compared to 2006.

2007/2006 Non-Same Property Revenues increased by $30.2 million or 60.7% to $79.9 million for 2007 compared to $49.7 million for 2006.  The increase was primarily due to twelve communities acquired since January 1, 2006.

Management and other fees from affiliates increased only slightly by $0.1 million to $5.1 million in 2007.  These fees consist of $4.8 million in fee income primarily from Fund II and $0.3 million in promote income from Fund I in 2007, compared to $3.8 million in fee income primarily from Fund II and $1.2 million in promote income from Fund I in 2006.

Total Expenses increased $47.8 million or 16.4% to $340.0 million for 2007 from $292.1 million for 2006.  Property operating expenses increased by $14.0 million or 12.3% for 2007, which is primarily due to the acquisition of twelve communities, annual increases in property salaries.  The increase includes an increase of real estate taxes of $4.0 million due primarily to the increase in the number of communities, increase in assessments for the Company’s California communities that are limited to 2% per year and large increases in assessments of the communities located in the Seattle metropolitan area.   Depreciation expense increased by $22.3 million or 28.5% for 2007, due to the acquisition of twelve communities after January 1, 2006 and recording depreciation expense for the Cadence Campus and Hollywood commercial buildings, which are predevelopment properties with short-term tenant leases.  Interest expense increased $8.1 million or 11.1% due primarily to due to an increase in funding of redevelopment and acquisitions on the Company’s lines of credit and an increase of outstanding mortgage notes payable.  General and administrative costs increased $4.0 million or 18.2% due to an increase in costs related to employees working on Fund II development and redevelopment projects that can not be capitalized by the Company of approximately $1.5 million, an increase in the number of employees, annual increases in compensation and increased bonuses.

Other expenses of $0.8 million for 2007 consists of a $0.5 million reserve for loan loss resulting from the write-down of an impaired mezzanine note receivable related to a condominium project located in Sherman Oaks, California, and a $0.3 million accrual for unpaid business taxes related to the sale of the Essex on Lake Merritt in 2004.  Other expenses of $1.8 million for the year ended 2006, relate to $1.0 million in pursuit costs related to the Company’s attempt to acquire the Town & Country REIT, and a $0.8 million impairment charge resulting from a write-down of a community in Houston, Texas.

Interest and other income increased by $4.1 million or 66.9% to $10.3 million for 2007 from $6.2 million for 2006 due primarily to an increase in lease income of $4.7 million resulting from the income generated from the Cadence Campus and Hollywood commercial buildings, and an increase of $1.5 million in interest income earned from the mezzanine/bridge loans,  compared to the Company recorded a non-recurring gain of $1.7 million related to the sale of Town & Country REIT stock in 2006.

Equity income (loss) in co-investments increased by $4.6 million to $3.1 million for 2007 compared to a loss of $1.5 million for 2006, due primarily to the recording of $2.0 million from the partial sale of the Company’s interest in the Mountain Vista, LLC joint venture in the first quarter of 2007 plus $0.3 million of equity income recorded from Fund I, and $0.4 million of equity income earned from its investment in Fund II during 2007.  Fund II operations for 2006 included $2.7 million in depreciation resulting in the Company recording a loss of $1.5 million in equity income (loss) in co-investments related to Fund II during 2006.

Income from discontinued operations for 2007 includes the gain from  the sale of four communities in the Portland metropolitan region, net of minority interest, of $47.6 million, sale of the City Heights joint venture property for a gain, net of minority interest, of  $13.7 million, $10.3 million in fees from the joint venture partner, and the net gain on sale of 21 condominiums at Peregrine Point for $1.0 million.  During the year ended 2006, income from discontinued operations included a gain of $8.8 million from the sale of the Vista Pointe joint venture property and $8.2 million in fees, a gain of $3.1 million on the sales of Vista Capri East, Casa Tierra, and Diamond Valley properties, and a gain of $2.0 million from the sale of the first 45 condominiums at Peregrine Point.

Comparison of Year Ended December 31, 2006 to the Year Ended December 31, 2005

Our average financial occupancies for the Company’s stabilized apartment communities or “2006/2005 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2006 and 2005) for the year ended December 31, 2006 decreased to 96.5% from 96.6% for the year ended December 31, 2005.

The regional breakdown of the Company’s stabilized 2006/2005 Same-Property portfolio for financial occupancy for the years ended December 31, 2006 and 2005 is as follows:

	Years ended
	December 31,
	2006	2005
Southern California	96.3%	96.5%
Northern California	96.7%	97.1%
Seattle Metro	96.9%	96.7%
Other Regions	90.6%	88.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2006/2005 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2006	2005	Change	Change
Property Revenues (dollars in thousands)
2006/2005 Same-Properties:
Southern California	53	$174,156	$164,550	$9,606	5.8%
Northern California	16	54,887	50,625	4,262	8.4
Seattle Metro	21	48,663	44,551	4,112	9.2
Other Regions	1	1,980	1,843	137	7.4
Total 2006/2005 Same-Property revenues	91	279,686	261,569	18,117	6.9
2006/2005 Non-Same Property Revenues (1)		55,084	41,666	13,418	32.2
Total property revenues		$334,770	$303,235	$31,535	10.4%

(1)   Includes eight communities acquired subsequent to January 1, 2005, ten redevelopment communities, and three office buildings.

2006/2005 Same-Property Revenues increased by $18.1 million or 6.9% to $279.7 million for 2006 compared to $261.6 million for 2005.  The increase was primarily attributable to an increase in rental rates of $17.4 million or 6.5%, an increase of $0.7 million in RUBS revenue, an increase of $0.7 million in ancillary property income, and a decrease in rent concessions of $0.9 million compared to the 2005.   Bad debt expense was consistent for the two years, and occupancy decreased in 2006 by $0.9 million as compared to 2005.

2006/2005 Non-Same Property Revenues increased by $13.4 million or 32.2% to $55.1 million for 2006 compared to $41.7 million for 2005.  The increase in non-same property revenues was primarily due to eight properties acquired since January 1, 2005.

Management and other fees from affiliates decreased by approximately $5.9 million or 54.1% for 2006 due primarily to $7.1 million in promote income recorded during the year ended 2005 related to the sale of Fund I assets, as compared to $1.2 million in promote income from Fund I during 2006.

Total Expenses increased $15.1 million or 5.5% to $292.1 million for 2006 from $277.0 million for 2005.  The increase was primarily due to increases in utility expense, real estate taxes, insurance expense, and salaries.  Utility expense increased by $3.1 million over the prior year due mainly to higher natural gas and electrical prices.  Real estate taxes increased $2.8 million over the prior year due mainly to increases in assessment of properties in the Seattle metropolitan area and new acquisitions.  Insurance expense increased $0.9 million over prior year due to increases in earthquake and property liability premiums.  Salaries increased mainly due to an increase in payroll salaries over the prior year, an increase in equity based compensation expense, and higher operating expenses due to the acquisition of eight communities in 2006.

Interest expense increased by $2.1 million or 3% for 2006 to $72.9 million, net of $3.9 million in capitalized interest, compared to $70.8 million, net of $1.1 in capitalized interest for 2005.  The increase was mainly due to an increase in total outstanding debt of $57 million between 2006 and 2005, and higher short-term borrowing rates.

Other expenses decreased $4.1 million or 69.6% to $1.8 million for the year ended 2006 compared to $5.8 million for the year ended 2005.  During 2006, the Company incurred $1.0 million in net pursuit costs related to the Company’s attempt to acquire the Town & Country REIT in the first quarter of 2006 and the Company recorded a $0.8 million impairment charge on a property in Houston, Texas during the third quarter of 2006.  During 2005, the Company recorded the following other expenses: (i) a $1.5 million charge related to a legal settlement, (ii) $1.4 million in incentive compensation costs related to $6.1 million in interest income realized on The Essex on Lake Merritt participating loan in the third quarter of 2005, (iii) an impairment loss of $1.3 million related to a property in Houston, Texas in the fourth quarter of 2005, and (iv) pre-payment penalties and write-off of deferred charges in the amount of $1.6 million related to the early termination of various mortgage notes payable during the fourth quarter of 2005.

Gain on sale of real estate was $0 for 2006 compared to a gain of $6.4 million recorded for 2005 resulting from the recognition of a $5.0 million deferred gain due to the sale of The Essex on Lake Merritt and $1.4 million from taxable REIT subsidiary activity.

Interest and other income was comprised of $1.7 million for a gain on the sale of the Town & Country REIT stock recorded during the first quarter for 2006, $0.7 million of interest income earned on notes receivables, $0.2 million in forfeited deposits from a potential disposition and approximately $1.9 million in interest income on cash balances, as compared to $6.1 million in interest income from the Essex on Lake Merritt participating loan recorded in the third quarter of 2005.  Lease income from the RV parks was consistent for both periods.

Equity (loss) income in co-investments decreased $20.1 million for 2006 primarily due to gains from the sale of Fund I properties during the year ended 2005 totaling $18.1 million.  For 2006 the Company recorded a net loss on its investment in Fund II of $1.5 million, and there were no property sales in Fund I or II during 2006.

Income tax provision decreased by $2.0 million during 2006 due to less taxable income related to taxable REIT subsidiary activity.

Income from discontinued operations for 2006 relates primarily to the gain on sale of 45 Peregrine Point condominiums for $2.0 million, a gain on sale of the Vista Pointe joint venture property for $8.8 million plus fees and promote income from that sale of $8.2 million, a gain of $3.1 million on the sales of the Vista Capri East, Casa Tierra, and Diamond Valley properties, and a gain of $6.7 million on the sale of Emerald Palms community.  Discontinued operations for  2005 relates primarily to the sale of the Eastridge Apartments in the second quarter of 2005, for a gain on sale of $28.5 million, a gain of $0.7 million attributed to the sale of four small assets, and $1.2 million in rental revenues related to the Eastridge community.

Liquidity and Capital Resources

Standard and Poor's (“S&P”) has issued a corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio, L.P.

At December 31, 2007, the Company had $10.0 million of unrestricted cash and cash equivalents. We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2008.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Essex has a $200.0 million unsecured line of credit and, as of December 31, 2007, there was $61.0 million balance on the line at an average interest rate of 6.2%. This facility matures in March 2009, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 0.8%.  We also have a $100.0 million credit facility from Freddie Mac, which is secured by eight apartment communities and which matures in January 2009.  As of December 31, 2007, the Company had $100.0 million outstanding under this line of credit at an average interest rate of 5.4%. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate.  In 2007, the Company entered into an unsecured revolving line of credit for $10.0 million with a commercial bank with an initial maturity date of March 2008.  Borrowing under this revolving line of credit bears an interest rate at the bank’s Prime Rate less 2.0%.  As of December 31, 2007 there was an $8.8 million balance on the revolving line of credit at an average interest rate of 5.6%.  The line is used to fund short-term working capital needs.  The Company’s line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.  Certain terms and covenants of the $200.0 million unsecured line of credit were amended during the third quarter of 2007.  The Company was in compliance with the line of credit covenants as of December 31, 2007 and December 31, 2006.  Fund II has a credit facility aggregating $21.0 million.  This line bears interest at LIBOR plus 0.875% and matures on May 30, 2008.

During the first quarter of 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  During 2007 the Company repurchased and retired 323,259 shares of its common stock for approximately $32.6 million, net of fees and commissions.  During January 2008, the Company repurchased an additional 137,500 shares for $13.2 million, net of fees and commissions.  As of February 2008, the company may repurchase approximately an additional  $154 million of common stock under the current plan.

The Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of $149.5 million during the third quarter of 2006.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  The conversion rate was .1836 shares of common stock per $25 per share liquidation preference as of December 31, 2007.  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.

The Company, through its Operating Partnership, has $225.0 million of outstanding exchangeable senior notes (the “Notes”) with a coupon of 3.625% due 2025. The Notes are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Company.  On or after November 1, 2020, the Notes will be exchangeable at the option of the holder into cash and, in certain circumstances at Essex’s option, shares of the Company’s common stock at an initial exchange price of $103.25 per share subject to certain adjustments.  The Notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  On or after November 4, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any).  Note holders may require the Operating Partnership to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the Notes on November 1, 2010, November 1, 2015 and November 1, 2020.

As of December 31, 2007, our mortgage notes payable totaled $1.26 billion which consisted of $1.0 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2008 to 2018 and $233.1 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 4.5%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2009 to 2039, and are subject to interest rate caps.

In January 2008, the Company obtained a mortgage loan in the amount of $49.9 million secured by Mirabella, a community located in Marina Del Rey, California.  The loan has a fixed interest rate of 5.21%, which matures in January 2018, and the net proceeds were used to reduce outstanding borrowings under the Company’s lines of credit.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

The Company’s current financing activities have not been severely impacted by the tightening in the credit markets.  Our strong balance sheet, the established relationships with our unsecured line of credit bank group and access to Fannie Mae and Freddie Mac secured debt financing have insulated us from the turmoil being experienced by many other real estate companies.  Recently, we have experienced some expansion in credit spreads as Fannie Mae and Freddie Mac’s tier 4 financing are currently at approximately 200 basis points over the relevant U.S. treasury securities.

Derivative Activity

In April 2007, the Company settled a $50.0 million forward-starting swap and received $1.3 million from the counterparty.  The accounting for the swap settlement reduces the effective interest rate on the new Tierra Vista mortgage loan to 5.19%. As of December 31, 2007 the Company had entered into nine forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2008 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with the refinancing of debt that matures between April 2008 and October 2011.  The fair value of the derivatives decreased $7.9 million during the year ended December 31, 2007 to a liability value of $10.2 million as of December 31, 2007, and the derivative liability was recorded in other liabilities in the Company’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the year ended December 31, 2007 and 2006.

Issuance of Common Stock

During April 2007, the Company issued and sold approximately 170,500 shares of common stock for $21.8 million, net of fees and commissions, under its Controlled Equity Offering program.  Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds from such sales to fund development, redevelopment pipelines, and pay down outstanding borrowings under the Company’s lines of credit.

During May 2007, the Company sold 1,500,000 shares of its common stock for proceeds of $191.9 million, net of underwriter fees and expenses.  The Company used net proceeds from the common stock sales to reduce outstanding borrowings under the Company’s lines of credit.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2007, non-revenue generating capital expenditures totaled approximately $919 per unit. The Company expects to incur approximately $950 per unit in non-revenue generating capital expenditures for the year ended December 31, 2008. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings.  Revenue-generating expenditures totaled $11.0 million during 2007, and the Company expects to incur approximately $6.0 million in revenue generating capital expenditures for the year ended December 31, 2008.  The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2008 and/or the funding thereof will not be significantly different than the Company’s current expectations.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of December 31, 2007, excluding development projects owned by Fund II, the Company had three development projects comprised of 684 units for an estimated cost of $236.7 million, of which $125.8 million remains to be expended.  See discussion in the section, “Risks that development activities will be delayed or not completed and/or fail to achieve expected results” in Item 1A, Risk Factors, of this Form 10-K.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of December 31, 2007, the Company had five development communities aggregating 1,658 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2007 was $508.4 million, of which $411.3 million remains to be expended.   The Company may also acquire land for future development purposes.   The Company owned five land parcels held for future development aggregating 434 units as of December 31, 2007. The Company had incurred $25.5 million in costs related to these five land parcels as of December 31, 2007.

The Company expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment Pipeline

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target a 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2007, the Company had thirteen major redevelopment communities aggregating 3,891 apartment units with estimated redevelopment costs of $135.6 million, of which approximately $74.6 million remains to be expended.  These amounts exclude redevelopment projects owned by Fund II.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilized debt as leverage equal to approximately 65% of the estimated value of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2007, owned eleven apartment communities and three development projects.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at December 31, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods:

		2009 and	2011 and
(In thousands)	2008	2010	2012	Thereafter	Total
Mortgage notes payable	$116,357	$179,502	$198,728	$768,286	$1,262,873
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	8,818	161,000	-	-	169,818
Interest on indebtedness	87,000	93,100	57,900	204,800	442,800
Development commitments	153,000	260,600	89,800	33,700	537,100
Redevelopment commitments	42,700	31,900	-	-	74,600
Essex Apartment Value Fund II, L.P.
capital commitment	13,383	-	-	-	13,383
	$421,258	$726,102	$346,428	$1,231,786	$2,725,574

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates 19 DownREIT limited partnerships (comprising twelve properties), and an office building that is subject to loans made by the Company.  The Company consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $222.7 million and $163.9 million as of  December 31, 2007 and $178.3 million and $110.9 million  as of December 31, 2006, respectively.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2007 and 2006, the Company was involved with two VIEs, of which it is not deemed to be the primary beneficiary.  Total assets and liabilities of these entities were approximately $71.7 million and $78.5 million and $58.3 million and $58.4 million, as of December 31, 2007 and 2006, respectively.  The Company does not have a significant exposure to loss from its involvement with these unconsolidated VIEs.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's and Fund II’s development and redevelopment pipeline, the anticipated performance of existing properties, anticipated results from various geographic regions, statements regarding the Company's financing activities, and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, , that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption “Potential Factors Affecting Future Operating Results” below and those discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of today, and the Company assumes no obligation to update this information.

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

(b)
REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate.  The exclusion, in NAREIT’s definition of FFO, of gains  from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods.

Management has consistently applied the NAREIT definition of FFO to all periods presented.  However, other REITs in calculating FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to Essex’s calculation.

The following table sets forth the Company’s calculation of FFO for 2007 and 2006 (in thousands except for per share data).

	For the year
	ended	For the quarter ended
	12/31/07	12/31/07	9/30/07	6/30/07	3/31/07
Net income available to common stockholders	$106,464,000	$51,287,000	$9,997,000	$9,877,000	$35,303,000
Adjustments:
Depreciation and amortization	102,250,000	29,754,000	21,718,000	25,166,000	25,612,000
Gains not included in FFO	(66,470,000)	(51,905,000)	(64,000)	(461,000)	(14,040,000)
Minority interests and co-investments(1)	11,665,000	5,563,000	1,781,000	1,915,000	2,406,000
Funds from Operations	$153,909,000	$34,699,000	$33,432,000	$36,497,000	$49,281,000
Weighted average number of shares
outstanding diluted(2)	27,596,668	27,838,516	28,043,125	27,592,976	26,735,117

	For the year
	ended	For the quarter ended
	12/31/06	12/31/06	9/30/06	6/30/06	3/31/06
Net income available to common stockholders	$57,603,000	$15,060,000	$10,686,000	$22,023,000	$9,834,000
Adjustments:
Depreciation and amortization	83,034,000	21,602,000	20,666,000	20,675,000	20,091,000
Gains not included in FFO	(19,666,000)	(7,090,000)	(714,000)	(8,800,000)	(3,062,000)
Minority interests and co-investments(1)	9,547,000	2,023,000	2,217,000	3,254,000	2,053,000
Funds from Operations	$130,518,000	$31,595,000	$32,855,000	$37,152,000	$28,916,000
Weighted average number of shares
outstanding diluted(2)	26,029,774	26,508,994	26,143,923	25,697,237	25,572,575

(1)	Amount includes the following: (i) minority interest related to Operating Partnership units, and (ii) depreciation add back for co-investments.
(2)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

The following table sets forth the Company’s cash flows for 2007 and 2006 (in thousands).

	For the year
	ended	For the quarter ended
	12/31/07	12/31/2007	9/30/2007	6/30/2007	3/31/2007
Cash flow provided by (used in):
Operating activities	$190,877	$32,729	$58,496	$39,721	$59,931
Investing activities	(377,872)	7,913	(169,574)	(190,573)	(25,638)
Financing activities	187,287	(40,927)	108,730	148,401	(28,917)

	For the year
	ended	For the quarter ended
	12/31/06	12/31/06	9/30/06	6/30/06	3/31/06
Cash flow provided by (used in):
Operating activities	$159,935	$21,395	$68,027	$26,642	$43,871
Investing activities	(312,874)	(48,856)	(160,796)	(29,489)	(73,733)
Financing activities	148,266	6,983	113,889	2,460	24,934

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of December 31, 2007, we have entered into nine forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability of forecasted interest payments associated with the refinancing of the Company’s long-term debt between 2007 and 2011. As of December 31, 2007, the Company also had $233.1 million of variable rate indebtedness, of which $152.7 million is subject to interest rate cap protection.   All of our derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2007.  The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of December 31, 2007.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2007.

			Carrying and
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$450,000	2008-2011	$(10,240)	$5,828	$(27,504)
Interest rate caps	152,749	2008-2011	13	42	3
Total cash flow hedges	$602,749	2008-2011	$(10,227)	$5,870	$(27,501)

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of December 31, 2007 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the

Company’s $1.25 billion of fixed rate mortgage notes payable and exchangeable bonds at December 31, 2007 is approximately $1.30 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.

	For the Years Ended December 31
	2008(1)	2009	2010(2)	2011(3)	2012	Thereafter		Total	Fair value
(In thousands)
Fixed rate debt	$116,357	$24,689	$154,813	$166,545	$32,183	$760,148		$1,254,735	$1,301,938
Average interest rate	6.8%	7.2%	8.0%	6.3%	5.2%	5.2%
Variable rate LIBOR debt	$8,818	$173,150	$-	$-	$-	$220,988	(4)	$402,956	$402,956
Average interest rate	5.6%	5.7%	-	-	-	4.5%

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

(3) $125 million covered by forward-starting swaps with fixed rates ranging from 5.655% to 5.8795%, with a settlement date on or before February 1, 2011.  $50 million covered by a forward-starting swap with a fixed rate of 5.535%, with a settlement date on or before July, 1 2011.  $50 million covered by a forward-starting swap with a fixed rate of 5.343%, with a settlement date on or before October 1, 2011.  The Company intends to encumber certain unencumbered assets during 2011 in conjunction with the settlement of these forward-starting swaps.

(4) $152,749 subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2007; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 6, 2008.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 6, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 6, 2008.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 6, 2008.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 6, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements	Page
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets: As of December 31, 2007 and 2006	F-4
Consolidated Statements of Operations: Years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Stockholders’ Equity: Years ended December 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Cash Flows: Years ended December 31, 2007, 2006 and 2005	F-7
Notes to the Consolidated Financial Statements	F-9
(2) Financial Statement Schedule - Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2007	F-33
(3) See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B)  Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Essex Property Trust, Inc.:

We have audited Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Essex Property Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
   KPMG LLP

San Francisco, California
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
   KPMG LLP

San Francisco, California
February 27, 2008

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006
(Dollars in thousands, except share amounts)

	2007	2006
ASSETS
Real estate:
Rental properties:
Land and land improvements	$670,494	$560,880
Buildings and improvements	2,447,265	2,108,307
	3,117,759	2,669,187
Less accumulated depreciation	(541,987)	(465,015)
	2,575,772	2,204,172

Real estate - held for sale, net	-	41,221
Real estate under development	233,445	107,620
Co-investments	64,191	56,318
	2,873,408	2,409,331
Cash and cash equivalents-unrestricted	9,956	9,662
Cash and cash equivalents-restricted	12,527	13,948
Marketable securities	2,017	-
Notes receivable and other receivables from related parties	904	1,209
Notes and other receivables	49,632	18,195
Prepaid expenses and other assets	20,286	20,632
Deferred charges, net	11,593	12,863
Total assets	$2,980,323	$2,485,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$1,262,873	$1,060,704
Mortgage notes payable - held for sale	-	32,850
Exchangeable bonds	225,000	225,000
Lines of credit	169,818	93,000
Accounts payable and accrued liabilities	58,148	38,613
Dividends payable	28,521	24,910
Other liabilities	15,580	14,328
Deferred gain	2,193	2,193
Total liabilities	1,762,133	1,491,598
Commitments and contingencies
Minority interests	281,960	236,121
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,980,000 issued and outstanding	145,912	145,912
Stockholders' equity:
Common stock; $.0001 par value, 649,702,178 shares authorized;
24,876,737 and 23,416,295 shares issued and outstanding	2	2
Cumulative redeemable preferred stock; $.0001 par value:
7.8125% Series F - 1,000,000 shares authorized,
issued and outstanding, liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares
authorized and no shares issued and outstanding	-	-
Additional paid-in capital	857,109	686,937
Distributions in excess of accumulated earnings	(82,805)	(97,457)
Accumulated other comprehensive (loss) income	(8,988)	(2,273)
Total stockholders' equity	790,318	612,209

Total liabilities and stockholders' equity	$2,980,323	$2,485,840

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share and share amounts)

	2007	2006	2005
Revenues:
Rental and other property	$383,433	$334,770	$303,235
Management and other fees from affiliates	5,090	5,030	10,951
	388,523	339,800	314,186
Expenses:
Property operating, excluding real estate taxes	95,849	85,811	78,715
Real estate taxes	32,575	28,587	25,764
Depreciation and amortization	100,389	78,094	74,849
Interest	80,995	72,898	70,784
Amortization of deferred financing costs	3,071	2,745	1,947
General and administrative	26,273	22,234	19,148
Other expenses	800	1,770	5,827
	339,952	292,139	277,034
Earnings from operations	48,571	47,661	37,152

Gain on sale of real estate	-	-	6,391
Interest and other income	10,310	6,176	8,524
Equity income (loss) in co-investments	3,120	(1,503)	18,553
Minority interests	(19,937)	(18,807)	(20,709)
Income before discontinued operations and tax provision	42,064	33,527	49,911
Income tax provision	(400)	(525)	(2,538)
Income before discontinued operations	41,664	33,002	47,373

Income from discontinued operations (net of minority interests	73,974	29,746	32,343
Net income	115,638	62,748	79,716
Dividends to preferred stockholders	(9,174)	(5,145)	(1,953)
Net income available to common stockholders	$106,464	$57,603	$77,763
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$1.32	$1.21	$1.98
Income from discontinued operations	3.02	1.29	1.40
Net income available to common stockholders	$4.34	$2.50	$3.38

Weighted average number of shares outstanding during the year	24,548,003	23,081,682	23,038,561
Diluted:
Income before discontinued operations available to common stockholders	$1.29	$1.18	$1.94
Income from discontinued operations	2.95	1.27	1.38
Net income available to common stockholders	$4.24	$2.45	$3.32

Weighted average number of shares outstanding during the year	25,100,974	23,551,042	23,388,503

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2007, 2006 and 2005
(Dollars and shares in thousands)

	Series F				Additional	Distributions in excess of	Accumulated other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	Total
Balances at December 31, 2004	1,000	$25,000	23,041	$2	$646,744	$(80,469)	$-	$591,277
Comprehensive income:
Net income	-	-	-	-	-	79,716	-	79,716
Change in fair value of cash flow hedges	-	-	-	-	-	-	660	660
Comprehensive income								80,376
Issuance of common stock under
stock-based compensation plans	-	-	103	-	5,767	-	-	5,767
Retirement of common stock	-	-	(286)	-	(25,000)	-	-	(25,000)
Reallocation of minority interest	-	-	-	-	5,135	-	-	5,135
Dividends declared	-	-	-	-	-	(76,588)	-	(76,588)
Balances at December 31, 2005	1,000	25,000	22,858	2	632,646	(77,341)	660	580,967
Comprehensive income:
Net income	-	-	-	-	-	62,748	-	62,748
Change in fair value of cash flow hedges	-	-	-	-	-	-	(2,933)	(2,933)
Comprehensive income								59,815
Issuance of common stock under
stock-based compensation plans	-	-	92	-	5,575	-	-	5,575
Issuance of common stock	-	-	427	-	48,273	-	-	48,273
Conversion/reallocation of minority interest	-	-	39	-	443	-	-	443
Dividends declared	-	-	-	-	-	(82,864)	-	(82,864)
Balances at December 31, 2006	1,000	25,000	23,416	2	686,937	(97,457)	(2,273)	612,209
Comprehensive income:
Net income	-	-	-	-	-	115,638	-	115,638
Settlement of forward-starting swap	-	-	-	-	-	-	1,311	1,311
Change in fair value of cash flow hedges and
amortization of gain on settlement of swap	-	-	-	-	-	-	(8,026)	(8,026)
Comprehensive income								108,923
Issuance of common stock under
stock-based compensation plans	-	-	87	-	5,648	-	-	5,648
Issuance of common stock	-	-	1,671	-	213,672	-	-	213,672
Retirement of common stock	-	-	(323)	-	(32,644)	-	-	(32,644)
Conversion/reallocation of minority interest	-	-	26	-	(16,504)	-	-	(16,504)
Dividends declared	-	-	-	-	-	(100,986)	-	(100,986)
Balances at December 31, 2007	1,000	$25,000	24,877	$2	$857,109	$(82,805)	$(8,988)	$790,318

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)
	2007	2006	2005
Cash flows from operating activities:
Net income	$115,638	$62,748	$79,716
Minority interests	26,508	22,738	24,271
Adjustments to reconcile net income to net
cash provided by operating activities:
Gain on the sales of real estate	(66,559)	(22,096)	(37,802)
The Company's share of gain on the sales of co-investments assets	(2,046)	-	(18,115)
Impairment loss and reserve for loan loss	500	800	1,300
Equity (income) loss of co-investments	(320)	1,503	(7,420)
Depreciation and amortization	100,389	83,036	80,075
Amortization of deferred financing costs	3,071	2,743	1,970
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,458	493	(4,762)
Accounts payable and accrued liabilities	9,984	6,162	4,709
Other liabilities	1,254	1,808	667
Net cash provided by operating activities	190,877	159,935	124,609
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(336,312)	(199,107)	(91,496)
Improvements to recent acquisitions	(5,145)	(5,238)	(5,009)
Redevelopment	(38,618)	(25,609)	(14,229)
Revenue generating capital expenditures	(11,044)	(4,788)	(2,933)
Non-revenue generating capital expenditures	(22,620)	(19,120)	(14,568)
Additions to real estate under development	(142,967)	(68,362)	(24,861)
Dispositions of real estate	218,069	38,092	68,585
Changes in restricted cash and refundable deposits	467	4,371	7,318
Purchases of marketable securities	(7,776)	-	-
Sales of marketable securities	5,759	-	-
Advances under notes and other receivables	(36,145)	(26,125)	(3,220)
Collections of notes and other receivables	3,724	21,234	4,880
Contributions to co-investments	(21,647)	(38,395)	(4,799)
Distributions from co-investments	16,385	10,171	49,489
Net cash used in investing activities	(377,870)	(312,876)	(30,843)
Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	866,397	324,228	205,096
Repayment of mortgage and other notes payable and lines of credit	(678,383)	(266,965)	(389,363)
Additions to deferred charges	(1,800)	(587)	(6,339)
Proceeds from settlement of derivative instruments	1,311	-	-
Proceeds from exchangeable bonds	-	-	225,000
Retirement of common stock	(32,644)	-	(25,000)
Net proceeds from stock options exercised	4,321	4,287	4,489
Net proceeds from issuance of common stock	213,672	48,273	-
Net proceeds from issuance of preferred stock, Series G	-	145,912	-
Contributions from minority interest partners	4,000	-	-
Distributions to minority interest partners	(82,715)	(21,657)	(23,165)
Redemption of minority interest limited partnership units	(9,233)	(4,779)	(4,528)
Dividends paid	(97,639)	(80,446)	(76,263)
Net cash provided by (used in) financing activities	187,287	148,266	(90,073)
Net increase (decrease) in cash and cash equivalents	294	(4,675)	3,693
Cash and cash equivalents at beginning of year	9,662	14,337	10,644
Cash and cash equivalents at end of year	$9,956	$9,662	$14,337
(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $5,100, $3,900 and $1,100
capitalized in 2007, 2006 and 2005, respectively	$74,397	$68,686	$71,619
Supplemental disclosure of noncash investing and
financing activities:
Mortgage notes assumed in connection with purchases
of real estate	$43,839	-	-
Land contributed by a partner in a consolidated joint venture	$22,200	-	-
Issuance of DownREIT units in connection with
purchase of real estate	$7,067	-	-
Issuance of Operating Partnership units in
connection with the purchase of real estate	-	$7,704	-
Land contributed by a partner in a consolidated joint venture
Accrual of dividends	$28,521	$24,910	$22,496
Change in value of cash flow hedges and amortization of swap settlement
included in other liabilities or other assets as applicable	$(8,026)	$(2,933)	$660
Reclassification between stockholder's equity and minority interests
resulting from conversions and equity transactions	$(16,504)	$443	$5,135
Accruals for capital expenditures included in the year-end balance of
accounts payable and accrued liabilities	$8,703	$4,804	$4,636

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
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

The Company has a 90.9% general partner interest and the limited partners own a 9.1% interest in the Operating Partnership as of December 31, 2007. The limited partners may convert their 2,273,472 Operating Partnership units into an equivalent number of shares of common stock. The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

As of December 31, 2007, the Company owned or had ownership interests in 134 apartment communities, (aggregating 27,489 units), six office buildings,  two recreational vehicle parks (totaling 338 spaces), and one manufactured housing community (containing 157 sites) (collectively, the “Properties”). The Properties are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), the Seattle metropolitan area, and other region (Houston, Texas).

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated.

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates 19 DownREIT limited partnerships (comprising twelve properties), an office building that is subject to loans made by the Company, and prior to the sale of the property during 2007, the buildings and improvements that were owned by a third-party subject to a ground lease on land that was owned by the Company.  The Company consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $222.7 million and $163.9 million, respectively, as of December 31, 2007 and $269.5 million and $145.5 million, respectively, as of December 31, 2006.

The DownREIT entities that collectively own twelve apartment communities were investments made under arrangements whereby Essex Management Company (“EMC”) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. As of December 31, 2007, the maximum number of shares that could be issued to meet redemption of these DownREIT entities is 1,201,012.  As of December 31, 2007 and 2006, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Minority interests include the 9.1% and 9.6% limited partner interests in the Operating Partnership not held by the Company at December 31, 2007 and 2006, respectively. The Company periodically adjusts the carrying value of minority interest in the Operating Partnership to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of minority interest in the Operating Partnership in the accompanying consolidated statements of stockholders’ equity.  The minority interest balance also includes the Operating Partnership’s cumulative redeemable preferred units (see Note 12).

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2007 and 2006 the Company was involved with two VIEs, of which it is not deemed to be the primary beneficiary.  Total assets of these entities were approximately $71.7 million and $78.5 million and total liabilities were approximately  $58.3 million and $58.4 million, as of December 31, 2007 and 2006, respectively.  The Company does not have a significant exposure to loss from its involvement with these unconsolidated VIEs.

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

The depreciable life of various categories of fixed assets is as follows:
Computer software and equipment	3 - 5 years
Interior unit improvements	5 years
Land improvements and certain exterior components of real property	10 years
Real estate structures	30 years

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes predevelopment costs incurred in the pursuit of new development opportunities, in the negotiation process, as well as the entitlement process with a high likelihood of the projects becoming development activities.  Predevelopment costs for which a future development is no longer considered probable are charged to expense.  All costs incurred with the predevelopment, development or redevelopment of real estate assets are capitalized if they are clearly associated with the predevelopment, development or redevelopment of rental property, or are associated with the construction or expansion of real property.  Such capitalized costs include land, land improvements, allocated costs of the Company’s project management staff, construction costs, as well as interest and related loan fees, property taxes and insurance.  Capitalization begins for predevelopment, development, and redevelopment projects when activity commences.  Capitalization ends when the apartment home is completed and the property is available for a new resident.

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

In accordance with SFAS No. 141 and its applicability to acquired in-place leases, we perform the following evaluation for properties we acquire:

(1)	estimate the value of the real estate “as if vacant” as of the acquisition date;
(2)	allocate that value among land and building and determine the associated asset life for each;
(3)	compute the value of the difference between the “as if vacant” value and the purchase price, which will represent the total intangible assets;
(4)	allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above market/ below market leases;
(5)	allocate the remaining intangible value to the at-market in-place leases or customer relationships, if any, and the associated lives of these assets.

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Such fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar properties that have been recently sold, and other third party information, if available.  Properties held for sale are carried at the lower of cost and fair value less estimated costs to sell.

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

In the normal course of business, the Company will receive offers for sale of its Properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  The Company classifies real estate as "held for sale" when all criteria under Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), "Accounting for the Impairment or Disposal of Long-Lived Assets" have been met.  In accordance with SFAS No. 144, the Company presents income and gains/losses on properties sold as discontinued operations net of minority interests. Real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.  (See Note 7 for a description of the Company’s discontinued operations for 2007, 2006, and 2005).

(c) Co-investments

The Company owns investments in joint ventures (“co-investments”) in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with FIN 46R or Emerging Issues Task Force Consensus No. 04-05 (“EITF 04-05”), “Determing Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  Therefore, the Company  accounts for these investments  using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company’s equity in earnings less distributions received and the Company’s share of losses.

A majority of these co-investments compensate the Company for its asset management services and some of these investments may provide promote distributions if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Asset management fees and promote fees are reflected in interest and other and equity income in co-investments, respectively, in the accompanying consolidated statements of operations.

(d) Revenues and Gains on Sale of Real Estate

Revenues from tenants renting or leasing apartment units, recreational vehicle park spaces or manufactured housing community spaces are recorded when due from tenants and are recognized monthly as they are earned, which is not materially different than on a straight-line basis.  Units or spaces are rented under short-term leases (generally, lease terms of 6 to 12 months) and may provide no rent for one or two months, depending on the market conditions and leasing practices of the Company’s competitors in each sub-market at the time the leases are executed.   Revenues from tenants leasing commercial space are recorded on a straight-line basis over the life of the respective lease.

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

(f)  Marketable Securities

Marketable securities consist of  U.S. treasury or agency securities with original maturities of more than three months when purchased.  The Company has classified these debt securities as held-to-maturity securities, and the Company reports the securities at amortized cost.  Realized gains and losses and interest income are included in interest and other income on the consolidated statement of operations.

(g) Notes Receivable and Interest Income

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans that exceed one year. They bear interest at a rate based on the borrower’s credit quality and are recorded at face value. Interest is recognized over the life of the note. The Company requires collateral for the notes.

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  The Company assesses the initial and ongoing effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. All existing instruments are considered cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2007.

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

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt.  The Company is hedging its exposure to the variability in future cash flows for a portion of its forecasted transactions over a maximum period of 46 months as of December 31, 2007.

(i) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(j) Income Taxes

Generally in any year in which the Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 2007, as the Company has elected to be and believes it qualifies under the Code as a REIT and has made distributions during the periods in amounts to preclude the Company from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries  for various revenue generating or investment activities. The taxable REIT subsidiaries’ are consolidated by the Company. The activities and tax related provisions, assets and liabilities are not material.

The status of cash dividends distributed for the years ended December 31, 2007, 2006, and 2005 related to common stock, Series F, and Series G preferred stock are classified for tax purposes as follows:

	2007	2006	2005
Common stock
Ordinary income	75.65%	100.00%	74.91%
Capital gains	24.35%	0.00%	25.09%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

	2007	2006	2005
Series F and G Preferred stock(1)
Ordinary income	75.65%	100.00%	74.91%
Capital gains	24.35%	0.00%	25.09%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

(1)	Series G was issued during the third quarter of 2006.

(k) Preferred Stock

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

(l) Stock-based Compensation

The Company accounts for share based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 14) are being amortized over the expected service periods.

(m) Legal costs

Legal costs associated with matters arising out of the normal course of our business are expensed as incurred. Legal costs incurred in connection with non-recurring litigation that is not covered by insurance are accrued when amounts are probable and estimable.

(n) Accounting Estimates and Reclassifications

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

(o) New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 establishes new evaluation and measurement processes for all income tax positions taken, and requires expanded disclosures of income tax matters.  The adoption of this FIN on January 1, 2007 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 provides guidance for using fair value to measure assets and liabilities.  This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  FAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement is effective in fiscal years beginning after November 15, 2007.  The Company believes that the adoption of this standard will not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  FAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  The Company does not plan to measure any eligible financial assets and liabilities at fair value upon the adoption of this standard on January 1, 2008.

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”).  FAS141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact FAS 141(R) will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact FAS 160 will have on the Company’s consolidated financial statements.

(3) Real Estate

(a) Sales of Real Estate and Assets Held for Sale

Each property is considered a separately identifiable component of the Company and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction.

In December 2007, the Company sold four communities (875-units) in the Portland metropolitan area for $97.5 million, resulting in a gain of $47.6 million net of minority interest.  The proceeds from the sale were used in a tax-free reverse exchange for the purchase of Mill Creek at Windermere in September 2007

In February 2007, the Company sold the joint venture property City Heights Apartments, a 687-unit community located in Los Angeles, California for $120 million. The Company’s share of the proceeds from the sale totaled $33.9 million, resulting in a $13.7 million gain on sale to the Company, and an additional $10.3 million for fees from the joint venture partner, both of which are included in income from discontinued operations.  As of December 31, 2006, City Heights was classified as held for sale.

For the year ended December 31, 2005, the gain on the sale of the Eastridge apartment community was $28.5 million.  An additional $2.2 million was deferred as of December 31, 2007 and 2006.  The $2.2 million was deferred because it is due and payable to the Company only upon the sale of units following a condominium conversion which was still in progress as of December 31, 2007.   This transaction was included in discontinued operations as we had no other ongoing involvement with the Property.

For the year ended December 31, 2005, $5.0 million previously deferred gain on the sale of The Essex on Lake Merritt apartment community was recognized on the cost recovery method when the cash was received. The $5.0 million was deferred because it was due and payable to the Company only upon the sale of units following a condominium conversion. The sale transaction was included in continuing operations as we continued to manage the rented apartment units in the project during the conversion process.

(b) Co-investments

The Company has joint venture investments  in a number of co-investments which are accounted for under the equity method. The joint ventures own and operate apartment communities.

Essex Apartment Value Fund, L.P. (“Fund I”), was an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company’s acquisition, development, redevelopment and asset management capabilities. Fund I was considered fully invested in 2003. An affiliate of the Company, Essex VFGP, L.P. (“VFGP”), was a 1% general partner and was a 20.4% limited partner. The Operating Partnership owned a 99% limited partnership interest in VFGP.   Fund I acquired or developed ownership interests in 19 apartment communities, representing 5,406 apartment units.

Fund I sold its apartment communities during 2004 and 2005.  The Fund I dispositions in 2005 resulted in the Company recognizing equity income from the gain on the sale of investments of $18.1 million, and $7.0 million in promote income.  During 2006, the Company recorded an additional $1.2 million in promote income related to the dispositions of assets in 2005, and during 2007 the Company recorded $0.3 million in gain on its investment and $0.3 million in promote income related to the final liquidation of Fund I assets.

Essex Apartment Value Fund II, L.P. (“Fund II”), has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilized debt as leverage equal to approximately 65% of the estimated value of the underlying real estate.  Fund II invests in apartment communities in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area. Subject to certain exceptions, Fund II had been Essex’s primary investment vehicle during 2005 and 2006. As of October 2006, Fund II was fully invested and closed for any future acquisitions or development.  As of December 31, 2007, Fund II owned eleven apartment communities and three development projects.  No properties have been sold by Fund II.  Consistent with Fund I, Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

In August 2005, the Company purchased 500,000 Series A Preferred shares in Multifamily Technology Solutions, Inc. (“MTS”).  The Company owns less than 5% of the voting stock of MTS and therefore accounts for this investment on the cost method.

During 2006, the Company made a contribution to a development with a joint venture partner totaling $3.4 million, and made additional contributions to this joint venture of $0.7 million during 2007.  The development is located in Southern California and as of December 31, 2007 was still in the predevelopment stage.

During March 2007, the Mountain Vista Apartments, LLC, a joint venture that owns the Waterstone at Fremont apartments in Fremont, California, was recapitalized with the inclusion of a new joint venture partner, and as part of this transaction the Company received $7.7 million in net distributions from the joint venture.  The Company accounted for this transaction as a partial sale of the Company’s investment and recorded a gain of $2.0 million which is included in equity income in co-investments as a result of this transaction.  As of December 31, 2007, the Company’s carrying value of its remaining investment in the amended and restated Mountain Vista Apartments, LLC joint venture was $1.2 million.  During January 2008, the Company collected $7.5 million in connection with the return of  its remaining interest in the joint venture and recognized income of $6.3 million from its preferred interest.

The Company had a developer agreement to distribute to the general contractor of Mirabella apartments 20% of the property’s cash flow after the Company receives a 9% cumulative preferred return on its investment from operating cash flow and a 12% preferred return on its investment from capital transactions cash flow.   During the third quarter of 2007, the Company acquired the general contractor's interest in the Mirabella property for $9 million in lieu of distributing a percentage of future cash flows to the general contractor per the agreement, accordingly, Mirabella became wholly owned by the Company.

	2007	2006
Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	$58,419	$45,598
Preferred limited partnership interest in Mountain Vista
Apartments LLC (A)	1,182	6,806
Development joint venture	4,090	3,414
	63,691	55,818
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology Solutions, Inc.	500	500

Total investments	$64,191	$56,318

(A)	The investment is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”), and is the general partner. TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of co-investments, which are accounted for under the equity method, is as follows:

	December 31,
	2007	2006
Balance sheets:
Rental properties and real estate under development	$614,266	$576,134
Other assets	16,184	20,681
Total assets	$630,450	$596,815

Mortgage notes payable	$322,615	$301,665
Other liabilities	24,014	74,793
Partners' equity	283,821	220,357
Total liabilities and partners' equity	$630,450	$596,815

Company's share of equity	$63,691	$55,818

	Years ended
	December 31,
	2007	2006	2005
Statements of operations:
Property revenues	$46,559	$43,031	$28,156
Property operating expenses	(18,551)	(20,464)	(11,761)
Net operating income	28,008	22,567	16,395
Gain on the sale of real estate	-	-	41,985
Interest expense	(13,888)	(17,000)	(11,042)
Depreciation and amortization	(14,116)	(12,395)	(7,037)
Net income (loss	$4	$(6,828)	$40,301

Company's share of co-investment net income (loss)	1,074	(1,503)	18,553
Company's gain on partial sale of its interest	2,046	-	-

Income (loss) for co-investments	$3,120	$(1,503)	$18,553

(c) Real Estate Under Development

The Company defines real estate under development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2007, excluding development projects owned by Fund II, the Company had three development projects comprised of 684 units for an estimated cost of $236.7 million, of which $125.8 million remains to be expended.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of December 31, 2007, the Company had five development communities aggregating 1,658 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2007 is $508.4 million, of which $411.3 million remains to be expended.  The Company owns land parcels held for future development aggregating 434 units as of December 31, 2007.  The Company had incurred $25.5 million in costs related to these five land parcels as of December 31, 2007.

(4) Notes Receivable and Other Receivables from Related Parties

Notes receivable and other receivables from related parties consist of the following as of December 31, 2007 and 2006:

	2007	2006

Related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured,
bearing interest of 8%, due beginning April 2007	$-	$375
Other related party receivables, substantially due on demand	904	834
Total notes and other receivable from related parties	$904	$1,209

Other related party receivables include accrued management and development fees from Fund II totaling $0.5 million and $0.4 million as of December 31, 2007 and 2006, respectively.

(5) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2007 and 2006:

	2007	2006

Note receivable, secured, bearing interest at 12%, due June 2008	$2,193	$2,193
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,346	7,309
Note receivable, secured, bearing interest at LIBOR + 4.65%, due January 2008	5,448	7,807
Note receivable, secured, bearing interest at LIBOR + 3.38%, due February 2009	7,128	-
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	10,999	-
Note receivable, secured, bearing interest at LIBOR + 2.95%, due April 2009	14,010	-
Other receivables	2,508	886
	$49,632	$18,195

As of December 31, 2007, the Company originated five notes receivables totaling $47.4 million which are mezzanine or bridge loans.  The borrowers under each note receivable have the right to extend the maturity date if certain criteria are met specific to each agreement.  During August 2006, the Company originated a loan with the owners of a 26-unit apartment community in Sherman Oaks, California. The proceeds from the loan financed the conversion of the units to condominiums for sale.  Effective July 1, 2007, the Company had ceased accruing interest on the note, due to the current velocity of sales, pricing, and status of the interest reserve.  During the fourth quarter of 2007, the Company recorded an allowance for loan loss in the amount of $0.5 million on this impaired note receivable, which is approximately equal to accrued and unpaid interest recorded from inception of the note through June 30, 2007.  The Company believes that the current loan balance of $5.4 million is collectible through the future sales of 17 unsold condominium units.

(6) Related Party Transactions

Management and other fees from affiliates includes management, promote, development and redevelopment fees totaling $5.1 million, $5.0 million, and $11.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company’s Chairman, George Marcus, is the Chairman of TMMC, which is a real estate brokerage firm. During the years ended December 31, 2007, 2006, and 2005, the Company paid brokerage commissions totaling $1.3 million, $0.8 million, and $0 to TMMC on the purchase and sales of real estate.

Mr. Marcus was an investor in the two partnerships that owned the Thomas Jefferson Apartments that was acquired by the Company during September 2007 in a DownREIT transaction.  In conjunction with that transaction, Mr. Marcus received 7,006 DownREIT units in exchange for his partnership interests in those apartments.  The Company's independent Board of Directors approved the acquisition of the apartment community.

Mr. Marcus is the Chairman of the Urban Housing Group (“UHG”), a subsidiary of TMMC.  During December 2007, UHG sold the rights to the Company to acquire the Fourth Street development land parcel in Berkeley, California for $2.8 million.  The amount paid to the Urban Housing Group included reimbursement for the costs incurred by UHG to entitle the property for development. The Company's independent Board of Directors approved the acquisition of the rights to the land parcel.

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

In January 2005, the Company sold four non-core assets that were acquired for $14.9 million.  The four non-core assets were: The Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, for which the Company had previously entered into master lease and option agreements with an unrelated entity; and two small office buildings, located in San Diego California.  The Company recorded a gain of $0.7 million on the sale of these assets.  The Company has recorded the gain on sale and operations for these assets as part of discontinued operations in the accompanying consolidated statements of operations.

In June 2005, the Company sold the Eastridge apartments, a 188-unit apartment community located in San Ramon, California for approximately $47.5 million.  In conjunction with the sale, the Company deferred $2.2 million of the gain on the sale of Eastridge because Essex, through a TRS, originated a participating loan to the buyer in the amount of approximately $2.2 million, which allows the Company to financially participate in the buyer’s condominium conversion plan.  The gain on the sale of the Eastridge property net of the deferral of the $2.2 participating loan was $28.5 million.  The Company has recorded the gain on sale and operations for Eastridge apartments as part of discontinued operations in the accompanying consolidated statements of operations.

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

In June 2006, the unconsolidated joint venture property, Vista Pointe, a 286-unit apartment community located in Anaheim, California, was sold for approximately $46.0 million. The Company’s share of the proceeds from the transaction totaled $19.3 million, resulting in an $8.8 million gain on the sale, and an additional $8.2 million for fees and a promote distribution. The Company has recorded the ground lease income and all related gains and fees from the Vista Pointe joint venture as part of discontinued operations in the accompanying consolidated statements of operations.

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

The Company sold the 21 remaining condominium units at the Peregrine Point property during the first three quarters of 2007, and recorded a gain of $1.0 million net of taxes and expenses.  The Company started selling the units in the third quarter of 2006, and recorded the sale of 45 units and recorded a gain of $2.0 million net of taxes and expenses during 2006.  The Company has recorded the gain on sale of condominiums and operations for Peregrine Point apartments as part of discontinued operations in the accompanying consolidated statements of operations.

In December 2007, the Company sold four communities (875-units) in the Portland metropolitan area for $97.5 million, resulting in a gain of $47.6 million, net of minority interest.  The Company has recorded the gain on sale and operations for the four communities as part of discontinued operations in the accompanying consolidated statements of operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above.
	2007	2006	2005

Rental revenues	$9,466	$19,537	$21,267
Interest and other income	290	41	1,231
Equity income co-investments	-	238	477
Revenues	9,756	19,816	22,975

Property operating expenses	(3,779)	(7,611)	(8,159)
Interest expense	(416)	(2,314)	(2,830)
Depreciation and amortization	(1,861)	(4,940)	(5,300)
Minority interests	(129)	(1,199)	(821)
Expenses	(6,185)	(16,064)	(17,110)

Income from real estate sold	3,571	3,752	5,865

Gain on sale of real estate	52,874	20,503	29,219
Gain on sale of real estate - City Heights	78,306	-	-
Promote interest and fees	10,290	8,221	-
Minority interests	(6,443)	(2,730)	(2,741)
Minority interests - City Heights	(64,624)	-	-
	70,403	25,994	26,478

Income from discontinued operations	$73,974	$29,746	$32,343

(8) Mortgage Notes Payable and Exchangeable Bonds

Mortgage notes payable and exchangeable bonds consist of the following as of December 31, 2007 and 2006:

The aggregate scheduled principal payments of mortgage notes payable and exchangeable bonds are as follows:

	2007	2006

Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging from 6.62% to 8.18%, principal and interest payments due monthly, and maturity dates ranging from October 2008 through October 2010. Under certain conditions a portion of these loans can be converted to an unsecured note payable.
Three loans are cross-collateralized by a total of 13 properties $	224,876	$228,663

Mortgage notes payable, secured by deeds of trust, bearing interest at ranges ranging from 4.86% to 7.90%, principal and interest payments due monthly,
and maturity dates ranging from March 2008 through June 2018	804,859	645,702
Mortgage notes payable - held for sale, secured by deed of trust, bearing interest at 6.90%, principal and interest payments due monthly, and maturity date of
January 2008. Repaid in February 2007	-	32,850

Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement
(approximately 4.50% at December 2007 and 4.60% at December 2006),
plus credit enhancement and underwriting fees ranging from approximately
1.2% to 1.9%. The bonds are primairly convertible to a fixed rate at the Company's option. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from December
2009 through December 2039. $152.7 million of these bonds are subject to various
interest rate cap agreements which limit the maximum interest rate to such bonds	233,138	186,339

Exchangeable bonds, unsecured obligations of the Operating Partnership and guaranteed by the Company, bearing interest at 3.625% per year, payable November 1 and May 1 of each year, which mature on November 1, 2025. The bonds are exchangeable at the option of the holder into cash and, in certain circumstances at the Company's option, shares of the Company's common stock at an initial exchange price of
$103.25 per share subject to certain adjustments. These bonds will also be exchangeable prior to November 1, 2020 under certain circumstances. The bonds are redeemable at the Company's option for cash at any time on or after November 4,
2010 and are subject to repurchase for cash at the option of the holder on November 1st
in years 2010, 2015, and 2020 or upon the occurrence of certain events	225,000	225,000

	$1,487,873	$1,318,554

The aggregate scheduled principle payments of mortgage notes payable and exchangeable bonds are as follows:

2008	$116,357
2009	24,689
2010	154,813
2011	166,545
2012	32,183
Thereafter	993,286

$1,487,873

Repayment of debt before the scheduled maturity date could result in prepayment penalties.

(9) Lines of Credit

The Company has three outstanding lines of credit in the aggregate committed amount of $310.0 million as of December 31, 2007.  In March 2006, the Company renegotiated its revolving line of credit to increase the maximum principal amount to $200.0 million from $185.0 million.  Additionally, the maturity date was extended from April 2007 to March 2009, with an option for a one-year extension, and the underlying rate, based on a tiered rate structure tied to the Company’s corporate ratings, was reduced to LIBOR plus 0.8% from LIBOR plus 1.0%.  Certain terms and covenants of the $200.0 million unsecured line of credit were amended during the third quarter of 2007.  The balance on this line of credit was $61.0 million as of December 31, 2007, which yielded an average interest rate of 6.2%.  No amounts were outstanding as of December 31, 2006.  The Company also has a $100 million credit facility from Freddie Mac, which is secured by eight of the Company’s apartment communities.  The underlying interest rate on this line is between 55 and 59 and basis points over the Freddie Mac Reference Rate.   As of December 31, 2007 and 2006,  $100.0 million and $93.0 million was outstanding under this line of credit, respectively, which yielded an average interest rate of 5.4% and 6.2% as of December 31, 2007 and 2006, respectively, and matures in January 2009. During March 2007, the Company entered into an unsecured revolving line of credit for $10.0 million with a commercial bank with an initial maturity date of March 2008. Borrowings under this revolving line of credit bear an interest rate at the bank’s Prime Rate less 2.0%.   As of December 31, 2007, there was an $8.8 million balance on the revolving line of credit at an average interest rate of 5.6%.   The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.   The Company was in compliance with the line of credit covenants as of December 31, 2007 and 2006.

(10) Derivative Instruments and Hedging Activities

During March 2007, the Company entered into a ten-year forward-starting interest rate swap for a notional amount of $50 million and a settlement date on or before October 1, 2011.

During April 2007, the Company refinanced a mortgage loan for $35.7 million secured by the Tierra Vista property in the amount of $62.5 million, with a fixed interest rate of 5.47%, which matures in April 2017.  In conjunction with this transaction the Company settled a $50 million forward-starting swap and received $1.3 million from the counterparty.  The accounting for the swap settlement reduces the effective interest rate on the new  Tierra Vista mortgage loan to 5.19%.

As of December 31, 2007 the Company had entered into nine forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2008 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with the refinancing of debt that matures between April 2008 and October 2011.  The fair value of the derivatives decreased $7.9 million during the year ended December 31, 2007 to a liability value of $10.2 million as of December 31, 2007, and the derivative liability was recorded in other liabilities in the Company’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the year ended December 31, 2007 and 2006.

(11) Lease Agreements

During the fourth quarter of 2003, the Company entered into lease and purchase option agreements with unrelated third parties related to its five recreational vehicle (“RV”) parks that were comprised of 1,717 spaces and two manufactured housing communities that contain 607 sites.  At the time of agreement, the unrelated third parties had an option to purchase the assets in approximately four years for approximately $41.7 million, which was a 5% premium to the gross book value of the assets. The Company received $0.5 million as consideration for entering into the option agreement and a non-refundable upfront payment of $4.0 million, which was recorded as deferred revenue and has been amortized into income over the five year lease term.  Under the lease agreements, Essex receives fixed monthly lease payments and passes through all executory costs such as property taxes.   In January 2005, the Company sold Riviera RV Resort and Riviera Mobile Home Park.  As of December 31, 2007, the Company still owns two RV parks totaling 338 spaces, and one manufactured housing community that contains 157 sites.

The Company owns two predevelopment projects that it leases to tenants.  Cadence Campus is an office building, and Essex-Hollywood is a commercial building currently utilitized as a production studio, and both properties are 100% leased to single tenants.  The lease at Cadence Campus will expire in January 2009 and the tenant has a right to two six-month extensions, and the Essex-Hollywood lease will expire in July 2008.  These two properties generated lease income totaling $4.7 million during the year ended December 31, 2007, which was recorded as net lease income and included in interest and other income in the accompanying consolidated statements of operations.  Interest expense is not being capitalized on these properties while they are leased, and depreciation expense is being recorded on these properties until the leases expire.

The Company is also a lessor of an office building located in Southern California. The tenants’ lease terms expire at various times through 2009 with average annual lease payments of approximately $1.3 million.  The future minimum non-cancelable base rent to be received under the Cadence Campus, Essex-Hollywood, the two office buildings in Southern California, the RV parks and manufactured housing community operating leases for each of the years ending after December 31, 2007 are summarized as follows:
Future
Minimum
Rent
2008	$6,184
2009	4,149
2010	1,439
2011	695
2012	183
2013 and thereafter	474
$13,124

The Company is also a lessee of an office building located in Palo Alto next to the Company’s headquarters.  The lease term expires on September 30, 2009, with average annual lease payments of approximately $0.2 million.

(12) Equity Transactions

Preferred Securities Offerings

As of December 31, 2007, the Company, either directly or through the Operating Partnership, has the following cumulative preferred securities outstanding:

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

Common Stock Offerings

During 2006, the Company issued and sold approximately 427,700 shares of common stock for $48.3 million, net of fees and commissions under its Controlled Equity Offering program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company used the net proceeds from such sales to primarily fund the development, redevelopment pipelines, and pay down outstanding borrowing under the Company’s lines of credit.

During April 2007, the Company issued and sold approximately 170,500 shares of common stock for $21.8 million, net of fees and commissions, under its Controlled Equity Offering program.

During May 2007, the Company sold 1,500,000 shares of its common stock for proceeds of $191.9 million, net of underwriter fees and expenses.  The Company used net proceeds from the common stock sales to reduce outstanding borrowings under the Company’s lines of credit.

Common Stock Repurchases

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that the Company announced on May 16, 2001.  During 2007 the Company repurchased and retired 323,259 shares of its common stock for approximately $32.6 million.  During January 2008, the Company repurchased and retired 137,500 shares of its common stock for approximately $13.2 million.

UpREIT and DownREIT transactions

During October 2006, the Company acquired Belmont Terrace, a 71-unit community located in Belmont, California. The Company acquired the apartment community in an UpREIT structured transaction for an agreed upon value of approximately $14.7 million.  The Company issued 72,685 limited operating partnership units to the prior owners and during the close of escrow the Company paid-off the existing debt on the property.

During September 2007, the Company acquired the Thomas Jefferson apartments in Sunnyvale, California, for $28.0 million by acquiring ownership interests in the two limited partnerships that collectively owned the property.  In connection with this acquisition, the limited partnerships were restructured to provide for limited partnership units, or DownREIT units, that are redeemable for cash, or at the Company's sole discretion, cash or shares of the common stock of the Company.  A total of 62,873 such units were issued, and the Company assumed $20.0 million in mortgage loans in the transaction.

(13) Net Income Per Common Share

Basic and diluted income from continuing operations per share are calculated as follows for the years ended December 31:

	2007			2006			2005
		Weighted-	Per-		Weighted-	Per-		Weighted-	Per-
		average	Common		average	Common		average	Common
	Income	Common Shares	Share Amount	Income	Common Shares	Share Amount	Income	Common Shares	Share Amount

Basic:
Income from continuing operations
available to common stockholders	$32,490	24,548,003	$1.32	$27,857	23,081,682	$1.21	$45,420	23,038,561	$1.98
Income from discontinued operations	73,974	24,548,003	3.02	29,746	23,081,682	1.29	32,343	23,038,561	1.40
	106,464		4.34	57,603		2.50	77,763		3.38

Effect of Dilutive Securities (1)	-	552,971		-	469,360		-	349,942
Diluted:
Income from continuing operations
available to common stockholders	32,490	25,100,974	1.29	27,857	23,551,042	1.18	45,420	23,388,503	1.94
Income from discontinued operations	73,974	25,100,974	2.95	29,746	23,551,042	1.27	32,343	23,388,503	1.38
	$106,464		$4.24	$57,603		$2.45	$77,763		$3.32

(1)
Weighted convertible limited partnership units of 2,282,568, 2,294,591, and 2,305,134 for the years ended December 31, 2007, 2006, and 2005, respectively, and Series Z incentive units of 213,126, 184,142, and 122,803, for the year ended December 31 2007, 2006 and 2005, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

On or after November 1, 2020, the holders of the $225 million exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at Essex’s option, a portion of the notes may be exchanged for Essex common stock; the current exchange rate is $103.25 per share of Essex common stock.  The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  During 2007, the weighted average common stock price exceeded the $103.25 strike price and therefore common stock issuable upon exchange of the exchangeable notes was included in the diluted share count.  The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 25,326, 1,014, and 22,229 for 2007, 2006, 2005, respectively, are not included in the diluted earnings per share calculation because the exercise price of the options was greater than the average market price of the common shares for the twelve months ended and, therefore, were anti-dilutive.

5,980,000 shares of cumulative convertible preferred stock Series G has been excluded from diluted earnings per share for 2007 and 2006 as the effect was anti-dilutive.

(14) Stock Based Compensation Plans

Stock Options and Restricted Stock

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

Stock-based compensation expense for options and restricted stock under the fair value method totaled approximately $1.2 million, $1.1 million and $0.8 million, for the years ended December 31, 2007, 2006 and 2005, respectively.  Stock-based compensation capitalized for options totaled approximately $0.2 million, $0.2 million and none for the year ended December 31, 2007, 2006 and 2005, respectively.  The intrinsic value of the options exercised totaled $6.3 million, $6.0 million, and $4.1 million, for the years ended December 31, 2007, 2006, and 2005, respectively.  The intrinsic value of the options outstanding and fully vested totaled $9.9 million, $14.3 million, and $10.8 million, for the years ended December 31, 2007, 2006, and 2005, respectively.  Total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted plans totaled $0.8 million as of December 31, 2007.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3 to 5 years for the stock option plans.

The average fair value of stock options granted for the years ended December 31, 2007, 2006 and 2005 was $11.58, $17.40 and $10.06 per share, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:
	2007	2006	2005
Stock price	$95.34-$126.73	$101.01-$132.62	$69.11-$91.88
Risk-free interest rates	3.52%-4.58%	4.45%-5.15%	3.64%-4.50%
Expected lives	7-9 years	4-7 years	5-6 years
Volatility	18.52%-20.31%	18.44%-18.54%	18.09%-18.54%
Dividend yield	3.99%-5.26%	3.12%-4.29%	4.22%-5.13%

A summary of the status of the Company’s stock option plans as of December 31, 2007, 2006, and 2005 and changes during the years ended on those dates is presented below:
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	570,542	$72.60	530,375	$57.73	463,376	$47.07
Granted	29,250	119.98	170,350	106.63	188,800	78.01
Exercised	(86,056)	50.23	(90,633)	47.57	(103,201)	43.47
Forfeited and canceled	(20,033)	94.29	(39,550)	80.85	(18,600)	76.70
Outstanding at end of year	493,703	79.83	570,542	72.60	530,375	57.73

Options exercisable at year end	288,889	64.69	272,074	52.42	248,015	43.77

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options outstanding			Options exercisable
	Number	Weighted-		Number
	outstanding	average	Weighted-	exercisable	Weighted-
	as of	remaining	average	as of	average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2007	life	price	2007	price
$13.26-26.52	600	0.1 years	$19.08	600	$19.08
26.52-39.79	41,547	1.4 years	32.64	41,547	32.64
39.78-53.05	90,027	3.8 years	49.33	87,427	49.28
53.05-66.31	40,680	5.7 years	59.10	38,230	59.37
66.31-79.57	90,775	7.2 years	75.69	52,795	76.37
79.57-92.83	58,704	7.5 years	83.18	25,170	82.95
92.83-106.10	39,620	8.3 years	101.51	7,720	102.63
106.10-119.36	103,500	8.4 years	107.36	34,100	107.42
119.36-132.62	28,250	9.3 years	125.27	1,300	128.02
	493,703	6.6 years	79.83	288,889	64.69

During 2007, the Company issued 17,178 shares of restricted stock. The unrecognized compensation cost is expected to be recognized straight-line over a period of 7 years less an estimate for  forfeitures.

Long Term Incentive Plan – Z Units

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

Stock-based compensation expense for Z Units under the fair value method totaled approximately $1.5 million, $1.3 million and $1.6 million, for the years ended December 31, 2007, 2006 and 2005, respectively.  Stock-based compensation capitalized for Z Units totaled approximately $0.4 million, $0.3 million and $0.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively.  The intrinsic value of the Z Units subject to conversion totaled $16.0 million as of December 31, 2007.  Total unrecognized compensation cost related Z Units subject to conversion in the future granted under the Z Units plans totaled $8.1 million as of December 31, 2007.  The unamortized cost is expected to be recognized over the next 4 to 12 years subject to the achievement of the stated

performance criteria.

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

During 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest to eleven senior executives of the Company in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200. The 2001 Z Unit grant had a conversion ratchet of 45, 55, and 65 percent as of January 1, 2005, 2006, and 2007 respectively.

During 2004, the Operating Partnership issued 95,953 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit, for an aggregate offering price of $96. The 2004 Z Unit grant had a conversion ratchet of 20 percent upon issuance, and 30, 40, and 50 percent as of January 1, 2005, 2006, and 2007, respectively.  In 2005 an additional 27,000 Z-1 Units were granted to two senior executives pursuant to the 2004 grant terms with a 20 percent conversion ratio at issuance, and 30 and 40 percent conversion ratchet as of January 1, 2006 and 2007.

During 2005, the Operating Partnership issued 89,999 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit, for an aggregate offering price of $90.  The 2005 Z-1 Unit grant had a conversion ratchet of 20 and 30 percent as of January 1, 2006 and 2007.

Long Term Incentive Plan – Outperformance Plan

Stock-based compensation expense for the Outperformance Plan, (the “OPP”) adopted in December 2007 under the fair value method totaled approximately $0.1 million for year ended December 31, 2007.  Total unrecognized compensation cost less an estimate for forfeitures related to the OPP totaled $5.5 million as of December 31, 2007.  The unamortized cost is expected to be recognized over the expected service period of five years for senior officers and three years for non-employee directors.

Under the 2007 OPP, award recipients will share in a “performance pool” if the Company’s total return to stockholders for the period from December 4, 2007 (measured based on the closing price of the Company’s common stock on December 4, 2007) through December 3, 2010 exceeds a cumulative total return to stockholders of 30%.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to an aggregate maximum award of $25 million.  The maximum award will be reduced by the amount of any forfeited awards.  In the event the potential performance pool reaches the maximum aggregate award between June 4, 2010 and December 3, 2010 and remains at that level or higher for 30 consecutive days, the performance period will end early and the performance pool will be formed on the last day of such 30-day period, but the participants will nonetheless be subject to the time-based vesting requirements described below.

Each participant’s award under the 2007 OPP has been designated as a specified percentage of the aggregate performance pool.  Assuming the 30% benchmark is achieved, the pool will be allocated among the participants in accordance with the percentage specified in each participant’s award agreement.  Individual awards were made in the form of newly created long term incentive plan (“LTIP”) Units, which are partnership units of the Operating Partnership, and the LTIP units are exchangeable on a one-for-one basis into common units of the Operating Partnership to the extent the LTIP Units become vested.  Such common units are exchangeable for shares of the Company’s common stock on a one-for-one basis.  Any shares of the Company’s common stock, which are ultimately issued in connection with the 2007 OPP, will be issued pursuant to the Company’s 2004 Stock Incentive Plan.  LTIP Units were granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and time vesting thresholds and will not be entitled to distributions until after the benchmark is achieved.  Distributions on LTIP Units will equal the distributions payable on each common unit of the Operating Partnership on a per unit basis.

In the case of awards granted to senior officers, if the benchmark is achieved, the LTIP Units will vest in three substantially equal installments on December 4, 2010 and on each of the first two anniversaries thereafter, based on the officer’s continued employment through the applicable vesting date.  In the case of awards granted to non-employee directors, such awards will vest in full on December 4, 2010 if the benchmark is achieved and only to the extent the board members have continued to serve through such date.

In the event of a change of control of the Company prior to the establishment of the performance pool, the performance period will be shortened to end on a date immediately prior to such event and the cumulative stockholder return benchmark will be adjusted on a pro rata basis.  The performance pool will be formed as described above if the adjusted benchmark target is achieved, and the awards will become fully vested at such time.

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

(16) Segment Information

In accordance with FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information” the Company defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and Seattle Metro. Excluded from segment revenues are properties outside of these regions including property in Houston, Texas, management and other fees from affiliates, and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 2007, 2006, and 2005:
	Years Ended December 31,
	2007	2006	2005
Revenues:
Southern California	$215,090	$198,929	$181,048
Northern California	99,734	75,624	67,099
Seattle Metro	64,079	55,721	50,936
Other Regions	4,530	4,496	4,152
Total property revenues	$383,433	$334,770	$303,235

Net operating income:
Southern California	$147,340	$135,969	$122,551
Northern California	65,143	49,907	44,528
Seattle Metro	42,137	35,138	31,792
Other Regions	389	(642)	(115)
Total net operating income	255,009	220,372	198,756

Depreciation and amortization:
Southern California	(49,551)	(43,017)	(39,219)
Northern California	(27,892)	(17,568)	(15,984)
Seattle Metro	(15,491)	(13,170)	(12,343)
Other Regions	(7,455)	(4,339)	(7,303)
	(100,389)	(78,094)	(74,849)
Interest:
Southern California	(31,626)	(26,432)	(27,690)
Northern California	(18,741)	(18,295)	(17,201)
Seattle Metro	(6,892)	(6,904)	(6,508)
Other Regions	(23,736)	(21,267)	(19,385)
	(80,995)	(72,898)	(70,784)

Amortization of deferred financing costs	(3,071)	(2,745)	(1,947)
General and administrative	(26,273)	(22,234)	(19,148)
Other expenses	(800)	(1,770)	(5,827)
Management and other fees from affiliates	5,090	5,030	10,951
Gain on sale or real estate	-	-	6,391
Interest and other income	10,310	6,176	8,524
Equity income in co-investments	3,120	(1,503)	18,553
Minority interests	(19,937)	(18,807)	(20,709)
Income tax provision	(400)	(525)	(2,538)

Income from continuing operations	$41,664	$33,002	$47,373

Assets:
Southern California	$1,354,818	$1,244,037
Northern California	829,879	565,405
Pacific Northwest	353,737	317,848
Other Regions	37,338	76,882
Net reportable operating segments - real estate assets	2,575,772	2,204,172
Real estate - held for sale, net	-	41,221
Real estate under development	233,445	107,620
Co-investments	64,191	56,318
Notes and other receivables	50,536	19,404
Other non-segment assets	56,379	57,105
Total assets	$2,980,323	$2,485,840

(17) 401(k) Plan

The Company has a 401(k) benefit plan (the Plan) for all full-time employees who have completed six months of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their contribution up to a specified maximum. Company contributions to the Plan were approximately $267, $226, and $98 for the years ended December 31, 2007, 2006, and 2005.

(18) Fair Value of Financial Instruments

Management believes that the carrying amounts of its variable rate mortgage notes payable, lines of credit, notes receivable and other receivables from related parties, and notes and other receivables approximate fair value as of December 31, 2007 and 2006, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the Company’s $1.25 billion of fixed rate mortgage notes payable and exchangeable bonds at December 31, 2007 are approximately $1.30 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.  At December 31, 2006, the Company’s fixed rate mortgage notes payable of $1.13 billion had an approximate market value of $1.22 billion.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of December 31, 2007 and 2006 due to the short-term maturity of these instruments.

(19) Commitments and Contingencies

At December 31, 2007, the Company had five non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080. Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities. Total minimum lease commitments, under land leases and operating leases, are approximately $1.8 million per year for the next five years.

The Company has a performance guarantee with a commercial bank related to the Northwest Gateway development.

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

The Company may enter into transactions that could require the Company to pay the tax liabilities of the partners in the Operating Partnership or in the DownREIT entities.  These transactions which are within the Company’s control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code the Company can provide no assurance that it will be able to do so and if such tax liabilities were incurred they may to have a material impact on the Company’s financial position.

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

(20) Quarterly Results of Operations (Unaudited)

    The following is a summary of quarterly results of operations for 2007 and 2006:
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31(1)	September 30(1)	June 30(1)	March 31(1)
2007:
Total property revenues	$101,138	$97,780	$94,508	$90,007

Income before discontinued operations	$5,163	$11,603	$11,129	$13,769

Net income	$53,597	$12,308	$12,187	$37,546
Net income available to common
stockholders	$51,287	$9,997	$9,877	$35,303
Per share data:
Net income:
Basic	$2.04	$0.40	$0.40	$1.51

Diluted	$2.02	$0.39	$0.39	$1.46
Market price:
High	$127.35	$123.50	$133.40	$148.54
Low	$94.08	$102.00	$114.19	$124.78
Close	$97.49	$117.57	$116.30	$129.48
Dividends declared	$0.93	$0.93	$0.93	$0.93

2006:
Total property revenues	$88,118	$84,740	$81,665	$80,247

Income before discontinued operations	$9,854	$10,648	$5,970	$6,530

Net income	$17,437	$12,477	$22,512	$10,322
Net income available to common
stockholders	$15,060	$10,686	$22,023	$9,834
Per share data:
Net income:
Basic	$0.64	$0.46	$0.96	$0.43

Diluted	$0.63	$0.45	$0.95	$0.43
Market price:
High	$133.99	$128.57	$111.90	$111.10
Low	$119.76	$111.54	$100.90	$92.10
Close	$129.25	$121.40	$111.66	$108.73
Dividends declared	$0.84	$0.84	$0.84	$0.84

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
         Real Estate and Accumulated Depreciation
         December 31, 2007

					Initial cost		Costs capitalized	Gross amount carried at close of period
Property	Units	Location		Encumbrance	Land	Buildings and improvements	subsequent to acquisition	Land and improvements	Buildings and improvements	Total(1)	Accumulated depreciation	Date of construction	Date acquired	Lives (years)
Encumbered apartment communities
Foothill Commons	360	Bellevue, WA	$		$2,435	$9,821	$6,074	$2,440	$15,890	$18,330	$9,298	1978	03/90	3-30
Montclaire, The (Oak Pointe)	390	Sunnyvale, CA			4,842	19,776	12,774	4,847	32,545	37,392	17,967	1973	12/88	3-30
Palisades, The	192	Bellevue, WA			1,560	6,242	9,421	1,565	15,658	17,223	6,617	1969/1977(2)	05/90	3-30
Pathways	296	Long Beach, CA			4,083	16,757	15,174	6,239	29,775	36,014	13,093	1975	02/91	3-30
Stevenson Place	200	Fremont, CA			996	5,582	7,879	1,001	13,456	14,457	8,763	1971	04/83	3-30
Bridgeport (Summerhill Commons)	184	Newark, CA			1,608	7,582	5,984	1,525	13,649	15,174	7,019	1987	07/87	3-30
Summerhill Park	100	Sunnyvale, CA			2,654	4,918	1,149	2,656	6,065	8,721	3,978	1988	09/88	3-30
Woodland Commons	236	Bellevue, WA			2,040	8,727	4,293	2,044	13,016	15,060	7,236	1978	03/90	3-30
				90,005	20,218	79,405	62,748	22,317	140,054	162,371	73,972
Fountain Court	320	Seattle, WA			6,702	27,306	1,691	6,985	28,714	35,699	7,679	2000	03/00	3-30
Hillcrest Park	608	Newbury Park, CA			15,318	40,601	12,353	15,755	52,517	68,272	16,713	1973	03/98	3-30
Hillsborough Park	235	La Habra, CA			6,291	15,455	827	6,272	16,302	22,573	4,728	1999	09/99	3-30
				76,732	28,311	83,362	14,871	29,012	97,532	126,544	29,120
Bel Air	462	San Ramon, CA			12,105	18,252	18,642	12,682	36,317	48,999	12,687	1988	01/97	3-30
Waterford, The	238	San Jose, CA			11,808	24,500	11,688	15,165	32,831	47,996	7,659	2000	06/00	3-30
				58,139	23,913	42,752	30,329	27,847	69,147	96,994	20,346
Bonita Cedars	120	Bonita, CA			2,496	9,913	977	2,503	10,883	13,386	1,983	1983	12/02	3-30
Bristol Commons	188	Sunnyvale, CA			5,278	11,853	2,447	5,293	14,285	19,578	5,889	1989	01/97	3-30
Castle Creek	216	Newcastle, WA			4,149	16,028	2,020	4,833	17,364	22,197	6,593	1997	12/97	3-30
Forest View	192	Renton, WA			3,731	14,530	689	3,731	15,219	18,950	2,233	1998	10/03	3-30
Mira Monte	355	Mira Mesa, CA			7,165	28,459	6,909	7,186	35,347	42,533	6,243	1982	12/02	3-30
Mission Hills	282	Oceanside, CA			10,099	38,778	1,920	10,167	40,630	50,797	3,611	1984	7/05	3-30
Walnut Heights	163	Walnut, CA			4,858	19,168	1,140	4,887	20,280	25,166	2,927	1964	10/03	3-30
Windsor Ridge	216	Sunnyvale, CA			4,017	10,315	3,855	4,021	14,167	18,187	8,183	1989	03/89	3-30
				100,000	41,793	149,044	19,959	42,621	168,174	210,796	37,662
Alpine Village	306	Alpine, CA		17,016	4,967	19,728	1,994	4,982	21,707	26,689	3,845	1971	12/02	3-30
Anchor Village	301	Mukilteo, WA		10,750	2,498	10,595	5,433	2,681	15,845	18,526	7,092	1981	01/97	3-30
Barkley, The	161	Anaheim, CA		4,883	2,272	8,520	1,705	2,353	10,144	12,497	3,253	1984	04/00	3-30
Bluffs II, The	224	San Diego, CA		12,137	3,405	7,743	5,979	3,442	13,685	17,127	3,756	1974	06/97(3)	3-30
Brentwood (Hearthstone)	140	Santa Ana, CA		9,333	2,833	11,303	4,341	3,502	14,975	18,477	2,798	1970	11/01	3-30
Brighton Ridge	264	Renton, WA		16,013	2,623	10,800	3,789	2,656	14,555	17,212	6,030	1986	12/96	3-30
Brookside Oaks	170	Sunnyvale, CA		14,130	7,301	16,310	16,792	10,301	30,102	40,403	5,312	1973	06/00	3-30
Cairns, The	100	Seattle, WA		11,552	6,937	20,679	62	6,939	20,739	27,678	396	2006	06/07	3-30
Camarillo Oaks	564	Camarillo, CA		53,052	10,953	25,254	5,109	11,075	30,241	41,316	13,871	1985	07/96	3-30
Camino Ruiz Square	160	Camarillo, CA		21,110	6,871	26,119	64	6,878	26,176	33,054	876	1990	12/06	3-30
Canyon Point	250	Bothell, WA		15,736	4,692	18,288	1,082	4,693	19,370	24,062	2,785	1990	10/03	3-30
Capri at Sunny Hills	100	Fullerton, CA		19,150	3,337	13,320	3,962	3,867	16,752	20,619	3,444	1961	09/01	3-30
Cardiff by the Sea	300	Cardiff, CA		42,200	13,724	57,395	439	14,224	57,881	72,105	1,355	1986	04/07	3-30
														(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

				Initial cost		Costs capitalized	Gross amount carried at close of period
Property	Units	Location	Encumbrance	Land	Buildings and improvements	subsequent to acquisition	Land and improvements	Buildings and improvements	Total(1)	Accumulated depreciation	Date of construction	Date acquired	Lives (years)
Encumbered apartment communities (continued)
Carlyle, The	132	San Jose, CA	15,424	3,954	15,277	9,270	5,801	22,701	28,501	5,266	2000	04/00	3-30
City View (Wimbledon Woods)	560	Hayward, CA	51,600	9,883	37,670	15,069	10,350	52,272	62,622	15,861	1975	03/98	3-30
Coldwater Canyon	39	Studio City, CA	5,919	1,674	6,640	367	1,676	7,005	8,681	143	1979	05/07	3-30
Coral Gardens	200	El Cajon, CA	10,943	3,638	14,452	936	3,649	15,377	19,026	2,770	1976	12/02	3-30
Devonshire	276	Hemet, CA	11,078	3,470	13,786	1,548	3,482	15,322	18,804	2,905	1988	12/02	3-30
Emerald Ridge - North	180	Bellevue, WA	10,721	3,449	7,801	3,036	3,449	10,837	14,286	5,018	1987	11/94	3-30
Esplanade	278	San Jose, CA	38,956	18,170	40,086	2,946	18,425	42,777	61,202	4,635	2002	11/04	3-30
Evergreen Heights	200	Kirkland, WA	10,910	3,566	13,395	2,134	3,649	15,446	19,095	5,847	1990	06/97	3-30
Fairwood Pond	194	Renton, WA	14,514	5,296	15,564	709	5,300	16,269	21,569	1,755	1997	10/04	3-30
Fountain Park	705	Playa Vista, CA	98,665	25,073	94,980	17,327	25,208	112,173	137,380	13,407	2002	02/04	3-30
Harvest Park	104	Santa Rosa, CA	11,603	6,700	15,479	192	6,690	15,681	22,371	413	2004	03/07	3-30
Hidden Valley (Parker Ranch)	324	Simi Valley, CA	33,303	14,174	34,065	287	11,724	36,802	48,526	4,334	2004	12/04	3-30
Highridge	255	Rancho Palos Verde, CA	44,807	5,419	18,347	8,220	5,841	26,145	31,986	9,376	1972	05/97	3-30
Huntington Breakers	342	Huntington Beach, CA	20,962	9,306	22,720	3,882	9,315	26,593	35,908	9,494	1984	10/97	3-30
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	6,502	3,474	14,375	17,850	5,757	1985	10/94	3-30
Kings Road	196	Los Angeles, CA	14,618	4,023	9,527	5,675	4,031	15,194	19,225	4,932	1979	06/97	3-30
Le Pac Luxury Apartments	140	Santa Clara, CA	13,713	3,090	7,421	4,768	3,092	12,187	15,279	4,889	1975	02/94	3-30
Marbrisa	202	Long Beach, CA	20,923	4,700	18,605	1,323	4,760	19,869	24,628	3,806	1987	09/02	3-30
Mariners Place	105	Oxnard, CA	3,872	1,555	6,103	1,029	1,562	7,126	8,687	2,166	1987	05/00	3-30
Montejo	124	Garden Grove, CA	5,812	1,925	7,685	1,332	2,110	8,833	10,942	1,959	1974	11/01	3-30
Monterey Villas	122	Oxnard, CA	13,802	2,349	5,579	4,395	2,424	9,900	12,323	3,206	1974	07/97	3-30
Monterra del Rey	84	Pasadena, CA	10,130	2,312	4,923	4,292	2,825	8,702	11,527	2,494	1972	04/99	3-30
Mt. Sutro	99	San Francisco, CA	5,725	2,334	8,507	1,850	2,810	9,881	12,691	2,942	1973	06/01	3-30
Park Place/Windsor Court/Cochran	176	Los Angeles, CA	21,964	4,965	11,806	5,090	5,015	16,846	21,861	5,682	1988	08/97	3-30
Pointe at Cupertino, The	116	Cupertino, CA	13,033	4,505	17,605	606	4,505	18,211	22,716	2,282	1963	08/98(4)	3-30
Sammamish View	153	Bellevue, WA	10,778	3,324	7,501	5,942	3,331	13,436	16,767	4,724	1986	11/94	3-30
San Marcos	432	Richmond, CA	49,225	15,563	36,204	24,269	22,866	53,170	76,036	7,372	2003	11/03	3-30
Stonehedge Village	196	Bothell, WA	13,786	3,167	12,603	3,198	3,201	15,767	18,968	5,363	1986	10/97	3-30
Summit Park	300	San Diego, CA	21,100	5,959	23,670	2,011	5,977	25,663	31,640	4,773	1972	12/02	3-30
Thomas Jefferson	156	Sunnyvale, CA	19,529	8,190	19,306	91	8,195	19,392	27,587	340	1969	09/07	3-30
Tierra Vista	404	Oxnard, CA	62,037	13,652	53,336	669	13,661	53,997	67,657	6,665	2001	01/01(4)	3-30
Treehouse	164	Santa Ana, CA	7,825	2,626	10,485	1,440	2,843	11,708	14,551	2,706	1970	11/01	3-30
Boulevard (Treetops)	172	Fremont, CA	9,800	3,520	8,182	7,717	3,580	15,839	19,419	4,925	1978	01/96	3-30
Valley Park	160	Fountain Valley, CA	9,913	3,361	13,420	3,001	3,761	16,021	19,782	3,458	1969	11/01	3-30
Villa Angelina	256	Placentia, CA	13,405	4,498	17,962	2,860	4,962	20,359	25,320	4,282	1970	11/01	3-30
Vista Belvedere	76	Tiburon, CA	11,297	5,573	11,901	1,973	5,573	13,874	19,447	1,520	1963	08/04	3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	3,762	1,296	8,731	10,027	3,615	1986	11/95	3-30
Wharfside Pointe	142	Seattle, WA	7,827	2,245	7,020	4,180	2,256	11,189	13,445	4,645	1990	06/94	3-30
			1,325,057	408,608	1,283,091	342,554	432,055	1,602,745	2,034,800	391,640			(Continued)

  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

				Initial cost		Costs capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Unencumbered apartment communities
Alpine Country	108	Alpine, CA		1,741	6,914	456	1,746	7,364	9,111	1,335	1986	12/02	3-30
Avondale at Warner Center	446	Woodland Hills, CA		10,536	24,522	14,962	10,601	39,419	50,020	12,858	1970	01/97	3-30
Belmont Terrace	71	Belmont, CA		4,446	10,290	647	4,474	10,909	15,383	433	1974	10/06	3-30
Bridle Trails	108	Kirkland, WA		1,500	5,930	4,982	1,531	10,881	12,412	3,182	1986	10/97	3-30
Bunker Hill	456	Los Angeles, CA		11,498	27,871	3,350	11,639	31,080	42,719	11,324	1968	03/98	3-30
Cambridge	40	Chula Vista, CA		497	1,973	214	498	2,186	2,684	387	1965	12/02	3-30
Canyon Oaks	250	San Ramon, CA		19,088	44,473	119	19,088	44,591	63,680	934	2005	05/07	3-30
Carlton Heights	70	Santee, CA		1,099	4,368	318	1,103	4,682	5,785	855	1979	12/02	3-30
CBC Apartments	148	Goleta, CA		6,283	24,000	96	6,288	24,091	30,379	1,587	1962	01/06	3-30
Cedar Terrace	180	Bellevue, WA		5,543	16,442	2,077	5,652	18,410	24,062	1,857	1984	01/05	3-30
Chimney Sweep Apartments	91	Goleta, CA		5,558	21,320	1,561	5,618	22,820	28,439	1,670	1967	01/06	3-30
Country Villas	180	Oceanside, CA		4,174	16,583	2,180	4,187	18,750	22,937	3,404	1976	12/02	3-30
Monterra del Sol (Euclid)	85	Pasadena, CA		2,202	4,794	4,364	2,824	8,536	11,360	2,274	1972	04/99	3-30
Fairways(6)	74	Newport Beach, CA		-	7,850	2,876	9	10,717	10,726	3,877	1972	06/99	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA		5,875	13,992	3,435	5,964	17,339	23,302	6,957	1985	02/97	3-30
Grand Regency	60	Escondido, CA		881	3,498	217	883	3,713	4,596	669	1967	12/02	3-30
Hampton Park	83	Glendale, CA		2,407	5,672	1,563	2,426	7,216	9,642	2,055	1974	06/99	3-30
Hampton Place	132	Glendale, CA		4,288	11,081	2,323	4,307	13,385	17,692	3,817	1970	06/99	3-30
Hillsdale Garden Apartments	697	Hillsdale Garden, CA		22,000	94,681	1,976	22,325	97,184	119,509	3,971	1948	09/06(6)	3-30
Hope Ranch Collection	108	Santa Barbara, CA		16,877	4,078	122	4,208	16,869	21,077	384	1965	03/07	3-30
Linden Square	183	Seattle, WA		4,374	11,588	931	4,202	12,691	16,893	3,464	1994	06/00	3-30
Pinehurst	118	Ventura, CA		1,570	3,912	3,962	1,618	7,826	9,444	2,546	1971	06/97	3-30
Magnonlia Lane(7)	32	Sunnyvale, CA		-	5,430	8	3	5,434	5,438	98	2001	06/07	3-30
Maple Leaf	48	Seattle, WA		805	3,283	749	828	4,010	4,837	1,376	1986	10/97	3-30
Marbella, The	60	Los Angeles, CA		2,826	11,269	147	2,871	11,371	14,242	865	1991	09/05	3-30
Marina City Club(8)	101	Marina Del Rey, CA		-	28,167	2,669	-	30,836	30,836	4,070	1971	01/04	3-30
Marina Cove(9)	292	Santa Clara, CA		5,320	16,431	4,136	5,324	20,563	25,887	10,377	1974	06/94	3-30
Meadowood	320	Simi Valley, CA		7,852	18,592	3,829	7,898	22,375	30,273	9,088	1986	11/96	3-30
Mesa Village	133	Clairemont, CA		1,888	7,498	494	1,894	7,986	9,880	1,382	1963	12/02	3-30
Mill Creek at Windermere	400	San Ramon, CA		29,551	70,430	37	29,551	69,070	98,620	671	1974	09/07	3-30
Mirabella	188	Marina Del Rey, CA		6,180	26,673	10,264	6,270	36,847	43,117	7,557	2000	05/00	3-30
Monterra del Mar (Windsor Terrace)	123	Pasadena, CA		2,188	5,263	3,951	2,735	8,666	11,402	3,016	1972	09/97	3-30
Mountain View	106	Camarillo, CA		3,167	11,106	667	3,117	11,823	14,940	1,581	1980	01/04	3-30
Park Hill at Issaquah	245	Issaquah, CA		7,284	21,937	810	7,284	22,747	30,031	2,530	1999	02/99(10)	3-30
Pinehurst	28	Ventura, CA		355	1,356	269	6	1,975	1,980	252	1973	12/04	3-30
Salmon Run at Perry Creek	132	Bothell, WA		3,717	11,483	501	3,801	11,900	15,701	2,877	2000	10/00	3-30
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,386	2,820	12,548	15,368	2,373	1983	12/02	3-30
Spring Lake	69	Seattle, WA		838	3,399	359	859	3,737	4,596	1,441	1986	10/97	3-30
St. Cloud	302	Houston, TX		2,140	7,782	247	2,146	8,022	10,169	1,915	1968	12/02	3-30
													(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

				Initial cost		Costs capitalized	Gross amount carried at close of period
Property	Units	Location	Encumbrance	Land	Buildings and improvements	subsequent to acquisition	Land and improvements	Buildings and improvements	Total(1)	Accumulated depreciation	Date of construction	Date acquired	Lives (years)
Unencumbered apartment communities (continued)
The Laurels	164	Mill Creek, WA		1,559	6,430	1,916	1,595	8,309	9,905	3,435	1981	12/96	3-30
Tierra del Sol/Norte	156	El Cajon, CA		2,455	9,753	654	2,463	10,399	12,862	1,881	1969	12/02	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	1,548	3,890	9,936	13,826	4,011	1985	10/97	3-30
Tuscana	30	Tracy, CA		2,828	6,599	153	2,870	6,710	9,580	140	2007	02/07	3-30
Vista Capri - North	106	San Diego, CA		1,663	6,609	489	1,668	7,093	8,761	1,192	1975	12/02	3-30
Wilshire Promenade	149	Fullerton, CA		3,118	7,385	5,215	3,797	11,921	15,718	4,572	1992	01/97	3-30
Woodlawn Colonial	159	Chula Vista, CA		2,344	9,311	943	2,351	10,248	12,598	1,923	1974	12/02	3-30
Woodside Village	145	Ventura, CA		5,331	21,036	1,145	5,342	22,170	27,512	2,221	1987	12/04	3-30
	24,393		1,325,057	640,904	1,985,955	437,870	654,629	2,410,099	3,064,729	532,323

				Initial cost		Costs capitalized	Gross amount carried at close of period
Property	Units	Location	Encumbrance	Land	Buildings and b improvements	subsequent to acquisition	Land and improvements	Buildings and improvements	Total(1)	Accumulated depreciation	Date of construction	Date acquired	Lives (years)
Other real estate assets
Office Buildings
925 East Meadow		Palo Alto, CA	-	1,401	3,172	1,105	1,857	3,822	5,678	2,211	1988	11/97	3-30
935 East Meadow(11)		Palo Alto, CA	-	1,290	3,078	0	1,290	3,078	4,368	-	1962	12/07	3-30
17461 Derian		Irvine, CA	-	3,079	12,315	5,220	3,105	17,509	20,614	4,527	1983	07/00	3-30
22120 Clarendon		Woodland Hills, CA	-	903	3,600	1,205	1,014	4,694	5,708	1,538	1982	03/01	3-30

Recreational vehicle parks
Circle RV		El Cajon, CA	-	2,375	2,347	140	2,505	2,357	4,862	400	1977	12/02	3-30
Vacationer		El Cajon, CA	-	1,975	1,951	138	2,100	1,964	4,064	338	1973	12/02	3-30
Manufactured housing communities
Green Valley		Vista, CA	6,216	3,750	3,710	275	3,993	3,742	7,735	650	1973	12/02	3-30

Total apartment communities and other real estate assets			$1,331,273	$655,677	$2,016,128	$445,954	$670,494	$2,447,265	$3,117,759	$541,987			(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

				Initial cost		Costs capitalized	Gross amount carried at close of period
Property	Units	Location	Encumbrance	Land	Buildings and improvements	subsequent to acquisition	Land and improvements	Buildings and improvements	Total(1)	Accumulated depreciation	Date of construction	Date acquired	Lives (years)
Other real estate assets (continued)
Development Projects(12)
Belmont Station	275	Los Angeles, CA	$19,450	$8,100	$-	$47,378	$55,478	$-	$55,478	$-	-	12/04	-
The Grand	238	Oakland, CA	-	4,838	-	37,211	42,049	-	42,049	-	-	08/05	-
Fourth Street	171	Berkeley, CA	-	8,772		4,601	13,373	-	13,373	-	-	12/07	-

Predevelopment Projects(13)	1,658	various	12,150	87,845	-	9,248	97,093	-	97,093	-	-		-
Land held for future development	434	various	-	-	-	25,452	25,452	-	25,452	-	-		-

Consolidated Development Pipeline	2,776		$31,600	$109,555	$-	$123,890	$233,445	$-	$233,445	$-

(1) The aggregate cost for federal income tax purposes is approximately $2,379,000,000 (unaudited).
(2) Phase I was built in 1969 and Phase II was built in 1977.
(3) The Company's initial ownership was 85%, and the remaining 15% interest was acquired in 2007.
(4) The Company's initial ownership was 20%, and the remaining 80% interest was acquired in 2004.
(5) The land is leased pursuant to a ground lease expiring 2027.
(6)  The land was subject to a ground lease that would have expired in 2047.  In the second quarter of 2007, the Company entered into a joint venture with a third-party, and the Company contributed the improvements for an 81.5% interest and the joint venture partner contributed to the land for an 18.5% interest in the partnership.

(7) The land is leased pursuant to a ground lease expiring 2070.
(8) The land is leased pursuant to a ground lease expiring 2067.
(9) A portion of land is leased pursuant to a ground lease expiring in 2028.
(10) The Company's initial ownership was 45%, and the remaining 55% interest was acquired in 2004.
(11) The office building is currently under renovation through approximately the third quarter of 2008.
(12) All construction costs are reflected as real estate under development in the Company's consolidated balance sheets until the project reaches stabilization.
(13) The 535 - 575 River Oaks and 6230 Sunset Blvd. commercial buildings are accounted as part of predevelopment projects for the year ended December 31, 2007.

A summary of activity for rental properties and accumulated depreciation is as follows:

	2007	2006	2005		2007	2006	2005
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$2,669,187	$2,431,629	$2,371,194	Balance at beginning of year	$465,015	$389,040	$329,652
Improvements	105,673	40,885	24,000	Depreciation expense - Acquisitions	4,838	2,314	1,406
Acquisition of real estate	397,605	202,459	90,065	Depreciation expense - Development	5,540	-	-
Development of real estate	-	-	20,460	Depreciation expense - Discontinued operations	1,820	4,941	5,777
Disposition of real estate	(54,706)	(5,786)	(22,473)	Depreciation and amortization expense - Rental properties	83,274	73,241	66,909
Real estate investment held for sale	-	-	(51,617)	Dispositions	(18,500)	(2,362)	(4,768)
Balance at the end of year	$3,117,759	$2,669,187	$2,431,629	Real estate investment held for sale	-	(2,159)	(9,436)
				Balance at the end of year	$541,987	$465,015	$389,540

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: February 28, 2008

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

Signature	Title	Date
/S/ KEITH R. GUERICKE Keith R. Guericke	Chief Executive Officer and President, Director, and Vice Chairman of the Board (Principal Executive Officer)	February 28, 2008
/S/ MICHAEL T. DANCE Michael T. Dance	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008
/S/ MICHAEL J. SCHALL Michael J. Schall	Senior Executive Vice President, Director, and Chief Operating Officer	February 28, 2008
/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 28, 2008
/S/ WILLIAM A. MILLICHAP William A. Millichap	Director	February 28, 2008
/S/ DAVID W. BRADY David W. Brady	Director	February 28, 2008

S-1

Signature	Title	Date
/S/ ROBERT E. LARSON Robert E. Larson	Director	February 28, 2008
/S/ GARY P. MARTIN Gary P. Martin	Director	February 28, 2008
/S/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	February 28, 2008
/S/ THOMAS E. RANDLETT Thomas E. Randlett	Director	February 28, 2008
/S/ WILLARD H. SMITH, JR. Willard H. Smith, Jr.	Director	February 28, 2008

S-2

EXHIBIT INDEX
Exhibit No.	Document	Note
3.1	Articles of Amendment and Restatement of Essex dated June 22, 1995, attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.	--
3.2	Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
3.3	First Amendment to Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.	--
3.4	Certificate of Correction to Exhibit 3.2 dated December 20, 1996; attached as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.	--
3.5	Amended and Restated Bylaws of Essex Property Trust, Inc., with amendments thereto, dated December 17, 1996 and December 4, 2007.	--
3.6	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	--
3.7	Articles Supplementary reclassifying 500,000 shares of Common Stock as 500,000 shares of 9 1/8% Series C Cumulative Redeemable Preferred Stock, filed with the State of Maryland on November 25, 1998, attached as Exhibit 3.8 to the Company’s Current Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
3.8	Certificate of Correction to Exhibit 3.2 dated February 12, 1999, attached as Exhibit 3.9 to the Company’s Current Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
3.9	Articles Supplementary reclassifying 6,617,822 shares of Common Stock as 6,617,822 shares of Series A Junior Participating Preferred Stock, filed with the State of Maryland on November 13, 1998, attached as Exhibit 4.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
3.10	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	--
3.11	Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred Stock, filed with the State of Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	--
3.12	Certificate of Correction to Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	--
3.13	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc. dated February 14, 2000, attached as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	--
3.14	Articles Supplementary relating to the 7.8125% Series F Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, dated September 19, 2003, and incorporated herein by reference.	--

3.15	Articles Supplementary reclassifying 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004, attached as Exhibit 3.16 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
3.16	Articles Supplementary reclassifying 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004, attached as Exhibit 3.16 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
3.17	Articles Supplementary of Essex Property Trust, Inc. reclassifying 5,980,000 shares of Common Stock as 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, Filed July 27, 2006, and incorporated herein by reference.	--
4.1	Rights Agreement, dated as of November 11, 1998, between Essex Property Trust, Inc., and BankBoston, N.A., as Rights Agent, including all exhibits thereto, attached as Exhibit 1 to the Company’s Registration Statement filed on Form 8-A dated November 12, 1998, and incorporated herein by reference.	--
4.2	Amendment to Rights Agreement, dated as of December 13, 2000, attached as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.	--
4.3	Amendment to Rights Agreement, dated as of February 28, 2002, attached as Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	--
4.4	Form of 4.875% Series G Cumulative Convertible Preferred Stock Certificate, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 27, 2006, and incorporated herein by reference.	--
10.1	Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and restated), attached as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.*	--
10.2	First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.	--
10.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated February 6, 1998, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	--
10.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated April 20, 1998, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 23, 1998, and incorporated herein by reference.	--
10.5	Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated November 24, 1998, attached as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
10.6	Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated July 28, 1999, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	--
10.7	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated September 3, 1999, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	--
10.8	Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan, attached as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*	--
10.9	Form of Indemnification Agreement between Essex and its directors and officers, attached as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--

10.10	First Amendment to Investor Rights Agreement dated July 1, 1996 by and between George M. Marcus and The Marcus & Millichap Company, attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 16, 1996, and incorporated herein by reference.	--
10.11	Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 28, 2001, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.*	--
10.12	Executive Severance Plan attached as Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.*	--
10.13	Agreement between Essex Property Trust, Inc. and George M. Marcus dated March 27, 2003 attached as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.	--
10.14	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 26, 2003, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.*	--
10.15	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of September 23, 2003, attached as Exhibit 10.2 to the Company’s 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.	--
10.16	Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004, attached as Exhibit 10.36 to the Company’s 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
10.17	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004, attached as Exhibit 10.37 to the Company’s 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
10.18	Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of March 29, 2004, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference. *	--
10.19	Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference. *	--
10.20	Indenture, dated October 28, 2005, by and among Essex Property Trust, Inc., as Guarantor, Essex Portfolio, L.P., as the Issuer, and Wells Fargo Bank, N.A., attached as Exhibit 10.1 to the Company’s current report on Form 8-K, filed November 2, 2005, and incorporated herein by reference.	--
10.21	Fourth Amended and Restated Revolving Credit Agreement, dated as of March 24, 2006, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2006, and incorporated herein by reference.	--
10.22	Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of July 26, 2006, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2006, and incorporated herein by reference.	--
10.23	Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of October 26, 2006, attached as Exhibit 10.2 to the Company’s Current Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.	--
10.24	Supplemental Indenture, dated November 1, 2006, to the Indenture, dated October 28, 2005, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and Wells Fargo Bank, N.A.	--

10.25	First Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of September 28, 2007, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.	--
10.26
Agreement to Restructure Partnership Between Western-Mountain View II Investors, a California Limited Partnership and Essex Portfolio, L.P., a California Limited Partnership and Essex Property Trust, Inc., a Maryland Corporation and Essex Management Corporation, a California Corporation and General Partners of the Partnership, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.  (The related agreement to restructure the Western-San Jose IV Investors Limited Partnership, a California Limited Partnership, has basically the same terms as the exhibit and is not being filed, but will be furnished to the SEC upon request.)
--
10.27	Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 26, 2007, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 28, 2007, and incorporated herein by reference.*	--
10.28	Form of Awards Agreement under the Essex Property Trust, Inc. 2007 Outperformance Plan, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 28, 2007, and incorporated herein by reference.*	--
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	--
14.1	Code of Business Conduct and Ethics	--

21.1	List of Subsidiaries of Essex Property Trust, Inc.	--
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	--
24.1	Power of Attorney (see signature page)	--
31.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	--
31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	--
32.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	--
32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	--

* Management contract or compensatory plan or arrangement.