Form 10-Q
period 2008-03-31
ESSEX PROPERTY TRUST INC
filed 2008-05-08
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No  ☒

 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

25,526,808 shares of Common Stock as of May 6, 2008

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.  Additionally, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
Assets
Real estate:
Rental properties:
Land and land improvements	$670,494	$670,494
Buildings and improvements	2,468,318	2,447,265

	3,138,812	3,117,759
Less accumulated depreciation	(567,820)	(541,987)

	2,570,992	2,575,772
Real estate under development	258,651	233,445
Co-investments	63,700	64,191

	2,893,343	2,873,408
Cash and cash equivalents-unrestricted	10,357	9,956
Cash and cash equivalents-restricted	12,214	12,527
Marketable securities	4,045	2,017
Receivables from related parties	885	904
Notes and other receivables	47,350	49,632
Prepaid expenses and other assets	21,757	20,286
Deferred charges, net	11,325	11,593

Total assets	$3,001,276	$2,980,323

Liabilities and Stockholders' Equity
Mortgage notes payable	$1,312,300	$1,262,873
Exchangeable bonds	225,000	225,000
Lines of credit	148,183	169,818
Accounts payable and accrued liabilities	66,408	52,783
Construction payable	20,308	5,365
Dividends payable	30,880	28,521
Other liabilities	15,945	17,773

Total liabilities	1,819,024	1,762,133
Commitments and contingencies
Minority interests	278,365	281,960
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,980,000 issued and outstanding	145,912	145,912
Stockholders' equity:
Common stock, $.0001 par value, 649,702,178 shares authorized 24,746,541 and 24,876,737 shares issued and outstanding	2	2
Cumulative redeemable preferred stock; $.0001 par value: 7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares authorized and no shares issued and outstanding	-	-
Additional paid-in capital	844,250	857,109
Distributions in excess of accumulated earnings	(92,345)	(82,805)
Accumulated other comprehensive (loss) income	(18,932)	(8,988)

Total stockholders' equity	757,975	790,318

Total liabilities and stockholders' equity	$3,001,276	$2,980,323

See accompanying notes to the unaudited consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental and other property	$101,477	$89,666
Management and other fees from affiliates	1,227	1,040
	102,704	90,706
Expenses:
Property operating, excluding real estate taxes	24,564	22,068
Real estate taxes	8,417	7,526
Depreciation and amortization	27,734	21,156
Interest	20,183	18,266
Amortization of deferred financing costs	722	677
General and administrative	6,625	6,096
	88,245	75,789

Earnings from operations	14,459	14,917

Interest and other income	2,768	2,182
Equity income in co-investments	6,630	1,982
Minority interests	(5,843)	(5,307)
Income before discontinued operations	18,014	13,774
Income from discontinued operations (net of minority interests)	-	23,772
Net income	18,014	37,546
Dividends to preferred stockholders	(2,310)	(2,243)
Net income available to common stockholders	$15,704	$35,303

Per common share data:
Basic:
Income before discontinued operations available to common stockholders	$0.63	$0.49
Income from discontinued operations	-	1.02
Net income available to common stockholders	$0.63	$1.51
Weighted average number of common shares outstanding during the period	24,747,925	23,432,419

Diluted:
Income before discontinued operations available to
common stockholders	$0.63	$0.48
Income from discontinued operations	-	0.98
Net income available to common stockholders	$0.63	$1.46
Weighted average number of common shares outstanding during the period	24,877,626	24,214,984

Dividend per common share	$1.02	$0.93

See accompanying notes to the unaudited consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and
Comprehensive Income for the three months ended March 31, 2008
(Unaudited)
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series F				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Total
Balances at December 31, 2007	1,000	$25,000	24,877	$2	$857,109	$(82,805)	$(8,988)	$790,318
Comprehensive income:
Net income	-	-	-	-	-	18,014	-	18,014
Change in fair value of cash flow hedges and amortization of gain on settlement of swap	-	-	-	-	-	-	(9,944)	(9,944)
Comprehensive income								8,070
Issuance of common stock under:
Stock-based compensation plans	-	-	13	-	864	-	-	864
Retirement of common stock	-	-	(143)	-	(13,723)	-	-	(13,723)
Dividends declared	-	-	-	-	-	(27,554)	-	(27,554)
Balances at March 31, 2008	1,000	$25,000	24,747	$2	$844,250	$(92,345)	$(18,932)	$757,975

See accompanying notes to the unaudited consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Net cash provided by operating activities	$47,235	$59,931

Cash flows used in investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(1,720)	(63,729)
Capital expenditures and redevelopment	(19,333)	(9,547)
Additions to real estate under development	(10,245)	(63,902)
Dispositions of real estate and investments	-	121,369
Changes in restricted cash and refundable deposits	245	5,347
Purchases of marketable securities	(5,818)	(5,784)
Sales and maturities of marketable securities	3,790	-
Advances under notes and other receivables	(784)	(9,410)
Collections of notes nother receivables	634	669
Contributions to co-investments	(285)	(15,072)
Distributions from co-investments	7,500	14,421
Net cash used in investing activities	(26,016)	(25,638)

Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	154,834	159,140
Repayment of mortgage and other notes payable and lines of credit	(127,053)	(94,554)
Additions to deferred charges	(446)	(289)
Net proceeds from stock options exercised	651	1,185
Redemption of common stock	(13,723)	-
Distributions to minority interest partners	(5,882)	(65,486)
Redemption of minority interest limited partnership units	(3,728)	(7,192)
Common and preferred stock dividends paid	(25,471)	(21,721)
Net cash used in financing activities	(20,818)	(28,917)

Net increase in cash and cash equivalents	401	5,376
Cash and cash equivalents at beginning of period	9,956	9,662
Cash and cash equivalents at end of period	$10,357	$15,038

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $2,370 and $1,972 capitalized in 2008 and 2007, respectively	$15,879	$13,961
Supplemental disclosure of non-cash investing and financing activities:
Change in value of cash flow hedges and amortization of swap settlement	$(9,944)	$2,541

Change in construction payable	$14,943	$1,427

See accompanying notes to the unaudited consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

(1)  Organization and Basis of Presentation

The unaudited consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature, except as otherwise noted.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The unaudited consolidated financial statements for the three months ended March 31, 2008 and 2007 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company).  See below for a description of entities consolidated by the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 90.8% general partnership interest as of March 31, 2008 and a 90.9% general partnership interest as of December 31, 2007.

As of March 31, 2008, the Company owned or had ownership interests in 133 apartment communities, (aggregating 26,963 units), six office buildings (totaling approximately 478,040 square feet), two recreational vehicle parks (totaling 338 spaces), and one manufactured housing community (containing 157 sites) (collectively, the “Properties”). The Properties are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), the Seattle metropolitan area, and other region (Houston, Texas).

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilizes leverage equal to approximately 65% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of March 31, 2008, owned 11 apartment communities and three development projects.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Marketable Securities

Marketable securities consist primarily of U.S. treasury or agency securities with original maturities of more than three months when purchased.  The Company has classified these debt securities as held-to-maturity securities, and the Company reports the securities at amortized cost.  Realized gains and losses and interest income are included in interest and other income on the consolidated statement of operations.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates 19 DownREIT limited partnerships (comprising twelve properties), an office building that is subject to loans made by the Company, and prior to the sale of the property during 2007, the buildings and improvements that were owned by a third-party subject to a ground lease on land that was owned by the Company.  The Company consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The consolidated total assets and liabilities related to these variable interest entities (“VIEs”), net of intercompany eliminations, were approximately $222.2 million and $181.3 million, respectively, as of March 31, 2008 and $222.7 million and $163.9 million , respectively, as of December 31, 2007.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2007, the Company had two VIE’s of which it was not deemed to be the primary beneficiary.  Total assets and liabilities of these entities were $71.7 million and $58.3 million, as of December 31, 2007.

Index

As of March 31, 2008, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

Stock-Based Compensation

The Company accounts for share based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 14, “Stock-Based Compensation Plans,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007) are being amortized over the expected service periods.

Stock-based compensation expense for options and restricted stock totaled $0.2 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.  The intrinsic value of the stock options exercised during the three months ended March 31, 2008 and 2007 totaled $0.6 million and $2.6 million, respectively.  As of March 31, 2008, the intrinsic value of the stock options outstanding and fully vested totaled $15.9 million and $13.1 million, respectively.  As of March 31, 2008, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $3.0 million.  The cost is expected to be recognized over a weighted-average period of 3 to 5 years for the stock option plans and 7 years for the restricted stock awards.

Stock-based compensation expense for Z and Z-1 Units (collectively, “Z Units”) totaled $0.4 million for the three months ended March 31, 2008 and 2007, respectively.  Stock-based compensation capitalized for stock options, restricted stock awards, and the Z Units totaled $0.2 million for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008 the intrinsic value of the Z Units subject to conversion totaled $18.6 million.  As of March 31, 2008, total unrecognized compensation cost related to Z Units subject to conversion in the future granted under the Z Units totaled $6.6 million.  The unamortized cost is expected to be recognized over the next 3 to 11 years subject to the achievement of the stated performance criteria.

Stock-based compensation expense for the Outperformance Plan, (the “OPP”) adopted in December 2007 totaled approximately $0.3 million for three months ended March 31, 2008.   Total unrecognized compensation cost less an estimate for forfeitures related to the OPP totaled $5.0 million as of March 31, 2008.  The unamortized cost is expected to be recognized over the expected service period of five years for senior officers and three years for non-employee directors.

The Company’s stock-based compensation policies have not changed materially from information reported in Note 2(l), “Stock-Based Compensation,” and Note 14, “Stock-Based Compensation Plans,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 provides guidance for using fair value to measure assets and liabilities.  This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  FAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement is effective in fiscal years beginning after November 15, 2007.  The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”).  FAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  The Company elected not to measure any eligible financial assets and liabilities at fair value upon the adoption of this standard on January 1, 2008.

Index

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”).  FAS141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;  recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management is currently evaluating the impact FAS 141(R) will have on the Company’s accounting for future business combinations.

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

(2)  Significant Transactions

(a)  Co-investments

In January 2008, the Company received $7.5 million from a related party and recognized $6.3 million of preferred income which is included in equity income from co-investments from the repayment of its investment in Waterstone at Fremont Apartments, located in Fremont, California.

(b) Debt and Financing Activities

In January 2008, the Company obtained a mortgage loan in the amount of $49.9 million secured by Mirabella, a community located in Marina Del Rey, California.  The loan has a fixed interest rate of 5.21%, which matures in January 2018.

In January 2008, the Company paid-off two mortgage loans aggregating $12.1 million secured by The Bluffs II, a community located in San Diego, California.  The loans for $7.3 million and $4.8 million had fixed interest rates of 7.49% and 6.89%, respectively.

In March 2008, the Company refinanced two mortgage loans aggregating $9.3 million with a combined weighted average interest rate of 7.0% secured by Brentwood, a community located in Santa Ana, California, into a $20.6 million loan with a fixed interest rate of 5.47%, which matures in March 2018.

During April 2008, the Company obtained a mortgage loan secured by Park Hill at Issaquah, a community located in Issaquah, Washington, in the amount of $31.5 million, with a fixed interest rate of 5.55%, which matures in April 2018.  In conjunction with this transaction the Company settled a $30 million forward-starting swap for a $1.7 million payment to the counterparty.  The amortization of the settlement of the swap increases the effective interest rate on the mortgage loan to 6.1%.

(d) Equity

During January 2008, the Company under its stock repurchase program repurchased and retired 143,400 shares of its common stock for approximately $13.7 million, at an average stock price of $95.64 per share.

Index

(3)  Co-investments

The Company has joint venture investments in a number of co-investments, which are accounted for under the equity method.  The joint ventures own and operate apartment communities.  The following table details the Company's investments (dollars in thousands):

	March 31,	December 31,
	2008	2007

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$58,732	$58,419
Preferred limited partnership interest in Mountain Vista Apartments, LLC (A)	-	1,182
Development joint venture	4,468	4,090
	63,200	63,691
Investments accounted for under the cost method of accounting:
Series A Preferred Stock interest in Multifamily Technology Solutions, Inc.	500	500
Total co-investments	$63,700	$64,191

(A)	The investment was held in an entity that included an affiliate of The Marcus & Millichap Company (“TMMC”), and is the general partner. TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	March 31,	December 31,
	2008	2007
Balance sheets:
Real estate and real estate under development	$569,577	$614,266
Other assets	6,509	16,184

Total assets	$576,086	$630,450

Mortgage notes payable	$290,460	$322,615
Other liabilities	12,323	24,014
Partners' equity	273,302	283,821

Total liabilities and partners' equity	$576,086	$630,450

Company's share of equity	$63,200	$63,691

	Three Months Ended
	March 31,
	2008	2007
Statements of operations:
Property revenues	$10,997	$12,172
Operating expenses	(4,187)	(4,934)
Interest expense	(2,706)	(4,018)
Depreciation and amortization	(3,025)	(3,472)

Total net income	$1,079	$(252)

Company's share of operating net income (loss)	312	(64)
Company's preferred interest/gain - Mt. Vista	6,318	2,046
Company's share of net income	$6,630	$1,982

Index

Through March 31, 2008, the Company has made contributions to a joint venture totaling $4.5 million related to a development project located in Southern California, which was still in the predevelopment stage as of March 31, 2008.

In January 2008, the Company received $7.5 million and recognized $6.3 million of preferred income which is included in equity income in co-investments from the repayment of its investment in Mountain Vista Apartments, LLC.

(4)  Receivables from Related Parties

Other related party receivables consist primarily of accrued management fees from Fund II totaling $0.8 million and $0.5 million as of March 31, 2008 and December 31, 2007, respectively.

(5)  Notes and Other Receivables

Notes receivables secured by real estate, and other receivables consist of the following as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007

Note receivable, secured, bearing interest at 12%, due June 2008	$-	$2,193
Note receivable, secured, bearing interest at LIBOR + 4.65%, due June 2008	5,559	5,448
Note receivable, secured, bearing interest at LIBOR + 3.38%, due February 2009	12,118	10,999
Note receivable, secured, bearing interest at LIBOR + 2.95%, due April 2009	14,000	14,010
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,332	7,346
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,189	7,128
Other receivables	1,152	2,508
	$47,350	$49,632

As of March 31, 2008, the Company originated five notes receivables totaling $46.2 million which are mezzanine or bridge loans.  The borrowers under each note receivable have the right to extend the maturity date if certain criteria are met specific to each agreement.  During August 2006, the Company originated a loan with the owners of a 26-unit apartment community in Sherman Oaks, California. The proceeds from the loan financed the conversion of the units to condominiums for sale.  Effective July 1, 2007, the Company had ceased accruing interest on the note, due to the velocity of sales, pricing, and status of the interest reserve.  During the fourth quarter of 2007, the Company recorded an allowance for loan loss in the amount of $0.5 million on this impaired note receivable, which is approximately equal to accrued and unpaid interest recorded from inception of the note through June 30, 2007.  The Company believes that the current loan balance of $5.6 million is collectible through the future sales of 17 unsold condominium units.

(6)  Related Party Transactions

Management and other fees from affiliates includes property management, asset management, development and redevelopment fees from related parties of $1.2 million and $1.0 million for the quarter ended March 31, 2008 and 2007, respectively.  The Company’s Chairman, George Marcus, is also the Chairman of TMMC, which is a real estate brokerage firm. During the quarter ended March 31, 2008 and 2007, the Company paid brokerage commissions totaling $0 and $1.25 million, respectively on the purchase and sale of real estate.

In January 2008, the Company received $7.5 million from an investment held in an affiliate of TMMC and recognized $6.3 million of preferred income which is included in equity income from co-investments from the repayment of its investment.

(7)  Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and Seattle Metro. Excluded from segment revenues are properties outside of these regions including property in Houston, Texas, management and other fees from affiliates, and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.

Index

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Southern California	$54,746	$51,747
Northern California	28,629	21,790
Seattle Metro	16,929	14,989
Other Regions	1,173	1,140
Total property revenues	$101,477	$89,666

Net operating income:
Southern California	$37,498	$35,889
Northern California	19,098	14,640
Seattle Metro	11,412	9,940
Other Regions	488	(397)
Total net operating income	68,496	60,072

Depreciation and amortization	(27,734)	(21,156)
Interest expense	(20,183)	(18,266)
Amortization of deferred financing costs	(722)	(677)
General and administrative	(6,625)	(6,096)
Management and other fees from affiliates	1,227	1,040
Interest and other income	2,768	2,182
Equity income (loss) in co-investments	6,630	1,982
Minority interests	(5,843)	(5,307)

Income before discontinued operations	$18,014	$13,774

	March 31,	December 31,
	2008	2007
Assets:
Southern California	$1,318,449	$1,354,818
Northern California	833,480	829,879
Seattle Metro	353,074	353,737
Other Regions	65,989	37,338
Net rental properties	2,570,992	2,575,772

Real estate under development	258,651	233,445
Co-investments	63,700	64,191
Notes and other receivables	47,350	49,632
Other non-segment assets	60,583	57,283
Total assets	$3,001,276	$2,980,323

Index

(8)  Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:

Income from continuing operations available to common stockholders	$15,704	24,748	$0.63	$11,531	23,432	$0.49
Income from discontinued operations	-	24,748	-	23,772	23,432	1.02
	15,704		$0.63	35,303		$1.51

Effect of Dilutive Securities (1)	-	130		-	783

Diluted:

Income from continuing operations available to common stockholders	15,704	24,878	$0.63	11,531	24,215	$0.48
Income from discontinued operations	-	24,878	-	23,772	24,215	0.98
	$15,704		$0.63	$35,303		$1.46

(1)
Weighted convertible limited partnership units of 2,271,295 and 2,307,247, respectively, and Series Z incentive units of 249,684 and 212,886, respectively, for the three months ended March 31, 2008 and 2007, were not included in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

On or after November 1, 2020, the holders of the $225 million exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at Essex’s option, a portion of the notes may be exchanged for Essex common stock; the current exchange rate is $103.25 per share of Essex common stock.  The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  During the three months ended March 31, 2008 the weighted average common stock price did not exceed the $103.25 strike price and therefore common stock issuable upon exchange of the exchangeable notes was not included in the diluted share count.  The average price exceeded the strike price during the three months ended March 31, 2007, and therefore the common stock issuable on exchange was included in the diluted share count.  The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 160,252 and 0 for the three months ended March 31, 2008 and 2007, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three months ended and, therefore, were anti-dilutive.

The 5,980,000 shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the three months ended March 31, 2008 as the effect was anti-dilutive.

(9)  Derivative Instruments and Hedging Activities

As discussed in Note 1, the Company adopted FAS 157 as of January 1, 2008.  The Company values forward-starting interest rate swaps at fair value, and based on the fair value hierarchy of valuation techniques, the Company has elected to use fair values determined by Level 2.  Level 2 valuation methodology is determined based on inputs other than quoted prices in active markets for identical assets or liabilities the Company has the ability to access as included in Level 1 valuation methodology that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quote intervals.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  As of March 31, 2008, forward-starting interest rates swaps are the only assets and liabilities that the Company measured at fair value based on the FAS 157 fair valuation methodology.

As of March 31, 2008 the Company had entered into nine forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2008 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with the refinancing of debt that matures between May 2008 and October 2011.  The fair value of the derivatives decreased $10.0 million during the three months ended March 31, 2008 to a liability value of $20.2 million as of March 31, 2008, and the derivative liability was recorded in other liabilities in the Company’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended March 31, 2008 and 2007.

Index

During April 2008, the Company obtained a mortgage loan secured by Park Hill at Issaquah, a community located in Issaquah, Washington, in the amount of $31.5 million, with a fixed interest rate of 5.55%, which matures in April 2018.  In conjunction with this transaction the Company settled a $30 million forward-starting swap for a $1.7 million payment to the counterparty.  The amortization of the settlement of the swap increases the effective interest rate on the mortgage loan to 6.1%.

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

During the first quarter of 2007, the Company sold 13 condominium units at the Peregrine Point property. The Company recorded a gain of approximately $0.6 million net of taxes and expenses.  The Company started selling the units in the third quarter of 2006 and sold the final 2 units in July of 2007.  The Company has recorded the gain on sale of condominiums and operations for Peregrine Point apartments as part of discontinued operations in the accompanying consolidated statements of operations.

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

In December 2007, the Company sold four communities (875-units) in the Portland metropolitan area and, as a result, has classified the results of operations for these communities as discontinued operations for the three months ended March 31, 2007.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above.

	Three Months Ended
	March 31,
	2008	2007

Rental revenues	$-	$3,497
Interest and other income	-	290
Revenues	-	3,787
Property operating expenses	-	(1,416)
Interest expense	-	(417)
Depreciation and amortization	-	(571)
Minority interests	-	(58)
Expenses	-	(2,462)
Gain on sale of real estate	-	78,919
Promote interest and fees	-	10,290
Minority interests - OP units	-	(2,138)
Minority interests - City Heights	-	(64,624)
Net gain on sale of real estate	-	22,447

Income from discontinued operations	$-	$23,772

Index

(11)  Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 and our Current Report on Form 10-Q for the quarter ended March 31, 2008.

The Company is a fully integrated Real Estate Investment Trust (“REIT”), and its property revenues are generated primarily from apartment community operations.  Our investment strategy has two components:  constant monitoring of existing markets, and evaluation of new markets to identify areas with the characteristics that underlie rental growth.  Our strong financial condition supports our investment strategy by enhancing our ability to quickly shift our acquisition, development, and disposition activities to markets that will optimize the performance of the portfolio.

As of March 31, 2008, we had ownership interests in 133 apartment communities, comprising 26,963 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Ventura, Los Angeles, Santa Barbara, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)
Other Region (Houston, Texas)

As of March 31, 2008, we also had ownership interests in six office buildings (with approximately 478,340 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites).

As of March 31, 2008, our consolidated development pipeline, excluding development projects owned by Fund II, was comprised of five development projects, three predevelopment projects, and five land parcels held for future development aggregating 2,715 units, with total incurred costs of $258.7 million, and estimated remaining project costs of approximately $564.1 million for total estimated project costs of $822.8 million.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2008		As of March 31, 2007
	Apartment Homes	%	Apartment Homes	%
Southern California	12,725	52%	12,386	54%
Northern California	6,361	26%	5,523	24%
Seattle Metro	5,005	21%	4,905	21%
Other Region	302	1%	302	1%
Total	24,393	100%	23,116	100%

Co-investments including Fund II communities and communities sold in 2007 including City Heights and the four Portland metropolitan communities are not included in the table presented above for both periods presented.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Our average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Properties” (stabilized properties consolidated by the Company for the quarters ended March 31, 2008 and 2007) increased 40 basis points to 95.9% as of March 31, 2008 from 95.5% as of March 31, 2007.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

Index

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31,
	2008	2007
Southern California	95.1%	95.5%
Northern California	97.1%	95.3%
Seattle Metro	97.0%	95.7%
Other Region	91.3%	90.3%

The following table illustrates a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Properties.

		Three Months Ended
	Number of	March 31,		Dollar	Percentage
	Properties	2008	2007	Change	Change
Property Revenues (dollars in thousands)
Same-Properties:
Southern California	57	$47,272	$46,193	$1,079	2.3%
Northern California	18	19,245	17,221	2,024	11.8
Seattle Metro	23	15,185	13,848	1,337	9.7
Other Regions	1	494	492	2	0.4
Total Same-Property revenues	99	82,196	77,754	4,442	5.7
Non-Same Property Revenues (1)		19,281	11,912	7,369	61.9
Total property revenues		$101,477	$89,666	$11,811	13.2%

(1) Includes properties acquired after January 1, 2007, ten redevelopment communities, three office buildings and one development community.

Quarterly Same-Property Revenues increased by $4.4 million or 5.7% to $82.2 million in the first quarter of 2008 from $77.8 million in the first quarter of 2007.  The increase in the first quarter of 2008 was primarily attributable to an increase in scheduled rents in Northern California and the Seattle Metro area, and scheduled rents for the aggregate Quarterly Same-Properties increased $4.4 million or 5.6% compared to the first quarter of 2007.  Average rental rates for Quarterly Same-Property communities were $1,354 per unit in the first quarter of 2008 compared to $1,283 per unit in the first quarter of 2007.  Occupancy increased quarter over quarter by 40 basis points or $0.2 million, and delinquency, rent concessions, and other income were consistent between quarters.

Quarterly Non-Same Property Revenues increased by $7.4 million or 61.9% to $19.3 million in the first quarter of 2008 from $11.9 million in the first quarter of 2007.  The increase was primarily due to nine properties acquired since January 1, 2007 and ten properties that are in redevelopment and classified in non-same property results.

Total Expenses increased $12.4 million or 16.4% to $88.2 million in the first quarter of 2008 from $75.8 million in the first quarter of 2007.  Property operating expenses increased by $3.4 million or 11.4% for the quarter, which is primarily due to the acquisition of nine new operating properties since January 1, 2007 and annual increases in salaries and real estate taxes.  Depreciation expense increased by $6.6 million or 31.1% for the first quarter 2008 compared to the first quarter of 2007, primarily due to the acquisition of new properties and capitalization of approximately $77.4 million of additions to rental properties during 2007.  Interest expense increased $1.9 million or 10.5% due primarily to a 20% increase in mortgage notes outstanding as of March 31, 2008 compared to March 31, 2007, partially offset by a decrease in the cost of borrowing particularly the interest rates on the lines of credit.

Equity income in co-investments increased by $4.6 million due primarily to the repayment of the Company’s remaining investment in the Mountain Vista, LLC joint venture in the first quarter of 2008.  During the first quarter of 2008, the Company recognized $6.3 million of preferred income resulting from the final repayment of the investment, compared to $2.0 million recognized as income related to the partial repayment of the investment in the first quarter of 2007.  The Company recorded equity income on its investment in Fund II of $0.3 million in the first quarter of 2008 compared to a loss of $0.1 million in the first quarter of 2007.

Income from discontinued operations for the first quarter of 2007 includes the sale of the City Heights joint venture property for a gain of $13.7 million, net of minority interest, and $10.3 million in fees from the City Heights joint venture partner, and the gain on sale of  condominiums for $0.6 million.  Also included in the 2007 income from discontinued operations are the operations from the sale of the four Portland metropolitan region communities which occurred in the fourth quarter of 2007.  There was no income from discontinued operations during the first quarter of 2008.

Index

Liquidity and Capital Resources

Standard and Poor's (“S&P”) has issued a corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P.

At March 31, 2008, the Company had $10.4 million of unrestricted cash and cash equivalents.  We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2008.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has a $200.0 million unsecured line of credit and, as of March 31, 2008, there was $47.0 million outstanding balance on the line at an average interest rate of 5.4%. This facility matures in March 2009, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 0.8%.  We also have a $100 million credit facility from Freddie Mac, that is secured by eight apartment communities and which matures in January 2009.  As of March 31, 2008, we had $100 million outstanding under this line of credit at an average interest rate of 4.5%. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate.  In March 2007, the Company entered into an unsecured revolving line of credit for $10.0 million with a commercial bank with a current extended maturity date of March 2009.  Borrowing under this revolving line of credit are at the bank’s Prime Rate less 2.0%.  As of March 31, 2008 there was a $1.2 million balance on the revolving line of credit at an average interest rate of 5.2%.  The line is used to fund short-term working capital needs.  The Company’s line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.  The Company was in compliance with the line of credit covenants as of March 31, 2008 and December 31, 2007.  Fund II has a credit facility aggregating $21 million.  This line bears interest at LIBOR plus 0.875%, and matures on May 30, 2008.

During the first quarter of 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

The Company may from time to time sell shares of common stock into the existing trading market at current market prices through its Controlled Equity Offering program.  During the first quarters of 2008 and 2007, no shares were sold under this program.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  During January 2008, the Company under its stock repurchase program repurchased and retired 143,400 shares of its common stock for approximately $13.7 million, at an average stock price of $95.64 per share.  The Company has authorization to repurchase an additional $154 million under the stock repurchase plan.

The Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of $149.5 million during the third quarter of 2006.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially 0.1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  The conversion rate is currently 0.1837 shares of common stock per $25 per share liquidation preference.  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.

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

Index

As of March 31, 2008, our mortgage notes payable totaled $1.3 billion which consisted of $1.1 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2008 to 2018 and $237.3 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 3.8%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2009 to 2039, and are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

The Company’s current financing activities have not been severely impacted by the tightening in the credit markets.  Our strong balance sheet, the established relationships with our unsecured line of credit bank group and access to Fannie Mae and Freddie Mac secured debt financing have mitigated the impact to us of the turmoil being experienced by many other real estate companies.  Recently, we have experienced some expansion in credit spreads as Fannie Mae and Freddie Mac’s tier 4 financing are currently at approximately 200 basis points over the relevant U.S. treasury securities.

Derivative Activity

As of March 31, 2008 the Company had entered into nine forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2008 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with the refinancing of debt that matures between April 2008 and October 2011.  The fair value of the derivatives decreased $10.0 million during the three months ended March 31, 2008 to a liability value of $20.2 million as of March 31, 2008, and the derivative liability was recorded in other liabilities in the Company’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarters ended March 31, 2008 and 2007.

During April 2008, the Company obtained a mortgage loan secured by Park Hill at Issaquah, a community located in Issaquah, Washington, in the amount of $31.5 million, with a fixed interest rate of 5.55%, which matures in April 2018.  In conjunction with this transaction the Company settled a $30 million forward-starting swap for a $1.7 million payment to the counterparty.  The amortization of the settlement of the swap increases the effective interest rate on the mortgage loan to 6.1%.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of March 31, 2008, excluding development projects owned by Fund II, the Company had five development projects comprised of 1,263 units for an estimated cost of $479.9 million, of which $339.6 million remains to be expended.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of March 31, 2008, the Company had three development communities aggregating 1,018 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at March 31, 2008 was $316.9 million, of which $224.5 million remains to be expended.   The Company may also acquire land for future development purposes.   The Company owned five land parcels held for future development aggregating 434 units as of March 31, 2008. The Company had incurred $26.0 million in costs related to these five land parcels as of March 31, 2008.

The Company expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least a 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of March 31, 2008, the Company had thirteen major redevelopment communities aggregating 3,891 apartment units with estimated redevelopment costs of $135.9 million, of which approximately $65.6 million remains to be expended.  These amounts exclude redevelopment projects owned by Fund II.

Index

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million.  Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilizes leverage equal to approximately 65% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of March 31, 2008, owned 11 apartment communities and three development projects.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at March 31, 2008, and the effect these obligations could have on our liquidity and cash flow in future periods:

		2009 and	2011 and
(In thousands)	2008	2010	2012	Thereafter	Total
Mortgage notes payable	$89,502	$190,639	$184,674	$847,485	$1,312,300
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	148,183	-	-	148,183
Interest on indebtedness	65,652	99,142	61,089	197,742	423,625
Development commitments	114,700	296,400	119,300	33,800	564,200
Redevelopment commitments	32,900	32,700	-	-	65,600
Essex Apartment Value Fund II, L.P. capital commitment	13,383	-	-	-	13,383
	$316,137	$767,064	$365,063	$1,304,027	$2,752,291

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards for entities that are not wholly owned; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; (iii) internal cost capitalization; and (iv) qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of development and redevelopment projects, beliefs as to our ability to meet our cash needs during 2008 and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, the Company’s and Fund II’s development and redevelopment pipeline, the anticipated performance of existing properties, anticipated results from various geographic regions, statements regarding the Company's financing activities, and the use of proceeds from such activities.

Index

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

Potential Factors Affecting Future Operating Results

Many factors affect the Company’s actual financial performance and may cause the Company’s future results to be different from past performance or trends.  These factors include those set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the following:

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

Funds from Operations (“FFO”)

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

Index

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

Management believes that is has consistently applied the NAREIT definition of FFO to all periods presented.  However, there is judgment involved and other REITs’ calculation of FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to Essex’s calculation.

The following table sets forth the Company’s calculation of FFO for the three months ended March 31, 2008 and 2007 (in thousands except for per share data):

	Three Months Ended
	March 31,
	2008	2007

Net income available to common stockholders	$15,704	$35,303
Adjustments:
Depreciation and amortization	27,734	21,718
Gains not included in FFO	-	(14,040)
Minority interests and co-investments (1)	2,427	2,406
Funds from operations	$45,865	$45,387

Funds from operations per share - diluted	$1.67	$1.70

Weighted average number shares outstanding diluted (2)	27,398,605	26,735,117

(1)	Amount includes the following: (i) minority interest related to Operating Partnership units, and (ii) depreciation add back for co-investments.

(2)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of March 31, 2008, we had entered into nine forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the refinancing of the Company’s long-term debt between 2008 and 2011. As of March 31, 2008, the Company also had $237.3 million of variable rate indebtedness, of which $183.4 million is subject to interest rate cap protection.   All derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of March 31, 2008.

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of March 31, 2008.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2008.

			Carrying and
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$450,000	2008-2011	$(22,183)	$(4,588)	$(41,051)
Interest rate caps	183,423	2008-2011	32	85	9
Total cash flow hedges	$633,423	2007-2011	$(22,151)	$(4,503)	$(41,042)

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of March 31, 2008 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the Company’s $1.30 billion of fixed rate mortgage notes payable and exchangeable bonds at March 31, 2008 is approximately $1.37 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.

For the Years Ended	2008(1)	2009	2010(2)	2011(3)	2012	Thereafter	Total	Fair value

(In thousands)
Fixed rate debt	$89,502	23,653	154,163	152,597	32,077	847,984	$1,299,976	$1,374,659
Average interest rate	6.7%	6.4%	8.1%	6.4%	5.2%	5.1%
Variable rate debt	$-	161,006	-	-	-	224,501 (4)	$385,507	$385,507
Average interest	-	4.8%	-	-	-	3.7%

Index

(1) $50 million covered by a forward-starting swap at a fixed rate of 4.869%, with a settlement date on or before October 1, 2008.  The Company settled $30 million of the $50 million forward-starting swap in April 2008.  Also, $25 million covered by a forward-starting swap at a fixed rate of 5.082%, with a settlement date on or before January 1, 2009.

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

(4) $183,423 subject to interest rate caps.

The table incorporates only those exposures that exist as of March 31, 2008; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4:  Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item IA:  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  The Company’s risk factors are included in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC and available at www.sec.gov, and under the caption “Potential Factors Affecting Future Operating Results,” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part I of this Form 10-Q.

Index

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount that May Yet be Purchased Under the Plans or Programs
1/3/08 to 1/8/08	143,400	$95.64	466,659	$153,635,845

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  During January 2008, the Company repurchased and retired 143,400 shares of its common stock for approximately $13.7 million.  Since the Company announced the inception of the stock repurchase plan, the Company has repurchased and retired 466,659 shares for $46.3 million at an average stock price of $99.31 per share, including commissions.

Item 6:  Exhibits

A.	Exhibits

10.2	Certificate of Amendment to the 2004 Non-Employee Director Option Program, filed as Exhibit 10.1 to Form 8-K, filed on March 3, 2008 and incorporated herein by reference.

10.2
Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., filed as Exhibit 10.2 to Form 8-K, filed on March 3, 2008, and incorporated herein by reference.

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

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: May 7, 2008

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN HUNT

Bryan Hunt
Vice President, Chief Accounting Officer