Form 10-Q
period 2008-06-30
ESSEX PROPERTY TRUST INC
filed 2008-08-06
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

25,565,636 shares of Common Stock as of August 4, 2008

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

The information furnished in the accompanying unaudited condensed consolidated balance sheets, statements of operations, stockholders' equity and comprehensive income and cash flows of the Company reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned condensed consolidated financial statements for the interim periods and are normal and recurring in nature, except as otherwise noted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.  Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
Assets
Real estate:
Rental properties:
Land and land improvements	$670,494	$670,494
Buildings and improvements	2,487,962	2,447,265

	3,158,456	3,117,759
Less accumulated depreciation	(594,489)	(541,987)

	2,563,967	2,575,772
Real estate under development	320,671	233,445
Co-investments	66,546	64,191

	2,951,184	2,873,408
Cash and cash equivalents-unrestricted	20,995	9,956
Cash and cash equivalents-restricted	12,082	12,527
Marketable securities	2,503	2,017
Receivables from related parties	1,547	904
Notes and other receivables	43,064	49,632
Prepaid expenses and other assets	21,104	20,286
Deferred charges, net	11,430	11,593

Total assets	$3,063,909	$2,980,323

Liabilities and Stockholders' Equity
Mortgage notes payable	$1,385,222	$1,262,873
Exchangeable bonds	225,000	225,000
Lines of credit	155,000	169,818
Accounts payable and accrued liabilities	50,382	52,783
Construction payable	21,051	5,365
Dividends payable	30,865	28,521
Other liabilities	16,664	17,773

Total liabilities	1,884,184	1,762,133
Commitments and contingencies
Minority interests	280,993	281,960
Cumulative convertible preferred stock; $.0001 par value: 4.875% Series G - 5,980,000 issued and outstanding	145,912	145,912
Stockholders' equity:
Common stock, $.0001 par value, 649,702,178 shares authorized 24,787,569 and 24,876,737 shares issued and outstanding	2	2
Cumulative redeemable preferred stock; $.0001 par value: 7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares authorized and no shares issued and outstanding	-	-
Additional paid-in capital	846,688	857,109
Distributions in excess of accumulated earnings	(107,983)	(82,805)
Accumulated other comprehensive (loss) income	(10,887)	(8,988)

Total stockholders' equity	752,820	790,318

Total liabilities and stockholders' equity	$3,063,909	$2,980,323

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental and other property	$103,365	$94,194	$204,842	$183,860
Management and other fees from affiliates	1,428	1,354	2,655	2,394
	104,793	95,548	207,497	186,254
Expenses:
Property operating, excluding real estate taxes	26,069	22,916	50,633	44,984
Real estate taxes	8,481	7,955	16,898	15,481
Depreciation and amortization	28,683	24,630	56,417	45,786
Interest	19,781	20,491	39,964	38,757
Amortization of deferred financing costs	715	678	1,437	1,355
General and administrative	6,512	6,008	13,137	12,104
	90,241	82,678	178,486	158,467

Earnings from operations	14,552	12,870	29,011	27,787

Interest and other income	2,433	2,865	5,201	5,047
Equity income in co-investments	360	463	6,990	2,445
Minority interests	(5,346)	(5,069)	(11,189)	(10,376)
Income before discontinued operations	11,999	11,129	30,013	24,903
Income from discontinued operations (net of minority interests)	-	1,058	-	24,830
Net income	11,999	12,187	30,013	49,733
Dividends to preferred stockholders	(2,311)	(2,310)	(4,621)	(4,553)
Net income available to common stockholders	$9,688	$9,877	$25,392	$45,180

Per common share data:
Basic:
Income before discontinued operations available to common stockholders	$0.39	$0.36	$1.02	$0.85
Income from discontinued operations	-	0.04	-	1.04
Net income available to common stockholders	$0.39	$0.40	$1.02	$1.89
Weighted average number of common shares outstanding during the period	24,768,626	24,493,816	24,758,276	23,966,049

Diluted:
Income before discontinued operations available to common stockholders	$0.38	$0.35	$1.01	$0.82
Income from discontinued operations	-	0.04	-	1.01
Net income available to common stockholders	$0.38	$0.39	$1.01	$1.83
Weighted average number of common shares outstanding during the period	25,153,826	25,104,021	25,032,076	24,688,005

Dividend per common share	$1.02	$0.93	$2.04	$1.86

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity and
Comprehensive Income for the six months ended June 30, 2008
(Unaudited)
(Dollars and shares in thousands)

						Distributions
	Series F				Additional	in excess of	Accumulated other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Total
Balances at December 31, 2007	1,000	$25,000	24,877	$2	$857,109	$(82,805)	$(8,988)	$790,318
Comprehensive income:
Net income	-	-	-	-	-	30,013	-	30,013
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	(1,899)	(1,899)
Comprehensive income								28,114
Issuance of common stock under:
Stock-based compensation plans	-	-	54	-	3,302	-	-	3,302
Retirement of common stock	-	-	(143)	-	(13,723)	-	-	(13,723)
Dividends declared	-	-	-	-	-	(55,191)	-	(55,191)
Balances at June 30, 2008	1,000	$25,000	24,788	$2	$846,688	$(107,983)	$(10,887)	$752,820

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Net cash provided by operating activities	$89,733	$99,652

Cash flows used in investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(4,865)	(219,237)
Capital expenditures and redevelopment	(35,833)	(28,245)
Additions to real estate under development	(63,152)	(75,502)
Dispositions of real estate and investments	-	123,029
Changes in restricted cash and refundable deposits	453	2,270
Purchases of marketable securities	(6,411)	(3,815)
Sales and maturities of marketable securities	5,925	-
Advances under notes and other receivables	(1,898)	(9,104)
Collections of notes and other receivables	5,116	477
Contributions to co-investments	(4,047)	(21,215)
Distributions from co-investments	8,847	15,131
Net cash used in investing activities	(95,865)	(216,211)

Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	302,636	445,595
Repayment of mortgage and other notes payable and lines of credit	(195,128)	(416,038)
Additions to deferred charges	(1,259)	(1,463)
Settlement of forwad-starting swaps	(1,840)	1,311
Net proceeds from stock options exercised	2,862	1,765
Net sale of common stock	-	213,672
Redemption of common stock	(13,723)	-
Distributions to minority interest partners	(12,035)	(70,891)
Redemption of minority interest limited partnership units	(11,282)	(8,288)
Common and preferred stock dividends paid	(53,060)	(46,179)
Net cash provided by financing activities	17,171	119,484

Net increase in cash and cash equivalents	11,039	2,925
Cash and cash equivalents at beginning of period	9,956	9,662
Cash and cash equivalents at end of period	$20,995	$12,587

Supplemental disclosure of cash flow information:

Cash paid for interest, net of $5,269 and $2,317 capitalized in 2008 and 2007, respectively	$34,538	$36,162

Supplemental disclosure of noncash investing and financing activities:

Mortgage notes assumed in connection with land contribution	-	$23,920
Land contributed by a partner in a consolidated joint venture	$10,500	$22,200
Change in value of cash flow hedges and amortization of swap settlements	$1,899	$15,480
Change in construction payable	$15,686	$2,263

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

(1)  Organization and Basis of Presentation

The unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature, except as otherwise noted.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company).  See below for a description of entities consolidated by the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 91.1% general partnership interest as of June 30, 2008.

As of June 30, 2008, the Company owned or had ownership interests in 133 apartment communities, (aggregating 26,963 units), six office buildings, two recreational vehicle parks (totaling 338 spaces), and one manufactured housing community (containing 157 sites) (collectively, the “Properties”). The Properties are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), the Seattle metropolitan area, and other region (Houston, Texas).

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million. The Company has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilizes leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of June 30, 2008, owned eleven apartment communities and three development projects.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Marketable Securities

Marketable securities consist primarily of U.S. treasury or agency securities with original maturities of more than three months when purchased.  The Company has classified these debt securities as held-to-maturity securities, and the Company reports the securities at amortized cost.  Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates a joint venture development project, 19 DownREIT limited partnerships (comprising twelve properties), an office building that is subject to loans made by the Company, and prior to the sale of the property during 2007, the buildings and improvements that were owned by a third-party subject to a ground lease on land that was owned by the Company.  The Company consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The consolidated total assets and liabilities related to these variable interest entities (“VIEs”), net of intercompany eliminations, were approximately $244.8 million and $164.3 million, respectively, as of June 30, 2008 and $222.7 million and $163.9 million, respectively, as of December 31, 2007.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2007, the Company had two VIE’s of which it was not deemed to be the primary beneficiary.  Total assets and liabilities of these entities were $71.7 million and $58.3 million, as of December 31, 2007.  As of June 30, 2008, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

Index

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

Stock-based compensation expense for options and restricted stock totaled $0.2 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.  The intrinsic value of the stock options exercised during the three months ended June 30, 2008 and 2007 totaled $2.1 million and $0.8 million, respectively, and $2.7 million for the six months ended June 30, 2008 and 2007.  As of June 30, 2008, the intrinsic value of the stock options outstanding and fully vested totaled $11.9 million. As of June 30, 2008, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $5.1 million.  The cost is expected to be recognized over a weighted-average period of 3 to 5 years for the stock option plans and 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z Units totaled $0.4 million for the three months ended June 30, 2008 and 2007, and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.

Stock-based compensation capitalized for stock options, restricted stock awards, and the Z Units totaled $0.2 million for the three months ended June 30, 2008 and 2007.  As of June 30, 2008 the intrinsic value of the Z Units subject to conversion totaled $18.6 million.  As of June 30, 2008, total unrecognized compensation cost related to Z Units subject to conversion in the future granted under the Z Units totaled $6.6 million.  The unamortized cost is expected to be recognized over the next 3 to 11 years subject to the achievement of the stated performance criteria.

Stock-based compensation expense for the Outperformance Plan, (the “OPP”) adopted in December 2007 totaled approximately $0.3 million and $0.6 million for three and six months ended June 30, 2008, respectively.   Total unrecognized compensation cost less an estimate for forfeitures related to the OPP totaled $4.7 million as of June 30, 2008.  The unamortized cost is expected to be recognized over the expected service period of five years for senior officers and three years for non-employee directors.

The Company’s stock-based compensation policies have not changed materially from information reported in Note 2(l), “Stock-Based Compensation,” and Note 14, “Stock-Based Compensation Plans,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Accounting Estimates and Reclassifications

The preparation of condensed consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, its notes receivable and its qualification as a Real Estate Investment Trust (“REIT”). The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.  Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.  Such reclassifications have no impact on reported earnings, cash flows, total assets, or total liabilities.

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

Index

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”).  FAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  Through June 30, 2008, The Company has not elected to measure any eligible financial assets and liabilities at fair value.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact FAS 160 will have on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. The additional interest expense recorded will result in an increased level of capitalized interest in accordance with SFAS 34, “Capitalization of Interest Cost”.  APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited and retroactive application is required for all periods presented.  The interest expense from the Company’s $225 million exchangeable senior notes with a coupon rate of 3.625% due November 2025, which were issued in fourth quarter of 2005, will be impacted by APB 14-1.  Based on the Company's understanding of the application of APB 14-1, this will result in an additional non-cash interest expense (excluding the impact of capitalized interest) of additional interest of approximately $4.0 million for 2008, and approximately $4.2 million for 2009.  This amount (before the impact of capitalized interest) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. The Company will adopt APB 14-1 as of January 1, 2009, and the Company will present prior period comparative results reflecting the impact of APB 14-1.

(2)  Significant Transactions

(a)  Development

In May 2008, the Company started construction on Joule Broadway (formerly known as “Broadway Heights”), an urban development featuring 295 apartment units and 29,100 square feet of retail space in Seattle’s Capital Hill neighborhood.  During the second quarter of 2008, the Company’s joint venture partner contributed land in exchange for a 50% interest in the partnership.  The total estimated cost of the development is $104 million with an estimated completion of construction in September 2010.

(b) Debt and Financing Activities

During April 2008, the Company obtained a $31.5 million loan secured by Park Hill at Issaquah, a community located in Issaquah, Washington, with a fixed interest rate of 5.5%, which matures in April 2018.   In conjunction with this transaction, the Company settled a $30.0 million forward-starting swap for a $1.7 million payment to the counterparty.  The amortization of the loss on settlement of the swap increases the effective interest rate on the mortgage loan to 6.1%.  Also in April 2008, Essex obtained a second mortgage loan in the amount of $17.2 million secured by Kings Road, a community located in Los Angeles, with a fixed interest rate at 5.6% due in January 2018.

Index

During May 2008, the Company’s consolidated joint venture obtained a construction loan in the amount of $60.0 million secured by the Joule Broadway development project in Seattle, Washington.  The loan is variable based on LIBOR plus 155 basis points and matures in June 2011 with two one-year extension options, and the initial funding on this loan was $0.5 million.  The Company has a performance guarantee with the commercial bank related to the Joule Broadway project.

During June 2008, Essex obtained a $22.5 million loan secured by Hampton Place, a community located in Los Angeles, with a fixed interest rate of 6.1%, which matures in June 2018.  In conjunction with this transaction, the Company settled a $20.0 million forward-starting swap for a $0.1 million payment to the counterparty.  The amortization of the loss on settlement of the swap increases the effective interest rate on the mortgage loan to 6.2%.

The Company has signed a letter of commitment to enter into a new five-year secured line of credit facility to replace the existing secured line of credit facility that matures in January 2009.  The new secured facility will expand the existing secured facility from $100 million to $150 million, and the new facility is expandable to $250 million.  The Company anticipates that the closing date for this the new secured facility will occur during the fourth quarter of 2008.

(3) Co-investments

The Company has joint venture investments in a number of co-investments, which are accounted for under the equity method.  The joint ventures own development projects and operating apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	June 30,	December 31,
	2008	2007

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$61,283	$58,419
Preferred limited partnership interest in Mountain Vista Apartments, LLC (A)	-	1,182
Development joint venture	4,763	4,090
	66,046	63,691
Investments accounted for under the cost method of accounting:
Series A Preferred Stock interest in Multifamily Technology Solutions, Inc	500	500
Total co-investments	$66,546	$64,191

(A)	The investment was held in an entity that included an affiliate of The Marcus & Millichap Company (“TMMC”), and is the general partner. TMMC’s Chairman is also the Chairman of the Company.

The combined summarized balance sheet for co-investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	June 30,	December 31,
	2008	2007
Balance sheets:
Real estate and real estate under development	$510,878	$614,266
Other assets	6,785	16,184

Total assets	$517,663	$630,450

Mortgage notes payable	$288,817	$322,615
Other liabilities	11,827	24,014
Partners' equity	217,019	283,821

Total liabilities and partners' equity	$517,663	$630,450

Company's share of equity	$66,046	$63,691

Index

The combined summarized statement of operations for co-investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Statements of operations:
Property revenues	$11,329	$10,697	$22,326	$22,835
Operating expenses	(4,428)	(4,503)	(8,615)	(9,470)
Interest expense	(2,623)	(3,236)	(5,329)	(7,254)
Depreciation and amortization	(3,646)	(3,473)	(6,671)	(6,945)

Total net income (loss)	$632	$(515)	$1,711	$(834)

Company's share of operating net income (loss)	360	159	672	94
Company's preferred interest/gain - Mt. Vista	-	304	6,318	2,351
Company's share of net income	$360	$463	$6,990	$2,445

Through June 30, 2008, the Company has made contributions to a joint venture totaling $4.8 million related to a development project located in Southern California, which was still in the predevelopment stage as of June 30, 2008.

In January 2008, the Company received $7.5 million and recognized $6.3 million of preferred income which is included in equity income in co-investments from the repayment of its investment in Mountain Vista Apartments, LLC.

(4) Notes and Other Receivables

Notes receivables secured by real estate, and other receivables consist of the following as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007

Note receivable, secured, bearing interest at 12%, due June 2008	$-	$2,193
Note receivable, secured, bearing interest at LIBOR + 4.65%, due July 2008	323	5,448
Note receivable, secured, bearing interest at LIBOR + 3.38%, due February 2009	12,945	10,999
Note receivable, secured, bearing interest at LIBOR + 2.95%, due April 2009	14,086	14,010
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,328	7,346
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,228	7,128
Other receivables	1,154	2,508
	$43,064	$49,632

During August 2006, the Company originated a loan with the owners of a 26-unit apartment community in Sherman Oaks, California. The proceeds from the loan financed the conversion of the units to condominiums for sale.  Effective July 1, 2007, the Company had ceased accruing interest on the note, due to the velocity of sales, pricing, and status of the interest reserve.  During the fourth quarter of 2007, the Company recorded an allowance for loan loss in the amount of $0.5 million on this impaired note receivable, which was approximately equal to accrued and unpaid interest recorded from inception of the note through June 30, 2007.  The Company believes that the June 30, 2008 loan balance of $0.3 million is collectible through closing of sales of the two remaining condominium units.

(5) Related Party Transactions

Other related party receivables consist primarily of accrued payroll costs and management fees from Fund II totaling $1.5 million and $0.9 million as of June 30, 2008 and December 31, 2007, respectively.

Management and other fees from affiliates includes property management, asset management, development and redevelopment fees from related parties of $1.4 million for the quarters ended June 30 , 2008 and 2007, and $2.7 million and $2.4 million for the six months ended June 30, 2008 and 2007.  The Company’s Chairman, George Marcus, is also the Chairman of TMMC, which is a real estate brokerage firm. The Company paid no brokerage commissions on the sale of real estate during the three months ended June 30, 2008 and 2007, and $0 and $1.3 million during the six months ended June 30, 2008 and 2007, respectively.

Index

In January 2008, the Company received $7.5 million from an investment held in an affiliate of TMMC and recognized $6.3 million of preferred income which is included in equity income from co-investments from the repayment of its investment.

(6)  Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and Seattle Metro. Excluded from segment revenues are properties outside of these regions, discontinued operations, management and other fees from affiliates, and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivable, other assets and deferred charges.

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	June 30,
	2008	2007
Revenues:
Southern California	$55,424	$53,590
Northern California	29,637	23,725
Seattle Metro	17,157	15,799
Other real estate assets	1,147	1,080
Total property revenues	$103,365	$94,194

Net operating income:
Southern California	$38,032	$36,969
Northern California	19,027	15,522
Seattle Metro	11,474	10,413
Other real estate assets	282	419
Total net operating income	68,815	63,323

Depreciation and amortization	(28,683)	(24,630)
Interest expense	(19,781)	(20,491)
Amortization of deferred financing costs	(715)	(678)
General and administrative	(6,512)	(6,008)
Management and other fees from affiliates	1,428	1,354
Interest and other income	2,433	2,865
Equity income in co-investments	360	463
Minority interests	(5,346)	(5,069)
Income before discontinued operations	$11,999	$11,129

Index

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended
	June 30,
	2008	2007
Revenues:
Southern California	$110,170	$105,336
Northern California	58,266	45,514
Seattle	34,086	30,788
Other real estate assets	2,320	2,222
Total property revenues	$204,842	$183,860

Net operating income:
Southern California	$75,530	$72,857
Northern California	38,125	30,161
Seattle	22,883	20,354
Other real estate assets	773	23
Total net operating income	137,311	123,395

Depreciation and amortization	(56,417)	(45,786)
Interest expense	(39,964)	(38,757)
Amortization of deferred financing costs	(1,437)	(1,355)
General and administrative	(13,137)	(12,104)
Management and other fees from affiliates	2,655	2,394
Interest and other income	5,201	5,047
Equity income in co-investments	6,990	2,445
Minority interests	(11,189)	(10,376)
Income before discontinued operations	$30,013	$24,903

	June 30,	December 31,
	2008	2007
Assets:
Southern California	$1,312,329	$1,354,818
Northern California	832,172	829,879
Seattle Metro	352,196	353,737
Other real estate assets	67,270	37,338
Net rental properties	2,563,967	2,575,772

Real estate under development	320,671	233,445
Co-investments	66,546	64,191
Notes and other receivables	44,611	50,536
Other non-segment assets	68,114	56,379
Total assets	$3,063,909	$2,980,323

Index

(7)  Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$9,688	24,769	$0.39	$8,819	24,494	$0.36
Income from discontinued operations	-	24,769	-	1,058	24,494	0.04
	9,688		$0.39	9,877		$0.40

Effect of Dilutive Securities (1)	-	385		-	610

Diluted:
Income from continuing operations available to common stockholders	9,688	25,154	$0.38	8,819	25,104	$0.35
Income from discontinued operations	-	25,154	-	1,058	25,104	0.04
	$9,688		$0.38	$9,877		$0.39

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income before discontinued operations available to common stockholders	$25,392	24,758	$1.02	$20,350	23,966	$0.85
Income from discontinued operations	-	24,758	-	24,830	23,966	1.04
	25,392		$1.02	45,180		$1.89

Effect of Dilutive Securities (1)	-	274		-	722

Diluted:
Income before discontinued operations available to common stockholders	25,392	25,032	$1.01	20,350	24,688	$0.82
Income from discontinued operations	-	25,032	-	24,830	24,688	1.01
	$25,392		$1.01	$45,180		$1.83

(1)
Weighted convertible limited partnership units of 2,219,186 and 2,275,750 for the three months ended June 30, 2008 and 2007, respectively, and 2,245,241 and 2,291,412 for the six months ended June 30, 2008 and 2007, respectively, and Series Z incentive units of 250,927 and 213,205 for the three months ended June 30, 2008 and 2007, respectively, and  250,305 and 213,045 for the six months ended June 30, 2008 and 2007, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability and intent to redeem DownREIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

On or after November 1, 2020, the holders of the $225 million exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at Essex’s option, a portion of the notes may be exchanged for Essex common stock; the original exchange rate was $103.25 per share of Essex common stock.  The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  During the three and six months ended June 30, 2008 the weighted average common stock price exceeded the current strike price and therefore common stock issuable upon exchange of the exchangeable notes was included in the diluted share count.  The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 53,579 and 4,000 for the three months ended June 30, 2008 and 2007, respectively, and 76,737 and 2,500 for the six months ended June 30, 2008 and 2007, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three and six months ended and, therefore, were anti-dilutive.

The 5,980,000 shares of Series G cumulative convertible preferred stock have been excluded from diluted earnings per share for the three and six months ended June 30, 2008 and 2007 as the effect was anti-dilutive.

Index

(8)  Derivative Instruments and Hedging Activities

As discussed in Note 1, the Company adopted FAS 157 as of January 1, 2008.  The Company values forward-starting interest rate swaps at fair value, and based on the fair value hierarchy of valuation techniques, the Company has elected to use fair values determined by Level 2.  Level 2 valuation methodology is determined based on inputs other than quoted prices in active markets for identical assets or liabilities the Company has the ability to access as included in Level 1 valuation methodology that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quote intervals.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  As of June 30, 2008, forward-starting interest rates swaps are the only assets and liabilities that the Company measured at fair value based on the FAS 157 fair valuation methodology.

As of June 30, 2008 the Company had entered into eight forward-starting interest rate swaps totaling a notional amount of $400 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from July 2008 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with the refinancing of debt that matures between July 2008 and October 2011.  The fair value of the derivatives decreased $1.9 million during the six months ended June 30, 2008 to a liability value of $10.2 million as of June 30, 2008, and the derivative liability was recorded in other liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended June 30, 2008 and 2007.

During April 2008, Essex obtained a $31.5 million loan secured by Park Hill at Issaquah, a community located in Issaquah, Washington, with a fixed interest rate of 5.5%, which matures in April 2018.   In conjunction with this transaction, the Company settled a $30.0 million forward-starting swap for a $1.7 million payment to the counterparty.  The amortization of the loss on settlement of the swap increases the effective interest rate on the mortgage loan to 6.1%.

During June 2008, Essex obtained a $22.5 million loan secured by Hampton Place, a community located in Los Angeles, with a fixed interest rate of 6.1%, which matures in June 2018.  In conjunction with this transaction, the Company settled a $20.0 million forward-starting swap for a $0.1 million payment to the counterparty.  The amortization of the loss on settlement of the swap increases the effective interest rate on the mortgage loan to 6.2%.

(9)  Discontinued Operations

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

During the first and second quarter of 2007, the Company sold 13 and 6 condominium units at the Peregrine Point property and recorded a gain of approximately $0.6 million and $0.3 million net of taxes and expenses, respectively.  The Company has recorded the gain on sale of condominiums and operations for Peregrine Point apartments as part of discontinued operations in the accompanying condensed consolidated statements of operations.

As of December 31, 2006, City Heights Apartments, a 687-unit community located in Los Angeles was classified as held for sale, and during February 2007 the property was sold to a third-party for $120 million.  The Company’s share of the proceeds from the sale totaled $33.9 million, resulting in a $13.7 million gain on sale to the Company, and an additional $10.3 million for fees from the City Heights joint venture partner are included in discontinued operations in the accompanying condensed consolidated statements of operations.

In December 2007, the Company sold four communities (875-units) in the Portland metropolitan area and, as a result, has classified the results of operations for these communities as discontinued operations for the three and six months ended June 30, 2007.

Index

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Rental revenues	$-	$2,202	$-	$5,699
Interest and other income	-	-	-	290
Revenues	-	2,202	-	5,989
Property operating expenses	-	(893)	-	(2,318)
Interest expense	-	-	-	(417)
Depreciation and amortization	-	(536)	-	(1,098)
Minority interests	-	-	-	(58)
Expenses	-	(1,429)	-	(3,891)
Gain on sale of real estate	-	303	-	79,222
Equity income co-investments	-	-
Promote interest and fees	-	-	-	10,290
Minority interests - OP units	-	(18)	-	(2,156)
Minority interests - City Heights	-	-	-	(64,624)
Net gain on sale of real estate	-	285	-	22,732
			-
Income from discontinued operations	$-	$1,058	$-	$24,830

(10)  Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 and our Current Report on Form 10-Q for the quarter ended June 30, 2008.

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

As of June 30, 2008, we had ownership interests in 133 apartment communities, comprising 26,963 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Ventura, Los Angeles, Santa Barbara, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)
Other Region (Houston, Texas)

As of June 30, 2008, the Company also had ownership interests in six office buildings, two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites).

As of June 30, 2008, the Company’s consolidated development pipeline, excluding development projects owned by Fund II, was comprised of five development projects, three predevelopment projects, and five land parcels held for future development aggregating 2,715 units, with total incurred costs of $320.7 million, and estimated remaining project costs of approximately $509.3 million for total estimated project costs of $830.0 million.

Index

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2008		As of June 30, 2007
	Apartment Homes	%	Apartment Homes	%
Southern California	12,725	52%	12,725	54%
Northern California	6,361	26%	5,805	24%
Seattle Metro	5,005	21%	5,005	21%
Other Region	302	1%	302	1%
Total	24,393	100%	23,837	100%

Co-investments including Fund II communities and communities sold in 2007 including City Heights and the four Portland metropolitan communities are not included in the table presented above for both periods presented.

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Our average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Properties” (stabilized properties consolidated by the Company for the quarters ended June 30, 2008 and 2007) increased 60 basis points to 96.4% as of June 30, 2008 from 95.8% as of June 30, 2007.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended June 30, 2008 and 2007 is as follows:

	Three months ended
	June 30,
	2008	2007
Southern California	95.9%	95.3%
Northern California	97.6%	96.5%
Seattle Metro	96.6%	96.5%
Other Region	85.8%	92.3%

The following table illustrates a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Properties.

		Three Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2008	2007	Change	Change
Property Revenues (dollars in thousands)
Same-Properties:
Southern California	58	$49,023	$47,800	$1,223	2.6%
Northern California	18	19,696	17,908	1,788	10.0
Seattle Metro	24	16,075	14,908	1,167	7.8
Other Region	1	471	487	(16)	(3.3)
Total Same-Property revenues	101	85,265	81,103	4,162	5.1
Non-Same Property Revenues (1)		18,100	13,091	5,009	38.3
Total property revenues		$103,365	$94,194	$9,171	9.7%

(1) Includes properties acquired during 2007, eight redevelopment communities, three office buildings and one development community.

Index

Quarterly Same-Property Revenues increased by $4.2 million or 5.1% to $85.3 million in the second quarter of 2008 from $81.1 million in the second quarter of 2007.  The increase in the second quarter of 2008 was primarily attributable to the increase in scheduled rents from the Quarterly Same-Properties which increased $3.7 million or 4.6% compared to the second quarter of 2007.  Average rental rates for Quarterly Same-Property communities were $1,378 per unit in the second quarter of 2008 compared to $1,318 per unit in the second quarter of 2007.  Occupancy increased quarter over quarter by 60 basis points or $0.3 million, and delinquency, rent concessions, and other income were consistent between quarters.

Quarterly Non-Same Property Revenues increased by $5.0 million or 38.3% to $18.1 million in the second quarter of 2008 from $13.1 million in the second quarter of 2007.  The increase was primarily due to nine operating properties acquired since January 1, 2007 and eight properties that are in redevelopment and classified in non-same property results.

Total Expenses increased $7.6 million or 9.1% to $90.2 million in the second quarter of 2008 from $82.7 million in the second quarter of 2007.  Property operating expenses including real estate taxes increased by $3.7 million or 11.9% for the quarter, which is primarily due to the acquisition of nine new operating properties since January 1, 2007 and annual increases in salaries and real estate taxes.  Depreciation expense increased by $4.1 million or 16.5% for the second quarter 2008 compared to the second quarter of 2007, primarily due to the acquisition of new properties totaling approximately $350.0 million and capitalization of approximately $77.4 million of additions to rental properties during 2007.

Income from discontinued operations for the second quarter of 2007 includes operating results for the four Portland metropolitan region communities, which were sold in the fourth quarter of 2007, and the gain on sale of condominiums for $0.3 million.  There was no income from discontinued operations during the second quarter of 2008.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Our average financial occupancies for the Company’s stabilized apartment communities or “2008/2007 Same-Properties” (stabilized properties consolidated by the Company for the six months ended June 30, 2008 and 2007) increased 50 basis points to 96.1% as of June 30, 2008 from 95.6% as of June 30, 2007.

The regional breakdown of the Company’s 2008/2007 Same-Property portfolio for financial occupancy for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended
	June 30,
	2008	2007
Southern California	95.5%	95.4%
Northern California	97.3%	95.9%
Seattle Metro	96.8%	96.1%
Other Region	88.5%	91.3%

The following table illustrates a breakdown of these revenue amounts, including revenues attributable to 2008/2007 Same-Properties.

		Six Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2008	2007	Change	Change
Property Revenues (dollars in thousands)
Same-Properties:
Southern California	57	$94,922	$92,666	$2,256	2.4%
Northern California	18	38,941	35,128	3,813	10.9
Seattle Metro	23	30,569	28,139	2,430	8.6
Other Region	1	964	979	(15)	(1.5)
Total Same-Property revenues	99	165,396	156,912	8,484	5.4
Non-Same Property Revenues (1)		39,446	26,948	12,498	46.4
Total property revenues		$204,842	$183,860	$20,982	11.4%

(1) Includes properties acquired during 2007, ten redevelopment communities, three office buildings, and one development community.

Index

2008/2007 Same-Property Revenues increased by $8.5 million or 5.4% to $165.4 million for the six months ended June 30, 2008 compared to $156.9 million for the six months ended June 30, 2007.  The increase for the six months ended June 30, 2008 was primarily attributable to an increase in the scheduled rents from the 2008/2007 Same-Property portfolio which increased $7.9 million or 5.0%.  Average rental rates for 2008/2007 Same-Property communities were $1,378 per unit for the six months ended June 30, 2008 compared to $1,311 per unit for the six months ended June 30, 2007.  Occupancy increased for the six months ended June 30, 2008 by 50 basis points or $0.5 million, and delinquency, rent concessions, and other income were consistent between periods.

2008/2007 Non-Same Property Revenues increased by $12.5 million or 46.4% to $39.4 million for the six months ended June 30, 2008 from $26.9 million for the six months ended September 30, 2006.  The increase was primarily due to nine operating communities acquired since January 1, 2007.

Total Expenses increased $20.0 million or 12.6% to $178.5 million for the six months ended June 30, 2008 compared to $158.5 million for the six months ended June 30, 2007.  Property operating expenses including real estate taxes increased by $7.1 million or 11.7% for the six months ended June 30, 2008, which is primarily due to the acquisition of nine operating properties since January 1, 2007 and annual increases in salaries and real estate taxes.  Depreciation expense increased by $10.6 million or 23.2% for six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to the acquisition of new properties totaling approximately $350.0 million and capitalization of approximately $77.4 million of additions to rental properties during 2007.

Equity income in co-investments increased by $4.6 million due primarily to the repayment of the Company’s remaining investment in the Mountain Vista, LLC joint venture for the six months ended June 30, 2008.  The Company recognized $6.3 million of preferred income resulting from the final repayment of the investment for the six months ended June 30, 2008, compared to $2.0 million recognized as income related to the partial repayment of the investment for the six months ended June 30, 2007.  The Company recorded equity income on its investment in Fund II of $0.7 million for the six months ended June 30, 2008 compared to income of $0.1 million for the six months ended June 30, 2007.

Income from discontinued operations for the for the six months ended June 30, 2007 includes the sale of the City Heights joint venture property for a gain of $13.7 million, net of minority interest, and $10.3 million in fees from the City Heights joint venture partner, and the gain on sale of condominiums for $0.9 million.  Also included in the 2007 income from discontinued operations are the operations from the sale of the four Portland metropolitan region communities which occurred in the fourth quarter of 2007.  There was no income from discontinued operations for the six months ended June 30, 2008.

Liquidity and Capital Resources

In June 2008, Standard and Poor's (“S&P”) reaffirmed its corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P.

At June 30, 2008, the Company had $21.0 million of unrestricted cash and cash equivalents.  We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2008.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has a $200.0 million unsecured line of credit and, as of June 30, 2008, there was $55.0 million outstanding balance on the line at an average interest rate of 3.5%. This facility matures in March 2009, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 0.8%.

The Company also has a $100 million credit facility from Freddie Mac, that is secured by eight apartment communities and which matures in January 2009.  As of June 30, 2008, we had $100 million outstanding under this line of credit at an average interest rate of 3.1%. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate.  The Company has signed a letter of commitment to enter into a new five-year secured line of credit facility to replace the existing secured line of credit facility that matures in January 2009.  The new secured facility will expand the existing secured facility from $100 million to $150 million, and the new facility is expandable to $250 million.  The Company anticipates that the closing date for the new secured facility will occur during the fourth quarter of 2008.  In March 2007, the Company entered into an unsecured revolving line of credit for $10.0 million with a commercial bank with a current extended maturity date of March 2009.  Borrowing under this revolving line of credit are at the bank’s Prime Rate less 2.0%.  As of June 30, 2008 there was a no balance on the revolving line of credit.  The line is used to fund short-term working capital needs.  The Company’s line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.  The Company was in compliance with the line of credit covenants as of June 30, 2008 and December 31, 2007.

Index

During the first quarter of 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

The Company may from time to time sell shares of common stock into the existing trading market at current market prices through its Controlled Equity Offering program with Cantor Fitzgerald & Co.  During the first six months ended June 30, 2008, no shares were sold under this program.

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

The Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of $149.5 million during the third quarter of 2006.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially 0.1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  The conversion rate is currently 0.1842 shares of common stock per $25 per share liquidation preference.  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.

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

As of June 30, 2008, our mortgage notes payable totaled $1.4 billion which consisted of $1.1 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2008 to 2018 and $243.1 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 3.6%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2009 to 2039, and are subject to interest rate caps.

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

Derivative Activity

As of June 30, 2008 the Company had entered into eight forward-starting interest rate swaps totaling a notional amount of $400 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from July 2010 to October 2011.  These derivatives are expected to economically hedge the cash flows associated with the refinancing of debt that matures between July 2008 and October 2011 and they qualify for hedge accounting under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."  The fair value of the derivatives decreased $1.9 million during the six months ended June 30, 2008 to a liability value of $10.2 million as of June 30, 2008, and the derivative liability was recorded in other liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended June 30, 2008 and 2007.

Index

During April 2008, The Company obtained a $31.5 million loan secured by Park Hill at Issaquah, a community located in Issaquah, Washington, with a fixed interest rate of 5.5%, which matures in April 2018.   In conjunction with this transaction, the Company settled a $30.0 million forward-starting swap for a $1.7 million payment to the counterparty.  The amortization of the loss on settlement of the swap increases the effective interest rate on the mortgage loan to 6.1%.

During June 2008, The Company obtained a $22.5 million loan secured by Hampton Place, a community located in Los Angeles, with a fixed interest rate of 6.1%, which matures in June 2018.  In conjunction with this transaction, the Company settled a $20.0 million forward-starting swap for a $0.1 million payment to the counterparty.  The amortization of the loss on settlement of the swap increases the effective interest rate on the mortgage loan to 6.2%.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of June 30, 2008, excluding development projects owned by Fund II, the Company had five development projects comprised of 1,263 units for an estimated cost of $486.5 million, of which $285.2 million remains to be expended.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of June 30, 2008, the Company had three development communities totaling an estimated 1,018 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at June 30, 2008 was $316.9 million, of which $224.1 million remains to be expended.   The Company may also acquire land for future development purposes.   The Company owned five land parcels held for future development aggregating an estimated 434 units as of June 30, 2008. The Company had incurred $26.6 million in costs related to these five land parcels as of June 30, 2008.

The Company expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least a 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of June 30, 2008, the Company had eleven redevelopment communities aggregating 3,344 apartment units with estimated redevelopment costs of $123.7 million, of which approximately $59.8 million remains to be expended.  These amounts exclude two redevelopment projects owned by Fund II.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million.  Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilizes leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of June 30, 2008, owned eleven apartment communities and three development projects.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Index

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at June 30, 2008, and the effect these obligations could have on our liquidity and cash flow in future periods:

		2009 and	2011 and
(In thousands)	2008	2010	2012	Thereafter	Total
Mortgage notes payable	$88,991	$190,932	$184,385	$920,914	$1,385,222
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	155,000	-	-	155,000
Interest on indebtedness	37,591	94,638	56,350	180,340	368,919
Development commitments	65,800	306,400	101,000	36,200	509,400
Redevelopment commitments	19,800	40,000	-	-	59,800
Essex Apartment Value Fund II, L.P. capital commitment	9,858	-	-	-	9,858
	$222,040	$786,970	$341,735	$1,362,454	$2,713,199

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements, in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards for entities that are not wholly owned; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; (iii) internal cost capitalization; and (iv) qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from information reported in "Critical Accounting Policies and Estimates" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs of predevelopment, development and redevelopment projects, beliefs as to our ability to meet our cash needs during 2008 and to provide for dividend payments in accordance with REIT requirements, the Company’s and Fund II’s development and redevelopment pipeline, statements regarding the anticipated closing date of the Company’s new line of credit facility, and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current predevelopment, development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

Index

Funds from Operations (“FFO”)

FFO is a financial measure that is commonly used in the REIT industry.  The Company presents funds from operations as a supplemental performance measure.  FFO is not used by the Company as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of the Company’s operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of the Company’s ability to fund its cash needs.

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does the Company intend it to present, a complete picture of its financial condition and operating performance.  The Company believes that net earnings computed under GAAP remain the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings. Further, the Company believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

In calculating FFO, the Company follows the definition for this measure published by the National Association of REITs (“NAREIT”), which is a REIT trade association.  The Company believes that, under the NAREIT FFO definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation and (ii) the exclusion of gains and losses from the sale of previously depreciated properties.  The Company agrees that these two NAREIT adjustments are useful to investors for the following reasons:

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

Management believes that is has consistently applied the NAREIT definition of FFO to all periods presented.  However, there is judgment involved and other REITs’ calculation of FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to the Company’s calculation.

Index

The following table sets forth the Company’s calculation of FFO for the three and six months ended June 30, 2008 and 2007 (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income available to common stockholders	$9,688	$9,877	$25,392	$45,180
Adjustments:
Depreciation and amortization	28,683	25,166	56,417	46,884
Gains not included in FFO	-	(461)	-	(14,501)
Minority interests and co-investments (1)	1,892	1,915	4,319	4,321
Funds from operations	$40,263	$36,497	$86,128	$81,884

Funds from operations per share - diluted	$1.46	$1.32	$3.13	$3.01

Weighted average number shares outstanding diluted (2)	27,623,939	27,592,976	27,527,622	27,192,463

(1)	Amount includes the following: (i) minority interest related to Operating Partnership units, and (ii) depreciation add back for co-investments.
(2)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of June 30, 2008, we had entered into eight forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the refinancing of the Company’s long-term debt between 2008 and 2011. As of June 30, 2008, the Company also had $243.1 million of variable rate indebtedness, of which $179.5 million is subject to interest rate cap protection.   All derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of June 30, 2008.

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of June 30, 2008.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2008.

			Carrying and
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$400,000	2008-2011	$(10,318)	$3,174	$(26,899)
Interest rate caps	179,523	2008-2011	69	161	24
Total cash flow hedges	$579,523	2007-2011	$(10,249)	$3,335	$(26,875)

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

Index

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of June 30, 2008 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the Company’s $1.37 billion of fixed rate mortgage notes payable and exchangeable bonds at June 30, 2008 is approximately $1.42 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.

For the Years Ended	2008(1)	2009	2010(2)	2011(3)	2012	Thereafter	Total	Fair value

(In thousands)
Fixed rate debt	$88,991	23,456	153,591	152,004	31,872	917,210	$1,367,124	$1,415,151
Average interest rate	6.7%	6.4%	8.1%	6.4%	5.4%	5.0%
Variable rate debt	$-	168,885	-	509	-	228,704 (4)	$398,098	$398,098
Average interest	-	3.4%	-	4.0%	-	3.5%

(1) $25 million covered by a forward-starting swap at a fixed rate of 5.082%, with a settlement date on or before January 1, 2009.

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

(4) $179.5 million subject to interest rate caps.

The table incorporates only those exposures that exist as of June 30, 2008; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4: Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of June 30, 2008, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

Index

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

Item IA: Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Many factors affect the Company’s actual financial performance and may cause the Company’s future results to be different from past performance or trends.  These factors include those set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC and available at www.sec.gov, under the caption “Potential Factors Affecting Future Operating Results,” and the following:

Development and Redevelopment Activities

The Company pursues development and redevelopment projects of apartment communities from time to time. These investments generally require various government and other approvals, the receipt of which cannot be assured. The Company's development and redevelopment activities generally entail certain risks, including the following:

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

Interest Rate Fluctuations

The Company monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective.  The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Company's variable interest rate debt. The effect of prolonged interest rate increases could negatively impact the Company's ability to make acquisitions and develop properties and the Company's ability to refinance existing borrowings at acceptable rates and negatively impact the current dividend rate.

Item 4: Submissions of Matters to a Vote of Security Holders

At the Company’s annual meeting, held on May 6, 2008 in Menlo Park, California, the following votes of security holders occurred:

(a)
The following persons were duly elected by the stockholders of the Company as Class II directors of the Company, each for a three (3) year term (until 2011) and until their successors are elected and qualified:

(1)	David W. Brady, 21,201,288 votes for and 405,413 votes withheld;

(2)	Robert E. Larson, 21,202,082 votes for and 404,619 votes withheld; and

(3)	Michael J. Schall, 21,155,371 votes for and 451,330 votes withheld; and

(4)	Willard H. Smith, Jr., 21,201,213 votes for and 405,488 votes withheld; and

(b)
The stockholders ratified the appointment of KPMG LLP as the Company’s independent public auditors for the year ended December 31, 2008 by a vote of 21,532,132 for, 62,053 votes against and 12,514 votes abstaining.

Index

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

Date: August 6, 2008

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

/S/ BRYAN HUNT

Bryan Hunt
Vice President, Chief Accounting Officer