Form 10-Q
period 2008-09-30
ESSEX PROPERTY TRUST INC
filed 2008-11-03
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

26,795,274 shares of Common Stock as of October 30, 2008

ESSEX PROPERTY TRUST, INC.
FORM 10-Q
INDEX

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
Assets
Real estate:
Rental properties:
Land and land improvements	$669,322	$670,494
Buildings and improvements	2,485,788	2,447,265

	3,155,110	3,117,759
Less accumulated depreciation	(612,249)	(541,987)

	2,542,861	2,575,772
Real estate - held for sale, net	15,983	-
Real estate under development	347,979	233,445
Co-investments	66,363	64,191

	2,973,186	2,873,408
Cash and cash equivalents-unrestricted	33,404	9,956
Cash and cash equivalents-restricted	12,552	12,527
Marketable securities	58,614	2,017
Receivables from related parties	967	904
Notes and other receivables	45,782	49,632
Prepaid expenses and other assets	23,474	20,286
Deferred charges, net	11,347	11,593

Total assets	$3,159,326	$2,980,323

Liabilities and Stockholders' Equity
Mortgage notes payable	$1,341,327	$1,262,873
Mortgage notes payable - held for sale	10,799	-
Exchangeable bonds	225,000	225,000
Lines of credit	153,000	169,818
Accounts payable and accrued liabilities	64,759	52,783
Construction payable	20,089	5,365
Dividends payable	32,037	28,521
Other liabilities	16,672	17,773

Total liabilities	1,863,683	1,762,133
Commitments and contingencies
Minority interests	279,930	281,960
Cumulative convertible preferred stock; $.0001 par value:4.875% Series G - 5,980,000 issued and outstanding	145,912	145,912
Stockholders' equity:
Common stock, $.0001 par value, 649,702,178 shares authorized 24,943,675 and 24,876,737 shares issued and outstanding	2	2
Cumulative redeemable preferred stock; $.0001 par value:7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares authorized and no shares issued and outstanding	-	-
Additional paid-in capital	982,754	857,109
Distributions in excess of accumulated earnings	(122,044)	(82,805)
Accumulated other comprehensive income (loss)	(15,911)	(8,988)

Total stockholders' equity	869,801	790,318

Total liabilities and stockholders' equity	$3,159,326	$2,980,323

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental and other property	$102,907	$95,012	$302,898	$275,747
Management and other fees from affiliates	1,311	1,268	3,965	3,662
	104,218	96,280	306,863	279,409
Expenses:
Property operating, excluding real estate taxes	25,719	22,949	74,625	66,707
Real estate taxes	8,630	8,185	24,904	23,298
Depreciation and amortization	27,952	24,169	82,564	69,036
Interest	19,399	19,459	57,835	57,688
Amortization of deferred financing costs	686	701	2,109	2,054
General and administrative	6,524	6,415	19,600	18,519
	88,910	81,878	261,637	237,302

Earnings from operations	15,308	14,402	45,226	42,107

Gain on sale of real estate	2,446	-	2,446	-
Interest and other income	2,847	2,407	8,048	7,454
Equity income in co-investments	335	322	7,325	2,767
Minority interests	(5,666)	(5,088)	(16,929)	(15,459)
Income before discontinued operations	15,270	12,043	46,116	36,869
Income (loss) from discontinued operations (net of minority interests)	(584)	265	(1,417)	25,172
Net income	14,686	12,308	44,699	62,041
Dividends to preferred stockholders	(2,310)	(2,311)	(6,931)	(6,864)
Net income available to common stockholders	$12,376	$9,997	$37,768	$55,177

Per common share data:
Basic:
Income before discontinued operations available to common stockholders	$0.52	$0.39	$1.58	$1.23
Income (loss) from discontinued operations	(0.02)	0.01	(0.06)	1.03
Net income available to common stockholders	$0.50	$0.40	$1.52	$2.26
Weighted average number of common shares outstanding during the period	25,110,710	25,165,276	24,876,611	24,370,184

Diluted:
Income before discontinued operations available to common stockholders	$0.51	$0.38	$1.56	$1.20
Income (loss) from discontinued operations	(0.02)	0.01	(0.06)	1.01
Net income available to common stockholders	$0.49	$0.39	$1.50	$2.21
Weighted average number of common shares outstanding during the period	25,474,924	25,555,928	25,182,107	24,983,765

Dividend per common share	$1.02	$0.93	$3.06	$2.79

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity and
Comprehensive Income for the nine months ended September 30, 2008
(Unaudited)
(Dollars and shares in thousands)

						Distributions
	Series F				Additional	in excess of	Accumulated other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Total
Balances at December 31, 2007	1,000	$25,000	24,877	$2	$857,109	$(82,805)	$(8,988)	$790,318
Comprehensive income:
Net income	-	-	-	-	-	44,699	-	44,699
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	(6,923)	(6,923)
Comprehensive income								37,776
Issuance of common stock under:
Stock-based compensation plans	-	-	79	-	5,714	-	-	5,714
Issuance of common stock	-	-	1,131	-	133,654	-	-	133,654
Retirement of common stock	-	-	(143)	-	(13,723)	-	-	(13,723)
Dividends declared	-	-	-	-	-	(83,938)	-	(83,938)
Balances at September 30, 2008	1,000	$25,000	25,944	$2	$982,754	$(122,044)	$(15,911)	$869,801

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Net cash provided by operating activities	$143,048	$158,148

Cash flows used in investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(93,906)	(333,110)
Capital expenditures and redevelopment	(52,420)	(52,124)
Additions to real estate under development	(92,497)	(96,236)
Dispositions of real estate and investments	44,980	124,103
Changes in restricted cash and refundable deposits	(2,791)	1,979
Purchases of marketable securities	(62,522)	(5,843)
Sales and maturities of marketable securities	5,925	-
Advances under notes and other receivables	(1,958)	(19,192)
Collections of notes and other receivables	5,980	1,472
Contributions to co-investments	(4,183)	(22,164)
Distributions from co-investments	9,423	15,330
Net cash used in investing activities	(243,969)	(385,785)

Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	565,096	665,709
Repayment of mortgage and other notes payable and lines of credit	(450,485)	(494,331)
Additions to deferred charges	(2,105)	(1,516)
Settlement of forward-starting swaps	(1,840)	1,311
Net proceeds from stock options exercised	4,841	3,786
Net proceeds from sale of common stock	133,654	213,672
Repurchase of common stock	(13,723)	(1,409)
Distributions to minority interest partners	(18,128)	(77,145)
Redemption of minority interest limited partnership units	(12,304)	(9,983)
Common and preferred stock dividends paid	(80,637)	(71,880)
Net cash provided by financing activities	124,369	228,214

Net increase in cash and cash equivalents	23,448	577
Cash and cash equivalents at beginning of period	9,956	9,662
Cash and cash equivalents at end of period	$33,404	$10,239

Supplemental disclosure of cash flow information:

Cash paid for interest, net of $8.2 million and $3.6 million capitalized in 2008 and 2007, respectively	$46,929	$52,443

Supplemental disclosure of noncash investing and financing activities:
Mortgage note assumed by buyer in connection with sale of property	$42,200	$-
Mortgage note assumed in connection with land contribution	$-	$43,839
Mortgage note issued to buyer in connection with sale of property	$4,070	$-
Land contributed by a partner in a consolidated joint venture	$10,500	$22,200
Change in value of cash flow hedges and amortization of swap settlements	$6,923	$6,602
Change in construction payable	$14,724	$5,576
Issuance of DownREIT units in connection with purchase of real estate	$-	$7,067
Property received in satisfaction of note receivable	$1,500	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company).  See below for a description of entities consolidated by the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 91.4% general partnership interest as of September 30, 2008.

As of September 30, 2008, the Company owned or had ownership interests in 133 apartment communities, (aggregating 26,790 units), six office buildings, and one manufactured housing community (containing 157 sites) (collectively, the “Properties”). The Properties are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area.

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million. The Company has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of September 30, 2008, owned eleven apartment communities and three development projects.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Marketable Securities

Marketable securities consist primarily of U.S. treasury or agency securities and tax-exempt variable rate demand notes with original maturities of more than three months when purchased.  The Company has classified U.S. treasury and agency securities as held-to-maturity securities, and the Company reports these securities at amortized cost.  The Company has classified the tax-exempt variable rate demand notes as available for sale and the Company reports these securities at fair value and any unrealized gain or loss is recorded as other comprehensive income (loss).   Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates a joint venture development project, 19 DownREIT limited partnerships (comprising twelve properties), an office building that is subject to loans made by the Company, and prior to the sale of the property during 2007, the buildings and improvements that were owned by a third-party subject to a ground lease on land that was owned by the Company.  The Company consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The consolidated total assets and liabilities related to these variable interest entities (“VIEs”), net of intercompany eliminations, were approximately $247.7 million and $168.4 million, respectively, as of September 30, 2008 and $222.7 million and $163.9 million, respectively, as of December 31, 2007.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2007, the Company had two VIE’s of which it was not deemed to be the primary beneficiary.  Total assets and liabilities of these entities were $71.7 million and $58.3 million, as of December 31, 2007.  As of September 30, 2008, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

Stock-based compensation expense for options and restricted stock totaled $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and $0.9 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.  The intrinsic value of the stock options exercised during the three months ended September 30, 2008 and 2007 totaled $1.4 million and $2.2 million, respectively, and $4.1 million and $4.9 for the nine months ended September 30, 2008 and 2007.  As of September 30, 2008, the intrinsic value of the stock options outstanding and fully vested totaled $15.1 million. As of September 30, 2008, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $4.7 million.  The cost is expected to be recognized over a weighted-average period of 3 to 5 years for the stock option plans and 7 years for the restricted stock awards.

The Company adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z Units totaled $0.4 million for the three months ended September 30, 2008 and 2007, and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Stock-based compensation capitalized for stock options, restricted stock awards, and the Z Units totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008 the intrinsic value of the Z Units subject to conversion totaled $18.6 million.  As of September 30, 2008, total unrecognized compensation cost related to Z Units subject to conversion in the future granted under the Z Units totaled $6.6 million.  The unamortized cost is expected to be recognized over the next 3 to 11 years subject to the achievement of the stated performance criteria.

Stock-based compensation expense for the Outperformance Plan, (the “OPP”) adopted in December 2007 totaled approximately $0.3 million and $0.9 million for three and nine months ended September 30, 2008, respectively.   Total unrecognized compensation cost less an estimate for forfeitures related to the OPP totaled $4.4 million as of September 30, 2008.  The unamortized cost is expected to be recognized over the expected service period of five years for senior officers and three years for non-employee directors.

The Company’s stock-based compensation assumptions have not changed materially from information reported in Note 2(l), “Stock-Based Compensation,” and Note 14, “Stock-Based Compensation Plans,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Index

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”).  FAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  Through September 30, 2008, The Company has not elected to measure any eligible financial assets and liabilities at fair value.

In December 2007, the FASB issued revised FAS No. 141, “Business Combinations” (“FAS 141(R)”).  FAS141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;  recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management is currently evaluating the impact FAS 141(R) will have on the Company’s accounting for future business combinations.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact FAS 160 will have on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense.  APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited and retroactive application is required for all periods presented.  The interest expense from the Company’s $225.0 million exchangeable senior notes (the “Notes”) with a coupon rate of 3.625% due November 2025, which were issued in the fourth quarter of 2005, will be impacted by APB 14-1.  Based on the Company's understanding of the application of APB 14-1, this will result in an additional non-cash interest expense of additional interest of approximately $4.0 million for 2008 and 2009, respectively.  The Company will adopt APB 14-1 as of January 1, 2009, and the Company will present prior period comparative results reflecting the impact of APB 14-1.

(2)  Significant Transactions

(a)  Acquisitions

In July 2008, the Company acquired Chestnut Street Apartments, a 96-unit apartment community located in Santa Cruz, California, for $22.1 million. The property was built in 2002 and includes approximately 9,000 square feet of commercial and retail space.  Also, during July the Company received seven condominium units with an estimated fair value of $1.5 million in full satisfaction of its participating loan made in 2005 to the buyer of Eastridge Apartments and, as a result, recognized $1.5 million of the previously deferred $2.2 million gain on sale of Eastridge Apartments.

In August 2008, the Company acquired The Highlands at Wynhaven, a 333-unit apartment community located in Issaquah, Washington for $66.3 million.

(b)  Dispositions

During the third quarter of 2008, the Company sold Cardiff by the Sea Apartments, located in Cardiff, California for $71.0 million and St. Cloud Apartments, located in Houston, Texas for $8.8 million resulting in a combined gain of $46,000.  The Company also sold the Circle recreational vehicle park for $5.4 million resulting in a gain of $0.9 million, and the Company sold the Vacationer recreational vehicle park for $4.6 million.  The gain on sale of $0.8 million resulting from the sale of Vacationer was deferred due to the fact the Company loaned $4.1 million to the buyer at a fixed rate of 6.5% due in August 2011.

Index

The Company is in contract to sell Coral Gardens, a 200-unit apartment community located in El Cajon, California in the fourth quarter of 2008 for $19.8 million.  This community is classified as held for sale as of September 30, 2008.

(c) Equity Transactions

During the third quarter of 2008, the Company issued 1,130,750 shares of common stock and during October 2008, the Company issued 78,300 shares at an average share price of $120.17.  Since July 2008, the Company issued 1,209,050 shares of common stock for $142.8 million, net of fees and commissions.  The Company will use the net proceeds to pay down debt, to fund the development pipeline and for future investments.

(d) Debt and Financing Activities

During July 2008, the Company paid-off an $89.0 million cross-collateralized mortgage loan at a fixed rate of 6.62%.

During August 2008, the Company obtained a mortgage loan in the amount of $53.0 million secured by Mill Creek, with a fixed rate of 5.77% which matures in August 2018.  In conjunction with the sale of Cardiff by the Sea, the buyer assumed the mortgage loan totaling $42.2 million at a fixed rate of 5.71%.

During September 2008, the Company obtained mortgage loans in the amount of $23.0 million at a fixed rate of 5.79% and $22.5 million at a fixed rate of 5.81%, secured by the Palisades and Bridgeport communities, respectively.  Both mortgage loans mature in September 2018.

During October 2008, the Company repurchased and retired $29.7 million of the Company’s $225 million exchangeable senior notes (“Notes”).  The Company repurchased these Notes at a discount to par value and expects to report a gain of approximately $1.1 million from the extinguishment of debt in the fourth quarter of 2008.

The Company has signed a letter of commitment to enter into a new five-year secured line of credit facility with Freddie Mac to replace the existing secured line of credit facility that matures in January 2009.  The new secured facility will expand the existing secured facility from $100 million to $150 million, and the new facility will be expandable to $250 million.  The Company anticipates that the closing date for the new secured facility will occur by the end of the fourth quarter of 2008.

(3) Co-investments

The Company has joint venture investments (“co-investments”), which are accounted for under the equity method.  The co-investments own development projects and operating apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	September 30,	December 31,
	2008	2007

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$60,866	$58,419
Preferred limited partnership interest in Mountain Vista Apartments, LLC (A)	-	1,182
Development joint venture	4,997	4,090
	65,863	63,691
Investments accounted for under the cost method of accounting:
Series A Preferred Stock interest in Multifamily Technology Solutions, Inc	500	500
Total co-investments	$66,363	$64,191

(A)	The investment was held in an entity that included an affiliate of The Marcus & Millichap Company (“TMMC”), and is the general partner. TMMC’s Chairman is also the Chairman of the Company.

Index

The combined summarized balance sheet for co-investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	September 30,	December 31,
	2008	2007
Balance sheets:
Real estate and real estate under development	$519,921	$614,266
Other assets	7,672	16,184

Total assets	$527,593	$630,450

Mortgage notes payable	$298,442	$322,615
Other liabilities	12,733	24,014
Partners' equity	216,418	283,821

Total liabilities and partners' equity	$527,593	$630,450

Company's share of equity	$65,863	$63,691

The combined summarized statement of operations for co-investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Statements of operations:
Property revenues	$11,906	$11,761	$34,232	$34,596
Operating expenses	(4,565)	(4,335)	(13,180)	(13,805)
Interest expense	(2,876)	(3,369)	(8,205)	(10,623)
Depreciation and amortization	(3,308)	(3,485)	(9,979)	(10,431)

Total net income (loss)	$1,157	$572	$2,868	$(263)

Company's share of operating net income	335	322	1,007	421
Company's preferred interest/gain - Mt. Vista	-	-	6,318	2,346
Company's share of net income	$335	$322	$7,325	$2,767

Through September 30, 2008, the Company has made contributions to a joint venture totaling $5.0 million related to a development project located in Southern California, which was still in the predevelopment stage as of September 30, 2008.

In January 2008, the Company received $7.5 million and recognized $6.3 million of preferred income which is included in equity income in co-investments from the repayment of its investment in Mountain Vista Apartments, LLC.

(4) Notes and Other Receivables

Notes receivables secured by real estate, and other receivables consist of the following as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007

Note receivable, secured, bearing interest at LIBOR + 4.65%, due July 2008	$-	$5,448
Note receivable, secured, bearing interest at LIBOR + 3.38%, due February 2009	12,863	10,999
Note receivable, secured, bearing interest at LIBOR + 2.95%, due April 2009	14,000	14,010
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,328	7,346
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,260	7,128
Other receivables	4,331	4,701
	$45,782	$49,632

In September 2007, the Company originated a loan to the owners of an apartment community under development in Vancouver, Washington, with a maturity date of February 2009.  The proceeds from the loan refinanced the property and are providing funding for the completion of the 146-unit apartment community.  In July 2008, the Company ceased recording interest income and issued a notice of monetary default to the borrower, and the borrower filed for bankruptcy.  The Company expects the note will be settled through the foreclosure or sale of the property for full payment of the note.

Index

(5) Related Party Transactions

Other related party receivables consist primarily of accrued payroll costs and management fees due from Fund II totaling $1.0 million and $0.9 million as of September 30, 2008 and December 31, 2007, respectively.  Management and other fees from affiliates include property management, asset management, development and redevelopment fees from related parties of $1.3 million for the quarters ended September 30, 2008 and 2007, and $4.0 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively.  The Company’s Chairman, George Marcus, is also the Chairman of TMMC, which is a real estate brokerage firm. The Company paid $0.2 million and $0 brokerage commissions on the sale of real estate during the three months ended September 30, 2008 and 2007, respectively, and $0.2 million and $1.3 million during the nine months ended September 30, 2008 and 2007, respectively.

As discussed in Note 3, in January 2008, the Company received $7.5 million from an investment held in an affiliate of TMMC and recognized $6.3 million of preferred income which is included in equity income from co-investments.

(6)  Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its apartment communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are properties classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities.  Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007
Revenues:
Southern California	$53,442	$52,429
Northern California	30,516	25,608
Seattle Metro	18,269	16,355
Other real estate assets	680	620
Total property revenues	$102,907	$95,012

Net operating income:
Southern California	$36,282	$35,979
Northern California	19,877	16,919
Seattle Metro	12,037	10,680
Other real estate assets	362	300
Total net operating income	68,558	63,878

Depreciation and amortization	(27,952)	(24,169)
Interest expense	(19,399)	(19,459)
Amortization of deferred financing costs	(686)	(701)
General and administrative	(6,524)	(6,415)
Management and other fees from affiliates	1,311	1,268
Gain on sale or real estate	2,446	-
Interest and other income	2,847	2,407
Equity income in co-investments	335	322
Minority interests	(5,666)	(5,088)
Income before discontinued operations	$15,270	$12,043

Index

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Revenues:
Southern California	$159,725	$155,632
Northern California	88,782	71,122
Seattle Metro	52,355	47,144
Other real estate assets	2,036	1,849
Total property revenues	$302,898	$275,747

Net operating income:
Southern California	$109,582	$107,608
Northern California	58,002	47,081
Seattle Metro	34,925	31,035
Other real estate assets	860	18
Total net operating income	203,369	185,742

Depreciation and amortization	(82,564)	(69,036)
Interest expense	(57,835)	(57,688)
Amortization of deferred financing costs	(2,109)	(2,054)
General and administrative	(19,600)	(18,519)
Management and other fees from affiliates	3,965	3,662
Gain on sale of real estate	2,446	-
Interest and other income	8,048	7,454
Equity income in co-investments	7,325	2,767
Minority interests	(16,929)	(15,459)
Income before discontinued operations	$46,116	$36,869

	September 30,	December 31,
	2008	2007
Assets:
Southern California	$1,218,392	$1,354,818
Northern California	852,061	829,879
Seattle Metro	420,411	353,737
Other real estate assets	51,997	37,338
Net rental properties	2,542,861	2,575,772

Real estate - held for sale, net	15,983	-
Real estate under development	347,979	233,445
Co-investments	66,363	64,191
Cash and cash equivalents	45,956	22,483
Marketable securities	58,614	2,017
Notes and other receivables	46,749	50,536
Other non-segment assets	34,821	31,879
Total assets	$3,159,326	$2,980,323

Index

(7)	Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$12,960	25,111	$0.52	$9,732	25,165	$0.39
Income (loss) from discontinued operations	(584)	25,111	(0.02)	265	25,165	0.01
	12,376		$0.50	9,997		$0.40

Effect of Dilutive Securities (1)	-	364		-	391

Diluted:
Income from continuing operations available to common stockholders	12,960	25,475	$0.51	9,732	25,556	$0.38
Income (loss) from discontinued operations	(584)	25,475	(0.02)	265	25,556	0.01
	$12,376		$0.49	$9,997		$0.39

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income before discontinued operations available to common stockholders	$39,185	24,877	$1.58	$30,005	24,370	$1.23
Income (loss) from discontinued operations	(1,417)	24,877	(0.06)	25,172	24,370	1.03
	37,768		$1.52	55,177		$2.26

Effect of Dilutive Securities (1)	-	305		-	614

Diluted:
Income before discontinued operations available to common stockholders	39,185	25,182	$1.56	30,005	24,984	$1.20
Income (loss) from discontinued operations	(1,417)	25,182	(0.06)	25,172	24,984	1.01
	$37,768		$1.50	$55,177		$2.21

(1)
Weighted convertible limited partnership units of 2,184,446 and 2,273,992 for the three months ended September 30, 2008 and 2007, respectively, and 2,224,828 and 2,285,541 for the nine months ended September 30, 2008 and 2007, respectively, and Series Z incentive units of 250,927 and 213,205 for the three months ended September 30, 2008 and 2007, respectively, and  250,514 and 213,045 for the nine months ended September 30, 2008 and 2007, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability and intent to redeem DownREIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

On or after November 1, 2020, the holders of the $225 million exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at Essex’s option, a portion of the notes may be exchanged for Essex common stock; the original exchange rate was $103.25 per share of Essex common stock.  The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  During the three and nine months ended September 30, 2008 the weighted average common stock price exceeded the current strike price and therefore common stock issuable upon exchange of the exchangeable notes was included in the diluted share count.  The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 28,250 and 45,004 for the three months ended September 30, 2008 and 2007, respectively, and 75,111 and 19,753 for the nine months ended September 30, 2008 and 2007, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three and nine months ended and, therefore, were anti-dilutive.

The 5,980,000 shares of Series G cumulative convertible preferred stock have been excluded from diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 as the effect was anti-dilutive.

Index

(8)  Derivative Instruments and Hedging Activities

As discussed in Note 1, the Company adopted FAS 157 as of January 1, 2008.  The Company values forward-starting interest rate swaps at fair value, and based on the fair value hierarchy of valuation techniques, the Company has elected to use fair values determined by Level 2.  Level 2 valuation methodology is determined based on inputs other than quoted prices in active markets for identical assets or liabilities the Company has the ability to access as included in Level 1 valuation methodology that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  As of September 30, 2008, forward-starting interest rates swaps are the only assets and liabilities that the Company measured at fair value based on the FAS 157 fair valuation methodology.

As of September 30, 2008 the Company had eight forward-starting interest rate swaps totaling a notional amount of $400 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from December 2008 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with the refinancing of debt that matures December 2008 through October 2011.  The fair value of the derivatives decreased $5.1 million during the nine months ended September 30, 2008 to a liability value of $15.4 million as of September 30, 2008, and the derivative liability was recorded in other liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended September 30, 2008 and 2007.

During the second quarter 2008, the Company settled one forward-starting interest rate swaps for a total of $1.8 million in payments to counterparties.  The $1.8 million loss on settlement will be amortized over the life of the 10-year secured mortgage loans.

(9)  Discontinued Operations

In the normal course of business, the Company will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  Essex classifies real estate as "held for sale" when all criteria under FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“FAS 144”) have been met.

During February 2007, City Heights Apartments, a 687-unit community located in Los Angeles was sold to a third-party for $120 million.  The Company’s share of the proceeds from the sale totaled $33.9 million, resulting in a $13.7 million gain on sale to the Company, and an additional $10.3 million for fees from the City Heights joint venture partner are included in discontinued operations in the accompanying condensed consolidated statements of operations.

In December 2007, the Company sold four communities (875-units) in the Portland metropolitan area and, as a result, has classified the results of operations for these communities as discontinued operations for the three and nine months ended September 30, 2007.

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

During the third quarter of 2008, the Company sold Cardiff by the Sea, a 300-unit community located in Cardiff, California for $71.0 million and St. Cloud Apartments, a 302-unit community located in Houston, Texas for $8.8 million resulting in a combined gain of $46,000.  The Company has recorded the gain on sale operations for these two apartment communities as part of discontinued operations in the accompanying consolidated statements of operations.

The Company is in contract to sell Coral Gardens, a 200-unit apartment community located in El Cajon, California in the fourth quarter of 2008 for $19.8 million.  This community is classified as held for sale as of September 30, 2008, and as a result, has classified the results of operations for Coral Gardens as discontinued operations.

Index

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental revenues	$1,677	$4,594	$6,528	$13,416
Interest and other income	-	-	-	290
Revenues	1,677	4,594	6,528	13,706
Property operating expenses	(1,183)	(2,142)	(3,594)	(5,899)
Interest expense	(545)	(783)	(2,087)	(1,729)
Depreciation and amortization	(629)	(1,443)	(2,434)	(3,460)
Minority interests	54	(20)	128	(226)
Expenses	(2,303)	(4,388)	(7,987)	(11,314)
Gain on sale of real estate	46	64	46	79,275
Subordination fees	-	-	-	10,290
Minority interests - OP units	(4)	(5)	(4)	(2,156)
Minority interests - City Heights	-	-	-	(64,629)
Net gain on sale of real estate	42	59	42	22,780
			-
Income from discontinued operations	$(584)	$265	$(1,417)	$25,172

(10)  Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 and our Current Report on Form 10-Q for the quarter ended September 30, 2008.

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

As of September 30, 2008, we had ownership interests in 133 apartment communities, comprising 26,790 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Ventura, Los Angeles, Santa Barbara, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2008, the Company also had ownership interests in nine office buildings and one manufactured housing community (containing 157 sites).

As of September 30, 2008, the Company’s consolidated development pipeline, excluding development projects owned by Fund II, was comprised of five development projects, three predevelopment projects, and five land parcels held for future development aggregating 2,715 units, with total incurred costs of $348.0 million, and estimated remaining project costs of approximately $483.6 million for total estimated project costs of $831.6 million.

Index

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2008		As of September 30, 2007
	Apartment Homes	%	Apartment Homes	%
Southern California	12,225	51%	12,225	52%
Northern California	6,457	27%	6,361	27%
Seattle Metro	5,338	22%	5,005	21%
Total	24,020	100%	23,591	100%

Co-investments including Fund II properties and properties included in discontinued operations are not included in the table presented above for both periods presented.

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Our average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Properties” (stabilized properties consolidated by the Company for the quarters ended September 30, 2008 and 2007) increased 40 basis points to 96.3% as of September 30, 2008 from 95.9% as of September 30, 2007.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended September 30, 2008 and 2007 is as follows:
	Three months ended
	September 30,
	2008	2007
Southern California	95.4%	95.5%
Northern California	97.8%	96.8%
Seattle Metro	96.8%	95.9%

The table below illustrates a breakdown of revenues, including revenues attributable to the Quarterly Same-Properties.

		Three Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2008	2007	Change	Change
Property Revenues (dollars in thousands)
Same-Properties:
Southern California	57	$48,237	$47,701	$536	1.1%
Northern California	18	20,080	18,527	1,553	8.4
Seattle Metro	24	16,493	15,349	1,144	7.5
Total Same-Property revenues	99	84,810	81,577	3,233	4.0
Non-Same Property Revenues (1)		18,097	13,435	4,662	34.7
Total property revenues		$102,907	$95,012	$7,895	8.3%

(1) Includes properties acquired since January 1, 2007, eight redevelopment communities, three office buildings and two development communities.

Quarterly Same-Property Revenues increased by $3.2 million or 4.0% to $84.8 million in the third quarter of 2008 from $81.6 million in the third quarter of 2007.  The increase in the third quarter of 2008 was primarily attributable to the increase in scheduled rents from the Quarterly Same-Properties which increased $2.7 million or 3.4% compared to the third quarter of 2007.  Average rental rates for Quarterly Same-Property communities were $1,404 per unit in the third quarter of 2008 compared to $1,359 per unit in the third quarter of 2007.  Occupancy increased quarter over quarter by 40 basis points or $0.2 million, and delinquency and rent concessions decreased slightly by a combined $0.2 million, and other income was consistent between quarters.

Index

Quarterly Non-Same Property Revenues increased by $4.7 million or 34.7% to $18.1 million in the third quarter of 2008 from $13.4 million in the third quarter of 2007.  The increase was attributable to ten apartment communities acquired since January 1, 2007 totaling a $3.5 million increase in revenue compared to third quarter of 2007, eight communities that were in redevelopment totaling a $1.1 million increase in revenue compared to the third quarter of 2007, and two development properties totaling a $0.1 million increase in revenue compared to the third quarter of 2007.

Total Expenses increased $7.0 million or 8.6% to $88.9 million in the third quarter of 2008 from $82.1 million in the third quarter of 2007.  Property operating expenses including real estate taxes increased by $3.2 million or 10.3% for the quarter, which is primarily due to the acquisition of ten operating properties, leasing at two development properties since January 1, 2007, and annual increases in salaries and real estate taxes.  Depreciation expense increased by $3.8 million or 15.7% for the third quarter 2008 compared to the third quarter of 2007, primarily due to the acquisition of ten operating properties since January 1, 2007.

Gain on sale of real estate for the third quarter of 2008 totaling $2.4 million relates to the sale of the Circle RV park for $5.4 million resulting in a gain of $0.9 million, and $1.5 million of the gain that was previously deferred on the 2005 sale of Eastridge Apartments.  The $1.5 million gain recognized is equal to the estimated fair value of seven condominium units received in satisfaction of the note receivable issued in connection with the sale of Eastridge Apartments.  There were no gains or losses recorded from the sale of other real estate in the third quarter of 2007.

Income from discontinued operations for the third quarter of 2008 includes the operating results of Coral Gardens which was classified as held for sale as of September 30, 2008, and the operating results of Cardiff by the Sea and St. Cloud along with their combined gain on sale $46,000.  For the third quarter of 2007, operating results includes the four Portland metropolitan region communities, which were sold in the fourth quarter of 2007, and the gain on sale of condominiums for $0.1 million.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Our average financial occupancies for the Company’s stabilized apartment communities or “2008/2007 Same-Properties” (stabilized properties consolidated by the Company for the nine months ended September 30, 2008 and 2007) increased 50 basis points to 96.2% as of September 30, 2008 from 95.7% as of September 30, 2007.

The regional breakdown of the Company’s 2008/2007 Same-Property portfolio for financial occupancy for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended
	September 30,
	2008	2007
Southern California	95.5%	95.5%
Northern California	97.5%	96.2%
Seattle Metro	96.8%	96.0%

The table below illustrates a breakdown of revenues, including revenues attributable to 2008/2007 Same-Properties.

		Nine Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2008	2007	Change	Change
Property Revenues (dollars in thousands)
Same-Properties:
Southern California	56	$140,566	$137,921	$2,645	1.9%
Northern California	18	59,021	53,655	5,366	10.0
Seattle Metro	23	46,344	42,830	3,514	8.2
Total Same-Property revenues	97	245,931	234,406	11,525	4.9
Non-Same Property Revenues (1)		56,967	41,341	15,626	37.8
Total property revenues		$302,898	$275,747	$27,151	9.8%

(1) Includes properties acquired since January 1, 2007, ten redevelopment communities, three office buildings, and two development communities.

2008/2007 Same-Property Revenues increased by $11.5 million or 4.9% to $245.9 million for the nine months ended September 30, 2008 compared to $234.4 million for the nine months ended September 30, 2007.  The increase for the nine months ended September 30, 2008 was primarily attributable to an increase in the scheduled rents from the 2008/2007 Same-Property portfolio which increased $10.5 million or 4.5%.  Average rental rates for 2008/2007 Same-Property communities were $1,399 per unit for the nine months ended September 30, 2008 compared to $1,339 per unit for the nine months ended September 30, 2007.  Occupancy increased for the nine months ended September 30, 2008 by 50 basis points or $0.6 million, other income increased by $0.5 million and delinquency and rent concessions, were consistent between periods.

Index

2008/2007 Non-Same Property Revenues increased by $15.6 million or 37.8% to $57.0 million for the nine months ended September 30, 2008 from $41.3 million for the nine months ended September 30, 2007.  The increase was attributable to ten apartment communities acquired since January 1, 2007 totaling a $12.4 million increase in revenue compared to the nine months ended September 30, 2007, ten communities that were in redevelopment totaling a $3.0 million increase in revenue compared to the nine months ended September 30, 2007, and two development properties totaling a $0.2 million increase in revenue compared to the nine months ended September 30, 2007.

Total Expenses increased $24.3 million or 10.3% to $261.6 million for the nine months ended September 30, 2008 compared to $237.3 million for the nine months ended September 30, 2007.  Property operating expenses including real estate taxes increased by $9.5 million or 10.6% for the nine months ended September 30, 2008, which is primarily due to the acquisition of ten operating properties and the lease-up of two development properties since January 1, 2007, and annual increases in salaries and real estate taxes.  Depreciation expense increased by $13.5 million or 19.6% for nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to the acquisition of ten operating properties since January 1, 2007.

 Gain on sale of real estate for the third quarter of 2008 totaling $2.4 million relates to the sale of the Circle RV park for $5.4 million resulting in a gain of $0.9 million, and $1.5 million of the gain that was previously deferred on the 2005 sale of Eastridge Apartments.  The $1.5 million gain recognized is equal to the estimated fair value of seven condominium units received in satisfaction of the note receivable issued in connection with the sale of Eastridge Apartments.  There were no gains or losses recorded from the sale of other real estate in the third quarter of 2007.

Equity income in co-investments increased by $4.6 million due primarily to the repayment of the Company’s remaining investment in the Mountain Vista, LLC joint venture for the nine months ended September 30, 2008.  The Company recognized $6.3 million of  income resulting from the final repayment of the investment for the nine months ended September 30, 2008, compared to $2.0 million recognized as income related to the partial repayment of the investment for the nine months ended September 30, 2007.

Income from discontinued operations for the nine months ended September 30, 2008 includes the operating results of Coral Gardens which was classified as held for sale as of September 30, 2008, and the operating results of Cardiff by the Sea and St. Cloud and the combined gain of sale $46,000 for those two communities.   The nine months ended September 30, 2007 income from discontinued operations includes the sale of the City Heights joint venture property for a gain of $13.7 million, net of minority interest, and $10.3 million in fees from the City Heights joint venture partner, and the gain on sale of condominiums for $1.0 million.  Also included in the 2007 income from discontinued operations are the operations from the sale of the four Portland metropolitan region communities which occurred in the fourth quarter of 2007.

Liquidity and Capital Resources

In June 2008, Standard and Poor's (“S&P”) reaffirmed its corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P.

At September 30, 2008, the Company had $33.4 million of unrestricted cash and cash equivalents.  We believe that cash flows generated by our operations, existing cash balances, available for sale marketable securities, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs through 2009.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has a $200.0 million unsecured line of credit bank facility with six commercial banks and, as of September 30, 2008, there was $53.0 million outstanding balance on the line at an average interest rate of 3.3%.   This facility matures in March 2009, with an option for a one-year extension.  The underlying interest rate on this line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 0.8%.

Index

The Company also has a $100 million credit facility from Freddie Mac, that is secured by eight apartment communities and which matures in January 2009.  As of September 30, 2008, we had $100 million outstanding under this line of credit at an average interest rate of 3.1%. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate.  The Company has signed a letter of commitment to enter into a new five-year secured line of credit facility to replace the existing secured line of credit facility that matures in January 2009.  The new secured facility will expand the existing secured facility from $100 million to $150 million, and the new facility is expandable to $250 million.  The Company anticipates that the closing date for the new secured facility will occur by the end of the fourth quarter of 2008.  In March 2007, the Company entered into an unsecured revolving line of credit for $10.0 million with a commercial bank with a current extended maturity date of March 2009.  Borrowing under this revolving line of credit is at the bank’s Prime Rate less 2.0%.  As of September 30, 2008 there was a zero balance on the revolving line of credit.  The line is used to fund short-term working capital needs.  The Company’s line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.  The Company was in compliance with the line of credit covenants as of September 30, 2008 and December 31, 2007.

During the first quarter of 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

The Company may from time to time sell shares of common stock into the existing trading market at current market prices through its Controlled Equity Offering program with Cantor Fitzgerald & Co.  Pursuant to the Controlled Equity Offering Program, during the third quarter of 2008, the Company issued 1,130,750 shares of common stock and during October 2008, the Company issued 78,300 shares at an average share price of $120.17.  Since July 2008, the Company issued 1,209,050 shares of common stock for $142.8 million, net of fees and commissions.  The Company will use the net proceeds to pay down debt, to fund the development pipeline and for future investments.

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

The Company, through its Operating Partnership, has $225.0 million of outstanding exchangeable senior notes (the “Notes”) with a coupon of 3.625% due 2025. The Notes are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Company.  On or after November 1, 2020, the Notes will be exchangeable at the option of the holder into cash plus additional interest in shares of the Company’s common stock if the current share price exceeds the initial exchange price of $103.25 per share subject to certain adjustments.  The Notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  On or after November 4, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any).  Note holders may require the Operating Partnership to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the Notes on November 1, 2010, November 1, 2015 and November 1, 2020.

During October 2008, the Company repurchased and retired $29.7 million of the Notes.  The Company repurchased these bonds at a discount to par value and expects to report approximately a $1.1 million gain from the extinguishment of debt in the fourth quarter of 2008.

As of September 30, 2008, our mortgage notes payable totaled $1.4 billion which consisted of $1.1 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2009 to 2018 and $246.4 million of  variable rate debt that consists of $228.6 million of tax exempt variable rate demand bonds with a total weighted average interest rate of 3.6%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2009 to 2039, and are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

Index

The Company’s current financing activities have been impacted by the tightening in the credit markets as spreads on secured financing have increased to over 220 basis points over the relevant U.S. treasury securities.  Our strong balance sheet, the established relationships with our unsecured line of credit bank group and access to Fannie Mae and Freddie Mac secured debt financing have mitigated the impact to us of the turmoil being experienced by many other real estate companies.

Derivative Activity

As of September 30, 2008 the Company had eight forward-starting interest rate swaps totaling a notional amount of $400 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from December 2008 to October 2011.  These derivatives are expected to economically hedge the cash flows associated with the refinancing of debt that matures between December 2008 and October 2011 and they qualify for hedge accounting under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."  The fair value of the derivatives decreased $5.1 million during the nine months ended September 30, 2008 to a liability value of $15.4 million as of September 30, 2008, and the derivative liability was recorded in other liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended September 30, 2008 and 2007.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of September 30, 2008, excluding development projects owned by Fund II, the Company had five development projects comprised of 1,263 units for an estimated cost of $487.7 million, of which $260.0 million remains to be expended.   The Company has approximately $59.5 million undrawn on a construction loan to fund the Joule Broadway development project with approximately $76.5 million in estimated costs to complete the project.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of September 30, 2008, the Company had three development communities totaling an estimated 1,018 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at September 30, 2008 was $316.9 million, of which $223.6 million remains to be expended.   The Company may also acquire land for future development purposes.   The Company owned five land parcels held for future development aggregating an estimated 434 units as of September 30, 2008. The Company had incurred $27.0 million in costs related to these five land parcels as of September 30, 2008.

The Company expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least a 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of September 30, 2008, the Company had eleven redevelopment communities aggregating 3,344 apartment units with estimated redevelopment costs of $123.7 million, of which approximately $54.9 million remains to be expended.  These amounts exclude two redevelopment projects owned by Fund II.

Alternative Capital Sources

Fund II has eight institutional investors and the Company, with combined partner equity commitments of $265.9 million.  Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of September 30, 2008, owned eleven apartment communities and three development projects.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Index

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at September 30, 2008, and the effect these obligations could have on our liquidity and cash flow in future periods:

		2009 and	2011 and
(In thousands)	2008	2010	2012	Thereafter	Total
Mortgage notes payable	$-	$193,563	$183,786	$974,777	$1,352,126
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	153,000	-	-	153,000
Interest on indebtedness	21,630	115,826	70,479	208,924	416,859
Development commitments	34,400	270,900	88,800	89,500	483,600
Redevelopment commitments	11,000	43,900	-	-	54,900
Fund II capital commitment	9,858	-	-	-	9,858
	$76,888	$777,189	$343,065	$1,498,201	$2,695,343

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, beliefs as to our ability to meet our cash needs during 2008 and to provide for dividend payments in accordance with REIT requirements,  the Company’s and Fund II’s development and redevelopment pipeline, expectations as to the sources for funding the Company’s development pipeline, statements regarding the anticipated closing date of the Company’s new line of credit facility, and the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

Management believes that is has consistently applied the NAREIT definition of FFO to all periods presented.  However, there is judgment involved and other REITs’ calculation of FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to the Company’s calculation.  The following table sets forth the Company’s calculation of FFO for the three and nine months ended September 30, 2008 and 2007 (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income available to common stockholders	$12,376	$9,997	$37,768	$55,177
Adjustments:
Depreciation and amortization	28,581	25,612	84,998	72,496
Gains not included in FFO	(2,492)	(64)	(2,492)	(14,565)
Minority interests and co-investments (1)	2,217	1,777	6,534	6,114
Funds from operations	$40,682	$37,322	$126,808	$119,222

Funds from operations per share - diluted	$1.46	$1.33	$4.58	$4.34

Weighted average number shares outstanding diluted (2)	27,910,297	28,043,125	27,657,449	27,482,406

Index

(1)
Amount includes the following: (i) minority interest related to Operating Partnership units, and (ii) net depreciation add back from unconsolidated co-investments net of depreciation attributable to third-party ownership of consolidated co-investments.

(2)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of September 30, 2008, we had entered into eight forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the refinancing of the Company’s long-term debt between 2008 and 2011. As of September 30, 2008, the Company also had $246.4 million of variable rate indebtedness, of which $129.1 million is subject to interest rate cap protection.   All derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of September 30, 2008.

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of September 30, 2008.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2008.

			Carrying and
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$400,000	2008-2011	$(15,809)	$(1,859)	$(32,778)
Interest rate caps	129,149	2008-2011	370	586	217
Total cash flow hedges	$529,149	2007-2011	$(15,439)	$(1,273)	$(32,561)

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of September 30, 2008 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the Company’s $1.33 billion of fixed rate mortgage notes payable and exchangeable bonds at September 30, 2008 is approximately $1.38 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.

For the Years Ended	2008	2009(1)	2010(2)	2011(3)	2012	Thereafter	Total	Fair value

(In thousands)
Fixed rate debt	$-	23,256	153,007	151,400	31,870	971,162	$1,330,695	$1,381,140
Average interest rate		6.3%	8.1%	6.4%	5.4%	5.0%
Variable rate debt	$-	170,300	-	516	-	228,615 (4)	$399,431	$399,431
Average interest		3.4%		4.0%		3.6%

Index

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

(4) $129.1 million subject to interest rate caps.

The table incorporates only those exposures that exist as of September 30, 2008; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4: Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of September 30, 2008, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties.  Insured risks for comprehensive liability covers claims in excess of $25,000 per incident, and property insurance covers losses in excess of a $5.0 million deductible per incident.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism and earthquake, for which the Company does not have insurance.  Substantially all of the Properties are located in areas that are subject to earthquake activity.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Index

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

Credit Markets

The current instability and tightening in the credit markets has led to an increase in spreads and pricing of secured and unsecured debt, and the effect of prolonged tightening in the credit markets could negatively impact the Company's ability to make acquisitions, develop properties and refinance existing borrowings at acceptable rates.

Index

Item 6: Exhibits

A.	Exhibits

3.1	Second Amended and Restated Bylaws of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company’s Form 8-K, filed September 22, 2008, and incorporated herein by reference.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: October 31, 2008

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN HUNT

Bryan Hunt
Vice President, Chief Accounting Officer