Form 10-K
period 2008-12-31
ESSEX PROPERTY TRUST INC
filed 2009-02-27
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No☒

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,605,700,000.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes.

As of February 25, 2009, 26,818,907 shares of Common Stock ($.0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 5, 2009

ii

Essex Property Trust, Inc.
2008 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business
OVERVIEW

Essex Property Trust, Inc. (“Essex” or the “Company”) is a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”).  The Company owns all of its interest in its real estate investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and as of December 31, 2008 owns a 91.6% general partnership interest.   In this report, the terms “we,” “us” and “our” refer to Essex Property Trust, its Operating Partnership and the Operating Partnership’s subsidiaries.

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

We are engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of real estate.  The majority of our real estate consists of apartment communities.  As of December 31, 2008, we owned or held an interest in 134 apartment communities, aggregating 26,992 units, located along the West Coast (collectively, the “Communities” and individually, a "Community").  Our other real estate included six office buildings (totaling approximately 478,300 square feet), and six active development projects with 1,256 units in various stages of active development (together with the Communities, the “Portfolio”).

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

Business Objectives

The Company's primary business objectives are to increase stockholders’ value by investing in and operating communities located in supply constrained markets, and by improving operating results and the value of its Communities, while maintaining a strong balance sheet.  The Company intends to achieve these objectives by:

•	Maintain high level of occupancy to maximize rental income;
•
Improve financial performance of  the Company's Portfolio through acquisitions, dispositions, development and, when appropriate, redevelopment of  apartment communities in selected major metropolitan areas; and

•	Maintain a strong balance sheet by identifying and utilizing capital resources that provide positive arbitrage (i.e. investment yield that exceeds capital cost).

The Company cannot assure stockholders that the Company will achieve its business objectives.

Business Strategies

Research Driven Approach – We believe that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge.

Utilizing a proprietary research model that we have developed over the last two decades, we continually assess markets where we currently operate, as well as markets where we consider future investment opportunities by evaluating the following:

•	Markets in major metropolitan areas that have regional population primarily in excess of one million;
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

Recognizing that all real estate markets are cyclical, we regularly evaluate the results of our regional economic, as well as our local market research, and adjust the geographic focus of our portfolio accordingly. We seek to increase our portfolio allocation in markets projected to have the strongest local economies and to decrease such allocations in markets projected to have declining economic conditions. Likewise, the Company also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields.

Property Operations – We manage our Communities by focusing on strategies that will generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation. We intend to achieve this by utilizing the strategies set forth below:

•
Property Management – The Chief Operating Officer, Senior Vice President of Operations, Divisional Managers, Regional Portfolio Managers and Area Managers are accountable for the performance and maintenance of the Communities. They supervise, provide training for the on-site managers, review actual performance against budget, monitor market trends and prepare operating and capital budgets.

•
Capital Preservation – The Capital and Maintenance department is responsible for the planning, budgeting and completion of major deferred maintenance and capital improvement projects at our Communities.

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

CURRENT BUSINESS ACTIVITIES

Acquisitions

Acquisitions is an important component of our business plan, and during 2008, we completed the acquisition of two communities totaling $88.4 million.

•
In July 2008, the Company acquired Chestnut Street Apartments, a 96-unit apartment community located in Santa Cruz, California, for $22.1 million. The community was built in 2002 and includes approximately 9,000 square feet of commercial and retail space.

•	In August 2008, the Company acquired The Highlands at Wynhaven, a 333-unit apartment community located in Issaquah, Washington for $66.3 million. The community was built in 2000.

Dispositions of Real Estate

As part of our strategic plan to own quality real estate in supply-constrained markets the Company continually evaluates all the Communities and sell those which no longer meet our strategic criteria. The Company may use the capital generated from the dispositions to invest in higher-return communities, repurchase the Company's common stock, or repay debts.  The Company believes that the sale of these Communities will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. Generally, any impact of earnings dilution resulting from these dispositions will be offset by the positive impact of our acquisitions, development and redevelopment activities.

In 2008, in accordance with our strategic plan, the Company sold three apartment communities for gross proceeds of $99.6 million, two recreational vehicle (“RV”) parks and one manufactured housing community for gross proceeds of $18.9 million.

•
In the third quarter of 2008, the Company sold Cardiff by the Sea, a 300-unit apartment community located in Cardiff, California for $71.0 million resulting in a gain of $46,000, and St. Cloud, a 302-unit apartment community located in Houston, Texas for $8.8 million resulting in no gain on sale.

•
In the third quarter of 2008, the Company sold the Circle RV park located in El Cajon, California for $5.4 million resulting in a gain of $0.9 million, and the Company sold the Vacationer RV park located in El Cajon, California for $4.6 million.  The gain on sale of $0.8 million resulting from the sale of Vacationer was deferred due to the fact the Company loaned $4.1 million to the buyer at a fixed rate of 6.5% due in August 2011.

•
In the fourth quarter of 2008, the Company sold Coral Gardens, a 200-unit property located in El Cajon, California for $19.8 million resulting in a gain of $3.4 million, and the Company sold Green Valley, a manufactured housing community located in Vista, California, for $8.9 million resulting in a gain of $1.8 million.  In conjunction with the sale of Green Valley the Company loaned $1.0 million to the buyer at a fixed rate of 8.0% due in November 2010.  The Company also sold the 90 Archer land parcel for $3.7 million resulting in a gain of $147,000, and the Company sold three condominium units at Eastridge for a gain of $140,000.

Development Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2008, the Company had four development projects comprised of 988 units for an estimated cost of $410.0 million, of which $234.6 million remains to be expended.  These four projects exclude development projects owned by Essex Apartment Value Fund II, L.P. (“Fund II”) an investment fund formed by the Company which the Company does not consolidate.

In May 2008, the Company’s consolidated joint venture, Joule Broadway, obtained a construction loan in the amount of $60.0 million secured by the development project in Seattle, Washington.  The loan is variable based on LIBOR plus 155 basis points and matures in June 2011 with two one-year extension options.  Approximately $9.3 million of future development costs will be funded by the joint venture partners during 2009 and the remainder of the estimated development costs will be funded by the construction loan.  The estimated remaining costs to be incurred totaling $165.3 million for the other three active development projects including The Grand, Fourth Street, and Tasman Place will be financed by the Company’s lines of credit.  The following table sets forth information regarding the Company’s consolidated development pipeline:

			As of 12/31/08 ($ in millions)
			Incurred	Estimated	Estimated
Development Pipeline	Location	Units	Project Cost	Remaining Cost	Project Cost(1)
Development Projects
The Grand	Oakland, CA	238	$88.7	$7.5	$96.2
Fourth Street	Berkeley, CA	171	25.3	45.3	70.6
Joule Broadway	Seattle, WA	295	35.0	69.3	104.3
Tasman Place	Sunnyvale, CA	284	26.4	112.5	138.9
		988	175.4	234.6	410.0
Predevelopment projects	various	820	73.0	169.4	242.4
Land held for future development	various	392	23.9	-	23.9
Consolidated Development Pipeline		2,200	$272.3	$404.0	$676.3

(1) Includes incurred costs and estimated costs to complete these development projects.

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2008, the Company had two development projects aggregating 820 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2008 was $242.4 million, of which $169.4 million remains to be expended.   The Company may also acquire land for future development purposes.   The Company owned four land parcels held for future development aggregating 392 units as of December 31, 2008.  The Company had incurred $23.9 million in costs related to these four land parcels as of December 31, 2008.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2008, the Company had ownership interests in nine major redevelopment communities aggregating 2,631 apartment units with estimated redevelopment costs of $128.0 million, of which approximately $56.5 million remains to be expended.  These amounts exclude redevelopment projects owned by Fund II.   The following table illustrates these consolidated redevelopment projects:

			As of 12/31/08 ($ in thousands)
			Incurred	Estimated	Estimated
Redevelopment Pipeline	Location	Units	Project Cost	Remaining Cost	Project Cost(1)
Southern California
Avondale at Warner Center	Woodland Hills	446	$11,540	$2,530	$14,070
Highridge	Rancho Palos Verdes	255	4,118	12,445	16,563
Pathways	Long Beach	296	8,255	2,505	10,760
Northern California
Boulevard (2)	Fremont	172	8,875	12	8,887
Bridgeport (2)	Newark	184	4,372	214	4,586
Marina Cove	Santa Clara	292	3,112	6,746	9,858
Montclaire - Phase I-III (2)	Sunnyvale	390	13,863	1,269	15,132
Seattle Metro
Woodland Commons	Bellevue	236	3,323	8,456	11,779
Foothill Commons	Bellevue	360	14,021	22,317	36,338
Total Redevelopment Pipeline		2,631	$71,479	$56,494	$127,973

(1) Includes incurred costs and estimated costs to complete these redevelopment projects.
(2) The redevelopment at these apartment communities were substantially completed in the fourth quarter of 2008, and will be added back to Same-Property operations (as defined in Item 7) during the first quarter of 2010.

Co-Investments

In January 2008, the Company collected $7.5 million and recognized income of $6.3 million from the sale of its preferred interest in Waterstone at Fremont Apartments, located in Fremont, California.

Debt Transactions

During 2008, the Company obtained fixed rate mortgage loans totaling $378.1 million and paid-off mortgage loans or the buyers of Essex communities assumed mortgage loans totaling $169.4 million, including the following:

•
In the first quarter 2008, the Company obtained a mortgage loan in the amount of $49.9 million secured by Mirabella, with a fixed interest rate of 5.2% due in January 2018.  The Company paid-off two mortgage loans totaling $7.3 million at 6.9% and $4.8 million at 7.5%, respectively secured by The Bluffs II.  The Company refinanced two mortgage loans aggregating $9.3 million with a combined weighted average interest rate of 7.0% secured by Brentwood, into a $20.6 million secured loan with a fixed interest rate of 5.5% due in March 2018.

•
In the second quarter 2008, the Company obtained a mortgage loan secured by Park Hill at Issaquah, in the amount of $31.5 million, with a fixed interest rate of 5.6% due in April 2018.  In conjunction with this transaction the Company settled a $30 million forward-starting swap for a $1.7 million payment to the counterparty, and the amortization of the settlement of the swap increased the effective interest rate on the mortgage loan to 6.1%.   The Company obtained a mortgage loan in the amount of $17.2 million secured by Kings Road, with a fixed interest rate at 5.6% due in January 2018.  The Company obtained a $22.5 million loan secured by Hampton Place, with a fixed interest rate of 6.1% due in June 2018.  In conjunction with this transaction, the Company settled a $20.0 million forward-starting swap for a $0.1 million payment to the counterparty, and amortization of settlement of the swap increased the effective interest rate on the mortgage loan to 6.2%.

•
In the third quarter of 2008, the Company paid-off an $89.0 million cross-collateralized mortgage loan at a fixed rate of 6.6%.  The Company obtained a mortgage loan in the amount of $53.0 million secured by Mill Creek, with a fixed rate of 5.8% due in August 2018.  In conjunction with the sale of Cardiff by the Sea, the buyer assumed the mortgage loan totaling $42.2 million at a fixed rate of 5.7%.  The Company obtained mortgage loans in the amount of $23.0 million with a fixed rate of 5.8% and $22.5 million with a fixed rate of 5.8%, secured by the Palisades and Bridgeport communities, respectively.  Both mortgage loans are due in September 2018.

•
In the fourth quarter of 2008, the Company obtained a $49.7 million mortgage loan secured by Montclaire, with a rate of 6.2% due in November 2018.  In conjunction with this transaction the Company settled a $25 million forward-starting swap for a $1.2 million payment to the counterparty, and the amortization of the settlement of the swap increased the effective interest of this mortgage loan to 6.4%.  The Company obtained a $40.2 million mortgage loan secured by Pathways, with a fixed interest rate of 6.2% due in October 2018.  The Company obtained a $30.4 million mortgage loan secured by Canyon Oaks, with a fixed interest rate of 6.1% due in December 2018.  The Company obtained a $17.6 million mortgage loan secured by Barkley, with a fixed interest rate of 6.14% due in December 2018.  In conjunction with the sale of Coral Gardens, the buyer assumed the mortgage loan for the property totaling $10.7 million with a fixed rate of 5.5%, and in conjunction with the sale of Green Valley, the buyer assumed the mortgage loan for the property totaling $6.1 million with a fixed rate of 5.6%.

During the fourth quarter of 2008, the Company repurchased $53.3 million of 3.625% exchangeable bonds (the “Bonds”) due in 2025 at a discount to par value and recognized a gain of $3.5 million.  During the first quarter of 2009, the Company repurchased $71.3 million of these Bonds at a discount to par value for cash paid of $66.5 million.

During the fourth quarter of 2008, the Company entered into a new five-year secured line of credit facility with Freddie Mac to replace the existing secured line of credit facility.  The new secured facility expanded the existing secured facility from $100 million to $150 million, and the new facility is expandable to $250 million during the first two years.  The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  The line is secured by eight communities and matures in December 2013.

In January 2009, the Company exercised its option to extend the maturity of the $200 million unsecured line of credit facility to March 2010.  The underlying interest rate on this line is based on a tiered structure tied to the Company’s corporate credit rating and is currently LIBOR + 80 basis points.

Equity and Minority Interest Transactions

During the first quarter of 2008, the Company, under its stock repurchase program, repurchased and retired 143,400 shares of its common stock for approximately $13.7 million, at an average stock price of $95.64 per share.

During the third and fourth quarter of 2008, the Company issued 1,209,050 shares of common stock at an average share price of $120.17 for $142.8 million, net of fees and commissions.  The Company used the net proceeds to pay down debt and to fund the development pipeline.

In November 2008, the holders of the outstanding 7.875% Series D Cumulative Redeemable Preferred Units of Essex Portfolio, L.P. exchanged their preferred units with a par value of $50 million for 363,000 shares of common stock of the Company and $10 million in cash plus accrued dividends.

During the first quarter of 2009, the Company repurchased $54.6 million of 4.875% Series G Cumulative Convertible Preferred Stock at a discount to par value for cash paid of $30.1 million.

ESSEX APARTMENT VALUE FUND II

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million which are fully contributed as of December 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2008, owned eleven apartment communities, one development project completed in 2008 but not yet stabilized and two development projects.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Fund II - Development Pipeline

The following table sets forth information regarding Fund II’s development pipeline:

			As of 12/31/08 ($ in millions)
			Incurred	Estimated	Estimated
Development Pipeline - Fund II	Location	Units	Project Cost	Remaining Cost(2)	Project Cost(1)
Development Projects
Studio 40-41	Studio City, CA	149	$50.7	$9.9	$60.6
Cielo	Chatsworth, CA	119	25.4	14.1	39.5
Fund II - Development Pipeline		268	$76.1	$24.0	$100.1

(1)   Includes incurred costs and estimated costs to complete these development projects.
(2)   All estimated remaining costs will be funded by construction loans.

OFFICES AND EMPLOYEES

The Company is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California and Bellevue, Washington. As of December 31, 2008, the Company had approximately 930 employees.

INSURANCE

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Communities.  Insured risks for comprehensive liabilities covers claims in excess of $25,000 per incident, and property casualty insurance covers losses in excess of a $5.0 million deductible per incident. There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism and earthquake, for which the Company does not have insurance. Substantially all of the Communities are located in areas that are subject to earthquakes.

The Company believes it has a proactive approach to its potential earthquake losses.  The Company utilizes third-party seismic consultants for its acquisitions and performs seismic upgrades to those acquisitions that are determined to have a higher level of potential loss from an earthquake.  The Company utilizes internal and third-party loss models to help to determine its exposure.  The majority of the Communities are lower density garden-style apartments which may be less susceptible to earthquake damage.  The Company will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage if it deems it cost effective.

Although the Company may carry insurance for potential losses associated with its Communities, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material.

COMPETITION

There are numerous housing alternatives that compete with our apartment communities in attracting residents. These include other apartment communities and single-family homes that are available for rent in the markets in which the apartment communities are located. The Communities also compete for residents with new and existing homes and condominiums that are for sale. If the demand for our Communities is reduced or if competitors develop and/or acquire competing apartment communities on a more cost-effective basis, rental rates and occupancy may drop which may have a material adverse affect on our financial condition and results of operations.

We face competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities. Some of the competitors are larger and have greater financial resources than we do. This competition may result in increased costs of apartment communities we acquire and/or develop.

WORKING CAPITAL

We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2009.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

See the discussion under the caption, “The Company’s Portfolio may have unknown environmental liabilities” in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on our operations.

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

We depend on our key personnel.   Our success depends on our ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

Capital and credit market conditions may affect our access to sources of capital and/or the cost of capital, which could negatively affect our business, results of operations, cash flows and financial condition.  The Company’s current financing activities have been impacted by the instability and tightening in the credit markets which has led to an increase in spreads and pricing of secured and unsecured debt.  Our strong balance sheet, the established relationships with our unsecured line of credit bank group, the secured line of credit with Freddie Mac and access to Fannie Mae and Freddie Mac secured debt financing have provided some insulation to us from the turmoil being experienced by many other real estate companies.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  The Company has experienced more restrictive loan to value and debt service coverage ratio limits and an expansion in credit spreads.   Continued turmoil in the capital markets could negatively impact the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates.

Debt financing has inherent risks.  At December 31, 2008, we had approximately $1.76 billion of indebtedness (including $251.1 million of variable rate mortgage indebtedness, of which $183.4 million is subject to interest rate protection agreements). We are subject to the risks normally associated with debt financing, including the following:

•	cash flow may not be sufficient to meet required payments of principal and interest;
•	inability to refinance maturing indebtedness on encumbered apartment communities;
•	the terms of any refinancing may not be as favorable as the terms of existing indebtedness;
•	inability to comply with debt covenants could cause an acceleration of the maturity date; and
•	repaying debt before the scheduled maturity date could result in prepayment penalties.

The Company is uncertain about its ability to refinance balloon payments.  As of December 31, 2008, we had approximately $1.76 billion of mortgage loans, exchangeable bonds and line of credit borrowings, most of which are subject to balloon payments (see Notes 7 and 8 to the Company’s consolidated financial statements for more details).  We do not expect to have sufficient cash flows from operations to make all of these balloon payments. These mortgages, bonds and lines of credit borrowings have the following scheduled principal and balloon payments:

2009--$35.8 million;
2010--$152.4 million;
2011--$151.3 million;
2012--$31.8 million;
2013--$312.8 million;
Thereafter--$1.08 billion.

We may not be able to refinance such mortgage indebtedness, bonds, or lines of credit.  The Communities subject to these mortgages could be foreclosed upon or otherwise transferred to the lender.  This could cause us to lose income and asset value.  We may be required to refinance the debt at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness.

Debt financing of Communities may result in insufficient cash flow to service debt.  Where possible, we intend to continue to use leverage to increase the rate of return on our investments and to provide for additional investments that we could not otherwise make.  There is a risk that the cash flow from the Communities will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code.  We may obtain additional debt financing in the future through mortgages on some or all of the Communities.  These mortgages may be recourse, non-recourse, or cross-collateralized.

As of December 31, 2008, the Company had 71 of its 122 consolidated Communities encumbered by debt.  Of the 71 Communities, 55 are secured by deeds of trust relating solely to those Communities.  With respect to the remaining 16 Communities, there are 4 cross-collateralized mortgages secured by 8 Communities, 3 Communities, 3 Communities, and 2 Communities, respectively.  The holders of this indebtedness will have rights with respect to these Communities and, to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon communities which are not the primary collateral for their loan.  This may accelerate other indebtedness secured by communities.  Foreclosure of Communities would reduce our income and net asset value.

Rising interest rates may affect our costs of capital and financing activities and results of operation.  Interest rates could increase rapidly, which could result in higher interest expense on our variable rate indebtedness.  Prolonged interest rate increases could negatively impact our ability to make acquisitions and develop apartment communities with positive economic returns on investment and our ability to refinance existing borrowings.

As of December 31, 2008, the Company had approximately $236.2 million of long-term variable rate indebtedness bearing interest at floating rates tied to the rate of short-term tax-exempt revenue bonds (which mature at various dates from 2020 through 2034), $14.9 million of short-term variable rate indebtedness related to predevelopment projects due in 2010, and $120.0 million of variable rate indebtedness under the secured line of credit due in December 2013 and bears interest at 99 to 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in December 2011.   Approximately $183.4 million of the long-term variable rate indebtedness is subject to interest rate cap protection agreements, which may reduce the risks associated with fluctuations in interest rates.  The remaining $52.8 million of long-term variable rate indebtedness and the $120.0 borrowings under the secured line of credit were not subject to any interest rate cap protection agreements as of December 31, 2008.  An increase in interest rates may have an adverse effect on our net income and results of operations.

Interest rate hedging arrangements may result in losses.   Periodically, we have entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so.  Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline.  If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other.  Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks.  In order to minimize counterparty credit risk, our policy is to enter into hedging arrangements only with A-rated financial institutions.

Bond compliance requirements may limit income from certain communities.   At December 31, 2008, we had approximately $236.2 million of variable rate tax-exempt financing relating to the following apartment communities: Inglenook Court, Wandering Creek, Boulevard, Huntington Breakers, Camarillo Oaks, Fountain Park, Anchor Village and Hidden Valley.  This tax-exempt financing subjects these Communities to certain deed restrictions and restrictive covenants.  We expect to engage in tax-exempt financings in the future.  The Internal Revenue Code and rules and regulations there under impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes.  The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government.  In addition to federal requirements, certain state and local authorities may impose additional rental restrictions.  These restrictions may limit income from the tax-exempt financed communities if we are required to lower rental rates to attract residents who satisfy the median income test.  If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and we may be subject to additional contractual liability.

General real estate investment risks may adversely affect property income and values.   Real estate investments are subject to a variety of risks.  The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred.  If the Communities do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to stockholders will be adversely affected.  Income from the Communities may be further adversely affected by, among other things, the following factors:

•	the general economic climate;
•	local economic conditions in which the Communities are located, such as oversupply of housing or a reduction in demand for rental housing;
•	the attractiveness of the Communities to tenants;
•	competition from other available space; and
•	the Company’s ability to provide for adequate maintenance and insurance.

As leases on the Communities expire, tenants may enter into new leases on terms that are less favorable to us. Income and real estate values also may be adversely affected by such factors as applicable laws (e.g., the Americans with Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing.  Real estate investments are relatively illiquid and, therefore, our ability to vary our portfolio promptly in response to changes in economic or other conditions may be quite limited.

National and regional economic environments can negatively impact our operating results.  During the past twelve to eighteen months, a confluence of many factors has contributed to deteriorate economic conditions, diminish expectations for the national and global economy, and cause unprecedented turmoil and volatility in the capital markets.  The Company’s 2009 forecast assumes continued slowing of the national economy, with estimated GDP decline of 1.3% and non-farm employment decrease of 2 million jobs.  The national economy and the economies of the western states in markets where we operate can impact our operating results.  Some of these markets are concentrated in high-tech sectors, which have experienced economic downturns, and currently the high-tech sector is experiencing the impact of the deteriorating economic conditions as well as are most other sectors of the economy.  Our property type and diverse geographic locations provide some degree of risk mitigation.  However, we are not immune to prolonged economic downturns.  Although we believe we are well positioned to meet these challenges, it is possible a reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense could occur in the event of continued economic turmoil.

Inflation/Deflation may affect rental rates and operating expenses. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.

Acquisitions of communities may fail to meet expectations.  We intend to continue to acquire apartment communities.  However, there are risks that acquisitions will fail to meet our expectations.  Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to market an acquired apartment community as originally intended may prove to be inaccurate.  We expect to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by the Company.  The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders.  If we finance new acquisitions under existing lines of credit, there is a risk that, unless we obtain substitute financing, the Company may not be able to secure further lines of credit for new development or such lines of credit may be not available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.   We pursue development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received. Our development and redevelopment activities generally entail certain risks, including the following:

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

These risks may reduce the funds available for distribution to the Company’s stockholders.  Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor “General real estate investment risks may adversely affect property income and values.”

The geographic concentration of the Company’s Communities and fluctuations in local markets may adversely impact our financial condition and operating results.  The Company generated significant amounts of rental revenues for the year ended December 31, 2008, from our Communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. As of December 31, 2008, 82% of the Company’s rental revenues were generated from Communities located in California.  This geographic concentration could present risks if local property market performance falls below expectations. The economic condition of these markets could affect occupancy, market rental rates, and expenses, as well as impact the income generated from the Communities and their underlying asset values.  The financial results of major local employers also may impact the cash flow and value of certain of the Communities.  This could have a negative impact on our financial condition and operating results, which could affect our ability to pay expected dividends to our stockholders.

Competition in the apartment community market may adversely affect operations and the rental demand for our Communities.  There are numerous housing alternatives that compete with our Communities in attracting residents.  These include other apartment communities and single-family homes that are available for rent in the markets in which the Communities are located. The Communities also compete for residents with new and existing homes and condominiums that are for sale.  If the demand for our Communities is reduced or if competitors develop and/or acquire competing apartment communities on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on our financial condition and results of operations.  We also face competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities.  Some of the competitors are larger and have greater financial resources than we do. This competition may result in an increase in costs and prices of apartment communities that we acquire and/or develop.

Dividend requirements as a result of preferred stock may lead to a possible inability to sustain dividends.   We have Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) with an aggregate liquidation preference of approximately $25 million outstanding and Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) with an aggregate liquidation preference of approximately $94.9 million outstanding as of February 2009.  In addition, we are required under limited conditions to issue Series B Cumulative Redeemable Preferred Units (“Series B Preferred Units”) with an aggregate liquidation preference of $80 million in exchange for outstanding preferred interests in the Operating Partnership. The terms of the Series B Preferred Units, Series F and G Preferred Stock provide for certain cumulative preferential cash distributions per each share of preferred units or stock.

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

If the Company wishes to issue any common stock in the future (including upon the exercise of stock options), the funds required to continue to pay cash dividends at current levels will be increased.  The Company’s ability to pay dividends will depend largely upon the performance of our current Communities and other apartment communities that may be acquired or developed in the future.

If the Company cannot pay dividends on its common stock, the Company’s status as a real estate investment trust may be jeopardized. Our ability to pay dividends on our common stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, the Company may not make a distribution on stock if, after giving effect to such distribution, either:

•	we would not be able to pay our indebtedness as it becomes due in the usual course of business; or
•	our total assets would be less than our total liabilities, including the liquidation preference on our Series B Preferred Units, Series F and our Series G preferred stock.

The price per share of the Company’s stock may fluctuate significantly.  The market price per share of the Company’s common stock may fluctuate significantly in response to many factors, including:

•	national and global economic conditions;
•	actual or anticipated variations in our quarterly operating results or dividends;
•	changes in our funds from operations or earnings estimates;
•	issuances of common stock, preferred stock or convertible debt securities;
•	publication of research reports about us or the real estate industry;
•
the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate based companies);

•
general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from dividends;

•	availability to credit markets and cost of credit;
•	a change in analyst ratings or our credit ratings;
•	terrorist activity may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing erosion of business and consumer confidence and spending.

Many of the factors listed above are beyond our control.  These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, or business prospects.

Sale of shares pursuant to our effective registration statement or that are issued upon conversion of our convertible preferred stock may have an adverse effect on the market price of the shares.  The Company has the following effective registration statements, which allows for the sale into the public stock of common stock held by shareholders, as specified in the registration statements:

•
A registration statement, declared effective in 2003, which covers the resale of certain shares, including (i) up to 2,270,490 shares of common stock that are issuable upon exchange of limited partnership interests in the Operating Partnership and (ii) up to 1,473,125 shares that are issuable upon exchange of limited partnership interests in certain other real estate partnerships;

•
Registration statements, declared effective in 2006, that cover (i) the resale of up to 142,076 shares issuable in connection with our Waterford and Vista Belvedere acquisitions and (ii) the resale of shares issuable in connection with the exchange rights of our 3.625% Exchangeable Bonds, as to which there is a principal amount of $100.4 million outstanding as of February 2009.

During the third quarter of 2006, the Company issued, pursuant to a registration statement, 5,980,000 shares of 4.875% Series G Cumulative Preferred Stock for gross proceeds of $149.5 million; such shares are convertible, subject to certain conditions, into common stock, which could be sold into the public market.  During 2009, the Company has repurchased $54.6 million of the Series G Preferred Stock and $94.9 million in aggregate liquidation value is currently outstanding.

The sale of the shares of common stock pursuant to these various registration statements or that are issued upon conversion of our outstanding convertible preferred stock may have an adverse effect on the market price of our shares.

The exchange and repurchase rights of Exchangeable Bonds and Series G Preferred Stock may be detrimental to holders of common stock.  As of February 2009, the Operating Partnership has $100.4 million principal amount of 3.625% exchangeable bonds (the “Bonds”) outstanding which mature on November 1, 2025. The Bonds are exchangeable into the Company's common stock on or after November 1, 2020 or prior to November 1, 2020 under certain circumstances. The Bonds are redeemable at the Company's option for cash at any time on or after November 4, 2010 and are subject to repurchase for cash at the option of the holder on November 1st in the years 2010, 2015 and 2020, or upon the occurrence of certain events. The Bonds are senior unsecured and unsubordinated obligations of the Company.

In 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (the “Series G Preferred Stock”) for gross proceeds of $149.5 million, of which $94.9 million in aggregate liquidation value is outstanding as of February 2009.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per $25 share liquidation preference, which is equivalent to an initial conversion price of $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  On or after July 31, 2011, the Company may, under certain circumstances cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.  Further, if a fundamental change occurs, as defined in the articles supplementary for the Series G Preferred Stock, then the holders may require the Company to repurchase all or part of their Series G Preferred Stock subject to certain conditions.

The exchange of the Bonds and/or Series G Preferred Stock for common stock would dilute stockholder ownership in the Company, and such exchange could adversely affect the market price of our common stock and our ability to raise capital through the sale of additional equity securities.  If the Bonds and Series G Preferred Stock are not exchanged, the repurchase price of the Bonds and Series G Preferred Stock may discourage or impede transactions that might otherwise be in the interest of the holders of common stock. Further, these repurchase rights may be triggered in situations where the Company needs to conserve its cash reserves, in which event such repurchase might adversely affect the Company and its common stockholders.

The Company’s  future issuances of common stock, preferred stock or convertible debt securities could adversely affect the market price of our common stock.  In order to finance our acquisition and development activities, we have issued and sold common stock, preferred stock and convertible debt securities.  For example, during 2008 and 2007, the Company issued and sold 1,209,050 and 1,670,500 shares of common stock for $142.8 million and $213.7 million, net of fees and commissions, respectively.  The Company may in the future sell further shares of common stock, including pursuant to its controlled equity offering program with Cantor Fitzgerald & Co.

In November 2008, the holders of the outstanding 7.875% Series D Cumulative Redeemable Preferred Units of Essex Portfolio, L.P. exchanged their preferred units with a par value of $50.0 million for 363,000 shares of common stock of the Company and $10.0 million in cash plus accrued dividends.

In 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus.  Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.

The Company’s  Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest.   Our Chairman, George M. Marcus is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments.  He is the Chairman of The Marcus & Millichap Company (“TMMC”), which is a holding company for certain real estate brokerage and services companies. TMMC has an interest in Pacific Property Company, a company that invests in apartment communities.

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

The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock.  As of December 31, 2008, George M. Marcus, the Chairman of our Board of Directors, wholly or partially owned 1,772,199 shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 6.7% of the outstanding shares of our common stock. Mr. Marcus currently does not have majority control over us.  However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions.  Consequently, his influence could result in decisions that do not reflect the interests of all our stockholders.

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

The voting rights of preferred stock may allow holders of preferred stock to impede actions that otherwise benefit holders of common stock. In general, the holders of our outstanding shares of preferred stock do not have any voting rights. However, if full distributions are not made on any outstanding preferred stock for six quarterly distributions periods, the holders of preferred stock who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on our Board of Directors.

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

The redemption rights of the Series B preferred units, Series F preferred stock and Series G preferred stock may be detrimental to holders of the Company’s common stock.  Upon the occurrence of one of the following events, the terms of the Operating Partnership’s Series B Preferred Units require it to redeem all of such units and the terms of the Company’s Series F Preferred Stock and the Series G Preferred Stock provide the holders of the majority of the outstanding Series F Preferred Stock and Series G Preferred Stock the right to require the Company to redeem all of such stock:

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

The aggregate redemption price of the Series B Preferred Units would be $80 million, the aggregate redemption price of the Series F Preferred Stock would be $25 million and the aggregate redemption price of the Series G Preferred Stock would be $94.9 million, plus, in each case, any accumulated distributions.

These redemption rights may discourage or impede transactions that might otherwise be in the interest of holders of common stock.  Further, these redemption rights might trigger situations where the Company needs to conserve its cash reserves, in which event such redemption might adversely affect the Company and its common holders.

The Maryland business combination law may not allow certain transactions between the Company and its affiliates to proceed without compliance with such law.  Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock.  The law also requires a supermajority stockholder vote for such transactions. This means that the transaction must be approved by at least:

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

Anti-takeover provisions contained in the Operating Partnership agreement, charter, bylaws, and certain provisions of Maryland law could delay, defer or prevent a change in control.  While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on the Company’s ability to act with respect to the Operating Partnership.  Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the Company’s stockholders.  The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of our general partner interest in the Operating Partnership to another entity.  Such limitations on the Company’s ability to act may result in our being precluded from taking action that the Board of Directors believes is in the best interests of the Company’s stockholders.  As of December 31, 2008, the limited partners held or controlled approximately 8.4% of the outstanding units of partnership interest in the Operating Partnership, allowing such actions to be blocked by the limited partners.

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

The Company’s Charter contains other provisions that may delay, defer or prevent a transaction or a change in control that might be in the best interest of the Company’s stockholders.  The Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control.  For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of common stock and limit the opportunity for stockholders to receive a premium for their shares of common stock.

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

Our Charter and bylaws also contain other provisions that may impede various actions by stockholders without approval of our board of directors, which in turn may delay, defer or prevent a transaction, including a change in control.  Those provisions include:

•
the Company’s directors have terms of office of three years and the board of directors is divided into three classes with staggered terms; as a result, less than a majority of directors are up for re-election to the board in any one year;

•	directors may be removed, without cause, only upon a two-thirds vote of stockholders, and with cause, only upon a majority vote of stockholders;
•	our board can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors;
•	stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and
•	for stockholders to call a special meeting, the meeting must be requested by not less than a majority of all the votes entitled to be cast at the meeting.

The Company’s joint ventures and joint ownership of Communities and partial interests in corporations and limited partnerships could limit the Company’s ability to control such Communities and partial interests.   Instead of purchasing apartment communities directly, we have invested and may continue to invest in joint ventures.  Joint venture partners often have shared control over the operation of the joint venture assets.  Therefore, it is possible that a joint venture partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests, or our policies or objectives.  Consequently, a joint venture partners’ actions might subject property owned by the joint venture to additional risk.  Although we seek to maintain sufficient influence over any joint venture to achieve its objectives, we may be unable to take action without our joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without our consent.   Should a joint venture partner become bankrupt, we could become liable for such partner’s share of joint venture liabilities.

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

There are risks that Fund II may operate in ways that may adversely impact the Company’s interests.  The Company is the general partner of Fund II, and with Fund II there are the following risks:

•	the Company’s partners in Fund II might remove the Company as the general partner of Fund II;
•	the Company’s partners in Fund II might have economic or business interests or goals that are inconsistent with our business interests or goals; or
•	the Company’s partners in Fund II might fail to approve decisions regarding Fund II that are in the Company’s best interest.

We will, however, seek to maintain sufficient influence over Fund II to permit it to achieve its business objectives.

Investments in mortgages and other real estate securities could affect our ability to make distributions to stockholders.  The Company may invest in securities related to real estate, which could adversely affect our ability to make distributions to stockholders.  The Company may purchase securities issued by entities which own real estate and invest in mortgages or unsecured debt obligations.  These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed.  In general, investments in mortgages include the following risks:

•	that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses;
•	the borrower may not pay indebtedness under the mortgage when due, requiring us to foreclose, and the amount recovered in connection with the foreclosure may be less than the amount owed;
•	that interest rates payable on the mortgages may be lower than our cost of funds; and
•	in the case of junior mortgages, that foreclosure of a senior mortgage could eliminate the junior mortgage.

If any of the above were to occur, cash flows from operations and our ability to make expected dividends to stockholders could be adversely affected.

The Company’s Portfolio may have unknown environmental liabilities.   Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in, to or migrating from such property.  Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to sell or rent such property or to borrow using such property as collateral. Persons exposed to such substances, either through soil vapor or ingestion of the substances may claim personal injury damages. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials (“ACMs”) into the air, and third parties may seek recovery from owners or operators of apartment communities for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of apartment communities, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

Investments in real property create a potential for environmental liabilities on the part of the owner of such real property.  We carry certain limited insurance coverage for this type of environmental risk.  We have conducted environmental studies which revealed the presence of groundwater contamination at certain Communities.  Such contamination at certain of these apartment communities was reported to have migrated on-site from adjacent industrial manufacturing operations.  The former industrial users of the Communities were identified as the source of contamination.  The environmental studies noted that certain Communities are located adjacent to any possible down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such apartment communities.  The environmental studies also noted that at certain of these apartment communities, contamination existed because of the presence of underground fuel storage tanks, which have been removed.  In general, in connection with the ownership, operation, financing, management and development of apartment communities we may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities.  We may also be subject to governmental fines and costs related to injuries to persons and property.

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2008, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

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

Methane gas is a naturally-occurring gas that is commonly found below the surface in several areas, particularly in the Southern California coastal areas.  Methane is a non-toxic gas, but can be ignitable in confined spaces.  Although naturally-occurring, methane gas is not regulated at the state or federal level, however some local governments, such as the County of Los Angeles, have imposed requirements that new buildings install detection systems in areas where methane gas is known to be located.    Methane gas is also associated with certain industrial activities, such as former municipal waste landfills.  Radon is also a naturally-occurring gas that is found below the surface.  The Company cannot assure you that it will not be adversely affected by costs related to its compliance with methane or radon gas related requirements or litigation costs related to methane or radon gas.

The Company has almost no indemnification agreements from third parties for potential environmental clean-up costs at its Communities.  The Company has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to communities formerly owned by the Company.  No assurance can be given that existing environmental studies with respect to any of the Communities reveal all environmental liabilities, that any prior owner or operator of an apartment community did not create any material environmental condition not known to the Company, or that a material environmental condition does not exist as to any one or more of the Communities.  The Company has limited insurance coverage for the types of environmental liabilities described above.

The Company may incur general uninsured losses.  The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Communities.  There are, however, certain types of extraordinary losses, such as, for example, losses for terrorism or earthquake, for which the Company does not have insurance coverage. Substantially all of the Communities are located in areas that are subject to earthquake activity.  In January 2007, the Company canceled its then existing earthquake policy and established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is self-insured as it relates to earthquake related losses.  Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident.

Although the Company may carry insurance for potential losses associated with its Communities, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material.  In the event of a substantial loss, insurance coverage may not be able to cover the full current market value of replacement cost of the Company’s lost investment, or the insurance carrier may become insolvent and not be able to cover the full amount of the insured losses.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect the Company’s ability to replace or renovate an apartment community after it has been damaged or destroyed.

Changes in real estate tax and other laws may adversely affect the Company’s results of operations.  Generally we do not directly pass through costs resulting from changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders.  Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on apartment communities or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated decrease in revenue or increase in expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.

Changes in the Company’s financing policy may lead to higher levels of indebtedness.  The Company has adopted a policy of maintaining a limit on debt financing consistent with the existing covenants required to maintain the Company’s unsecured line of credit bank facility.  The Company’s organizational documents do not limit the amount or percentage of indebtedness that may be incurred.  If the Company changed this policy, the Company could incur more debt, resulting in an increased risk of default on our obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect our financial condition and results of operations.  Such increased debt could exceed the underlying value of the Communities.

The Company is subject to various tax risks.  The Company has elected to be taxed as a REIT under the Internal Revenue Code ("IRC").  The Company’s qualification as a REIT requires it to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex IRC provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control.  Although the Company intends that its current organization and method of operation enable it to qualify as a REIT, the Company cannot assure you that it so qualifies or that it will be able to remain so qualified in the future.  Future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely impact the Company’s ability to qualify as a REIT or adversely affect its stockholders.  If it fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates, and would not be allowed to deduct dividends paid to its shareholders in computing its taxable income.  The Company may also be disqualified from treatment as a REIT for the four taxable years following the year in which it failed to qualify.  The additional tax liability would reduce its net earnings available for investment or distribution to stockholders, and it would no longer be required to make distributions to its stockholders.  Even if the Company continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and property.

The Company has established several taxable REIT subsidiaries.  Despite the Company’s qualification as a REIT, its taxable REIT subsidiaries must pay U.S. federal income tax on their taxable income.  While the Company will attempt to ensure that its dealing with its taxable REIT subsidiaries does not adversely affect its REIT qualification, the Company cannot provide assurance that it will successfully achieve that result.  Furthermore, the Company may be subject to a 100% penalty tax, or its taxable REIT subsidiaries may be denied deductions, to the extent its dealings with its taxable REIT subsidiaries’ are not deemed to be arm’s length in nature.   No assurances can be given that the Company’s dealings with its taxable REIT subsidiaries will be considered arm’s length in nature. From time to time, the Company may transfer or otherwise dispose of some of its Communities. Under the IRC, any gain resulting from transfers of Communities that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax.  Since we acquire apartment communities for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions.  However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction.  The Internal Revenue Service may contend that certain transfers or disposals of apartment communities by us are prohibited transactions.  If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100% penalty tax on any gain allocable to the Company from the prohibited transaction and the Company’s ability to retain future gains on real property sales may be jeopardized.  Income from a prohibited transaction might adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT for U.S. federal income tax purposes.  Therefore, no assurances can be given that the Company will be able to satisfy the income tests for qualification as a REIT.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our core apartment Portfolio as of December 31, 2008 (including partial ownership interests) was comprised of 134 apartment communities (comprising 26,992 apartment units), of which 12,980 units are located in Southern California, 8,032 units are located in the San Francisco Bay Area, and 5,980 units are located in the Seattle metropolitan area.  The Company’s apartment communities accounted for 94.8% of the Company’s revenue for the year ended December 31, 2008.

Occupancy Rates

The 134 apartment communities had an average Same-Properties occupancy (as defined in Item 7), based on “financial occupancy,” during the year ended December 31, 2008, of approximately 96.3%. With respect to stabilized apartment communities with sufficient operating history, occupancy figures are based on financial occupancy (the percentage resulting from dividing actual rental revenue by total possible rental revenue). Actual rental revenue represents contractual revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

As of December 31, 2008, the headquarters building was 100% occupied by the Company and the Southern California office building was 100% occupied, based on physical occupancy. With respect to office buildings, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage. With respect to apartment communities which have not yet stabilized or have insufficient operating history, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied units by rentable units.   For the year ended December 31, 2008, none of the Company’s Properties had book values equal to 10% or more of total assets of the Company or gross revenues equal to 10% or more of aggregate gross revenues of the Company.

Apartment Communities

Our apartment communities are generally suburban garden apartments and town homes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The apartment communities have an average of approximately 200 units, with a mix of studio, one, two and some three-bedroom units. A wide variety of amenities are available at each apartment community, including covered parking, fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

We select, train and supervise a full team of on-site service and maintenance personnel. We believe that the following primary factors enhance our ability to retain tenants:

•	located near employment centers;
•	attractive communities that are well maintained; and
•	proactive customer service approach.

Office and Other Commercial Buildings

The Company’s corporate headquarters is located in an office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Company acquired the property in 1997.  In 2007, the Company acquired the adjacent property at 935 East Meadow Drive, and the building is under redevelopment through the first quarter of 2009.  This building is approximately 14,500 square feet and will be solely occupied by the Company.  The Company also owns an office building in Woodland Hills, California, comprised of approximately 38,900 square feet, of which the Company occupies approximately 11,500 square feet at December 31, 2008.  The Company acquired the Woodland Hills property in 2001.  The Company has a mortgage loan receivable on an office building with approximately 110,000 square feet located in Irvine, California, which is consolidated in accordance with GAAP.  The Company acquired Essex-Hollywood in 2006, a 35,000 square foot commercial building that is currently utilized as a production studio, and the Company has one predevelopment project, Cadence Campus acquired in 2007, which is an office building, comprised of 262,500 square feet.  Both Essex-Hollywood and the Cadence Campus properties were 100% leased to single tenants as of December 31, 2008.

The following tables describe the Company’s Portfolio as of December 31, 2008. The first table describes the Company’s apartment communities and the second table describes the Company’s other real estate assets.   (See Note 7 of the Company’s consolidated financial statements for more information about the Company’s secured mortgage debt and Schedule III for a list of secured mortgage loans related to the Company’s Portfolio.)

			Rentable
			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California
Alpine Country	Alpine, CA	108	81,900	1986	2002	95%
Alpine Village	Alpine, CA	306	254,400	1971	2002	97%
Barkley, The(3)(4)	Anaheim, CA	161	139,800	1984	2000	97%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	97%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	95%
Camino Ruiz Square	Camarillo, CA	160	105,448	1990	2006	96%
Mountain View	Camarillo, CA	106	83,900	1980	2004	97%
Cambridge	Chula Vista, CA	40	22,100	1965	2002	98%
Woodlawn Colonial	Chula Vista, CA	159	104,500	1974	2002	96%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	98%
Parcwood(5)	Corona, CA	312	270,000	1989	2004	95%
Tierra del Sol/Norte	El Cajon, CA	156	117,000	1969	2002	98%
Grand Regency	Escondido, CA	60	42,400	1967	2002	98%
Valley Park(6)	Fountain Valley, CA	160	169,700	1969	2001	96%
Capri at Sunny Hills(6)	Fullerton, CA	100	128,100	1961	2001	98%
Wilshire Promenade	Fullerton, CA	149	128,000	1992(7)	1997	96%
Montejo(6)	Garden Grove, CA	124	103,200	1974	2001	99%
CBC Apartments	Goleta, CA	148	91,538	1962	2006	98%
Chimney Sweep Apartments	Goleta, CA	91	88,370	1967	2006	85%
Hampton Court	Glendale, CA	83	71,500	1974(8)	1999	94%
Hampton Place	Glendale, CA	132	141,500	1970(9)	1999	95%
Devonshire	Hemet, CA	276	207,200	1988	2002	89%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	97%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	98%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	97%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	97%
Pathways	Long Beach, CA	296	197,700	1975(10)	1991	92%
Belmont Station	Los Angeles, CA	275	225,000	2008(11)	2008	70%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	96%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	91%
Kings Road	Los Angeles, CA	196	132,100	1979(12)	1997	95%
Marbella, The	Los Angeles, CA	60	50,108	1991	2005	90%
Park Place	Los Angeles, CA	60	48,000	1988	1997	91%
Renaissance, The(5)	Los Angeles, CA	168	154,268	1990(13)	2006	94%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	91%
Marina City Club(14)	Marina Del Rey, CA	101	127,200	1971	2004	95%
Mirabella(15)	Marina Del Rey, CA	188	176,800	2000	2000	95%
Mira Monte	Mira Mesa, CA	355	262,600	1982(16)	2002	98%
Hillcrest Park	Newbury Park, CA	608	521,900	1973(17)	1998	95%
Fairways(18)	Newport Beach, CA	74	107,100	1972	1999	94%
Country Villas	Oceanside, CA	180	179,700	1976	2002	97%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	97%
Mariners Place	Oxnard, CA	105	77,200	1987	2000	97%
Monterey Villas	Oxnard, CA	122	122,100	1974(19)	1997	95%
Tierra Vista	Oxnard, CA	404	387,100	2001	2001	95%
Monterra del Mar	Pasadena, CA	123	74,400	1972(20)	1997	96%
Monterra del Rey	Pasadena, CA	84	73,100	1972(21)	1999	95%
Monterra del Sol	Pasadena, CA	85	69,200	1972(22)	1999	96%
Villa Angelina(6)	Placentia, CA	256	217,600	1970	2001	97%

						(continued)

			Rentable
			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California (continued)
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	94%
Highridge(6)	Rancho Palos Verdes, CA	255	290,200	1972(23)	1997	93%
Bluffs II, The(24)	San Diego, CA	224	126,700	1974	1997	98%
Summit Park	San Diego, CA	300	229,400	1972	2002	97%
Vista Capri - North	San Diego, CA	106	51,800	1975	2002	97%
Brentwood(6)	Santa Ana, CA	140	154,800	1970	2001	96%
Treehouse(6)	Santa Ana, CA	164	135,700	1970	2001	95%
Hope Ranch Collection	Santa Barbara, CA	108	126,700	1965&73	2007	96%
Carlton Heights	Santee, CA	70	48,400	1979	2002	95%
Hidden Valley(25)	Simi Valley, CA	324	310,900	2004	2004	96%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	96%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	97%
Coldwater Canyon	Studio City, CA	39	34,125	1979	2007	61%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971(26)	1997	97%
Pinehurst(27)	Ventura, CA	28	21,200	1973	2004	99%
Woodside Village	Ventura, CA	145	136,500	1987	2004	97%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	97%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970(28)	1997	94%
		12,980	10,796,557			95%
Northern California
Belmont Terrace …	Belmont, CA	71	72,951	1974	2006	98%
Carlmont Woods(5)	Belmont, CA	195	107,200	1971	2004	98%
Davey Glen(5)	Belmont, CA	69	65,974	1962	2006	96%
Pointe at Cupertino, The	Cupertino, CA	116	135,200	1963(29)	1998	98%
Harbor Cove(5)	Foster City, CA	400	306,600	1971	2004	98%
Stevenson Place	Fremont, CA	200	146,200	1971(30)	1983	97%
Boulevard	Fremont, CA	172	131,200	1978(31)	1996	91%
City View	Hayward, CA	560	462,400	1975(32)	1998	97%
Alderwood Park(5)	Newark, CA	96	74,624	1987	2006	97%
Bridgeport	Newark, CA	184	139,000	1987(33)	1987	97%
Regency Towers(5)	Oakland, CA	178	140,900	1975(34)	2005	95%
San Marcos	Richmond, CA	432	407,600	2003	2003	98%
Mt Sutro	San Francisco, CA	99	64,000	1973	2001	98%
Carlyle, The	San Jose, CA	132	129,200	2000	2000	97%
Enclave, The(5)	San Jose, CA	637	525,463	1998	2005	97%
Esplanade	San Jose, CA	278	279,000	2002	2004	98%
Waterford, The	San Jose, CA	238	219,600	2000	2000	98%
Hillsdale Garden(35)	San Mateo, CA	697	611,505	1948	2006	98%
Bel Air	San Ramon, CA	462	391,000	1988/2000(36)	1997	97%
Canyon Oaks	San Ramon, CA	250	237,894	2005	2007	97%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005	2007	96%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	97%
Le Parc Luxury Apartments	Santa Clara, CA	140	113,200	1975(37)	1994	97%
Marina Cove(38)	Santa Clara, CA	292	250,200	1974(39)	1994	97%
Chestnut Street	Santa Cruz, CA	96	87,640	2002	2008	97%
Harvest Park	Santa Rosa, CA	104	116,628	2004	2007	97%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1997	99%
Brookside Oaks(6)	Sunnyvale, CA	170	119,900	1973	2000	99%
Magnolia Lane(40)	Sunnyvale, CA	32	31,541	2001	2007	99%
Montclaire, The	Sunnyvale, CA	390	294,100	1973(41)	1988	94%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	99%
Thomas Jefferson(6)	Sunnyvale, CA	156	110,824	1969	2007	99%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	98%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	96%
Tuscana	Tracy, CA	30	29,088	2007	2007	97%
		8,032	6,849,692			97%
						(continued)

			Rentable
			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Seattle, Washington Metropolitan Area
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	96%
Emerald Ridge-North	Bellevue, WA	180	144,000	1987	1994	97%
Foothill Commons	Bellevue, WA	360	288,300	1978(42)	1990	99%
Palisades, The	Bellevue, WA	192	159,700	1977(43)	1990	98%
Sammamish View	Bellevue, WA	153	133,500	1986(44)	1994	98%
Woodland Commons	Bellevue, WA	236	172,300	1978(45)	1990	99%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	96%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	95%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	97%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	97%
Highlands at Wynhaven	Issaquah, WA	333	424,674	2000	2008	96%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999	1999	97%
Wandering Creek	Kent, WA	156	124,300	1986	1995	98%
Bridle Trails	Kirkland, WA	108	99,700	1986(46)	1997	98%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	97%
Laurels at Mill Creek, The	Mill Creek, WA	164	134,300	1981	1996	96%
Morning Run(5)	Monroe, WA	222	221,786	1991	2005	96%
Anchor Village(6)	Mukilteo, WA	301	245,900	1981	1997	97%
Castle Creek	Newcastle, WA	216	191,900	1997	1997	96%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	96%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	97%
Forest View	Renton, WA	192	182,500	1998	2003	97%
Cairns, The	Seattle, WA	100	70,806	2006	2007	97%
Eastlake 2851(5)	Seattle, WA	127	234,086	2008(47)	2008	99%
Fountain Court	Seattle, WA	320	207,000	2000	2000	96%
Linden Square	Seattle, WA	183	142,200	1994	2000	97%
Maple Leaf	Seattle, WA	48	35,500	1986	1997	99%
Spring Lake	Seattle, WA	69	42,300	1986	1997	98%
Tower @ 801(5)	Seattle, WA	173	118,500	1970	2005	96%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	97%
Echo Ridge(5)	Snoqualmie, WA	120	124,359	2000	2005	97%
		5,980	5,373,411			96%
Total/Weighted Average		26,992	23,019,660			96%

			Rentable
			Square	Year	Year
Other real estate assets(1)	Location	Tenants	Footage	Built	Acquired	Occupancy(2)
Office Buildings
535 - 575 River Oaks(48)	San Jose, CA	1	262,500	1990	2007	100%
925 East Meadow Drive(49)	Palo Alto, CA	1	17,400	1988	1997	100%
935 East Meadow Drive(50)	Palo Alto, CA	-	14,500	1962	2007	0%
6230 Sunset Blvd(51)	Los Angeles, CA	1	35,000	1938	2006	100%
17461 Derian Ave(52)	Irvine, CA	8	110,000	1983	2000	100%
22110-22120 Clarendon Street(53)	Woodland Hills, CA	10	38,900	1982	2001	100%
Total Office Buildings		21	478,300			100%

Footnotes to the Company’s Portfolio Listing as of December 31, 2008

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each Community.
(2)
For apartment communities, occupancy rates are based on financial occupancy for the year ended December 31, 2008; for the office buildings or properties which have not yet stabilized, or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2008. For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

(3)
The Company has a 30% special limited partnership interest in the entity that owns this apartment community. This investment was made under arrangements whereby Essex Management Corporation (“EMC”) became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company’s common stock in satisfaction of the applicable partnership's cash redemption obligation.

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

(7)	In 2002 the Company purchased an additional 21 units adjacent to this apartment community for $3 million. This property was built in 1992.
(8)	The Company completed a $1.6 million redevelopment in 2000.
(9)	The Company completed a $2.3 million redevelopment in 2000.
(10)	The Company is in the process of performing a $10.8million redevelopment.
(11)	The Company completed construction of this community in the fourth quarter of 2008.
(12)	The Company completed a $6.2 million redevelopment in 2007.
(13)	Fund II completed a $5.3 million redevelopment in 2008.
(14)	This community is subject to a ground lease, which, unless extended, will expire in 2067.
(15)	During the third quarter of 2007, the Company acquired full ownership by purchasing the general contractor's interest for $9 million.
(16)	The Company completed a $6.1 million redevelopment in 2007.
(17)	The Company completed an $11.0 million redevelopment in 2001 and an additional $3.6 million redevelopment in 2005.
(18)	This community is subject to a ground lease, which, unless extended, will expire in 2027.
(19)	The Company completed a $3.2 million redevelopment in 2002.
(20)	The Company completed a $1.9 million redevelopment in 2000.
(21)	The Company completed a $1.9 million redevelopment in 2001.
(22)	The Company completed a $1.7 million redevelopment in 2001.
(23)	The Company is in the process of performing a $16.6 million redevelopment.
(24)	The Company had an 85% controlling limited partnership interest as of December 31, 2006, and during January 2007 the Company acquired the remaining 15% partnership interest.
(25)	The Company and EMC have a 74.0% and a 1% member interest, respectively.
(26)	The Company completed a $3.5 million redevelopment in 2002.
(27)	The community is subject to a ground lease, which, unless extended, will expire in 2028.
(28)	The Company is in the process of performing a $14.1 million redevelopment.
(29)	The Company completed a $2.7 million redevelopment in 2001.
(30)	The Company completed a $4.5 million redevelopment in 1998.
(31)	The Company completed an $8.9 million redevelopment in 2008.
(32)	The Company completed a $9.4 million redevelopment in 2008.
(33)	The Company is in the process of performing a $4.6 million redevelopment
(34)	Fund II completed a $4.5 million redevelopment in 2008.
(35)
The community was subject to a ground lease, which, unless extended, would expire in 2047.  In the second quarter of 2007, the Company entered into a joint venture partnership with a third-party, and the Company contributed the improvements for an 81.5% interest and the joint venture partner contributed the title to the land for an 18.5% interest in the partnership.

(36)	The Company completed construction of 114 units of the 462 total units in 2000.
(37)	The Company completed a $3.4 million redevelopment in 2002.
(38)	A portion of this community on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(39)	The Company is in the process of performing a $9.9 million redevelopment.
(40)	The community is subject to a ground lease, which, unless extended, will expire in 2070.
(41)	The Company completed a $15.1 million redevelopment in 2008.
(42)	The Company is in the process of performing a $36.3 million redevelopment, including the construction of 34 in-fill units.
(43)	The Company completed a $7.0 million redevelopment in 2007.

(44)	The Company completed a $3.9 million redevelopment in 2007.
(45)	The Company is in the process of performing an $11.8 million redevelopment.
(46)	The Company completed a $5.1 million redevelopment and completed construction of 16 units of the community’s 108 units in 2006.
(47)	The Company completed construction of this community in the third quarter of 2008.
(48)	The property is leased through January 2009 to a single tenant, and is included in the Company’s predevelopment pipeline.
(49)	The Company occupies 100% of this property.
(50)
The property is currently vacant and under a $2.0 million redevelopment. The Company expects to occupy 100% of this property upon completion of the redevelopment in approximately the first quarter of 2009.

(51)	The property is leased through July 2012 to a single tenant and was reclassified out of the Company’s predevelopment pipeline in December 2008.
(52)	The Company has a mortgage receivable, and consolidates this property in accordance with GAAP. The Company occupies 4.6% of this property.
(53)	The Company occupies 30% of this property.

Item 3. Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2008, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Communities.  Insured risks for comprehensive liabilities covers claims in excess of $25,000 per incident, and property casualty insurance covers losses in excess of a $5.0 million deductible per incident. There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism and earthquake, for which the Company does not have insurance. Substantially all of the Communities are located in areas that are subject to earthquakes.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matters were submitted to a vote of security holders.

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

Market Information

The Company’s common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close

December 31, 2008	$117.77	$60.77	$76.75
September 30, 2008	$129.57	$100.63	$118.33
June 30, 2008	$124.33	$105.12	$106.50
March 31, 2008	$117.51	$84.59	$113.98

December 31, 2007	$127.35	$94.08	$97.49
September 28, 2007	$123.50	$102.00	$117.57
June 30, 2007	$133.40	$114.19	$116.30
March 30, 2007	$148.54	$124.78	$124.78

The closing price as of February 25, 2009 was $56.09.

Holders

The approximate number of holders of record of the shares of the Company’s common stock was 278 as of February 25, 2009. This number does not include stockholders whose shares are held in trust by other entities.  The Company believes the actual number of stockholders is greater than the number of holders of record.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2008, 2007 and 2006 related to common stock, and Series F and Series G preferred stock for tax purposes are as follows:

	2008	2007	2006

Ordinary income	98.95%	75.65%	100.00%
Capital gains	1.05%	24.35%	0.00%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

Dividends and Distributions
Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. The Company has paid the following dividends per share of common stock:

Year Ended	Annual Dividend
1994	$0.915
1995	$1.685
1996	$1.720
1997	$1.770
1998	$1.950
1999	$2.150
2000	$2.380
2001	$2.800
2002	$3.080
2003	$3.120
2004	$3.160
2005	$3.240

Quarter Ended	2006	2007	2008
March 31,	$0.840	$0.930	$1.020
June 30,	0.840	0.930	1.020
September 31,	0.840	0.930	1.020
December 31,	0.840	0.930	1.020
Annual Dividend	$3.360	$3.720	$4.080

Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual cash flows from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deem relevant. There are currently no contractual restrictions on the Company’s present or future ability to pay dividends.

On February 25, 2009, the Company announced the Board of Directors approved a $0.01 per share increase to the quarterly cash dividend, which represents a $0.04 increase on an annualized basis.  Accordingly, the first quarter dividend distribution, payable on April 15, 2009 to stockholders as of record as of March 31, 2009, will be $1.03 per share.  On an annualized basis, the dividend represents a distribution of $4.12 per common share.

Dividend Reinvestment and Share Purchase Plan

The Company has adopted a dividend reinvestment and share purchase plan designed to provide holders of common stock with a convenient and economical means to reinvest all or a portion of their cash dividends in shares of common stock and to acquire additional shares of Common Stock through voluntary purchases.  Computershare, LLC, which serves as the Company’s transfer agent, administers the dividend reinvestment and share purchase plan. For a copy of the plan, contact Computershare, LLC at (312) 360-5354.  The plan has been suspended as of December 31, 2008 and the plan is not available to stockholders until further notice.

Securities Authorized for Issuance under Equity Compensation Plans

See our disclosure in the 2008 Proxy Statement under the heading “Equity Compensation Plan Information”, which disclosure is incorporated herein by reference.

Issuance of Registered Equity Securities

Period	Total Number of Shares Sold	Average Price per Share	Proceeds (net of fees and commissions)
8/11/08 to 8/14/08	413,000	$120.69	$48,971,483
9/04/08 to 9/30/08	717,750	120.08	84,682,358
10/01/08 to 10/03/08	78,300	118.25	9,096,571
Total	1,209,050	$120.17	$142,750,412

During August through October 2008, the Company sold 1,209,050 shares of common stock for proceeds of $142.8 million, net of underwriter fees and expenses.  The Company used the net proceeds from the stock offerings to pay down debt and to fund the development pipeline.

Sales of Unregistered Securities

In addition to the sale of common stock discussed above, in November 2008, the holders of the outstanding 7.875%  D Cumulative Redeemable Preferred Units of Essex Portfolio, L.P. exchanged their preferred units with a par value of $50 million for 363,000 shares of common stock of the Company and $10 million in cash plus accrued dividends.  The shares were issued upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and upon Rule 506 of Regulation D under that Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount that May Yet be Purchased Under the Plans or Programs
1/3/08 to 1/8/08	143,400	$95.64	143,400	$153,657,062

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that the Company announced on May 16, 2001.  During 2007 the Company repurchased and retired 323,259 shares of its common stock for approximately $32.6 million.  During January 2008, the Company repurchased and retired 143,400 shares of its common stock for approximately $13.7 million.  Since the Company announced the inception of the stock repurchase plan, the Company has repurchased and retired 466,659 shares for $46.3 million at an average stock price of $99.31 per share, including commissions as of December 31, 2008.

During the first quarter of 2009, under the authorization of the stock repurchase plan the Company repurchased $54.6 million in liquidation value of 4.875% Series G Cumulative Convertible Preferred Stock at a discount to par value for cash paid of $30.1 million.

Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the values of the investment of in the common stock and each index was $100 on December 31, 2003 and that all dividends were reinvested (1).

(1) Common stock performance data is provided by SNL Financial.

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company from January 1, 2004 through December 31, 2008.

		Years Ended December 31,
	2008	2007(1)	2006(1)	2005(1)	2004(1)
	($ in thousands, except per share amounts)
OPERATING DATA:
REVENUES
Rental and other property	$407,729	$373,959	$329,072	$297,761	$261,141
Management and other fees from affiliates	5,166	5,090	5,030	10,951	23,146
	412,895	379,049	334,102	308,712	284,287
EXPENSES
Property operating expenses, excluding depreciation and amortization	133,961	123,018	110,578	100,719	89,921
Depreciation and amortization	110,860	97,647	77,130	73,887	65,523
Amortization of deferred financing costs	2,883	3,055	2,745	1,947	1,560
General and administrative	26,984	26,273	22,234	19,148	18,042
Interest	78,203	78,938	72,272	70,149	60,063
Other expenses	1,350	800	1,770	5,827	-
	354,241	329,731	286,729	271,677	235,109
Earnings from operations	58,654	49,318	47,373	37,035	49,178

Gain on the sales of real estate	4,578	-	-	6,391	7,909
Gain on early retirement of debt	3,517	-	-	-	-
Interest and other income	11,343	10,310	6,176	8,524	3,077
Equity income (loss) in co-investments	7,820	3,120	(1,503)	18,553	40,683
Minority interests	(22,395)	(19,999)	(18,783)	(20,699)	(28,106)
Income from continuing operations before income tax provision	63,517	42,749	33,263	49,804	72,741
Income tax provision	-	(400)	(525)	(2,538)	(257)
Income from continuing operations	63,517	42,349	32,738	47,266	72,484

Income from discontinued operations (net of minority interests)	1,837	73,289	30,010	32,450	7,209
Net income	65,354	115,638	62,748	79,716	79,693
Dividends to preferred stockholders	(9,241)	(9,174)	(5,145)	(1,953)	(1,952)
Net income available to common stockholders	$56,113	$106,464	$57,603	$77,763	$77,741
Per share data:
Basic:
Net income from continuing operations available to common stockholders	$2.15	$1.35	$1.20	$1.97	$3.08
Net income available to common stockholders	$2.23	$4.34	$2.50	$3.38	$3.39
Weighted average common stock outstanding	25,205	24,548	23,082	23,039	22,921
Diluted:
Net income from continuing operations available to common stockholders	$2.14	$1.32	$1.17	$1.93	$3.05
Net income available to common stockholders	$2.21	$4.24	$2.45	$3.32	$3.36
Weighted average common stock outstanding	25,347	25,101	23,551	23,389	23,156
Cash dividend per common share	$4.08	$3.72	$3.36	$3.24	$3.16

	As of December 31,
	2008	2007	2006	2005	2004
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$3,279,788	$3,117,759	$2,669,187	$2,431,629	$2,371,194
Net investment in rental properties	2,639,762	2,575,772	2,204,172	2,042,589	2,041,542
Real estate under development	272,273	233,445	107,620	54,416	38,320
Total assets	3,164,823	2,980,323	2,485,840	2,239,290	2,217,217
Total secured indebtedness	1,588,931	1,362,873	1,186,554	1,129,918	1,161,184
Total unsecured indebtedness	171,716	294,818	225,000	225,000	155,800
Cumulative convertible preferred stock	145,912	145,912	145,912	-	-
Cumulative redeemable preferred stock	25,000	25,000	25,000	25,000	25,000
Stockholders' equity (less redeemable preferred stock)	819,918	765,318	587,209	555,967	566,277

	As of and for the years ended December 31,
	2008	2007(1)	2006(1)	2005(1)	2004(1)
OTHER DATA:
Net income	$65,354	$115,638	$62,748	$79,716	$79,693
Interest expense	78,203	78,938	72,272	70,149	60,063
Tax expense	-	400	525	2,538	257
Depreciation and amortization	110,860	97,647	77,130	73,887	65,523
Amortization of deferred financing costs	2,883	3,055	2,745	1,947	1,560
EBITDA(2)	257,300	295,678	215,420	228,237	207,096

Same-property gross operating margin(3)(4)	68%	67%	67%	66%	65%
Average same-property monthly rental rate per apartment unit(4)(5)	$1,401	$1,314	$1,225	$1,149	$1,055
Average same-property monthly operating expenses per apartment unit(4)(6)	$456	$437	$421	$395	$331
Total apartment units (at end of period)	26,992	27,489	27,553	26,587	25,518
Same-property occupancy rate(7)	96%	96%	96%	97%	96%
Total Communities (at end of period)	134	134	130	126	131

(1)	The results of operations for 2007, 2006, 2005 and 2004 have been reclassified to reflect discontinued operations for properties sold subsequent to December 31, 2007.

(2)
EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization.  EBITDA, as defined by the Company, is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP.  This measurement should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.  The Company’s definition may not be comparable to that of other companies.

(3)
Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization, divided by rental revenues and other property income.

(4)
A stabilized apartment community, or “Same-Property” apartment units (as defined in Item 7), are those units in Communities that the Company has consolidated for the entire two years as of the end of the period set forth.  The number of apartment units in such properties may vary at each year-end.  Percentage changes in averages per unit do not correspond to total Same-Property revenues and expense percentage changes which are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  The Company owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership.  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2008, had an approximately 91.6% general partner interest in the Operating Partnership.

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

As of December 31, 2008, we had ownership interests in 134 apartment communities, comprising 26,992 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2008, we also had ownership interests in six office buildings (with approximately 478,300 square feet).

As of December 31, 2008, our consolidated development pipeline was comprised of four development projects, two predevelopment projects and four land parcels held for future development aggregating 2,200 units, with total incurred costs of $272.3 million, and estimated remaining project costs of approximately $404.0 million for total estimated project costs of $676.3 million.

By region, the Company's operating results for 2008 and 2009 projected new housing supply, job losses, and market rent analysis are as follows:

Southern California Region:  As of December 31, 2008, this region represented 47% of the Company’s total apartment units.  During the year ended December 31, 2008, Same-Property (as defined below) revenues increased 1.6% as compared to 2007.  The Company expects in 2009 new residential supply of 7,400 single family homes and 13,400 apartment units which represents a total new supply of 0.4% of existing stock.  The Company expects this region to lose 67,900 jobs and experience a reduction in market rents of 2.5% in 2009.

Northern California Region:  As of December 31, 2008, this region represented 31% of the Company’s total apartment units.  Same-Property revenues increased 9.3% in 2008 as compared to 2007.  The Company expects in 2009 new residential supply of 3,300 single family homes and 6,700 apartment units which represents a total new supply of 0.5% of existing stock.  The Company expects this region to lose 21,000 jobs and experience a reduction in market rents of 0.7% in 2009.

Seattle Metro Region: As of December 31, 2008, this region represented 22% of the Company’s total apartment units.  Same-Property revenues increased 7.8% in 2008 as compared to 2007.  The Company expects in 2009 new residential supply of 4,400 single family homes and 5,100 apartment units which represents a total new supply of 1.1% of existing stock.  The Company expects this region to lose 15,000 jobs and experience a reduction in market rents of 2.0% in 2009.

The Company’s consolidated apartment communities are as follows:

	As of December 31, 2008		As of December 31, 2007
	Apartment Units	%	Apartment Units	%
Southern California	12,500	51%	12,725	53%
Northern California	6,457	27%	6,361	26%
Seattle Metro	5,338	22%	5,005	21%
Total	24,295	100%	24,091	100%

Co-investments including Fund II communities and communities in discontinued operations are not included in the table presented above for both years.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2008 to the Year Ended December 31, 2007

Our average financial occupancies for the Company’s stabilized apartment communities or “2008/2007 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2008 and 2007) increased 50 basis points to 96.3% for 2008 from 95.8% for 2007.   Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Company’s 2008/2007 Same-Property portfolio for financial occupancy for the years ended December 31, 2008 and 2007 is as follows:

	Years ended
	December 31,
	2008	2007
Southern California	95.5%	95.5%
Northern California	97.5%	96.5%
Seattle Metro	96.9%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2008/2007 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2008	2007	Change	Change
Property Revenues ($ in thousands)
2008/2007 Same-Properties:
Southern California	56	$187,352	$184,485	$2,867	1.6%
Northern California	18	79,389	72,611	6,778	9.3
Seattle Metro	23	62,338	57,848	4,490	7.8
Total 2008/2007 Same-Property revenues	97	329,079	314,944	14,135	4.5
2008/2007 Non-Same Property Revenues (1)		78,650	59,015	19,635	33.3
Total property revenues		$407,729	$373,959	$33,770	9.0%

(1)  Includes ten communities acquired after January 1, 2007, ten redevelopment communities, three office buildings and two development communities.

2008/2007 Same-Property Revenues increased by $14.1 million or 4.5% to $329.1 million for 2008 compared to $314.9 million for 2007.  The increase was primarily attributable to an increase in scheduled rents of $12.0 million or 3.8% as compared to 2007.  Average monthly rental rates for 2008/2007 Same-Property communities were $1,401 per unit for 2008 compared to $1,349 per unit for 2007.  The increase in occupancy of 50 basis points in 2008 compared to 2007 increased revenues by $0.9 million.   Bad debt expense and rent concessions modestly decreased by $0.1 million, ratio utility billing system (“RUBS”) income increased $0.8 million, and ancillary property income increased $0.4 million for 2008 compared to 2007.

2008/2007 Non-Same Property Revenues increased by $19.6 million or 33.3% to $78.7 million for 2008 compared to $59.0 million for 2007.  The increase was primarily due to ten communities acquired since January 1, 2007, and the lease-up of Belmont Station which began in the third quarter of 2008 and the community was 70% occupied as of December 2008.

Management and other fees from affiliates increased only slightly by $0.1 million to $5.2 million in 2008.  These fees consist of $5.2 million in fee income from Fund II in 2008, and $4.8 million in fee income from Fund II and $0.3 million in promote income from Fund I in 2007.

Total Expenses increased $24.5 million or 7.4% to $354.2 million for 2008 from $329.7 million for 2007.  Property operating expenses increased by $10.9 million or 8.9% for 2008, which is primarily due to the acquisition of ten communities and annual increases in property salaries.  The total operating expenses increase of 8.9% is comparable to total rental property revenues which increased 9.0% or $33.7 million.  The increase in total operating expenses includes an increase of real estate taxes of $1.8 million due primarily to the increase in the number of communities, increase in assessments for the Company’s California communities that are limited to 2% per year and large increases in assessments of the communities located in the Seattle metropolitan area.   Depreciation expense increased by $13.2 million or 13.5% for 2008 to $110.9 million in 2008 compared to $97.6 million in 2007 due primarily to the acquisition of ten communities.

Other expenses of $1.4 million for 2008 consists of $0.7 million for loan loss reserve on a note receivable related to an apartment community located in the Portland metropolitan area, and a $0.7 million severance charged related to a workforce reduction of corporate employees.  Other expenses totaling $0.8 million for 2007 relate to a loan loss reserve of $0.5 million on a note receivable related to a condominium projected located in Sherman Oaks, California, and a $0.3 million accrual for unpaid business taxes related to the sale of Essex on Lake Merritt in 2004.

Gain on sale of real estate was $4.6 million for 2008 compared to $0 for 2007 resulting from the recognition of a gain on sale of $1.8 million and $0.9 million related to the sale of Green Valley and Circle RV parks, respectively, $1.5 million gain that was previously deferred on the gain on sale of the 2005 sale of Eastridge Apartments, gain of $0.2 million on the sale of the 90 Archer land parcel, and a gain of $0.1 million on the sale of three condominiums.  The Eastridge $1.5 million gain recognized is equal to the estimated fair value of seven condominium units received in satisfaction of the note receivable issued in connection with the sale of Eastridge Apartments.

Gain on early retirement of debt was $3.5 million for 2008 compared to $0 for 2007 resulting from the repurchase of $53.3 million of 3.625% exchangeable bonds due in 2025 at a discount to par value.

Interest and other income increased by $1.0 million or 10.0% to $11.3 million for 2008 from $10.3 million for 2007 due primarily to an increase in investment income generated from an increase of short-term debt investments classified as marketable securities compared to 2007, and $21.4 million in cash held by a 1031 exchange facilitator related to the 2008 sale of Coral Gardens and the RV parks.

Equity income in co-investments increased by $4.7 million to $7.8 million for 2008 compared to $3.1 million for 2007, due primarily to $6.3 million of preferred income from the retirement of the Company’s investment in the Mountain Vista, LLC joint venture.  In 2007, the Company recorded $2.0 million from the partial sale of the Company’s interest in the Mountain Vista, LLC joint venture.

Income from discontinued operations for 2008 includes the operating results and gain on sale of $3.4 million from the sale of Coral Gardens and the operating results and gain on sale of Cardiff by the Sea and St. Cloud for a combined gain of $46,000.  For 2007, income from discontinued operations includes the operating results and a gain from the sale of four communities in the Portland metropolitan region, net of minority interest, of $47.6 million, sale of the City Heights joint venture property for a gain, net of minority interest, of $13.7 million, $10.3 million in fees from the joint venture partner, the net gain on sale of 21 condominiums at Peregrine Point for $1.0 million and operating results from the communities sold in 2008.

Comparison of Year Ended December 31, 2007 to the Year Ended December 31, 2006

Our average financial occupancies for the Company’s stabilized apartment communities or “2007/2006 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2007 and 2006) decreased 50 basis points to 96.0% for 2007 from 96.5% for 2006.

The regional breakdown of the Company’s stabilized 2007/2006 Same-Property portfolio for financial occupancy for the years ended December 31, 2007 and 2006 is as follows:

	Years ended
	December 31,
	2007	2006
Southern California	95.6%	96.4%
Northern California	96.8%	96.7%
Seattle Metro	96.3%	96.8%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2007/2006 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2007	2006	Change	Change
Property Revenues ($ in thousands)
2007/2006 Same-Properties:
Southern California	55	$182,062	$174,252	$7,810	4.5%
Northern California	16	59,777	54,620	5,157	9.4
Seattle Metro	22	56,263	50,684	5,579	11.0
Total 2007/2006 Same-Property revenues	93	298,102	279,556	18,546	6.6
2007/2006 Non-Same Property Revenues (1)		75,857	49,516	26,341	53.2
Total property revenues		$373,959	$329,072	$44,887	13.6%

(1)   Includes eleven communities acquired subsequent to January 1, 2006, eleven redevelopment communities, three office buildings and one development community.

2007/2006 Same-Property Revenues increased by $18.5 million or 6.6% to $298.1 million for 2007 compared to $279.6 million for 2006.  The increase was primarily attributable to an increase in scheduled rents of $20.4 million or 7.3% as compared to 2006.  Average monthly rental rates for 2007/2006 Same-Property communities were $1,314 per unit for 2007 compared to $1,225 per unit for 2006.  The decrease in occupancy of 50 basis points in 2007 compared to 2006 decreased revenues by $2.3 million of which $0.8 million was caused by vacancy created by units that were under renovation.  Bad debt expense and rent concessions increased $0.8 million, ratio utility billing system (“RUBS”) income increased $0.8 million, and ancillary property income increased $0.4 million for 2007 compared to 2006.

2007/2006 Non-Same Property Revenues increased by $26.3 million or 53.2% to $75.9 million for 2007 compared to $49.5 million for 2006.  The increase was primarily due to eleven communities acquired since January 1, 2006.

Management and other fees from affiliates increased only slightly by $0.1 million to $5.1 million in 2007.  These fees consist of $4.8 million in fee income primarily from Fund II and $0.3 million in promote income from Fund I in 2007, compared to $3.8 million in fee income primarily from Fund II and $1.2 million in promote income from Fund I in 2006.

Total Expenses increased $43.0 million or 15.0% to $329.7 million for 2007 from $286.7 million for 2006.  Property operating expenses increased by $12.4 million or 11.2% for 2007, which is primarily due to the acquisition of eleven communities and annual increases in property salaries.  The increase includes an increase of real estate taxes of $3.5 million due primarily to the increase in the number of communities, increase in assessments for the Company’s California communities that are limited to 2% per year and large increases in assessments of the communities located in the Seattle metropolitan area.   Depreciation expense increased by $20.5 million or 26.6% for 2007, due to the acquisition of eleven communities after January 1, 2006 and recording depreciation expense for the Cadence Campus and Hollywood commercial buildings, which are predevelopment properties with short-term tenant leases.  Interest expense increased $6.7 million or 9.2% due primarily to due to an increase in funding of redevelopment and acquisitions on the Company’s lines of credit and an increase of outstanding mortgage notes payable.  General and administrative costs increased $4.0 million or 18.2% due to an increase in costs related to employees working on Fund II development and redevelopment projects that can not be capitalized by the Company of approximately $1.5 million, an increase in the number of employees, annual increases in compensation and increased bonuses.

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

Equity income (loss) in co-investments increased by $4.6 million to $3.1 million for 2007 compared to a loss of $1.5 million for 2006, due primarily to the recording of a $2.0 million gain from the partial sale of the Company’s interest in the Mountain Vista, LLC joint venture in the first quarter of 2007 plus $0.3 million of equity income recorded from Fund I, and $0.4 million of equity income earned from its investment in Fund II during 2007.  Fund II operations for 2006 included $2.7 million in depreciation resulting in the Company recording a loss of $1.5 million in equity income (loss) in co-investments related to Fund II during 2006.

Income from discontinued operations for 2007 includes the gain from the sale of four communities in the Portland metropolitan region, net of minority interest, of $47.6 million, sale of the City Heights joint venture property for a gain, net of minority interest, of $13.7 million, $10.3 million in fees from the joint venture partner, and the net gain on sale of 21 condominiums at Peregrine Point for $1.0 million and the results of operations of these communities and the three communities sold in 2008.  For 2006, income from discontinued operations included a gain of $8.8 million from the sale of the Vista Pointe joint venture property and $8.2 million in fees, a gain of $3.1 million on the sales of Vista Capri East, Casa Tierra, and Diamond Valley properties, and a gain of $2.0 million from the sale of the first 45 condominiums at Peregrine Point, and the results of operations of these communities and communities sold in 2007 and 2008.

Liquidity and Capital Resources

In June 2008, Standard and Poor's (“S&P”) reaffirmed its corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio, L.P.

At December 31, 2008, the Company had $41.9 million of unrestricted cash and cash equivalents, $23.9 million in marketable securities, and $21.4 million of cash held by a 1031 exchange facilitator.  The funds held by the 1031 exchange facilitator were received in the first quarter of 2009 as the funds are part of a reverse exchange involving a 2008 apartment community acquisition.  The Company believes that cash flows generated by its operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2009.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has a $200.0 million unsecured line of credit and, as of December 31, 2008, there was $0 balance on the line.  In January 2009, this facility’s maturity was extended to March 2010.  The underlying interest rate on this line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 0.8%.  We also have a $150.0 million credit facility from Freddie Mac which is expandable to $250.0 million at any time during the first two years which matures in December 2013.  This line is secured by eight apartment communities.  As of December 31, 2008, the Company had $120.0 million outstanding under this line of credit at an average interest rate of 3.0%.  The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  In 2007, the Company entered into an unsecured revolving line of credit for $10.0 million with a commercial bank that matures in March 2009.  Borrowing under this revolving line of credit bears an interest rate at the bank’s Prime Rate less 2.0%.  As of December 31, 2008 there was a $0 balance on the revolving line of credit.  The line is used to fund short-term working capital needs.  The Company’s unsecured line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.  The Company was in compliance with the line of credit covenants as of December 31, 2008 and 2007.

In November 2008, the holders of the outstanding 7.875% Series D Cumulative Redeemable Preferred Units exchanged their preferred units with a par value of $50 million for 363,000 shares of common stock and $10.0 million in cash plus accrued dividends.

The Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $149.5 million during 2006.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  The conversion rate was .1849 shares of common stock per $25 per share liquidation preference as of December 31, 2008.  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.

During the first quarter of 2009, the Company repurchased $54.6 million in liquidation value of Series G Preferred Stock at a discount to par value for cash paid of $30.1 million.  The Company may continue to repurchase Series G Preferred Stock.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  During the first quarter of January 2008, the Company under its stock repurchase program repurchased 143,400 shares of common stock for $13.7 million, net of fees and commissions, and in 2007, the Company repurchased and retired 323,259 shares of common stock for approximately $32.6 million, net of fees and commissions.  As of February 2009, the Company may repurchase an additional $124 million of stock under the stock repurchase program.

The Company, through its Operating Partnership, in 2005 issued $225 million of outstanding exchangeable bonds (the “Bonds”) with a coupon of 3.625% due 2025.  The Bonds are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Company.  On or after November 1, 2020, the Bonds will be exchangeable at the option of the holder into cash and, in certain circumstances at Essex’s option, shares of the Company’s common stock at an initial exchange price of $103.25 per share subject to certain adjustments.  The Bonds will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  On or after November 4, 2010, the Operating Partnership may redeem all or a portion of the Bonds at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any).  Bond holders may require the Operating Partnership to repurchase all or a portion of the Bonds at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the Bonds on November 1, 2010, November 1, 2015 and November 1, 2020.  During the fourth quarter of 2008 the Company repurchased $53.3 million of these bonds at a discount to par value, and during 2009, the Company repurchased $71.3 million of these bonds at a discount to par value for cash paid of $66.5 million.  As of February 2009, there are $100.4 million of Bonds still outstanding.  The Company may continue to repurchase Bonds.

During the first quarter of 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

As of December 31, 2008, the Company’s mortgage notes payable totaled $1.47 billion which consisted of $1.2 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2009 to 2019 and $251.1 million of variable rate debt including $236.2 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 3.6%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2020 to 2039, and $183.4 million is subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in bank money market accounts and short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

Derivative Activity

In April 2008, the Company settled a $30.0 million forward-starting swap for a $1.7 million payment to the counterparty, which increased the effective interest rate on the new Park Hill at Issaquah mortgage loan to 6.1%.  In June 2008, the Company settled a $20.0 million forward-starting swap for a $0.1 million payment to the counterparty, which increased the effective interest rate on the new Hampton Place mortgage loan to 6.2%.  In November 2008, the Company settled a $25.0 million forward starting-swap for a $1.2 million payment to the counterparty which increased the effective interest on the Montclaire mortgage loan to 6.4%.   In April 2007, the Company settled a $50.0 million forward-starting swap and received a $1.3 million payment from the counterparty, which decreased the effective interest rate on the Tierra Vista mortgage loan to 5.2%.

As of December 31, 2008 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from November 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financings of debt between 2010 and 2011.  The fair value of the derivatives decreased $64.2 million during the year ended December 31, 2008 to an obligation of $73.1 million as of December 31, 2008, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the Company’s consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the year ended December 31, 2008 and 2007.

Issuance of Common Stock

In 2008, Company issued 1,209,050 shares of common stock for $142.8 million, net of fees and commissions, and in 2007, the Company issued 1,670,500 shares of common stock for $213.7 million, net of fees and commissions.  Under its controlled equity offering program with Cantor Fitzgerald & Co., the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt and fund the development pipeline.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2008, non-revenue generating capital expenditures totaled approximately $1,050 per unit. The Company expects to incur approximately $1,100 to $1,400 per unit in non-revenue generating capital expenditures for the year ended December 31, 2009. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue.  Revenue-generating expenditures totaled $6.5 million during 2008, and the Company expects to incur approximately $3 million to $5 million in revenue generating capital expenditures for the year ended December 31, 2009.  The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2009 and/or the funding thereof will not be significantly different than the Company’s current expectations.

Development and Predevelopment Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2008, excluding development projects owned by Fund II, the Company had four development projects comprised of 988 units for an estimated cost of $410.0 million, of which $234.6 million remains to be expended.  See discussion in the section, “Development and redevelopment activities may delayed, not completed, and/or not achieve expected results” in Item 1A, Risk Factors, of this Form 10-K.

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2008, the Company had two development projects aggregating 820 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2008 was $242.4 million, of which $169.4 million remains to be expended.   The Company may also acquire land for future development purposes.   The Company owned four land parcels held for future development aggregating 392 units as of December 31, 2008.  The Company had incurred $23.9 million in costs related to these four land parcels as of December 31, 2008.

The Company expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment Pipeline

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target a 7 to 9 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2008, the Company had nine major redevelopment communities aggregating 2,631 apartment units with estimated redevelopment costs of $128.0 million, of which approximately $56.5 million remains to be expended.   The Company expects to fund the redevelopment pipeline by using primarily the Company’s lines of credit.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million which are fully contributed as of December 31, 2008.   The Company has contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized debt as leverage equal to approximately 55% of the estimated value of the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2008, owned eleven apartment communities, one development project completed but not yet stabilized and two development projects.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at December 31, 2008, and the effect such obligations could have on our liquidity and cash flow in future periods:

		2010 and	2012 and
($ in thousands)	2009	2011	2013	Thereafter	Total
Mortgage notes payable	$35,842	$303,693	$224,572	$904,824	$1,468,931
Exchangeable bonds (1)	-	-	-	171,716	171,716
Lines of credit	-	-	120,000	-	120,000
Interest on indebtedness	90,000	117,943	73,718	173,017	454,678
Development commitments	114,300	176,300	92,200	21,200	404,000
Redevelopment commitments	33,600	22,900	-	-	56,500
	$273,742	$620,836	$510,490	$1,270,757	$2,675,825

(1)  In 2009, the Company repurchased an additional $71.3 million of the exchangeable bonds.  The outstanding balance as of February 2009 is $100.4 million.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), a development project, an office building that is subject to loans made by the Company, and prior to the sale of a community during 2007, the buildings and improvements that were owned by a third-party subject to ground lease on land that was owned by the Company.  The Company consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $256.0 million and $169.1 million as of  December 31, 2008 and $222.7 million and $163.9 million  as of December 31, 2007, respectively.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2007, the Company had two VIE’s of which it was not deemed to be the primary beneficiary.  Total assets and liabilities of these entities were approximately $71.7 million and $58.3 million as of December 31, 2007.  As of December 31, 2008, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  The Company defines critical accounting policies as those accounting policies that require the Company's management to exercise their most difficult, subjective and complex judgments.  The Company’s critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards of various entities; (ii) assessing the carrying values of the Company's real estate and investments in and advances to joint ventures and affiliates; and (iii) internal cost capitalization.  The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

The Company capitalizes all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management’s accounting estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities.  Indirect project costs consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development.

The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that there may be a downturn in the markets in which the Company's Communities are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption “Potential Factors Affecting Future Operating Results” below and those discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company’s other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of today, and the Company assumes no obligation to update this information.

Potential Factors Affecting Future Operating Results

Many factors affect the Company’s actual financial performance and may cause the Company’s future results to be different from past performance or trends.  These factors include those set forth under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and the following:

Funds from Operations ("FFO")

FFO is a financial measure that is commonly used in the REIT industry.  The Company presents funds from operations as a supplemental performance measure.  FFO is not used by the Company, nor should it be considered to be, as an alternative to net earnings computed under GAAP as an indicator of the Company’s operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of the Company's ability to fund its cash needs.

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does the Company intend it to present, a complete picture of its financial condition and operating performance. The Company believes that net earnings computed under GAAP remains the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings. Further, the Company believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

The following table sets forth the Company’s calculation of FFO for 2008 and 2007.

	For the year
	ended	For the quarter ended
	12/31/08	12/31/08	9/30/08	6/30/08	3/31/08
Net income available to common stockholders	$56,113,000	$18,345,000	$12,376,000	$9,688,000	$15,704,000
Adjustments:
Depreciation and amortization	113,294,000	28,296,000	28,581,000	28,683,000	27,734,000
Gains not included in FFO	(7,849,000)	(5,356,000)	(2,493,000)	-	-
Minority interests and co-investments(1)	9,299,000	2,766,000	2,218,000	1,892,000	2,423,000
Funds from Operations	$170,857,000	$44,051,000	$40,682,000	$40,263,000	$45,861,000
Weighted average number of shares outstanding diluted(2)	27,807,946	28,663,993	27,910,297	27,623,939	27,398,605

	For the year
	ended	For the quarter ended
	12/31/07	12/31/07	9/30/07	6/30/07	3/31/07
Net income available to common stockholders	$106,464,000	$51,287,000	$9,997,000	$9,877,000	$35,303,000
Adjustments:
Depreciation and amortization	102,250,000	29,754,000	21,718,000	25,166,000	25,612,000
Gains not included in FFO	(66,470,000)	(51,905,000)	(64,000)	(461,000)	(14,040,000)
Minority interests and co-investments(1)	11,665,000	5,563,000	1,781,000	1,915,000	2,406,000
Funds from Operations	$153,909,000	$34,699,000	$33,432,000	$36,497,000	$49,281,000
Weighted average number of shares outstanding diluted(2)	27,596,668	27,838,516	28,043,125	27,592,976	26,735,117

(1)  Amount includes the following: (i) minority interest related to Operating Partnership units, and (ii) add back of depreciation expense from unconsolidated co-investments and less depreciation attributable to third-party ownership of consolidated co-investments.
(2)  Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

The following table sets forth the Company’s cash flows for 2008 and 2007 ($ in thousands).

	For the year
	ended	For the quarter ended
	12/31/08	12/31/2008	9/30/2008	6/30/2008	3/31/2008
Cash flow provided by (used in):
Operating activities	$181,241	$38,193	$53,315	$42,498	$47,235
Investing activities	(285,023)	(41,054)	(148,104)	(69,849)	(26,016)
Financing activities	135,735	11,366	107,198	37,989	(20,818)

	For the year
	ended	For the quarter ended
	12/31/07	12/31/07	9/30/07	6/30/07	3/31/07
Cash flow provided by (used in):
Operating activities	$190,877	$32,729	$58,496	$39,721	$59,931
Investing activities	(377,870)	7,915	(169,574)	(190,573)	(25,638)
Financing activities	187,287	(40,927)	108,730	148,401	(28,917)

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate forward-starting swaps as part of its cash flow hedging strategy.  As of December 31, 2008, we have entered into seven forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability of forecasted interest payments associated with expected financings between 2010 and 2011.  As of December 31, 2008, the Company also had $251.1 million of variable rate indebtedness, of which $183.4 million is subject to interest rate cap protection.   All of our derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2008.  The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of December 31, 2008.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2008.

			Carrying and
	Notional	Maturity	Estimate Fair	+ 50	- 50
($ in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$375,000	2010-2011	$(73,245)	$(58,938)	$(96,451)
Interest rate caps	183,359	2009-2013	116	287	52
Total cash flow hedges	$558,359	2009-2013	$(73,129)	$(58,651)	$(96,399)

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of December 31, 2008 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the Company’s $1.39 billion of fixed rate mortgage notes payable and exchangeable bonds at December 31, 2008 is approximately $1.39 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.

	For the Years Ended December 31,
	2009	2010(1)	2011(2)	2012	2013	Thereafter	Total	Fair value
($ in thousands)
Fixed rate debt	$18,279	$152,412	$150,760	$31,759	$192,813	$843,498	$1,389,521	$1,386,794
Average interest rate	6.9%	8.1%	6.4%	5.4%	5.8%	5.3%
Variable rate LIBOR debt	$17,563	$-	$521	$-	$120,000	$233,042 (3)	$371,126	$371,126
Average interest rate	5.6%	-	4.0%	-	3.0%	3.9%

(1) $150 million covered by three forward-starting swaps with fixed rates ranging from 5.099% to 5.824%, with a settlement date on or before January 1, 2011.

(2) $125 million covered by forward-starting swaps with fixed rates ranging from 5.655% to 5.8795%, with a settlement date on or before February 1, 2011.  $50 million covered by a forward-starting swap with a fixed rate of 5.535%, with a settlement date on or before July, 1 2011.  $50 million covered by a forward-starting swap with a fixed rate of 5.343%, with a settlement date on or before October 1, 2011.  The Company intends to encumber certain unencumbered assets during 2011 in conjunction with the settlement of these forward-starting swaps.

(3) $183.4 million subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2008; it does not consider those exposures or positions that could arise after that date.  As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise during the period.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 5, 2009.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 5, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 5, 2009.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 5, 2009.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 5, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(B)  Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Essex Property Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on Essex Property Trust Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Essex Property Trust Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of Essex Property Trust, Inc.’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 26, 2009

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(Dollars in thousands, except share amounts)

	2008	2007
ASSETS
Real estate:
Rental properties:
Land and land improvements	$683,876	$670,494
Buildings and improvements	2,595,912	2,447,265
	3,279,788	3,117,759
Less accumulated depreciation	(640,026)	(541,987)
	2,639,762	2,575,772

Real estate under development	272,273	233,445
Co-investments	76,346	64,191
	2,988,381	2,873,408
Cash and cash equivalents-unrestricted	41,909	9,956
Cash and cash equivalents-restricted	12,810	12,527
Marketable securities	23,886	2,017
Funds held by 1031 exchange facilitator	21,424	-
Notes and other receivables	47,637	50,536
Prepaid expenses and other assets	17,430	20,286
Deferred charges, net	11,346	11,593
Total assets	$3,164,823	$2,980,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$1,468,931	$1,262,873
Exchangeable bonds	171,716	225,000
Lines of credit	120,000	169,818
Accounts payable and accrued liabilities	38,223	44,749
Construction payable	18,605	5,365
Dividends payable	32,124	28,521
Other liabilities	16,444	15,580
Cash flow hedge liabilities	73,129	10,227
Total liabilities	1,939,172	1,762,133
Commitments and contingencies
Minority interests	234,821	281,960
Cumulative convertible preferred stock; $.0001 par value: 4.875% Series G - 5,980,000 issued and outstanding	145,912	145,912
Stockholders' equity:
Common stock; $.0001 par value, 649,702,178 shares authorized; 26,395,807 and 24,876,737 shares issued and outstanding	2	2
Cumulative redeemable preferred stock; $.0001 par value: 7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares authorized and no shares issued and outstanding	-	-
Additional paid-in capital	1,026,037	857,109
Distributions in excess of accumulated earnings	(130,697)	(82,805)
Accumulated other comprehensive (loss) income	(75,424)	(8,988)
Total stockholders' equity	844,918	790,318
Total liabilities and stockholders' equity	$3,164,823	$2,980,323

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share and share amounts)

	2008	2007	2006
Revenues:
Rental and other property	$407,729	$373,959	$329,072
Management and other fees from affiliates	5,166	5,090	5,030
	412,895	379,049	334,102
Expenses:
Property operating, excluding real estate taxes	100,469	91,369	82,428
Real estate taxes	33,492	31,649	28,150
Depreciation and amortization	110,860	97,647	77,130
Interest	78,203	78,938	72,272
Amortization of deferred financing costs	2,883	3,055	2,745
General and administrative	26,984	26,273	22,234
Other expenses	1,350	800	1,770
	354,241	329,731	286,729
Earnings from operations	58,654	49,318	47,373

Gain on sale of real estate	4,578	-	-
Gain on early retirement of debt	3,517	-	-
Interest and other income	11,343	10,310	6,176
Equity income (loss) in co-investments	7,820	3,120	(1,503)
Minority interests	(22,395)	(19,999)	(18,783)
Income before discontinued operations and tax provision	63,517	42,749	33,263
Income tax provision	-	(400)	(525)
Income before discontinued operations	63,517	42,349	32,738

Income from discontinued operations (net of minority interests)	1,837	73,289	30,010
Net income	65,354	115,638	62,748
Dividends to preferred stockholders	(9,241)	(9,174)	(5,145)
Net income available to common stockholders	$56,113	$106,464	$57,603
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$2.15	$1.35	$1.20
Income from discontinued operations	0.08	2.99	1.30
Net income available to common stockholders	$2.23	$4.34	$2.50

Weighted average number of shares outstanding during the year	25,205,367	24,548,003	23,081,682
Diluted:
Income before discontinued operations available to common stockholders	$2.14	$1.32	$1.17
Income from discontinued operations	0.07	2.92	1.28
Net income available to common stockholders	$2.21	$4.24	$2.45

Weighted average number of shares outstanding during the year	25,346,520	25,100,974	23,551,042

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2008, 2007 and 2006
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series F				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	Total
Balances at December 31, 2005	1,000	$25,000	22,858	$2	$632,646	$(77,341)	$660	$580,967
Comprehensive income:
Net income	-	-	-	-	-	62,748	-	62,748
Change in fair value of cash flow hedges	-	-	-	-	-	-	(2,933)	(2,933)
Comprehensive (loss) income								59,815
Issuance of common stock under stock-based compensation plans	-	-	92	-	5,575	-	-	5,575
Issuance of common stock	-	-	427	-	48,273	-	-	48,273
Reallocation of minority interest	-	-	39	-	443	-	-	443
Dividends declared	-	-	-	-	-	(82,864)	-	(82,864)
Balances at December 31, 2006	1,000	25,000	23,416	2	686,937	(97,457)	(2,273)	612,209
Comprehensive income:
Net income	-	-	-	-	-	115,638	-	115,638
Settlement of forward-starting swap	-	-	-	-	-	-	1,311	1,311
Change in fair value of cash flow hedges and amortization of gain on settlement of swap	-	-	-	-	-	-	(8,026)	(8,026)
Comprehensive (loss) income								108,923
Issuance of common stock under stock-based compensation plans	-	-	87	-	5,648	-	-	5,648
Issuance of common stock	-	-	1,671	-	213,672	-	-	213,672
Retirement of common stock	-	-	(323)	-	(32,644)	-	-	(32,644)
Conversion/reallocation of minority interest	-	-	26	-	(16,504)	-	-	(16,504)
Dividends declared	-	-	-	-	-	(100,986)	-	(100,986)
Balances at December 31, 2007	1,000	25,000	24,877	2	857,109	(82,805)	(8,988)	790,318
Comprehensive income:
Net income	-	-	-	-	-	65,354	-	65,354
Change in fair value of cash flow hedges and amortization of settlement of swaps	-	-	-	-	-	-	(66,436)	(66,436)
Comprehensive (loss) income								(1,082)
Issuance of common stock under stock-based compensation plans	-	-	80	-	6,065	-	-	6,065
Issuance of common stock	-	-	1,209	-	142,751	-	-	142,751
Issuance of common stock in conjunction with retirement of Series D Preferred	-	-	363	-	36,625	-	-	36,625
Retirement of common stock	-	-	(143)	-	(13,723)	-	-	(13,723)
Conversion/reallocation of minority interest	-	-	10	-	(2,790)	-	-	(2,790)
Dividends declared	-	-	-	-	-	(113,246)	-	(113,246)
Balances at December 31, 2008	1,000	$25,000	26,396	$2	$1,026,037	$(130,697)	$(75,424)	$844,918

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$65,354	$115,638	$62,748
Minority interests	22,538	26,508	22,738
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sales of real estate	(7,995)	(66,559)	(22,096)
The Company's share of gain on the sales of co-investments assets	-	(2,046)	-
Gain on early retirement of debt	(3,517)	-	-
Impairment loss and reserve for loan loss	650	500	800
Equity (income) loss of co-investments	(7,644)	(320)	1,503
Depreciation and amortization	110,860	100,389	83,036
Amortization and write-off of deferred financing costs	3,001	3,071	2,743
Changes in operating assets and liabilities:
Stock-based compensation	3,940	-	-
Prepaid expenses and other assets	(1,791)	2,458	493
Accounts payable and accrued liabilities	(5,019)	9,984	6,162
Other liabilities	864	1,254	1,808
Net cash provided by operating activities	181,241	190,877	159,935
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(87,533)	(336,312)	(199,107)
Improvements to recent acquisitions	(7,048)	(5,145)	(5,238)
Redevelopment	(48,941)	(38,618)	(25,609)
Revenue generating capital expenditures	(6,537)	(11,044)	(4,788)
Non-revenue generating capital expenditures	(25,205)	(22,620)	(19,120)
Additions to real estate under development	(124,126)	(142,967)	(68,362)
Dispositions of real estate	58,078	218,069	38,092
Changes in restricted cash and refundable deposits	(20,515)	467	4,371
Purchases of marketable securities	(83,261)	(7,776)	-
Sales of marketable securities	60,915	5,759	-
Advances under notes and other receivables	(2,501)	(36,145)	(26,125)
Collections of notes and other receivables	5,695	3,724	21,234
Contributions to co-investments	(14,346)	(21,647)	(38,395)
Distributions from co-investments	10,302	16,385	10,171
Net cash used in investing activities	(285,023)	(377,870)	(312,876)
Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	896,471	866,397	324,228
Repayment of mortgage and other notes payable and lines of credit	(682,069)	(678,383)	(266,965)
Additions to deferred charges	(3,264)	(1,800)	(587)
(Payments) proceeds from settlement of derivative instruments	(3,083)	1,311	-
Retirement of exchangeable bonds	(49,258)	-	-
Retirement of common stock	(13,723)	(32,644)	-
Retirement of preferred units, Series D	(10,065)	-	-
Net proceeds from stock options exercised	4,884	4,321	4,287
Net proceeds from issuance of common stock	142,751	213,672	48,273
Net proceeds from issuance of preferred stock, Series G	-	-	145,912
Contributions from minority interest partners	-	4,000	-
Distributions to minority interest partners	(24,214)	(82,715)	(21,657)
Redemption of minority interest limited partnership units	(13,205)	(9,233)	(4,779)
Dividends paid	(109,490)	(97,639)	(80,446)
Net cash provided by financing activities	135,735	187,287	148,266
Net increase (decrease) in cash and cash equivalents	31,953	294	(4,675)
Cash and cash equivalents at beginning of year	9,956	9,662	14,337
Cash and cash equivalents at end of year	$41,909	$9,956	$9,662

(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $10,908, $5,134 and $3,913 capitalized in 2008, 2007 and 2006, respectively	$78,343	$79,531	$72,599
Supplemental disclosure of noncash investing and financing activities:
Mortgage notes assumed by buyer in connection with sales of real estate	$59,068	-	-
Mortgage notes assumed in connection with purchases of real estate	-	$43,839	-
Land contributed by a partner in a consolidated joint venture	$10,500	$22,200	-
Issuance of DownREIT units in connection with purchase of real estate	-	$7,067	-
Issuance of Operating Partnership units in connection with the purchase of real estate	-	-	$7,704
Redemption of Series D Units for common stock	$36,625	-	-
Accrual of dividends	$32,124	$28,521	$24,910
Change in value of cash flow hedge liabilities	$64,201	$8,026	$2,933
Reclassification between stockholder's equity and minority interests resulting from conversions and equity transactions	$2,790	$16,504	$443
Change in construction payable	$13,240	$8,703	$4,804

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

The Company has a 91.6% general partner interest and the limited partners own an 8.4% interest in the Operating Partnership as of December 31, 2008.  The limited partners may convert their 2,162,151 Operating Partnership units into an equivalent number of shares of common stock.  The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

As of December 31, 2008, the Company owned or had ownership interests in 134 apartment communities, (aggregating 26,992 units) (collectively, the “Communities”, and individually, a “Community”) and six office buildings and six active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), a development project, an office building that is subject to loans made by the Company, and prior to the sale of the property during 2007, the buildings and improvements that were owned by a third-party subject to a ground lease on land that was owned by the Company.  The Company consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $256.0 million and $169.1 million, respectively, as of December 31, 2008 and $222.7 million and $163.9 million, respectively, as of December 31, 2007.

The DownREIT entities that collectively own twelve apartment communities were investments made under arrangements whereby Essex Management Company (“EMC”) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. As of December 31, 2008, the maximum number of shares that could be issued to meet redemption of these DownREIT entities is 1,148,510.  As of December 31, 2008 and 2007, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Minority interests include the 8.4% and 9.1% limited partner interests in the Operating Partnership not held by the Company at December 31, 2008 and 2007, respectively. The Company periodically adjusts the carrying value of minority interest in the Operating Partnership to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of minority interest in the Operating Partnership in the accompanying consolidated statements of stockholders’ equity.  The minority interest balance also includes the Operating Partnership’s cumulative redeemable preferred units (see Note 11) and the Operating Partnership’s long term incentive plan units (see Note 13).

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2007, the Company had two VIE’s of which it was not deemed to be the primary beneficiary.  Total assets and liabilities of these entities were approximately $71.7 million and $58.3 million as of December 31, 2007.  As of December 31, 2008, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

In accordance with SFAS No. 141 and its applicability to acquired in-place leases, we perform the following evaluation for communities we acquire:

(1)	estimate the value of the real estate “as if vacant” as of the acquisition date;
(2)	allocate that value among land and building;
(3)	compute the value of the difference between the “as if vacant” value and the purchase price, which will represent the total intangible assets;
(4)	allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above market/ below market leases;
(5)	allocate the remaining intangible value to the at-market in-place leases or customer relationships, if any, and the associated lives of these assets.

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Such fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available.  Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell.

During the second quarter of 2006, the Company recorded an impairment loss of $0.8 million resulting from write-down of a property’s value in Houston, Texas, to reduce the property’s carrying value to its estimated fair value.  The impairment charges are recorded in other expenses in the accompanying consolidated statements of operations.

In the normal course of business, the Company will receive offers for sale of its Communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  The Company classifies real estate as "held for sale" when all criteria under Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), "Accounting for the Impairment or Disposal of Long-Lived Assets" have been met.  In accordance with SFAS No. 144, the Company presents income and gains/losses on communities sold as discontinued operations net of minority interests. Real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.  (See Note 6 for a description of the Company’s discontinued operations for 2008, 2007, and 2006).

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

(d) Revenues and Gains on Sale of Real Estate

Revenues from tenants renting or leasing apartment units are recorded when due from tenants and are recognized monthly as they are earned, which is not materially different than on a straight-line basis.  Units are rented under short-term leases (generally, lease terms of 6 to 12 months) and may provide no rent for one or two months, depending on the market conditions and leasing practices of the Company’s competitors in each sub-market at the time the leases are executed.   Revenues from tenants leasing commercial space are recorded on a straight-line basis over the life of the respective lease.

The Company recognizes gains on sales of real estate when a contract is in place, a closing has taken place, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property.

(e) Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash balances relate primarily to reserve requirements for capital replacement at certain Communities in connection with the Company’s mortgage debt.

(f)  Marketable Securities

Marketable securities consist primarily of U.S. treasury or agency securities and REIT unsecured exchangeable bonds.  The Company has classified U.S. treasury and agency securities as held-to-maturity securities, and the Company reports the securities at amortized cost.  The Company has classified the REIT exchangeable bonds as available for sale and the Company reports these securities at fair value, based on quoted market prices (Level 1 as defined by FAS 157 which is discussed in paragraph (i) and (o) below), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses and interest income are included in interest and other income on the consolidated statement of operations.  Amortization of unearned discounts on both held to maturity and available for sale securities is included in interest income.

(g) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans that exceed one year.  Amounts outstanding under the notes bear interest at a rate based on the borrower’s credit quality and are recorded at face value. Interest is recognized over the life of the note. The Company requires collateral for the notes.

Each note is analyzed to determine if it is impaired pursuant to FAS No. 114, “Accounting by Creditors for Impairment of a Loan”.  A note is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The Company does not accrue interest when a note is considered impaired. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income.

(h) Interest and Other Income

Other income includes rental income from office buildings classified as real estate under development.  Other income also includes rental income for RV parks and a manufactured housing community, all of which were sold during 2008. Total interest and other income are comprised of the following for the years ended December 31:

($ in thousands)	2008	2007	2006
Interest income	$4,817	$3,947	$2,719
Rental income	6,526	6,363	1,570
Gain on sale of marketable securities	-	-	1,687
Other	-	-	200
	$11,343	$10,310	$6,176

(i) Interest Rate Protection, Swap, and Forward Contracts

The Company adopted FAS 157 as of January 1, 2008, as discussed below in paragraph (o).  The Company values forward-starting interest rate swaps at fair value, and based on the fair value hierarchy of valuation techniques, the Company has elected to use fair values determined by Level 2.  Level 2 valuation methodology is determined based on inputs other than quoted prices in active markets for identical assets or liabilities the Company has the ability to access as included in Level 1 valuation methodology that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  As of December 31, 2008, forward-starting interest rates swaps are the only assets and liabilities that the Company measured at fair value based on the FAS 157 fair valuation methodology.

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

For derivatives not designated as hedges, changes in fair value are recognized in earnings.  All existing instruments are considered cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2008. The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rated forward-starting swaps as part of its cash flow hedging strategy.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt.  The Company is hedging its exposure to the variability in future cash flows for a portion of its forecasted transactions over a maximum period of 35 months as of December 31, 2008.

(j) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(k) Income Taxes

Generally in any year in which the Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 2008, as the Company has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude the Company from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. The activities and tax related provisions, assets and liabilities are not material.

The status of cash dividends distributed for the years ended December 31, 2008, 2007, and 2006 related to common stock, Series F, and Series G preferred stock are classified for tax purposes as follows:

	2008	2007	2006

Ordinary income	98.95%	75.65%	100.00%
Capital gains	1.05%	24.35%	0.00%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

(l) Preferred Stock

The Company classifies its Series G Cumulative Convertible Preferred Stock (“ Series G Preferred Stock”)  based on Emerging Issues Task Force Topic D-98, (“EITF D-98”) “Classification and Measurement of Redeemable Securities.” The Series G Preferred Stock contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur.  The redemption under these provisions is not solely within the Company’s control, thus the Company has classified the Series G Preferred Stock as temporary equity in the accompanying consolidated balance sheets.

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

(m) Stock-based Compensation

The Company accounts for share based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13) are being amortized over the expected service periods.

(n) Accounting Estimates and Reclassifications

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles (“GAAP”), requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate communities, its investments in and advances to joint ventures and affiliates, its notes receivable and its qualification as a REIT.  The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Reclassifications for discontinued operations have been made to prior year statements of operations balances in order to conform to the current year presentation.  Such reclassifications have no impact on reported earnings, total assets or total liabilities.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”).  FAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  Through December 31, 2008, The Company has not elected to measure any eligible financial assets and liabilities at fair value.

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

In May 2008, the FASB issued FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense.  APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited and retroactive application is required for all periods presented.  The interest expense from the Company’s $225.0 million exchangeable bonds (the “Bonds”) with a coupon rate of 3.625% due November 2025, which were issued in the fourth quarter of 2005, will be impacted by APB 14-1.  During the fourth quarter of 2008, the Company repurchased $53.3 million of the Bonds, and during 2009 the Company repurchased an additional $71.3 million of the Bonds, thus the outstanding balance as of February 2009 is $100.4 million.  Based on the Company's understanding of the application of APB 14-1, this will result in an additional non-cash interest expense of additional interest of $3.9 million for 2007, and $4.1 million for 2008 and will restate the gain on redemption of the bonds from $3.5 million to $4.1 million in 2008.  The Company will adopt APB 14-1 as of January 1, 2009, and the Company will present prior period comparative results reflecting the impact of APB 14-1.

(3) Real Estate Investments

(a) Sales of Real Estate investments

In the fourth quarter of 2008, the Company sold Coral Gardens, a 200-unit property located in El Cajon, California for $19.8 million resulting in a gain of $3.4 million.   The Company also sold Green Valley, a manufactured housing community located in Vista, California for $8.9 million resulting in a gain of $1.8 million.

In the third quarter of 2008, the Company sold Cardiff by the Sea Apartments, located in Cardiff, California for $71.0 million resulting in a gain of $46,000 and St. Cloud Apartments, located in Houston, Texas for $8.8 million resulting in no gain on sale.  The Company also sold the Circle recreational vehicle (“RV”) park located in El Cajon, California for $5.4 million resulting in a gain of $0.9 million, and the Company sold the Vacationer RV park located in El Cajon, California for $4.6 million.  The gain on sale of $0.8 million resulting from the sale of Vacationer was deferred due to the fact the Company loaned $4.1 million to the buyer at a fixed rate of 6.5% due in August 2011.

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

Essex Apartment Value Fund, L.P. (“Fund I”), was an investment fund organized by the Company in 2001 to add value through rental growth and asset appreciation, utilizing the Company’s acquisition, development, redevelopment and asset management capabilities.  Fund I was considered fully invested in 2003. The Company was a 1% general partner and was a 20.4% limited partner.  Fund I acquired or developed ownership interests in 19 apartment communities, representing 5,406 apartment units.   Fund I sold its apartment communities during 2004 and 2005.  During 2006, the Company recorded a $1.2 million in promote income related to the dispositions of assets in 2005, and during 2007 the Company recorded $0.3 million in gain on its investment and $0.3 million in promote income related to the final liquidation of Fund I assets.

Essex Apartment Value Fund II, L.P. (“Fund II”), has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million which are fully contributed as of December 31, 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized debt as leverage equal to approximately 55% of the estimated value of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area.  As of October 2006, Fund II was fully invested and closed for any future acquisitions or development.  As of December 31, 2008, Fund II owned eleven apartment communities, one development project completed but not yet stabilized and two development projects.  No communities have been sold by Fund II.  Consistent with Fund I, the Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

In August 2005, the Company purchased 500,000 Series A Preferred shares in Multifamily Technology Solutions, Inc. (“MTS”).  The Company owns less than 5% of the voting stock of MTS and therefore accounts for this investment on the cost method.

During 2006, the Company made a contribution to a development with a joint venture partner totaling $3.4 million, and made additional contributions to this joint venture of $1.3 million and $0.7 million during 2008 and 2007, respectively.  The development is located in Southern California and as of December 31, 2008 was still in the predevelopment stage.

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

	2008	2007
Investments in joint ventures accounted for under the equity method of accounting:

($ in thousands)
Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	$70,469	$58,419
Preferred limited partnership interest in Mountain Vista Apartments LLC (A)	-	1,182
Development joint venture	5,377	4,090
	75,846	63,691
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology Solutions, Inc	500	500
Total investments	$76,346	$64,191

(A)	The investment is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”), and is the general partner. TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of co-investments, which are accounted for under the equity method, is as follows:

	December 31,
($ in thousands)	2008	2007
Balance sheets:
Rental properties and real estate under development	$526,906	$614,266
Other assets	40,877	16,184
Total assets	$567,783	$630,450

Mortgage notes payable	$308,853	$322,615
Other liabilities	8,481	24,014
Partners' equity	250,449	283,821
Total liabilities and partners' equity	$567,783	$630,450

Company's share of equity	$75,846	$63,691

	Years ended
	December 31,
	2008	2007	2006
Statements of operations:
Property revenues	$46,879	$46,559	$43,031
Property operating expenses	(17,621)	(18,551)	(20,464)
Net operating income	29,258	28,008	22,567

Interest expense	(12,210)	(13,888)	(17,000)
Depreciation and amortization	(13,926)	(14,116)	(12,395)
Net income (loss)	$3,122	$4	$(6,828)

Company's share of operating net income (loss)	1,502	1,074	(1,503)
Company's preferred interest/gain - Mt Vista	6,318	2,046	-

Company's share of net income (loss)	$7,820	$3,120	$(1,503)

(c) Real Estate Under Development

The Company defines real estate under development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.   As of December 31, 2008, excluding the two development projects owned by Fund II, the Company had four development projects comprised of 988 units for an estimated cost of $410.0 million, of which $234.6 million remains to be expended.

The Company defines the predevelopment pipeline as new communities in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of December 31, 2008, the Company had two development communities aggregating 820 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2008 is $242.4 million, of which $169.4 million remains to be expended.  The Company owns land parcels held for future development aggregating 392 units as of December 31, 2008.  The Company had incurred $23.9 million in costs related to these four land parcels as of December 31, 2008.

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as of December 31, 2008 and 2007:

	2008	2007
($ in thousands)
Note receivable, secured, bearing interest at LIBOR + 4.65%, due July 2008	$-	$5,448
Note receivable, secured, bearing interest at LIBOR + 3.38%, due February 2009	12,748	10,999
Note receivable, secured, bearing interest at LIBOR + 2.95%, due April 2009	14,043	14,010
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,325	7,346
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,294	7,128
Note receivable, secured, bearing interest at 6.5%, due August 2011	4,070	-
Note receivable, secured, bearing interest at 8.0%, due November 2010	965	-
Other receivables	1,192	5,605
	$47,637	$50,536

The Company originated a loan to the owners of an apartment community under development in Vancouver, Washington, with a maturity date of February 2009.  The loan provided funding for the completion of the 146-unit apartment community.  In July 2008, the Company ceased recording interest income and issued a notice of monetary default to the borrower, and in November 2008 the borrower filed for bankruptcy.  During the fourth quarter 2008, the Company recorded a loan loss reserve in the amount of $0.7 million on this impaired note receivable, which is approximately equal to the estimated fair value less holding and selling costs of the apartment community as of December 31, 2008.

During the fourth quarter of 2007, the Company recorded a loan loss reserve in the amount of $0.5 million on another impaired note receivable, which was approximately equal to accrued and unpaid interest recorded from inception of the note through June 30, 2007.  During 2008, this note receivable was repaid.

(5) Related Party Transactions

Management and other fees from affiliates includes management, promote, development and redevelopment fees totaling $5.2 million, $5.1 million, and $5.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company’s Chairman, George Marcus, is the Chairman of TMMC, which owns a real estate brokerage firm.  During the years ended December 31, 2008, 2007, and 2006, the Company paid brokerage commissions totaling $0.2 million, $1.3 million, and $0.8 million, respectively to TMMC on the purchase and sales of real estate.

Mr. Marcus was an investor in the two partnerships that owned the Thomas Jefferson Apartments that was acquired by the Company during September 2007 in a DownREIT transaction.  In conjunction with that transaction, Mr. Marcus received 7,006 DownREIT units in exchange for his partnership interests in those apartments.  The Company’s independent Board of Directors approved the acquisition of the apartment community.

Mr. Marcus is the Chairman of the Urban Housing Group (“UHG”), a subsidiary of TMMC.  During December 2007, UHG sold the rights to the Company to acquire the Fourth Street development land parcel in Berkeley, California for $2.8 million.  The amount paid to the Urban Housing Group included reimbursement for the costs incurred by UHG to entitle the property for development.  The Company’s independent Board of Directors approved the acquisition of the rights to the land parcel.

(6) Discontinued Operations

In the fourth quarter of 2008, the Company sold Coral Gardens, a 200-unit property located in El Cajon, California for $19.8 million resulting in a gain of $3.4 million.

In the third quarter of 2008, the Company sold Cardiff by the Sea Apartments, located in Cardiff, California for $71.0 million resulting in a gain of $46,000 and St. Cloud Apartments, located in Houston, Texas for $8.8 million resulting in no gain on sale.

In December 2007, the Company sold four communities (875-units) in the Portland metropolitan area for $97.5 million, resulting in a gain of $47.6 million, net of minority interest.

During the first three quarters of 2007, the Company sold the 21 remaining condominium units at the Peregrine Point community resulting in a gain of $1.0 million net of taxes and expenses, and during 2006, the Company sold 45 units at Peregrine Point resulting in a gain of $2.0 million net of taxes and expenses.

In February 2007, City Heights Apartments, a 687-unit community located in Los Angeles was sold to a third-party for $120.0 million.  The Company’s share of the proceeds from the sale totaled $33.9 million, resulting in a $13.7 million gain, net of minority interest, to the Company, and an additional $10.3 million for fees from the City Heights joint venture partner.

In December 2006, the Company sold Emerald Palms, a 152-unit apartment community located in San Diego for $20.5 million, resulting in a gain of $6.7 million.

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

The Company has recorded the gains and operations for these various assets sold described above as part of discontinued operations in the accompanying consolidated statements of operations.  The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above.

($ in thousands)	2008	2007	2006

Rental revenues	$7,058	$17,425	$23,841
Interest and other income	-	290	41
Equity income in co-investments	-	-	238
Revenues	7,058	17,715	24,120

Property operating expenses	(3,851)	(7,477)	(10,037)
Interest expense, secured mortgage debt	(2,210)	(2,489)	(2,940)
Depreciation and amortization	(2,434)	(4,603)	(5,904)
Minority interests	117	(260)	(1,223)
Expenses	(8,378)	(14,829)	(20,104)

(Loss) income from real estate sold	(1,320)	2,886	4,016

Gain on sale of real estate	3,417	52,874	20,503
Gain on sale of real estate - City Heights	-	78,306	-
Promote interest and fees	-	10,290	8,221
Minority interests	(260)	(6,443)	(2,730)
Minority interests - City Heights	-	(64,624)	-
	3,157	70,403	25,994
Income from discontinued operations	$1,837	$73,289	$30,010

(7) Mortgage Notes Payable and Exchangeable Bonds

Mortgage notes payable and exchangeable bonds consist of the following as of December 31, 2008 and 2007:

($ in thousands except per share amounts)	2008	2007

Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging from 7.73% to 8.18%, principal and interest payments due monthly, and maturity dates ranging through October 2010. Under certain conditions a portion of these loans can be converted to an unsecured note payable. Two loans are are cross-collateralized by a total of five communities, and a third loan bearing interest at 6.62% and cross-collateralized by eight communities, was repaid in 2008	$132,595	$224,876

Mortgage notes payable, secured by deeds of trust, bearing interest at ranges ranging from 4.86% to 7.90%, principal and interest payments due monthly, and maturity dates ranging from April 2009 through June 2020	1,085,210	804,859

Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 4.0% at December 2008 and 4.5% at December 2007), plus credit enhancement and underwriting fees ranging from approximately 1.2% to 1.9%. The bonds are primarily convertible to a fixed rate at the Company's option. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from December 2009 through December 2039.  Of these bonds $183.4 million are subject to various interest rate cap agreements which limit the maximum interest rate to such bonds
	251,126	233,138

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
	171,716	225,000
	$1,640,647	$1,487,873

The aggregate scheduled principal payments of mortgage notes payable and exchangeable bonds are as follows:

($ in thousands)
2009	$35,842
2010	152,412
2011	151,281
2012	31,759
2013	192,813
Thereafter	1,076,540
$1,640,647

For the Company’s mortgage notes payable as of December 31, 2008, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $7.6 million and $1.5 million, respectively.  Second deeds of trust accounted for $74.7 million of the $1.2 billion in mortgage notes payable as of December 31, 2008.  Repayment of debt before the scheduled maturity date could result in prepayment penalties.  The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the mortgage note payable which is calculated by multiplying the principal being prepaid by the difference between the interest rate of the mortgage note and the stated yield rate on a specified U.S. treasury security as defined in the mortgage note agreement and as published by the Wall Street Journal.   (See Schedule III for a list of mortgage loans related to each Community in the Company’s Portfolio.)

During the fourth quarter of 2008, the Company repurchased $53.3 million of the $225 million of exchangeable bonds due in 2025 at a discount to par value and recognized a gain of $3.5 million.  During 2009, the Company repurchased $71.3 million of the exchangeable bonds at a discount to par value for cash paid of $66.5 million, and the balance outstanding on the exchangeable bonds was $100.4 million as of February 2009.

(8) Lines of Credit

The Company has three outstanding lines of credit in the aggregate committed amount of $360.0 million as of December 31, 2008.   The Company has a $200 million unsecured line of credit, and in January 2009 the maturity date was extended to March 2010.  The balance on this unsecured line of credit was $0 and $61.0 million, respectively as of December 31, 2008 and 2007.  The interest rate under this unsecured line of credit ranges from LIBOR plus 0.8% to LIBOR plus 1.0%.  The average interest rate for the balance outstanding as of December 31, 2007 was 6.2%.  During the fourth quarter 2008, the Company entered into a new five-year secured line of credit facility with Freddie Mac to replace the prior secured line of credit facility.  The new secured facility expanded the existing secured facility from $100 million to $150 million, and the new facility is expandable to $250 million during the first two years.   The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate which is an increase from the prior secured line of credit facility interest rate of 55 to 59 basis points over the Freddie Mac Reference Rate, and the interest rate on the secured line of credit is subject to change by the lender in November 2011.  The secured line of credit is secured by eight communities and matures in December 2013.  As of December 31, 2008 and 2007, $120.0 million and $100.0 million were outstanding under this line of credit, respectively, with an average interest rate of 3.0% and 5.4% for balances outstanding as of December 31, 2008 and 2007, respectively.  During March 2007, the Company entered into an unsecured revolving line of credit for $10.0 million with a commercial bank with a maturity date of March 2009.  Borrowings under this revolving line of credit bear an interest rate at the bank’s Prime Rate less 2.0%.   The balance on this revolving line of credit was $0 and $8.8 million, respectively as of December 31, 2008 and 2007, which yielded an average interest rate of 5.6% as of December 31, 2007.

The line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.   The Company was in compliance with the line of credit covenants as of December 31, 2008 and 2007.

(9) Derivative Instruments and Hedging Activities

In November 2008, in conjunction with obtaining a mortgage loan secured by Montclaire, the Company settled a $25.0 million forward starting swap for a $1.2 million payment to the counterparty, which increased the effective interest on the mortgage loan to 6.4%.

In June 2008, in conjunction with obtaining the mortgage loan secured by Hampton Place, the Company settled a $20.0 million forward-starting swap for a $0.1 million payment to the counterparty, which increased the effective interest rate on the mortgage loan to 6.2%.

In April 2008, in conjunction with obtaining the mortgage loan secured by Park Hill at Issaquah, the Company settled a $30 million forward-starting swap for a $1.7 million payment to the counterparty, which increased the effective interest rate on the mortgage loan to 6.1%.

During April 2007, the Company refinanced a mortgage loan for $35.7 million secured by the Tierra Vista property in the amount of $62.5 million, with a fixed interest rate of 5.5%, which matures in April 2017.  In conjunction with this transaction the Company settled a $50 million forward-starting swap and received $1.3 million from the counterparty.  The amortization of the settlement of the swap decreased the effective interest on this loan to 5.2%.

As of December 31, 2008 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from November 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financings of debt between 2010 and 2011.  The fair value of the derivatives decreased $64.2 million during the year ended December 31, 2008 to an obligation of $73.1 million as of December 31, 2008, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive (loss) income in the accompanying consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the year ended December 31, 2008 and 2007.

(10) Lease Agreements

Cadence Campus, a predevelopment property, is an office building, and Essex-Hollywood, a rental property purchased for future development, is a commercial building currently utilized as a production studio, and both communities are 100% leased to single tenants as of December 31, 2008.  The lease at Cadence Campus expired in January 2009.  The Essex-Hollywood lease was extended to July 2012, and due to the length of this lease, during the fourth quarter of 2008, the Company has reclassified this property from the predevelopment pipeline to rental property on the Company’s consolidated balance sheet.  Interest expense is not being capitalized on these communities while they are leased, and depreciation expense is being recorded until the leases expire.

The Company is also a lessor for two office buildings located in Southern California. The tenants’ lease terms expire at various times through 2014 with average annual lease payments of approximately $1.3 million.  The future minimum non-cancelable base rent to be received under the Cadence Campus, Essex-Hollywood and the two office buildings in Southern California operating leases for each of the years ending after December 31 is summarized as follows:

Future
Minimum
($ in thousands)	Rent
2009	$3,787
2010	3,109
2011	2,633
2012	1,320
2013	338
2014 and thereafter	1,938
$13,125

(11) Equity and Minority Interest Transactions

Preferred Securities Offerings

As of December 31, 2008, the Company, either directly or through the Operating Partnership, has the following cumulative preferred securities outstanding ($ in thousands):

			Liquidation
Description	Issue Date		Preference
7.875% Series B	February 1998	1,200,000 units	$60,000
7.875% Series B	April 1998	400,000 units	$20,000
7.8125% Series F	September 2003	1,000,000 shares	$25,000
4.875% Series G	July 2006	5,980,000 shares	$149,500

Dividends on the preferred securities are payable quarterly. The holders of the securities have limited voting rights if the required dividends are in arrears.  The preferred units are included in minority interests in the accompanying consolidated balance sheets.

In January 2004, the Operating Partnership restructured its previously issued $50,000, 9.30%  Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80,000, 7.875%  B Cumulative Redeemable Preferred Units ("Series B Units").  The existing distribution rate of 9.30% of the Series D Units continued until July 27, 2004 the end of the non-call period.  Effective July 28, 2004, the distribution rate on the Series D Units was reduced to 7.875%.  As of December 31, 2007, 2,000,000 units of 7.875% Series D Units were outstanding.  In November 2008, the holders of the Series D units, with a par value of $50 million, exchanged the units for 363,000 shares of common stock and $10 million in cash plus accrued dividends.  The date that the Series B Units can first be redeemed at the Company's option was extended from February 6, 2003 to December 31, 2009.

In September 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares.  The shares pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and are redeemable by the Company on or after September 23, 2008.  The shares were issued pursuant to the Company’s existing shelf registration statement.  The Company used the net proceeds from this sale of Series F Preferred Stock to redeem all of the 9.125% Series C Cumulative Redeemable Preferred Units of Essex Portfolio, L.P., of which the Company is the general partner.

During the third quarter of 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $149.5 million.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into that number of shares of common stock at the then prevailing conversion rate.  During the first quarter of 2009, the Company repurchased $54.6 million of Series G Preferred Stock at a discount to par value for cash paid of $30.1 million.  As of February 2009, shares of Series G Preferred Stock with an aggregate liquidation value of $94.9 million are currently outstanding.

Common Stock Offerings

During 2008 and 2007, the Company issued and sold 1,209,050 and 1,670,500 shares of common stock for $142.8 million and $213.7 million, net of fees and commissions, respectively.  The Company used the net proceeds from such sales to pay down debt and to fund the development pipeline.

Common Stock Repurchases

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that the Company announced on May 16, 2001.  During 2008 and 2007, the Company repurchased and retired 143,400 and 323,259 shares of its common stock for approximately $13.7 million, and $32.6 million, respectively.

DownREIT transactions

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

(12) Net Income Per Common Share

Basic and diluted income from continuing operations per share are calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2008			2007			2006
		Weighted-	Per		Weighted-	Per		Weighted-	Per
		average	Common		average	Common		average	Common
		Common	Share		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$54,276	25,205,367	$2.15	$33,175	24,548,003	$1.35	$27,593	23,081,682	$1.20
Income from discontinued operations	1,837	25,205,367	0.08	73,289	24,548,003	2.99	30,010	23,081,682	1.30
	56,113		2.23	106,464		4.34	57,603		2.50

Effect of Dilutive Securities (1)	-	141,153		-	552,971		-	469,360
Diluted:
Income from continuing operations available to common stockholders	54,276	25,346,520	2.14	33,175	25,100,974	1.32	27,593	23,551,042	1.17
Income from discontinued operations	1,837	25,346,520	0.07	73,289	25,100,974	2.92	30,010	23,551,042	1.28
	$56,113		$2.21	$106,464		$4.24	$57,603		$2.45

(1)
Weighted convertible limited partnership units of 2,210,808, 2,282,568, and 2,294,591for the years ended December 31, 2008, 2007, and 2006, respectively, and Series Z incentive units of 250,618, 213,126, and 184,142, for the years ended December 31 2008, 2007and 2006, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

On or after November 1, 2020, the holders of the $100.4 million exchangeable bonds may exchange, at the then applicable exchange rate, the bonds for cash and, at Essex’s option, a portion of the bonds may be exchanged for Essex common stock; the current exchange rate is $103.25 per share of Essex common stock.  The exchangeable bonds will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  During 2008, 2007, and 2006, the weighted average common stock price exceeded the $103.25 strike price and therefore common stock issuable upon exchange of the exchangeable bonds was included in the diluted share count.  The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 150,369, 25,326, and 1,014 for 2008, 2007, 2006, respectively, are not included in the diluted earnings per share calculation because the exercise price of the options was greater than the average market price of the common shares for the twelve months ended and, therefore, were anti-dilutive.

5,980,000 shares of cumulative convertible preferred stock Series G has been excluded from diluted earnings per share for 2008, 2007 and 2006 as the effect was anti-dilutive.

(13) Stock Based Compensation Plans

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

Stock-based compensation expense for options and restricted stock under the fair value method totaled $1.2 million, $1.2 million and $1.1 million, for the years ended December 31, 2008, 2007 and 2006, respectively.  Stock-based compensation capitalized for options totaled $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The intrinsic value of the options exercised totaled $4.2 million, $6.3 million, and $6.0 million, for the years ended December 31, 2008, 2007 and 2006, respectively.  The intrinsic value of the options outstanding and fully vested totaled $3.7 million, $9.9 million, and $14.3 million, for the years ended December 31, 2008, 2007 and 2006, respectively.  Total unrecognized compensation cost related to unvested share-based compensation granted under the stock option totaled $1.2 million as of December 31, 2008.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 to 4 years for the stock option plans.

No stock options were granted for the year ended December 31, 2008.  The average fair value of stock options granted for the years ended December 31, 2007 and 2006 was $11.58 and $17.40 per share, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2007	2006
Stock price	$95.34-$126.73	$101.01-$132.62
Risk-free interest rates	3.52%-4.58%	4.45%-5.15%
Expected lives	7-9 years	4-7 years
Volatility	18.52%-20.31%	18.44%-18.54%
Dividend yield	3.99%-5.26%	3.12%-4.29%

A summary of the status of the Company’s stock option plans as of December 31, 2008, 2007, and 2006 and changes during the years ended on those dates is presented below:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	493,703	$79.83	570,542	$72.60	530,375	$57.73
Granted	-	-	29,250	119.98	170,350	106.63
Exercised	(78,000)	62.62	(86,056)	50.23	(90,633)	47.57
Forfeited and canceled	(22,260)	97.38	(20,033)	94.29	(39,550)	80.85
Outstanding at end of year	393,443	80.63	493,703	79.83	570,542	72.60

Options exercisable at year end	285,128	74.28	288,889	64.69	272,074	52.42

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options outstanding			Options exercisable
	Number	Weighted-		Number
	outstanding	average	Weighted-	exercisable	Weighted-
	as of	remaining	average	as of	average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2008	life	price	2008	price
$28.94 - 46.98	26,372	0.9 years	$34.35	26,372	$34.35
46.99 - 71.30	105,111	3.7 years	53.82	103,515	53.55
72.20 - 125.84	257,710	7.0 years	95.48	153,891	94.56
126.73 - 132.62	4,250	8.1 years	130.19	1,350	131.09
	393,443	6.6 years	80.63	285,128	74.28

During 2008 and 2007, the Company issued 18,122 and 17,178 shares of restricted stock, respectively.  The unrecognized compensation cost of $2.7 million as of December 31, 2008 is expected to be recognized straight-line over a period of 7 years.

The following table summarizes information about restricted stock outstanding as of December 31, 2008:

	2008		2007
		Weighted-		Weighted-
		average		average
		grant		grant
	Shares	price	Shares	price
Unvested at beginning of year	17,178	$123.23	-	$-
Granted	18,122	116.01	17,178	123.23
Vested	(2,262)	123.58	-	-
Forfeited and canceled	(2,734)	118.58	-	-
Unvested at end of year	30,304	119.31	17,178	123.23

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

Stock-based compensation expense for Z Units under the fair value method totaled approximately $1.5 million, $1.5 million and $1.3 million, for the years ended December 31, 2008, 2007 and 2006, respectively.  Stock-based compensation capitalized for Z Units totaled approximately $0.6 million, $0.4 million and $0.3 million, for the years ended December 31, 2008, 2007 and 2006, respectively.  The intrinsic value of the Z Units vested totaled $17.7 million as of December 31, 2008.  Total unrecognized compensation cost related to Z Units unvested under the Z Units plans totaled $6.6 million as of December 31, 2008.  The unamortized cost is expected to be recognized over the next 3 to 11 years subject to the achievement of the stated performance criteria.

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

During 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest to eleven senior executives of the Company in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200.   The 2001 Series Z Unit grant had a conversion ratchet of 55, 65, and 75 percent as of January 1, 2006, 2007, and 2008 respectively.

During 2004, the Operating Partnership issued 95,953 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit, for an aggregate offering price of $96.  The 2004 Z Unit grant had a conversion ratchet of 20 percent upon issuance, and 40, 50, and 60 percent as of January 1, 2006, 2007, and 2008, respectively. In 2005 an additional 27,000 Z-1 Units were granted to two senior executives pursuant to the 2004 grant terms with a 20 percent conversion ratchet at issuance, and 30, 40, and 50 percent conversion ratchets as of January 1, 2006, 2007, and 2008, respectively.

During 2005, the Operating Partnership issued 89,999 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit, for an aggregate offering price of $90.  The 2005 Z-1 Unit grant had a conversion ratchet of 20, 30, and 40 percent as of January 1, 2006, 2007, and 2008, respectively.

The following table summarizes information about the Z Units outstanding as of December 31, 2008:

	Long Term Incentive Plan - Z Units
						Weighted-
					Weighted-	average
	Total	Aggregate	Total	Total	average	remaining
	Vested	intrinsic	Unvested	Outstanding	grant-date	contractual
	Units	value	Units	Units	fair value	life
Balance, December 2005	125,186		287,766	412,952
Vested	50,295		(50,295)	-
Balance, December 2006	175,481	$13,400	237,471	412,952	$39.36	11.2 years
Vested	37,724		(37,724)	-
Balance, December 2007	213,205	15,963	199,747	412,952	39.36	10.2 years
Vested	37,723		(37,723)	-
Balance, December 2008	250,928	$17,723	162,024	412,952	$39.36	9.2 years

Long Term Incentive Plan – Outperformance Plan

Stock-based compensation expense for the Outperformance Plan, (the “OPP”) adopted in December 2007 under the fair value method totaled approximately $1.2 million and $0.1 million for years ended December 31, 2008 and 2007, respectively.  Total unrecognized compensation cost less an estimate for forfeitures related to the OPP totaled $4.1 million as of December 31, 2008.  The unamortized cost is expected to be recognized over the expected service period of five years for senior officers and three years for non-employee directors.

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

In the case of awards granted to senior officers, if the benchmark is achieved, the LTIP Units will vest in three substantially equal installments, on December 4, 2010 and on each of the first two anniversaries thereafter, based on the officer’s continued employment through the applicable vesting date.  In the case of awards granted to non-employee directors, such awards will vest in full on December 4, 2010 if the benchmark is achieved and only to the extent the board members have continued to serve through such date.  In the event of a change of control of the Company prior to the establishment of the performance pool, the performance period will be shortened to end on a date immediately prior to such event and the cumulative stockholder return benchmark will be adjusted on a pro rata basis.  The performance pool will be formed as described above if the adjusted benchmark target is achieved, and the awards will become fully vested at such time.

(14) Segment Information

In accordance with FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information” the Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are communities classified in discontinued operations including management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties which are primarily office buildings.  Other non-segment assets include investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
($ in thousands)	2008	2007	2006
Revenues:
Southern California	$213,430	$208,304	$195,769
Northern California	119,884	99,378	75,288
Seattle Metro	71,680	63,877	55,513
Other real estate assets	2,735	2,400	2,502
Total property revenues	$407,729	$373,959	$329,072

Net operating income:
Southern California	$145,995	$143,885	$134,662
Northern California	78,882	65,142	49,907
Seattle Metro	47,694	42,130	35,138
Other real estate assets	1,197	(216)	(1,213)
Total net operating income	273,768	250,941	218,494

Depreciation and amortization:
Southern California	(51,338)	(47,216)	(42,442)
Northern California	(34,871)	(27,892)	(17,568)
Seattle Metro	(19,376)	(15,491)	(13,170)
Other real estate assets	(5,275)	(7,048)	(3,950)
	(110,860)	(97,647)	(77,130)
Interest:
Southern California	(31,576)	(29,570)	(25,806)
Northern California	(24,157)	(18,741)	(18,295)
Seattle Metro	(9,159)	(6,892)	(6,904)
Other real estate assets	(13,311)	(23,735)	(21,267)
	(78,203)	(78,938)	(72,272)

Amortization of deferred financing costs	(2,883)	(3,055)	(2,745)
General and administrative	(26,984)	(26,273)	(22,234)
Other expenses	(1,350)	(800)	(1,770)
Management and other fees from affiliates	5,166	5,090	5,030
Gain on sale of real estate	4,578	-	-
Gain on early retirement of debt	3,517	-	-
Interest and other income	11,343	10,310	6,176
Equity income (loss) in co-investments	7,820	3,120	(1,503)
Minority interests	(22,395)	(19,999)	(18,783)
Income tax provision	-	(400)	(525)

Income from continuing operations	$63,517	$42,349	$32,738

Total assets for each of the reportable operating segments are summarized as follow as of December 31, 2008 and 2007:

($ in thousands)	As of December 31,
Assets:	2008	2007
Southern California	$1,291,850	$1,354,818
Northern California	850,170	829,879
Seattle Metro	431,041	353,737
Other real estate assets	66,701	37,338
Net reportable operating segments - real estate assets	2,639,762	2,575,772
Real estate under development	272,273	233,445
Cash and cash equivalents	54,719	22,483
Marketable securities	23,886	2,017
Funds held by 1031 exchange facilitator	21,424	-
Notes and other receivables	47,637	50,536
Other non-segment assets	105,122	96,070
Total assets	$3,164,823	$2,980,323

(15) 401(k) Plan

The Company has a 401(k) benefit plan (the Plan) for all full-time employees who have completed six months of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their contribution up to a specified maximum. Company contributions to the Plan were approximately $261, $267, and $226 for the years ended December 31, 2008, 2007, and 2006, respectively.

(16) Fair Value of Financial Instruments

Management believes that the carrying amounts of its variable rate mortgage notes payable, amounts outstanding under lines of credit, notes receivable and other receivables from related parties, and notes and other receivables approximate fair value as of December 31, 2008 and 2007, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.39 billion of fixed rate mortgage notes payable and exchangeable bonds at December 31, 2008 are approximately $1.39 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.  At December 31, 2007, the Company’s fixed rate mortgage notes payable and exchangeable bonds of $1.25 billion had an approximate market value of $1.30 billion.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, marketable securities classified as held to maturity, funds held by 1031 exchange facilitator, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of December 31, 2008 and 2007 due to the short-term maturity of these instruments.   Marketable securities classified as available for sale and cash flow hedge liabilities are carried at estimated fair value.

(17) Commitments and Contingencies

At December 31, 2008, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080.  Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under land leases and operating leases, are approximately $1.6 million per year for the next five years.   The Company is also a lessee of an office building located in Palo Alto next to the Company’s headquarters.  The lease term expires on September 30, 2009, with average annual lease payments of approximately $0.2 million.

The Company has performance guarantees with commercial banks related to the Belmont Station development community that was in lease-up as of December 31, 2008 and the Joule Broadway development project.

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

Except with respect to three Communities, the Company has no indemnification agreements from third parties for potential environmental clean-up costs at its Communities.  The Company has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the Communities formerly owned by the Company.  No assurance can be given that existing environmental studies with respect to any of the Communities reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the Communities.  The Company has limited insurance coverage for the types of environmental liabilities described above.

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

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2008, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Communities.  Insured risks for comprehensive liabilities covers claims in excess of $25,000 per incident, and property casualty insurance covers losses in excess of a $5.0 million deductible per incident. There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism and earthquake, for which the Company does not have insurance. Substantially all of the Communities are located in areas that are subject to earthquakes.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(18) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for 2008 and 2007 ($ in thousands, except per share and dividend amounts):

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31(1)	September 30(1)	June 30(1)	March 31(1)
2008:
Total property revenues	$104,831	$102,907	$100,908	$99,083

Income before discontinued operations	$17,401	$15,270	$12,491	$18,355

Net income	$20,655	$14,686	$11,999	$18,014
Net income available to common stockholders	$18,345	$12,376	$9,688	$15,704
Per share data:
Net income:
Basic	$0.70	$0.50	$0.39	$0.63

Diluted	$0.70	$0.49	$0.38	$0.63
Market price:
High	$117.77	$129.57	$124.33	$117.51
Low	$60.77	$100.63	$105.12	$84.59
Close	$76.75	$118.33	$106.50	$113.98
Dividends declared	$1.02	$1.02	$1.02	$1.02

2007:
Total property revenues	$98,212	$95,012	$92,155	$88,580

Income before discontinued operations	$5,479	$12,043	$11,152	$13,675

Net income	$53,597	$12,308	$12,187	$37,546
Net income available to common stockholders	$51,287	$9,997	$9,877	$35,303
Per share data:
Net income:
Basic	$2.04	$0.40	$0.40	$1.51

Diluted	$2.02	$0.39	$0.39	$1.46
Market price:
High	$127.35	$123.50	$133.40	$148.54
Low	$94.08	$102.00	$114.19	$124.78
Close	$97.49	$117.57	$116.30	$129.48
Dividends declared	$0.93	$0.93	$0.93	$0.93

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered apartment communities
Fountain Court	320	Seattle, WA		$6,702	$27,306	$2,301	$6,985	$29,324	$36,309	$8,905	2000	03/00	3-30
Hillcrest Park	608	Newbury Park, CA		15,318	40,601	13,010	15,755	53,174	68,929	18,724	1973	03/98	3-30
Hillsborough Park	235	La Habra, CA		6,291	15,455	1,030	6,272	16,504	22,776	5,387	1999	09/99	3-30
			$75,584	28,311	83,362	16,341	29,012	99,002	128,014	33,016
Bel Air	462	San Ramon, CA		12,105	18,252	19,110	12,682	36,785	49,467	14,337	1988	01/97	3-30
Waterford, The	238	San Jose, CA		11,808	24,500	11,923	15,165	33,066	48,231	8,957	2000	06/00	3-30
			57,288	23,913	42,752	31,033	27,847	69,851	97,698	23,294
Bonita Cedars	120	Bonita, CA		2,496	9,913	1,223	2,503	11,129	13,632	2,437	1983	12/02	3-30
Bristol Commons	188	Sunnyvale, CA		5,278	11,853	2,762	5,293	14,600	19,893	6,541	1989	01/97	3-30
Castle Creek	216	Newcastle, WA		4,149	16,028	2,592	4,833	17,936	22,769	7,369	1997	12/97	3-30
Forest View	192	Renton, WA		3,731	14,530	842	3,731	15,372	19,103	2,836	1998	10/03	3-30
Mira Monte	355	Mira Mesa, CA		7,165	28,459	6,999	7,186	35,437	42,623	8,025	1982	12/02	3-30
Mission Hills	282	Oceanside, CA		10,099	38,778	2,871	10,167	41,581	51,748	5,202	1984	7/05	3-30
Walnut Heights	163	Walnut, CA		4,858	19,168	1,403	4,887	20,542	25,429	3,694	1964	10/03	3-30
Windsor Ridge	216	Sunnyvale, CA		4,017	10,315	4,446	4,021	14,757	18,778	9,013	1989	03/89	3-30
			120,000	41,793	149,044	23,138	42,621	171,354	213,975	45,117
Alpine Village	306	Alpine, CA	16,714	4,967	19,728	2,488	4,982	22,201	27,183	4,762	1971	12/02	3-30
Anchor Village	301	Mukilteo, WA	10,750	2,498	10,595	9,253	2,823	19,523	22,346	7,942	1981	01/97	3-30
Bridgeport	184	Newark, CA	22,934	1,608	7,582	6,623	1,525	14,288	15,813	7,989	1987	07/87	3-30
Barkley, The(2)	161	Anaheim, CA	17,623	-	8,520	4,428	2,369	10,579	12,948	3,679	1984	04/00	3-30
Belmont Station	275	Los Angeles, CA	49,840	8,100	71,650	79	8,100	71,729	79,829	557	2008	12/08	3-30
Brentwood	140	Santa Ana, CA	20,471	2,833	11,303	4,504	3,503	15,137	18,640	3,405	1970	11/01	3-30
Brighton Ridge	264	Renton, WA	15,771	2,623	10,800	4,071	2,656	14,838	17,494	6,751	1986	12/96	3-30
Brookside Oaks	170	Sunnyvale, CA	13,900	7,301	16,310	17,286	10,328	30,569	40,897	6,490	1973	06/00	3-30
Cairns, The	100	Seattle, WA	11,442	6,937	20,679	101	6,939	20,778	27,717	1,076	2006	06/07	3-30
Camarillo Oaks	564	Camarillo, CA	52,036	10,953	25,254	5,820	11,075	30,952	42,027	15,138	1985	07/96	3-30
Camino Ruiz Square	160	Camarillo, CA	21,110	6,871	26,119	345	6,932	26,404	33,335	1,763	1990	12/06	3-30
Canyon Oaks	250	San Ramon, CA	30,439	19,088	44,473	270	19,088	44,743	63,831	2,442	2005	05/07	3-30
Canyon Pointe	250	Bothell, WA	15,498	4,692	18,288	1,848	4,693	20,135	24,828	3,598	1990	10/03	3-30
Capri at Sunny Hills	100	Fullerton, CA	18,920	3,337	13,320	5,108	4,048	17,717	21,765	4,154	1961	09/01	3-30
Carlyle, The	132	San Jose, CA	15,190	3,954	15,277	9,461	5,801	22,891	28,692	6,116	2000	04/00	3-30
City View	560	Hayward, CA	50,755	9,883	37,670	16,593	10,350	53,796	64,146	19,071	1975	03/98	3-30
Coldwater Canyon	39	Studio City, CA	5,852	1,674	6,640	1,026	1,676	7,664	9,340	473	1979	05/07	3-30

													(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of		Date		Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction		acquired		(years)
Encumbered apartment communities (continued)
Devonshire	276	Hemet, CA	10,882	3,470	13,786	1,864	3,482	15,639	19,120	3,614	1988		12/02		3-30
Emerald Ridge - North	180	Bellevue, WA	10,549	3,449	7,801	3,418	3,449	11,219	14,668	5,612	1987		11/94		3-30
Esplanade	278	San Jose, CA	38,316	18,170	40,086	3,382	18,429	43,209	61,638	6,324	2002		11/04		3-30
Evergreen Heights	200	Kirkland, WA	10,736	3,566	13,395	2,306	3,649	15,618	19,267	6,520	1990		06/97		3-30
Fairwood Pond	194	Renton, WA	14,299	5,296	15,564	968	5,297	16,531	21,828	2,420	1997		10/04		3-30
Fountain Park	705	Playa Vista, CA	98,472	25,073	94,980	18,225	25,203	113,075	138,278	18,238	2002		02/04		3-30
Harvest Park	104	Santa Rosa, CA	11,444	6,700	15,479	408	6,690	15,897	22,587	972	2004		03/07		3-30
Hampton Place	132	Glendale, CA	22,424	4,288	11,081	2,485	4,307	13,547	17,854	4,407	1970		06/99		3-30
Hidden Valley	324	Simi Valley, CA	32,722	14,174	34,065	378	11,663	36,954	48,617	5,586	2004		12/04		3-30
Highridge	255	Rancho Palos Verdes, CA	44,807	5,419	18,347	11,761	6,073	29,454	35,527	10,845	1972		05/97		3-30
Huntington Breakers	342	Huntington Beach, CA	20,537	9,306	22,720	4,197	9,315	26,908	36,223	10,620	1984		10/97		3-30
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	6,771	3,474	14,645	18,119	6,647	1985		10/94		3-30
Kings Road	196	Los Angeles, CA	31,417	4,023	9,527	6,187	4,031	15,706	19,737	5,629	1979		06/97		3-30
Le Pac Luxury Apartments	140	Santa Clara, CA	13,478	3,090	7,421	8,526	3,092	15,944	19,037	5,402	1975		02/94		3-30
Marbrisa	202	Long Beach, CA	20,570	4,700	18,605	1,626	4,760	20,171	24,931	4,593	1987		09/02		3-30
Mirabella	188	Marina Del Rey, CA	49,379	6,180	26,673	10,596	6,270	37,179	43,449	8,903	2000		05/00		3-30
Mill Creek at Windermere	400	San Ramon, CA	52,842	29,551	70,430	850	29,551	69,284	98,834	2,991	2005		09/07		3-30
Montclaire, The	390	Sunnyvale, CA	49,685	4,842	19,776	21,355	4,997	40,976	45,973	19,938	1973		12/88		3-30
Mariners Place	105	Oxnard, CA	3,793	1,555	6,103	1,601	1,562	7,697	9,259	2,512	1987		05/00		3-30
Montejo	124	Garden Grove, CA	5,719	1,925	7,685	2,008	2,195	9,423	11,618	2,370	1974		11/01		3-30
Monterey Villas	122	Oxnard, CA	13,569	2,349	5,579	4,470	2,424	9,974	12,398	3,603	1974		07/97		3-30
Monterra del Rey	84	Pasadena, CA	9,949	2,312	4,923	4,401	2,825	8,811	11,636	2,858	1972		04/99		3-30
Mt. Sutro	99	San Francisco, CA	5,641	2,334	8,507	2,142	2,809	10,174	12,983	3,509	1973		06/01		3-30
Park Place/Windsor Court/Cochran	176	Los Angeles, CA	21,583	4,965	11,806	4,863	5,015	16,619	21,634	6,643	1988		08/97		3-30
Park Hill at Issaquah	245	Issaquah, CA	31,252	7,284	21,937	1,075	7,284	23,012	30,296	3,399	1999		02/99	(3)	3-30
Palisades, The	192	Bellevue, WA	22,457	1,560	6,242	9,598	1,565	15,835	17,400	7,697	1969/1977	(4)	05/90		3-30
Pathways	296	Long Beach, CA	40,163	4,083	16,757	17,638	6,239	32,239	38,478	15,003	1975		02/91		3-30
Pointe at Cupertino, The	116	Cupertino, CA	12,839	4,505	17,605	833	4,505	18,438	22,943	2,989	1963		08/98	(5)	3-30
Sammamish View	153	Bellevue, WA	10,605	3,324	7,501	6,078	3,331	13,572	16,903	5,683	1986		11/94		3-30
San Marcos	432	Richmond, CA	48,447	15,563	36,204	24,529	22,866	53,430	76,296	9,295	2003		11/03		3-30
Stonehedge Village	196	Bothell, WA	13,586	3,167	12,603	3,580	3,201	16,149	19,350	6,145	1986		10/97		3-30
Summit Park	300	San Diego, CA	20,725	5,959	23,670	2,317	5,977	25,969	31,946	5,856	1972		12/02		3-30
Thomas Jefferson	156	Sunnyvale, CA	19,320	8,190	19,306	493	8,191	19,798	27,989	845	1969		09/07		3-30
Tierra Vista	404	Oxnard, CA	61,224	13,652	53,336	878	13,661	54,205	67,866	8,582	2001		01/01	(5)	3-30
Treehouse	164	Santa Ana, CA	7,700	2,626	10,485	2,511	2,957	12,665	15,622	3,219	1970		11/01		3-30
Boulevard	172	Fremont, CA	9,800	3,520	8,182	10,861	3,580	18,984	22,563	6,227	1978		01/96		3-30
Valley Park	160	Fountain Valley, CA	9,755	3,361	13,420	3,147	3,761	16,167	19,928	4,136	1969		11/01		3-30
Villa Angelina	256	Placentia, CA	13,191	4,498	17,962	3,005	4,961	20,504	25,465	5,101	1970		11/01		3-30
Vista Belvedere	76	Tiburon, CA	11,114	5,573	11,901	2,784	5,573	14,685	20,258	2,217	1963		08/04		3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	3,989	1,296	8,958	10,254	4,196	1986		11/95		3-30
Wharfside Pointe	142	Seattle, WA	7,702	2,245	7,020	5,871	2,258	12,878	15,136	5,329	1990		06/94		3-30
			1,588,410	451,935	1,420,697	383,794	478,135	1,776,294	2,254,430	443,506					(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date		Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired		(years)
Unencumbered apartment communities
Alpine Country	108	Alpine, CA		1,741	6,914	736	1,746	7,645	9,391	1,640	1986	12/02		3-30
Avondale at Warner Center	446	Woodland Hills, CA		10,536	24,522	15,514	10,601	39,971	50,572	13,269	1970	01/97		3-30
Bluffs II, The	224	San Diego, CA		3,405	7,743	6,264	3,442	13,970	17,412	4,326	1974	06/97	(6)	3-30
Belmont Terrace	71	Belmont, CA		4,446	10,290	1,623	4,473	11,886	16,359	989	1974	10/06		3-30
Bridle Trails	108	Kirkland, WA		1,500	5,930	5,463	1,531	11,362	12,893	3,800	1986	10/97		3-30
Bunker Hill	456	Los Angeles, CA		11,498	27,871	3,852	11,639	31,582	43,221	12,683	1968	03/98		3-30
Cambridge	40	Chula Vista, CA		497	1,973	242	498	2,214	2,712	478	1965	12/02		3-30
Carlton Heights	70	Santee, CA		1,099	4,368	528	1,103	4,892	5,995	1,054	1979	12/02		3-30
CBC Apartments	148	Goleta, CA		6,283	24,000	1,068	6,288	25,063	31,351	2,488	1962	01/06		3-30
Cedar Terrace	180	Bellevue, WA		5,543	16,442	2,633	5,652	18,965	24,618	2,654	1984	01/05		3-30
Chimney Sweep Apartments	91	Goleta, CA		5,558	21,320	1,593	5,618	22,852	28,471	2,678	1967	01/06		3-30
Chestnut Street	96	Santa Cruz, CA		6,582	15,689	45	6,582	15,734	22,316	197	2002	07/08		3-30
Country Villas	180	Oceanside, CA		4,174	16,583	2,265	4,187	18,835	23,022	4,225	1976	12/02		3-30
Monterra del Sol	85	Pasadena, CA		2,202	4,794	4,459	2,824	8,631	11,455	2,640	1972	04/99		3-30
Fairways(7)	74	Newport Beach, CA		-	7,850	3,102	9	10,943	10,952	4,402	1972	06/99		3-30
Foothill Commons	360	Bellevue, WA		2,435	9,821	20,026	2,440	29,842	32,282	10,239	1978	03/90		3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA		5,875	13,992	3,739	5,964	17,642	23,606	7,803	1985	02/97		3-30
Grand Regency	60	Escondido, CA		881	3,498	251	883	3,747	4,630	815	1967	12/02		3-30
Hampton Court	83	Glendale, CA		2,407	5,672	1,693	2,426	7,346	9,772	2,331	1974	06/99		3-30
Hillsdale Garden Apartments	697	San Mateo, CA		22,000	94,681	1,976	22,244	98,548	120,792	7,399	1948	09/06	(8)	3-30
Highlands at Wynhaven	333	Issaquah, WA		16,271	48,932	226	16,271	49,158	65,429	618	2000	08/08		3-30
Hope Ranch Collection	108	Santa Barbara, CA		16,877	4,078	331	4,208	17,078	21,286	882	1965	03/07		3-30
Linden Square	183	Seattle, WA		4,374	11,588	1,094	4,202	12,854	17,056	3,982	1994	06/00		3-30
Lofts at Pinehurst, The	118	Ventura, CA		1,570	3,912	4,030	1,618	7,893	9,512	2,849	1971	06/97		3-30
Magnolia Lane(9)	32	Sunnyvale, CA		-	5,430	18	-	5,448	5,448	281	2001	06/07		3-30
Maple Leaf	48	Seattle, WA		805	3,283	892	828	4,152	4,980	1,578	1986	10/97		3-30
Marbella, The	60	Los Angeles, CA		2,826	11,269	2,518	2,871	13,742	16,613	1,570	1991	09/05		3-30
Marina City Club(10)	101	Marina Del Rey, CA		-	28,167	3,120	-	31,287	31,287	5,278	1971	01/04		3-30
Marina Cove(11)	292	Santa Clara, CA		5,320	16,431	6,750	5,324	23,177	28,501	11,372	1974	06/94		3-30
Meadowood	320	Simi Valley, CA		7,852	18,592	4,135	7,898	22,681	30,579	10,134	1986	11/96		3-30
Mesa Village	133	Clairemont, CA		1,888	7,498	559	1,894	8,052	9,945	1,681	1963	12/02		3-30
Monterra del Mar	123	Pasadena, CA		2,188	5,263	3,998	2,735	8,714	11,449	3,338	1972	09/97		3-30
Mountain View	106	Camarillo, CA		3,167	11,106	891	3,117	12,047	15,164	2,033	1980	01/04		3-30
Pinehurst(12)	28	Ventura, CA		355	1,356	294	6	2,000	2,005	350	1973	12/04		3-30
Salmon Run at Perry Creek	132	Bothell, WA		3,717	11,483	587	3,801	11,987	15,787	3,316	2000	10/00		3-30
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,550	2,820	12,712	15,532	2,924	1983	12/02		3-30
Spring Lake	69	Seattle, WA		838	3,399	400	859	3,777	4,637	1,600	1986	10/97		3-30
Stevenson Place	200	Fremont, CA		996	5,582	8,898	1,001	14,475	15,476	9,365	1971	04/83		3-30
Summerhill Park	100	Sunnyvale, CA		2,654	4,918	1,211	2,656	6,127	8,783	4,229	1988	09/88		3-30

														(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Unencumbered apartment communities (continued)
The Laurels at Mill Creek	164	Mill Creek, WA		1,559	6,430	5,051	1,595	11,445	13,040	3,908	1981	12/96	3-30
Tierra del Sol/Norte	156	El Cajon, CA		2,455	9,753	866	2,463	10,611	13,074	2,310	1969	12/02	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	1,727	3,890	10,115	14,005	4,434	1985	10/97	3-30
Tuscana	30	Tracy, CA		2,828	6,599	151	2,870	6,708	9,578	364	2007	02/07	3-30
Vista Capri - North	106	San Diego, CA		1,663	6,609	549	1,668	7,153	8,821	1,450	1975	12/02	3-30
Wilshire Promenade	149	Fullerton, CA		3,118	7,385	5,429	3,797	12,135	15,932	5,100	1992	01/97	3-30
Woodlawn Colonial	159	Chula Vista, CA		2,344	9,311	1,037	2,351	10,341	12,692	2,346	1974	12/02	3-30
Woodland Commons	236	Bellevue, WA		2,040	8,727	6,279	2,044	15,002	17,046	7,928	1978	03/90	3-30
Woodside Village	145	Ventura, CA		5,331	21,036	1,810	5,341	22,837	28,177	3,046	1987	12/04	3-30
	24,295		1,588,410	650,083	2,042,597	525,270	666,412	2,551,676	3,218,088	627,885

						Costs
	Rentable			Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Office Buildings
6230 Sunset Boulevard	35,000	Los Angeles, CA	-	10,200	13,800	-	10,200	13,800	24,000	2,300	1938	07/06	3-30
925 East Meadow	17,400	Palo Alto, CA	-	1,401	3,172	1,106	1,857	3,822	5,679	2,433	1988	11/97	3-30
935 East Meadow(13)	14,500	Palo Alto, CA	-	1,290	3,078	1,245	1,287	4,326	5,613	107	1962	12/07	3-30
17461 Derian	110,000	Irvine, CA	-	3,079	12,315	5,284	3,105	17,573	20,678	5,468	1983	07/00	3-30
22120 Clarendon	38,900	Woodland Hills, CA	-	903	3,600	1,228	1,015	4,716	5,731	1,833	1982	03/01	3-30

Total apartment communities and other real estate assets			$1,588,410	$666,956	$2,078,562	$534,131	$683,876	$2,595,912	$3,279,788	$640,026			(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets (continued)
Development Projects(14)
The Grand	238	Oakland, CA	$-	$4,838	$-	$83,801	$88,639	$-	$88,639	$-	12/06	08/05	-
Fourth Street	171	Berkeley, CA	-	8,772	-	16,541	25,313	-	25,313	-	04/08	12/07	-
Joule Broadway	295	Seattle, WA	521	14,500	-	20,473	34,973	-	34,973	-	05/08	05/08
Tasman Place	284	Sunnyvale, CA	-	22,000	-	4,430	26,430	-	26,430	-	09/09	04/08

Predevelopment Projects(15)	820	various	-	63,992	-	8,999	72,991	-	72,991	-	-	-	-
Land held for future development	392	various	-	11,459	-	12,468	23,927	-	23,927	-	-	-	-

Consolidated Development Pipeline	2,200		$521	$125,561	$-	$146,712	$272,273	$-	$272,273	$-

(1)   The aggregate cost for federal income tax purposes is approximately $2.59 billion (unaudited).
(2)   The land is leased pursuant to a ground lease expiring 2082.
(3)   The Company's initial ownership was 45%, and the remaining 55% interest was acquired in 2004.
(4)   Phase I was built in 1969 and Phase II was built in 1977.
(5)   The Company's initial ownership was 20%, and the remaining 80% interest was acquired in 2004.
(6)   The Company's initial ownership was 85%, and the remaining 15% interest was acquired in 2007.
(7)   The land is leased pursuant to a ground lease expiring 2027.
(8)   The land was subject to a ground lease that would have expired in 2047.  In the second quarter of 2007, the Company entered into a joint venture with a third-party, and the Company contributed the improvements for an 81.5% interest and the joint venture partner contributed title to the land for an 18.5% interest in the partnership.
(9)   The land is leased pursuant to a ground lease expiring 2070.
(10)  The land is leased pursuant to a ground lease expiring 2067.
(11)  A portion of land is leased pursuant to a ground lease expiring in 2028.
(12)  The land is leased pursuant to a ground lease expiring in 2028.
(13)  The office building is currently under renovation through approximately the first quarter of 2009.
(14)  All construction costs are reflected as real estate under development in the Company's consolidated balance sheets during active development, or the project is in lease-up.
(15)  The 535 - 575 River Oaks commercial building is accounted as part of predevelopment projects for the year ended December 31, 2008.

A summary of activity for rental properties and accumulated depreciation is as follows:

	2008	2007	2006
Rental properties:
Balance at beginning of year	$3,117,759	$2,669,187	$2,431,629
Improvements	87,490	105,673	40,885
Acquisition of real estate	89,120	388,051	202,459
Development of real estate	103,792	9,554	-
Disposition of real estate	(118,373)	(54,706)	(5,786)
Balance at the end of year	$3,279,788	$3,117,759	$2,669,187

	2008	2007	2006
Accumulated depreciation:
Balance at beginning of year	$541,987	$465,015	$389,040
Depreciation expense - Acquisitions	1,252	4,838	2,314
Depreciation expense - Development	557	5,540	-
Depreciation expense - Discontinued operations	2,434	4,603	5,904
Depreciation and amortization expense - Rental properties	105,596	80,491	72,278
Dispositions	(11,800)	(18,500)	(2,362)
Real estate investment held for sale	-	-	(2,159)
Balance at the end of year	$640,026	$541,987	$465,015

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: February 27, 2009

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
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

Signature	Title	Date

/S/ KEITH R. GUERICKE	Chief Executive Officer and President, Director, and	February 27, 2009
Keith R. Guericke	Vice Chairman of the Board (Principal Executive Officer)

/S/ MICHAEL J. SCHALL	Senior Executive Vice President, Director, and Chief	February 27, 2009
Michael J. Schall	Operating Officer

/S/ GEORGE M. MARCUS	Director and Chairman of the Board	February 27, 2009
George M. Marcus

/S/ WILLIAM A. MILLICHAP	Director	February 27, 2009
William A. Millichap

/S/ DAVID W. BRADY	Director	February 27, 2009
David W. Brady

/S/ ROBERT E. LARSON	Director	February 27, 2009
Robert E. Larson

S-1

Signature	Title	Date

/S/ GARY P. MARTIN	Director	February 27, 2009
Gary P. Martin

/S/ ISSIE N. RABINOVITCH	Director	February 27, 2009
Issie N. Rabinovitch

/S/ THOMAS E. RANDLETT	Director	February 27, 2009
Thomas E. Randlett

/S/ WILLARD H. SMITH, JR.	Director	February 27, 2009
Willard H. Smith, Jr.

S-2

 EXHIBIT INDEX

Exhibit No.	Document

3.1
Articles of Amendment and Restatement of Essex dated June 22, 1995, attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

3.2
Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 16, 1996, and incorporated herein by reference.

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

3.5
Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.

3.6
Articles Supplementary reclassifying 500,000 shares of Common Stock as 500,000 shares of 9 1/8% Series C Cumulative Redeemable Preferred Stock, filed with the State of Maryland on November 25, 1998, attached as Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

3.7
Certificate of Correction to Exhibit 3.2 dated February 12, 1999, attached as Exhibit 3.9 to the Company’s Current Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

3.8
Articles Supplementary reclassifying 6,617,822 shares of Common Stock as 6,617,822 shares of Series A Junior Participating Preferred Stock, filed with the State of Maryland on November 13, 1998, attached as Exhibit 4.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

3.9
Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

3.10
Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred Stock, filed with the State of Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.11
Certificate of Correction to Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

3.12
Articles Supplementary relating to the 7.8125% Series F Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed September 19, 2003, and incorporated herein by reference.

3.13
Articles Supplementary reclassifying 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004, attached as Exhibit 3.16 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.14
Articles Supplementary reclassifying 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004, attached as Exhibit 3.17 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.15
Articles Supplementary of Essex Property Trust, Inc. reclassifying 5,980,000 shares of Common Stock as 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 27, 2006, and incorporated herein by reference.

3.16
Second Amended and Restated Bylaws of Essex Property Trust, Inc., dated as of September 16, 2008, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 22, 2008, and incorporated herein by reference.

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

10.5
Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated November 24, 1998, attached as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

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

10.11
Agreement between Essex Property Trust, Inc. and George M. Marcus dated March 27, 2003 attached as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.12
Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 26, 2003, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.*

10.13
Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of September 23, 2003, attached as Exhibit 10.2 to the Company’s 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.14
Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004, attached as Exhibit 10.36 to the Company’s 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.15
Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004, attached as Exhibit 10.37 to the Company’s 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.16
Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of March 29, 2004, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference. *

10.17
Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference. *

10.18
Indenture, dated October 28, 2005, by and among Essex Property Trust, Inc., as Guarantor, Essex Portfolio, L.P., as the Issuer, and Wells Fargo Bank, N.A., attached as Exhibit 10.1 to the Company’s current report on Form 8-K, filed November 2, 2005, and incorporated herein by reference.

10.19
Fourth Amended and Restated Revolving Credit Agreement, dated as of March 24, 2006, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2006, and incorporated herein by reference.

10.20
Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of July 26, 2006, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2006, and incorporated herein by reference.

10.21
Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of October 26, 2006, attached as Exhibit 10.2 to the Company’s Current Report on Form 10-Q for the quarter ended  September 30, 2006, and incorporated herein by reference.

10.22
Supplemental Indenture, dated November 1, 2006, to the Indenture, dated October 28, 2005, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and Wells Fargo Bank, N.A., attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

10.23
First Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of September 28, 2007, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.

10.24
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

10.25
Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 26, 2007, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 28, 2007, and incorporated herein by reference.*

10.26
Form of Awards Agreement under the Essex Property Trust, Inc. 2007 Outperformance Plan, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 28, 2007, and incorporated herein by reference.*

10.27
Certificate of Amendment to the 2004 Non-Employee Director Option Program, dated as of February 26, 2008, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 2008, and incorporated herein by reference.*

10.28
Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of February 26, 2008, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 3, 2008, and incorporated herein by reference.

10.29
2005 Deferred Compensation Plan (as amended and restated) of Essex Portfolio, L.P., dated as of December 2, 2008, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December  8, 2008, and incorporated herein by reference.*

10.30
Executive Severance Plan of Essex Property Trust, Inc., amended and restated effective as of December 31, 2008, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 8, 2008, and incorporated herein by reference.*

10.31	Credit Agreement by and between Essex CAL-WA, L.P., as Borrower and Northmarq Capital, Inc., as Lender, dated November 17, 2008.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

14.1	Code of Business Conduct and Ethics, attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

21.1	List of Subsidiaries of Essex Property Trust, Inc.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.