Form 10-Q
period 2009-03-31
ESSEX PROPERTY TRUST INC
filed 2009-05-07
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  27,454,266 shares of Common Stock as of May 5, 2009.

ESSEX PROPERTY TRUST, INC.
FORM 10-Q
INDEX

Index

Part I -- Financial Information

Item 1: Condensed Financial Statements (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.  Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

Assets	March 31, 2009	December 31, 2008
Real estate:
Rental properties:
Land and land improvements	$681,947	$683,876
Buildings and improvements	2,594,339	2,595,912

	3,276,286	3,279,788
Less accumulated depreciation	(666,552)	(640,026)

	2,609,734	2,639,762
Real estate under development	292,607	272,273
Co-investments	70,603	76,346

	2,972,944	2,988,381
Cash and cash equivalents-unrestricted	65,212	41,909
Cash and cash equivalents-restricted	13,608	12,810
Marketable securities	30,143	23,886
Funds held by 1031 exchange facilitator	-	21,424
Notes and other receivables	46,141	47,637
Prepaid expenses and other assets	18,416	17,430
Deferred charges, net	15,451	11,346
Total assets	$3,161,915	$3,164,823

Liabilities and Equity
Mortgage notes payable	$1,529,571	$1,468,931
Exchangeable bonds	97,245	165,457
Lines of credit	185,000	120,000
Accounts payable and accrued liabilities	48,824	38,223
Construction payable	15,072	18,605
Dividends payable	31,618	32,124
Other liabilities	16,429	16,444
Cash flow hedge liabilities	54,825	73,129
Total liabilities	1,978,584	1,932,913
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,980,000 issued and 3,595,716 and 5,980,000 outstanding	87,735	145,912
Stockholders' equity and noncontrolling interest:
Common stock, $.0001 par value, 649,702,178 shares authorized 26,059,739 and 26,395,807 shares issued and outstanding	2	2
Cumulative redeemable preferred stock; $.0001 par value:
7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Additional paid-in capital	1,045,603	1,043,985
Distributions in excess of accumulated earnings	(151,615)	(141,336)
Accumulated other comprehensive (loss) income	(58,942)	(75,424)
Total stockholders' equity	860,048	852,227
Noncontrolling interest	235,548	233,771
Total stockholders' equity and noncontrolling interest	1,095,596	1,085,998
Total liabilities and equity	$3,161,915	$3,164,823

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rental and other property	$104,682	$98,730
Management and other fees from affiliates	1,197	1,227
	105,879	99,957
Expenses:
Property operating, excluding real estate taxes	24,265	23,654
Real estate taxes	9,113	8,096
Depreciation and amortization	29,175	26,766
Interest	20,203	21,139
General and administrative	6,233	6,625
Write-off of investment in development joint venture	5,752	-
	94,741	86,280

Earnings from operations	11,138	13,677

Gain on early retirement of debt	6,124	-
Interest and other income	3,287	2,768
Equity income in co-investments	539	6,630
Income before discontinued operations	21,088	23,075
Income (loss) from discontinued operations	2,250	(226)
Net income	23,338	22,849
Net income attributable to noncontrolling interest	(4,942)	(5,759)
Net income attributable to controlling interest	18,396	17,090
Dividends to preferred stockholders	(1,826)	(2,310)
Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	25,695	-
Net income available to common stockholders	$42,265	$14,780

Per common share data:
Basic:
Income before discontinued operations available to common stockholders	$1.53	$0.61
Income (loss) from discontinued operations	0.08	(0.01)
Net income available to common stockholders	$1.61	$0.60
Weighted average number of common shares outstanding during the period	26,224,946	24,747,925

Diluted:
Income before discontinued operations available to common stockholders	$1.45	$0.60
Income (loss) from discontinued operations	0.08	(0.01)
Net income available to common stockholders	$1.53	$0.59
Weighted average number of common shares outstanding during the period	28,692,959	24,877,626

Dividend per common share	$1.03	$1.02

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity, Noncontrolling Interest, and
Comprehensive Income for the three months ended March 31, 2009
(Unaudited)
(Dollars and shares in thousands)

	Series F Preferred stock	Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Amount	Shares	Amount	capital	earnings	income (loss)	Interest	Total
Balances at December 31, 2008 (as reported)	$25,000	26,396	$2	1,026,037	$(130,697)	(75,424)	-	844,918
Adoption of new accounting prouncements	-	-	-	17,948	(10,639)	-	233,771	241,080
Balances at December 31, 2008 (restated)	25,000	26,396	2	1,043,985	(141,336)	(75,424)	233,771	1,085,998
Comprehensive income:
Net income	-	-	-	-	18,396	-	4,942	23,338
Change in fair value of cash flow hedges and amortization of settlements of swaps	-	-	-	-	-	16,482	1,551	18,033
Comprehensive income								41,371
Issuance of common stock under:
Stock option plans	-	14	-	443	-	-	-	443
Equity based compensation costs	-	-	-	212	-	-	704	916
Retirement of Series G preferred stock	-	-	-	25,695	-	-	-	25,695
Retirement of common stock	-	(350)	-	(20,271)	-	-	-	(20,271)
Retirement of exchangeable bonds	-	-	-	(4,461)	-	-	-	(4,461)
Distributions to noncontrolling interest	-	-	-	-	-	-	(5,420)	(5,420)
Dividends declared	-	-	-	-	(28,675)	-	-	(28,675)
Balances at March 31, 2009	$25,000	26,060	$2	$1,045,603	$(151,615)	$(58,942)	$235,548	$1,095,596

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$55,063	$47,235

Cash flows used in investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(337)	(1,720)
Capital expenditures and redevelopment	(12,654)	(19,333)
Additions to real estate under development	(24,251)	(10,245)
Dispositions of real estate	12,395	-
Changes in restricted cash and refundable deposits	21,189	245
Purchases of marketable securities	(17,183)	(5,818)
Sales and maturities of marketable securities	12,257	3,790
Proceeds from tax credit investor	3,762	-
Advances under notes and other receivables	(725)	(784)
Collections of notes and other receivables	2,220	634
Contributions to co-investments	(270)	(285)
Distributions from co-investments	-	7,500
Net cash used in investing activities	(3,597)	(26,016)

Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	165,504	154,834
Repayment of mortgage and other notes payable and lines of credit	(39,875)	(127,053)
Additions to deferred charges	(343)	(446)
Retirement of exchangeable bonds	(66,460)	-
Retirement of comon stock	(20,271)	(13,723)
Retirement of preferred stock, Series G	(32,572)	-
Net proceeds from stock options exercised	443	651
Distributions to noncontrolling interest	(5,420)	(5,882)
Redemption of noncontrolling interest	-	(3,728)
Common and preferred stock dividends paid	(29,169)	(25,471)
Net cash used in financing activities	(28,163)	(20,818)

Net increase in cash and cash equivalents	23,303	401
Cash and cash equivalents at beginning of period	41,909	9,956
Cash and cash equivalents at end of period	$65,212	$10,357

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3.2 million and $2.4 million capitalized in 2009 and 2008, respectively	$14,853	$15,879
Supplemental disclosure of noncash investing and financing activities:

Accrual of dividends	$31,618	$30,880
Change in value of cash flow hedge liabilities	$18,304	$9,944
Change in construction payable	$3,533	$14,943

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

(1)  Organization and Basis of Presentation

The unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature, except as otherwise noted.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company).  See below for a description of entities consolidated by the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 91.4% general partnership interest as of March 31, 2009.  Total Operating Partnership units outstanding were 2,450,002 and 2,413,078 as of March 31, 2009 and December 31, 2008, respectively, and the redemption value of the units based on the closing price of the Company’s common stock totaled $140.5 million and $185.2 million, as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, the Company owned or had ownership interests in 132 apartment communities, (aggregating 26,862 units) (collectively, the “Communities”, and individually, a “Community”), five office and commercial buildings and six active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company’s development, redevelopment and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million which were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of March 31, 2009, owned 12 apartment communities and two development projects.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Marketable Securities

Marketable securities consist primarily of U.S. treasury or agency securities and REIT unsecured bonds.  The Company has classified U.S. treasury and agency securities as held-to-maturity securities, and the Company reports these securities at amortized cost.  The Company has classified the REIT  bonds as available for sale and the Company reports these securities at fair value, based on quoted market prices (Level 1 as defined by FAS 157 as discussed in Note 8), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.  Amortization of unearned discounts on both held to maturity and available for sale securities is included in interest income.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), a development project, an office building that is subject to loans made by the Company, and 55 low income housing units.  Total DownREIT units outstanding were 1,148,510 as of March 31, 2009 and December 31, 2008, and the redemption value of the units based on the closing price of the Company’s common stock totaled $65.9 million and $88.1 million, as of March 31, 2009 and December 31, 2008, respectively.  The Company consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The consolidated total assets and liabilities related to these variable interest entities (“VIEs”), net of intercompany eliminations, were approximately $275.9 million and $178.1 million, respectively, as of March 31, 2009 and $256.0 million and $169.1 million , respectively, as of December 31, 2008.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of March 31, 2009 and December 31, 2008, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

Index

Stock-Based Compensation

The Company accounts for share based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13, “Stock Based Compensation Plans,” in the Company’s Form 10-K for the year ended December 31, 2008) are being amortized over the expected service periods.

Stock-based compensation expense for options and restricted stock totaled $0.2 million for the three months ended March 31, 2009 and 2008, respectively.  The intrinsic value of the stock options exercised during the three months ended March 31, 2009 and 2008 totaled $0.3 million and $0.6 million, respectively.  As of March 31, 2009, the intrinsic value of the stock options outstanding and fully vested totaled $0.8 million.  As of March 31, 2009, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $3.1 million.  The cost is expected to be recognized over a weighted-average period of 2 to 4 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z Units totaled $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

Stock-based compensation capitalized for stock options, restricted stock awards, and the Z Units totaled $0.2 million for the three months ended March 31, 2009 and 2008.  As of March 31, 2009 the intrinsic value of the Z Units subject to conversion totaled $16.2 million.  As of March 31, 2009, total unrecognized compensation cost related to Z Units subject to conversion in the future granted under the Z Units totaled $6.2 million.  The unamortized cost is expected to be recognized over the next 2 to 10 years subject to the achievement of the stated performance criteria.

Stock-based compensation expense for the Outperformance Plan, (the “OPP”) adopted in December 2007 totaled approximately $0.3 million for three months ended March 31, 2009 and 2008, respectively. Total unrecognized compensation cost less an estimate for forfeitures related to the OPP totaled $3.8 million and $4.1 million as of March 31, 2009 and December 31, 2008, respectively.  The unamortized cost is recognized over the expected service period of five years for senior officers and three years for non-employee directors.

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

Reclassifications for discontinued operations and noncontrolling interest have been made to prior year statements of operations balances in order to conform to current year presentation.  Such reclassifications have no impact on reported earnings, cash flows, total assets or total liabilities.

New Accounting Pronouncements and the Resulting Restatements of Previously Reported Amounts

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008.  As summarized in the table below, the accompanying condensed consolidated financial statements have been restated to record the impact of adoption of FAS 160.

Index

In May 2008, the FASB issued FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense.  APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Accounting for the Company’s $225.0 million exchangeable bonds (the “Bonds”) with a coupon rate of 3.625% due November 2025, which were issued in the fourth quarter of 2005, was impacted by APB 14-1.  During the fourth quarter of 2008, the Company repurchased $53.3 million of the Bonds, and during the first quarter of 2009 the Company repurchased an additional $71.3 million of the Bonds.

On January 1, 2009, the Company retrospectively adopted APB 14-1 for the Bonds.  The Company estimated that the market interest rate for the debt only portion of the Bonds as of the date of issuance was 5.75%, compared to the coupon rate of 3.625%.  The Company computed the estimated fair value of the debt portion of the Bonds as the present value of the expected cash flows discounted at 5.75%.  The difference between the fair value of the debt portion of the Bonds and the carrying value as previously reported was added to additional paid in capital as of the date of issuance.  The discount on the debt is amortized over the period from issuance to the date of the first call option by the holders of the Bonds which occurs in November 2010 resulting in non-cash interest expense in addition to the interest expense calculated based on the coupon rate.  This resulted in a non-cash interest charge of $0.6 million and $1.0 million for the first quarter of 2009 and 2008, respectively.  APB 14-1 requires that the fair value of the debt portion of any bonds that are retired early be estimated to calculate the gain on retirement.   The difference between the estimated fair value of the debt portion of the Bonds and the APB 14-1 carrying value of the debt portion of the Bonds is recorded as gain on early retirement of debt and  additional paid in capital is reduced to reflect the remaining portion of the total amount paid to retire the Bonds.  This resulted in increasing the gains previously reported for the year ended December 31, 2008 related to early retirements of Bonds by $0.5 million.  This adjustment along with the non-cash interest charges for the period from issuance of the Bonds through December 31, 2008 resulted in a net reduction of equity, including the portion allocated to noncontrolling interests, as summarized in the table below.

The following is a summary of the impact to the December 31, 2008 balance sheet and first quarter of 2008 statement of operations from amounts previously reported to amounts included in the accompanying condensed consolidated financial statements as a result of the retrospective adoption of FAS 160 and APB 14-1:
	As Reported December 31,	Adoption of	Adoption of	Restated December 31,
	2008	FAS 160	APB 14-1	2008
Selected balance sheet data:
Exchangeable bonds	$171,716	$-	$(6,259)	$165,457
Minority interest	234,821	(233,771)	(1,050)	-
Additional paid-in capital	1,026,037	-	17,948	1,043,985
Distributions in excess of accumulated earnings	(130,697)	-	(10,639)	(141,336)
Noncontrolling interest	-	233,771	-	233,771

	As Reported (1)	Adoption of	Adoption of	Restated
Selected income statement data:	Q1 2008	FAS 160	APB 14-1	Q1 2008
Interest expense	$20,130	$-	$1,009	$21,139
Noncontrolling interest	5,843	-	(84)	5,759
Earnings per diluted share	0.63	-	(0.04)	0.59

(1) As reported balances are adjusted for discontinued operations.

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”).  FAS141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this standard on January 1, 2009 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows as it relates only to business combinations for the Company that take place on or after January 1, 2009.

Index

(2)  Significant Transactions

(a)  Dispositions

During the first quarter, the Company sold Carlton Heights Villas, a 70-unit community located in Santee, California for $6.9 million and recognized a gain of approximately $1.6 million.  Also in the first quarter, the Company sold Grand Regency, a 60-unit property in Escondido, California for $5.0 million and recognized a gain of approximately $0.9 million.

(b) Debt and Financing Activities

During the first quarter, the Company repurchased $71.3 million of 3.625% exchangeable bonds at a discount to par value and recognized a gain of $6.1 million.

During the first quarter, the Company obtained fixed rate mortgage loans totaling $81.9 million, including the following:

•	$48.9 million loan secured by Avondale, at a rate of 6.11%, which matures in March 2019.

•	$23.0 million loan secured by Stevenson Place, at a rate of 6.35%, which matures in March 2019.

•	$10.0 million 2nd deed of trust loan secured by Esplanade, at a rate of 6.25%, which matures in August 2015.

Additionally, during the first quarter, the Company paid-off $17.0 million in maturing loans including:

•	Two mortgage loans secured by Monterra del Rey with fixed rates of 7.0% and 5.2%, respectively, maturing in May 2009 for an aggregate amount of $10.0 million.

•	One mortgage loan secured by Mariner’s Place with a fixed rate of 7.3% maturing in April 2009 for $3.8 million.

•	A Belmont Station construction bridge loan maturing in June 2009 for $3.2 million.

(c) Equity

In February 2009, the Company, under its stock repurchase program, repurchased 350,000 shares of common stock for $20.3 million at an average price of $57.89.

During the first quarter, the Company repurchased $58.2 million of its Series G Cumulative Convertible Preferred Stock at a 46.6% discount to its carrying value, and the excess of the carrying value over the cash paid to redeem the Series G Preferred Stock totaled $25.7 million.

(3) Co-investments

The Company has joint venture investments in a number of co-investments, which are accounted for under the equity method.  The joint ventures own and operate apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	March 31, 2009	December 31, 2008

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$70,103	$70,469
Development joint venture	-	5,377
	70,103	75,846
Investments accounted for under the cost method of accounting:
Series A Preferred Stock interest in Multifamily Technology Solutions, Inc	500	500
Total co-investments	$70,603	$76,346

During 2006, the Company made a contribution to a development with a joint venture partner totaling $3.4 million, and over the past three years the Company made additional contributions and capitalized costs to this joint venture totaling $2.4 million for a total investment of $5.8 million.  This joint venture was to obtain entitlements and make option payments towards the purchase of land parcels in Marina del Rey, California for a proposed development project.  During the first quarter of 2009, the Company wrote-off its investment in the joint venture development project for $5.8 million, and the write-off of these costs is included in the accompanying consolidated condensed statements of operations.

Index

The combined summarized balance sheet for co-investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	March 31, 2009	December 31, 2008
Balance sheets:
Rental properties and real estate under development	$502,775	$526,906
Other assets	44,547	40,877

Total assets	$547,322	$567,783

Mortgage notes and construction payable	$315,530	$308,853
Other liabilities	11,249	8,481
Partners' equity	220,543	250,449

Total liabilities and partners' equity	$547,322	$567,783

Company's share of equity	$70,103	$75,846

The combined summarized statement of operations for co-investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	Three Months Ended March 31,
	2009	2008
Statements of operations:
Property revenues	$12,003	$10,997
Property operating expenses	(4,330)	(4,187)
Net property operating income	7,673	6,810
Interest expense	(2,192)	(2,706)
Depreciation and amortization	(3,612)	(3,025)

Total net income	$1,869	$1,079

Company's share of operating net income	539	312
Company's preferred interest/gain - Mt. Vista	-	6,318
Company's share of net income	$539	$6,630

In January 2008, the Company received $7.5 million and recognized $6.3 million of preferred interest in the joint venture which is included in equity income in co-investments from the repayment of its investment in Mountain Vista Apartments, LLC.

Index

 (4) Notes and Other Receivables

Notes receivables secured by real estate, and other receivables consist of the following as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008

Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,317	7,325
Note receivable, secured, bearing interest at LIBOR + 2.95%, due December 2010	12,500	14,043
Note receivable, secured, bearing interest at 8.0%, due November 2010	971	965
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,326	7,294
Note receivable, secured, bearing interest at 6.5%, due August 2011	4,070	4,070
Non-performing - note receivable, secured	12,748	12,748
Other receivables	1,209	1,192
	$46,141	$47,637

In September 2007, the Company originated a loan to the owners of an apartment community under development in Vancouver, Washington, with a maturity date of February 2009.  The proceeds from the loan refinanced the property and are providing funding for the completion of the 146-unit apartment community.  In July 2008, the Company ceased recording interest income and issued a notice of monetary default to the borrower, and the borrower filed for bankruptcy.  During the fourth quarter of 2008, the Company recorded a loan loss reserve in the amount of $0.7 million on this non-performing note receivable.  The Company expects the note will be settled through the foreclosure or sale of the property.

In the first quarter of 2009, the borrower on the bridge loan secured by 301 Ocean Avenue a 47-unit apartment community located in Santa Monica, California made a principal payment of $1.6 million to pay down the loan to $12.5 million and the Company extended the maturity of the loan until December 2010.

(5) Related Party Transactions

Management and other fees from affiliates includes management, promote, development and redevelopment fees from related parties of $1.2 million for the quarters ended March 31, 2009 and 2008.  As discussed in Note 3, in January 2008, the Company received $7.5 million from an investment held in an affiliate of TMMC and recognized $6.3 million of preferred income which is included in equity income from co-investments.

Index

(6)  Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its apartment communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are properties classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties which are primarily office buildings.  Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
Southern California	$53,531	$52,493
Northern California	30,861	28,629
Seattle Metro	19,118	16,929
Other real estate assets	1,172	679
Total property revenues	$104,682	$98,730

Net operating income:
Southern California	$36,527	$36,033
Northern California	21,397	19,047
Seattle Metro	12,686	11,374
Other real estate assets	694	526
Total net operating income	71,304	66,980

Depreciation and amortization	(29,175)	(26,766)
Interest expense	(20,203)	(21,139)
General and administrative	(6,233)	(6,625)
Write-off of development joint venture	(5,752)	-
Management and other fees from affiliates	1,197	1,227
Gain on early retirement of debt	6,124	-
Interest and other income	3,287	2,768
Equity income from co-investments	539	6,630
Income before discontinued operations	$21,088	$23,075

	March 31, 2009	December 31, 2008
Assets:
Southern California	$1,267,671	$1,291,850
Northern California	847,196	850,170
Seattle Metro	429,177	431,041
Other real estate assets	65,690	66,701
Net reportable operating segments - real estate assets	2,609,734	2,639,762
Real estate under development	292,607	272,273
Cash and cash equivalents	78,820	54,719
Marketable securities	30,143	23,886
Funds held by 1031 exchange facilitator	-	21,424
Notes and other receivables	46,141	47,637
Other non-segment assets	104,470	105,122
Total assets	$3,161,915	$3,164,823

Index

(7)  Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$40,184	26,225	$1.53	$14,956	24,748	$0.61
Income (loss) from discontinued operations available to common stockholders	2,081	26,225	0.08	(176)	24,748	(0.01)
	42,265		$1.61	14,780		$0.60

Effect of Dilutive Securities (1)	-	2,468		-	130

Diluted:
Income from continuing operations available to common stockholders (1)	41,814	28,693	$1.45	14,956	24,878	$0.60
Income (loss) from discontinued operations available to common stockholders	2,250	28,693	0.08	(176)	24,878	(0.01)
	$44,064		$1.53	$14,780		$0.59

(1)
Weighted convertible limited partnership units of 2,161,964 and vested Series Z incentive units of 282,783 for the three months ended March 31, 2009 were included in the determination of diluted EPS, and convertible limited partnership units of 2,271,295 and vested Series Z incentive units of 249,684 for the three months ended March 31, 2008, were not included in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability and intent to redeem DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

On or after November 1, 2020, the holders of the exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at the Company’s option, a portion of the notes may be exchanged for Essex common stock; the current exchange rate is $103.25 per share of Essex common stock.  The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  During the three months ended March 31, 2009 and 2008 the weighted average common stock price did not exceed the $103.25 strike price and therefore common stock issuable upon exchange of the exchangeable notes was not included in the diluted share count as the effect was anti-dilutive.  The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 102,290 and 160,252 for the three months ended March 31, 2009 and 2008, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three months ended and, therefore, were anti-dilutive.

3,595,716 and 5,980,000 shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, as the effect was anti-dilutive.

(8)  Derivative Instruments and Hedging Activities

The Company adopted FAS 157, “Fair Value Measurements” as of January 1, 2008, which provides guidance on using fair value to measure assets and liabilities.  The Company values forward-starting interest rate swaps and interest rate caps at fair value, and based on the fair value hierarchy of valuation techniques described in FAS 157, the Company has elected to use fair values determined by Level 2.  Level 2 valuation methodology is determined based on inputs other than quoted prices in active markets for identical assets or liabilities the Company has the ability to access as included in Level 1 valuation methodology that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As of March 31, 2009 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from November 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $183.4 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $233.1 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $55.0 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million. The overall fair value of the derivatives increased $18.3 million during the three months ended March 31, 2009 to a net liability of $54.8 million as of March 31, 2009, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended March 31, 2009 and 2008.

Index

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

In the first quarter of 2009, the Company sold Carlton Heights Villas, a 70-unit property located in Santee, California for $6.9 million resulting in a $1.6 million gain and Grand Regency, a 60-unit property in Escondido, California, for $5.0 million resulting in a $0.9 million gain.

In the fourth quarter of 2008, the Company sold Coral Gardens, a 200-unit property located in El Cajon, California for $19.8 million, and in the third quarter of 2008, the Company sold Cardiff by the Sea Apartments, located in Cardiff, California for $71.0 million and St. Cloud Apartments, located in Houston, Texas for $8.8 million.  The operations for these sold communities are included in discontinued operations for the three months ended March 31, 2008.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended March 31,
	2009	2008

Rental revenues	$157	$2,746
Property operating expenses	(103)	(1,229)
Interest expense	-	(775)
Depreciation and amortization	(29)	(968)
Income (loss) from real estate sold	25	(226)
Gain on sale	2,472	-
Internal disposition costs (1)	(247)	-
Income (loss) from discontinued operations	$2,250	$(226)

(1)  Internal disposition costs relate to a disposition incentive program established to pay incremental bonuses for the sale of certain of the Company's communities that are part of the program.

(10)  Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 10-Q for the quarter ended March 31, 2009.

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

Index

As of March 31, 2009, we had ownership interests in 132 apartment communities, comprising 26,862 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego and Ventura counties)

Northern California (the San Francisco Bay Area)

Seattle Metro (Seattle metropolitan area)

As of March 31, 2009, we also had ownership interests in five office and commercial buildings (with approximately 215,840 square feet).

As of March 31, 2009, our consolidated development pipeline, excluding development projects owned by Fund II, was comprised of four development projects, three predevelopment projects and four land parcels held for future development aggregating 2,200 units, with total incurred costs of $292.6 million.  The estimated remaining project costs of active development projects were $112.8 million for total estimated project costs of $279.6 million.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2009		As of March 31, 2008
	Apartment Units	%	Apartment Units	%
Southern California	12,370	51%	12,725	53%
Northern California	6,457	27%	6,361	26%
Seattle Metro	5,338	22%	5,005	21%
Total	24,165	100%	24,091	100%

Co-investments including Fund II communities and communities included in discontinued operations are not included in the table above for both years presented above.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Our average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended March 31, 2009 and 2008) increased 110 basis points to 97.0% as of March 31, 2009 from 95.9% as of March 31, 2008.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
	2009	2008
Southern California	96.5%	95.1%
Northern California	97.6%	96.7%
Seattle Metro	97.3%	96.8%

Index

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

	Number of	Three Months Ended March 31,		Dollar	Percentage
	Properties	2009	2008	Change	Change
Property Revenues (dollars in thousands)
Same-Property:
Southern California	58	$47,945	$48,054	$(109)	(0.2	) %
Northern California	26	27,010	25,725	1,285	5.0
Seattle Metro	24	15,654	15,053	601	4.0
Total Same-Property revenues	108	90,609	88,832	1,777	2.0
Non-Same Property Revenues (1)		14,073	9,898	4,175	42.2
Total property revenues		$104,682	$98,730	$5,952	6.0%

 (1) Includes two communities acquired after January 1, 2008, eight redevelopment communities, two development communities, and three commercial buildings.

Quarterly Same-Property Revenues increased by $1.8 million or 2.0% to $90.6 million in the first quarter of 2009 from $88.8 million in the first quarter of 2008.  The increase in the first quarter of 2009 was primarily attributable to increased occupancy of 110 basis points or $0.9 million, from 95.9% for the first quarter of 2008 to 97.0% for the first quarter of 2009.  Although scheduled rents increased 2.8% in Northern California and 2.3% in the Seattle Metro area, these increases in scheduled rent were offset by a 2.2% decrease in scheduled rents for Southern California and the overall scheduled rents for the aggregate Quarterly Same-Property portfolio were flat at an average rental rate of $1,402 per unit for the two quarters.  Ratio utility billing system (“RUBS”) income and other income increased $0.6 million, rent concessions decreased $0.2 million and bad debt expense was consistent between quarters.  The Company expects that total Same-Property revenues will decrease in the second quarter of 2009 from the same period in 2008, due to an expected decrease in scheduled rents compared to the same period in 2008.

Quarterly Non-Same Property Revenues increased by $4.2 million or 42.2% to $14.1 million in the first quarter of 2009 from $9.9 million in the first quarter of 2008.  The increase was primarily due to two new communities acquired since January 1, 2008, two development communities in lease-up and eight communities that are in redevelopment and classified in non-same property results.

Real estate taxes increased $1.0 million or 12.5% for the quarter over 2008, primarily due to the acquisition of two new properties, the lease-up of two development properties and an estimated 14% increase in real estate taxes in the Seattle Metro area.

Depreciation expense increased by $2.4 million or 9.0% for the first quarter of 2009 compared to the first quarter of 2008, primarily due to the acquisition of two new communities, the lease-up of two development properties, and the capitalization of approximately $88.0 million of additions to rental properties, including $55.5 million spent on redevelopment and revenue generating capital expenditures during 2008.

Write-off of investment in development joint venture of $5.8 million for the first quarter of 2009 related to the write-off the full amount of the Company’s investment in a predevelopment joint venture project in Southern California.

Gain on early retirement of debt was $6.1 million for the first quarter of 2009 compared to $0 in the first quarter of 2008, due to the repurchase of $71.3 million of 3.625% exchangeable bonds at a discount to par value.

Equity income in co-investments decreased by $6.1 million to $0.5 million from $6.6 million in 2008, due to the fact that in  the first quarter of 2008, the Company recognized $6.3 million of preferred income from the retirement of the Company’s investment in the Mountain Vista, LLC joint venture.

Income from discontinued operations for the first quarter of 2009 includes operating results of Carlton Heights and Grand Regency which were sold during the quarter for a combined gain of $2.5 million.  Discontinued operations for the first quarter of 2008 includes the operating results for those two properties as well as Cardiff by the Sea, St. Cloud and Coral Gardens, which were sold in the third and fourth quarters of 2008.

Liquidity and Capital Resources

In June 2008, Standard and Poor's (“S&P”) reaffirmed its corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P.

Index

At March 31, 2009, the Company had $65.2 million of unrestricted cash and cash equivalents and $30.1 million in marketable securities.  We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate and marketable securities held available for sale are sufficient to meet all of our reasonably anticipated cash needs during 2009.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has a $200.0 million unsecured line of credit and, as of March 31, 2009, there was $45.0 million outstanding balance on the line at an average interest rate of 2.7%. This facility matures in March 2010. The underlying interest rate on this line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 0.8%.  We also have a $150.0 million credit facility from Freddie Mac, which is expandable to $250.0 million at any time during the first two years and which matures in December 2013.  This line is secured by ten apartment communities.  As of March 31, 2009, we had $140.0 million outstanding under this line of credit at an average interest rate of 2.0%. The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  In March 2009, the Company did not renew upon maturity a $10.0 million unsecured revolving line of credit.  The Company’s line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.  The Company was in compliance with the line of credit covenants as of March 31, 2009 and December 31, 2008.

The Company may from time to time sell shares of common stock into the existing trading market at current market prices as well as through negotiated transactions under its Controlled Equity Offering (“CEO”) program with Cantor Fitzgerald & Co. (“Cantor”).  During the first quarters of 2009 and 2008, no shares were sold under CEO program.  In May 2009, the Company’s Board of Directors approved the sale of an additional 7.5 million shares of common stock under the CEO program.  Pursuant to this approval, the Company entered in a sales agreement with Cantor on May 6, 2009, for the sale of such 7.5 million shares pursuant to the CEO program.  A copy of the sales agreement has been filed as Exhibit 10.2 to this Form 10-Q.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200.0 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  In February 2009 the Company repurchased 350,000 shares of common stock for $20.3 million at an average price of $57.89 per share.  Since the inception of the stock repurchase plan, the Company has repurchased and retired 816,659 shares for $66.6 million at an average price of $81.56 per share, including commissions, as of March 31, 2009.  After the Series G Preferred Stock repurchases described below, the Company has authorization to repurchase an additional $101.0 million under the stock repurchase plan.

In 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (the "Series G Preferred Stock") for net proceeds of $145.9 million.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially 0.1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.

During the first quarter of 2009, the Company repurchased $58.2 million of its Series G Preferred Stock at a discount to carrying value, and the excess of the carrying value over the cash paid to redeem the Series G Preferred Stock totaling $25.7 million.   As of March 31, 2009, the carrying value of the Series G Preferred Stock outstanding totaled $87.7 million.  The Company may continue to repurchase Series G Preferred Stock.

In 2005 the Company, through its Operating Partnership, issued $225.0 million of outstanding exchangeable senior notes (the “Bonds”) with a coupon of 3.625% due 2025. The Bonds are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Company.  On or after November 1, 2020, the Bonds will be exchangeable at the option of the holder into cash and, in certain circumstances at Essex’s option, shares of the Company’s common stock at an initial exchange price of $103.25 per share subject to certain adjustments.  The Bonds will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  On or after November 4, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any).  Bond holders may require the Operating Partnership to repurchase all or a portion of the Bonds at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the Bonds on November 1, 2010, November 1, 2015 and November 1, 2020.

Index

During the fourth quarter of 2008 the Company repurchased $53.3 million of these Bonds at a discount to par value, and during the first quarter of 2009, the Company repurchased an additional $71.3 million of these Bonds at a discount to par value and recognized a gain of $6.1 million on cash paid of $66.5 million.  As of March 31, 2009, the carrying value of the Bonds outstanding totaled $97.2 million.  The Company may continue to repurchase Bonds.

As of March 31, 2009, the Company’s mortgage notes payable totaled $1.5 billion which consisted of $1.3 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2010 to 2020 and $233.1 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 2.5%.  The tax-exempt variable rate demand bonds have maturity dates ranging from 2020 to 2039, and $183.4 million are subject to interest rate caps.

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

Derivative Activity

As of March 31, 2009 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from November 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $183.4 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $233.1 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $55.0 million. The aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million and the overall fair value of the derivatives increased $18.3 million during the three months ended March 31, 2009 to a net liability of $54.8 million as of March 31, 2009, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended March 31, 2009 and 2008.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of March 31, 2009, excluding development projects owned by Fund II, the Company had four development projects comprised of 704 units for an estimated cost of $279.6 million, of which $112.8 million remains to be expended.   The Company has approximately $59.5 million undrawn on a construction loan to fund the joint venture Joule Broadway development project with approximately $63.6 million in estimated costs to complete the project.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of March 31, 2009, the Company had three development communities aggregating 1,104 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at March 31, 2009 was $372.8 million, of which $271.1 million remains to be expended.   The Company may also acquire land for future development purposes.   The Company owned four land parcels held for future development aggregating 392 units as of March 31, 2009.  The Company had incurred $24.1 million in costs related to these four land parcels as of March 31, 2009.

Index

The Company expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least a 7 to 9 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of March 31, 2009, the Company had nine redevelopment communities aggregating 2,631 apartment units with estimated redevelopment costs of $128.0 million, of which approximately $52.9 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of March 31, 2009, owned twelve apartment communities and two development projects.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at March 31, 2009, and the effect these obligations could have on our liquidity and cash flow in future periods:

(In thousands)	2009	2010 and 2011	2012 and 2013	Thereafter	Total
Mortgage notes payable	$14,548	$302,412	$223,459	$989,152	$1,529,571
Exchangeable bonds	-	97,245	-	-	97,245
Lines of credit	-	45,000	140,000	-	185,000
Interest on indebtedness	69,448	151,824	111,443	247,506	580,221
Development commitments	60,100	52,700	-	-	112,800
Redevelopment commitments	30,000	22,938	-	-	52,938
	$174,096	$672,119	$474,902	$1,236,658	$2,557,775

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and \expenses and related disclosures of contingent assets and liabilities. We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards for entities that are not wholly owned; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; (iii) internal cost capitalization; and (iv) qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Index

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, beliefs as to our ability to meet our cash needs during 2009 and to provide for dividend payments in accordance with REIT requirements, as to the Quarterly Same-Property revenues in the second quarter of 2009, expectations as to the sources for funding the Company’s development pipeline and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed in Item 1A, “Risk Factors,” in Part II “Other Information” in this current report on Form 10-Q for the quarter ended March 31, 2009 and those discussed in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

Funds from Operations (“FFO”)

FFO is a financial measure that is commonly used in the REIT industry.  The Company presents funds from operations as a supplemental performance measure.  FFO is not used by the Company as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator the Company’s operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of the Company’s ability to fund its cash needs.

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does intend it to present, a complete picture of its financial condition and operating performance.  The Company believes that net earnings computed under GAAP remain the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings. Further, the Company believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

Index

Management believes that is has consistently applied the NAREIT definition of FFO to all periods presented.  However, there is judgment involved and other REITs’ calculation of FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to the Company’s calculation.

The following table sets forth the Company’s calculation of FFO for the three months ended March 31, 2009 and 2008 (in thousands except for per share data):

	Three Months Ended March 31,
	2009	2008

Net income available to common stockholders	$42,265	$14,780
Adjustments:
Depreciation and amortization	29,204	27,734
Gains not included in FFO, net of disposition costs (1)	(2,225)	-
Noncontrolling interest and co-investments (2)	2,563	2,312
Funds from operations	$71,807	$44,826
Funds from operations per share - diluted	$2.50	$1.64

Weighted average number shares outstanding diluted (3)	28,692,959	27,398,605

(1)
Internal disposition costs relate to a disposition incentive program established to pay incremental bonuses totaling $247,000 as of March 31, 2009, for the sale of certain of the Company's communities that are part of the program.

(2)
Amount includes the following: (i) noncontrolling interest related to Operating Partnership units, and (ii) add back of depreciation expense from unconsolidated co-investments and less depreciation attributable to third-party ownership of consolidated co-investments.

(3)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of March 31, 2009, we had entered into seven forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the future financings of  debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $183.4 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $233.1 million of tax exempt variable rate debt.  All derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of March 31, 2009.

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of March 31, 2009.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2009.

(Dollars in thousands)	Notional Amount	Maturity Date Range	Carrying and Estimate Fair Value	+ 50 Basis Points	- 50 Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$375,000	2010-2011	$(54,959)	$(37,384)	$(73,681)
Interest rate caps	183,359	2009-2013	134	293	42
Total cash flow hedges	$558,359	2009-2013	$(54,825)	$(37,091)	$(73,639)

Index

Interest Rate Sensitive Liabilities

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term tax exempt variable rate debt.  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows.  Management has estimated that the fair value of the Company’s $1.38 billion of fixed debt at March 31, 2009 is approximately $1.36 billion and the fair value of the Company’s $248.1 million of variable rate debt at March 31, 2009 is $272.7 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.

For the Years Ended	2009	2010(1)	2011(2)	2012	2013	Thereafter	Total	Fair value

(In thousands)
Fixed rate debt	$-	249,049	150,084	31,642	191,817	756,044	$1,378,636	$1,364,987
Average interest rate	-	7.3%	6.4%	5.4%	5.8%	5.6%
Variable rate debt	$14,548	-	524	-	-	233,108 (3)	$248,180	$272,680
Average interest	2.2%	-	4.0%	-	-	2.5%

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

The table incorporates only those exposures that exist as of March 31, 2009; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies, would depend on the exposures that arise during the period.

Item 4: Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of March 31, 2009, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

Index

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Company’s communities.  Insured risks for comprehensive liability covers claims in excess of $25,000 per incident, and property insurance covers losses in excess of a $5.0 million deductible per incident.  There are, however, certain types of extraordinary losses, such as, for example, losses for terrorism and earthquake, for which the Company does not have insurance. Substantially all of the Properties are located in areas that are subject to earthquakes.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item IA: Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Many factors affect the Company’s actual financial performance and may cause the Company’s future results to be different from past performance or trends.  These factors include those set forth under the caption “Risk Factors” in Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC and available at www.sec.gov, and the following, which supplements the risk factors listed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K:

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

Credit Markets

The current instability and tightening in the credit markets has led to an increase in spreads and pricing of secured and unsecured debt, and the effect of prolonged tightening in the credit markets could negatively impact the Company’s ability to make acquisitions, develop properties and refinance existing borrowings at acceptable rates.

Index

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount that May Yet be Purchased Under the Plans or Programs
2/11/09 to 2/17/09	350,000	(1)	$57.89	350,000	$133,396,647
1/15/09 to 3/11/09	2,384,284	(2)	$13.62	2,384,284	$100,979,242

(1)  The Company repurchased 350,000 shares of the Company's common stock.
(2)  The Company repurchased 2,384,284 shares of the Company's Series G Cumulative Convertible Preferred Stock.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that the Company announced on May 16, 2001.  In February 2009 the Company repurchased 350,000 shares of common stock for $20.3 million at an average price of $57.89.  During the first quarter of 2009, under the authorization of the stock repurchase plan the Company repurchased $58.2 million in liquidation value ($25 per share liquidation value) of 4.875% Series G Cumulative Convertible Preferred Stock at a discount to par value for cash and commissions paid of $32.6 million.

Item 6: Exhibits

A.	Exhibits

10.2
Sixteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., filed as Exhibit 10.2 to Form 8-K, filed on April 7, 2009, and incorporated herein by reference.

10.3	Controlled Equity Offering Sales Agreement by and between Essex Property Trust, Inc. and Cantor Fitzgerald & Co., dated May 6, 2009.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  __________

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: May 6, 2009

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
Vice President, Chief Accounting Officer