Form 10-Q
period 2009-06-30
ESSEX PROPERTY TRUST INC
filed 2009-08-07
CIK 920522

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  28,194,620 shares of Common Stock as of August 5, 2009.

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

The information furnished in the accompanying unaudited condensed consolidated balance sheets, statements of operations, stockholders' equity, noncontrolling interest, and comprehensive income and cash flows of the Company reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned condensed consolidated financial statements for the interim periods and are normal and recurring in nature, except as otherwise noted.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
Assets	2009	2008
Real estate:
Rental properties:
Land and land improvements	$683,458	$683,876
Buildings and improvements	2,688,040	2,595,912
	3,371,498	3,279,788
Less accumulated depreciation	(693,065)	(640,026)
	2,678,433	2,639,762
Real estate under development	212,638	272,273
Co-investments	70,794	76,346
	2,961,865	2,988,381
Cash and cash equivalents-unrestricted	65,435	41,909
Cash and cash equivalents-restricted	14,391	12,810
Marketable securities	115,432	23,886
Funds held by 1031 exchange facilitator	-	21,424
Notes and other receivables	47,635	47,637
Prepaid expenses and other assets	18,976	17,430
Deferred charges, net	15,247	11,346
Total assets	$3,238,981	$3,164,823

Liabilities and Equity
Mortgage notes payable	$1,566,693	$1,468,931
Lines of credit	165,000	120,000
Exchangeable bonds	97,730	165,457
Accounts payable and accrued liabilities	49,187	38,223
Construction payable	8,662	18,605
Dividends payable	32,790	32,124
Cash flow hedge liabilities	31,019	73,129
Other liabilities	16,475	16,444
Total liabilities	1,967,556	1,932,913
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,980,000 issued and 3,595,716 and 5,980,000 outstanding	87,735	145,912
Stockholders' equity and noncontrolling interest:
Common stock, $.0001 par value, 649,702,178 shares authorized 27,209,520 and 26,395,807 shares issued and outstanding	3	3
Cumulative redeemable preferred stock; $.0001 par value:
7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Additional paid-in capital	1,121,660	1,043,984
Distributions in excess of accumulated earnings	(168,226)	(141,336)
Accumulated other comprehensive (loss) income	(31,755)	(75,424)
Total stockholders' equity	946,682	852,227
Noncontrolling interest	237,008	233,771
Total stockholders' equity and noncontrolling interest	1,183,690	1,085,998
Total liabilities and equity	$3,238,981	$3,164,823

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental and other property	$102,661	$100,119	$206,918	$198,421
Management and other fees from affiliates	1,156	1,428	2,354	2,655
	103,817	101,547	209,272	201,076
Expenses:
Property operating, excluding real estate taxes	24,954	24,882	49,123	48,447
Real estate taxes	9,018	8,079	18,090	16,135
Depreciation and amortization	28,993	27,564	58,049	54,220
Interest	21,509	20,757	41,713	41,895
General and administrative	5,852	6,512	12,084	13,137
Write-off of investment in development joint venture	-	-	5,752	-
	90,326	87,794	184,811	173,834

Earnings from operations	13,491	13,753	24,461	27,242

Gain on early retirement of debt	-	-	6,124	-
Interest and other income	3,011	2,433	6,296	5,201
Equity income in co-investments	158	360	696	6,990
Income before discontinued operations	16,660	16,546	37,577	39,433
Income (loss) from discontinued operations	792	(228)	3,214	(266)
Net income	17,452	16,318	40,791	39,167
Net income attributable to noncontrolling interest	(4,453)	(5,262)	(9,396)	(11,021)
Net income attributable to controlling interest	12,999	11,056	31,395	28,146
Dividends to preferred stockholders	(1,584)	(2,311)	(3,410)	(4,621)
Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	-	-	25,695	-
Net income available to common stockholders	$11,415	$8,745	$53,680	$23,525

Per common share data:
Basic:
Income before discontinued operations available to common stockholders	$0.40	$0.36	$1.91	$0.96
Income (loss) from discontinued operations	0.03	(0.01)	0.11	(0.01)
Net income available to common stockholders	$0.43	$0.35	$2.02	$0.95
Weighted average number of common shares outstanding during the period	26,831,307	24,768,626	26,529,802	24,758,276

Diluted:
Income before discontinued operations available to common stockholders	$0.40	$0.36	$1.85	$0.95
Income (loss) from discontinued operations	0.03	(0.01)	0.11	(0.01)
Net income available to common stockholders	$0.43	$0.35	$1.96	$0.94
Weighted average number of common shares outstanding during the period	26,853,693	25,153,826	29,000,129	25,032,076
Dividend per common share	$1.03	$1.02	$2.06	$2.04

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity, Noncontrolling Interest, and
Comprehensive Income for the six months ended June 30, 2009
(Unaudited)
(Dollars and shares in thousands)

					Distributions
	Series F			Additional	in excess of	Accumulated other
	Preferred stock	Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Amount	Shares	Amount	capital	earnings	income (loss)	Interest	Total
Balances at December 31, 2008 (as reported)	$25,000	26,396	$3	$1,026,036	$(130,697)	$(75,424)	$-	$844,918
Adoption of new accounting prouncements	-	-	-	17,948	(10,639)	-	233,771	241,080
Balances at December 31, 2008 (restated)	25,000	26,396	3	1,043,984	(141,336)	(75,424)	233,771	1,085,998
Comprehensive income:
Net income	-	-	-	-	31,395	-	9,396	40,791
Change in fair value of cash flow hedges and amortization of settlements of swaps	-	-	-	-	-	38,368	3,522	41,890
Change in fair value of marketable securities	-	-	-	-	-	5,301	477	5,778
Comprehensive income								88,459
Issuance of common stock under:
Stock option plans	-	18	-	546	-	-	-	546
Sale of common stock	-	1,146	-	75,828	-	-	-	75,828
Equity based compensation costs	-	-	-	339	-	-	1,405	1,744
Retirement of Series G preferred stock	-	-	-	25,695	-	-	-	25,695
Retirement of common stock	-	(350)	-	(20,271)	-	-	-	(20,271)
Retirement of exchangeable bonds	-	-	-	(4,461)	-	-	-	(4,461)
Distributions to noncontrolling interest	-	-	-	-	-	-	(10,824)	(10,824)
Dividends declared	-	-	-	-	(58,285)	-	-	(58,285)
Redemptions of noncontrolling interest	-	-	-	-	-	-	(739)	(739)
Balances at June 30, 2009	$25,000	27,210	$3	$1,121,660	$(168,226)	$(31,755)	$237,008	$1,183,690

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 30,
	2009	2008
Net cash provided by operating activities	$89,234	$89,733

Cash flows used in investing activities:
Additions to real estate:
Improvements to recent acquisitions	(251)	(4,865)
Redevelopment	(14,372)	(19,809)
Revenue generating capital expenditures	(143)	(2,981)
Non-revenue generating capital expenditures	(8,953)	(13,043)
Additions to real estate under development	(49,957)	(63,152)
Net proceeds from dispositions of real estate	26,692	-
Changes in restricted cash and refundable deposits	20,693	453
Purchases of marketable securities	(88,498)	(6,411)
Sales and maturities of marketable securities	15,200	5,925
Proceeds from tax credit investor	3,762	-
Advances under notes and other receivables	(1,482)	(1,898)
Collections of notes and other receivables	2,938	5,116
Contributions to co-investments	(270)	(4,047)
Distributions from co-investments	-	8,847
Net cash used in investing activities	(94,641)	(95,865)

Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	227,386	302,636
Repayment of mortgage and other notes payable and lines of credit	(84,640)	(195,128)
Additions to deferred charges	(1,712)	(1,259)
Settlement of forward-starting swaps	-	(1,840)
Net proceeds from issuance common stock	75,828	-
Retirement of exchangeable bonds	(66,460)	-
Retirement of common stock	(20,271)	(13,723)
Retirement of preferred stock, Series G	(32,572)	-
Net proceeds from stock options exercised	546	2,862
Distributions to noncontrolling interest	(10,824)	(12,035)
Redemption of noncontrolling interest	(739)	(11,282)
Common and preferred stock dividends paid	(57,609)	(53,060)
Net cash provided by financing activities	28,933	17,171

Net increase in cash and cash equivalents	23,526	11,039
Cash and cash equivalents at beginning of period	41,909	9,956
Cash and cash equivalents at end of period	$65,435	$20,995

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $5.9 million and $5.3 million capitalized in 2009 and 2008, respectively	$33,262	$34,538

Supplemental disclosure of noncash investing and financing activities:
Accrual of dividends	$32,790	$30,865
Change in value of cash flow hedge liabilities	$42,110	$1,899
Change in construction payable	$9,943	$15,686
Land contributed by a partner in a consolidated joint venture	$-	$10,500
Accrual for the purchase of marketable securities	$10,741	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company).  See below for a description of entities consolidated by the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 91.7% general partnership interest as of June 30, 2009.  Total Operating Partnership units outstanding were 2,450,002 and 2,413,078 as of June 30, 2009 and December 31, 2008, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $152.5 million and $185.2 million, as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, the Company owned or had ownership interests in 133 apartment communities, (aggregating 27,143 units) (collectively, the “Communities”, and individually, a “Community”), five office and commercial buildings and four active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company’s development, redevelopment and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of June 30, 2009, owned 13 apartment communities and one development project.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Marketable Securities

As of June 30, 2009 marketable securities consisted primarily of investment-grade unsecured bonds and investment funds that invest in U.S. treasury or agency securities.  As of June 30, 2009 the Company had classified the marketable securities as available for sale and the Company reports these securities at fair value, based on quoted market prices (Level 1 as defined by FAS 157 as discussed later in Note 1), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.  Amortization of unearned discounts is included in interest income.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), a development project, an office building that is subject to loans made by the Company, and 55 low income housing units.  Total DownREIT units outstanding were 1,137,623 and 1,148,510 as of June 30, 2009 and December 31, 2008 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $70.8 million and $88.1 million, as of June 30, 2009 and December 31, 2008, respectively.  The Company consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The consolidated total assets and liabilities related to these variable interest entities (“VIEs”), net of intercompany eliminations, were approximately $281.8 million and $170.0 million, respectively, as of June 30, 2009 and $256.0 million and $169.1 million, respectively, as of December 31, 2008.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of June 30, 2009 and December 31, 2008, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

Stock-based compensation expense for options and restricted stock totaled $0.2 million for the three months ended June 30, 2009 and 2008, and $0.5 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.  The intrinsic value of the stock options exercised during the three months ended June 30, 2008 totaled $2.1 million and none for 2009, and $0.4 million and $2.7 million for the six months ended June 30, 2009 and 2008 respectively.  As of June 30, 2009, the intrinsic value of the stock options outstanding and fully vested totaled $1.1 million.  As of June 30, 2009, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $3.0 million.  The cost is expected to be recognized over a weighted-average period of 2 to 5 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z Units totaled $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $0.8 million for the six months ended June 20, 2009 and 2008.

Stock-based compensation capitalized for stock options, restricted stock awards, and the Z Units totaled $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, the intrinsic value of the Z Units subject to future vesting totaled $7.3 million.  As of June 30, 2009, total unrecognized compensation cost related to Z Units subject to future vesting granted under the Z Units totaled $5.4 million.  The unamortized cost is expected to be recognized over the next 2 to 10 years subject to the achievement of the stated performance criteria.

Stock-based compensation expense for the Outperformance Plan, (the “OPP”) adopted in December 2007 totaled approximately $0.3 million for three months ended June 30, 2009 and 2008, respectively and $0.6 million for the six months ended June 30, 2009 and 2008.  Total unrecognized compensation cost less an estimate for forfeitures related to the OPP totaled $3.5 million and $4.1 million as of June 30, 2009 and December 31, 2008, respectively.  The unamortized cost is recognized over the expected service period of five years for senior officers and three years for non-employee directors.

Fair Value of Financial Instruments

The Company adopted SFAS 157, “Fair Value Measurements” as of January 1, 2008, which provides guidance on using fair value to measure assets and liabilities.  The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in SFAS 157.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.

The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds.  The Company uses Level 2 inputs for its investments in unsecured bonds, notes receivable, notes payable, and cash flow hedges.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology under SFAS 157 for cash flow hedges is described in more detail in note 8.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Management believes that the carrying amounts of its variable rate mortgage notes payable, amounts outstanding under lines of credit, notes receivable and other receivables from related parties, and notes and other receivables approximate fair value as of June 30, 2009 and December 31, 2008, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.42 billion of fixed debt at June 30, 2009 is approximately $1.42 billion and the fair value of the Company’s $239.9 million of variable rate debt at June 30, 2009 is $263.1 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of June 30, 2009 due to the short-term maturity of these instruments.  Marketable securities and cash flow hedge liabilities are carried at fair value as of June 30, 2009, as discussed further above and in Note 8.

Index

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

New Accounting Pronouncements and the Resulting Restatements of Previously Reported Amounts

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008.  As summarized in the table below, the accompanying 2008 condensed consolidated financial statements have been restated to record the impact of adoption of FAS 160.

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

On January 1, 2009, the Company retrospectively adopted APB 14-1 for the Bonds.  The Company estimated that the market interest rate for the debt only portion of the Bonds as of the date of issuance was 5.75%, compared to the coupon rate of 3.625%.  The Company computed the estimated fair value of the debt portion of the Bonds as the present value of the expected cash flows discounted at 5.75%.  The difference between the fair value of the debt portion of the Bonds and the carrying value as previously reported was added to additional paid in capital as of the date of issuance.  The discount on the debt is amortized over the period from issuance to the date of the first call option by the holders of the Bonds which occurs in November 2010 resulting in non-cash interest expense in addition to the interest expense calculated based on the coupon rate.  This resulted in non-cash interest charges of $0.5 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively, and $1.1 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively.  APB 14-1 requires that the fair value of the debt portion of any bonds that are retired early be estimated to calculate the gain on retirement.   The difference between the estimated fair value of the debt portion of the Bonds and the APB 14-1 carrying value of the debt portion of the Bonds is recorded as gain on early retirement of debt and  additional paid in capital is reduced to reflect the remaining portion of the total amount paid to retire the Bonds.

Index

The following is a summary of the impact to the December 31, 2008 consolidated balance sheet and the three and six months ended June 30, 2008 consolidated statement of operations from amounts previously reported to amounts included in the accompanying condensed consolidated financial statements as a result of the retrospective adoption of FAS 160 and APB 14-1 (in thousands except per share amounts):

	As reported			Restated
	December 31,			December 31,
	2008	FAS 160	APB 14-1	2008
Selected balance sheet data:
Exchangeable bonds	$171,716	$-	$(6,259)	$165,457
Minority interests	234,821	(233,771)	(1,050)	-
Additional paid-in-capital	1,026,036	-	17,948	1,043,984
Distributions in excess of accumulated earnings	(130,697)	-	(10,639)	(141,336)
Noncontrolling interest	-	233,771	-	233,771

	Three Months Ended June 30,
	As reported			Restated
Selected statement of operations data:	2008 (1)	FAS 160	APB 14-1	2008
Interest expense	$19,729	-	1,028	$20,757
Noncontrolling interest	5,346	-	(84)	5,262
Earnings per diluted share	0.38		(0.03)	0.35

	Six Months Ended June 30,
	As reported			Restated
Selected statement of operations data:	2008 (1)	FAS 160	APB 14-1	2008
Interest expense	$39,859	-	2,036	$41,895
Noncontrolling interest	11,189	-	(168)	11,021
Earnings per diluted share	1.01		(0.07)	0.94

(1)	As reported balances are adjusted for discontinued operations

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”).  FAS141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this standard on January 1, 2009 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows as it relates only to business combinations for the Company that take place on or after January 1, 2009.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R), which amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the impact FAS 167 will have on the Company’s condensed consolidated financial statements.

Index

(2)  Significant Transactions

(a)  Dispositions

During the second quarter, the Company sold Mountain View Apartments, a 106-unit community located in Camarillo, California for $14.0 million and recognized a gain of $0.8 million.

(b) Equity

During the second quarter, the Company issued 1,145,450 shares of common stock at an average price of $67.21 for $75.8 million, net of fees and commissions through the Company’s Controlled Equity Offering Program.

(c) Debt and Financing Activities

The Company, during the second quarter, obtained fixed rate mortgage loans totaling $54.2 million, including the following:

•	$35.0 million secured by Highlands at Wynhaven, at a fixed rate of 5.4% which matures in June 2019.
•	$19.2 million secured by Wilshire Promenade, at a fixed rate of 5.4% which matures in June 2019.

Additionally, during the second quarter, the Company paid-off $21.0 million in loans secured by Huntington Breakers including a $4.4 million mortgage loan at a fixed rate of 7.7% and variable rate demand notes totaling $16.0 million.

(d) Marketable Securities

During the second quarter, with funds generated from the issuance of common stock and new mortgage loans the Company purchased $81.9 million of investment-grade unsecured bonds.  As of June 30, 2009, the Company owns $105.9 million in investment-grade unsecured bonds with an average maturity of 3.8 years and an average yield of 10.3%.  In total, the Company owned $115.4 million in marketable securities as of June 30, 2009.

(3) Co-investments

The Company has joint venture investments in co-investments, which are accounted for under the equity method.  The joint ventures own, operate and develop apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	June 30,	December 31,
	2009	2008

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$70,294	$70,469
Development joint venture	-	5,377
	70,294	75,846
Investments accounted for under the cost method of accounting:
Series A Preferred Stock interest in Multifamily Technology Solutions, Inc..	500	500
Total co-investments	$70,794	$76,346

During 2006, the Company made a contribution to a development with a joint venture partner totaling $3.4 million, and over the past three years the Company made additional contributions and capitalized costs to this joint venture totaling $2.4 million for a total investment of $5.8 million.  This joint venture was to obtain entitlements and make option payments towards the purchase of land parcels in Marina del Rey, California for a proposed development project.  During the first quarter of 2009, the Company wrote-off its investment in the joint venture development project of $5.8 million, and the write-off of these costs is included in the accompanying consolidated condensed statements of operations.

Index

The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	June 30,	December 31,
	2009	2008
Balance sheets:
Rental properties and real estate under development	$502,967	$526,906
Other assets	36,359	40,877

Total assets	$539,326	$567,783

Mortgage notes and construction payable	$313,413	$308,853
Other liabilities	9,033	8,481
Partners' equity	216,880	250,449

Total liabilities and partners' equity	$539,326	$567,783

Company's share of equity	$70,294	$75,846

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Statements of operations:
Property revenues	$11,708	$11,329	$23,538	$22,326
Property operating expenses	(4,665)	(4,428)	(8,817)	(8,615)
Net property operating income	7,043	6,901	14,721	13,711
Interest expense	(2,653)	(2,623)	(4,846)	(5,329)
Depreciation and amortization	(3,769)	(3,646)	(7,381)	(6,671)

Total net income	$621	$632	$2,494	$1,711

Company's share of operating net income	158	360	696	672
Company's preferred interest/gain - Mt. Vista	-	-	-	6,318
Company's share of net income	$158	$360	$696	$6,990

In January 2008, the Company received $7.5 million and recognized $6.3 million of preferred interest in the joint venture which is included in equity income in co-investments from the repayment of its investment in Mountain Vista Apartments, LLC.

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008

Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2010	$6,783	$7,325
Note receivable, secured, bearing interest at 8.0%, due November 2010	971	965
Note receivable, secured, bearing interest at LIBOR + 2.95%, due December 2010	12,527	14,043
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,344	7,294
Note receivable, secured, bearing interest at 6.5%, due August 2011	4,070	4,070
Non-performing note receivable, secured	13,448	13,448
Other receivables	3,592	1,192
Allowance for loan losses	(1,100)	(700)
	$47,635	$47,637

Index

In September 2007, the Company originated a loan to the owners of an apartment community under development in Vancouver, Washington, with a maturity date of February 2009.  The proceeds from the loan refinanced the property and provided funding for the completion of the 146-unit apartment community.  In July 2008, the Company ceased recording interest income and issued a notice of monetary default to the borrower, and the borrower filed for bankruptcy.  During the fourth quarter of 2008, the Company recorded a loan loss reserve in the amount of $0.7 million on this non-performing note receivable.  During the second quarter 2009, the property was under contract to be sold to a third-party and as a result the expected net proceeds to be generated from sale caused the Company to record an additional loan loss reserve in the amount of $0.4 million.

In the second quarter of 2009, the borrower on the loan secured by Emeryville Marketplace, a mixed use commercial property located in Emeryville, California made a principal payment of $0.5 million to pay down the loan to $6.8 million and the Company extended the maturity of the loan until June 2010.  In the first quarter of 2009, the borrower on the bridge loan secured by 301 Ocean Avenue a 47-unit apartment community located in Santa Monica, California made a principal payment of $1.6 million to pay down the loan to $12.5 million and the Company extended the maturity of the loan until December 2010.

(5) Related Party Transactions

Management and other fees from affiliates includes management, development and redevelopment fees from Fund II of $1.2 million and $1.4 million for the three months ended June 30, 2009 and 2008 respectively, and $2.4 million and $2.7 million for the six months ended June 30, 2009 and 2008 respectively.  As discussed in Note 3, in January 2008, the Company received $7.5 million from an investment held in an affiliate of TMMC and recognized $6.3 million of preferred income which is included in equity income from co-investments.

(6) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its apartment communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are properties classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties which are primarily office buildings.  Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenues:
Southern California	$51,844	$51,987
Northern California	30,517	29,637
Seattle Metro	18,466	17,157
Other real estate assets	1,834	1,338
Total property revenues	$102,661	$100,119

Net operating income:
Southern California	$35,054	$36,018
Northern California	20,381	18,977
Seattle Metro	11,866	11,435
Other real estate assets	1,388	728
Total net operating income	68,689	67,158

Depreciation and amortization	(28,993)	(27,564)
Interest expense	(21,509)	(20,757)
General and administrative	(5,852)	(6,512)
Management and other fees from affiliates	1,156	1,428
Interest and other income	3,011	2,433
Equity income from co-investments	158	360
Income before discontinued operations	$16,660	$16,546

Index

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Revenues:
Southern California	$104,308	$103,418
Northern California	61,379	58,266
Seattle Metro	37,584	34,087
Other real estate assets	3,647	2,650
Total property revenues	$206,918	$198,421

Net operating income:
Southern California	$71,001	$71,436
Northern California	41,779	38,025
Seattle Metro	24,552	22,810
Other real estate assets	2,373	1,568
Total net operating income	139,705	133,839

Depreciation and amortization	(58,049)	(54,220)
Interest expense	(41,713)	(41,895)
General and administrative	(12,084)	(13,137)
Write-off of development joint venture	(5,752)	-
Management and other fees from affiliates	2,354	2,655
Gain on early retirement of debt	6,124	-
Interest and other income	6,296	5,201
Equity income from co-investments	696	6,990
Income before discontinued operations	$37,577	$39,433

	June 30,	December 31,
	2009	2008
Assets:
Southern California	$1,236,330	$1,291,850
Northern California	934,509	850,170
Seattle Metro	426,766	431,041
Other real estate assets	80,828	66,701
Net reportable operating segments - real estate assets	2,678,433	2,639,762
Real estate under development	212,638	272,273
Cash and cash equivalents	79,826	54,719
Marketable securities	115,432	23,886
Funds held by 1031 exchange facilitator	-	21,424
Notes and other receivables	47,635	47,637
Other non-segment assets	105,017	105,122
Total assets	$3,238,981	$3,164,823

Index

(7)  Net Income Per Common Share
       (Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$10,681	26,831	$0.40	$8,940	24,769	$0.36
Income (loss) from discontinued operations available to common stockholders	734	26,831	0.03	(195)	24,769	(0.01)
	11,415		$0.43	8,745		$0.35

Effect of Dilutive Securities (1)	-	22		-	385

Diluted:
Income from continuing operations available to common stockholders (1)	$10,681	26,853	$0.40	$8,940	25,154	$0.36
Income (loss) from discontinued operations available to common stockholders	734	26,853	0.03	(195)	25,154	(0.01)
	$11,415		$0.43	$8,745		$0.35

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income before discontinued operations available to common stockholders	$50,694	26,530	$1.91	$23,739	24,758	$0.96
Income (loss) from discontinued operations available to common stockholders	2,986	26,530	0.11	(214)	24,758	(0.01)
	53,680		$2.02	23,525		$0.95

Effect of Dilutive Securities (1)(2)	-	2,470		-	274

Diluted:
Income before discontinued operations available to common stockholders	$53,599	29,000	$1.85	$23,739	25,032	$0.95
Income (loss) from discontinued operations available to common stockholders	3,214	29,000	0.11	(214)	25,032	(0.01)
	$56,813		$1.96	$23,525		$0.94

(1)
Weighted convertible limited partnership units of 2,161,351 and 2,219,186 for the three months ended June 30, 2009 and 2008, respectively, and vested Series Z incentive units of 288,651 and 250,927 for the three months ended June 30, 2009 and 2008, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  Weighted convertible limited partnership units of 2,161,656 and vested Series Z incentive units of 285,734 for the six months ended June 30, 2009 were included in the determination of diluted EPS.  Weighted convertible limited partnership units of 2,245,241 and vested Series Z incentive units of 250,305 for the six months ended June 30, 2008 were not included in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

The holders of the exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at the Company’s option, a portion of the notes may be exchanged for Essex common stock; the original exchange rate was $103.25 per share of Essex common stock.  During the three and six months ended June 30, 2009 and 2008 the weighted average common stock price did not exceed the strike price (which was $101.54 as of June 30, 2008) and therefore common stock issuable upon exchange of the exchangeable notes was not included in the diluted share count as the effect was anti-dilutive.

Index

Stock options of 263,721 and 53,579 for the three months ended June 30, 2009 and 2008, respectively, and 265,685 and 76,737 for the six months ended June 30, 2009 and 2008, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three months ended and, therefore, were anti-dilutive.  Stock options of 22,386 and 131,549 for the three months ended June 30, 2009 and 2008, respectively, and 22,937 and 137,848 were included in the determination of diluted EPS.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the three and six months ended June 30, 2009 and 2008, respectively, as the effect was anti-dilutive.

(2)
For the six months ended June 30, 2009, net income allocated to convertible limited partnership units and vested Series Z units aggregating $3.2 million has been added to income available to common stock holders for the calculation of net income per common share since these units are included in the diluted weighted average common shares for this period.

(8)  Derivative Instruments and Hedging Activities

Currently, the Company uses interest rate swaps and interest rate cap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

As of June 30, 2009 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from October 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $183.4 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $220.1 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $31.4 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.4 million.  The overall fair value of the derivatives changed by $42.1 million during the six months ended June 30, 2009 to a net liability of $31.0 million as of June 30, 2009, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended June 30, 2009 and 2008.

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

During the second quarter, the Company sold Mountain View Apartments, a 106-unit community located in Camarillo, California for $14.0 million resulting in a $0.8 million gain.

In the first quarter of 2009, the Company sold Carlton Heights Villas, a 70-unit property located in Santee, California for $6.9 million resulting in a $1.6 million gain and Grand Regency, a 60-unit property in Escondido, California, for $5.0 million resulting in a $0.9 million gain.

Index

In the fourth quarter of 2008, the Company sold Coral Gardens, a 200-unit property located in El Cajon, California for $19.8 million, and in the third quarter of 2008, the Company sold Cardiff by the Sea Apartments, located in Cardiff, California for $71.0 million and St. Cloud Apartments, located in Houston, Texas for $8.8 million.  The operations for these sold communities are included in discontinued operations for the three and six months ended June 30, 2008.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Rental revenues	$400	$3,247	$982	$6,422
Property operating expenses	(154)	(1,590)	(391)	(2,949)
Interest expense	-	(767)	-	(1,542)
Depreciation and amortization	(80)	(1,118)	(228)	(2,197)
Income (loss) from real estate sold	166	(228)	363	(266)
Gain on sale	766	-	3,238	-
Internal disposition costs (1)	(140)	-	(387)	-

Income (loss) from discontinued operations	$792	$(228)	$3,214	$(266)

(1)  Internal disposition costs relate to a disposition incentive program established to pay incremental bonuses for the sale of certain of the Company's communities that are part of the program.

(10)  Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 10-Q for the quarter ended June 30, 2009.

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

As of June 30, 2009, we had ownership interests in 133 apartment communities, comprising 27,143 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2009, we also had ownership interests in five office and commercial buildings (with approximately 215,840 square feet).

As of June 30, 2009, our consolidated development pipeline, excluding development projects owned by Fund II, was comprised of three development projects, three predevelopment projects and four land parcels held for future development aggregating 1,959 units, with total incurred costs of $212.6 million.  The estimated remaining project costs of active development projects were $101.9 million for total estimated active development project costs of $189.3 million.

Index

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2009		As of June 30, 2008
	Apartment Units	%	Apartment Units	%
Southern California	12,264	50%	12,725	53%
Northern California	6,695	28%	6,361	26%
Seattle Metro	5,338	22%	5,005	21%
Total	24,297	100%	24,091	100%

Co-investments including Fund II communities and communities included in discontinued operations are not included in the table above for both years presented above.

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Our average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended June 30, 2009 and 2008) increased 40 basis points to 96.8% as of June 30, 2009 from 96.4% as of June 30, 2008.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended June 30, 2009 and 2008 is as follows:

	Three months ended
	June 30,
	2009	2008
Southern California	96.3%	95.9%
Northern California	97.6%	97.4%
Seattle Metro	96.8%	96.4%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2009	2008	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	55	$45,952	$47,393	$(1,441)	(3.0	) %
Northern California	24	26,399	26,417	(18)	(0.1)
Seattle Metro	24	15,093	15,234	(141)	(0.9)
Total Quarterly Same-Property revenues	103	87,444	89,044	(1,600)	(1.8)
Quarterly Non-Same Property Revenues (1)		15,217	11,075	4,142	37.4
Total property revenues		$102,661	$100,119	$2,542	2.5%

(1) Includes two communities acquired after January 1, 2008, eight redevelopment communities, two development communities, and three commercial buildings.

Quarterly Same-Property Revenues decreased by $1.6 million or 1.8% to $87.4 million in the second quarter of 2009 from $89.0 million in the second quarter of 2008.  The decrease was primarily attributable to a decrease in scheduled rents of $2.2 million or a decrease of 2.5% for the Quarterly Same-Property portfolio from an average rental rate of $1,399 per unit in the second quarter of 2008 to $1,364 per unit in the second quarter of 2009.  Schedule rents decreased in all regions including a decrease in scheduled rents of 3.6% in Southern California, a decrease of 2.2% in the Seattle Metro area, and a slight decrease of 0.6% in Northern California.  The decrease in scheduled rents was partially offset by an increase of occupancy of 40 basis points or $0.4 million, from 96.4% for the second quarter of 2008 to 96.8% for the second quarter of 2009, Ratio utility billing system (“RUBS”) income increased $0.2 million, and other income, rent concessions and bad debt expense were consistent between quarters.  The Company expects that total Quarterly Same-Property revenues will continue to decrease in the third quarter of 2009 from the same period in 2008, due to an expected decrease in scheduled rents compared to the same period in 2008.

Index

Quarterly Non-Same Property Revenues increased by $4.1 million or 37.4% to $15.2 million in the second quarter of 2009 from $11.1 million in the second quarter of 2008.  The increase was primarily due to two new communities acquired since January 1, 2008, two development communities in lease-up and eight communities that are in redevelopment and classified in non-same property results.

Real estate taxes increased $0.9 million or 11.6% for the quarter over 2008, primarily due to the acquisition of two new properties, the completion of two development properties and increases in real estate taxes in the Seattle Metro area.

Depreciation expense increased by $1.4 million or 5.2% for the second quarter of 2009 compared to the second quarter of 2008, due to the acquisition of two new communities, the completion of two development properties, and the capitalization of approximately $23.0 million in additions to rental properties for the six months ended June 30, 2009 and approximately $88.0 million of additions to rental properties, including $55.5 million spent on redevelopment and revenue generating capital expenditures during 2008.

General and administrative expense decreased $0.7 million or 10.1% for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, primarily due to a workforce reduction of corporate employees in the fourth quarter of 2008.

Interest and other income increased by $0.6 million for the six months ended June 30, 2009 due to an increase in investment and interest income of approximately $2.2 million generated primarily from the $112.9 million increase in the balance of marketable securities since June 30, 2008, and that increase was partially offset by a $1.5 million decrease in lease income due to the sale of the Company’s remaining RV parks in 2008, the lease for the Cadence campus expired in January 2009, and a decrease of structured finance income of $0.1 million for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.

Income from discontinued operations for the second quarter of 2009 includes operating results of the apartment community Mountain View which was sold during the quarter for a gain of $0.8 million.  Discontinued operations for the second quarter of 2008 includes the operating results for Mountain View, as well as Carlton Heights and Grand Regency which were sold in the first quarter of 2009 and Cardiff by the Sea, St. Cloud and Coral Gardens, which were sold in the third and fourth quarters of 2008.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Our average financial occupancies for the Company’s stabilized apartment communities or “2009/2008 Same-Properties” (stabilized properties consolidated by the Company for the six months ended June 30, 2009 and 2008) increased 80 basis points to 96.9% for the six months ended June 30, 2009 from 96.1% for the six months ended June 30, 2008.  The regional breakdown of the Company’s 2009/2008 Same-Property portfolio for financial occupancy for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended
	June 30,
	2009	2008
Southern California	96.4%	95.5%
Northern California	97.6%	97.1%
Seattle Metro	97.1%	96.6%

Index

The following table illustrates a breakdown of revenue amounts, including revenues attributable to 2009/2008 Same-Properties.

		Six Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2009	2008	Change	Change
Property Revenues (dollars in thousands)
2009/2008 Same-Properties:
Southern California	55	$92,830	$94,384	$(1,554)	(1.6	) %
Northern California	24	53,410	52,143	1,267	2.4
Seattle Metro	24	30,747	30,287	460	1.5
Total 2009/2008 Same-Property revenues	103	176,987	176,814	173	0.1
2009/2008 Non-Same Property Revenues (1)		29,931	21,607	8,324	38.5
Total property revenues		$206,918	$198,421	$8,497	4.3%

(1) Includes properties acquired after January 1, 2008, eight redevelopment communities, two development communities, and three commercial buildings.

2009/2008 Same-Property Revenues increased by $0.2 million or 0.1% to $177.0 million for the six months ended June 30, 2008 compared to $176.8 million for the six months ended June 30, 2008.  Scheduled rents decreased by 1.8% or $2.2 million for the six months ended June 30, 2009 from an average rental rate of $1,395 for the six months ended June 30, 2008 compared to $1,378 for the six months ended June 30, 2009.  Although scheduled rents increased 1.1% in Northern California and increased slightly by 0.1% in the Seattle Metro area, these increases were more than offset by a 2.9% reduction in schedule rents in Southern California.  2009/2008 Same-Property revenues increased $0.2 million even through there was a decrease in schedule rents due to an increase in occupancy increased for the six months ended June 30, 2008 by 80 basis points or $1.4 million, RUBS income increased $0.6 million and other income increased $0.3 million.  Bad debt expense and rent concessions were consistent between periods.  The Company expects that total Same-Property revenues will decrease in the nine months ended September 30, 2009 from the same period in 2008, due to an expected decrease in scheduled rents compared to the same period in 2008.

2009/2008 Non-Same Property Revenues increased by $8.3 million or 38.5% to $29.9 million for the six months ended June 30, 2008 from $21.6 million for the six months ended June 30, 2008.  The increase was primarily due to two new communities acquired since January 1, 2008, two development communities in lease and eight communities that are in redevelopment and classified in non-same property results.

Real estate taxes increased $2.0 million or 12.0% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to the acquisition of two new properties, the completion of two development properties and increases in real estate taxes in the Seattle Metro area.

Depreciation expense increased by $3.8 million or 7.1% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due to the acquisition of two new communities, the completion of two development properties, and the capitalization of approximately $23.5 million in additions to rental properties for the six months ended June 30, 2009 and approximately $88.0 million of additions to rental properties, including $55.5 million spent on redevelopment and revenue generating capital expenditures during 2008.

General and administrative expense decreased $1.1 million or 8.0% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a workforce reduction of corporate employees in the fourth quarter of 2008.

Write-off of investment in development joint venture of $5.8 million for the six months ended June 30, 2009 related to the write-off of the Company’s investment in a predevelopment joint venture project in Southern California.

Gain on early retirement of debt was $6.1 million for the six months ended June 30, 2009 compared to $0 for the six month ended June 30, 2008, due to the repurchase of $71.3 million of 3.625% exchangeable bonds at a discount to par value.

Equity income in co-investments decreased by $6.3 million for the six months ended June 30, 2009 due primarily to the repayment of the Company’s remaining investment in the Mountain Vista, LLC joint venture for the six months ended June 30, 2008.  The Company recognized $6.3 million of preferred income resulting from the final repayment of the investment for the six months ended June 30, 2008.

Index

Interest and other income increased by $1.1 million for the six months ended June 30, 2009 due to a variety factors including an increase in investment and interest income of approximately $2.7 million generated primarily from the $112.9 million increase in the balance of marketable securities since June 30, 2008, a $1.0 million gain generated from the sale of marketable securities, $0.6 million generated from TRS activities.  Those increases in income were partially offset by a $2.9 million decrease in lease income due to the sale of the Company’s remaining RV parks in 2008, the lease for the Cadence campus expiring in January 2009, and a decrease of structured finance income of $0.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Income from discontinued operations for the six months ended June 30, 2009 includes operating results of the apartment communities sold in 2009 including Mountain View which was sold for a gain of $0.8 million, and Carlton Heights and Grand Regency which sold for a combined gain of $2.5 million.  Discontinued operations for the six months ended June 30, 2008 includes the operating results for the three communities sold in 2009 as well as Cardiff by the Sea, St. Cloud and Coral Gardens, which were sold in the third and fourth quarters of 2008.

Liquidity and Capital Resources

In the second quarter of 2009, Standard and Poor's (“S&P”) reaffirmed its corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P.

At June 30, 2009, the Company had $65.4 million of unrestricted cash and cash equivalents and $115.4 million in marketable securities held available for sale.  We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate and marketable securities held available for sale are sufficient to meet all of our reasonably anticipated cash needs during 2009.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has a $200.0 million unsecured line of credit and, as of June 30, 2009, there was $25.0 million outstanding balance on the line at an average interest rate of 2.6%. This facility matures in March 2010. The underlying interest rate on this line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 0.8%.  We also have a $150.0 million credit facility from Freddie Mac, which is expandable to $250.0 million at any time until the fourth quarter of 2010 and the credit facility matures in December 2013.  This line is secured by ten apartment communities.  As of June 30, 2009, we had $140.0 million outstanding under this line of credit at an average interest rate of 1.8%. The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  The Company’s line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.  The Company was in compliance with the line of credit covenants as of June 30, 2009 and December 31, 2008.

The Company may from time to time sell shares of common stock into the existing trading market at current market prices as well as through negotiated transactions under its Controlled Equity Offering (“CEO”) program with Cantor Fitzgerald & Co. (“Cantor”).  During the first quarter of 2009 and for the six months ended June 30, 2008, no shares were sold under CEO program.  In May 2009, the Company’s Board of Directors approved the sale of up to 7.5 million shares of common stock under the CEO program.  Pursuant to this approval, the Company entered in a sales agreement with Cantor on May 6, 2009, for the sale of up to 7.5 million shares pursuant to the CEO program.   During the second quarter of 2009, pursuant to the CEO program, the Company issued 1,145,450 shares of common stock at an average price of $67.21 for $75.8 million, net of fees and commissions.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200.0 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  In February 2009, the Company repurchased 350,000 shares of common stock for $20.3 million at an average price of $57.89 per share.  Since the inception of the stock repurchase plan, the Company has repurchased and retired 816,659 shares for $66.6 million at an average price of $81.56 per share, including commissions, as of June 30, 2009.  After the Series G Preferred Stock repurchases described below, the Company has authorization to repurchase an additional $101.0 million under the stock repurchase plan.

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

Index

During the first quarter of 2009, the Company repurchased $58.2 million of its Series G Preferred Stock at a discount to carrying value, and the excess of the carrying value over the cash paid to redeem the Series G Preferred Stock totaled $25.7 million.   As of June 30, 2009, the carrying value of the Series G Preferred Stock outstanding totaled $87.7 million.  The Company may continue to repurchase Series G Preferred Stock.

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

During the fourth quarter of 2008 the Company repurchased $53.3 million of these Bonds at a discount to par value, and during the first quarter of 2009, the Company repurchased an additional $71.3 million of these Bonds at a discount to par value and recognized a gain of $6.1 million on cash paid of $66.5 million.  As of June 30, 2009, the carrying value of the Bonds outstanding totaled $97.7 million.  The Company may continue to repurchase Bonds.

As of June 30, 2009, the Company’s mortgage notes payable totaled $1.6 billion which consisted of $1.3 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2010 to 2020 and $239.9 million of variable rate debt with a weighted average interest rate of 2.0%., which $220.1 million of the variable debt is tax-exempt variable rate demand notes.  The tax-exempt variable rate demand bonds have maturity dates ranging from 2020 to 2039, and $183.4 million are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

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

Derivative Activity

As of June 30, 2009 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from November 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $183.4 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $220.1 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $31.4 million.  The aggregate carrying value of the interest rate cap contracts was an asset of $0.4 million and the overall fair value of the derivatives increased $42.1 million during the six months ended June 30, 2009 to a net liability of $31.0 million as of June 30, 2009, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended June 30, 2009 and 2008.

Index

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of June 30, 2009, excluding development projects owned by Fund II, the Company had three development projects comprised of 466 units for an estimated cost of $189.3 million, of which $101.9 million remains to be expended.   The Company has approximately $55.1 million undrawn on a construction loan to fund the Joule Broadway development project with approximately $52.1 million in estimated costs to complete the project.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of June 30, 2009, the Company had three development communities aggregating 1,101 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at June 30, 2009 was $359.6 million, of which $258.5 million remains to be expended.   The Company may also from time to time acquire land for future development purposes.   The Company owned four land parcels held for future development aggregating 392 units as of June 30, 2009.  The Company had incurred $24.1 million in costs related to these four land parcels as of June 30, 2009.

The Company expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least a 7 to 9 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of June 30, 2009, the Company had nine redevelopment communities aggregating 2,631 apartment units with estimated redevelopment costs of $128.0 million, of which approximately $48.3 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of June 30, 2009, owned thirteen apartment communities and one development project.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at June 30, 2009, and the effect these obligations could have on our liquidity and cash flow in future periods:

(In thousands)	2009	2010 and 2011	2012 and 2013	Thereafter	Total
Mortgage notes payable	$14,849	$305,579	$222,394	$1,023,871	$1,566,693
Exchangeable bonds	-	97,730	-	-	97,730
Lines of credit	-	25,000	140,000	-	165,000
Interest on indebtedness	64,163	145,108	99,588	189,631	498,490
Development commitments	50,000	51,900	-	-	101,900
Redevelopment commitments	20,000	28,299	-	-	48,299
	$149,012	$653,616	$461,982	$1,213,502	$2,478,112

Index

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, beliefs as to our ability to meet our cash needs during 2009 and to provide for dividend payments in accordance with REIT requirements, as to the Quarterly Same-Property revenues in the third quarter of 2009, expectations as to the sources for funding the Company’s development pipeline and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed in Item 1A, “Risk Factors,” in Part II “Other Information” in this current report on Form 10-Q for the quarter ended June 30, 2009 and those discussed in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

Index

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

The following table sets forth the Company’s calculation of FFO for the three and six months ended June 30, 2009 and 2008 (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income available to common stockholders	$11,415	$8,745	$53,680	$23,525
Adjustments:
Depreciation and amortization	29,073	28,682	58,277	56,417
Gains not included in FFO, net of disposition costs (1)	(626)	-	(2,851)	-
Noncontrolling interest and co-investments (2)	2,141	1,808	4,703	4,151
Funds from operations	$42,003	$39,235	$113,809	$84,093
Funds from operations per share - diluted	$1.43	$1.42	$3.92	$3.05
Weighted average number shares outstanding diluted (3)	29,303,695	27,623,939	29,000,129	27,527,622

(1)
Internal disposition costs relate to a disposition incentive program established to pay incremental bonuses totaling $0.1 million and $0.4 million for the three and six months ended June 30, 2009 respectively, for the sale of certain of the Company's communities that are part of the program.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of June 30, 2009, we had entered into seven forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the future financings of  debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $183.4 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $220.1 million of tax exempt variable rate debt.  All derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of June 30, 2009.

Index

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of June 30, 2009.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2009.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$375,000	2010-2011	$(31,439)	$(17,799)	$(50,767)
Interest rate caps	183,359	2009-2013	420	691	253
Total cash flow hedges	$558,359	2009-2013	$(31,019)	$(17,108)	$(50,514)

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows.  Management has estimated that the fair value of the Company’s $1.42 billion of fixed debt at June 30, 2009 is approximately $1.42 billion and the fair value of the Company’s $239.9 million of variable rate debt at June 30, 2009 is $263.1 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.

For the Years Ended	2009	2010(1)	2011(2)	2012	2013	Thereafter	Total	Fair value

(In thousands)
Fixed rate debt	$-	248,917	149,449	31,532	190,861	803,746	$1,424,505	$1,416,311
Average interest rate	-	7.3%	6.3%	5.4%	5.8%	5.7%
Variable rate debt	$14,849	-	4,945	-	-	220,124 (3)	$239,918	$263,064
Average interest	2.1%	-	4.0%	-	-	2.5%

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

The table incorporates only those exposures that exist as of June 30, 2009; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies, would depend on the exposures that arise during the period.

Item 4: Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of June 30, 2009, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Index

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

Credit Markets

The current instability and tightening in the credit markets has led to an increase in spreads and pricing of secured and unsecured debt, and the effect of prolonged tightening in the credit markets could negatively impact the Company’s ability to make acquisitions, develop properties and refinance existing borrowings at acceptable rates or at all.

Item 4: Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting, held on May 5, 2009 in Oakland, California, the following votes of security holders occurred:

(a)
The following persons were duly elected by the stockholders of the Company as Class III directors of the Company, each for a three (3) year term (until 2012) and until their successors are elected and qualified:

(1)	George M. Marcus, 8,256,566 votes for and 15,004,083 votes withheld;

(2)	Gary P. Martin, 22,677,119 votes for and 483,530 votes withheld; and

(3)	Michael J. Schall, 22,759,873 votes for and 400,776 votes withheld; and

(b)
The stockholders ratified the appointment of KPMG LLP as the Company’s independent registered public accountants for the year ended December 31, 2009 by a vote of 23,080,860 for, 74,358 votes against and 5,429 votes abstaining.

Item 6: Exhibits

A.	Exhibits

10.1
Sixteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., filed as Exhibit 10.1 to Form 8-K, filed on April 8, 2009, and incorporated herein by reference.

10.2
Controlled Equity Offering Sales Agreement by and between Essex Property Trust, Inc. and Cantor Fitzgerald & Co., filed as Exhibit 10.3 to Form 10-Q, filed on May 6, 2009, and incorporated herein by reference.

10.3
Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of May 27, 2009, filed as Exhibit 10.1 to Form 8-K, filed on May 22, 2009, and incorporated herein by reference.

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

Date: August 6, 2009

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
Vice President, Chief Accounting Officer