Form 10-Q
period 2009-09-30
ESSEX PROPERTY TRUST INC
filed 2009-11-05
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  29,117,693 shares of Common Stock as of November 3, 2009.

ESSEX PROPERTY TRUST, INC.
FORM 10-Q
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Stockholders’ Equity, Noncontrolling Interest, and Comprehensive Income for the nine months ended September 30, 2009	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6	Exhibits	31

Signatures		31

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
Assets	2009	2008
Real estate:
Rental properties:
Land and land improvements	$682,599	$683,876
Buildings and improvements	2,701,148	2,595,912
	3,383,747	3,279,788
Less accumulated depreciation	(721,078)	(640,026)
	2,662,669	2,639,762
Real estate under development	222,976	272,273
Co-investments	70,763	76,346
	2,956,408	2,988,381
Cash and cash equivalents-unrestricted	81,942	41,909
Cash and cash equivalents-restricted	17,128	12,810
Marketable securities	131,349	23,886
Funds held by 1031 exchange facilitator	-	21,424
Notes and other receivables	45,762	47,637
Prepaid expenses and other assets	17,555	17,430
Deferred charges, net	14,878	11,346
Total assets	$3,265,022	$3,164,823
Liabilities and Equity
Mortgage notes payable	$1,608,570	$1,468,931
Lines of credit	150,000	120,000
Exchangeable bonds	98,220	165,457
Accounts payable and accrued liabilities	52,383	38,223
Construction payable	9,438	18,605
Dividends payable	33,269	32,124
Cash flow hedge liabilities	45,965	73,129
Other liabilities	16,393	16,444
Total liabilities	2,014,238	1,932,913
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value: 4.875% Series G - 5,980,000 issued and 238,249 and 5,980,000 outstanding	5,813	145,912
Stockholders' equity and noncontrolling interest:
Common stock, $.0001 par value, 649,702,178 shares authorized 28,344,510 and 26,395,807 shares issued and outstanding	3	3
Cumulative redeemable preferred stock; $.0001 par value:7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Additional paid-in capital	1,235,989	1,043,984
Distributions in excess of accumulated earnings	(199,600)	(141,336)
Accumulated other comprehensive (loss) income	(38,551)	(75,424)
Total stockholders' equity	1,022,841	852,227
Noncontrolling interest	222,130	233,771
Total stockholders' equity and noncontrolling interest	1,244,971	1,085,998
Total liabilities and equity	$3,265,022	$3,164,823

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental and other property	$100,823	$101,942	$307,525	$300,014
Management and other fees from affiliates	1,024	1,311	3,377	3,965
	101,847	103,253	310,902	303,979
Expenses:
Property operating, excluding real estate taxes	26,935	25,462	75,937	73,817
Real estate taxes	9,231	8,546	27,294	24,654
Depreciation and amortization	29,895	27,712	87,867	81,852
Interest	21,966	21,122	63,680	63,017
General and administrative	6,086	6,524	18,134	19,661
Impairment and other charges	11,104	-	16,893	-
	105,217	89,366	289,805	263,001

Earnings (loss) from operations	(3,370)	13,887	21,097	40,978

Interest and other income	3,471	2,841	9,521	8,042
Equity (loss) income in co-investments	(32)	335	664	7,325
Gain on early retirement of debt	-	-	6,124	-
Gain on sale of real estate	-	2,446	103	2,446
Income before discontinued operations	69	19,509	37,509	58,791
Income (loss) from discontinued operations	2,280	(243)	5,630	(360)
Net income	2,349	19,266	43,139	58,431
Net income attributable to noncontrolling interest	(3,588)	(5,535)	(12,984)	(16,555)
Net income (loss) attributable to controlling interest	(1,239)	13,731	30,155	41,876
Dividends to preferred stockholders	(902)	(2,310)	(4,312)	(6,931)
Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	23,880	-	49,575	-
Net income available to common stockholders	$21,739	$11,421	$75,418	$34,945

Per common share data:
Basic:
Income before discontinued operations available to common stockholders	$0.71	$0.46	$2.61	$1.42
Income (loss) from discontinued operations	0.08	(0.01)	0.19	(0.02)
Net income available to common stockholders	$0.79	$0.45	$2.80	$1.40
Weighted average number of common shares outstanding during the period	27,591,341	25,110,710	26,887,537	24,876,611

Diluted:
Income before discontinued operations available to common stockholders	$0.66	$0.46	$2.50	$1.40
Income (loss) from discontinued operations	0.08	(0.01)	0.19	(0.01)
Net income available to common stockholders	$0.74	$0.45	$2.69	$1.39
Weighted average number of common shares outstanding during the period	30,070,076	25,474,924	29,360,710	25,182,107

Dividend per common share	$1.03	$1.02	$3.09	$3.06

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity, Noncontrolling Interest, and
Comprehensive Income for the nine months ended September 30, 2009
(Unaudited)
(Dollars and shares in thousands)

	Series F Preferred stock Amount	Common stock		Additional paid-in capital	Distributions in excess of accumulated earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Total
		Shares	Amount
Balances at December 31, 2008 (as reported)	$25,000	26,396	$3	$1,026,036	$(130,697)	$(75,424)	$-	$844,918
Adoption of new accounting prouncements	-	-	-	17,948	(10,639)	-	233,771	241,080
Balances at December 31, 2008 (revised)	25,000	26,396	3	1,043,984	(141,336)	(75,424)	233,771	1,085,998
Comprehensive income:
Net income	-	-	-	-	30,155	-	12,984	43,139
Change in fair value of cash flow hedges and amortization of settlements of swaps	-	-	-	-	-	24,739	2,282	27,021
Change in fair value of marketable securities	-	-	-	-	-	12,134	1,078	13,212
Comprehensive income								83,372
Issuance of common stock under:
Stock option plans	-	22	-	704	-	-	-	704
Sale of common stock	-	2,277	-	159,987	-	-	-	159,987
Equity based compensation costs	-	-	-	6,471	-	-	(142)	6,329
Retirement of Series G preferred stock	-	-	-	49,575	-	-	-	49,575
Retirement of common stock	-	(350)	-	(20,271)	-	-	-	(20,271)
Retirement of exchangeable bonds	-	-	-	(4,461)	-	-	-	(4,461)
Distributions to noncontrolling interest	-	-	-	-	-	-	(16,782)	(16,782)
Dividends declared	-	-	-	-	(88,419)	-	-	(88,419)
Redemptions of noncontrolling interest	-	-	-	-	-	-	(11,061)	(11,061)
Balances at September 30, 2009	$25,000	28,345	$3	$1,235,989	$(199,600)	$(38,551)	$222,130	$1,244,971

See accompanying notes to the unaudited condensed consolidated financial statements

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$147,662	$143,048

Cash flows used in investing activities:
Additions to real estate:
Acquisitions of real estate	-	(87,533)
Improvements to recent acquisitions	(2,560)	(6,373)
Redevelopment expenditures	(20,345)	(28,652)
Revenue generating capital expenditures	(190)	(4,781)
Non-revenue generating capital expenditures	(14,989)	(18,987)
Additions to real estate under development	(68,763)	(92,497)
Dispositions of real estate	31,998	44,980
Changes in restricted cash and refundable deposits	17,702	(2,791)
Purchases of marketable securities	(106,444)	(62,522)
Sales and maturities of marketable securities	15,200	5,925
Proceeds from tax credit investor	3,762	-
Advances under notes and other receivables	(1,566)	(1,958)
Collections of notes and other receivables	2,960	5,980
Contributions to co-investments	(270)	(4,183)
Distributions from co-investments	-	9,423
Net cash used in investing activities	(143,505)	(243,969)

Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	304,563	565,096
Repayment of mortgage and other notes payable and lines of credit	(134,943)	(450,485)
Additions to deferred charges	(1,982)	(2,105)
Settlement of forward-starting swaps	-	(1,840)
Retirement of exchangeable bonds	(66,460)	-
Retirement of common stock	(20,271)	(13,723)
Retirement of preferred stock, Series G	(90,614)	-
Net proceeds from stock options exercised	704	4,841
Net proceeds from issuance of common stock	159,987	133,654
Distributions to noncontrolling interest	(16,782)	(18,128)
Redemption of noncontrolling interest	(11,061)	(12,304)
Common and preferred stock dividends paid	(87,265)	(80,637)
Net cash provided by financing activities	35,876	124,369

Net increase in cash and cash equivalents	40,033	23,448
Cash and cash equivalents at beginning of period	41,909	9,956
Cash and cash equivalents at end of period	$81,942	$33,404

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $8.4 million and $5.3 million capitalized in 2009 and 2008, respectively	$50,973	$46,929
Supplemental disclosure of noncash investing and financing activities:
Mortgage note assumed by buyer in connection with sale of property	$-	$42,200
Mortgage note issued to buyer in connection with sale of property	$-	$4,070
Property received in satisfaction of note receivable	$-	$1,500
Accrual of dividends	$33,269	$32,037
Change in value of cash flow hedge liabilities	$27,164	$6,923
Change in construction payable	$9,167	$14,724
Land contributed to consolidated joint venture	$-	$10,500
Transfer of assets from real estate under development to rental properties	$96,836	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company).  See below for a description of entities consolidated by the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 92% general partnership interest as of September 30, 2009.  Total Operating Partnership units outstanding were 2,449,317 and 2,413,078 as of September 30, 2009 and December 31, 2008, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $194.9 million and $185.2 million, as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, the Company owned or had ownership interests in 133 apartment communities, (aggregating 27,221 units) (collectively, the “Communities”, and individually, a “Community”), five office and commercial buildings and three active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company’s development, redevelopment and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of September 30, 2009, owned 14 apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Marketable Securities

As of September 30, 2009 marketable securities consisted primarily of investment-grade unsecured bonds and investment funds that invest in U.S. treasury or agency securities.  As of September 30, 2009 the Company had classified the marketable securities as available for sale and the Company reports these securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and level 1 for the investment funds, as defined by the Financial Accounting Standards Board ("FASB") standard entitled “Fair Value Measurements and Disclosures”  as discussed later in Note 1), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.  Amortization of unearned discounts is included in interest income.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), an office building that is subject to loans made by the Company, and 55 low income housing units since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  As of December 31, 2008 the consolidated VIEs include a development joint venture, which is no longer a VIE as of September 30, 2009 as a result of the Company’s buyout of almost all of the co-investment’s interests.  Total DownREIT units outstanding were 1,137,623 and 1,148,510 as of September 30, 2009 and December 31, 2008 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $90.5 million and $88.1 million, as of September 30, 2009 and December 31, 2008, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $237.0 million and $163.1 million, respectively, as of September 30, 2009 and $256.0 million and $169.1 million, respectively, as of December 31, 2008.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of September 30, 2009 and December 31, 2008, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

Stock-based compensation expense for options and restricted stock totaled $0.2 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The intrinsic value of the stock options exercised during the three months ended September 30, 2009 and 2008 totaled $0.1 million and $1.4 million, respectively and $0.5 million and $4.1 million for the nine months ended September 30, 2009 and 2008 respectively.  As of September 30, 2009, the intrinsic value of the stock options outstanding and fully vested totaled $3.3 million.  As of September 30, 2009, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $2.9 million.  The cost is expected to be recognized over a weighted-average period of 2 to 5 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z Units totaled $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Stock-based compensation capitalized for stock options, restricted stock awards, and the Z Units totaled $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, and $0.3 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the intrinsic value of the Z Units subject to future vesting totaled $8.7 million.  As of September 30, 2009, total unrecognized compensation cost related to Z Units subject to future vesting granted under the Z Units totaled $5.0 million.  The unamortized cost is expected to be recognized over the next 2 to 10 years subject to the achievement of the stated performance criteria.

Stock-based compensation expense for the Outperformance Plan, (the “OPP”) adopted in December 2007 totaled approximately $0.3 million for three months ended September 30, 2009 and 2008, respectively and $0.9 million for the nine months ended September 30, 2009 and 2008.  During September 2009, the Company elected to cancel the OPP for senior officers and non-employee directors and wrote-off $3.8 million in unamortized costs related to the OPP.

Fair Value of Financial Instruments

The Company adopted an accounting standard issued by the FASB entitled “Fair Value Measurements and Disclosures” as of January 1, 2008, which provides guidance on using fair value to measure assets and liabilities.  The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in this standard.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.

The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds.  The Company uses Level 2 inputs for its investments in unsecured bonds, notes receivable, notes payable, and cash flow hedges.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for cash flow hedges is described in more detail in Note 8.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Index

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and other receivables from related parties, and notes and other receivables approximate fair value as of September 30, 2009 and December 31, 2008, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.46 billion of fixed rate debt at September 30, 2009 is approximately $1.48 billion and the fair value of the Company’s $251.6 million of variable rate debt at September 30, 2009 is $228.5 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of September 30, 2009 due to the short-term maturity of these instruments.  Marketable securities and cash flow hedge liabilities are carried at fair value as of September 30, 2009, as discussed further above and in Note 8.

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

New Accounting Pronouncements and the Resulting Revision of Previously Reported Amounts

In July 2009, the FASB established a codification as the single source of authoritative nongovernmental US GAAP (except for SEC rules and interpretive releases) which is effective for interim and annual reporting periods ending after September 15, 2009 (the "Codification").  The Codification is intended to reorganize, rather than change, existing US GAAP.  However, all existing accounting standard documents are superseded by the Codification and all accounting literature excluded from the Codification became nonauthoritative upon the effective date in September 2009.  Accordingly, all references to currently existing US GAAP have been removed and have been replaced with references to the Codification or plain English explanations of our accounting policies.  The adoption of the Codification did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued a standard entitled “Noncontrolling Interests in Consolidated Financial Statements” which establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.   The standard is effective for fiscal years beginning on or after December 15, 2008.  As summarized in the table below, the accompanying 2008 condensed consolidated financial statements have been revised to record the impact of the adoption of  the standard.

In May 2008, the FASB issued FASB a standard entitled “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion,” which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.   This standard requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Accounting for the Company’s $225.0 million exchangeable bonds (the “Bonds”) with a coupon rate of 3.625% due November 2025, which were issued in the fourth quarter of 2005, was impacted by the standard.  During the fourth quarter of 2008, the Company repurchased $53.3 million of the Bonds, and during the first quarter of 2009 the Company repurchased an additional $71.3 million of the Bonds.

Index

On January 1, 2009, the Company retrospectively adopted the standard discussed above for the Bonds.  The Company estimated that the market interest rate for the debt only portion of the Bonds as of the date of issuance was 5.75%, compared to the coupon rate of 3.625%.  The Company computed the estimated fair value of the debt portion of the Bonds as the present value of the expected cash flows discounted at 5.75%.  The difference between the fair value of the debt portion of the Bonds and the carrying value as previously reported was added to additional paid in capital as of the date of issuance.  The discount on the debt is amortized over the period from issuance to the date of the first call option by the holders of the Bonds which occurs in November 2010 resulting in non-cash interest expense in addition to the interest expense calculated based on the coupon rate.  This resulted in non-cash interest charges of $0.5 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and $1.6 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively.  The standard requires that the fair value of the debt portion of any bonds that are retired early be estimated to calculate the gain on retirement.   The difference between the estimated fair value of the debt portion of the Bonds and the standard carrying value of the debt portion of the Bonds is recorded as gain on early retirement of debt and  additional paid in capital is reduced to reflect the remaining portion of the total amount paid to retire the Bonds.

The following is a summary of the impact to the December 31, 2008 consolidated balance sheet and the three and nine months ended September 30, 2008 consolidated statement of operations from amounts previously reported to amounts included in the accompanying condensed consolidated financial statements as a result of the retrospective adoption of the standards discussed above (in thousands except per share amounts):

	As reported December 31, 2008	Noncontrolling Interest Retrospective Adjustments	Bonds Retrospective Adjustment	Revised December 31, 2008
Selected balance sheet data:
Exchangeable bonds	$171,716	$-	$(6,259)	$165,457
Minority interests	234,821	(233,771)	(1,050)	-
Additional paid-in-capital	1,026,036	-	17,948	1,043,984
Distributions in excess of accumulated earnings	(130,697)	-	(10,639)	(141,336)
Noncontrolling interest	-	233,771	-	233,771

	Three Months Ended September 30,
Selected statement of operations data:	As reported 2008 (1)	Noncontrolling Interest Retrospective Adjustments	Bonds Retrospective Adjustment	Revised 2008
Interest expense	$20,085	-	1,037	$21,122
Noncontrolling interest	5,666	-	(131)	5,535
Earnings per diluted share	0.49	-	(0.04)	0.45

	Nine Months Ended September 30,
Selected statement of operations data:	As reported 2008 (1)	Noncontrolling Interest Retrospective Adjustments	Bonds Retrospective Adjustment	Revised 2008
Interest expense	$59,944	-	3,073	$63,017
Noncontrolling interest	16,929	-	(374)	16,555
Earnings per diluted share	1.50	-	(0.11)	1.39

(1)	As reported balances are adjusted for discontinued operations.

In June 2009, the FASB issued a standard entitled, “Business Combinations” which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this standard on January 1, 2009 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows as it relates only to business combinations for the Company that take place on or after January 1, 2009.

Index

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)”, which amends existing standards  to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  This Statement has not been incorporated into the FASB Accounting Standards Codification as of September 30, 2009.  The new standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the impact this standard will have on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued a standard entitled “Subsequent Events” which defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the standard, the requirements for disclosing subsequent events remain unchanged from the previous requirements. However, the standard contains an additional requirement that companies must disclose the date through which subsequent events have been evaluated and the rationale for selecting that date.  The Company has adopted the provisions of the standard  and has evaluated subsequent events for the period ended September 30, 2009 through November 4, 2009, the date the financial statements were issued.  There were no events or transactions subsequent to September 30, 2009 that required recognition or disclosure in the financial statements.

(2)  Significant Transactions During the Third Quarter

(a)  Dispositions

During the third quarter, the Company sold Spring Lake, a 69-unit community located in Seattle, Washington for $5.7 million and recognized a gain of $2.5 million.

(b) Equity

During the third quarter, the Company issued 1,130,800 shares of common stock at an average price of $75.56 for $84.2 million, net of fees and commissions through the Company’s Controlled Equity Offering Program.

During the third quarter, the Company repurchased $81.9 million of its Series G Cumulative Convertible Preferred Stock, at a $23.9 million discount to its carrying value.

 (c) Debt and Financing Activities

The Company obtained a fixed rate mortgage loan secured by Huntington Breakers totaling $40.5 million at a fixed rate of 5.4% which matures in October 2019, during the third quarter.  Additionally, the Company paid-off a $5.6 million mortgage loan secured by Mt. Sutro at a fixed rate of 7.7%.

(d) Outperformance Plan

During the third quarter, the Company elected to cancel the Outperformance Plan (the “OPP”) for senior officers and non-employee directors and wrote-off $3.8 million in unamortized costs related to the OPP.  The costs were included in impairment and other charges in the accompanying consolidated statement of operations.

(e) Land Impairment

The Company wrote-off development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company.  The costs were included in impairment and other charges in the accompanying consolidated statement of operations.

Index

(3) Co-investments

The Company has joint venture investments in co-investments, which are accounted for under the equity method.  The joint ventures own, operate and develop apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	September 30, 2009	December 31, 2008

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$70,263	$70,469
Development joint venture	-	5,377
	70,263	75,846
Investments accounted for under the cost method of accounting:
Series A Preferred Stock interest in Multifamily Technology Solutions, Inc	500	500
Total co-investments	$70,763	$76,346

During 2006, the Company made a contribution to a development with a joint venture partner totaling $3.4 million, and over the past three years the Company made additional contributions and capitalized costs to this joint venture totaling $2.4 million for a total investment of $5.8 million.  This joint venture was to obtain entitlements and make option payments towards the purchase of land parcels in Marina del Rey, California for a proposed development project.  During the first quarter of 2009, the Company wrote-off its investment in the joint venture development project of $5.8 million, and the write-off of these costs is included in other non-cash expenses in the accompanying consolidated condensed statements of operations. The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	September 30, 2009	December 31, 2008
Balance sheets:
Rental properties and real estate under development	$499,152	$526,906
Other assets	36,603	40,877

Total assets	$535,755	$567,783

Mortgage notes and construction payable	$316,524	$308,853
Other liabilities	9,433	8,481
Partners' equity	209,798	250,449

Total liabilities and partners' equity	$535,755	$567,783

Company's share of equity	$70,263	$75,846

`	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statements of operations:
Property revenues	$11,684	$11,906	$35,395	$34,232
Property operating expenses	(4,882)	(4,565)	(13,878)	(13,180)
Net property operating income	6,802	7,341	21,517	21,052
Interest expense	(2,878)	(2,876)	(7,723)	(8,205)
Depreciation and amortization	(4,066)	(3,308)	(11,447)	(9,979)

Total net (loss) income	$(142)	$1,157	$2,347	$2,868

Company's share of operating net (loss) income	(32)	335	664	1,007
Company's preferred interest/gain - Mt. Vista	-	-	-	6,318
Company's share of net (loss) income	$(32)	$335	$664	$7,325

Index

In January 2008, the Company received $7.5 million and recognized $6.3 million of preferred interest in the joint venture which is included in equity income in co-investments from the repayment of its investment in Mountain Vista Apartments, LLC.

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008

Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2010	$6,761	$7,325
Note receivable, secured, bearing interest at 8.0%, due November 2010	971	965
Note receivable, secured, bearing interest at LIBOR + 2.95%, due December 2010	12,541	14,043
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,358	7,294
Note receivable, secured, bearing interest at 6.5%, due August 2011	3,221	4,070
Non-performing note receivable, secured	13,448	13,448
Other receivables	3,182	1,192
Allowance for loan losses	(1,720)	(700)
	$45,762	$47,637

In September 2007, the Company originated a loan to the owners of an apartment community under development in Vancouver, Washington, with a maturity date of February 2009.  The proceeds from the loan refinanced the property and provided funding for the completion of the 146-unit apartment community.  In July 2008, the Company ceased recording interest income and issued a notice of monetary default to the borrower, and the borrower filed for bankruptcy.  During the fourth quarter of 2008, the Company recorded a loan loss reserve in the amount of $0.7 million with an additional reserve of $0.4 million recorded during the second quarter of 2009 on this non-performing note receivable.  The Company recorded an additional $0.6 million loan loss reserve during the third quarter of 2009.  In October the property was sold through the bankruptcy trustee and the loan was repaid at no additional loss to the Company.

In the second quarter of 2009, the borrower on the loan secured by Emeryville Marketplace, a mixed use commercial property located in Emeryville, California made a principal payment of $0.5 million to pay down the loan to $6.8 million and the Company extended the maturity of the loan until June 2010.  In the first quarter of 2009, the borrower on the bridge loan secured by 301 Ocean Avenue, a 47-unit apartment community located in Santa Monica, California, made a principal payment of $1.6 million to pay down the loan to $12.5 million and the Company extended the maturity of the loan until December 2010.

(5) Related Party Transactions

Management and other fees from affiliates includes management, development and redevelopment fees from Fund II of $1.0 million and $1.3 million for the three months ended September 30, 2009 and 2008 respectively, and $3.4 million and $4.0 million for the nine months ended September 30, 2009 and 2008 respectively.  As discussed in Note 3, in January 2008, the Company received $7.5 million from an investment held in an affiliate of TMMC and recognized $6.3 million of preferred income which is included in equity (loss) income from co-investments.

Index

(6) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its apartment communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are properties classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties which are primarily office buildings.  Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009	2008
Revenues:
Southern California	$51,265	$52,002
Northern California	30,145	30,516
Seattle Metro	17,550	18,085
Other real estate assets	1,863	1,339
Total property revenues	$100,823	$101,942

Net operating income:
Southern California	$33,733	$35,191
Northern California	19,263	19,740
Seattle Metro	10,583	11,833
Other real estate assets	1,078	1,170
Total net operating income	64,657	67,934

Depreciation and amortization	(29,895)	(27,712)
Interest expense	(21,966)	(21,122)
General and administrative	(6,086)	(6,524)
Impairment and other charges	(11,104)	-
Management and other fees from affiliates	1,024	1,311
Gain on sale of real estate	-	2,446
Interest and other income	3,471	2,841
Equity (loss) income from co-investments	(32)	335

Income before discontinued operations	$69	$19,509

Index

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Revenues:
Southern California	$155,716	$155,419
Northern California	91,523	88,783
Seattle Metro	54,774	51,822
Other real estate assets	5,512	3,990
Total property revenues	$307,525	$300,014

Net operating income:
Southern California	$104,876	$106,626
Northern California	61,040	57,765
Seattle Metro	34,923	34,412
Other real estate assets	3,455	2,740
Total net operating income	204,294	201,543

Depreciation and amortization	(87,867)	(81,852)
Interest expense	(63,680)	(63,017)
General and administrative	(18,134)	(19,661)
Impairment and other charges	(16,893)	-
Management and other fees from affiliates	3,377	3,965
Gain on early retirement of debt	6,124	-
Gain on sale of real estate	103	2,446
Interest and other income	9,521	8,042
Equity income from co-investments	664	7,325
Income before discontinued operations	$37,509	$58,791

	September 30, 2009	December 31, 2008
Assets:
Southern California	$1,228,809	$1,291,850
Northern California	927,708	850,170
Seattle Metro	423,736	431,041
Other real estate assets	82,416	66,701
Net reportable operating segments - real estate assets	2,662,669	2,639,762
Real estate under development	222,976	272,273
Cash and cash equivalents	99,070	54,719
Marketable securities	131,349	23,886
Funds held by 1031 exchange facilitator	-	21,424
Notes and other receivables	45,762	47,637
Other non-segment assets	103,196	105,122
Total assets	$3,265,022	$3,164,823

Index

(7)  Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

	Three Months Ended				Three Months Ended
	September 30, 2009				September 30, 2008
	Income	Weighted- average Common Shares	Per Common Share Amount		Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$19,700	27,591		$0.71	$11,625	25,111		$0.46
Income (loss) from discontinued operations available to common stockholders	2,039	27,591		0.08	(204)	25,111		(0.01)
	21,739			$0.79	11,421			$0.45

Effect of Dilutive Securities (1)(2)	506	2,479			-	364

Diluted:
Income from continuing operations available to common stockholders (1)	$19,700		$		$11,625		$
Add: noncontrolling interests OP unitholders	265				-
Adjusted income from continuing operations available to common stockholders (1)	19,965	30,070		0.66	11,625	25,475		0.46
Income (loss) from discontinued operations available to common stockholders	2,039				(204)
Add: noncontrolling interests OP unitholders	241				-
Adjusted income from discontinued operations available to common stockholders	2,280	30,070		0.08	(204)	25,475		(0.01)
	$22,245			$0.74	$11,421			$0.45

	Nine Months Ended				Nine Months Ended
	September 30, 2009				September 30, 2008
	Income	Weighted Average Common Shares	Per Common Share Amount		Income	Weighted Average Common Shares	Per Common Share Amount
Basic:
Income before discontinued operations available to common stockholders	$70,258	26,888		$2.61	$35,213	24,877		$1.42
Income (loss) from discontinued operations available to common stockholders	5,160	26,888		0.19	(268)	24,877		(0.02)
	75,418			$2.80	34,945			$1.40

Effect of Dilutive Securities (1)(2)	3,638	2,473			-	305

Diluted:
Income from continuing operations available to common stockholders (1)	$70,258		$		$35,213		$
Add: noncontrolling interests OP unitholders	3,168				-
Adjusted income from continuing operations available to common stockholders (1)	73,426	29,361		2.50	$35,213	25,182		1.40
Income (loss) from discontinued operations available to common stockholders	5,160				(268)
Add: noncontrolling interests OP unitholders	470				-
Adjusted income from discontinued operations available to common stockholders	5,630	29,361		0.19	(268)	25,182		(0.01)
	$79,056			$2.69	$34,945			$1.39

Index

(1)
Weighted convertible limited partnership units of 2,161,053 and 2,161,453 for the three and nine months ended September 30, 2009, respectively, and vested Series Z incentive units of 288,651 and 286,716 for the three and nine months ended September 30, 2009, respectively, were included in the determination of diluted EPS because they were dilutive.  Weighted convertible limited partnership units of 2,184,446 and 2,224,828 and vested Series Z incentive units of 250,927 and 250,514 for the three and nine months ended September 30, 2008, respectively, were excluded in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

The holders of the exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at the Company’s option, a portion of the notes may be exchanged for Essex common stock; the original exchange rate was $103.25 per share of Essex common stock.  During the three and nine months ended September 30, 2009 and 2008 the weighted average common stock price did not exceed the strike price (which was $101.30 as of September 30, 2009) and therefore common stock issuable upon exchange of the exchangeable notes was not included in the diluted share count as the effect was anti-dilutive.

Stock options of 243,313 and 28,250 for the three months ended September 30, 2009 and 2008, respectively, and 257,857 and 75,111 for the nine months ended September 30, 2009 and 2008, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three months ended and, therefore, were anti-dilutive.  Stock options of 29,031 and 119,530 for the three months ended September 30, 2009 and 2008, respectively, and 25,003 and 132,214 were included in the determination of diluted EPS for the nine months ended September, 30, 2009 and 2008, respectively.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the three and nine months ended September 30, 2009 and 2008, respectively, as the effect was anti-dilutive.

(2)
For the three and nine months ended September 30, 2009, net income allocated to convertible limited partnership units and vested Series Z units aggregating $0.5 million and $3.6 million, respectively, have been added to income available to common stock holders for the calculation of net income per common share since these units are excluded in the diluted weighted average common shares for these periods.

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

As of September 30, 2009 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from October 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had eleven interest rate cap contracts totaling a notional amount of $167.4 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $251.6 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $46.3 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.3 million.  The overall fair value of the derivatives changed by $27.2 million during the nine months ended September 30, 2009 to a net liability of $46.0 million as of September 30, 2009, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended September 30, 2009 and 2008.

Index

(9)  Discontinued Operations

In the normal course of business, the Company will receive offers for sale of its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  The Company classifies real estate as "held for sale" when all criteria under the FASB standard entitled, "Property, Plant, and Equipment" have been met.

During the third quarter of 2009, the Company sold Spring Lake, a 69-unit community located in Seattle, Washington for $5.7 million resulting in a $2.5 million gain.

During the second quarter of 2009, the Company sold Mountain View Apartments, a 106-unit community located in Camarillo, California for $14.0 million resulting in a $0.8 million gain.

In the first quarter of 2009, the Company sold Carlton Heights Villas, a 70-unit property located in Santee, California for $6.9 million resulting in a $1.6 million gain and Grand Regency, a 60-unit property in Escondido, California, for $5.0 million resulting in a $0.9 million gain.

In the fourth quarter of 2008, the Company sold Coral Gardens, a 200-unit property located in El Cajon, California for $19.8 million, and in the third quarter of 2008, the Company sold Cardiff by the Sea Apartments, located in Cardiff, California for $71.0 million and St. Cloud Apartments, located in Houston, Texas for $8.8 million.  The operations for these sold communities are included in discontinued operations for the three and nine months ended September 30, 2008.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Rental revenues	$64	$2,648	$1,406	$9,419
Property operating expenses	(21)	(1,523)	(561)	(4,592)
Interest expense	-	(545)	-	(2,087)
Depreciation and amortization	-	(869)	(306)	(3,146)
Income (loss) from real estate sold	43	(289)	539	(406)
Gain on sale	2,467	46	5,708	46
Internal disposition costs (1)	(230)	-	(617)	-

Income (loss) from discontinued operations	$2,280	$(243)	$5,630	$(360)

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 10-Q for the quarter ended September 30, 2009.

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

As of September 30, 2009, we had ownership interests in 133 apartment communities, comprising 27,221 apartment units.  Our apartment communities are located in the following major West Coast regions:

Index

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2009, we also had ownership interests in five office and commercial buildings (with approximately 215,840 square feet).

As of September 30, 2009, our consolidated development pipeline was comprised of three development projects, two predevelopment projects and four land parcels held for future development or sale aggregating 1,818 units, with total incurred costs of $223.0 million.  The estimated remaining project costs of active development projects were $85.0 million for total estimated active development project costs of $189.3 million.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2009		As of September 30, 2008
	Apartment Units	%	Apartment Units	%
Southern California	12,264	51%	12,225	51%
Northern California	6,695	28%	6,457	27%
Seattle Metro	5,297	22%	5,338	22%
Total	24,256	100%	24,020	100%

Co-investments including Fund II communities and communities included in discontinued operations are not included in the table above for both years presented above.

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Our average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended September 30, 2009 and 2008) increased 70 basis points to 97.0% as of September 30, 2009 from 96.3% as of September 30, 2008.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended September 30, 2009 and 2008 is as follows:

	Three months ended
	September 30,
	2009	2008
Southern California	96.6%	95.4%
Northern California	97.6%	97.7%
Seattle Metro	97.1%	96.6%

Index

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

	Number of Properties	Three Months Ended		Dollar Change	Percentage Change
		September 30,
		2009	2008
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	55	$45,362	$47,227	$(1,865)	(3.9	) %
Northern California	24	25,657	26,894	(1,237)	(4.6)
Seattle Metro	23	14,331	15,464	(1,133)	(7.3)
Total Quarterly Same-Property revenues	102	85,350	89,585	(4,235)	(4.7)
Quarterly Non-Same Property Revenues (1)		15,473	12,357	3,116	25.2
Total property revenues		$100,823	$101,942	$(1,119)	(1.1	) %

 (1) Includes two communities acquired after January 1, 2008, eight redevelopment communities, two development communities, and three commercial buildings.

Quarterly Same-Property Revenues decreased by $4.2 million or 4.7% to $85.4 million in the third quarter of 2009 from $89.6 million in the third quarter of 2008.  The decrease was primarily attributable to a decrease in scheduled rents of $5.1 million or a decrease of 5.7% for the Quarterly Same-Property portfolio from an average rental rate of $1,411 per unit in the third quarter of 2008 to $1,330 per unit in the third quarter of 2009.  Schedule rents decreased in all regions including a decrease in scheduled rents of 5.3%, 4.7%, and 8.8% in Southern California, Northern California, and Seattle Metro, respectively.  The decrease in scheduled rents was partially offset by an increase of occupancy of 70 basis points or $0.8 million, from 96.3% for the third quarter of 2008 to 97.0% for the third quarter of 2009, Ratio utility billing system (“RUBS”) income increased $0.4 million, and other income, rent concessions and bad debt expense were consistent between quarters.  The Company expects that total Quarterly Same-Property revenues will continue to decrease in the fourth quarter of 2009 from the same period in 2008, due to an expected decrease in scheduled rents compared to the same period in 2008.

Quarterly Non-Same Property Revenues increased by $3.1 million or 25.2% to $15.5 million in the third quarter of 2009 from $12.4 million in the third quarter of 2008.  The increase was primarily due to two new communities acquired since January 1, 2008, two development communities in lease-up and eight communities that are in redevelopment and classified in non-same property results.

Property operating expenses, excluding real estate taxes increased $1.5 million or 5.8% for the third quarter of 2009 compared to the third quarter of 2008, primarily due to the acquisition of two new properties, and the completion of two development properties.  Quarterly Same-Property operating expenses excluding real estate taxes for the third quarter of 2009 increased slightly by $0.3 million or 1.5% compared to the third quarter of 2008.

Real estate taxes increased $0.7 million or 8.0% for the third quarter of 2009 compared to the third quarter of 2008, primarily due to the acquisition of two new properties, the completion of two development properties and increases in real estate taxes in the Seattle Metro area.

Depreciation expense increased by $2.2 million or 7.9% for the third quarter of 2009 compared to the third quarter of 2008, due to the acquisition of two new communities, the completion of two development properties, and the capitalization of approximately $38.1 million in additions to rental properties for the nine months ended September 30, 2009 and approximately $88.0 million of additions to rental properties, including $55.5 million spent on redevelopment and revenue generating capital expenditures during 2008.

General and administrative expense decreased $0.4 million or 6.7% for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, primarily due to a workforce reduction of corporate employees in the fourth quarter of 2008.

Impairment and other charges were $11.1 million for the third quarter of 2009 due to the write-off of development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company, the recognition of $3.8 million in unamortized costs related to the cancellation of the Outperformance Plan, and $0.6 million recorded for additional loan loss reserves related a note receivable secured by an apartment community in the Portland Metropolitan Area.

Index

Gain on sale of real estate of $2.5 million in the third quarter of 2008 resulted from the recognition of a gain on sale of $1.0 million related to the sale of the Circle RV park and $1.5 million gain that was previously deferred on the gain on sale of the 2005 sale of Eastridge Apartments.

Interest and other income increased by $0.6 million for the quarter ended September 30, 2009 due to an increase in investment and interest income of approximately $2.5 million generated primarily from the $72.7 million increase in the balance of marketable securities from September 30, 2008, and that increase was partially offset by a $1.6 million decrease in lease income due to the sale of the Company’s remaining RV parks in 2008, the lease for the Cadence campus expired in January 2009, and a decrease of structured finance and other income of $0.3 million for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

Income from discontinued operations for the third quarter of 2009 includes operating results of the apartment community Spring Lake which was sold during the quarter for a gain of $2.5 million.  Discontinued operations for the third quarter of 2008 includes the operating results for Spring Lake, as well as Carlton Heights, Grand Regency, and Mountain View which were sold in the first and second quarter of 2009, and Cardiff by the Sea, St. Cloud and Coral Gardens, which were sold in the third and fourth quarters of 2008.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Our average financial occupancies for the Company’s stabilized apartment communities or “2009/2008 Same-Properties” (stabilized properties consolidated by the Company for the nine months ended September 30, 2009 and 2008) increased 70 basis points to 96.9% for the nine months ended September 30, 2009 from 96.2% for the nine months ended September 30, 2008.  The regional breakdown of the Company’s 2009/2008 Same-Property portfolio for financial occupancy for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended
	September 30,
	2009	2008
Southern California	96.5%	95.5%
Northern California	97.6%	97.3%
Seattle Metro	97.1%	96.6%

The following table illustrates a breakdown of revenue amounts, including revenues attributable to 2009/2008 Same-Properties.

	Number of Properties	Nine Months Ended		Dollar Change	Percentage Change
		September 30,
		2009	2008
Property Revenues (dollars in thousands)
2009/2008 Same-Properties:
Southern California	55	$138,192	$141,610	$(3,418)	(2.4	) %
Northern California	24	79,066	79,037	29	0.0
Seattle Metro	23	44,719	45,402	(683)	(1.5)
Total 2009/2008 Same-Property revenues	102	261,977	266,049	(4,072)	(1.5)
2009/2008 Non-Same Property Revenues (1)		45,548	33,965	11,583	34.1
Total property revenues		$307,525	$300,014	$7,511	2.5%

 (1) Includes properties acquired after January 1, 2008, eight redevelopment communities, two development communities, and three commercial buildings.

2009/2008 Same-Property Revenues decreased by $4.1 million or 1.5% to $262.0 million for the nine months ended September 30, 2008 compared to $266.0 million for the nine months ended September 30, 2008.  Scheduled rents decreased by 2.8% or $7.3 million for the nine months ended September 30, 2009 from an average rental rate of $1,402 for the nine months ended September 30, 2008 compared to $1,363 for the nine months ended September 30, 2009.  Schedule rents decreased in all regions including a decrease in scheduled rents of 3.7%, 0.9%, and 3.1% in Southern California, Northern California, and Seattle Metro, respectively.  The decrease in scheduled rents was partially offset by an increase of occupancy of 70 basis points or $2.2 million, from 96.2% for the nine months ended September 30, 2008 to 96.9% for the nine months ended September 30, 2009, RUBS income increased $1.0 million and other income increased $0.3 million.  Bad debt expense and rent concessions were consistent between periods.  The Company expects that total Same-Property revenues will decrease for the year ended December 31, 2009, due to an expected decrease in scheduled rents compared to the year ended December 31, 2008.

Index

2009/2008 Non-Same Property Revenues increased by $11.6 million or 34.1% to $45.5 million for the nine months ended September 30, 2008 from $34.0 million for the nine months ended September 30, 2008.  The increase was primarily due to two new communities acquired since January 1, 2008, two development communities in lease and eight communities that are in redevelopment and classified in non-same property results.

Property operating expenses, excluding real estate taxes increased $2.1 million or 2.9% for the nine months ended September 30, 2009 compared to the nine month ended September 30, 2008, primarily due to the acquisition of two new properties, and the completion of two development properties.  2009/2008 Same-Property operating expenses excluding real estate taxes increased slightly by $1.5 million or 1.4% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Real estate taxes increased $2.6 million or 10.7% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to the acquisition of two new properties, the completion of two development properties and increases in real estate taxes in the Seattle Metro area.

Depreciation expense increased by $6.0 million or 7.3% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due to the acquisition of two new communities, the completion of two development properties, and the capitalization of approximately $38.1 million in additions to rental properties for the nine months ended September 30, 2009 and approximately $88.0 million of additions to rental properties, including $55.5 million spent on redevelopment and revenue generating capital expenditures during 2008.

General and administrative expense decreased $1.5 million or 7.8% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2009, primarily due to a workforce reduction of corporate employees in the fourth quarter of 2008.

Impairment and other charges were $16.9 million for the nine months ended September 30, 2009 due to the write-off of development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company, the write-off of $5.8 million of an investment in a predevelopment joint venture project in Southern California, the recognition of $3.8 million in unamortized costs related to the cancellation of the Outperformance Plan, and $0.6 million recorded for additional loan loss reserves related a note receivable secured by an apartment community in the Portland Metro Area.

Gain on early retirement of debt was $6.1 million for the nine months ended September 30, 2009 compared to $0 for the nine month ended September 30, 2008, due to the repurchase of $71.3 million of 3.625% exchangeable bonds at a discount to par value.

Gain on sale of real estate of $2.5 million for the nine months ended September 30, 2008 resulted from the recognition of a gain on sale of $1.0 million related to the sale of the Circle RV park and $1.5 million gain that was previously deferred on the gain on sale of the 2005 sale of Eastridge Apartments.

Interest and other income increased by $1.5 million for the nine months ended September 30, 2009 due to a variety factors including an increase in investment and interest income of approximately $4.8 million generated primarily from the $72.7 million increase in the balance of marketable securities since September 30, 2008, a $1.0 million gain generated from the sale of marketable securities, $0.6 million generated from TRS activities.  Those increases in income were partially offset by a $4.5 million decrease in lease income due to the sale of the Company’s remaining RV parks in 2008, the lease for the Cadence campus expiring in January 2009, and a decrease of structured finance income of $0.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Equity income in co-investments decreased by $6.7 million for the nine months ended September 30, 2009 due primarily to the repayment of the Company’s remaining investment in the Mountain Vista, LLC joint venture for the nine months ended September 30, 2008.  The Company recognized $6.3 million of preferred income resulting from the final repayment of the investment for the nine months ended September 30, 2008.

Income from discontinued operations for the nine months ended September 30, 2009 includes operating results of the apartment communities sold in 2009 including Spring Lake which was sold for a gain of $2.5 million, Mountain View which was sold for a gain of $0.8 million, and Carlton Heights and Grand Regency which sold for a combined gain of $2.5 million.  Discontinued operations for the nine months ended September 30, 2008 includes the operating results for the four communities sold in 2009 as well as Cardiff by the Sea, St. Cloud and Coral Gardens, which were sold in the third and fourth quarters of 2008.

Index

Liquidity and Capital Resources

In June 2009, Standard and Poor's (“S&P”) reaffirmed its corporate credit rating of BBB/Stable for Essex Property Trust, Inc.

At September 30, 2009, the Company had $81.9 million of unrestricted cash and cash equivalents and $131.3 million in marketable securities held available for sale.  We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate and marketable securities held available for sale are sufficient to meet all of our reasonably anticipated cash needs during the remainder of 2009 and 2010.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has a $200.0 million unsecured line of credit and, as of September 30, 2009, there was no outstanding balance on the line. This facility matures in March 2010. The underlying interest rate on this line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 0.8%.  We also have a $150.0 million credit facility from Freddie Mac, which is expandable to $250.0 million at any time until the fourth quarter of 2010 and the credit facility matures in December 2013.  This line is secured by ten apartment communities.  As of September 30, 2009, we had $150.0 million outstanding under this line of credit at an average interest rate of 1.7%. The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  The Company’s line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the line of credit covenants as of September 30, 2009 and December 31, 2008.

The Company may from time to time sell shares of common stock into the existing trading market at current market prices as well as through negotiated transactions under its Controlled Equity Offering (“CEO”) program with Cantor Fitzgerald & Co. (“Cantor”).  In May 2009, the Company’s Board of Directors approved the sale of up to 7.5 million shares of common stock under the CEO program.  Pursuant to this approval, the Company entered in a sales agreement with Cantor on May 6, 2009, for the sale of up to 7.5 million shares pursuant to the CEO program.   During the nine months ended September 30, 2009, pursuant to the CEO program, the Company issued 2,276,250 shares of common stock at an average price of $71.36 for approximately $160.0 million, net of fees and commissions.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200.0 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  In February 2009, the Company repurchased 350,000 shares of common stock for $20.3 million at an average price of $57.89 per share.  After the Series G Preferred Stock repurchases described below, the Company has authorization to repurchase an additional $42.9 million under the stock repurchase plan.

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

During the first quarter of 2009, the Company repurchased $58.2 million of its Series G Preferred Stock at a discount to carrying value, and the excess of the carrying value over the cash paid to redeem the Series G Preferred Stock totaled $25.7 million.   Additionally, during the third quarter of 2009, the Company repurchased $81.9 million of its Series G Preferred Stock at a discount to carrying value, and the excess of the carrying value over the cash paid to redeem the Series G Preferred Stock totaled $23.9 million.  As of September 30, 2009, the carrying value of the Series G Preferred Stock outstanding totaled $5.8 million.  The Company may continue to repurchase Series G Preferred Stock.

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

Index

During the fourth quarter of 2008 the Company repurchased $53.3 million of these Bonds at a discount to par value, and during the first quarter of 2009, the Company repurchased an additional $71.3 million of these Bonds at a discount to par value and recognized a gain of $6.1 million on cash paid of $66.5 million.  As of September 30, 2009, the carrying value of the Bonds outstanding totaled $98.2 million.  The Company may continue to repurchase Bonds.

As of September 30, 2009, the Company’s mortgage notes payable totaled $1.6 billion which consisted of $1.4 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2010 to 2020 and $251.6 million of variable rate debt with a weighted average interest rate of 2.3%, which $219.9 million of the variable debt is tax-exempt variable rate demand notes.  The tax-exempt variable rate demand bonds have maturity dates ranging from 2020 to 2039, and $167.4 million are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

The Company’s current financing activities have been impacted by the instability and tightening in the credit markets which has led to an increase in spreads and pricing of secured and unsecured debt.  Our strong balance sheet, the established relationships with our unsecured line of credit bank group, the secured line of credit with Freddie Mac and access to Fannie Mae and Freddie Mac secured debt financing have provided some insulation to us from the turmoil being experienced by many other real estate companies.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  The Company has experienced more restrictive loan to value and debt service coverage ratio limits and an expansion in credit spreads.   Continued turmoil in the capital markets could negatively impact the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at acceptable rates.

Derivative Activity

As of September 30, 2009 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from October 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had eleven interest rate cap contracts totaling a notional amount of $167.4 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $251.6 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $46.3 million.  The aggregate carrying value of the interest rate cap contracts was an asset of $0.3 million and the overall fair value of the derivatives increased $27.2 million during the nine months ended September 30, 2009 to a net liability of $46.0 million as of September 30, 2009, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended September 30, 2009 and 2008.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of September 30, 2009, the Company had three development projects comprised of 466 units for an estimated cost of $189.3 million, of which $85.0 million remains to be expended.   The Company has approximately $43.4 million undrawn on a construction loan to fund the Joule Broadway development project with approximately $43.2 million in estimated costs to complete the project.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of September 30, 2009, the Company had two development communities aggregating 332 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at September 30, 2009 was $143.0 million, of which $90.9 million remains to be expended.   The Company may also from time to time acquire land for future development or sale.   The Company owned four land parcels held for future development or sale aggregating 1,020 units as of September 30, 2009.  The aggregate carrying value for these four land parcels was $66.6 million as of September 30, 2009.

Index

The Company expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least an 8 to 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of September 30, 2009, the Company had nine redevelopment communities aggregating 2,659 apartment units with estimated redevelopment costs of $128.1 million, of which approximately $44.2 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of September 30, 2009, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at September 30, 2009, and the effect these obligations could have on our liquidity and cash flow in future periods:

(In thousands)	2009	2010 and 2011	2012 and 2013	Thereafter	Total
Mortgage notes payable	$15,068	$310,390	$221,313	$1,061,799	$1,608,570
Exchangeable bonds	-	98,220	-	-	98,220
Lines of credit	-	-	150,000	-	150,000
Interest on indebtedness	23,117	158,704	119,012	256,839	557,672
Development commitments	33,100	51,900	-	-	85,000
Redevelopment commitments	10,000	34,178	-	-	44,178
	$81,285	$653,392	$490,325	$1,318,638	$2,543,640

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

Index

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, expectations that scheduled rents will continue to decrease, expectation that the Company may continue to purchase Series G Preferred Stock and bonds, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during 2009 and 2010 and to provide for dividend payments in accordance with REIT requirements, as to the Quarterly Same-Property revenues in the third quarter of 2009, expectations as to the sources for funding the Company’s development pipeline and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that mold lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors discussed in Item 1A, “Risk Factors,” in Part II “Other Information” in this current report on Form 10-Q for the quarter ended September 30, 2009 and those discussed in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

Index

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

The following table sets forth the Company’s calculation of FFO for the three and nine months ended September 30, 2009 and 2008 (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income available to common stockholders	$21,739	$11,421	$75,418	$34,945
Adjustments:
Depreciation and amortization	29,895	28,581	88,173	84,998
Gains not included in FFO, net of disposition costs (1)	(2,237)	(46)	(5,091)	(46)
Noncontrolling interest and co-investments (2)	1,394	2,134	6,097	6,448
Funds from operations	$50,791	$42,090	$164,597	$126,345

Funds from operations per share - diluted	$1.69	$1.51	$5.61	$4.57

Weighted average number shares outstanding diluted (3)	30,070,076	27,910,297	29,360,710	27,657,449

(1)
Internal disposition costs relate to a disposition incentive program established to pay incremental bonuses totaling $.2 million and $.6 million for the three and nine months ended September 30, 2009 respectively, for the sale of certain of the Company's communities that are part of the program.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of September 30, 2009, we had entered into seven forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the future financings of debt between 2010 and 2011.  The Company had eleven interest rate cap contracts totaling a notional amount of $167.4 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $251.6 million of tax exempt variable rate debt.  All derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of September 30, 2009.

Index

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of September 30, 2009.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2009.

	Notional Amount	Maturity Date Range	Carrying and Estimate Fair Value	Estimated Carrying Value
(Dollars in thousands)				+ 50 Basis Points	- 50 Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$375,000	2010-2011	$(46,305)	$(30,375)	$(64,834)
Interest rate caps	167,359	2009-2013	340	552	195
Total cash flow hedges	$542,359	2009-2013	$(45,965)	$(29,823)	$(64,639)

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows.  Management has estimated that the fair value of the Company’s $1.46 billion of fixed debt at September 30, 2009 is approximately $1.48 billion and the fair value of the Company’s $251.6 million of variable rate debt at September 30, 2009 is $228.5 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.

For the Years Ended	2009	2010(1)	2011(2)	2012	2013	Thereafter	Total	Fair value

(In thousands)
Fixed rate debt	$-	243,207	148,804	31,421	189,892	841,877	$1,455,201	$1,483,000
Average interest rate	-	7.3%	6.6%	5.4%	5.8%	5.7%
Variable rate debt	$15,068	-	16,599	-	-	219,922 (3)	$251,589	$228,500
Average interest	2.0%	-	4.0%	-	-	2.5%

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

(3) $167.4 million subject to interest rate caps.

The table incorporates only those exposures that exist as of September 30, 2009; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies, would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of September 30, 2009, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

Index

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

Date: November 4, 2009

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
Vice President, Chief Accounting Officer