Form 10-K
period 2009-12-31
ESSEX PROPERTY TRUST INC
filed 2010-02-26
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Yes ☐   No ☒

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,662,116,047.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes.

As of February 24, 2010, 29,662,879 shares of common stock ($.0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 18, 2010.

ii

Essex Property Trust, Inc.
2009 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex” or the “Company”) is a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”).  The Company owns all of its interest in its real estate investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and as of December 31, 2009 owns a 92.3% general partnership interest.   In this report, the terms “we,” “us” and “our” refer to Essex Property Trust, its Operating Partnership and the Operating Partnership’s subsidiaries.

The Company has elected to be treated as a REIT for federal income tax purposes, commencing with the year ended December 31, 1994 as the Company completed an initial public offering on June 13, 1994.  In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. All taxable REIT subsidiaries are consolidated by the Company.

We are engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities.  As of December 31, 2009, we owned or held an interest in 133 apartment communities, aggregating 27,248 units, located along the West Coast, as well as five office buildings (totaling approximately 215,840 square feet), and four active development projects with 581 units in various stages of development (collectively, the “Portfolio”).

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

BUSINESS STRATEGIES

The following is a discussion of our business strategies in regards to real estate investment and management.

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

•	Capital Preservation – The Capital and Maintenance department is responsible for the planning, budgeting and completion of major capital improvement projects at our communities.
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

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate

Acquisitions are an important component of our business plan, and during 2009, we completed the acquisition of two communities totaling $43.0 million.

•
In December, the Company acquired Axis 2300 (formerly known as “DuPont Lofts”), a 115-unit condominium development project in Irvine, California for $27.0 million.  The project is 85 percent complete and will require an additional six months of construction and estimated remaining costs of development are $9.1 million, consisting primarily of unit interior finishes.  Following construction, the Company intends to operate the asset as an apartment community.  All units feature 11-foot ceilings, custom finishes, a washer and dryer and a fireplace.

•
Also during December, the Company acquired Regency at Encino, a 75-unit community located in Encino, California for $16.0 million. The community features upgraded appliances and finishes in 51 of the units.  The Company intends to renovate the additional 24 units upon normal resident turnover.  All units feature 9-foot ceilings and a washer and dryer.

In November, the Company acquired a 3.6 acre site in Dublin, California for $5.0 million.  The land parcel is located adjacent to the Dublin Bay Area Rapid Transit station, and the Company intends to pursue entitlements on this land parcel for future development.

The 2010 acquisition plan targets the purchase of up to $300 million of real estate.

Dispositions of Real Estate

As part of our strategic plan to own quality real estate in supply-constrained markets the Company continually evaluates all the communities and sell those which no longer meet our strategic criteria.  The Company may use the capital generated from the dispositions to invest in higher-return communities or other real estate investments, repurchase the Company’s common stock, or repay debts.  The Company believes that the sale of these communities will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. Generally, the Company seeks to have any impact of earnings dilution resulting from these dispositions offset by the positive impact of its acquisitions, development and redevelopment activities.

In 2009, in accordance with our strategic plan, the Company sold five apartment communities for gross proceeds of $38.0 million for an aggregate gain of $8.6 million.

The 2010 disposition plan targets the sale of up to $100 million of real estate.

Development Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2009, the Company had four development projects comprised of 581 units for an estimated cost of $216.1 million, of which $65.9 million remains to be expended.

The Joule Broadway project, a 295-unit development in Seattle, Washington had $26.7 million in estimated costs remaining to be funded in 2010 and such costs will be funded by a construction loan that is variable based on LIBOR plus 155 basis points and matures in June 2011 with two one-year extension options, exercisable at the Company’s option.  The estimated remaining costs to be incurred totaling $39.2 million for the other three active development projects including Fourth & U, Tasman Retail Pad and Garage, and Axis 2300 will be financed by the Company’s lines of credit.

The following table sets forth information regarding the Company’s consolidated development pipeline:

			As of 12/31/09 ($ in millions)
			Incurred	Estimated	Estimated
Development Pipeline	Location	Units	Project Cost	Remaining Cost	Project Cost(1)
Development Projects
Fourth & U	Berkeley, CA	171	$49.5	$13.8	$63.3
Joule Brodway	Seattle, WA	295	68.1	26.7	94.8
Tasman Retail Pad and Garage	Sunnyvale, CA	-	5.4	16.3	21.7
Axis 2300	Irvine, CA	115	27.2	9.1	36.3
		581	150.2	65.9	216.1
Predevelopment projects	various	332	53.7	89.3	143.0
Land held for future development or sale	various	1,329	71.1	-	71.1
Development Pipeline		2,242	$275.0	$155.2	$430.2

(1) Includes incurred costs and estimated costs to complete these development projects.

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2009, the Company had two development projects aggregating 332 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2009 was $143.0 million, of which $89.3 million remains to be expended.   The Company may also acquire land for future development purposes or sale.   The Company has incurred $71.1 million in costs related to land held for future development or sale aggregating 1,329 units as of December 31, 2009.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2009, the Company had ownership interests in nine redevelopment communities aggregating 2,659 apartment units with estimated redevelopment costs of $128.0 million, of which approximately $41.6 million remains to be expended.

Mortgage Debt Transactions

During 2009, the Company obtained fixed rate mortgage loans due in 10 years totaling $176.6 million for an average interest rate of 5.8% and paid-off mortgage loans totaling $23.6 million for an average interest rate of 6.9%.

Lines of Credit

In the fourth quarter, the Company entered into a new $200 million unsecured line of credit facility and cancelled the existing $200 million unsecured facility which was to mature in March 2010.  The new unsecured facility has a one year maturity with two one-year extension options, exercisable at the Company’s option, and the underlying interest rate on this unsecured facility is based on a tiered rate structure tied to the Company's corporate ratings and is currently at LIBOR plus 3.00%.

Also in the fourth quarter, the Company exercised its option to increase the borrowing capacity of the secured line of credit facility from $150 million to $250 million which matures in December 2013.

Equity and Noncontrolling Interest Transactions

During the first quarter of 2009, the Company, under its stock repurchase program, repurchased and retired 350,000 shares of its common stock for approximately $20.3 million, at an average stock price of $57.89 per share.

During 2009, the Company issued 2,740,450 shares of common stock at an average share price of $73.54 for $198.5 million, net of fees and commissions.  The Company used the net proceeds to invest in marketable securities and to fund the development pipeline.

During 2009, the Company repurchased $145.0 million of 4.875% Series G Cumulative Convertible Preferred Stock at a discount to par value of $50.0 million.

ESSEX APARTMENT VALUE FUND II

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million which were fully contributed as of December 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2009, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

OFFICES AND EMPLOYEES

The Company is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California and Bellevue, Washington. As of December 31, 2009, the Company had 938 employees.

INSURANCE

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  Insured risks for comprehensive liabilities covers claims in excess of $25,000 per incident, and property casualty insurance covers losses in excess of a $5.0 million deductible per incident. There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism and earthquakes, for which the Company does not have insurance.  Substantially all of the communities are located in areas that are subject to earthquakes.

The Company believes it has a proactive approach to its potential earthquake losses.  The Company utilizes third-party seismic consultants for its acquisitions and may perform seismic upgrades to those acquisitions that are determined to have a higher level of potential loss from an earthquake.  The Company utilizes third-party loss models to help to determine its exposure.  The majority of the communities are lower density garden-style apartments which may be less susceptible to material earthquake damage.  The Company will continue to monitor third-party earthquake insurance pricing and conditions and may consider obtaining third-party coverage if it deems it cost effective.

Although the Company may carry insurance for potential losses associated with its communities, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material.

COMPETITION

There are numerous housing alternatives that compete with the Company’s communities in attracting residents.  These include other apartment communities and single-family homes that are available for rent in the markets in which the apartment communities are located.  The communities also compete for residents with new and existing homes and condominiums that are for sale.  If the demand for our communities is reduced or if competitors develop and/or acquire competing apartment communities on a more cost-effective basis, rental rates and occupancy may drop which may have a material adverse affect on our financial condition and results of operations.

The Company faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities.  Some competitors are larger and have greater financial resources than the Company.  This competition may result in increased costs of apartment communities the Company acquires and/or develops.

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2010.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

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

Item 1A. Risk Factors

Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

We depend on our key personnel.   Our success depends on our ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of any of our key personnel could have an adverse effect on the Company.

Capital and credit market conditions may affect our access to sources of capital and/or the cost of capital, which could negatively affect our business, results of operations, cash flows and financial condition.  Over the past two years, the Company’s financing activities have been impacted by the instability and tightening in the credit markets which has led to an increase in spreads and pricing of secured debt, unsecured debt, and lines of credit.  The Company’s strong balance sheet, the debt capacity available on the unsecured line of credit with a bank group and the secured line of credit with Freddie Mac, and access to Fannie Mae and Freddie Mac secured debt financing have provided some insulation to the Company from the turmoil being experienced by many other real estate companies.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  Continued turmoil in the capital markets and further job losses could negatively impact the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates.

Debt financing has inherent risks.  At December 31, 2009, we had approximately $1.85 billion of indebtedness (including $490.6 million of variable rate indebtedness, of which $197.1 million is subject to interest rate protection agreements). We are subject to the risks normally associated with debt financing, including the following:

•	cash flow may not be sufficient to meet required payments of principal and interest;
•	inability to refinance maturing indebtedness on encumbered apartment communities;
•	inability to comply with debt covenants could cause an acceleration of the maturity date; and
•	repaying debt before the scheduled maturity date could result in prepayment penalties.

The Company is uncertain about its ability to refinance balloon payments.  As of December 31, 2009, we had approximately $1.85 billion of mortgage loans, exchangeable bonds and line of credit borrowings, most of which are subject to balloon payments (see Notes 7 and 8 to the Company’s consolidated financial statements for more details).  We do not expect to have sufficient cash flows from operations to make all of these balloon payments.

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

As of December 31, 2009, the Company had 77 of its 118 consolidated communities encumbered by debt.  Of the 77 communities, 61 are secured by deeds of trust relating solely to those communities.  With respect to the remaining 16 communities, there are 3 cross-collateralized mortgages secured by 11 communities, 3 communities, and 2 communities, respectively.  The holders of this indebtedness will have rights with respect to these communities and, to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon communities which are not the primary collateral for their loan.  This may accelerate other indebtedness secured by communities.  Foreclosure of communities would reduce our income and net asset value.

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

Bond compliance requirements may limit income from certain communities.   At December 31, 2009, we had approximately $214.1 million of variable rate tax-exempt financing relating to the following apartment communities: Inglenook Court, Wandering Creek, Boulevard, Huntington Breakers, Camarillo Oaks, Fountain Park, Anchor Village, Hidden Valley and Belmont Station.  This tax-exempt financing subjects these communities to certain deed restrictions and restrictive covenants.  We expect to engage in tax-exempt financings in the future.  The Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes.  The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government.  In addition to federal requirements, certain state and local authorities may impose additional rental restrictions.  These restrictions may limit income from the tax-exempt financed communities if we are required to lower rental rates to attract residents who satisfy the median income test.  If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and we may be subject to additional contractual liability.

General real estate investment risks may adversely affect property income and values.   Real estate investments are subject to a variety of risks.  The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred.  If the communities do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to stockholders will be adversely affected.  Income from the communities may be further adversely affected by, among other things, the following factors:

•	the general economic climate;
•	local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;
•	the attractiveness of the communities to tenants;
•	competition from other available housing; and
•	the Company’s ability to provide for adequate maintenance and insurance.

As leases at the communities expire, tenants may enter into new leases on terms that are less favorable to us. Income and real estate values also may be adversely affected by such factors as applicable laws (e.g., the Americans with Disabilities Act of 1990 and tax laws).  Real estate investments are relatively illiquid and, therefore, our ability to vary our portfolio promptly in response to changes in economic or other conditions may be quite limited.

National and regional economic environments can negatively impact our operating results.  During the past two years, a confluence of factors has resulted in job losses, turmoil and volatility in the capital markets, and caused a national and global recession.  The Company's forecast for the national economy assumes the return of growth, with estimated gross domestic product growth of the national economy and the economies of the western states.  In the event of a continued recession, the Company could incur continued reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses.

Inflation/Deflation may affect rental rates and operating expenses. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.

Acquisitions of communities may fail to meet expectations.  The Company intends to continue to acquire apartment communities.  However, there are risks that acquisitions will fail to meet our expectations.  The Company’s estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to market an acquired apartment community as originally intended may prove to be inaccurate.  We expect to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by the Company.  The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders.  If we finance new acquisitions under existing lines of credit, there is a risk that, unless we obtain substitute financing, the Company may not be able to secure further lines of credit for new development or such lines of credit may be not available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.   We pursue development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received.  The Company’s development and redevelopment activities generally entail certain risks, including the following:

•	funds may be expended and management's time devoted to projects that may not be completed;
•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
•	projects may be delayed due to, without limitation, adverse weather conditions;
•	occupancy rates and rents at a completed project may be less than anticipated; and
•	expenses at completed development projects may be higher than anticipated.

These risks may reduce the funds available for distribution to the Company’s stockholders.  Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor “General real estate investment risks may adversely affect property income and values.”

The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact our financial condition and operating results.  The Company generated significant amounts of rental revenues for the year ended December 31, 2009, from our communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2009, 81% of the Company’s rental revenues were generated from communities located in California.  This geographic concentration could present risks if local property market performance falls below expectations. The economic condition of these markets could affect occupancy, property revenues, and expenses, from the communities and their underlying asset values.  The financial results of major local employers also may impact the cash flow and value of certain of the communities.  This could have a negative impact on our financial condition and operating results, which could affect our ability to pay expected dividends to our stockholders.

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

•	availability to credit markets and cost of credit;
•	a change in analyst ratings or our credit ratings; and
•	terrorist activity may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing erosion of business and consumer confidence and spending.

Many of the factors listed above are beyond the Company’s control.  These factors may cause the market price of shares of the Company’s common stock to decline, regardless of our financial condition, results of operations, or business prospects.

The Company’s future issuances of common stock, preferred stock or convertible debt securities could adversely affect the market price of our common stock.  In order to finance our acquisition and development activities, we have issued and sold common stock, preferred stock and convertible debt securities.  For example, during 2009 and 2008, the Company issued and sold 2,740,450 and 1,209,050 shares of common stock for $198.5 million and $142.8 million, net of fees and commissions, respectively.  The Company may in the future sell further shares of common stock, including pursuant to its controlled equity offering program with Cantor Fitzgerald & Co.

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

The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock.  As of December 31, 2009, George M. Marcus, the Chairman of our Board of Directors, wholly or partially owned 1,774,375 shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 5.7% of the outstanding shares of our common stock. Mr. Marcus currently does not have majority control over us.  However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions.  Consequently, his influence could result in decisions that do not reflect the interests of all our stockholders.

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

The redemption rights of the Series B preferred units and Series F preferred stock may be detrimental to holders of the Company’s common stock.  Upon the occurrence of one of the following events, the terms of the Operating Partnership’s Series B Preferred Units require it to redeem all of such units and the terms of the Company’s Series F Preferred Stock provide the holders of the majority of the outstanding Series F Preferred Stock the right to require the Company to redeem all of such stock:

•	the Company completes a “going private” transaction and its common stock is no longer registered under the Securities Exchange Act of 1934, as amended;
•	the Company completes a consolidation or merger or sale of substantially all of its assets and the surviving entity’s debt securities do not possess an investment grade rating;
•	the Company fails to qualify as a REIT.

The aggregate redemption price of the Series B Preferred Units would be $80 million and the aggregate redemption price of the Series F Preferred Stock would be $25 million, plus, in each case, any accumulated distributions.

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

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder.  These voting provisions do not apply if the stockholders receive a minimum price, as defined under Maryland law.  As permitted by the statute, the Board of Directors of the Company irrevocably has elected to exempt any business combination by the Company, George M. Marcus, who is the chairman of the Company, and TMMC or any entity owned or controlled by Mr. Marcus and TMMC. Consequently, the five-year prohibition and supermajority vote requirement described above will not apply to any business combination between the Company, Mr. Marcus, or TMMC.  As a result, the Company may in the future enter into business combinations with Mr. Marcus and TMMC, without compliance with the supermajority vote requirements and other provisions of the Maryland General Corporation Law.

Anti-takeover provisions contained in the Operating Partnership agreement, charter, bylaws, and certain provisions of Maryland law could delay, defer or prevent a change in control.  While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on the Company’s ability to act with respect to the Operating Partnership.  Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the Company’s stockholders.  The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of our general partner interest in the Operating Partnership to another entity.  Such limitations on the Company’s ability to act may result in our being precluded from taking action that the Board of Directors believes is in the best interests of the Company’s stockholders.  As of December 31, 2009, the limited partners held or controlled approximately 7.7% of the outstanding units of partnership interest in the Operating Partnership, allowing such actions to be blocked by the limited partners.

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

•	directors may be removed, without cause, only upon a two-thirds vote of stockholders, and with cause, only upon a majority vote of stockholders;
•	the Company’s board can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors;
•	stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and
•	for stockholders to call a special meeting, the meeting must be requested by not less than a majority of all the votes entitled to be cast at the meeting.

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

Compliance with laws benefiting disabled persons may require us to make significant unanticipated expenditures or impact our investment strategy. A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction.  Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons.  The costs of compliance with these laws and regulations may be substantial.

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

Investments in real property create a potential for environmental liabilities on the part of the owner of such real property.  We carry certain limited insurance coverage for this type of environmental risk.  We have conducted environmental studies which revealed the presence of groundwater contamination at certain communities.  Such contamination at certain of these apartment communities was reported to have migrated on-site from adjacent industrial manufacturing operations.  The former industrial users of the communities were identified as the source of contamination.  The environmental studies noted that certain communities are located adjacent to possible down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such apartment communities.  The environmental studies also noted that at certain of these apartment communities, contamination existed because of the presence of underground fuel storage tanks, which have been removed.  In general, in connection with the ownership, operation, financing, management and development of apartment communities we may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities.  The Company may also be subject to governmental fines and costs related to injuries to persons and property.

There has been a number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2009, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

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

Although the Company may carry insurance for potential losses associated with its communities, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material.  In the event of a substantial loss, insurance coverage may not be able to cover the full replacement cost of the Company’s lost investment, or the insurance carrier may become insolvent and not be able to cover the full amount of the insured losses.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect the Company’s ability to replace or renovate an apartment community after it has been damaged or destroyed.

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

Changes in the Company’s financing policy may lead to higher levels of indebtedness.  The Company has adopted a policy of maintaining a limit on debt financing to a maximum of a 50% debt to total market capitalization and to be consistent with the existing covenants required to maintain the Company’s unsecured line of credit bank facility.  The Company’s organizational documents do not limit the amount or percentage of indebtedness that may be incurred.  If the Company changed this policy, the Company could incur more debt, resulting in an increased risk of default on our obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect our financial condition and results of operations.  Such increased debt could exceed the underlying value of the communities.

The Company is subject to various tax risks.  The Company has elected to be taxed as a REIT under the Internal Revenue Code. The Company’s qualification as a REIT requires it to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control. Although the Company intends that its current organization and method of operation enables it  to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future.  Future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely affect the Company’s ability to qualify as a REIT or adversely affect our stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, and the Company would not be allowed to deduct dividends paid to its shareholders in computing its taxable income.  The Company may also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify.  The additional tax liability would reduce its net earnings available for investment or distribution to stockholders, and the Company would no longer be required to make distributions to its stockholders.  Even if the Company continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on our income and property.

The Company has established several taxable REIT subsidiaries (“TRSs”).  Despite its qualification as a REIT, the Company’s TRSs must pay U.S. federal income tax on their taxable income.  While the Company will attempt to ensure that its dealings with its TRSs do not adversely affect its REIT qualification, it cannot provide assurance that it will successfully achieve that result.  Furthermore, it may be subject to a 100% penalty tax, or its TRSs may be denied deductions, to the extent its dealings with its TRSs are not deemed to be arm’s length in nature.  No assurances can be given that the Company’s dealings with its TRSs will be arm’s length in nature.

From time to time, the Company may transfer or otherwise dispose of some of its Properties.  Under the Internal Revenue Code, any gain resulting from transfers of Properties that the Company holds as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax.  Since the Company acquires properties for investment purposes, it does not believe that its occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction.  The Internal Revenue Service may contend that certain transfers or disposals of properties by the Company are prohibited transactions.  If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction and the Company’s ability to retain future gains on real property sales may be jeopardized.  Income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for U.S. federal income tax purposes. Therefore, no assurances can be given that we will be able to satisfy the income tests for qualification as a REIT.

The U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers is at a reduced rate of 15% (until December 31, 2010).  It is uncertain whether this reduced rate will be continued beyond the scheduled expiration date.  Dividends paid by REITs to individuals and other non-corporate stockholders are not eligible for the reduced 15% rate, however.  This may cause investors to view REIT investments to be less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including our stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s Portfolio as of December 31, 2009 (including communities owned by Fund II) was comprised of 133 apartment communities (comprising 27,248 apartment units), of which 13,087 units are located in Southern California, 8,270 units are located in the San Francisco Bay Area, and 5,891 units are located in the Seattle metropolitan area.  The Company’s apartment communities accounted for 95.9% of the Company’s revenues for the year ended December 31, 2009.

Occupancy Rates

The 133 apartment communities had an average Same-Properties occupancy (as defined in Item 7), based on “financial occupancy,” during the year ended December 31, 2009, of approximately 97.0%.  With respect to stabilized apartment communities with sufficient operating history, occupancy figures are based on financial occupancy (the percentage resulting from dividing actual rental revenue by total possible rental revenue).  Actual rental revenue represents contractual revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

With respect to apartment communities which have not yet stabilized or have insufficient operating history, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied units by rentable units.  For the year ended December 31, 2009, none of the Company’s apartment communities had book values equal to 10% or more of total assets of the Company or gross revenues equal to 10% or more of aggregate gross revenues of the Company.

Apartment Communities

Our apartment communities are generally suburban garden apartments and town homes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land.  The apartment communities have an average of approximately 205 units, with a mix of studio, one, two and some three-bedroom units.  A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, volleyball and playground areas and tennis courts.

We select, train and supervise on-site service and maintenance personnel.  We believe that the following primary factors enhance our ability to retain tenants:

•	located near employment centers;
•	attractive communities that are well maintained; and
•	proactive customer service approach.

Office and Other Commercial Buildings

The Company’s corporate headquarters is located in two office buildings with approximately 31,900 square feet located at 925/935 East Meadow Drive, Palo Alto, California.  The Company acquired the properties in 1997 and 2007, respectively.  The Company also owns an office building in Woodland Hills, California, comprised of approximately 38,940 square feet, of which the Company occupies approximately 11,500 square feet at December 31, 2009.  The Company acquired the Woodland Hills property in 2001.  The Company owns a mortgage loan receivable on an office building with approximately 110,000 square feet located in Irvine, California, which is consolidated in accordance with GAAP.  The Company acquired Essex-Hollywood in 2006, a 35,000 square foot commercial building as a future development site that is currently 100% leased as a production studio.

The following tables describe the Company’s Portfolio as of December 31, 2009. The first table describes the Company’s apartment communities and the second table describes the Company’s other real estate assets.   (See Note 7 of the Company’s consolidated financial statements for more information about the Company’s secured mortgage debt and Schedule III for a list of secured mortgage loans related to the Company’s Portfolio.)

			Rentable
			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California
Alpine Country	Alpine, CA	108	81,900	1986	2002	98%
Alpine Village	Alpine, CA	306	254,400	1971	2002	98%
Barkley, The(3)(4)	Anaheim, CA	161	139,800	1984	2000	98%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	97%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	95%
Camino Ruiz Square	Camarillo, CA	160	105,448	1990	2006	99%
Cielo (5)	Chatsworth, CA	119	125,400	2009	2009	90%
Cambridge	Chula Vista, CA	40	22,100	1965	2002	95%
Woodlawn Colonial	Chula Vista, CA	159	104,500	1974	2002	95%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	96%
Parcwood(5)	Corona, CA	312	270,000	1989	2004	96%
Tierra del Sol/Norte	El Cajon, CA	156	117,000	1969	2002	98%
Regency at Encino	Encino, CA	75	78,487	1989	2009	100%
Valley Park(6)	Fountain Valley, CA	160	169,700	1969	2001	96%
Capri at Sunny Hills(6)	Fullerton, CA	100	128,100	1961	2001	97%
Wilshire Promenade	Fullerton, CA	149	128,000	1992(7)	1997	98%
Montejo(6)	Garden Grove, CA	124	103,200	1974	2001	97%
CBC Apartments	Goleta, CA	148	91,538	1962	2006	97%
Chimney Sweep Apartments	Goleta, CA	91	88,370	1967	2006	91%
Hampton Court	Glendale, CA	83	71,500	1974(8)	1999	97%
Hampton Place	Glendale, CA	132	141,500	1970(9)	1999	97%
Devonshire	Hemet, CA	276	207,200	1988	2002	94%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	98%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	98%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	98%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	98%
Pathways	Long Beach, CA	296	197,700	1975(10)	1991	96%
Belmont Station	Los Angeles, CA	275	225,000	2008	2008	99%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	97%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	95%
Kings Road	Los Angeles, CA	196	132,100	1979(11)	1997	97%
Marbella, The	Los Angeles, CA	60	50,108	1991	2005	95%
Park Place	Los Angeles, CA	60	48,000	1988	1997	95%
Renaissance, The(5)	Los Angeles, CA	168	154,268	1990(12)	2006	97%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	95%
Marina City Club(13)	Marina Del Rey, CA	101	127,200	1971	2004	96%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	95%
Mira Monte	Mira Mesa, CA	355	262,600	1982(14)	2002	97%
Hillcrest Park	Newbury Park, CA	608	521,900	1973(15)	1998	97%
Fairways(16)	Newport Beach, CA	74	107,100	1972	1999	94%
Country Villas	Oceanside, CA	180	179,700	1976	2002	97%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	97%
Mariners Place	Oxnard, CA	105	77,200	1987	2000	97%
Monterey Villas	Oxnard, CA	122	122,100	1974(17)	1997	98%
Tierra Vista	Oxnard, CA	404	387,100	2001	2001	97%
Monterra del Mar	Pasadena, CA	123	74,400	1972(18)	1997	99%
Monterra del Rey	Pasadena, CA	84	73,100	1972(19)	1999	98%
Monterra del Sol	Pasadena, CA	85	69,200	1972(20)	1999	97%
Villa Angelina(6)	Placentia, CA	256	217,600	1970	2001	97%

						(continued)

			Rentable
			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California (continued)
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	95%
Highridge(6)	Rancho Palos Verdes, CA	255	290,200	1972(21)	1997	95%
Bluffs II, The(22)	San Diego, CA	224	126,700	1974	1997	98%
Summit Park	San Diego, CA	300	229,400	1972	2002	97%
Vista Capri - North	San Diego, CA	106	51,800	1975	2002	95%
Brentwood(6)	Santa Ana, CA	140	154,800	1970	2001	95%
Treehouse(6)	Santa Ana, CA	164	135,700	1970	2001	96%
Hope Ranch Collection	Santa Barbara, CA	108	126,700	1965&73	2007	98%
Hidden Valley(23)	Simi Valley, CA	324	310,900	2004	2004	97%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	96%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	98%
Coldwater Canyon	Studio City, CA	39	34,125	1979	2007	97%
Studio 40-41 (5)	Studio City, CA	149	127,238	2009	2009	95%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971(24)	1997	97%
Pinehurst(25)	Ventura, CA	28	21,200	1973	2004	99%
Woodside Village	Ventura, CA	145	136,500	1987	2004	98%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	96%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970(26)	1997	97%
		13,087	10,952,982			97%
Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974	2006	98%
Carlmont Woods(5)	Belmont, CA	195	107,200	1971	2004	98%
Davey Glen(5)	Belmont, CA	69	65,974	1962	2006	97%
Pointe at Cupertino, The	Cupertino, CA	116	135,200	1963(27)	1998	98%
Harbor Cove(5)	Foster City, CA	400	306,600	1971	2004	98%
Stevenson Place	Fremont, CA	200	146,200	1971(28)	1983	97%
Boulevard	Fremont, CA	172	131,200	1978(29)	1996	98%
City View	Hayward, CA	560	462,400	1975(30)	1998	98%
Alderwood Park(5)	Newark, CA	96	74,624	1987	2006	97%
Bridgeport	Newark, CA	184	139,000	1987(31)	1987	98%
The Grand	Oakland, CA	238	205,026	2009	2009	98%
Regency Towers(5)	Oakland, CA	178	140,900	1975(32)	2005	96%
San Marcos	Richmond, CA	432	407,600	2003	2003	98%
Mt Sutro	San Francisco, CA	99	64,000	1973	2001	98%
Carlyle, The	San Jose, CA	132	129,200	2000	2000	97%
Enclave, The(5)	San Jose, CA	637	525,463	1998	2005	98%
Esplanade	San Jose, CA	278	279,000	2002	2004	98%
Waterford, The	San Jose, CA	238	219,600	2000	2000	99%
Hillsdale Garden(33)	San Mateo, CA	697	611,505	1948	2006	97%
Bel Air	San Ramon, CA	462	391,000	1988/2000(34)	1997	97%
Canyon Oaks	San Ramon, CA	250	237,894	2005	2007	98%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	98%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005	2007	97%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	98%
Le Parc Luxury Apartments	Santa Clara, CA	140	113,200	1975(35)	1994	98%
Marina Cove(36)	Santa Clara, CA	292	250,200	1974(37)	1994	98%
Chestnut Street	Santa Cruz, CA	96	87,640	2002	2008	98%
Harvest Park	Santa Rosa, CA	104	116,628	2004	2007	97%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1997	99%
Brookside Oaks(6)	Sunnyvale, CA	170	119,900	1973	2000	98%
Magnolia Lane(38)	Sunnyvale, CA	32	31,541	2001	2007	99%
Montclaire, The	Sunnyvale, CA	390	294,100	1973(39)	1988	98%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	99%
Thomas Jefferson(6)	Sunnyvale, CA	156	110,824	1969	2007	99%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	98%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	97%
Tuscana	Tracy, CA	30	29,088	2007	2007	97%
		8,270	7,054,718			98%
						(continued)

			Rentable
			Square	Year	Year
Apartment Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Seattle, Washington Metropolitan Area
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	96%
Emerald Ridge-North	Bellevue, WA	180	144,000	1987	1994	97%
Foothill Commons	Bellevue, WA	388	288,300	1978(40)	1990	95%
Palisades, The	Bellevue, WA	192	159,700	1977(41)	1990	99%
Sammamish View	Bellevue, WA	153	133,500	1986(42)	1994	99%
Woodland Commons	Bellevue, WA	236	172,300	1978(43)	1990	97%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	97%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	96%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	98%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	97%
Highlands at Wynhaven	Issaquah, WA	333	424,674	2000	2008	96%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999	1999	97%
Wandering Creek	Kent, WA	156	124,300	1986	1995	98%
Bridle Trails	Kirkland, WA	108	99,700	1986(44)	1997	97%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	97%
Laurels at Mill Creek, The	Mill Creek, WA	164	134,300	1981	1996	97%
Morning Run(5)	Monroe, WA	222	221,786	1991	2005	97%
Anchor Village(6)	Mukilteo, WA	301	245,900	1981	1997	97%
Castle Creek	Newcastle, WA	216	191,900	1997	1997	98%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	97%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	97%
Forest View	Renton, WA	192	182,500	1998	2003	97%
Cairns, The	Seattle, WA	100	70,806	2006	2007	95%
Eastlake 2851(5)	Seattle, WA	127	234,086	2008	2008	97%
Fountain Court	Seattle, WA	320	207,000	2000	2000	98%
Linden Square	Seattle, WA	183	142,200	1994	2000	97%
Tower @ 801(5)	Seattle, WA	173	118,500	1970	2005	98%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	97%
Echo Ridge(5)	Snoqualmie, WA	120	124,359	2000	2005	98%
		5,891	5,295,611			98%
Total/Weighted Average		27,248	23,303,311			97%

			Rentable
			Square	Year	Year
Other real estate assets(1)	Location	Tenants	Footage	Built	Acquired	Occupancy(2)
Office Buildings
925 / 935 East Meadow Drive(45)	Palo Alto, CA	1	31,900	1988 / 1962	1997 / 2007	100%
6230 Sunset Blvd(46)	Los Angeles, CA	1	35,000	1938	2006	100%
17461 Derian Ave(47)	Irvine, CA	8	110,000	1983	2000	100%
22110-22120 Clarendon Street(48)	Woodland Hills, CA	9	38,940	1982	2001	87%
Total Office Buildings		19	215,840			98%

Footnotes to the Company’s Portfolio Listing as of December 31, 2009

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.
(2)
For apartment communities, occupancy rates are based on financial occupancy for the year ended December 31, 2009; for the office buildings or properties which have not yet stabilized, or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2009.  For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

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

(7)	In 2002 the Company purchased an additional 21 units adjacent to this apartment community for $3 million. This property was built in 1992.
(8)	The Company completed a $1.6 million redevelopment in 2000.
(9)	The Company completed a $2.3 million redevelopment in 2000.
(10)	The Company is in the process of performing a $10.8 million redevelopment.
(11)	The Company completed a $6.2 million redevelopment in 2007.
(12)	Fund II completed a $5.3 million redevelopment in 2008.
(13)	This community is subject to a ground lease, which, unless extended, will expire in 2067.
(14)	The Company completed a $6.1 million redevelopment in 2007.
(15)	The Company completed an $11.0 million redevelopment in 2001 and an additional $3.6 million redevelopment in 2005.
(16)	This community is subject to a ground lease, which, unless extended, will expire in 2027.
(17)	The Company completed a $3.2 million redevelopment in 2002.
(18)	The Company completed a $1.9 million redevelopment in 2000.
(19)	The Company completed a $1.9 million redevelopment in 2001.
(20)	The Company completed a $1.7 million redevelopment in 2001.
(21)	The Company is in the process of performing a $16.6 million redevelopment.
(22)	The Company had an 85% controlling limited partnership interest as of December 31, 2006, and during January 2007 the Company acquired the remaining 15% partnership interest.
(23)	The Company and EMC have a 74.0% and a 1% member interest, respectively.
(24)	The Company completed a $3.5 million redevelopment in 2002.
(25)	The community is subject to a ground lease, which, unless extended, will expire in 2028.
(26)	The Company is in the process of performing a $14.1 million redevelopment.
(27)	The Company completed a $2.7 million redevelopment in 2001.
(28)	The Company completed a $4.5 million redevelopment in 1998.
(29)	The Company completed an $8.9 million redevelopment in 2008.
(30)	The Company completed a $9.4 million redevelopment in 2009.
(31)	The Company is in the process of performing a $4.6 million redevelopment.
(32)	Fund II completed a $4.5 million redevelopment in 2008.
(33)
In the second quarter of 2007, the Company entered into a joint venture partnership with a third-party, and the Company contributed the improvements for an 81.5% interest and the joint venture partner contributed the title to the land for an 18.5% interest in the partnership.

(34)	The Company completed construction of 114 units of the 462 total units in 2000.
(35)	The Company completed a $3.4 million redevelopment in 2002.
(36)	A portion of this community on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(37)	The Company is in the process of performing a $9.9 million redevelopment.
(38)	The community is subject to a ground lease, which, unless extended, will expire in 2070.
(39)	The Company is in the process of performing a $15.1 million redevelopment.
(40)	The Company is in the process of performing a $36.3 million redevelopment, including the construction of 28 in-fill units.
(41)	The Company completed a $7.0 million redevelopment in 2007.
(42)	The Company completed a $3.9 million redevelopment in 2007.
(43)	The Company is in the process of performing an $11.8 million redevelopment.
(44)	The Company completed a $5.1 million redevelopment and completed construction of 16 units of the community’s 108 units in 2006.
(45)	The Company occupies 100% of this property.
(46)	The property is leased through July 2012 to a single tenant and was reclassified out of the Company’s predevelopment pipeline in December 2008.

(47)	The Company has a mortgage receivable, and consolidates this property in accordance with GAAP. The Company occupies 4.6% of this property.
(48)	The Company occupies 30% of this property.

Item 3. Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2009, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2009, no matters were submitted to a vote of security holders.

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

Market Information

The Company’s common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close
December 31, 2009	$88.35	$73.28	$83.65
September 30, 2009	$86.49	$55.96	$79.58
June 30, 2009	$71.84	$55.42	$62.23
March 31, 2009	$77.77	$49.19	$57.34

December 31, 2008	$117.77	$60.77	$76.75
September 30, 2008	$129.57	$100.63	$118.33
June 30, 2008	$124.33	$105.12	$106.50
March 31, 2008	$117.51	$84.59	$113.98

The closing price as of February 24, 2010 was $85.22.

Holders

The approximate number of holders of record of the shares of the Company’s common stock was 267 as of February 24, 2010. This number does not include stockholders whose shares are held in trust by other entities.  The Company believes the actual number of stockholders is greater than the number of holders of record.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2009, 2008 and 2007 related to common stock, and Series F and Series G preferred stock for tax purposes are as follows:

	2009	2008	2007

Ordinary income	79.82%	98.95%	75.65%
Capital gain	15.76%	1.05%	24.35%
Unrecaptured section 1250 capital gain	4.42%	0.00%	0.00%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

Dividends and Distributions

Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. The Company has paid the following dividends per share of common stock:

Year Ended	Annual Dividend	Quarter Ended	2009	2008	2007
1994	$0.915	March 31,	$1.030	$1.020	$0.930
1995	$1.685	June 30,	1.030	1.020	0.930
1996	$1.720	September 30,	1.030	1.020	0.930
1997	$1.770	December 31,	1.030	1.020	0.930
1998	$1.950	Annual Dividend	$4.120	$4.080	$3.720
1999	$2.150
2000	$2.380
2001	$2.800
2002	$3.080
2003	$3.120
2004	$3.160
2005	$3.240
2006	$3.360

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

On February 24, 2010, the Company announced the Board of Directors approved a $0.01 per share increase to the annualized cash dividend.  Accordingly, the first quarter dividend distribution, payable on April 15, 2010 to stockholders as of record as of March 31, 2010, will be $1.0325 per share.  On an annualized basis, the dividend represents a distribution of $4.13 per common share.

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

Securities Authorized for Issuance under Equity Compensation Plans

See our disclosure in the 2010 Proxy Statement under the heading “Equity Compensation Plan Information”, which disclosure is incorporated herein by reference.

Issuance of Registered Equity Securities

During April through December 2009, the Company sold 2,740,450 shares of common stock for proceeds of $198.5 million, net of fees and commissions.  These sales were pursuant to a registration statement and the Company used the net proceeds from the stock offerings to pay down debt, repurchase preferred stock, fund redevelopment and development pipelines, fund acquisitions, and invest in marketable securities.

Issuer Purchases of Equity Securities – Common Stock and Series G Cumulative Convertible Preferred Stock

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that the Company announced on May 16, 2001.  During 2007 the Company repurchased and retired 323,259 shares of its common stock for approximately $32.6 million.  During January 2008, the Company repurchased and retired 143,400 shares of its common stock for approximately $13.7 million.  During February 2009, the Company repurchased and retired 350,000 shares of its common stock for approximately $20.3 million.  Since the Company announced the inception of the stock repurchase plan, the Company has repurchased and retired 816,659 shares for $66.6 million at an average stock price of $81.56 per share, including commissions as of December 31, 2009.

During 2009, under the authorization of the stock repurchase plan the Company repurchased $145.0 million in liquidation value of 4.875% Series G Cumulative Convertible Preferred Stock at a discount to par value for cash paid of $91.6 million, including the repurchase of $1.5 million of Series G Preferred Stock at a discount to par value for cash paid of $1.1 million, during the fourth quarter of 2009. The Company has the authorization to repurchase an additional $41.8 million of stock under the stock repurchase plan.  The following table summarizes stock repurchases for the fourth quarter of 2009:

Security Type	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount that May Yet be Purchased Under the Plans or Programs
Series G	11/9/09	60,000	$18.13	60,000	$41,785,740

Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2004 and that all dividends were reinvested (1).

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Essex Property Trust, Inc.	100.00	114.43	165.12	128.64	105.47	121.92
NAREIT All Equity REIT Index	100.00	112.16	151.49	127.72	79.53	101.79
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11

 (1) Common stock performance data is provided by SNL Financial.

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company from January 1, 2005 through December 31, 2009.

		Years Ended December 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)
	($ in thousands, except per share amounts)
OPERATING DATA:
REVENUES
Rental and other property	$407,064	$403,268	$369,659	$324,934	$293,828
Management and other fees from affiliates	4,325	5,166	5,090	5,030	10,951
	411,389	408,434	374,749	329,964	304,779
EXPENSES
Property operating expenses	139,711	132,417	121,475	109,120	99,235
Depreciation and amortization	118,027	109,701	96,598	76,109	72,891
Interest	86,016	85,063	85,896	78,705	72,696
General and administrative	23,704	26,984	26,673	22,759	21,686
Impairment and other charges	17,442	1,350	800	1,770	5,827
	384,900	355,515	331,442	288,463	272,335
Earnings from operations	26,489	52,919	43,307	41,501	32,444

Interest and other income	13,040	11,337	10,310	6,176	8,524
Gain on early retirement of debt	4,750	3,997	-	-	-
Equity income (loss) in co-investments	670	7,820	3,120	(1,503)	18,553
Gain on the sales of real estate	103	4,578	-	-	6,391
Income before discontinued operations	45,052	80,651	56,737	46,174	65,912
Income from discontinued operations	8,687	3,744	146,324	34,399	36,644
Net income	53,739	84,395	203,061	80,573	102,556

Net income attributable to noncontrolling interest	(16,631)	(22,255)	(90,961)	(21,168)	(23,384)
Net income attributable to controlling interest	37,108	62,140	112,100	59,405	79,172
Dividends to preferred stockholders	(4,860)	(9,241)	(9,174)	(5,145)	(1,953)
Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	49,952	-	-	-	-
Net income available to common stockholders	$82,200	$52,899	$102,926	$54,260	$77,219
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$2.72	$1.96	$1.14	$0.98	$1.88
Net income available to common stockholders	$3.01	$2.10	$4.19	$2.35	$3.35
Weighted average common stock outstanding	27,270	25,205	24,548	23,082	23,039
Diluted:
Income before discontinued operations available to common stockholders	$2.61	$1.95	$1.11	$0.96	$1.85
Net income available to common stockholders	$2.91	$2.09	$4.10	$2.30	$3.30
Weighted average common stock outstanding	29,747	25,347	25,101	23,551	23,389
Cash dividend per common share	$4.12	$4.08	$3.72	$3.36	$3.24

	As of December 31,
	2009	2008	2007	2006	2005
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated Depreciation)	$3,412,930	$3,279,788	$3,117,759	$2,669,187	$2,431,629
Net investment in rental properties	2,663,466	2,639,762	2,575,772	2,204,172	2,042,589
Real estate under development	274,965	272,273	233,445	107,620	54,416
Total assets	3,254,637	3,164,823	2,980,323	2,485,840	2,239,290
Total secured indebtedness	1,832,549	1,588,931	1,362,873	1,186,554	1,129,918
Total unsecured indebtedness	14,893	165,457	282,486	208,765	205,077
Cumulative convertible preferred stock	4,349	145,912	145,912	145,912	-
Cumulative redeemable preferred stock	25,000	25,000	25,000	25,000	25,000
Stockholders' equity	1,053,096	852,227	803,417	628,846	600,946

	As of and for the years ended December 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)
OTHER DATA:
Net income	$53,739	$84,395	$203,061	$80,573	$102,556
Interest expense	86,016	85,063	85,896	78,705	72,696
Tax expense	-	-	396	525	2,538
Depreciation and amortization	118,422	113,294	102,250	83,034	80,149
EBITDA(2)	258,177	282,752	391,603	242,837	257,939

Same-property gross operating margin(3)(4)	66%	67%	67%	67%	66%
Average same-property monthly rental rate per apartment unit(4)(5)	$1,349	$1,401	$1,314	$1,225	$1,149
Average same-property monthly operating expenses per apartment unit(4)(6)	$470	$456	$437	$421	$395
Total apartment units (at end of period)	27,248	26,992	27,489	27,553	26,587
Same-property occupancy rate(7)	97%	96%	96%	96%	97%
Total communities (at end of period)	133	134	134	130	126
(1)
The results of operations for 2008, 2007, 2006 and 2005 have been revised to reflect discontinued operations for properties sold subsequent to December 31, 2008 along with the retrospective adoption of accounting standards adopted on January 1, 2009 for noncontrolling interests and exchangeable bonds.

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

OVERVIEW

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  The Company owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership.  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2009, had an approximately 92.3% general partner interest in the Operating Partnership.

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

As of December 31, 2009, we had ownership interests in 133 apartment communities, comprising 27,248 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties)

Northern California (the San Francisco Bay Area)

Seattle Metro (Seattle metropolitan area)

As of December 31, 2009, we also had ownership interests in four office buildings (with approximately 215,840 square feet).

As of December 31, 2009, our consolidated development pipeline was comprised of four development projects, two predevelopment projects and five land parcels held for future development or sale aggregating 2,242 units, with total incurred costs of $275.0 million, and estimated remaining project costs of approximately $155.2 million for total estimated project costs of $430.2 million.

By region, the Company's operating results for 2008 and 2009 projected new housing supply, job growth, and market rent analysis are as follows:

Southern California Region:  As of December 31, 2009, this region represented 51% of the Company’s consolidated apartment units.  During the year ended December 31, 2009, Same-Property (as defined below) revenues decreased 2.9% in 2009 as compared to 2008.  The Company expects in 2010 new residential supply of 3,300 multifamily and 5,050 single family homes and which represents a total new supply of 0.2% of existing stock.  The Company assumes a return to growth in this region with an increase of 28,500 jobs or 0.4% growth, and to experience an increase in market rents of 1.1% in 2010.

Northern California Region:  As of December 31, 2009, this region represented 28% of the Company’s consolidated apartment units.  Same-Property revenues decreased 1.9% in 2009 as compared to 2008.  The Company expects in 2010 new residential supply of 1,600 multifamily and 3,500 single family homes which represents a total new supply of 0.2% of existing stock.  The Company assumes a slight return to growth in this region with an increase of 10,000 jobs and to experience an increase in market rents of 0.2% in 2010.

Seattle Metro Region: As of December 31, 2009, this region represented 21% of the Company’s consolidated apartment units.  Same-Property revenues decreased 4.0% in 2009 as compared to 2008.  The Company expects in 2010 new residential supply of 2,500 multifamily and 3,500 single family homes which represents a total new supply of 0.5% of existing stock.  The Company assumes a slight return to growth in this region with an increase of 7,500 jobs, but to experience a further reduction in market rents of 2.5% in 2010.

Despite the Company’s 2010 forecast for market rents to be flat for its Portfolio, the Company expects 2010 same-property revenues to decline approximately 5.5% compared to 2009 results, as existing leases lower to market rents during 2010.

The Company’s consolidated apartment communities are as follows:

	As of December 31, 2009		As of December 31, 2008
	Apartment Units	%	Apartment Units	%
Southern California	12,339	51%	12,500	51%
Northern California	6,695	28%	6,457	27%
Seattle Metro	5,249	21%	5,338	22%
Total	24,283	100%	24,295	100%

Co-investments including Fund II communities and communities in discontinued operations are not included in the table presented above for both years.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2009 to the Year Ended December 31, 2008

Our average financial occupancies for the Company’s stabilized apartment communities or “2009/2008 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2009 and 2008) increased 70 basis points to 97.0% for 2009 from 96.3% for 2008.   Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Company’s 2009/2008 Same-Property portfolio for financial occupancy for the years ended December 31, 2009 and 2008 is as follows:

	Years ended
	December 31,
	2009	2008
Southern California	96.6%	95.6%
Northern California	97.7%	97.4%
Seattle Metro	97.2%	96.7%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2009/2008 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2009	2008	Change	Change
Property Revenues ($ in thousands)
2009/2008 Same-Properties:
Southern California	55	$183,246	$188,807	$(5,561)	(2.9	) %
Northern California	24	104,316	106,301	(1,985)	(1.9)
Seattle Metro	22	58,041	60,430	(2,389)	(4.0)
Total 2009/2008 Same-Property revenues	101	345,603	355,538	(9,935)	(2.8)
2009/2008 Non-Same Property Revenues (1)		61,461	47,730	13,731	28.8
Total property revenues		$407,064	$403,268	$3,796	0.9%

(1)  Includes three communities acquired after January 1, 2008, eight redevelopment communities, two development communities, and three commercial buildings.

2009/2008 Same-Property Revenues decreased by $9.9 million or 2.8% to $345.6 million for 2009 compared to $355.5 million in 2008.  The decrease was primarily attributable to a decrease in scheduled rents of $13.9 million or a decrease of 3.9%.  Average monthly rental rates for the 2009/2008 Same-Property communities were $1,349 per unit for 2009 compared to $1,368 per unit for 2008.  Scheduled rents decreased in all regions including a decrease in scheduled rents of 4.3%, 2.5%, and 5.5% in Southern California, Northern California, and Seattle Metro, respectively.  The decrease in scheduled rents was partially offset by an increase of occupancy of 70 basis points or $3.2 million, from 96.3% for 2008 to 97.0% for 2009, ratio utility billing system (“RUBS”) income increased $1.3 million, and other income, rent concessions and bad debt expense were consistent between years.  The Company forecasts that although market rents are expected to be flat during 2010, Same-Property revenues will continue to decrease in 2010 by 5.5%, due to an anticipated decrease in scheduled rents compared to 2009.

2009/2008 Non-Same Property Revenues increased by $13.7 million or 28.8% to $61.5 million for 2009 from $47.7 million for 2008.  The increase was primarily due to three new communities acquired since January 1, 2008, two development communities in lease-up and eight communities that are in redevelopment and classified in non-same property results.

Management and other fees from affiliates decreased $0.8 million to $4.3 million in 2009 compared to $5.2 million in 2008.  Property management fees earned from Fund II increased by $0.3 million in 2009 compared to 2008, and the increase was offset by a decrease of $1.1 million in development and redevelopment fees earned from Fund II during 2009 compared to 2008.

Property operating expenses, excluding real estate taxes increased $3.6 million or 3.7% for 2009 compared to 2008, primarily due to the acquisition of three new properties, and the completion of two development properties.  2009/2008 Same-Property operating expenses excluding real estate taxes increased slightly by $0.4 million or 0.5% for 2009 compared to 2008.

Real estate taxes increased $3.7 million or 11.1% for 2009 compared to 2008, primarily due to the acquisition of three new communities, the completion of two development properties and increases in real estate taxes in the Seattle Metro area of $0.6 million or 13.1% for the Seattle Metro 2009/2008 Same-Property region compared to 2008.  Also there were increases in assessments for the Company’s California communities that are limited to 2% per year.  Total 2009/2008 Same-Property real estate taxes increased $1.1 million or 3.9% compared to 2008.

Depreciation expense increased by $8.3 million or 7.6% for 2009 compared to 2008, due to the acquisition of three new communities, and the completion of two development properties. Depreciation expense also increased due to the capitalization of approximately $55.6 million in additions to rental properties during 2009 including $26.7 million spent on redevelopment and revenue generating capital expenditures along with a full year of depreciation expense in 2009 versus a partial year of depreciation expense in 2008 for 2008 improvements capitalized.

General and administrative expense decreased $3.3 million or 12.2% for 2009 compared to 2008, primarily due to a workforce reduction of corporate employees in the fourth quarters of 2009 and 2008 along with other cost control measures implemented by the Company.

Impairment and other charges were $17.4 million for 2009 due to the write-off of development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company, $3.8 million of non-cash expense related to cancellation of the Outperformance Plan, and the write-off of $5.8 million investment in a predevelopment joint venture, $0.6 million recorded for additional loan loss reserves related a note receivable secured by an apartment community in the Portland Metropolitan Area, and $0.6 million for severance charges related to a workforce reduction.  During 2008, the company recorded impairment and other charges of $1.4 million consisting of $0.7 million for loan loss reserves for a note receivable, and $0.7 million for severance charges related to a workforce reduction.

Gain on early retirement of debt was $4.8 million for 2009 and $4.0 million for 2008, due to the repurchase of 3.625% exchangeable bonds totaling $166.7 million in 2009 and $53.3 million in 2008 at a discount to par value.  As of December 31, 2009, only $5.0 million of the original $225.0 exchangeable bonds issuance was outstanding.

Gain on sale of real estate of $0.1 million for 2009 related to the sale of the remaining condominium units at Eastridge.  Gain of sale of real estate of $4.6 million for 2008 resulted from the recognition of a gain on sale of $1.8 million and $0.9 million related to the sale of Green Valley and Circle RV parks, respectively, $1.5 million gain that was previously deferred on the gain on sale of the 2005 sale of Eastridge Apartments, gain of $0.2 million on the sale of the 90 Archer land parcel, and a gain of $0.1 million on the sale of three condominiums.  The Eastridge $1.5 million gain recognized is equal to the estimated fair value of seven condominium units received in satisfaction of the note receivable issued in connection with the sale of Eastridge Apartments.

Interest and other income increased by $1.7 million for 2009 due to a variety factors including an increase in  interest income of approximately $7.0 million  as a result of significant increases in the average balances for marketable securities held in 2009 compared to 2008, a $1.0 million gain generated from the sale of marketable securities, and $0.7 million generated from TRS activities.  These increases were partially offset by a $6.3 million decrease in lease income due to the sale of the Company’s remaining RV parks in 2008, and the lease for the Cadence campus expiring in January 2009 along with a decrease of interest on structured finance loans of $0.6 million for 2009 compared to 2008.

Equity income in co-investments decreased by $7.2 million for 2009 compared to 2008 due primarily to the $6.3 million of preferred income recognized in 2008 from the Mountain Vista joint venture.  In 2009 the Company was no longer invested  in this joint venture.  The remainder of the difference in equity income for 2009 compared to 2008 is due to a decrease in equity income of $0.9 million earned from Essex Apartment Value Fund II.

Income from discontinued operations for 2009 includes operating results of the apartment communities sold in 2009 including Maple Leaf which sold for a gain of $2.9 million, Spring Lake which was sold for a gain of $2.5 million, Carlton Heights and Grand Regency which sold for a combined gain of $2.5 million, and Mountain View which was sold for a gain of $0.8 million.  Discontinued operations for 2008 includes the operating results of the apartment communities sold in 2009 along with those sold in 2008 including Coral Gardens which sold for a gain of $3.4 million, and Cardiff by the Sea and St. Cloud which sold for a combined gain of $46,000.

Comparison of Year Ended December 31, 2008 to the Year Ended December 31, 2007

Our average financial occupancies for the Company’s stabilized apartment communities or “2008/2007 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2008 and 2007) increased 50 basis points to 96.3% for 2008 from 95.8% for 2007.

The regional breakdown of the Company’s stabilized 2008/2007 Same-Property portfolio for financial occupancy for the years ended December 31, 2008 and 2007 is as follows:

	Years ended
	December 31,
	2008	2007
Southern California	95.5%	95.5%
Northern California	97.5%	96.5%
Seattle Metro	96.9%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2008/2007 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2008	2007	Change	Change
Property Revenues ($ in thousands)
2008/2007 Same-Properties:
Southern California	53	$184,222	$181,417	$2,805	1.5%
Northern California	18	79,389	72,611	6,778	9.3
Seattle Metro	21	61,007	56,616	4,391	7.8
Total 2008/2007 Same-Property revenues	92	324,618	310,644	13,974	4.5
2008/2007 Non-Same Property Revenues (1)		78,650	59,015	19,635	33.3
Total property revenues		$403,268	$369,659	$33,609	9.1%

(1)   Includes ten communities acquired subsequent to January 1, 2007, ten redevelopment communities, three office buildings and two development communities.

2008/2007 Same-Property Revenues increased by $14.0 million or 4.5% to $324.6 million for 2008 compared to $310.6 million for 2007.  The increase was primarily attributable to an increase in scheduled rents of $12.0 million or 3.8% as compared to 2007.  Average monthly rental rates for 2008/2007 Same-Property communities were $1,401 per unit for 2008 compared to $1,349 per unit for 2007.  The increase in occupancy of 50 basis points in 2008 compared to 2007 increased revenues by $0.9 million.   Bad debt expense and rent concessions modestly decreased by $0.1 million, ratio utility billing system (“RUBS”) income increased $0.8 million, and ancillary property income increased $0.4 million for 2008 compared to 2007.

2008/2007 Non-Same Property Revenues increased by $19.6 million or 33.3% to $78.7 million for 2008 compared to $59.0 million for 2007.  The increase was primarily due to ten communities acquired since January 1, 2007, and the lease-up of two development communities.

Management and other fees from affiliates increased only slightly by $0.1 million to $5.2 million in 2008.  These fees consist of $5.2 million in fee income from Fund II in 2008, and $4.8 million in fee income from Fund II and $0.3 million in promote income from Fund I in 2007.

Property operating expenses, excluding real estate taxes increased $9.1 million or 10.1% for 2008 compared to 2007, primarily due to the acquisition of ten communities, and the completion of two development communities.  2008/2007 Same-Property operating expenses excluding real estate taxes increased by $4.6 million or 6.1% for 2008 compared to 2007, due mainly to an increase in repairs and maintenance and turnover expenses compared to 2008.

Real estate taxes increased $1.8 million or 5.9% for 2008 compared to 2007, primarily due to the acquisition of ten communities since January 1, 2007, and the completion of two development communities along with increases in assessments for the Company’s California communities that are limited to 2% per year and large increases in assessments experienced in 2008 for communities located in the Seattle metropolitan area.

Depreciation expense increased by $13.1 million or 13.6% for 2008 compared to 2007, due to the acquisition of ten communities, and the completion of two development community, and the capitalization of approximately $88.0 million in additions to rental properties during 2008 including $55.5 million spent on redevelopment and revenue generating capital expenditures along with a full year of depreciation expense in 2008 versus a partial year of depreciation expense in 2007 for 2007 improvements capitalized..

Impairment and other charges of $1.4 million for 2008 consists of $0.7 million for loan loss reserve on a note receivable related to an apartment community located in the Portland metropolitan area, and a $0.7 million severance charged related to a workforce reduction of corporate employees in the fourth quarter 2008.  Other charges totaling $0.8 million for 2007 relate to a loan loss reserve of $0.5 million on a note receivable related to a condominium projected located in Sherman Oaks, California, and a $0.3 million accrual for unpaid business taxes related to the sale of Essex on Lake Merritt in 2004.

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

Gain on early retirement of debt was $4.0 million for 2008 compared to $0 for 2007 resulting from the repurchase of $53.3 million of 3.625% exchangeable bonds due in 2025 at a discount to par value.

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

Income from discontinued operations for 2008 includes the operating results for communities sold in 2009 and the operating results and gain on sale of $3.4 million from the 2008 sale of Coral Gardens, the operating results and gain on sale of Cardiff by the Sea and St. Cloud for a combined gain of $46,000.  For 2007, income from discontinued operations includes the operating results for communities sold in 2009 and 2008 and the operating results and a gain from the sale of four communities in the Portland metropolitan region of $52.9 million, sale of the City Heights joint venture property for a gain of $78.3 million, $10.3 million in fees from the joint venture partner, the net gain on sale of 21 condominiums at Peregrine Point for $1.0 million.   The Company’s share of the gain on City Heights was $13.7 million.  The joint venture partners’ share of this gain was $64.6 million which is included in net income attributable to noncontrolling interest in the consolidated statement of operations for 2007.

Liquidity and Capital Resources

In June 2009, Standard and Poor's (“S&P”) reaffirmed its corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio, L.P.

At December 31, 2009, the Company had $20.7 million of unrestricted cash and cash equivalents and $134.8 million in marketable securities held available for sale.  The Company believes that cash flows generated by its operations, existing cash and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2010.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two outstanding lines of credit in the aggregate of $450.0 million committed as of December 31, 2009.  The Company has a $200.0 million unsecured line of credit and, as of December 31, 2009, there was a $10.0 million balance on this unsecured line at an average interest rate of 3.4%.  The underlying interest rate on the $200.0 million line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 3.0%, and the line matures in December 2010 with two one-year extensions, exercisable by the Company.  The Company also has a credit facility from Freddie Mac which was expanded from $150.0 million to $250.0 million during the fourth quarter of 2009, which matures in December 2013.  This line is secured by eleven apartment communities.  As of December 31, 2009, the Company had $229.0 million outstanding under this line of credit at an average interest rate of 1.7%.  The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  The Company’s unsecured line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest, and amortization.  The Company was in compliance with the line of credit covenants as of December 31, 2009 and 2008.

The Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $149.5 million during 2006.

During 2009, the Company repurchased $145.0 million in liquidation value of Series G Preferred Stock at a discount to par value for cash paid of $50.0 million, and the carrying value of the remaining Series G Preferred Stock was $4.3 million as of December 31, 2009.  The Company may continue to repurchase Series G Preferred Stock.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200.0 million.  The program supersedes the common stock repurchase plan that the Company announced on May 16, 2001.  During the first quarter of 2009, the Company under its stock repurchase program repurchased 350,000 shares of common stock for $20.3 million, net of fees and commissions, and in the first quarter of January 2008, the Company under its stock repurchase program repurchased 143,400 shares of common stock for $13.7 million, net of fees and commissions.  As of December 31, 2009,  after the Series G Preferred Stock repurchases described above, the Company has authorization to repurchase an additional $41.8 million of stock under the stock repurchase plan.

The Company, through its Operating Partnership, in 2005 issued $225.0 million of outstanding exchangeable bonds (the “Bonds”) with a coupon of 3.625% due 2025.  The Bonds are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Company.  During 2008, the Company repurchased $53.3 million of these Bonds at a discount to par value, and in 2009 the Company repurchased $166.7 million of these bonds at a discount to par value.  As of December 2009, the carrying value of the Bonds outstanding totaled $4.9 million.

During the first quarter of 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

As of December 31, 2009, the Company’s mortgage notes payable totaled $1.60 billion which consisted of $1.4 billion in fixed rate debt with interest rates varying from 4.87% to 8.29% and maturity dates ranging from 2010 to 2019 and $251.6 million of variable rate debt including $214.1 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 2.1%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2020 to 2039, and $197.1 million is subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in bank money market accounts and short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

Derivative Activity

As of December 31, 2009 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from October 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $197.1 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $251.6 million of tax exempt variable rate debt.  At December 31, 2009 the aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $30.5 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.3 million.  The overall fair value of the derivatives changed by $43.0 million during the year ended December 31, 2009 to a net liability of $30.2 million as of December 31, 2009, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the accompanying consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the years ended December 31, 2009 and 2008.

Issuance of Common Stock

Pursuant to its controlled equity offering program with Cantor Fitzgerald & Co., in 2009, Company issued 2,740,450 shares of common stock for $198.5 million, net of fees and commissions, and in 2008, the Company issued 1,209,050 shares of common stock for $142.8 million, net of fees and commissions.  Under this controlled equity offering program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt and fund the development pipeline.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property.  For the year ended December 31, 2009, non-revenue generating capital expenditures totaled approximately $1,080 per unit. The Company expects to incur approximately $1,100 per unit in non-revenue generating capital expenditures for the year ended December 31, 2010.  These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue.  The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2009 and/or the funding thereof will not be significantly different than the Company’s current expectations.

Development and Predevelopment Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2009, excluding development projects owned by Fund II, the Company had four development projects comprised of 581 units for an estimated cost of $216.1 million, of which $65.9 million remains to be expended.  See discussion in the section, “Development and redevelopment activities may delayed, not completed, and/or not achieve expected results” in Item 1A, Risk Factors, of this Form 10-K.

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2009, the Company had two development projects aggregating 332 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2009 was $143.0 million, of which $89.3 million remains to be expended.   The Company may also acquire land for future development purposes or sale.   The Company has incurred $71.1 million in costs related to land held for future development or sale aggregating 1,329 units as of December 31, 2009.

The Company expects to fund the development and predevelopement pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2009, the Company had ownership interests in nine major redevelopment communities aggregating 2,659 apartment units with estimated redevelopment costs of $128.0 million, of which approximately $41.6 million remains to be expended.

Alternative Capital Sources

Essex Apartment Value Fund II, L.P. (“Fund II”), has eight institutional investors, and the Company, with combined partner equity commitments of $265.9 million which were fully contributed in 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized debt as leverage equal to approximately 55%  upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area.  As of October 2006, Fund II was fully invested and closed for any future acquisitions or development.  As of December 31, 2009, Fund II owned fourteen apartment communities.  No communities have been sold by Fund II.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at December 31, 2009, and the effect such obligations could have on our liquidity and cash flow in future periods:

		2011 and	2013 and
($ in thousands)	2010	2012	2014	Thereafter	Total
Mortgage notes payable	$155,869	$205,411	$251,154	$991,116	$1,603,549
Exchangeable bonds	4,893	-	-	-	4,893
Lines of credit	10,000	-	229,000	-	239,000
Interest on indebtedness (1)	87,213	136,461	101,822	206,319	531,815
Development commitments	65,900	-	-	-	65,900
Redevelopment commitments	36,198	-	-	-	36,198
	$360,073	$341,872	$581,976	$1,197,435	$2,481,355

(1) Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2009.

Variable Interest Entities

In accordance with the Financial Accounting Standards Board (“FASB”) accounting standard entitled, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), an office building that is subject to loans made by the Company, and 55 low income housing units.  The Company consolidates these entities because it is deemed the primary beneficiary.  The total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $237.9 million and $164.4 million as of  December 31, 2009 and $256.0 million and $169.1 million  as of December 31, 2008, respectively.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2009, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

The Company assesses each entity in which it has an investment or contractual relationship to determine if it may be deemed to be a VIE.  If such an entity is a VIE, then the Company performs an analysis to determine who is the primary beneficiary.  If the Company is the primary beneficiary, then the entity is consolidated.  The analysis required to identify VIEs and primary beneficiaries is complex and judgmental, and the analysis must be applied to various types of entities and legal structures.

The Company assesses the carrying value of its real estate investments by monitoring investment market conditions and performance compared to budget for operating properties and joint ventures, and by monitoring estimated costs for properties under development.  Local market knowledge and data is used to assess carrying values of properties and the market value of acquisition opportunities.  Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated.  If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Adverse changes in market conditions or poor operating results of real estate investments could result in impairment charges.  When the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property.  The criteria for determining when a property is held for sale requires judgment and has potential financial statement impact as depreciation would cease and an impairment loss could occur upon determination of held for sale status.  Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.  With respect to investments in and advances to joint ventures and affiliates, the Company looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties.  Further the Company evaluates whether its co-investments have other than temporary impairment and, if so, records an additional write down.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects,  its 2010 acquisition plan and its 2010 disposition plan, expectation as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet operating requirements  and anticipated cash needs and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's and development and redevelopment pipeline, the anticipated performance of existing properties, anticipated property and growth trends in various geographic regions, statements regarding the Company's financing activities, and the use of proceeds from such activities.

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

Potential Factors Affecting Future Operating Results

Many factors affect the Company’s actual financial performance and may cause the Company’s future results to be different from past performance or trends.  These factors include those set forth under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

The following table sets forth the Company’s calculation of FFO for 2009 and 2008.

	For the year
	ended	For the quarter ended
	12/31/09	12/31/09	9/30/09	6/30/09	3/31/09
Net income available to common stockholders	$82,200,000	$6,781,000	$21,739,000	$11,415,000	$42,265,000
Adjustments:
Depreciation and amortization	118,522,000	30,349,000	29,895,000	29,073,000	29,204,000
Gains not included in FFO, net of internal disposition cost	(7,943,000)	(2,852,000)	(2,237,000)	(626,000)	(2,225,000)
Noncontrolling interests and co-investments(1)	7,607,000	1,510,000	1,394,000	2,141,000	2,563,000
Funds from operations	$200,386,000	$35,788,000	$50,791,000	$42,003,000	$71,807,000
Weighted average number of shares outstanding diluted(2)	29,746,614	30,893,169	30,070,076	29,303,695	28,692,959

	For the year
	ended	For the quarter ended
	12/31/08	12/31/08	9/30/08	6/30/08	3/31/08
Net income available to common stockholders	$52,899,000	$17,954,000	$11,421,000	$8,744,000	$14,780,000
Adjustments:
Depreciation and amortization	113,293,000	28,296,000	28,581,000	28,682,000	27,734,000
Gains not included in FFO	(7,849,000)	(5,356,000)	(2,493,000)	-	-
Noncontrolling interests and co-investments(1)	9,181,000	2,733,000	2,134,000	1,808,000	2,312,000
Funds from operations	$167,524,000	$43,627,000	$39,643,000	$39,234,000	$44,826,000
Weighted average number of shares outstanding diluted(2)	27,807,946	28,663,993	27,910,297	27,623,939	27,398,605

(1)  Amount includes the following: (i) minority interest related to Operating Partnership units, and (ii) add back of depreciation expense from unconsolidated co-investments and less depreciation attributable to third-party ownership of consolidated co-investments.
(2)  Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

The following table sets forth the Company’s cash flows for 2009 and 2008 ($ in thousands).

	For the year
	ended	For the quarter ended
	12/31/09	12/31/2009	9/30/2009	6/30/2009	3/31/2009
Cash flow provided by (used in):
Operating activities	$173,587	$25,925	$58,428	$34,171	$55,063
Investing activities	(218,958)	(75,453)	(48,864)	(91,044)	(3,597)
Financing activities	24,122	(11,754)	6,943	57,096	(28,163)

	For the year
	ended	For the quarter ended
	12/31/08	12/31/2008	9/30/2008	6/30/2008	3/31/2008
Cash flow provided by (used in):
Operating activities	$181,241	$38,193	$53,315	$42,498	$47,235
Investing activities	(285,023)	(41,054)	(148,104)	(69,849)	(26,016)
Financing activities	135,735	11,366	107,198	37,989	(20,818)

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate forward-starting swaps as part of its cash flow hedging strategy.  As of December 31, 2009, we have entered into seven forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability of forecasted interest payments associated with expected financings between 2010 and 2011.  As of December 31, 2009, the Company also had $490.6 million of variable rate indebtedness, of which $197.1 million is subject to interest rate cap protection.   All of our derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2009.  The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of December 31, 2009.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2009.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimate Fair	+ 50	- 50
($ in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$375,000	2010-2011	$(30,473)	$(14,751)	$(47,676)
Interest rate caps	197,114	2010-2014	317	581	162
Total cash flow hedges	$572,114	2010-2013	$(30,156)	$(14,170)	$(47,514)

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its unsecured bank line debt approximates fair value as of December 31, 2008 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Company for similar instruments. Management has estimated that the fair value of the Company’s $1.36 billion of fixed rate mortgage notes payable at December 31, 2009 approximates its fair value and the Company’s $490.6 million of variable rate debt at December 31, 2009 is $458.7 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.

	For the Years Ended December 31,
	2010(1)	2011(2)	2012	2013	2014	Thereafter	Total	Fair value
($ in thousands)
Fixed rate debt	$149,262	$148,122	$31,303	$188,882	$62,272	$777,004	$1,356,845	$1,360,574
Average interest rate	7.8%	6.4%	5.4%	5.8%	5.7%	5.7%
Variable rate debt	$21,500	$25,985	$-	$229,000	$-	$214,112 (3)	$490,597	$458,696
Average interest rate	3.4%	1.8%	-	1.7%	-	2.1%

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

(3) $197.1 million subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2009; it does not consider those exposures or positions that could arise after that date.  As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise during the period.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 18, 2010.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 18, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 18, 2010.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 18, 2010.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 18, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements
(1)	Consolidated Financial Statements	Page
	Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets:
	As of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations:
	Years ended December 31, 2009, 2008 and 2007	F-5

Consolidated Statements of Stockholders’ Equity, Noncontrolling Interest and Comprehensive Income:
	Years ended December 31, 2009, 2008 and 2007	F-6

Consolidated Statements of Cash Flows:
	Years ended December 31, 2009, 2008 and 2007	F-7

	Notes to the Consolidated Financial Statements	F-9

(2)	Financial Statement Schedule - Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2009	F-32

(3)	See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Essex Property Trust, Inc.:

We have audited Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Essex Property Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on Essex Property Trust Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, noncontrolling interest and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, noncontrolling interest and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Essex Property Trust Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009 Essex Property Trust, Inc. has changed its methods of accounting for exchangeable bonds and for noncontrolling interests.  These changes were made on a retrospective basis for all periods presented in the accompanying consolidated financial statements as a result of adoption of new accounting standards issued by the Financial Accounting Standards Board entitled “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion” and “Noncontrolling Interests in Consolidated Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of Essex Property Trust, Inc.’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 25, 2010

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except share amounts)

	2009	2008
ASSETS
Real estate:
Rental properties:
Land and land improvements	$684,955	$683,876
Buildings and improvements	2,727,975	2,595,912
	3,412,930	3,279,788
Less accumulated depreciation	(749,464)	(640,026)
	2,663,466	2,639,762

Real estate under development	274,965	272,273
Co-investments	70,783	76,346
	3,009,214	2,988,381
Cash and cash equivalents-unrestricted	20,660	41,909
Cash and cash equivalents-restricted	17,274	12,810
Marketable securities	134,844	23,886
Funds held by 1031 exchange facilitator	-	21,424
Notes and other receivables	36,305	47,637
Prepaid expenses and other assets	21,349	17,430
Deferred charges, net	14,991	11,346
Total assets	$3,254,637	$3,164,823

LIABILITIES AND STOCKHOLDERS' EQUITY AND NONCONTROLLING INTEREST
Mortgage notes payable	$1,603,549	$1,468,931
Lines of credit	239,000	120,000
Exchangeable bonds	4,893	165,457
Accounts payable and accrued liabilities	38,514	38,223
Construction payable	10,327	18,605
Dividends payable	33,750	32,124
Cash flow hedge liabilities	30,156	73,129
Other liabilities	16,558	16,444
Total liabilities	1,976,747	1,932,913
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,890,000 issued, and 178,249 and 5,890,000 outstanding	4,349	145,912
Stockholders' equity and noncontrolling interest:
Common stock; $.0001 par value, 649,702,178 shares authorized;
28,849,779 and 26,395,807 shares issued and outstanding	3	3
Cumulative redeemable preferred stock; $.0001 par value:
7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares authorized and no shares issued or outstanding	-	-
Additional paid-in capital	1,275,251	1,043,984
Distributions in excess of accumulated earnings	(222,952)	(141,336)
Accumulated other comprehensive (loss) income	(24,206)	(75,424)
Total stockholders' equity	1,053,096	852,227
Noncontrolling interest	220,445	233,771
Total stockholders' equity and noncontrolling interest	1,273,541	1,085,998
Total liabilities, stockholders' equity and noncontrolling interest	$3,254,637	$3,164,823

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share and share amounts)

	2009	2008	2007
Revenues:
Rental and other property	$407,064	$403,268	$369,659
Management and other fees from affiliates	4,325	5,166	5,090
	411,389	408,434	374,749
Expenses:
Property operating, excluding real estate taxes	102,939	99,310	90,211
Real estate taxes	36,772	33,107	31,264
Depreciation and amortization	118,027	109,701	96,598
Interest	86,016	85,063	85,896
General and administrative	23,704	26,984	26,673
Impairment and other charges	17,442	1,350	800
	384,900	355,515	331,442
Earnings from operations	26,489	52,919	43,307

Interest and other income	13,040	11,337	10,310
Gain on early retirement of debt	4,750	3,997	-
Equity income in co-investments	670	7,820	3,120
Gain on sale of real estate	103	4,578	-
Income before discontinued operations	45,052	80,651	56,737
Income from discontinued operations	8,687	3,744	146,324
Net income	53,739	84,395	203,061
Net income attributable to noncontrolling interest	(16,631)	(22,255)	(90,961)
Net income attributable to controlling interest	37,108	62,140	112,100
Dividends to preferred stockholders	(4,860)	(9,241)	(9,174)
Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	49,952	-	-
Net income available to common stockholders	$82,200	$52,899	$102,926
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$2.72	$1.96	$1.14
Income from discontinued operations available to common stockholders	0.29	0.14	3.05
Net income available to common stockholders	$3.01	$2.10	$4.19

Weighted average number of shares outstanding during the year	27,269,547	25,205,367	24,548,003
Diluted:
Income before discontinued operations available to common stockholders	$2.61	$1.95	$1.11
Income from discontinued operations available to common stockholders	0.30	0.14	2.99
Net income available to common stockholders	$2.91	$2.09	$4.10

Weighted average number of shares outstanding during the year	29,746,614	25,346,520	25,100,974

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity, Noncontrolling Interest and Comprehensive Income
Years ended December 31, 2009, 2008 and 2007
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series F				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	Interest	Total
Balances at December 31, 2006	1,000	25,000	23,416	3	686,937	(97,457)	(2,273)	-	612,210
Adoption of new accounting pronouncements	-	-	-	-	20,523	(3,887)	-	235,720	252,356
Balances at December 31, 2006 (revised)	1,000	25,000	23,416	3	707,460	(101,344)	(2,273)	235,720	864,566
Comprehensive income:
Net income	-	-	-	-	-	112,100	-	90,961	203,061
Settlement of forward-starting swap	-	-	-	-	-	-	1,311	-	1,311
Change in fair value of cash flow hedges and amortization of gain on settlement of swap	-	-	-	-	-	-	(8,026)	-	(8,026)
Comprehensive (loss) income									196,346
Issuance of common stock under stock-based compensation plans	-	-	87	-	5,648	-	-	-	5,648
Issuance of common stock	-	-	1,671	-	213,672	-	-	-	213,672
Retirement of common stock	-	-	(323)	-	(32,644)	-	-	-	(32,644)
Conversion/reallocation of noncontrolling interest	-	-	26	-	(16,504)	-	-	16,504	-
Contributions from noncontrolling interest	-	-	-	-	-	-	-	33,267	33,267
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	(12,550)	(12,550)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(82,715)	(82,715)
Common and preferred stock dividends declared	-	-	-	-	-	(100,986)	-	-	(100,986)
Balances at December 31, 2007	1,000	25,000	24,877	3	877,632	(90,230)	(8,988)	281,187	1,084,604
Net income	-	-	-	-	-	62,140	-	22,255	84,395
Settlement of forward-starting swap	-	-	-	-	-	-	-	-	-
Change in fair value of cash flow hedges and amortization of settlement of swaps	-	-	-	-	-	-	(66,436)	-	(66,436)
Comprehensive (loss) income									17,959
Issuance of common stock under stock-based compensation plans	-	-	80	-	6,064	-	-	-	6,064
Issuance of common stock	-	-	1,209	-	142,751	-	-	-	142,751
Issuance of common stock in conjunction with:
Retirement of Series D Preferred	-	-	363	-	36,625	-	-	-	36,625
Retirement of common stock	-	-	(143)	-	(13,723)	-	-	-	(13,723)
Retirement of exchangeable bonds	-	-	-	-	(2,575)	-	-	-	(2,575)
Contribution from noncontrolling interest	-	-	-	-	-	-	-	10,500	10,500
Conversion/reallocation of noncontrolling interest	-	-	10	-	(2,790)	-	-	2,790	-
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	(58,747)	(58,752)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(24,214)	(24,214)
Common and preferred stock dividends declared	-	-	-	-	-	(113,246)	-	-	(113,246)
Balances at December 31, 2008	1,000	25,000	26,396	$3	$1,043,984	$(141,336)	$(75,424)	233,771	1,085,998
Comprehensive income:
Net income	-	-	-	-	-	37,108	-	16,631	53,739
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	39,354	3,534	42,888
Changes in fair value of marketable securities	-	-	-	-	-	-	11,864	1,066	12,930
Comprehensive income									109,557
Issuance of common stock under:
Stock option plans	-	-	62	-	943	-	-	-	943
Sale of common stock	-	-	2,741	-	198,511	-	-	-	198,511
Equity based compensation costs	-	-	-	-	6,859	-	-	276	7,135
Retirement of Series G Preferred	-	-	-	-	49,952	-	-	-	49,952
Retirement of common stock	-	-	(350)	-	(20,271)	-	-	-	(20,271)
Retirement of exchangeable bonds	-	-	-	-	(4,727)	-	-	-	(4,727)
Purchase of noncontrolling interest	-	-	-	-	-	-	-	-	-
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	(12,725)	(12,720)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(22,108)	(22,108)
Common and preferred stock dividends declared	-	-	-	-	-	(118,724)	-	-	(118,724)
Balances at December 31, 2009	1,000	25,000	28,849	$3	$1,275,251	$(222,952)	$(24,206)	$220,445	$1,273,541

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$53,739	$84,395	$203,061
Adjustments to reconcile net income to net cash provided by operating activities:
Company's share of gain on the sales of real estate	(8,729)	(7,995)	(66,574)
Joint venture partner's share of gain on the sales of real estate	-	-	(64,818)
Company's share of gain on the sales of co-investments assets	-	-	(2,046)
Gain on early retirement of debt	(4,750)	(3,997)	-
Amortization of discount on exchangeable bonds	1,985	3,977	3,903
Amortization of discount on marketable securities	(3,605)	-	-
Impairment loss and reserve for loan loss	13,452	650	500
Non-cash expense due to cancellation of outperformance plan	3,807	-	-
Gain on sale of marketable securities	(1,014)	-	-
Gain on co-investment	(530)	-	-
Equity income in co-investments excluding gain on sales of real estate	(670)	(7,644)	(320)
Depreciation and amortization	118,522	113,294	102,250
Amortization of deferred financing costs	2,964	3,001	3,071
Stock-based compensation	3,412	3,940	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,212)	(1,791)	2,458
Accounts payable and accrued liabilities	(2,898)	(7,453)	8,138
Other liabilities	114	864	1,254
Net cash provided by operating activities	173,587	181,241	190,877
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(16,000)	(87,533)	(336,312)
Improvements to recent acquisitions	(3,210)	(7,048)	(5,145)
Redevelopment	(25,812)	(48,941)	(38,618)
Revenue generating capital expenditures	(855)	(6,537)	(11,044)
Non-revenue generating capital expenditures	(25,722)	(25,205)	(22,620)
Additions to real estate under development	(120,844)	(124,126)	(142,967)
Dispositions of real estate	38,178	58,078	218,069
Changes in restricted cash and refundable deposits	11,995	(20,515)	467
Purchases of marketable securities	(116,402)	(83,261)	(7,776)
Sales of marketable securities	22,964	60,915	5,759
Proceeds from tax investor	3,762	-	-
Advances under notes and other receivables	(3,424)	(2,501)	(36,145)
Collections of notes and other receivables	15,728	5,695	3,724
Contributions to co-investments	(270)	(14,346)	(21,647)
Distributions from co-investments	954	10,302	16,385
Net cash used in investing activities	(218,958)	(285,023)	(377,870)
Cash flows from financing activities:
Borrowings under mortgage notes payable and lines of credit	453,570	896,471	866,397
Repayment of mortgage notes payable and lines of credit	(199,979)	(682,069)	(678,383)
Additions to deferred charges	(3,935)	(3,264)	(1,800)
(Payments) proceeds from settlement of derivative instruments	-	(3,083)	1,311
Retirement of exchangeable bonds	(161,084)	(49,258)	-
Retirement of common stock	(20,271)	(13,723)	(32,644)
Retirement of Series D preferred units, and Series G Preferred stock	(91,703)	(10,065)	-
Net proceeds from stock options exercised	943	4,884	4,321
Net proceeds from issuance of common stock	198,511	142,751	213,672
Contributions from noncontrolling interest partners	-	-	4,000
Distributions to noncontrolling interest partners	(22,108)	(24,214)	(82,715)
Redemption of noncontrolling interest limited partnership units	(12,720)	(13,205)	(9,233)
Dividends paid	(117,102)	(109,490)	(97,639)
Net cash provided by financing activities	24,122	135,735	187,287
Net (decrease) increase in cash and cash equivalents	(21,249)	31,953	294
Cash and cash equivalents at beginning of year	41,909	9,956	9,662
Cash and cash equivalents at end of year	$20,660	$41,909	$9,956

(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $10,463, $10,908 and $5,134 capitalized in 2009, 2008 and 2007, respectively	$81,878	$78,343	$79,531
Supplemental disclosure of noncash investing and financing activities:
Mortgage notes assumed by buyer in connection with sales of real estate	-	59,068	-
Mortgage notes assumed in connection with purchases of real estate	-	-	$43,839
Land contributed by a partner in a consolidated joint venture	-	$10,500	$22,200
Issuance of DownREIT units in connection with purchase of real estate	-	-	$7,067
Redemption of Series D Units for common stock	-	$36,625	-
Change in accrual of dividends	$1,626	$3,603	$3,611
Change in fair value of cash flow hedge liabilities	$42,973	$64,201	$8,026
Change in fair value of marketable securities	$12,900	$-	$-
Reclassification between stockholder's equity and noncontrolling interest resulting from conversions and equity transactions	-	$2,790	$16,504
Change in construction payable	$8,278	$13,240	$8,703

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

(1) Organization

The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. (the “Operating Partnership”, which holds the operating assets of the Company).

The Company is the sole general partner in the Operating Partnership with a 92.3% general partner interest and the limited partners owned a 7.7% interest as of December 31, 2009.  The limited partners may convert their Operating Partnership units into an equivalent number of shares of common stock.  Total Operating Partnership units outstanding were 2,398,479 and 2,413,078 as of December 31, 2009 and 2008, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $200.6 million and $185.2 million, as of December 31, 2009 and 2008, respectively. The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

As of December 31, 2009, the Company owned or had ownership interests in 133 apartment communities, (aggregating 27,248 units), five office and commercial buildings, and four active development projects (collectively, the “Portfolio”).  The communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated.

The Company consolidates 19 DownREIT limited partnerships (comprising twelve), an office building that is subject to loans made by the Company, and 55 low income housing units since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  As of December 31, 2008, the consolidated VIEs included a development joint venture, which is no longer a VIE as of December 31, 2009 as a result of the Company’s buyout of almost all of the co-investment’s interests.  The Company consolidates these entities because it is deemed the primary beneficiary.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $237.9 million and $164.4 million, respectively, as of December 31, 2009, and $256.0 million and $169.1 million, respectively, as of December 31, 2008.

The DownREIT VIEs collectively own twelve apartment communities in which Essex Management Company (“EMC”) is the general partner, the Operating Partnership is a special limited partner, and the other limited partners were granted rights of redemption for their interests.  Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis.  Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements.  The other limited partners receive distributions based on the Company's current dividend rate times the number of units held.  Total DownREIT units outstanding were 1,129,205 and 1,148,510 as of December 31, 2009 and 2008 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $94.5 million and $88.1 million, as of December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within noncontrolling interest in the accompanying consolidated balance sheets.

Noncontrolling interest includes the 7.7% and 8.4% limited partner interests in the Operating Partnership not held by the Company at December 31, 2009 and 2008, respectively and also includes the Operating Partnership’s vested long term incentive plan units (see Note 13).  The noncontrolling interest balance also includes the Operating Partnership’s cumulative redeemable preferred units (see Note 11).

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2009 and 2008, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

The Company capitalizes all costs incurred with the predevelopment, development or redevelopment of real estate assets or are associated with the construction or expansion of real property.  Such capitalized costs include land, land improvements, allocated costs of the Company’s project management staff, construction costs, as well as interest and related loan fees, property taxes and insurance.  Capitalization begins for predevelopment, development, and redevelopment projects when activity commences.  Capitalization ends when the apartment home is completed and the property is available for a new resident or if the development activities are put on hold.

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

For acquired in-place leases, the Company performs the following evaluation for communities acquired:

(1)	estimate the value of the real estate “as if vacant” as of the acquisition date;
(2)	allocate that value among land and building;
(3)	compute the value of the difference between the “as if vacant” value and the purchase price, which will represent the total intangible assets;
(4)	compute the value of the above and below market leases and determine the associated life of the above market/ below market leases;
(5)	compute the value of the at-market in-place leases or customer relationships, if any, and the associated lives of these assets.

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Such fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available.  Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell.  As of December 31, 2009 and 2008, no communities were classified as held for sale.

During the third quarter 2009, the Company wrote-off development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company.  The costs were included in impairment and other charges in the accompanying consolidated statement of operations.

In the normal course of business, the Company will receive purchase offers for its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  The Company classifies real estate as "held for sale" when all criteria under the accounting standard for the disposals of long-lived assets have been met.  In accordance with the standard, the Company presents income and gains/losses on communities sold as discontinued operations. Real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.  (See Note 6 for a description of the Company’s discontinued operations for 2009, 2008, and 2007).

(c) Co-investments

The Company owns investments in joint ventures (“co-investments”) in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with the accounting standards.  Therefore, the Company accounts for these investments using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company’s equity in earnings less distributions received and the Company’s share of losses.

A majority of these co-investments compensate the Company for its asset management services and some of these investments may provide promote distributions if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Asset management fees and promote fees are reflected in interest and other income and equity income in co-investments, respectively, in the accompanying consolidated statements of operations.

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

(f)  Marketable Securities

As of December 31, 2009 marketable securities consisted primarily of investment-grade unsecured bonds and to a lesser extent investment funds that invest in U.S. treasury or agency securities.  As of December 31, 2009 and 2008 the Company had classified the marketable securities as available for sale and the Company reports these securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard for fair value measurements as discussed in Note 2i), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses and interest income are included in interest and other income on the consolidated statement of operations.  Amortization of unearned discounts is included in interest income.

(g) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans that exceed one year and are secured by real estate.  Interest is recognized over the life of the note.

Each note is analyzed to determine if it is impaired.  A note is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The Company does not accrue interest when a note is considered impaired and a loan allowance is recorded for any principal that is not believed to be collectable. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income.

(h) Interest and Other Income

Interest income is generated primarily from cash balances and marketable securities as well as notes receivables.  Other income includes gains on sales of marketable securities and rental income from office buildings classified as real estate under development.  Other income also includes for 2008 and 2007 rental income for RV parks and a manufactured housing community, all of which were sold during 2008. Total interest and other income are comprised of the following for the years ended December 31:

($ in thousands)	2009	2008	2007
Interest income	$11,841	$4,817	$3,947
Rental income	185	6,520	6,363
Gains on sales of marketable securities	1,014	-	-
	$13,040	$11,337	$10,310

(i) Fair Value of Financial Instruments

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

The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds.  The Company uses Level 2 inputs for its investments in unsecured bonds, notes receivable, notes payable, and cash flow hedges.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for cash flow hedges is described in more detail in Note 9.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and other receivables from related parties, and notes and other receivables approximate fair value as of December 31, 2009 and December 31, 2008, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.36 billion and $1.39 billion of fixed rate debt at December 31, 2009 and 2008, respectively, approximates its cost basis.  Management has estimated the fair value of the Company’s $490.6 million and $371.1 million of variable rate debt at December 31, 2009 and 2008, respectively, is $458.7 million and $371.1 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of December 31, 2009 and 2008 due to the short-term maturity of these instruments.  Marketable securities and cash flow hedge liabilities are carried at fair value as of December 31, 2009 and 2008, as discussed above and in Note 9.

(j) Interest Rate Protection, Swap, and Forward Contracts

The Company uses interest rate swaps and interest rate cap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company records all derivatives on its consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.   Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

For derivatives not designated as hedges, changes in fair value are recognized in earnings.  All of the Company’s interest rate swaps and caps are considered cash flow hedges, and the Company did not have any fair value hedges during the years end December 31, 2009, 2008 and 2007.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rated forward-starting swaps as part of its cash flow hedging strategy.  The Company is hedging its exposure to the variability in future cash flows for a portion of its forecasted transactions over a maximum period of 47 months as of December 31, 2009.

(k) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(l) Income Taxes

Generally in any year in which the Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 2009, as the Company has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude the Company from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. The activities and tax related provisions, assets and liabilities are not material.

The status of cash dividends distributed for the years ended December 31, 2009, 2008, and 2007 related to common stock, Series F, and Series G preferred stock are classified for tax purposes as follows:

	2009	2008	2007

Ordinary income	79.82%	98.95%	75.65%
Capital gain	15.76%	1.05%	24.35%
Unrecaptured section 1250 capital gain	4.42%	0.00%	0.00%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

(m) Preferred Stock

The Company’s Series G Cumulative Convertible Preferred Stock (“ Series G Preferred Stock”)  contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur.  The redemption under these provisions is not solely within the Company’s control, thus the Company has classified the Series G Preferred Stock as temporary equity in the accompanying consolidated balance sheets.

The Company’s Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur.  The redemption under these provisions is within the Company’s control, and thus the Company has classified the Series F Preferred Stock as permanent equity in the accompanying consolidated balance sheets.

(n) Stock-based Compensation

The Company accounts for share based compensation using the fair value method of accounting.  The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13) are being amortized over the expected service periods.

(o) Accounting Estimates and Reclassifications

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles (“GAAP”), requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate portfolio, its investments in and advances to joint ventures and affiliates, its notes receivable and its qualification as a REIT.  The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Reclassifications for discontinued operations have been made to prior year statements of operations balances in order to conform to the current year presentation.  Such reclassifications have no impact on reported earnings, total assets or total liabilities.

(p) New Accounting Standards

In July 2009, the FASB established a codification as the single source of authoritative nongovernmental GAAP (except for SEC rules and interpretive releases) which is effective for interim and annual reporting periods ending after September 15, 2009 (the “Codification”).  The Codification is intended to reorganize, rather than change, existing GAAP.  However, all existing accounting standard documents are superseded by the Codification and all accounting literature excluded from the Codification became nonauthoritative upon the effective date in September 2009.  Accordingly, references to legacy accounting standards have been removed and replaced with references to the Codification or plain English explanations of our accounting policies.  The adoption of the Codification did not have any impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued a standard entitled “Noncontrolling Interests in Consolidated Financial Statements” which establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.   The standard is effective for fiscal years beginning on or after December 15, 2008.  As summarized in the table below, the accompanying 2008 and 2007 consolidated financial statements have been revised to record the impact of the adoption of the standard.

In May 2008, the FASB issued a standard entitled “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion,” which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.   This standard requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Accounting for the Company’s $225.0 million exchangeable bonds (the “Bonds”) with a coupon rate of 3.625% due November 2025, which were issued in the fourth quarter of 2005, was impacted by the standard.  During the fourth quarter of 2008, the Company repurchased $53.3 million of the Bonds, and during the year ended December 31, 2009 the Company repurchased most of the remaining Bonds.

On January 1, 2009, the Company retrospectively adopted the standard discussed above for the Bonds.  The Company estimated that the market interest rate for the debt only portion of the Bonds as of the date of issuance was 5.75%, compared to the coupon rate of 3.625%.  The Company computed the estimated fair value of the debt portion of the Bonds as the present value of the expected cash flows discounted at 5.75%.  The difference between the fair value of the debt portion of the Bonds and the carrying value as previously reported was added to additional paid in capital as of the date of issuance.  The discount on the debt is amortized over the period from issuance to the date of the first call option by the holders of the Bonds, which occurs in November 2010, resulting in non-cash interest expense in addition to the interest expense calculated based on the coupon rate.  This resulted in non-cash interest charges of $2.0 million,  $4.0 million and $3.9 million for the years ended December 31, 2009, 2008, and 2007 respectively.  The standard requires that the fair value of the debt portion of any bonds that are retired early be estimated to calculate the gain on retirement.   The difference between the estimated fair value of the debt portion of the Bonds and the standard carrying value of the debt portion of the Bonds is recorded as gain on early retirement of debt and additional paid in capital is reduced to reflect the remaining portion of the total amount paid to retire the Bonds.

The following is a summary of the impact to the consolidated balance sheet as of December 31, 2008 and consolidated statements of operations for the years ended December 31, 2008 and 2007 from amounts previously reported to amounts included in the accompanying consolidated financial statements as a result of the retrospective adoption of the new accounting standards discussed above (in thousands except per share amounts):

	As reported December 31, 2008	Noncontrolling Interest Retrospective Adjustments	Bonds Retrospective Adjustment	Revised December 31, 2008
Selected balance sheet data:
Exchangeable bonds	$171,716	$-	$(6,259)	$165,457
Minority interests	234,821	(233,771)	(1,050)	-
Additional paid-in-capital	1,026,036	-	17,948	1,043,984
Distributions in excess of accumulated earnings	(130,697)	-	(10,639)	(141,336)
Noncontrolling interest	-	233,771	-	233,771

	Year Ended December 31, 2008
	As reported	Noncontrolling Interest Retrospective Adjustments	Bonds Retrospective Adjustment	Revised
Interest expense	$81,086	-	3,977	$85,063
Gain on early retirement of debt	3,517	-	480	3,997
Noncontrolling interest	22,395	142	(282)	22,255
Earnings per diluted share	2.21	-	(0.12)	2.09

	Year Ended December 31, 2007
	As reported	Noncontrolling Interest Retrospective Adjustments	Bonds Retrospective Adjustment	Revised
Interest expense	$81,993	-	3,903	$85,896
Noncontrolling interest	19,999	71,327	(365)	90,961
Earnings per diluted share	4.24	-	(0.14)	4.10

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

In June 2009, the FASB issued a standard entitled, "Amendments to FASB Interpretation No. 46(R)”, which amends existing standards  to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  This Statement has not been incorporated into the FASB Accounting Standards Codification as of December 31, 2009.  The new standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management does not believe that adoption of this standard will have a material impact to the Company’s consolidated financial statements.

In May 2009, the FASB issued a standard entitled “Subsequent Events” which defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the standard, the requirements for disclosing subsequent events remain unchanged from the previous requirements. However, the standard contains an additional requirement that companies must disclose the date through which subsequent events have been evaluated and the rationale for selecting that date.  The Company has adopted the provisions of the standard  and has evaluated subsequent events for the period ended January 1, 2010 through February 25, 2010, the date the financial statements were issued.  There were no events or transactions subsequent to December 31, 2009 that require recognition or disclosure in the financial statements.

(3) Real Estate Investments

(a) Sales of Real Estate investments

During the fourth quarter of 2009, the Company sold Maple Leaf, a 48-unit community located in Seattle, Washington for $6.4 million resulting in a gain of $2.9 million.

During the third quarter of 2009, the Company sold Spring Lake, a 69-unit community located in Seattle, Washington for $5.7 million and recognized a gain of $2.5 million.

During the second quarter of 2009, the Company sold Mountain View Apartments, a 106-unit community located in Camarillo, California for $14.0 million and recognized a gain of $0.8 million.

During the first quarter of 2009, the Company sold Carlton Heights Villas, a 70-unit community located in Santee, California for $6.9 million and recognized a gain of approximately $1.6 million.  Also in the first quarter of 2009, the company sold Grand Regency, a 60-unit property in Escondido, California for $5.0 million and recognized a gain of approximately $0.9 million.

During the fourth quarter of 2008, the Company sold Coral Gardens, a 200-unit property located in El Cajon, California for $19.8 million resulting in a gain of $3.4 million.   The Company also sold Green Valley, a manufactured housing community located in Vista, California for $8.9 million resulting in a gain of $1.8 million.

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

In December 2007, the Company sold four communities (875-units) in the Portland metropolitan area for $97.5 million, resulting in a gain of $52.9 million.  The proceeds from the sale were used in a tax-free reverse exchange for the purchase of Mill Creek at Windermere in September 2007.

In February 2007, the Company sold the joint venture property City Heights Apartments, a 687-unit community located in Los Angeles, California for $120 million.  The Company’s share of the proceeds from the sale totaled $33.9 million, resulting in a $13.7 million gain on sale, net of the joint venture partner’s share of the gain, to the Company, and an additional $10.3 million for fees from the joint venture partner, both of which are included in income from discontinued operations.

(b) Acquisitions of Real Estate

In December, the Company acquired Axis 2300 (formerly known as “DuPont Lofts”), a 115-unit condominium development project in Irvine, California for $27.0 million.  The project is 85 percent complete and will require an additional six months of construction and the estimated remaining costs of development are $9.1 million, consisting primarily of unit interior finishes.  Following construction, the Company intends to operate the asset as an apartment community.

Also during December 2009, the Company acquired Regency at Encino, a 75-unit community located in Encino, California for $16.0 million.

In July 2008, the Company acquired Chestnut Street Apartments, a 96-unit apartment community located in Santa Cruz, California, for $22.1 million.

In August 2008, the Company acquired The Highlands at Wynhaven, a 333-unit apartment community located in Issaquah, Washington for $66.3 million.

(c) Co-investments

The Company has joint venture investments in co-investments which are accounted for under the equity method.  The joint ventures own and operate apartment communities.

Essex Apartment Value Fund II, L.P. (“Fund II”), has eight institutional investors combined partner equity commitments of $265.9 million was fully contributed in 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized debt as leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area.  As of October 2006, Fund II was fully invested and closed for any future acquisitions or development.  As of December 31, 2009, Fund II owned fourteen apartment communities. No communities have been sold by Fund II.

During 2006, the Company made a contribution to a development joint venture totaling $3.4 million, and over the past three years the Company made additional contributions and capitalized costs to this joint venture totaling $2.4 million for a total investment of $5.8 million.  This joint venture was to obtain entitlements and make option payments towards the purchase of land parcels in Marina del Rey, California for a proposed development project.  During the first quarter of 2009, the Company wrote-off its investment in the joint venture development project of $5.8 million, and the write-off of these costs is included in impairment and other charges in the accompanying consolidated statements of operations.

During March 2007, the Mountain Vista Apartments, LLC, a joint venture that owns the Waterstone at Fremont apartments in Fremont, California, was recapitalized with the inclusion of a new joint venture partner, and as part of this transaction the Company received $7.7 million in net distributions from the joint venture.  The Company accounted for this transaction as a partial sale of the Company’s investment and recorded a gain of $2.0 million which is included in equity income in co-investments for the year ended December 31, 2007 as a result of this transaction.  The Company’s carrying value of its remaining investment in the amended and restated Mountain Vista Apartments, LLC joint venture was $1.2 million and during January 2008, the Company collected $7.5 million in connection with the return of its remaining interest in the joint venture and recognized income of $6.3 million from its preferred interest.

	2009	2008
Investments in joint ventures accounted for under the equity method of accounting:

($ in thousands)
Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P	$70,283	$70,469
Development joint venture	-	5,377
	70,283	75,846
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology Solutions, Inc	500	500
Total investments	$70,783	$76,346

The combined summarized financial information of co-investments, which are accounted for under the equity method, is as follows:

	December 31,
($ in thousands)	2009	2008
Balance sheets:
Rental properties and real estate under development	$489,352	$526,906
Other assets	30,458	40,877
Total assets	$519,810	$567,783

Mortgage notes payable	$312,859	$308,853
Other liabilities	6,645	8,481
Partners' equity	200,306	250,449
Total liabilities and partners' equity	$519,810	$567,783

Company's share of equity	$70,283	$75,846

	Years ended
	December 31,
	2009	2008	2007
Statements of operations:
Property revenues	$47,201	$46,879	$46,559
Property operating expenses	(18,450)	(17,621)	(18,551)
Net operating income	28,751	29,258	28,008

Interest expense	(10,805)	(12,210)	(13,888)
Depreciation and amortization	(15,656)	(13,926)	(14,116)
Net income	$2,290	$3,122	$4

Company's share of operating net income	670	1,502	1,074
Company's preferred interest/gain - Mt. Vista (A)	-	6,318	2,046

Company's share of net income	$670	$7,820	$3,120

(A) The investment is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”), and is the general partner.  TMMC’s Chairman is also the Chairman of the Company.

(c) Real Estate Under Development

The Company defines real estate under development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2009, the Company had four active development projects comprised of 581 units for an estimated cost of $216.1 million, of which $65.9 million remains to be expended.

The Company defines the predevelopment pipeline as new communities in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of December 31, 2009, the Company had two development communities aggregating 332 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2009 is $143.0 million, of which $89.3 million remains to be expended.  The Company owns land in various stages of entitlement that is being held for future development or sale aggregating 1,329 units as of December 31, 2009.  The Company had incurred $71.1 million in costs related to this land held for future development or sale.

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2009 and 2008 ($ in thousands):

	2009	2008

Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2010	$6,742	$7,325
Note receivable, secured, bearing interest at 8.0%, due November 2010	971	965
Note receivable, secured, bearing interest at LIBOR + 3.25%, due December 2010	12,551	14,043
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,317	7,294
Note receivable, secured, bearing interest at 6.5%, due August 2011	3,199	4,070
Non-performing note receivable, secured	-	13,448
Other receivables	5,525	1,192
Allowance for loan losses	-	(700)
	$36,305	$47,637

In September 2007, the Company originated a loan to the owners of an apartment community under development in Vancouver, Washington, with a maturity date of February 2009.  The proceeds from the loan refinanced the property and provided funding for the completion of the 146-unit apartment community.  In July 2008, the Company ceased recording interest income and issued a notice of monetary default to the borrower, and the borrower filed for bankruptcy.  During the fourth quarter of 2008, the Company recorded a loan loss reserve in the amount of $0.7 million with an additional reserve of $0.4 million and $0.6 million recorded during the second and third quarters of 2009, respectively, on this non-performing note receivable.  In October, the property was sold through the bankruptcy trustee and the loan was repaid at no additional loss to the Company.

 (5) Related Party Transactions

Management and other fees from affiliates includes management, development and redevelopment fees from Fund II totaling $4.3 million, $5.2 million, and $5.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.  The Company’s Chairman, George Marcus, is the Chairman of TMMC, which owns a real estate brokerage firm.  During the years ended December 31, 2009, 2008, and 2007, the Company paid brokerage commissions totaling $0.0, $0.2 million, and $1.3 million, respectively to TMMC on the purchase and sales of real estate.  As discussed in Note 3, in January 2008, the Company received $7.5 million from an investment held in an affiliate of TMMC and recognized $6.3 million of preferred income which is included in equity (loss) income from co-investments.  For the year ended December 31, 2007, the Company recognized income of $2.0 million from this investment in an affiliate of TMMC.

(6) Discontinued Operations

During the fourth quarter of 2009, the Company sold Maple Leaf, a 48-unit community located in Seattle, Washington for $6.4 million resulting in a $2.9 million gain.

During the third quarter of 2009, the Company sold Spring Lake, a 69-unit community located in Seattle, Washington for $5.7 million resulting in a $2.5 million gain.

During the second quarter of 2009, the Company sold Mountain View Apartments, a 106-unit community located in Camarillo, California for $14.0 million resulting in a $0.8 million gain.

During the first quarter of 2009, the Company sold Carlton Heights Villas, a 70-unit property located in Santee, California for $6.9 million resulting in a $1.6 million gain and Grand Regency, a 60-unit property in Escondido, California, for $5.0 million resulting in a $0.9 million gain.

During the fourth quarter of 2008, the Company sold Coral Gardens, a 200-unit property located in El Cajon, California for $19.8 million resulting in a gain of $3.4 million.

During the third quarter of 2008, the Company sold Cardiff by the Sea Apartments, located in Cardiff, California for $71.0 million resulting in a gain of $46,000 and St. Cloud Apartments, located in Houston, Texas for $8.8 million resulting in no gain on sale.

In December 2007, the Company sold four communities (875-units) in the Portland metropolitan area for $97.5 million, resulting in a gain of $52.9 million.

During the first three quarters of 2007, the Company sold the 21 remaining condominium units at the Peregrine Point community resulting in a gain of $1.0 million net of taxes and expenses, and during 2006, the Company sold 45 units at Peregrine Point resulting in a gain of $2.0 million net of taxes and expenses.

In February 2007, City Heights Apartments, a 687-unit community located in Los Angeles was sold to a third-party for $120.0 million, resulting in a $78.3 million gain, and an additional $10.3 million for fees from the City Heights joint venture partner.

The Company has recorded the gains and operations for these various assets sold described above as part of discontinued operations in the accompanying consolidated statements of operations.  The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above.

($ in thousands)	2009	2008	2007

Rental revenues	$1,991	$11,526	$21,725
Interest and other income	-	-	290
Revenues	1,991	11,526	22,015

Property operating expenses	(752)	(5,396)	(9,020)
Interest expense, secured mortgage debt	-	(2,210)	(2,489)
Depreciation and amortization	(495)	(3,593)	(5,652)
Expenses	(1,247)	(11,199)	(17,161)

Income from real estate sold	744	327	4,854

Gain on sale of real estate	8,626	3,417	52,874
Gain on sale of real estate - City Heights	-	-	78,306
Promote interest and fees	-	-	10,290
	8,626	3,417	141,470
Internal disposition costs	(683)	-	-
Income from discontinued operations	$8,687	$3,744	$146,324

(7) Mortgage Notes Payable and Exchangeable Bonds

Mortgage notes payable and exchangeable bonds consist of the following as of December 31, 2009 and 2008:

($ in thousands except per share amounts)	2009	2008

Mortgage notes payable secured by deeds of trust, bearing interest at rates ranging from 7.84% to 8.29%, principal and interest payments due monthly, and maturity dates ranging through October 2010. Under certain conditions a portion of these loans can be converted to an unsecured note payable. Two loans are are cross-collateralized by a total of five communities	$130,579	$132,595

Mortgage notes payable, secured by deeds of trust, bearing interest at ranges ranging from 4.87% to 7.90%, principal and interest payments due monthly, and maturity dates ranging from October 2010 through October 2019	1,221,374	1,085,210

Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 2.1% at December 2009 and 4.0% at December 2008), plus credit enhancement and underwriting fees ranging from approximately 1.2% to 1.9%. The bonds are primarily convertible to a fixed rate at the Company's option. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from March 2010 through December 2039.  Of these bonds $197.1 million are subject to various interest rate cap agreements which limit the maximum interest rate to such bonds
	251,596	251,126

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
	4,893	165,457

	$1,608,442	$1,634,388

The aggregate scheduled principal payments of mortgage notes payable and exchangeable bonds are as follows:

($ in thousands)
2010	$160,762
2011	174,107
2012	31,303
2013	188,882
2014	62,272
Thereafter	991,116

$1,608,442

For the Company’s mortgage notes payable as of December 31, 2009, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $6.1 million and $1.6 million, respectively.  Second deeds of trust accounted for $90.5 million of the $1.4 billion in mortgage notes payable as of December 31, 2009.  Repayment of debt before the scheduled maturity date could result in prepayment penalties.  The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the mortgage note payable which is calculated by multiplying the principal being prepaid by the difference between the interest rate of the mortgage note and the stated yield rate on a specified U.S. treasury security as defined in the mortgage note agreement.   (See Schedule III for a list of mortgage loans related to each community in the Company’s Portfolio.)

The Company has repurchased all but $4.9 million of the exchangeable bonds as of December 31, 2009 and recognized gains on these early extinguishments of debt of $4.8 million and $4.0 million for the years ended December 31, 2009 and 2008 respectively.

(8) Lines of Credit

The Company has two outstanding lines of credit in the aggregate of $450 million committed as of December 31, 2009. In December, the Company entered into a new $200 million unsecured line of credit facility and cancelled the existing $200 million unsecured facility which was to mature in March 2010.  The new unsecured facility has a one year maturity with two one-year extensions, exercisable at the Company’s option and the underlying interest rate on this unsecured facility is based on a tiered rate structure tied to the Company's corporate ratings and is currently at LIBOR plus 3.00%.

During the fourth quarter 2008, the Company entered into a new five-year secured line of credit facility with Freddie Mac to replace the prior secured line of credit facility which matures in December 2013.  The new secured facility expanded the existing secured facility from $100 million to $150 million, and the new facility is expandable to $250 million during the first two years. In the fourth quarter of 2009, the Company exercised its option to increase the borrowing capacity of the secured line of credit facility from $150 million to $250 million which matures in December 2013.  The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate, and the interest rate on the secured line of credit is subject to change by the lender in November 2011.  The secured line of credit is secured by eleven communities.  As of December 31, 2009 and 2008, $229.0 million and $120.0 million were outstanding under this line of credit, respectively, with an average interest rate of 1.7% and 3.0% for balances outstanding as of December 31, 2009 and 2008, respectively.

The line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest, and amortization.  The Company was in compliance with the line of credit covenants as of December 31, 2009 and 2008.

(9) Derivative Instruments and Hedging Activities

In November 2008, in conjunction with obtaining a mortgage loan secured by Montclaire, the Company settled a $25.0 million forward starting swap for a $1.2 million payment to the counterparty, which increased the effective interest on this loan to 6.4%.

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

As of December 31, 2009, the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from October 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $197.1 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $251.6 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $30.5 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.3 million.  The overall fair value of the derivatives changed by $43.0 million during the year ended December 31, 2009 to a net liability of $30.2 million as of December 31, 2009, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the accompanying consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the years ended December 31, 2009 and 2008.

(10) Lease Agreements

Cadence Campus, is an office property currently classified as land held for future development or sale, and Essex-Hollywood, a rental property purchased for future development, is a commercial building currently utilized as a production studio.  A single tenant leased the Cadence Campus during 2008 and the lease expired in January 2009.  Essex-Hollywood is leased to a single tenant through 2012 and due to the length of this lease, during the fourth quarter of 2008 when this lease was executed, the Company reclassified this property from the predevelopment pipeline to rental property on the Company’s consolidated balance sheet.  Interest expense is not being capitalized on these properties, and depreciation expense is being recorded.

The Company is also a lessor for two office buildings located in Southern California. The tenants’ lease terms expire at various times through 2014 with average annual lease payments of approximately $1.3 million.  The future minimum non-cancelable base rent to be received under the Essex-Hollywood and the two office buildings in Southern California operating leases for each of the years ending after December 31 is summarized as follows:

Minimum
($ in thousands)	Rent
2010	$3,325
2011	2,940
2012	1,994
2013	816
2014	751
Thereafter	1,173
$10,999

(11) Equity and Noncontrolling Interest Transactions

Preferred Securities Offerings

As of December 31, 2009, the Company, either directly or through the Operating Partnership, has the following cumulative preferred securities outstanding:

			Liquidation
Description	Issue Date		Preference
7.875% Series B	February 1998	1,200,000 units	$60,000
7.875% Series B	April 1998	400,000 units	$20,000
7.8125% Series F	September 2003	1,000,000 shares	$25,000
4.875% Series G	July 2006	178,249 shares	$4,456

Dividends on the preferred securities are payable quarterly. The holders of the securities have limited voting rights if the required dividends are in arrears.  The preferred units are included in noncontrolling interests in the accompanying consolidated balance sheets.

As of December 31, 2007, 2,000,000 units of 7.875% Series D Units were outstanding.  In November 2008, the holders of the Series D units, with a par value of $50 million, exchanged the units for 363,000 shares of common stock and $10 million in cash plus accrued dividends.  Series B Units can be redeemed at the Company's option anytime after December 31, 2009.

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

During the third quarter of 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $149.5 million.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into that number of shares of common stock at the then prevailing conversion rate.  During the year ended December 31, 2009, the Company repurchased $145.0 million of Series G Preferred Stock at a discount to par value of $50.0 million.  As of December 31, 2009, shares of Series G Preferred Stock with an aggregate liquidation value of $4.5 million were currently outstanding.

Common Stock Offerings

During 2009 and 2008, the Company issued and sold 2,740,450 and 1,209,050 shares of common stock for $198.5 million and $142.8 million, net of fees and commissions, respectively.  The Company used the net proceeds from such sales to pay down debt, repurchase preferred stock, fund redevelopment and development pipelines, fund acquisitions and invest in marketable securities.

Common Stock Repurchases

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that the Company announced on May 16, 2001.  During January 2008, the Company repurchased and retired 143,400 shares of its common stock for approximately $13.7 million.  During February 2009, the Company repurchased and retired 350,000 shares of its common stock for approximately $20.3 million at a average stock price of $57.89.

(12) Net Income Per Common Share

Basic and diluted income from continuing operations per share are calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2009			2008			2007
		Weighted-	Per		Weighted-	Per		Weighted-	Per
		average	Common		average	Common		average	Common
		Common	Share		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$74,229	27,269,547	$2.72	$49,340	25,205,367	$1.96	$27,929	24,548,003	$1.14
Income from discontinued operations	7,971	27,269,547	0.29	3,559	25,205,367	0.14	74,997	24,548,003	3.05
available to common stockholders	82,200		3.01	52,899		2.10	102,926		4.19

Effect of Dilutive Securities (1)	4,224	2,477,067		-	141,153		-	552,971

Diluted:
Income from continuing operations available to common stockholders (1)	$74,229			49,340			$27,929
Add: noncontrolling interests OP unitholders	3,508			-			-
Adjusted income from continuing operations available to common stockholders (1)	77,737	29,746,614	$2.61	49,340	25,346,520	$1.95	27,929	25,100,974	$1.11
Income (loss) from discontinued operations available to common stockholders	7,971			3,559			74,997
Add: noncontrolling interests OP unitholders	716			-			-
Adjusted income from discontinued operations available to common stockholders	8,687	29,746,614	0.30	3,559	25,346,520	0.14	74,997	25,100,974	2.99
	$86,424		$2.91	$52,899		$2.09	$102,926		$4.10

(1)
Weighted convertible limited partnership units of 2,160,654 for the year ended December 31, 2009, and vested Series Z incentive units of 287,097 for the year ended December 31, 2009, were included in the determination of diluted EPS because they were dilutive.  Weighted convertible limited partnership units of 2,210,808 and 2,282,568 and vested Series Z incentive units of 250,618 and 213,126 for the year ended December 31, 2008 and December 31, 2007, respectively, were excluded in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

On or after November 1, 2020, the holders of the $5.0 million exchangeable bonds may exchange, at the then applicable exchange rate, the bonds for cash and, at Essex’s option, a portion of the bonds may be exchanged for Essex common stock; the original exchange rate was $103.25 per share of Essex common stock.  The exchangeable bonds will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  During the year ended December 31, 2009, the weighted average common stock price did not exceed the strike price (which was $101.07 as of December 31, 2009) and therefore common stock issuable upon exchange of the exchangeable notes was not included in the diluted share count as the effect was anti-dilutive.  During 2008 and 2007, the weighted average common stock price exceeded the $103.25 strike price and therefore common stock issuable upon exchange of the exchangeable bonds was included in the diluted share count.  The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 260,736, 150,369 and 25,326 for the years ended December 31, 2009, 2008, and 2007, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the years ended 2009, 2008, and 2007 respectively, as the effect was anti-dilutive.

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

Stock-based compensation expense for options and restricted stock under the fair value method totaled $1.2 million for each of the years ended December 31, 2009, 2008 and 2007.  Stock-based compensation capitalized for options totaled $0.2 million for each of the years ended December 31, 2009, 2008 and 2007.  The intrinsic value of the options exercised totaled $0.5 million, $4.2 million, and $6.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively.  The intrinsic value of the options outstanding and fully vested totaled $4.1 million, $3.7 million, and $9.9 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Total unrecognized compensation cost related to unvested share-based compensation granted under the stock option totaled $0.4 million as of December 31, 2009.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 to 5 years for the stock option plans.

The average fair value of stock options granted for the years ended December 31, 2009, 2008, and 2007 was $5.24, $0 and $11.58 per share, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2009	2008	2007
Stock price	$66.05-$84.90	-	$95.34-$126.73
Risk-free interest rates	4.58%	-	3.52%-4.58%
Expected lives	10 years	-	7-9 years
Volatility	20.00%	-	18.52%-20.31%
Dividend yield	4.85%	-	3.99%-5.26%

A summary of the status of the Company’s stock option plans as of December 31, 2009, 2008, and 2007 and changes during the years ended on those dates is presented below:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	393,443	$80.63	493,703	$79.83	570,542	$72.60
Granted	32,259	76.68	-	-	29,250	119.98
Exercised	(18,407)	38.31	(78,000)	62.62	(86,056)	50.23
Forfeited and canceled	(28,753)	85.11	(22,260)	97.38	(20,033)	94.29
Outstanding at end of year	378,542	82.02	393,443	80.63	493,703	79.83

Options exercisable at year end	329,909	81.37	285,128	74.28	288,889	64.69

The following table summarizes information about stock options outstanding as of December 31, 2009, 2008 and 2007:

	outstanding	average	Weighted-	exercisable	Weighted-
	as of	remaining	average	as of	average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2009	life	price	2009	price
$38.06 - 57.57	85,997	2.1 years	$50.01	85,997	$50.01
61.58 - 95.34	165,612	6.1 years	76.98	131,598	77.05
101.01 - 132.62	126,933	6.6 years	110.29	112,314	110.44
	378,542	5.4 years	82.02	329,909	81.37

During 2009 and 2008, the Company issued 18,954 and 18,122 shares of restricted stock, respectively.  The unrecognized compensation cost granted under the restricted stock program of $3.3 million as of December 31, 2009 is expected to be recognized straight-line over a period of 7 years.

The following table summarizes information about restricted stock outstanding as of December 31, 2009, 2008 and 2007 and changes during ths years ended:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		average		average		average
		grant		grant		grant
	Shares	price	Shares	price	Shares	price
Unvested at beginning of year	30,304	$119.31	17,178	$123.23	-	$-
Granted	18,954	75.77	18,122	116.01	17,178	123.23
Vested	(5,647)	108.49	(2,262)	123.58	-	-
Forfeited and canceled	(5,884)	116.89	(2,734)	118.58	-	-
Unvested at end of year	37,727	99.43	30,304	119.31	17,178	123.23

Long Term Incentive Plan – Z Units

The Company has adopted an incentive program involving the issuance of Series Z Incentive Units and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Vesting in the Z Units is based on performance criteria established in the plan.  The criteria can be revised at the beginning of the year by the Board's Compensation Committee if the Committee deems that the plan's criterion is unachievable for any given year.  The sale of Z Units is contractually prohibited.  Z Units are convertible into Operating Partnership units which are exchangeable for shares of the Company's common stock that may have marketability restrictions.  The estimated fair value of a Z Unit is determined on the grant date and considers the company's current stock price, the dividends that are not paid on unvested units and a marketability discount for the 8 to 15 years of illiquidity.  Compensation expense is calculated by taking annual vesting increases multiplied by the estimated fair value as of the grant date less its $1.00 purchase price.

Stock-based compensation expense for Z Units under the fair value method totaled approximately $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Stock-based compensation capitalized for Z Units totaled approximately $0.4 million, $0.6 million and $0.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively.  The intrinsic value of the Z Units vested totaled $9.0 million as of December 31, 2009.  Total unrecognized compensation cost related to Z Units unvested under the Z Units plans totaled $4.6 million as of December 31, 2009.  The unamortized cost is expected to be recognized over the next 2 to 10 years subject to the achievement of the stated performance criteria.

The issuance of Z Units is administered by the Compensation Committee which has the authority to select participants and determine the awards to be made up to a maximum of 600,000 Z Units.  The conversion ratchet (accounted for as vesting) of the Z Units into common units, will increase by up to 10% (up to 20% in certain circumstances following their initial issuance) effective January 1 of each year for each participating executive who remains employed by the Company if the Company has met a specified “funds from operations” per share target, or such other target as the Compensation Committee deems appropriate, for the prior year, up to a maximum conversion ratchet of 100%. The Operating Partnership has the option to redeem Z Units held by any executive whose employment has been terminated with either common units of the Operating Partnership or shares of the Company’s common stock based on the then-effective conversion ratchet.

During 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest to eleven senior executives of the Company in exchange for a capital commitment of $1.00 per Series Z Incentive Unit.

During 2004, the Operating Partnership issued 95,953 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Units.  In 2005 an additional 27,000 Z-1 Units were granted to two senior executives pursuant to the 2004 grant.

During 2005, the Operating Partnership issued 89,999 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit.

The following table summarizes information about the Z Units outstanding as of December 31, 2009:

						Weighted-
					Weighted-	average
	Total	Aggregate	Total	Total	average	remaining
	Vested	intrinsic	Unvested	Outstanding	grant-date	contractual
	Units	value	Units	Units	fair value	life
Balance, December 2006	175,481	$13,400	237,471	412,952	$39.36	11.2 years
Vested	37,724		(37,724)	-
Balance, December 2007	213,205	15,963	199,747	412,952	39.36	10.2 years
Vested	37,723		(37,723)	-
Balance, December 2008	250,928	17,723	162,024	412,952	39.36	9.2 years
Vested	37,723		(37,723)	-
Balance, December 2009	288,651	$8,984	124,301	412,952	$39.36	8.2 years

Long Term Incentive Plan – Outperformance Plan

Stock-based compensation expense for the Outperformance Plan, (the “OPP”) adopted in December 2007 under the fair value method totaled approximately $0.9 million, $1.2 million and $0.1 million for years ended December 31, 2009, 2008, and 2007 respectively.   During the third quarter 2009, the Company elected to effectively cancel the Outperformance Plan (the “OPP”) for senior officers and non-employee directors and recognized a non-cash expense of $3.8 million in unamortized costs related to the OPP.  The costs were included in impairment and other charges in the accompanying consolidated statement of operations for the year ending December 31, 2009.

(14) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are communities classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties which are primarily office buildings.  Other non-segment assets include investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
($ in thousands)	2009	2008	2007
Revenues:
Southern California	$206,834	$207,694	$205,236
Northern California	121,660	119,886	99,378
Seattle Metro	71,270	70,348	62,645
Other real estate assets	7,300	5,340	2,400
Total property revenues	$407,064	$403,268	$369,659

Net operating income:
Southern California	$137,799	$142,134	$141,910
Northern California	80,352	78,528	65,142
Seattle Metro	44,814	46,614	41,348
Other real estate assets	4,388	3,575	(216)
Total net operating income	267,353	270,851	248,184

Depreciation and amortization:
Southern California	(53,932)	(50,556)	(45,362)
Northern California	(37,714)	(34,844)	(27,852)
Seattle Metro	(22,813)	(19,014)	(15,182)
Other real estate assets	(3,568)	(5,287)	(8,202)
	(118,027)	(109,701)	(96,598)
Interest:
Southern California	(36,682)	(31,576)	(29,550)
Northern California	(29,699)	(24,157)	(18,741)
Seattle Metro	(10,782)	(9,159)	(6,892)
Other real estate assets	(8,853)	(20,171)	(30,713)
	(86,016)	(85,063)	(85,896)

Management and other fees from affiliates	4,325	5,166	5,090
General and administrative	(23,704)	(26,984)	(26,673)
Impairment and other charges	(17,442)	(1,350)	(800)
Interest and other income	13,040	11,337	10,310
Gain on early retirement of debt	4,750	3,997	-
Equity income in co-investments	670	7,820	3,120
Gain on sale of real estate	103	4,578	-

Income before discontinued operations	$45,052	$80,651	$56,737

Total assets for each of the reportable operating segments are summarized as follow as of December 31, 2009 and 2008:

($ in thousands)	As of December 31,
Assets:	2009	2008
Southern California	$1,239,657	$1,291,850
Northern California	923,103	850,170
Seattle Metro	417,708	431,041
Other real estate assets	82,998	66,701
Net reportable operating segments - real estate assets	2,663,466	2,639,762
Real estate under development	274,965	272,273
Co-investments	70,783	76,346
Cash and cash equivalents, including restricted cash	37,934	54,719
Marketable securities	134,844	23,886
Funds held by 1031 exchange facilitator	-	21,424
Notes and other receivables	36,305	47,637
Other non-segment assets	36,340	28,776
Total assets	$3,254,637	$3,164,823

(15) 401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all full-time employees who have completed six months of service.  Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their contribution up to a specified maximum. Company contributions to the Plan were approximately $0.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.
 (16) Commitments and Contingencies

At December 31, 2009, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080.  Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under land leases and operating leases, are approximately $1.6 million per year for the next five years.

The Company has a performance guarantee with a commercial bank related to the Joule Broadway development project.

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk, as defined in SFAS 5, of having a material impact on the financial statements, the Company will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue appropriate liability for remediation and other potential liability. The Company will consider whether such occurrence results in an impairment of value on the affected property and, if so, impairment will be recognized.

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

The Company may enter into transactions that could require the Company to pay the tax liabilities of the partners in the Operating Partnership or in the DownREIT entities.  These transactions are within the Company’s control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code the Company can provide no assurance that it will be able to do so and if such tax liabilities were incurred they may to have a material impact on the Company’s financial position.

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2009, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

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

(18) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for 2009 and 2008 ($ in thousands, except per share and dividend amounts):

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31(1)	September 30(1)	June 30(1)	March 31(1)
2009:
Total property revenues	$100,004	$100,670	$102,476	$103,914

Income before discontinued operations	$7,687	$23	$16,559	$20,783

Net income	$10,600	$2,350	$17,452	$23,337
Net income available to common stockholders	$6,781	$21,740	$11,414	$42,265
Per share data:
Net income:
Basic	$0.24	$0.79	$0.43	$1.61

Diluted	$0.24	$0.74	$0.43	$1.53
Market price:
High	$88.35	$86.49	$71.84	$77.77
Low	$73.28	$55.96	$55.42	$49.19
Close	$83.65	$79.58	$62.23	$57.34
Dividends declared	$1.03	$1.03	$1.03	$1.03

2008:
Total property revenues	$103,711	$101,784	$99,792	$97,981

Income before discontinued operations	$22,021	$19,451	$16,415	$22,764

Net income	$25,964	$19,264	$16,318	$22,849
Net income available to common stockholders	$17,954	$11,421	$8,744	$14,780
Per share data:
Net income:
Basic	$0.69	$0.45	$0.35	$0.60

Diluted	$0.68	$0.45	$0.35	$0.59
Market price:
High	$117.77	$129.57	$124.33	$117.51
Low	$60.77	$100.63	$105.12	$84.59
Close	$76.75	$118.33	$106.50	$113.98
Dividends declared	$1.02	$1.02	$1.02	$1.02

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered apartment communities
Fountain Court	320	Seattle, WA		$6,702	$27,306	$2,499	$6,985	$29,522	$36,507	$10,184	2000	03/00	3-30
Hillcrest Park	608	Newbury Park, CA		15,318	40,601	13,508	15,755	53,672	69,427	20,752	1973	03/98	3-30
Hillsborough Park	235	La Habra, CA		6,291	15,455	1,135	6,272	16,609	22,881	6,046	1999	09/99	3-30
			74,345	28,311	83,362	17,142	29,012	99,803	128,815	36,982
Bel Air	462	San Ramon, CA		12,105	18,252	19,738	12,682	37,413	50,095	16,010	1988	01/97	3-30
Waterford, The	238	San Jose, CA		11,808	24,500	12,107	15,165	33,250	48,415	10,269	2000	06/00	3-30
			56,373	23,913	42,752	31,845	27,847	70,663	98,510	26,279
Bonita Cedars	120	Bonita, CA		2,496	9,913	1,299	2,503	11,205	13,708	2,897	1983	12/02	3-30
Bristol Commons	188	Sunnyvale, CA		5,278	11,853	2,995	5,293	14,833	20,126	7,200	1989	01/97	3-30
Bunker Hill	456	Los Angeles, CA		11,498	27,871	4,680	11,639	32,410	44,049	14,048	1968	03/98	3-30
Castle Creek	216	Newcastle, WA		4,149	16,028	2,738	4,834	18,081	22,915	8,151	1997	12/97	3-30
Forest View	192	Renton, WA		3,731	14,530	912	3,731	15,442	19,173	3,448	1998	10/03	3-30
Meadowood	320	Simi Valley, CA		7,852	18,592	4,452	7,898	22,998	30,896	11,162	1986	11/96	3-30
Mira Monte	355	Mira Mesa, CA		7,165	28,459	7,115	7,186	35,553	42,739	9,754	1982	12/02	3-30
Mission Hills	282	Oceanside, CA		10,099	38,778	3,190	10,167	41,900	52,067	6,841	1984	7/05	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	1,941	3,890	10,329	14,219	4,845	1985	10/97	3-30
Walnut Heights	163	Walnut, CA		4,858	19,168	1,716	4,887	20,855	25,742	4,494	1964	10/03	3-30
Windsor Ridge	216	Sunnyvale, CA		4,017	10,315	4,578	4,021	14,889	18,910	9,855	1989	03/89	3-30
			229,000	64,781	204,147	35,615	66,048	238,495	304,543	82,695
Alpine Village	306	Alpine, CA	16,391	4,967	19,728	2,969	4,982	22,682	27,664	5,686	1971	12/02	3-30
Anchor Village	301	Mukilteo, WA	10,750	2,498	10,595	9,567	2,823	19,837	22,660	9,034	1981	01/97	3-30
Avondale at Warner Center	446	Woodland Hills, CA	48,570	10,536	24,522	15,885	10,601	40,342	50,943	15,602	1970	01/97	3-30
Bridgeport	184	Newark, CA	22,657	1,608	7,582	6,769	1,525	14,434	15,959	8,920	1987	07/87	3-30
Barkley, The(2)	161	Anaheim, CA	17,442	-	8,520	4,647	2,353	10,814	13,167	4,127	1984	04/00	3-30
Belmont Station	275	Los Angeles, CA	30,045	8,100	66,666	2,437	8,267	68,936	77,203	3,848	2008	12/08	3-30
Brentwood	140	Santa Ana, CA	20,198	2,833	11,303	4,799	3,503	15,433	18,935	4,022	1970	11/01	3-30
Brighton Ridge	264	Renton, WA	15,511	2,623	10,800	4,318	2,656	15,085	17,741	7,479	1986	12/96	3-30
Brookside Oaks	170	Sunnyvale, CA	13,651	7,301	16,310	18,221	10,328	31,504	41,832	7,700	1973	06/00	3-30
Cairns, The	100	Seattle, WA	11,323	6,937	20,679	183	6,939	20,860	27,799	1,782	2006	06/07	3-30
Camarillo Oaks	564	Camarillo, CA	50,962	10,953	25,254	6,125	11,075	31,257	42,332	16,422	1985	07/96	3-30
Camino Ruiz Square	160	Camarillo, CA	21,110	6,871	26,119	420	6,932	26,479	33,410	2,679	1990	12/06	3-30
Canyon Oaks	250	San Ramon, CA	30,127	19,088	44,473	454	19,088	44,927	64,015	3,985	2005	05/07	3-30
Canyon Pointe	250	Bothell, WA	15,243	4,692	18,288	2,456	4,693	20,743	25,436	4,464	1990	10/03	3-30
Capri at Sunny Hills	100	Fullerton, CA	18,673	3,337	13,320	5,780	4,048	18,389	22,437	4,902	1961	09/01	3-30
Carlyle, The	132	San Jose, CA	14,935	3,954	15,277	9,582	5,801	23,012	28,813	6,970	2000	04/00	3-30
City View	560	Hayward, CA	49,846	9,883	37,670	19,915	10,349	57,119	67,468	22,404	1975	03/98	3-30
Coldwater Canyon	39	Studio City, CA	5,781	1,674	6,640	1,046	1,676	7,684	9,360	841	1979	05/07	3-30
Devonshire	276	Hemet, CA	10,672	3,470	13,786	1,983	3,482	15,758	19,239	4,309	1988	12/02	3-30
Emerald Ridge - North	180	Bellevue, WA	10,366	3,449	7,801	3,605	3,449	11,406	14,855	6,220	1987	11/94	3-30
Esplanade	278	San Jose, CA	47,529	18,170	40,086	4,258	18,429	44,085	62,514	8,043	2002	11/04	3-30
Evergreen Heights	200	Kirkland, WA	10,549	3,566	13,395	2,922	3,649	16,233	19,883	7,200	1990	06/97	3-30
													(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of		Date		Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction		acquired		(years)
Encumbered apartment communities (continued)
Fairwood Pond	194	Renton, WA	14,070	5,296	15,564	1,082	5,297	16,645	21,942	3,105	1997		10/04		3-30
Fountain Park	705	Playa Vista, CA	98,256	25,073	94,980	18,955	25,203	113,805	139,008	22,954	2002		02/04		3-30
Harvest Park	104	Santa Rosa, CA	11,271	6,700	15,479	499	6,690	15,988	22,678	1,550	2004		03/07		3-30
Hampton Place	132	Glendale, CA	22,167	4,288	11,081	2,596	4,307	13,658	17,965	5,008	1970		06/99		3-30
Hidden Valley	324	Simi Valley, CA	32,240	14,174	34,065	603	11,663	37,178	48,842	6,867	2004		12/04		3-30
Highridge	255	Rancho Palos Verdes, CA	44,807	5,419	18,347	15,188	6,072	32,882	38,954	12,404	1972		05/97		3-30
Highlands at Wynhaven	333	Issaquah, WA	34,820	16,271	48,932	2,190	16,271	51,122	67,393	2,351	2000		08/08		3-30
Huntington Breakers	342	Huntington Beach, CA	40,415	9,306	22,720	4,368	9,315	27,078	36,394	11,749	1984		10/97		3-30
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	6,975	3,474	14,849	18,323	7,527	1985		10/94		3-30
Kings Road	196	Los Angeles, CA	30,928	4,023	9,527	6,471	4,031	15,990	20,021	6,387	1979		06/97		3-30
Le Pac Luxury Apartments	140	Santa Clara, CA	13,227	3,090	7,421	11,100	3,092	18,518	21,611	6,405	1975		02/94		3-30
Marbrisa	202	Long Beach, CA	20,197	4,700	18,605	2,002	4,760	20,547	25,307	5,379	1987		09/02		3-30
Mirabella	188	Marina Del Rey, CA	48,676	6,180	26,673	11,632	6,270	38,215	44,485	10,306	2000		05/00		3-30
Mill Creek at Windermere	400	San Ramon, CA	52,197	29,551	70,430	850	29,551	69,481	99,032	5,346	2005		09/07		3-30
Montclaire, The	390	Sunnyvale, CA	49,137	4,842	19,776	22,460	4,997	42,081	47,078	22,685	1973		12/88		3-30
Montejo	124	Garden Grove, CA	5,618	1,925	7,685	2,115	2,195	9,530	11,725	2,805	1974		11/01		3-30
Monterey Villas	122	Oxnard, CA	13,319	2,349	5,579	4,657	2,424	10,161	12,585	4,018	1974		07/97		3-30
Park Place/Windsor Cout/Cochran	176	Los Angeles, CA	21,179	4,965	11,806	6,398	5,015	18,153	23,169	7,734	1988		08/97		3-30
Park Hill at Issaquah	245	Issaquah, CA	30,844	7,284	21,937	1,169	7,284	23,106	30,390	4,292	1999		02/99	(3)	3-30
Palisades, The	192	Bellevue, WA	22,187	1,560	6,242	10,053	1,565	16,290	17,855	8,765	1969/1977	(4)	05/90		3-30
Pathways	296	Long Beach, CA	39,720	4,083	16,757	19,126	6,239	33,728	39,966	16,992	1975		02/91		3-30
Pointe at Cupertino, The	116	Cupertino, CA	12,631	4,505	17,605	1,014	4,505	18,619	23,124	3,716	1963		08/98	(5)	3-30
Sammamish View	153	Bellevue, WA	10,421	3,324	7,501	6,124	3,331	13,617	16,949	6,606	1986		11/94		3-30
San Marcos	432	Richmond, CA	47,617	15,563	36,204	24,921	22,866	53,823	76,688	11,266	2003		11/03		3-30
Stevenson Place	200	Fremont, CA	22,849	996	5,582	9,575	1,001	15,152	16,153	10,026	1971		04/83		3-30
Stonehedge Village	196	Bothell, WA	13,372	3,167	12,603	3,789	3,201	16,358	19,559	6,941	1986		10/97		3-30
Summit Park	300	San Diego, CA	20,326	5,959	23,670	2,678	5,977	26,330	32,307	6,937	1972		12/02		3-30
Thomas Jefferson	156	Sunnyvale, CA	19,092	8,190	19,306	921	8,191	20,226	28,417	1,564	1969		09/07		3-30
Tierra Vista	404	Oxnard, CA	60,353	13,652	53,336	1,367	13,661	54,694	68,355	10,517	2001		01/01	(5)	3-30
Treehouse	164	Santa Ana, CA	7,564	2,626	10,485	2,589	2,957	12,743	15,700	3,757	1970		11/01		3-30
Boulevard	172	Fremont, CA	9,800	3,520	8,182	10,967	3,580	19,089	22,669	7,655	1978		01/96		3-30
Valley Park	160	Fountain Valley, CA	9,582	3,361	13,420	3,441	3,761	16,461	20,222	4,793	1969		11/01		3-30
Villa Angelina	256	Placentia, CA	12,958	4,498	17,962	3,414	4,962	20,912	25,874	5,914	1970		11/01		3-30
Vista Belvedere	76	Tiburon, CA	10,920	5,573	11,901	3,031	5,573	14,932	20,505	2,966	1963		08/04		3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	4,079	1,296	9,047	10,344	4,776	1986		11/95		3-30
Wilshire Promenade	149	Fullerton, CA	19,087	3,118	7,385	5,722	3,797	12,428	16,225	5,616	1992		01/97		3-30
Wharfside Pointe	142	Seattle, WA	7,568	2,245	7,020	6,586	2,258	13,594	15,851	6,100	1990		06/94		3-30
			1,795,064	499,643	1,537,704	453,648	526,187	1,963,009	2,489,196	576,371					(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date		Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired		(years)
Unencumbered apartment communities
Alpine Country	108	Alpine, CA		1,741	6,914	775	1,746	7,684	9,430	1,952	1986	12/02		3-30
Bluffs II, The	224	San Diego, CA		3,405	7,743	6,393	3,442	14,100	17,541	4,888	1974	06/97	(6)	3-30
Belmont Terrace	71	Belmont, CA		4,446	10,290	1,874	4,473	12,137	16,610	1,628	1974	10/06		3-30
Bridle Trails	108	Kirkland, WA		1,500	5,930	5,626	1,531	11,525	13,056	4,435	1986	10/97		3-30
Cambridge	40	Chula Vista, CA		497	1,973	286	498	2,258	2,756	571	1965	12/02		3-30
CBC Apartments	148	Goleta, CA		6,283	24,000	1,199	6,288	25,195	31,482	3,461	1962	01/06		3-30
Cedar Terrace	180	Bellevue, WA		5,543	16,442	2,979	5,652	19,312	24,964	3,534	1984	01/05		3-30
Chimney Sweep Apartments	91	Goleta, CA		5,558	21,320	1,626	5,618	22,886	28,504	3,687	1967	01/06		3-30
Chestnut Street	96	Santa Cruz, CA		6,582	15,689	560	6,582	16,249	22,831	747	2002	07/08		3-30
Country Villas	180	Oceanside, CA		4,174	16,583	2,338	4,187	18,908	23,095	5,003	1976	12/02		3-30
Monterra del Sol	85	Pasadena, CA		2,202	4,794	4,810	2,824	8,982	11,806	3,027	1972	04/99		3-30
Fairways(7)	74	Newport Beach, CA		-	7,850	3,610	9	11,451	11,460	4,938	1972	06/99		3-30
Foothill Commons	360	Bellevue, WA		2,435	9,821	26,877	2,440	36,693	39,133	12,509	1978	03/90		3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA		5,875	13,992	3,885	5,964	17,788	23,752	8,647	1985	02/97		3-30
Hampton Court	83	Glendale, CA		2,407	5,672	1,780	2,426	7,434	9,859	2,621	1974	06/99		3-30
Hillsdale Garden Apartments	697	San Mateo, CA		22,000	94,681	5,620	22,244	100,058	122,301	10,935	1948	09/06	(8)	3-30
Hope Ranch Collection	108	Santa Barbara, CA		16,877	4,078	899	4,208	17,646	21,854	1,407	1965	03/07		3-30
Linden Square	183	Seattle, WA		4,374	11,588	1,902	4,202	13,662	17,864	4,528	1994	06/00		3-30
Lofts at Pinehurst, The	118	Ventura, CA		1,570	3,912	4,190	1,618	8,054	9,672	3,157	1971	06/97		3-30
Magnolia Lane(9)	32	Sunnyvale, CA		-	5,430	117	-	5,547	5,547	469	2001	06/07		3-30
Marbella, The	60	Los Angeles, CA		2,826	11,269	2,815	2,871	14,039	16,910	2,322	1991	09/05		3-30
Marina City Club(10)	101	Marina Del Rey, CA		-	28,167	3,714	-	31,881	31,881	6,548	1971	01/04		3-30
Marina Cove(11)	292	Santa Clara, CA		5,320	16,431	8,468	5,324	24,895	30,219	12,655	1974	06/94		3-30
Mariners Place	105	Oxnard, CA		1,555	6,103	1,818	1,562	7,914	9,476	2,879	1987	05/00		3-30
Mesa Village	133	Clairemont, CA		1,888	7,498	733	1,894	8,226	10,119	1,983	1963	12/02		3-30
Monterra del Mar	123	Pasadena, CA		2,188	5,263	4,173	2,735	8,888	11,624	3,669	1972	09/97		3-30
Monterra del Rey	84	Pasadena, CA		2,312	4,923	4,508	2,825	8,918	11,743	3,229	1972	04/99		3-30
Mt. Sutro	99	San Francisco, CA		2,334	8,507	2,270	2,809	10,302	13,111	4,088	1973	06/01		3-30
Pinehurst(12)	28	Ventura, CA		355	1,356	326	6	2,032	2,037	451	1973	12/04		3-30
Regency at Encino	75	Encino, CA		3,184	12,737	7	3,184	12,743	15,927	18	1989	12/09		3-30
Salmon Run at Perry Creek	132	Bothell, WA		3,717	11,483	655	3,801	12,054	15,855	3,766	2000	10/00		3-30
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,670	2,820	12,832	15,652	3,445	1983	12/02		3-30
Summerhill Park	100	Sunnyvale, CA		2,654	4,918	1,311	2,656	6,227	8,883	4,475	1988	09/88		3-30
The Laurels at Mill Creek	164	Mill Creek, WA		1,559	6,430	5,422	1,595	11,816	13,411	4,649	1981	12/96		3-30
The Grand	238	Oakland, CA		4,531	89,208	2,145	4,531	91,353	95,884	2,077	2009	01/09		3-30
Tierra del Sol/Norte	156	El Cajon, CA		2,455	9,753	1,041	2,463	10,786	13,249	2,754	1969	12/02		3-30
Tuscana	30	Tracy, CA		2,828	6,599	151	2,870	6,708	9,578	588	2007	02/07		3-30
Vista Capri - North	106	San Diego, CA		1,663	6,609	620	1,668	7,224	8,892	1,713	1975	12/02		3-30
Woodlawn Colonial	159	Chula Vista, CA		2,344	9,311	1,262	2,351	10,566	12,917	2,751	1974	12/02		3-30
Woodland Commons	236	Bellevue, WA		2,040	8,727	7,733	2,044	16,456	18,500	8,831	1978	03/90		3-30
Woodside Village	145	Ventura, CA		5,331	21,036	1,882	5,341	22,908	28,249	3,918	1987	12/04		3-30
	24,255		1,795,064	651,008	2,113,903	583,720	667,489	2,679,343	3,346,832	735,320

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

						Costs
	Rentable			Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Office Buildings
Essex Hollywood	35,000	Los Angeles, CA	-	10,200	13,800	2,023	10,200	15,823	26,023	2,559	1938	07/06	3-30
925 East Meadow	17,400	Palo Alto, CA	-	1,401	3,172	1,287	1,857	4,003	5,860	2,612	1988	11/97	3-30
935 East Meadow	14,500	Palo Alto, CA	-	1,290	3,078	3,390	1,290	6,468	7,758	451	1962	12/07	3-30
17461 Derian	110,000	Irvine, CA	-	3,079	12,315	5,283	3,105	17,572	20,677	6,415	1983	07/00	3-30
22120 Clarendon	38,900	Woodland Hills, CA	-	903	3,600	1,277	1,015	4,765	5,780	2,108	1982	03/01	3-30

Total apartment communities and other real estate assets			$1,795,064	$667,881	$2,149,868	$596,980	$684,955	$2,727,975	$3,412,930	$749,464			(Continued)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets (continued)
Development Projects(13)

Fourth & U	171	Berkeley, CA	$-	$9,772	$-	$39,697	$49,469	$-	$49,469	$-	04/08	12/07	-
Joule Broadway	295	Seattle, WA	25,985	14,500	-	53,629	68,129	-	68,129	-	05/08	05/08	-
Tasman Retail Pad and Garage	-	Sunnyvale, CA	-	22,000	-	11,174	33,174	-	33,174	-	07/09	04/08	-
AXIS 2300	115	Irvine, CA		27,000		248	27,248		27,248		02/10	12/09	-
Predevelopment Projects	332	various	11,500	16,300	-	8,975	25,275	-	25,275	-	-	-	-
Land held for future development	1,329	various	-	56,531	-	15,139	71,670	-	71,670	-	-	-	-

Consolidated Development Pipeline	2,242		$37,485	$146,103	$-	$128,862	$274,965	$-	$274,965	$-

(1)   The aggregate cost for federal income tax purposes is approximately $2.75 billion (unaudited).
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
(8)    In the second quarter of 2007, the Company entered into a joint venture with a third-party, and the Company contributed the improvements for an 81.5% interest in the joint venture.
(9)   The land is leased pursuant to a ground lease expiring 2070.
(10)  The land is leased pursuant to a ground lease expiring 2067.
(11)  A portion of land is leased pursuant to a ground lease expiring in 2028.
(12)  The land is leased pursuant to a ground lease expiring in 2028.
(13)  All construction costs are reflected as real estate under development in the Company's consolidated balance sheets during active development, or the project is in lease-up.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

A summary of activity for rental properties and accumulated depreciation is as follows:

	2009	2008	2007		2009	2008	2007
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$3,279,788	$3,117,759	$2,669,187	Balance at beginning of year	$640,026	$541,987	$465,015
Improvements	79,094	87,490	105,673	Depreciation expense - Acquisitions	18	1,252	4,838
Acquisition of real estate	16,000	89,120	388,051	Depreciation expense - Development	-	557	5,540
Development of real estate	74,590	103,792	9,554	Depreciation expense - Discontinued operations	495	3,593	5,652
Disposition of real estate	(36,542)	(118,373)	(54,706)	Depreciation and amortization expense - Rental properties	116,762	104,437	79,442
Balance at the end of year	$3,412,930	$3,279,788	$3,117,759	Dispositions	(7,837)	(11,800)	(18,500)
				Balance at the end of year	$749,464	$640,026	$541,987

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: February 25, 2010

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

Signature	Title	Date

/S/ KEITH R. GUERICKE Keith R. Guericke	Chief Executive Officer and President, Director, and Vice Chairman of the Board (Principal Executive Officer)	February 25, 2010

/S/ MICHAEL J. SCHALL Michael J. Schall	Senior Executive Vice President, Director, and Chief Operating Officer	February 25, 2010

/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 25, 2010

/S/ DAVID W. BRADY David W. Brady	Director	February 25, 2010

/S/ ROBERT E. LARSON Robert E. Larson	Director	February 25, 2010

/S/ GARY P. MARTIN Gary P. Martin	Director	February 25, 2010

S-1

Signature	Title	Date

/S/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	February 25, 2010

/S/ THOMAS E. RANDLETT Thomas E. Randlett	Director	February 25, 2010

/S/ WILLARD H. SMITH, JR. Willard H. Smith, Jr.	Director	February 25, 2010

S-2

EXHIBIT INDEX

Exhibit No.	Document

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

10.3
Form of Indemnification Agreement between Essex and its directors and officers, attached as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

10.4
Agreement between Essex Property Trust, Inc. and George M. Marcus dated March 27, 2003 attached as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.5
Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference. *

10.6
Indenture, dated October 28, 2005, by and among Essex Property Trust, Inc., as Guarantor, Essex Portfolio, L.P., as the Issuer, and Wells Fargo Bank, N.A., attached as Exhibit 10.1 to the Company’s current report on Form 8-K, filed November 2, 2005, and incorporated herein by reference.

10.7
Fourth Amended and Restated Revolving Credit Agreement, dated as of March 24, 2006, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2006, and incorporated herein by reference.

10.8
Supplemental Indenture, dated November 1, 2006, to the Indenture, dated October 28, 2005, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and Wells Fargo Bank, N.A., attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

10.9
First Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of September 28, 2007, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.

10.10
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

10.11
Certificate of Amendment to the 2004 Non-Employee Director Option Program, dated as of February 26, 2008, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 2008, and incorporated herein by reference.*

10.12
2005 Deferred Compensation Plan (as amended and restated) of Essex Portfolio, L.P., dated as of December 2, 2008, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December  8, 2008, and incorporated herein by reference.*

10.13
Executive Severance Plan of Essex Property Trust, Inc., amended and restated effective as of December 31, 2008, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 8, 2008, and incorporated herein by reference.*

10.14
Credit Agreement, dated as of November 17, 2008, by and between Essex CAL-WA, L.P., as Borrower, and Northmarq Capital, Inc., as Lender, attached as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.15
Controlled Equity Offering Sales Agreement, dated May 6, 2009, by and between Essex Property Trust, Inc. and Cantor Fitzgerald & Co., attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.

10.16
Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of May 27, 2009, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 27, 2009, and incorporated herein by reference.

10.17
Revolving Credit Agreement, dated as of December 18, 2009, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders as specified therein, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 21, 2009, and incorporated herein by reference.

10.18
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 23, 2009, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 30, 2009, and incorporated herein by reference.*

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

14.1	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries of Essex Property Trust, Inc.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.