Form 10-Q
period 2010-03-31
ESSEX PROPERTY TRUST INC
filed 2010-05-06
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  30,102,957 shares of Common Stock as of May 5, 2010.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.  Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
Assets	2010	2009
Real estate:
Rental properties:
Land and land improvements	$684,955	$684,955
Buildings and improvements	2,734,863	2,727,975
	3,419,818	3,412,930
Less accumulated depreciation	(779,923)	(749,464)
	2,639,895	2,663,466
Real estate under development	304,483	274,965
Co-investments	137,473	70,783
	3,081,851	3,009,214
Cash and cash equivalents-unrestricted	22,312	20,660
Cash and cash equivalents-restricted	18,067	17,274
Marketable securities	114,276	134,844
Notes and other receivables	35,545	36,305
Prepaid expenses and other assets	21,850	21,349
Deferred charges, net	14,530	14,991
Total assets	$3,308,431	$3,254,637

Liabilities and Equity
Mortgage notes payable	$1,626,734	$1,603,549
Lines of credit	256,000	239,000
Exchangeable bonds	4,918	4,893
Accounts payable and accrued liabilities	47,748	38,514
Construction payable	12,380	10,327
Dividends payable	34,345	33,750
Cash flow hedge liabilities	38,618	30,156
Other liabilities	17,048	16,558
Total liabilities	2,037,791	1,976,747

Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,980,000 issued and 178,249 outstanding	4,349	4,349
Stockholders' equity and noncontrolling interest:
Common stock, $.0001 par value, 649,702,178 shares authorized 29,100,478 and 28,849,779 shares issued and outstanding	3	3
Cumulative redeemable preferred stock; $.0001 par value:
7.8125% Series F - 1,000,000 shares authorized,issued and outstanding, liquidation value	25,000	25,000
Additional paid-in capital	1,293,829	1,275,251
Distributions in excess of accumulated earnings	(239,904)	(222,952)
Accumulated other comprehensive (loss) income	(34,850)	(24,206)
Total stockholders' equity	1,044,078	1,053,096
Noncontrolling interest	222,213	220,445
Total stockholders' equity and noncontrolling interest	1,266,291	1,273,541
Total liabilities and equity	$3,308,431	$3,254,637

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental and other property	$99,706	$103,914
Management and other fees from affiliates	1,478	1,197
	101,184	105,111
Expenses:
Property operating, excluding real estate taxes	24,671	24,080
Real estate taxes	9,528	9,043
Depreciation and amortization	30,487	28,965
Interest	20,836	20,203
General and administrative	5,618	6,233
Impairment and other charges	-	5,752
	91,140	94,276

Earnings from operations	10,044	10,835

Interest and other income	7,855	3,232
Equity (loss) income in co-investments	(41)	539
Gain on early retirement of debt	-	6,124
Gain on sale of real estate	-	53
Income before discontinued operations	17,858	20,783
Income from discontinued operations	-	2,555
Net income	17,858	23,338
Net income attributable to noncontrolling interest	(4,189)	(4,942)
Net income attributable to controlling interest	13,669	18,396
Dividends to preferred stockholders	(542)	(1,826)
Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	-	25,695
Net income available to common stockholders	$13,127	$42,265

Per common share data:
Basic:
Income before discontinued operations available to common stockholders	$0.45	$1.51
Income from discontinued operations	-	0.10
Net income available to common stockholders	$0.45	$1.61
Weighted average number of common shares outstanding during the period	28,967,855	26,224,946

Diluted:
Income before discontinued operations available to common stockholders	$0.45	$1.44
Income from discontinued operations	-	0.09
Net income available to common stockholders	$0.45	$1.53
Weighted average number of common shares outstanding during the period	29,018,571	28,692,959

Dividend per common share	$1.033	$1.030

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity, Noncontrolling Interest, and
Comprehensive Income for the three months ended March 31, 2010
(Unaudited)
(Dollars and shares in thousands)

	Series F Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive income	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	(loss)	Interest	Total
Balances at December 31, 2009	1,000	$25,000	28,849	$3	$1,275,251	$(222,952)	$(24,206)	$220,445	$1,273,541
Comprehensive income:
Net income	-	-	-	-	-	13,669	-	4,189	17,858
Reversal of unrealized gains upon the sale of marketable securites	-	-	-	-	-	-	(4,651)	(393)	(5,044)
Change in fair value of cash flow hedges and amortization of settlements of swaps	-	-	-	-	-	-	(8,215)	(626)	(8,841)
Change in fair value of marketable securities	-	-	-	-	-	-	2,222	191	2,413
Comprehensive income									6,386
Issuance of common stock under:
Stock option plans	-	-	46	-	1,094	-	-	-	1,094
Sale of common stock	-	-	205	-	17,309	-	-	-	17,309
Equity based compensation costs	-	-	-	-	175	-	-	393	568
Contributions from noncontrolling interest	-	-	-	-	-	-	-	3,990	3,990
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(5,339)	(5,339)
Dividends declared	-	-	-	-	-	(30,621)	-	-	(30,621)
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	(637)	(637)
Balances at March 31, 2010	1,000	$25,000	29,100	$3	$1,293,829	$(239,904)	$(34,850)	$222,213	$1,266,291

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$52,975	$55,063

Cash flows used in investing activities:
Additions to real estate:
Improvements to recent acquisitions	(348)	(337)
Redevelopment expenditures	(2,636)	(9,095)
Revenue generating capital expenditures	(37)	(176)
Non-revenue generating capital expenditures	(3,867)	(3,383)
Additions to real estate under development	(27,466)	(24,251)
Dispositions of real estate	-	12,395
Changes in restricted cash and refundable deposits	(760)	21,189
Purchases of marketable securities	(18,256)	(17,183)
Sales and maturities of marketable securities	42,241	12,257
Proceeds from tax credit investor	-	3,762
Advances under notes and other receivables	(17)	(725)
Collections of notes and other receivables	149	2,220
Contributions to co-investments	(66,498)	(270)
Net cash used in investing activities	(77,495)	(3,597)

Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	162,592	165,504
Repayment of mortgage and other notes payable and lines of credit	(122,417)	(39,875)
Additions to deferred charges	(395)	(343)
Retirement of exchangeable bonds	-	(66,460)
Retirement of common stock	-	(20,271)
Retirement of preferred stock, Series G	-	(32,572)
Net proceeds from stock options exercised	1,094	443
Net proceeds from issuance of common stock	17,309	-
Contributions from noncontrolling interest	3,990	-
Distributions to noncontrolling interest	(5,339)	(5,420)
Redemptions of noncontrolling interest	(637)	-
Common and preferred stock dividends paid	(30,025)	(29,169)
Net cash provided by (used in) financing activities	26,172	(28,163)

Net increase in cash and cash equivalents	1,652	23,303
Cash and cash equivalents at beginning of period	20,660	41,909
Cash and cash equivalents at end of period	$22,312	$65,212

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $2.8 million and $3.2 million capitalized in 2010 and 2009, respectively	$19,761	$14,853
Supplemental disclosure of noncash investing and financing activities:
Change in accrual of dividends	$595	$506
Change in value of cash flow hedge liabilities	$8,462	$18,304
Change in fair value of marketable securities	$2,631	$-
Change in construction payable	$2,053	$3,533

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

(1)  Organization and Basis of Presentation

The unaudited condensed consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature, except as otherwise noted.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company).  See below for a description of entities consolidated by the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 92.3% general partnership interest as of March 31, 2010.  Total Operating Partnership units outstanding were 2,413,690 and 2,398,479 as of March 31, 2010 and December 31, 2009, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $217.1 million and $200.6 million, as of March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, the Company owned or had ownership interests in 133 apartment communities, (aggregating 27,249 units) (collectively, the “Communities”, and individually, a “Community”), five office and commercial buildings and five active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company’s development, redevelopment and asset management capabilities.  Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of March 31, 2010, owned 14 apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Marketable Securities

As of March 31, 2010 marketable securities consisted primarily of investment-grade unsecured bonds, mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of March 31, 2010 the Company had classified the marketable securities as available for sale and the Company reports these securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and mortgage backed securities and level 1 for the investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard entitled “Fair Value Measurements and Disclosures”  as discussed later in Note 1), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.  Amortization of unearned discounts is included in interest income.

Index

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), an office building that is subject to loans made by the Company, and 55 low income housing units since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,125,980 and 1,129,205 as of March 31, 2010 and December 31, 2009 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $101.3 million and $94.5 million, as of March 31, 2010 and December 31, 2009, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $238.9 million and $165.9 million, respectively, as of March 31, 2010 and $237.9 million and $164.4 million, respectively, as of December 31, 2009.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of March 31, 2010 and December 31, 2009, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

Stock-Based Compensation

The Company accounts for share based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13, “Stock Based Compensation Plans,” in the Company’s Form 10-K for the year ended December 31, 2009) are being amortized over the expected service periods. Stock-based compensation expense for options and restricted stock totaled $0.2 million for the three months ended March 31, 2010 and 2009.  The intrinsic value of the stock options exercised during the three months ended March 31, 2010 and 2009 totaled $1.0 million and $0.6 million, respectively.  As of March 31, 2010, the intrinsic value of the stock options outstanding and fully vested totaled $4.4 million.  As of March 31, 2010, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $3.5 million.  The cost is expected to be recognized over a weighted-average period of 2 to 5 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z Units totaled $0.4 million for the three months ended March 31, 2010 and 2009, respectively.  Stock-based compensation capitalized for stock options, restricted stock awards, and the Z Units totaled $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, the intrinsic value of the Z Units subject to future vesting totaled $6.4 million.  As of March 31, 2010, total unrecognized compensation cost related to Z Units subject to future vesting granted under the Z Units totaled $4.3 million.  The unamortized cost is expected to be recognized over the next year to five years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB statement entitled “Fair Value Measurements and Disclosures”.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.

The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities.  The Company uses Level 2 inputs for its investments in unsecured bonds, mortgage backed securities, notes receivable, notes payable, and cash flow hedges.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for cash flow hedges is described in more detail in Note 8.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and other receivables from related parties, and notes and other receivables approximate fair value as of March 31, 2010 and December 31, 2009, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.37 billion of fixed rate debt at March 31, 2010 is approximately $1.40 billion and the fair value of the Company’s $514.6 million of variable rate debt at March 31, 2010 is $492.1 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of March 31, 2010 due to the short-term maturity of these instruments.  Marketable securities and cash flow hedge liabilities are carried at fair value as of March 31, 2010, as discussed further above and in Note 8.

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

New Accounting Pronouncements

In June 2009, the FASB issued an accounting standard entitled, "Amendments to FASB Interpretation No. 46(R)”, that amends existing standards which, among other things, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  The Company adopted the standard on January 1, 2010 and there was no impact on the Company’s condensed consolidated financial statements.

(2)  Significant Transactions During the First Quarter of 2010

(a)  Acquisitions

The Company entered into a joint venture that acquired Essex Skyline at MacArthur Place, a new 349-unit high rise condominium project that will be operated as an apartment community.  The property is located in Santa Ana, California and the acquisition price was $128 million.  The Company acquired a 47% effective interest in the joint venture and accounts for this co-investment on the equity method, and the Company earned a fee of $0.5 million for the acquisition of the property.  The Company will receive management fees and may earn a promoted interest if certain financial hurdles are achieved by the joint venture for the management and sale of the property.

 (b) Equity

The Company issued 205,000 shares of common stock at an average price of $85.72, for $17.3 million, net of fees and commissions.

(c) Marketable Securities

The Company sold $42.2 million of investment grade unsecured bonds for a gain of $5.0 million.  During April, the Company sold an additional $22.5 million in unsecured bonds for a gain of $4.0 million.

In February 2010, the Company purchased an interest in mortgages secured by apartments for $16.9 million which is estimated to yield an 11% return over the expected 10-year duration of the loan portfolio.

(d) Mortgage Notes Payable

The Company obtained fixed rate mortgage loans totaling $35.1 million secured by Summerhill Park for $14.3 million at a rate of 5.4%, and Brookside Oaks totaling $20.8 million at a rate of 5.2%, both loans mature in March 2010.  Also during the quarter, the Company paid-off a maturing loan of $13.6 million with a fixed rate of 7.9% secured by Brookside Oaks.

Index

(3) Co-investments

The Company has joint venture investments in co-investments, which are accounted for under the equity method.  The joint ventures own, operate and develop apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	March 31, 2010	December 31, 2009
Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$70,269	$70,283
Membership interest in a limited liability company that owns Essex Skyline at MacArthur Place	66,704	-
	136,973	70,283
Investments accounted for under the cost method of accounting:
Series A Preferred Stock interest in Multifamily Technology Solutions, Inc	500	500
Total co-investments	$137,473	$70,783

The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	March 31, 2010	December 31, 2009
Balance sheets:
Rental properties and real estate under development	$643,225	$489,352
Other assets	30,012	30,458
Total assets	$673,237	$519,810
Mortgage notes and construction payable	$294,184	$312,859
Other liabilities	8,366	6,645
Equity	370,621	200,306
Total liabilities and equity	$673,171	$519,810
Company's share of equity	$136,973	$70,283

	Three Months Ended
	March 31,
	2010	2009
Statements of operations:
Property revenues	$12,328	$12,003
Property operating expenses	(5,007)	(4,330)
Net property operating income	7,321	7,673
Interest expense	(2,962)	(2,192)
Depreciation and amortization	(4,453)	(3,612)
Total net (loss) income	$(94)	$1,869
Company's share of operating net (loss) income	$(41)	$539
Company's share of net (loss) income	$(41)	$539

Index

(4) Notes and Other Receivables
Notes receivable secured by real estate, and other receivables consist of the following as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009

Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2010	$6,719	$6,742
Note receivable, secured, bearing interest at 8.0%, due November 2010	971	971
Note receivable, secured, bearing interest at LIBOR + 3.25%, due December 2010	12,547	12,551
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,389	7,317
Note receivable, secured, bearing interest at 6.5%, due August 2011	3,221	3,199
Other receivables	4,698	5,525
	$35,545	$36,305

(5) Related Party Transactions

Management and other fees from affiliates include management, development and redevelopment fees from Fund II of $1.0 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively, and a property acquisition fee of $0.5 million from the limited liability company that owns Skyline at MacArthur Place for the three months ended March 31, 2010.  All of these fees are net of intercompany amounts eliminated by the Company.

An Executive Vice President of the Company invested $4.0 million for a 6% limited partnership interest in a partnership with the Company that acquired a 50% interest in a limited liability company that acquired Essex Skyline at MacArthur Place.  The Executive Vice President’s investment is equal to a pro-rata share of the contributions, and distributions resulting from distributable cash generated by Essex Skyline at MacArthur Place will be calculated in the same manner as the calculation of distributions to the third party investor.  The Executive Vice President does not participate in any promote interest or fees paid to the Company by the Essex Skyline at MacArthur Place joint venture.

Index

(6) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its apartment communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are properties classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties which are primarily office buildings.  Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Southern California	$50,925	$52,296
Northern California	29,987	30,842
Seattle Metro	16,727	18,718
Other real estate assets	2,067	2,058
Total property revenues	$99,706	$103,914

Net operating income:
Southern California	$34,012	$35,827
Northern California	19,800	21,378
Seattle Metro	10,573	12,405
Other real estate assets	1,122	1,181
Total net operating income	65,507	70,791

Depreciation and amortization	(30,487)	(28,965)
Interest expense	(20,836)	(20,203)
Interest and other income	7,855	3,232
General and administrative	(5,618)	(6,233)
Management and other fees from affiliates	1,478	1,197
Equity (loss) income from co-investments	(41)	539
Gain on early retirement of debt	-	6,124
Impairment and other charges	-	(5,752)
Gain on sale of real estate	-	53
Income before discontinued operations	$17,858	$20,783

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Assets:
Southern California	$1,228,598	$1,239,657
Northern California	915,156	923,103
Seattle Metro	413,427	417,708
Other real estate assets	82,714	82,998
Net reportable operating segments - real estate assets	2,639,895	2,663,466
Real estate under development	304,483	274,965
Cash and cash equivalents	40,379	37,934
Marketable securities	114,276	134,844
Co-investments	137,473	70,783
Notes and other receivables	35,545	36,305
Other non-segment assets	36,380	36,340
Total assets	$3,308,431	$3,254,637

Index

(7)  Net Income Per Common Share
       (Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Income	Weighted-average Common Shares	Per Common Share Amount	Income	Weighted-average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$13,127	28,968	$0.45	$39,710	26,225	$1.51
Income (loss) from discontinued operations available to common stockholders	-	28,968	-	2,555	26,225	0.10
	13,127		$0.45	42,265		$1.61
Effect of Dilutive Securities (1)(2)	-	51		1,799	2,468

Diluted:
Income from continuing operations available to common stockholders (1)	$13,127			$39,710
Add: noncontrolling interests OP unitholders	-			1,629
Adjusted income from continuing operations available to common stockholders (1)	13,127	29,019	$0.45	41,339	28,693	$1.44
Income (loss) from discontinued operations available to common stockholders	-			2,555
Add: noncontrolling interests OP unitholders	-			170
Adjusted income from discontinued operations available to common stockholders	-	29,019	-	2,725	28,693	0.09
	$13,127		$0.45	$44,064		$1.53

(1)
Weighted convertible limited partnership units of 2,419,837, which includes vested Series Z incentive units, for the three months ended March 31, 2010 were not included in the determination of diluted EPS because they were anti-dilutive.  Convertible limited partnership units of 2,444,747, which includes vested Series Z incentive units,  for the three months ended March 31, 2009 were included in the determination of diluted EPS because they were dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

The holders of the exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at the Company’s option, a portion of the notes may be exchanged for Essex common stock; the original exchange rate was $103.25 per share of Essex common stock.  During the three months ended March 31, 2010 the weighted average common stock price did not exceed the strike price and therefore common stock issuable upon exchange of the exchangeable notes was not included in the diluted share count as the effect was anti-dilutive.

Stock options of 145,136 and 102,290 for the three months ended March 31, 2010 and 2009, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three months ended and, therefore, were anti-dilutive.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the three months ended March 31, 2010 and 2009, as the effect was anti-dilutive.

(2)
For the three months ended March 31, 2010, net income allocated to convertible limited partnership units and vested Series Z units aggregating $1.1 million has been excluded to income available to common stock holders for the calculation of net income per common share since these units are excluded in the diluted weighted average common shares for the period. For the three months ended March 31, 2009, net income allocated to convertible limited partnership units and vested Series Z units aggregating $1.8 million has been included to income available to common stock holders for the calculation of net income per common share since these units are included in the diluted weighted average common shares for the period.

Index

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

As of March 31, 2010 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from October 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $194.2 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $258.6 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $38.8 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.2 million.  The overall fair value of the derivatives changed by $8.5 million during the three months ended March 31, 2010 to a net liability of $38.6 million as of March 31, 2010, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarters ended March 31, 2010 and 2009.

(9)  Discontinued Operations

In the normal course of business, the Company will receive offers for sale of its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  The Company classifies real estate as "held for sale" when the sale is considered to be probable.

In the first quarter of 2009, the Company sold Carlton Heights Villas, a 70-unit property located in Santee, California and Grand Regency, a 60-unit property in Escondido, California.  During the second quarter of 2009, the Company sold Mountain View Apartments, a 106-unit community located in Camarillo, California.  During the third quarter of 2009, the Company sold Spring Lake, a 69-unit community located in Seattle, Washington.  During the fourth quarter of 2009, the Company sold Maple Leaf, a 48 unit community located in Seattle, Washington.  The operations for these sold communities are included in discontinued operations for the three months ended March 31, 2009.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended
	March 31,
	2009	2008

Rental revenues	$-	$926
Property operating expenses	-	(357)
Depreciation and amortization	-	(239)
Income from real estate sold	-	330
Gain on sale	-	2,472
Internal disposition costs (1)	-	(247)
		2,225
Income from discontinued operations	$-	$2,555

(1)  Internal disposition costs relate to a disposition incentive program established to pay incremental bonuses for the sale of certain of the Company's communities that are part of the program.

Index

(10)  Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 and our Current Report on Form 10-Q for the quarter ended March 31, 2010.

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

As of March 31, 2010, we had ownership interests in 133 apartment communities, comprising 27,249 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2010, we also had ownership interests in five office and commercial buildings (with approximately 215,840 square feet).

As of March 31, 2010, our consolidated development pipeline was comprised of four development projects, two predevelopment projects and four land parcels held for future development or sale aggregating 2,242 units, with total incurred costs of $304.4 million.  The estimated remaining project costs are $112.5 million and the total active development project costs are $416.9 million.

The Company has one unconsolidated joint venture development project, Essex Skyline at MacArthur Place, a 349-unit high rise condominium project as of March 31, 2010.  Total costs incurred are $129.4 million, with estimated remaining project costs of $5.3 million for total estimated costs of $134.7 million.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2010		As of March 31, 2009
	Apartment Units	%	Apartment Units	%
Southern California	12,334	51%	12,370	51%
Northern California	6,695	28%	6,457	27%
Seattle Metro	5,249	21%	5,338	22%
Total	24,278	100%	24,165	100%

Co-investments including Fund II communities and communities included in discontinued operations are not included in the table above for both years presented above.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Our average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended March 31, 2010 and 2009) increased 60 basis points to 97.5% as of March 31, 2010 from 96.9% as of March 31, 2009.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

Index

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended March 31, 2010 and 2009 is as follows:

	Three months ended
	March 31,
	2010	2009
Southern California	97.0%	96.4%
Northern California	98.1%	97.7%
Seattle Metro	97.9%	97.1%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	March 31,		Dollar	Percentage
	Properties	2010	2009	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	59	$49,128	$51,394	$(2,266)	(4.4	) %
Northern California	27	28,538	30,813	(2,275)	(7.4)
Seattle Metro	23	14,912	16,761	(1,849)	(11.0)
Total Quarterly Same-Property revenues	109	92,578	98,968	(6,390)	(6.5)
Quarterly Non-Same Property Revenues (1)		7,128	4,946	2,182	44.1
Total property revenues		$99,706	$103,914	$(4,208)	(4.0	) %

 (1) Includes one community acquired after January 1, 2009, two redevelopment communities, two development communities, and three commercial buildings.

Quarterly Same-Property Revenues decreased by $6.4 million or 6.5% to $92.6 million in the first quarter of 2010 from $99.0 million in the first quarter of 2010.  The decrease was primarily attributable to a decrease in scheduled rents of $7.3 million or a decrease of 7.6% for the Quarterly Same-Property portfolio from an average rental rate of $1,404 per unit in the first quarter of 2009 to $1,297 per unit in the first quarter of 2010.  Schedule rents decreased in all regions including  decreases in scheduled rents of 4.4%, 7.4%, and 11.0% in Southern California, Northern California, and Seattle Metro, respectively.  The decrease in scheduled rents partially offset by an increase of occupancy of 60 basis points or $0.7 million, from 96.9% for the first quarter of 2009 to 97.5% for the first quarter of 2010.  Ratio utility billing system (“RUBS”) income increased $0.2 million, and other income, rent concessions and bad debt expense were consistent between quarters.  The Company expects that total Quarterly Same-Property revenues will continue to decrease in the second quarter of 2010 from the same period in 2009, due to an expected decrease in scheduled rents compared to the same period in 2009.

Quarterly Non-Same Property Revenues increased by $2.1 million or 44.1% to $7.1 million in the first quarter of 2010 from $4.9 million in the first quarter of 2009.  The increase was primarily due to one community acquired since January 1, 2009, two development communities in lease-up, and two communities that are in redevelopment and classified in non-same property results.

Depreciation expense increased by $1.5 million or 5.3% for the first quarter of 2010 compared to the first quarter of 2009, due to the acquisition of  one community, the completion of two development properties, and the capitalization of approximately $55.6 million in additions to rental properties, including $26.7 million spent on redevelopment and revenue generating capital expenditures during 2009.

General and administrative expense decreased $0.6 million or 9.9% for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, primarily due to a workforce reduction of corporate employees in the fourth quarter of 2009 along with other cost control measures implemented by the Company.

Impairment and other charges for the first quarter of 2010 was $0, compared to $5.8 million for the first quarter of 2009 due to the write-off of an investment in a joint venture development project.

Interest and other income increased by $4.6 million for the first quarter of 2010 primarily due to a $5.0 million gain generated from the sale of marketable securities in the first quarter of 2010 compared to a $1.0 million gain recorded in the first quarter of 2009 from the sale of marketable securities.  Investment and interest income increased $1.4 million between quarters primarily as a result of significant increases in the average balance of marketable securities held in the first quarter of 2010 compared to 2009, and that increase was partially offset by $0.6 million generated from TRS activities, and $0.2 million recorded for lease income in January 2009 due to the lease for the Cadence campus having expired during that month.

Index

Gain on early retirement of debt was $0 for the first quarter of 2010 compared to $6.1 million in the first quarter of 2009, due to the repurchase of $71.3 million of 3.625% exchangeable bonds at a discount to par value.

Income from discontinued operations for the first quarter of 2010 was $0, compared to $2.6 million for the first quarter of 2009 which included the sale of Carlton Heights Villa for a gain of $1.6 million, the sale of Grand Regency for a gain $0.9 million, and the operating results of the apartment communities Mountain View, Spring Lake, and Maple Leaf, which were sold in the second, third and fourth quarters of 2009, respectively.

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for the first quarter of 2010 was $0, compared to $25.7 million for the first quarter of 2009 related to the repurchase of $58.2 million of the Company's Series G Cumulative Convertible Preferred Stock at a discount to carrying value.

Liquidity and Capital Resources

In June 2009, Standard and Poor's (“S&P”) reaffirmed its corporate credit rating of BBB/Stable for Essex Property Trust, Inc.

At March 31, 2010, the Company had $22.3 million of unrestricted cash and cash equivalents and $114.3 million in marketable securities held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2010.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two outstanding lines of credit in the aggregate of $450.0 million committed as of March 31, 2010.  The Company has a $200.0 million unsecured line of credit and as of March 31, 2010 there was a $6.0 million balance on this unsecured line at an average interest rate of 3.3%.  The underlying interest rate on the $200.0 million line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 3.0%.  This facility matures in December 2010 with two one-year extensions, exercisable by the Company.  The Company also has a credit facility from Freddie Mac, which was expanded from $150.0 million to $250.0 million during the fourth quarter of 2009, which matures in December 2013.  This line is secured by eleven apartment communities.  As of March 31, 2010, the Company has $250.0 million outstanding under this line of credit at an average interest rate of 1.3%. The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  The Company’s unsecured line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the line of credit covenants as of March 31, 2010 and December 31, 2009.

The Company may from time to time sell shares of common stock into the existing trading market at current market prices as well as through negotiated transactions under its equity distribution programs with Cantor Fitzgerald & Co. (“Cantor”) and KeyBanc Capital Markets, Inc. (“KeyBanc”).  In May 2009, the Company’s Board of Directors approved the sale of up to 7,500,000 shares of common stock under the equity distribution program.  Pursuant to this approval, the Company entered in a sales agreement with Cantor on May 6, 2009, for the sale of up to 7,500,000 shares pursuant to the Cantor’s equity distribution program.  During March 2010, the Company entered into a new equity distribution agreement with Cantor and the Company also entered into an equity distribution agreement with KeyBanc for the sale, under the two agreements, of up to an aggregate of 5,175,000 shares which represented the shares of common stock that remain unsold under the May 2009 equity distribution program.  During the three months ended March 31, 2010, pursuant to the equity distribution programs, the Company issued 205,000 shares of common stock at an average price of $85.72 for approximately $17.3 million, net of fees and commissions.

During March 2010, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

Index

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200.0 million.  In February 2009, the Company repurchased 350,000 shares of common stock for $20.3 million at an average price of $57.89 per share.  After the Series G Preferred Stock repurchases described below, the Company has authorization to repurchase an additional $41.8 million under the stock repurchase plan.

In 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (the "Series G Preferred Stock") for net proceeds of $145.9 million.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially 0.1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.  During 2009, the Company repurchased $145.0 million in liquidation value of its Series G Preferred Stock at a discount to carrying value, and the excess of the carrying value over the cash paid to redeem the Series G Preferred Stock totaled $50.0 million.   As of March 31, 2010, the carrying value of the Series G Preferred Stock outstanding totaled $4.3 million.   The Company may continue to repurchase Series G Preferred Stock.

In 2005 the Company, through its Operating Partnership, issued $225.0 million of outstanding exchangeable senior notes (the “Bonds”) with a coupon of 3.625% due 2025. The Bonds are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Company.  On or after November 1, 2020, the Bonds will be exchangeable at the option of the holder into cash and, in certain circumstances at Essex’s option, shares of the Company’s common stock at an initial exchange price of $103.25 per share subject to certain adjustments.  The Bonds will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  On or after November 4, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any).  Bond holders may require the Operating Partnership to repurchase all or a portion of the Bonds at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the Bonds on November 1, 2010, November 1, 2015 and November 1, 2020.  During 2008 and 2009, the Company repurchased $220.0 million of these Bonds at a discount to par value.  As of March 31, 2010, the carrying value of the Bonds outstanding totaled $4.9 million.  The Company may continue to repurchase Bonds.

As of March 31, 2010, the Company’s mortgage notes payable totaled $1.6 billion which consisted of $1.4 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2010 to 2020 and $258.6 million of variable rate debt with a weighted average interest rate of 2.3%, which $214.0 million of the variable debt is tax-exempt variable rate demand notes.  The tax-exempt variable rate demand bonds have maturity dates ranging from 2025 to 2039, and $194.2 million are subject to interest rate caps.

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

Derivative Activity

As of March 31, 2010 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from October 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $194.2 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $258.6 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $38.8 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.2 million.  The overall fair value of the derivatives changed by $8.5 million during the three months ended March 31, 2010 to a net liability of $38.6 million as of March 31, 2010, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended March 31, 2010 and 2009.

Index

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of March 31, 2010, the Company had four consolidated and one joint venture development projects aggregating 1,214 units for an estimated cost of $454.2 million, of which $117.8 million remains to be expended.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of March 31, 2010, the Company had two development communities aggregating 357 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at March 31, 2010 was $31.4 million.   The Company may also from time to time acquire land for future development or sale.   The Company owned four land parcels held for future development or sale aggregating 1,020 units as of March 31, 2010.  The aggregate carrying value for these four land parcels was $66.0 million as of March 31, 2010.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least an 8 to 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of March 31, 2010, the Company had four redevelopment communities aggregating 1,032 apartment units with estimated redevelopment costs of $64.2 million, of which approximately $34.1 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of March 31, 2010, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Index

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at March 31, 2010, and the effect these obligations could have on our liquidity and cash flow in future periods:

(In thousands)	2010	2011 and 2012	2013 and 2014	Thereafter	Total
Mortgage notes payable	$139,929	$213,491	$268,269	$1,005,045	$1,626,734
Exchangeable bonds	4,918	-	-	-	4,918
Lines of credit	6,000	-	250,000	-	256,000
Interest on indebtedness (1)	67,922	137,064	103,537	213,763	522,286
Development commitments	60,500	52,000	-	-	112,500
Redevelopment commitments	20,000	14,145	-	-	34,145
	$299,269	$416,700	$621,806	$1,218,808	$2,556,583

(1) Interest on indebtedness for variable debt was calculated using interest rates as of March 31, 2010.

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

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, expectations that scheduled rents will continue to decrease, expectation that the Company may continue to purchase Series G Preferred Stock and bonds, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during 2010 and to provide for dividend payments in accordance with REIT requirements, expectations as to the sources for funding the Company’s development and redevelopment pipeline and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that mold lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors discussed in Item 1A, “Risk Factors,” in Part II “Other Information” in this current report on Form 10-Q for the quarter ended March 31, 2010 and those discussed in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does it intend to present, a complete picture of the Company's financial condition and operating performance.  The Company believes that net earnings computed under GAAP remain the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings. Further, the Company believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

Index

The following table sets forth the Company’s calculation of FFO for the three months ended March 31, 2010 and 2009 (in thousands except for per share data):

	Three Months Ended
	March 31,
	2010	2009

Net income available to common stockholders	$13,127	$42,265
Adjustments:
Depreciation and amortization	30,487	29,204
Gains not included in FFO, net of disposition costs (1)	-	(2,225)
Noncontrolling interest and co-investments (2)	2,129	2,563
Funds from operations	$45,743	$71,807

Funds from operations per share - diluted	$1.46	$2.50

Weighted average number shares outstanding diluted (3)	31,438,408	28,692,959

(1)
Internal disposition costs relate to a disposition incentive program established to pay incremental bonuses totaling $0.2 million for the three months ended March 31, 2009, for the sale of certain of the Company's communities that are part of the program.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of March 31, 2010, we had entered into seven forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the future financings of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $194.2 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $258.6 million of tax exempt variable rate debt.  All derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of March 31, 2010.

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of March 31, 2010.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2010.

	Notional	Maturity	Carrying and Estimate	Estimated Carrying Value
(Dollars in thousands)	Amount	Date Range	Fair Value	+ 50 Basis Points	- 50 Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$375,000	2010-2011	$(38,808)	$(22,630)	$(56,608)
Interest rate caps	194,179	2010-2015	190	411	80
Total cash flow hedges	$569,179	2010-2013	$(38,618)	$(22,219)	$(56,528)

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

For the Years Ended	2010(1)	2011(2)	2012	2013	2014	Thereafter	Total	Fair value

(In thousands)
Fixed rate debt	$135,072	147,403	31,179	187,831	80,438	791,089	$1,373,012	$1,402,000
Average interest rate	7.0%	6.4%	5.4%	5.8%	5.7%	5.7%	6.0%
Variable rate debt	$15,775	34,909	-	250,000	-	213,956 (3)	$514,640	$492,100
Average interest	4.4%	2.2%	0.0%	1.5%	-	2.2%	1.9%

(1) $150 million covered by three forward-starting swaps with fixed rates ranging from 5.099% to 5.824%, with a settlement date on or before January 1, 2011.

(2) $125 million covered by forward-starting swaps with fixed rates ranging from 5.655% to 5.8795%, with a settlement date on or before February 1, 2011.  $50 million covered by a forward-starting swap with a fixed rate of 5.535%, with a settlement date on or before July, 1 2011.  $50 million covered by a forward-starting swap with a fixed rate of 5.343%., with a settlement date on or before October 1, 2011.  The Company intends to refinance certain secured loans during 2011 in conjunction with the settlement of these forward-starting swaps.

(3) $194.2 million subject to interest rate caps.

The table incorporates only those exposures that exist as of March 31, 2010; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies, would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Company’s internal control over financial reporting, that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of March 31, 2010, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

Index

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item IA: Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Many factors affect the Company’s actual financial performance and may cause the Company’s future results to be different from past performance or trends.  These factors include those set forth under the caption “Risk Factors” in Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and available at www.sec.gov.

Item 6: Exhibits

A.	Exhibits

10.1
Equity Distribution Agreement between Essex Property Trust, Inc. and Cantor Fitzgerald & Co. dated March 25, 2010, attached as Exhibit 10-1 to the Company’s 8-K, filed March 26, 2010, and incorporated herein by reference.

10.2
Equity Distribution Agreement between Essex Property Trust, Inc. and KeyBanc Capital Market, Inc. dated March 25, 2010, attached as Exhibit 10-1 to the Company’s 8-K, filed March 26, 2010, and incorporated herein by reference.

10.3	Amended and restated 2004 Non-Employee Director Equity Award Program, dated as of February 23, 2010.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: May 6, 2010

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
Vice President, Chief Accounting Officer