Form 10-Q
period 2010-06-30
ESSEX PROPERTY TRUST INC
filed 2010-08-06
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  30,329,994 shares of Common Stock as of August 4, 2010.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
Assets	2010	2009
Real estate:
Rental properties:
Land and land improvements	$689,752	$684,955
Buildings and improvements	2,761,375	2,727,975
	3,451,127	3,412,930
Less accumulated depreciation	(811,114)	(749,464)
	2,640,013	2,663,466
Real estate under development	331,266	274,965
Co-investments	137,740	70,783
	3,109,019	3,009,214
Cash and cash equivalents-unrestricted	8,367	20,660
Cash and cash equivalents-restricted	19,429	17,274
Marketable securities	92,510	134,844
Notes and other receivables	55,209	36,305
Prepaid expenses and other assets	25,662	21,349
Deferred charges, net	13,986	14,991
Total assets	$3,324,182	$3,254,637

Liabilities and Equity
Mortgage notes payable	$1,639,955	$1,603,549
Lines of credit	264,000	239,000
Exchangeable bonds	3,193	4,893
Accounts payable and accrued liabilities	41,471	38,514
Construction payable	14,073	10,327
Dividends payable	34,624	33,750
Cash flow hedge liabilities	72,196	30,156
Other liabilities	17,548	16,558
Total liabilities	2,087,060	1,976,747
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,980,000 issued and 178,249 outstanding	4,349	4,349
Stockholders' equity and noncontrolling interest:
Common stock, $.0001 par value, 649,702,178 shares authorized 29,555,874 and 28,849,779 shares issued and outstanding	3	3
Cumulative redeemable preferred stock; $.0001 par value:
7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Additional paid-in capital	1,324,328	1,275,251
Distributions in excess of accumulated earnings	(260,966)	(222,952)
Accumulated other comprehensive (loss) income	(68,791)	(24,206)
Total stockholders' equity	1,019,574	1,053,096
Noncontrolling interest	213,199	220,445
Total stockholders' equity and noncontrolling interest	1,232,773	1,273,541
Total liabilities and equity	$3,324,182	$3,254,637

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental and other property	$99,614	$102,476	$199,320	$206,390
Management and other fees from affiliates	1,022	1,156	2,500	2,354
	100,636	103,632	201,820	208,744
Expenses:
Property operating, excluding real estate taxes	25,249	24,844	49,920	48,924
Real estate taxes	9,749	8,989	19,276	18,032
Depreciation and amortization	31,261	28,903	61,748	57,868
General and administrative	6,219	5,852	11,837	12,084
Impairment and other charges	-	-	-	5,752
	72,478	68,588	142,781	142,660

Earnings from operations	28,158	35,044	59,039	66,084

Interest expense	(21,004)	(21,509)	(41,841)	(41,713)
Interest and other income	7,085	2,867	14,941	6,154
Equity (loss) income in co-investments	(360)	158	(401)	696
(Loss) gain on early retirement of debt	(10)	-	(10)	6,124
Income before discontinued operations	13,869	16,560	31,728	37,345
Income from discontinued operations	-	892	-	3,446
Net income	13,869	17,452	31,728	40,791
Net income attributable to noncontrolling interest	(3,844)	(4,453)	(8,034)	(9,396)
Net income attributable to controlling interest	10,025	12,999	23,694	31,395
Dividends to preferred stockholders	(543)	(1,584)	(1,085)	(3,410)
Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	-	-	-	25,695
Net income available to common stockholders	$9,482	$11,415	$22,609	$53,680

Per common share data:
Basic:
Income before discontinued operations available to common stockholders	$0.32	$0.39	$0.78	$1.90
Income from discontinued operations	-	0.04	-	0.12
Net income available to common stockholders	$0.32	$0.43	$0.78	$2.02
Weighted average number of common shares outstanding during the period	29,329,273	26,831,307	29,149,562	26,529,802

Diluted:
Income before discontinued operations available to common stockholders	$0.32	$0.39	$0.77	$1.84
Income from discontinued operations	-	0.04	-	0.12
Net income available to common stockholders	$0.32	$0.43	$0.77	$1.96
Weighted average number of common shares outstanding during the period	29,402,635	26,853,693	29,213,613	29,000,129
Dividend per common share	$1.033	$1.030	$2.065	$2.060

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity, Noncontrolling Interest, and
Comprehensive Income for the six months ended June 30, 2010
(Unaudited)
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series F				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Interest	Total
Balances at December 31, 2009	1,000	$25,000	28,849	$3	$1,275,251	$(222,952)	$(24,206)	$220,445	$1,273,541
Comprehensive income:
Net income	-	-	-	-	-	23,694	-	8,034	31,728
Reversal of unrealized gains upon the sale of marketable securites	-	-	-	-	-	-	(7,981)	(654)	(8,635)
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	(39,363)	(3,223)	(42,586)
Change in fair value of marketable securities	-	-	-	-	-	-	2,759	227	2,986
Comprehensive income									(16,507)
Issuance of common stock under:
Stock option and restricted stock plans	-	-	64	-	2,680	-	-	-	2,680
Sale of common stock	-	-	642	-	63,003	-	-	-	63,003
Equity based compensation costs	-	-	-	-	(164)	-	-	1,436	1,272
Retirement of exchangeable bonds	-	-	-	-	(95)	-	-	-	(95)
Contributions from noncontrolling interest	-	-	-	-	-	-	-	3,990	3,990
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(12,338)	(12,338)
Dividends declared	-	-	-	-	-	(61,708)	-	-	(61,708)
Redemptions of noncontrolling interest	-	-	-	-	(16,347)	-	-	(4,718)	(21,065)
Balances at June 30, 2010	1,000	$25,000	29,555	$3	$1,324,328	$(260,966)	$(68,791)	$213,199	$1,232,773

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$89,414	$89,234

Cash flows used in investing activities:
Additions to real estate:
Acquisitions	(6,757)	-
Improvements to recent acquisitions	(725)	(251)
Redevelopment expenditures	(6,951)	(14,372)
Revenue generating capital expenditures	(358)	(143)
Non-revenue generating capital expenditures	(10,962)	(8,953)
Additions to real estate under development	(53,414)	(49,957)
Dispositions of real estate	-	26,692
Changes in restricted cash and refundable deposits	(5,733)	20,693
Purchases of marketable securities	(18,276)	(88,498)
Sales and maturities of marketable securities	65,919	15,200
Proceeds from tax credit investor	-	3,762
Purchases of and advances under notes and other receivables	(21,227)	(1,482)
Collections of notes and other receivables	1,826	2,938
Contributions to co-investments	(66,498)	(270)
Net cash used in investing activities	(123,156)	(94,641)

Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	212,764	227,386
Repayment of mortgage and other notes payable and lines of credit	(163,817)	(84,640)
Additions to deferred charges	(623)	(1,712)
Retirement of exchangeable bonds	(1,842)	(66,460)
Retirement of common stock	-	(20,271)
Retirement of preferred stock, Series G	-	(32,572)
Net proceeds from stock options exercised	2,212	546
Net proceeds from issuance of common stock	63,003	75,828
Contributions from noncontrolling interest	3,990	-
Distributions to noncontrolling interest	(12,337)	(10,824)
Redemptions of noncontrolling interest	(21,065)	(739)
Common and preferred stock dividends paid	(60,836)	(57,609)
Net cash provided by financing activities	21,449	28,933

Net (decrease) increase in cash and cash equivalents	(12,293)	23,526
Cash and cash equivalents at beginning of period	20,660	41,909
Cash and cash equivalents at end of period	$8,367	$65,435

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $5.8 million and $5.9 million capitalized in 2010 and 2009, respectively	$40,048	$39,149
Supplemental disclosure of noncash investing and financing activities:
Change in accrual of dividends	$874	$666
Change in value of cash flow hedge liabilities	$42,040	$42,110
Change in fair value of marketable securities	$5,650	$5,417
Mortgage note assumed in connection with purchase of real estate including the loan premium recorded	$12,444	$-
Change in construction payable	$3,746	$9,943
Accrual for the purchase of marketable securities	$-	$10,741

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

 ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company).  The Company is the sole general partner in the Operating Partnership, with a 93.1% general partnership interest as of June 30, 2010.  Total Operating Partnership units outstanding were 2,202,907 and 2,398,479 as of June 30, 2010 and December 31, 2009, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $214.9 million and $200.6 million, as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, the Company owned or had ownership interests in 134 apartment communities, (aggregating 27,405 units) (collectively, the “Communities”, and individually, a “Community”), five office and commercial buildings and five active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company’s development, redevelopment and asset management capabilities.  Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of June 30, 2010, owned 14 apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

Marketable Securities

As of June 30, 2010, marketable securities consisted primarily of investment-grade unsecured bonds, a mortgage backed security and investment funds that invest in U.S. treasury or agency securities.  As of June 30, 2010, the Company classified its investment in the mortgage backed security as held to maturity, which matures November 2019, and accordingly, this security is stated at its amortized cost of $17.7 million.  The estimated fair vale of the mortgage backed security (a level 2 security) is approximately equal to the carrying value.  As of June 30, 2010 the Company classified the following marketable securities as available for sale (dollars in thousands):

	June 30, 2010
		Gross
	Amortized	Unrealized	Fair
	Cost	Gain/(Loss)	Value
Investment-grade unsecured bonds	$53,218	$5,743	$58,961
Investment funds - US treasuries	15,696	129	15,825
Total	$68,914	$5,872	$74,786

	December 31, 2009
		Gross
	Amortized	Unrealized	Fair
	Cost	Gain/(Loss)	Value
Investment-grade unsecured bonds	$110,338	$12,718	$123,056
Investment funds - US treasuries	12,040	(252)	11,788
Total	$122,378	$12,466	$134,844

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three and six months ended June 30, 2010, the proceeds from sales of available for sale securities totaled $22.5 million and $64.7 million, respectively.  These sales all resulted in gains, which totaled $4.0 million and $9.0 million for the three and six months ended June 30, 2010, respectively.

Contractual maturities of the marketable securities classified as available for sale as of June 30, 2010 were as follows:

Amount
Due in 1-5 years	$45,469
Due in 5-10 years	29,317
Total	$74,786

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and level 1 for the investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard entitled “Fair Value Measurements and Disclosures” as discussed later in Note 1), and any unrealized gain or loss is recorded as other comprehensive income (loss).  There were no impairment charges for the three and six months ended June 30, 2010 and 2009.  Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.  Amortization of unearned discounts is included in interest income.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), an office building that is subject to loans made by the Company, and 55 low income housing units since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,124,980 and 1,129,205 as of June 30, 2010 and December 31, 2009 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $109.7 million and $94.5 million, as of June 30, 2010 and December 31, 2009, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $230.5 million and $157.8 million, respectively, as of June 30, 2010 and $237.9 million and $164.4 million, respectively, as of December 31, 2009.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of June 30, 2010 and December 31, 2009, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

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

Stock-based compensation expense for options and restricted stock totaled $0.3 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.  The intrinsic value of the stock options exercised during the three months ended June 30, 2010 and 2009 totaled $0.5 million and $0.0, and $1.5 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, the intrinsic value of the stock options outstanding and fully vested totaled $5.6 million.  As of June 30, 2010, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $3.6 million.  The cost is expected to be recognized over a weighted-average period of 1 to 3 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z Units totaled $0.8 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $1.4 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively.

During June 2010, the Operating Partnership issued 108,000 Series Z-1 Incentive Units (the “2010 Z-1 Units”) of limited partner interest to twenty executives of the Company in exchange for cash from seven executive officers of the Company, and a capital commitment from the remaining thirteen executives of $1.00 per 2010 Z-1 Unit.  The 2010 Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2025.  The conversion ratchet (accounted for as vesting) of the 2010 Z-1 Units into common units, will increase to 20 percent effective January 1, 2011 if the Company achieves the FFO target of $4.75 per diluted share in 2010.  Each year thereafter, vesting of the 2010 Z-1 Units will be consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent.  The 2010 Z-1 Unit holders are entitled to receive 10 percent of dividends distributed to common stockholders in 2010, and if the Company achieves the FFO target of $4.75 per diluted share in 2010, the 2010 Z-1 Unit holders will be entitled to 25 percent of annual dividends paid in 2011.  Each year thereafter, the percent of distributions received by the 2010 Z-1 Unit holders will increase by the same percentage amounts that the 2010 Z-1 Units vesting increases, provided that once the 2010 Z-1 Units holders receive distributions of 30 percent, such distribution percentage will not increase further until the 2010 Z-1 Unit vesting is at the 30 percent level.  Once such vesting percentage is at the 30 percent level, subsequent distribution for 2010 Z-1 Unit holders will be equal to the vesting percentage with the 2010 Z-1 units.

Stock-based compensation capitalized for stock options, restricted stock awards, and the Z Units totaled $0.2 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $0.4 and $0.2 for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, the intrinsic value of the Z Units subject to future vesting totaled $15.0 million.  As of June 30, 2010, total unrecognized compensation cost related to Z Units subject to future vesting totaled $9.9 million.  The unamortized cost is expected to be recognized over the next year to fifteen years subject to the achievement of the stated performance criteria.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

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

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and other receivables from related parties, and notes and other receivables approximate fair value as of June 30, 2010 and December 31, 2009, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.38 billion of fixed rate debt at June 30, 2010 is approximately $1.44 billion and the fair value of the Company’s $264.5 million of variable rate debt, excluding borrowings under the lines of credit, at June 30, 2010 is $242.0 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of June 30, 2010 due to the short-term maturity of these instruments.  Marketable securities and cash flow hedge liabilities are carried at fair value as of June 30, 2010, as discussed further above and in Note 8.

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

New Accounting Pronouncements

In June 2009, the FASB issued an accounting standard entitled, "Amendments to FASB Interpretation No. 46(R)”, that amends existing standards, which among other things, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  The Company adopted the standard on January 1, 2010 and there was no impact on the Company’s condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

(2)  Significant Transactions During the Second Quarter of 2010 and Subsequent Events

(a)  Acquisitions

In late June, the Company acquired Eagle Rim, a 156-unit community located in Redmond, Washington for $18.6 million, and in July the Company acquired 101 San Fernando, a 323-unit community with 9,200 square feet of retail located in downtown San Jose, California for $64.1 million and The Commons, a 264-unit garden-style community located in Campbell, California for $42.5 million.

(b) Equity

During the second quarter, the Company issued 437,200 shares of common stock at an average price of $106.11, for $45.7 million, net of fees and commissions.

(c) Marketable Securities

During the second quarter, the Company sold $22.5 million of investment grade unsecured bonds for a gain of $4.0 million.

(d) Notes Receivable

As discussed in note 4, during May, the Company purchased a note secured by Santee Court, a 165-unit condo community with 38,500 square feet of retail located in downtown Los Angeles, California for $21.0 million.  The note was purchased at approximately a 20% discount to the principal value and the note is due in October 2010.

(e) Debt

In conjunction with the acquisition of Eagle Rim, the Company assumed an $11.9 million mortgage note liability at a fixed rate of 5.3% which matures in July 2019.  Based on currently available borrowing rates, the Company recorded a loan premium reducing the interest rate to be recognized on this loan to 4.5%.

In July 2010, the Company paid-off two maturing loans that were cross collateralized by five communities totaling $129.5 million, including a $73.6 million loan at a fixed rate of 8.2% and a $55.9 million loan at a fixed rate of 7.7%.  The Company obtained fixed rate mortgage loans totaling $130.1 million secured by Hillcrest Park and Bel Air for $72.2 million and $57.9 million, respectively, which mature in July 2020, at a fixed rate of 4.6%. These two communities were part of the cross collateralized loans paid-off in July, and the remaining three communities are now unencumbered.  The Company also settled $100 million of forward starting swaps in July for $16.7 million in payments to the counterparties, which increased the effective interest on these two mortgage loans to 6.0%.

In July 2010, the joint venture that owns Essex Skyline at MacArthur Place obtained an $80.0 million secured loan, for a four year term plus a one year extension, at an interest rate of LIBOR + 285 basis points.

In July 2010, the Company financed the acquisition of 101 San Fernando with $35.2 million of tax exempt bonds due in years 2037 and 2046 (the “Bonds”) with Citibank, N.A. (“Citibank”).  The Company entered into a total return swap transaction (the “Swap”) with respect to these Bonds with Citibank, and under the terms of the Swap, Essex pays a variable amount equal to the SIFMA Index (Securities Industry and Financial Markets Association), plus 150 basis points on a notional amount equal to the accreted value (accretion from the initial discount purchase price to the par amount on the call date of September 1, 2012 and thereafter) of the outstanding Bonds.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the par notional amount. The swap has a termination date of July 2013, and may be terminated by the Company at any time commencing after one year and by Citibank if certain events occur. Upon termination of the Swap, a payment equal to the change in value of the Bonds will occur, irrespective if the termination occurs before or on the stated termination date.  If the Bonds decline in value the Company will be obligated to make a payment equal to 100% of the price depreciation, and if the Bonds increase in value, Citibank will be obligated to make a payment equal to 85% of the price appreciation.  In addition to the change in value payment upon termination of the Swap, whether early or on the stated termination date, Citibank will be obligated to pay the Company an amount equal to the bond accretion (the difference between initial discount purchase price and accreted value as described above) on such termination date.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

(3) Co-investments

The Company has joint venture investments in co-investments, which are accounted for under the equity method.  The joint ventures own, operate and develop apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	June 30,	December 31,
	2010	2009

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$70,294	$70,283
Membership interest in a limited liability company that owns Essex Skyline at MacArthur Place	66,946	-
	137,240	70,283
Investments accounted for under the cost method of accounting:
Series A Preferred Stock interest in Multifamily Technology Solutions, Inc	500	500
Total co-investments	$137,740	$70,783

The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	June 30,	December 31,
	2010	2009
Balance sheets:
Rental properties and real estate under development	$658,102	$489,352
Other assets	24,190	30,458
Total assets	$682,292	$519,810

Mortgage notes	$300,321	$312,859
Other liabilities	5,617	6,645
Equity	376,354	200,306
Total liabilities and equity	$682,292	$519,810
Company's share of equity	$137,240	$70,283

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Statements of operations:
Property revenues	$12,482	$11,708	$24,810	$23,538
Property operating expenses	(5,533)	(4,665)	(10,662)	(8,817)
Net property operating income	6,949	7,043	14,148	14,721
Interest expense	(2,950)	(2,653)	(5,911)	(4,846)
Depreciation and amortization	(4,756)	(3,769)	(9,209)	(7,381)
Total net (loss) income	$(757)	$621	$(972)	$2,494
Company's share of net (loss) income	$(360)	$158	$(401)	$696

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009

Note receivable, secured, bearing interest at 4.95%, due October 2010	$21,495	$-
Note receivable, secured, bearing interest at 8.0%, due November 2010	971	971
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,391	7,317
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2011	6,527	6,742
Note receivable, secured, bearing interest at 6.5%, due August 2011	3,221	3,199
Note receivable, secured, bearing interest at LIBOR + 3.25%, due December 2012	10,939	12,551
Other receivables	4,665	5,525
	$55,209	$36,305

In May, 2010, the Company purchased a loan secured by the community known as “Santee Court” located in Los Angeles, California. This $25.8 million loan was purchased at a discount for $21.0 million.  The loan is interest only at 4.95%, and matures on October 31, 2010.

In the second quarter of 2010, the borrower on the bridge loan secured by 301 Ocean Avenue a 47-unit apartment community located in Santa Monica, California made a principal payment of $1.6 million and the Company extended the maturity of the loan until December 2012.  Also during the second quarter the borrower on the loan secured by Emeryville Marketplace, a mixed use commercial property located in Emeryville, California made a $0.2 million principal payment and extended the maturity of the loan until June 2011.

(5) Related Party Transactions

Management and other fees from affiliates include management, development and redevelopment fees from Fund II of $1.0 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively, and $2.0 million and $2.4 million for the six months ended June 30, 2010 and 2009 respectively and property acquisition fee of $0.5 million from the limited liability company that owns Skyline at MacArthur Place for the six months ended June 30, 2010.  All of these fees are net of intercompany amounts eliminated by the Company.

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

In May 2010, the Board of Directors approved the partial redemption for cash by the Operating Partnership, of limited Operating Partnership units that were held by the Company's Chairman and founder, Mr. George M. Marcus at $106.76 per unit representing a 2% discount from the closing price of the Company’s common stock on May 17, 2010.  The Operating Partnership purchased 187,334 units from Mr. Marcus. Under the Operating Partnership’s partnership agreement, limited partnership units are exchangeable on a one-for-one basis into shares of the Company’s common stock, or at the Company’s option, for cash.  This transaction reduced Mr. Marcus’ ownership from 1,063,056 limited partnership units in the Operating Partnership to 875,722 units and following the transaction Mr. Marcus beneficially owned 1,587,041 shares or share equivalents of the Company’s stock. The redemption was requested by the Chairman to achieve his estate planning objectives.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

(6) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its apartment communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are properties classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties which are primarily office buildings.  Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	June 30,
	2010	2009
Revenues:
Southern California	$50,954	$51,809
Northern California	29,973	30,497
Seattle Metro	16,712	18,083
Other real estate assets	1,975	2,087
Total property revenues	$99,614	$102,476

Net operating income:
Southern California	$34,009	$35,077
Northern California	19,243	20,361
Seattle Metro	10,124	11,622
Other real estate assets	1,240	1,583
Total net operating income	64,616	68,643

Depreciation and amortization	(31,261)	(28,903)
Interest expense	(21,004)	(21,509)
Interest and other income	7,085	2,867
General and administrative	(6,219)	(5,852)
Management and other fees from affiliates	1,022	1,156
Equity (loss) income from co-investments	(360)	158
(Loss) gain on early retirement of debt	(10)	-
Income before discontinued operations	$13,869	$16,560

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

The revenues, net operating income, and assets of the reportable operating segments are summarized as follows or the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended
	June 30,
	2010	2009
Revenues:
Southern California	$101,880	$104,105
Northern California	59,961	61,339
Seattle Metro	33,440	36,801
Other real estate assets	4,039	4,145
Total property revenues	$199,320	$206,390

Net operating income:
Southern California	$68,021	$70,904
Northern California	39,043	41,739
Seattle Metro	20,698	24,027
Other real estate assets	2,362	2,764
Total net operating income	130,124	139,434

Depreciation and amortization	(61,748)	(57,868)
Interest expense	(41,841)	(41,713)
General and administrative	(11,837)	(12,084)
Impairment and other charges	-	(5,752)
Management and other fees from affiliates	2,500	2,354
(Loss) gain on early retirement of debt	(10)	6,124
Interest and other income	14,941	6,154
Equity (loss) income from co-investments	(401)	696
Income before discontinued operations	$31,728	$37,345

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Assets:
Southern California	$1,220,391	$1,239,657
Northern California	908,048	923,103
Seattle Metro	428,508	417,708
Other real estate assets	83,066	82,998
Net reportable operating segments - real estate assets	2,640,013	2,663,466
Real estate under development	331,266	274,965
Cash and cash equivalents	27,796	37,934
Marketable securities	92,510	134,844
Co-investments	137,740	70,783
Notes and other receivables	55,209	36,305
Other non-segment assets	39,648	36,340
Total assets	$3,324,182	$3,254,637

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

(7)  Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Income	Weighted-average Common Shares	Per Common Share Amount	Income	Weighted-average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$9,482	29,329	$0.32	$10,581	26,831	$0.39
Income (loss) from discontinued operations available to common stockholders	-	29,329	-	834	26,831	0.04
	9,482		$0.32	11,415		$0.43

Effect of Dilutive Securities (1)(2)	-	73		-	22

Diluted:
Income from continuing operations available to common stockholders	$9,482	29,402	$0.32	$10,581	26,853	$0.39
Income from discontinued operations available to common stockholders	-	29,402	-	834	26,853	0.04
	$9,482		$0.32	$11,415		$0.43

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Income	Weighted Average Common Shares	Per Common Share Amount	Income	Weighted Average Common Shares	Per Common Share Amount
Basic:
Income before discontinued operations available to common stockholders	$22,609	29,150	$0.78	$50,462	26,530	$1.90
Income (loss) from discontinued operations available to common stockholders	-	29,150	-	3,218	26,530	0.12
	22,609		$0.78	53,680		$2.02

Effect of Dilutive Securities (1)(2)	-	64		3,133	2,470

Diluted:
Income from continuing operations available to common stockholders (1)	$22,609		$	$50,462		$
Add: noncontrolling interests OP unitholders	-			2,905
Adjusted income from continuing operations available to common stockholders (1)	22,609	29,214	0.77	$53,367	29,000	1.84
Income (loss) from discontinued operations available to common stockholders	-			3,218
Add: noncontrolling interests OP unitholders	-			228
Adjusted income from discontinued operations available to common stockholders	-	29,214	-	3,446	29,000	0.12
	$22,609		$0.77	$56,813		$1.96

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

(1)
Weighted convertible limited partnership units of 2,357,321 and 2,388,406 which includes vested Series Z incentive units, for the three and six months ended June 30, 2010, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  Convertible limited partnership units of 2,450,002 which includes vested Series Z incentive units, for the three months ended June 30, 2009 were excluded in the determination of diluted EPS because they were anti-dilutive.  Convertible limited partnership units of 2,447,390, which includes vested Series Z incentive units, for the six months ended June 30, 2009 were included in the determination of diluted EPS because they were dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

The holders of the exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at the Company’s option, a portion of the notes may be exchanged for Essex common stock; the exchange rate as of June 30, 2010 was $100.65 per share of Essex common stock.  During the three months ended June 30, 2010 the weighted average common stock price exceeded the strike price and therefore common stock issuable upon exchange of the exchangeable notes of 754 shares were included in the diluted share count as the effect was dilutive.  During the six months ended June 30, 2010 the weighted average common stock price did not exceed the strike price and therefore common stock issuable upon exchange of the exchangeable notes were not included in the diluted share count as the effect was anti-dilutive.

Stock options of 131,664 and 263,721 for the three months ended June 30, 2010 and 2009, respectively, and 147,690 and 265,685 for the six months ended June 30, 2010 and 2009, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three and six months ended and, therefore, were anti-dilutive.  Stock options of 73,362 and 22,386 for the three months ended June 30, 2010 and 2009, respectively, and 64,051 and 22,937 for the six months ended June 30, 2010 and 2009, respectively, were included in the determination of diluted EPS.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the three and six months ended June 30, 2010 and 2009, as the effect of the approximately 33 thousand shares that would be issued upon conversion were anti-dilutive.

(2)
For the three and six months ended June 30, 2010, net income allocated to convertible limited partnership units and vested Series Z units aggregating $0.8 million and $1.9 million, respectively, have been excluded from income available to common stock holders for the calculation of net income per common share since these units are excluded from the diluted weighted average common shares for the period. For the three months ended June 30, 2009, net income allocated to convertible limited partnership units and vested Series Z units aggregating $1.3 million has been excluded from income available to common stock holders for the calculation of net income per common share since these units are excluded in the diluted weighted average common shares for the period. For the six months ended June 30, 2009, net income allocated to convertible limited partnership units and vested Series Z units aggregating $3.1 million has been included in income available to common stock holders for the calculation of net income per common share since these units are included in the diluted weighted average common shares for the period.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

As of June 30, 2010 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from October 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.8 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $72.5 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.3 million.  The overall fair value of the derivatives changed by $42.0 million during the six months ended June 30, 2010 to a net liability of $72.2 million as of June 30, 2010, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  During July, the Company settled $100 million of forward starting swaps for $16.7 million in payments to the counterparties which increased the effective interest rate on two mortgage loans obtained in July 2010 for $130.1 million from a fixed rate of 4.6% to an effective rate of 6.0%.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarters ended June 30, 2010 and 2009.

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

In the first quarter of 2009, the Company sold Carlton Heights Villas, a 70-unit property located in Santee, California and Grand Regency, a 60-unit property in Escondido, California for an aggregate gain of $2.4 million.  During the second quarter of 2009, the Company sold Mountain View Apartments, a 106-unit community located in Camarillo, California for a gain of $0.8 million.  During the third quarter of 2009, the Company sold Spring Lake, a 69-unit community located in Seattle, Washington.  During the fourth quarter of 2009, the Company sold Maple Leaf, a 48-unit community located in Seattle, Washington.  The operations for these sold communities are included in discontinued operations for the three and six months ended June 30, 2009.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Rental revenues	$-	$729	$-	$1,653
Property operating expenses	-	(293)	-	(649)
Depreciation and amortization	-	(170)	-	(409)
Income from real estate sold	-	266	-	595
Gain on sale	-	766	-	3,238
Internal disposition costs (1)	-	(140)	-	(387)
Income from discontinued operations	$-	$892	$-	$3,446

(1)  Internal disposition costs relate to a disposition incentive program established to pay incremental bonuses for the sale of certain of the Company's communities that are part of the program.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

(10)  Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 and our Current Report on Form 10-Q for the quarter ended June 30, 2010.

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

As of June 30, 2010, we had ownership interests in 134 apartment communities, comprising 27,405 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego and Ventura counties)

Northern California (the San Francisco Bay Area)

Seattle Metro (Seattle metropolitan area)

As of June 30, 2010, we also had ownership interests in five office and commercial buildings (with approximately 215,840 square feet).

As of June 30, 2010, our consolidated development pipeline was comprised of four development projects, two predevelopment projects, and four land parcels held for future development or sale aggregating 2,242 units, with total incurred costs of $331.3 million.  The estimated remaining project costs are $86.4 million and the total active development project costs are $417.7 million.

The Company has one unconsolidated joint venture development project, Essex Skyline at MacArthur Place, a 349-unit high rise condominium project.  As of June 30, 2010 total costs incurred are $129.5 million, with estimated remaining project costs of $5.2 million for total estimated costs of $134.7 million.

The Company’s consolidated apartment communities are as follows:

	Apartment Units	%	Apartment Units	%
	As of June 30, 2010		As of June 30, 2009
Southern California	12,334	51%	12,264	50%
Northern California	6,695	28%	6,695	28%
Seattle Metro	5,249	21%	5,338	22%
Total	24,278	100%	24,297	100%

Co-investments including Fund II communities and communities included in discontinued operations are not included in the table above for both years presented above.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Our average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended June 30, 2010 and 2009) increased 40 basis points to 97.2% as of June 30, 2010 from 96.8% as of June 30, 2009.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

Market rates are determined using a variety of factors such as effective rental rates at the property based on recently signed leases and asking rates for comparable properties in the market.  The recently signed effective rates at the property are used as the starting point in the determination of the market rates of vacant units.  The Company then increases or decreases these rates based on the supply and demand in the apartment community’s market.  The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric.  While an apartment community is in the lease-up phase, the Company’s primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy which is based on contractual revenue is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended June 30, 2010 and 2009 is as follows:

	Three months ended
	June 30,
	2010	2009
Southern California	97.1%	96.3%
Northern California	97.5%	97.7%
Seattle Metro	97.3%	96.8%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:
		Three Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2010	2009	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	59	$49,169	$50,386	$(1,217)	(2.4)%
Northern California	29	28,451	30,050	(1,599)	(5.3)
Seattle Metro	23	14,723	16,200	(1,477)	(9.1)
Total Quarterly Same-Property revenues	111	92,343	96,636	(4,293)	(4.4)
Quarterly Non-Same Property Revenues (1)		7,271	5,840	1,431	24.5
Total property revenues		$99,614	$102,476	$(2,862)	(2.8)%

(1) Includes two communities acquired after April 1, 2009, two redevelopment communities, four development communities, and three commercial buildings.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

Quarterly Same-Property Revenues decreased by $4.3 million or 4.4% to $92.3 million in the second quarter of 2010 from $96.6 million in the second quarter of 2009.  The decrease was primarily attributable to a decrease in scheduled rents of $5.5 million as reflected in a decrease of 5.8% in average rental rates from $1,375 per unit in the second quarter of 2009 to $1,295 per unit in the second quarter of 2010.  Scheduled rents decreased in all regions by 4.2%, 6.0%, and 10.6% in Southern California, Northern California, and Seattle Metro, respectively.  The Company has experienced a decrease in scheduled rents due to the slowdown in the economy coupled with job losses during 2009.  During 2009, through the second quarter of 2010, the Company experienced a decrease in gross revenue in comparison to the prior year in the Company’s markets from the reduction in rents from leases entered during those periods.  The decrease in scheduled rents was partially offset by an increase of occupancy of 40 basis points or $0.6 million, from 96.8% for the second quarter of 2009 to 97.2% for the second quarter of 2010.  Bad debt expense decreased $0.4 million, and rent concessions, ratio utility billing system (“RUBS”) income, and other income, were consistent between quarters.  The Company expects that total Quarterly Same-Property revenues will decrease slightly in the third quarter of 2010 from the same period in 2009, due to an expected decrease in scheduled rents and/or occupancy compared to the same period in 2009.  The Company expects total Quarterly Same-Property revenues for the third quarter of 2010 will be slightly higher than the second quarter of 2010 due to an increase in scheduled rents.

Quarterly Non-Same Property Revenues increased by $1.4 million or 24.5% to $7.3 million in the second quarter of 2010 from $5.8 million in the second quarter of 2009.  The increase was primarily due to four development communities and two communities acquired since April 1, 2009.

Real Estate taxes expense increased by $0.8 million or 8.5% for the second quarter of 2010 compared to the second quarter of 2009 due mainly to the lease-up of development communities including Joule Broadway, Fourth & U, The Grand, and Belmont Station  which resulted in an increase in property taxes of $0.4 million compared to the second quarter of 2009.

Depreciation expense increased by $2.4 million or 8.2% for the second quarter of 2010 compared to the second quarter of 2009, due to the acquisition of  two communities, the completion of four development properties, and the capitalization of approximately $19.0 million in additions to rental properties for the six months ended June 30, 2010 and the capitalization of approximately $55.6 million in additions to rental properties, including $26.7 million spent on redevelopment and revenue generating capital expenditures during 2009.

Interest and other income increased by $4.2 million for the second quarter of 2010 primarily due to a $4.0 million gain generated from the sale of marketable securities in the second quarter of 2010.  The Company also recorded $0.5 million in income from an investment in mortgage backed securities made during the first quarter of 2010.

Equity (Loss) income in co-investments decreased by $0.5 million for the second quarter of 2010 compared to the second quarter of 2009, primarily because the Company recorded a loss from operations of $0.4 million related to the Company’s investment in Essex Skyline at MacArthur Place which was acquired in the first quarter of 2010 and is a development community in lease-up.

Income from discontinued operations for the second quarter of 2010 was $0, compared to $0.9 million for the second quarter of 2009, which included an $0.8 million gain on the sale of Mountain View and the operating results of the apartment communities Spring Lake and Maple Leaf, which were sold in the third and fourth quarters of 2009, respectively.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Our average financial occupancies for the Company’s stabilized apartment communities or “2010/2009 Same-Properties” (stabilized properties consolidated by the Company for the six months ended June 30, 2010 and 2009) increased 40 basis points to 97.4% for the six months ended June 30, 2010 from 97.0% for the six months ended June 30, 2009.  The regional breakdown of the Company’s 2010/2009 Same-Property portfolio for financial occupancy for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended
	June 30,
	2010	2009
Southern California	97.0%	96.3%
Northern California	97.8%	97.7%
Seattle Metro	97.6%	97.0%

The following table illustrates a breakdown of revenue amounts, including revenues attributable to 2010/2009 Same-Properties.
		Six Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2010	2009	Change	Change
Property Revenues (dollars in thousands)
2010/2009 Same-Properties:
Southern California	59	$98,298	$101,780	$(3,482)	(3.4)%
Northern California	29	56,988	60,863	(3,875)	(6.4)
Seattle Metro	23	29,635	32,962	(3,327)	(10.1)
Total 2010/2009 Same-Property revenues	111	184,921	195,605	(10,684)	(5.5)
2010/2009 Non-Same Property Revenues (1)		14,399	10,785	3,614	33.5
Total property revenues		$199,320	$206,390	$(7,070)	(3.4)%

(1) Includes two communities acquired after January 1, 2009, two redevelopment communities, four development communities, and three commercial buildings.

2010/2009 Same-Property Revenues decreased by $10.7 million or 5.5% to $184.9 million for the six months ended June 30, 2010 from $195.6 million for the six months ended June 30, 2009.  The decrease was primarily attributable to a decrease in scheduled rents of $12.9 million as reflected in a decrease of 6.7% in  average rental rates from $1,389 per unit for the six months ended June 30, 2009 to $1,296 per unit for the six months ended June 30, 2010.  Scheduled rents decreased in all regions by 5.0%, 7.0%, and 11.6% in Southern California, Northern California, and Seattle Metro, respectively.  The Company has experienced a decrease in scheduled rents due to the slowdown in the economy coupled with job losses during 2009.  During 2009, through the six months ended June 30, 2010, the Company experienced a decrease in gross revenue in comparison to the prior year in the Company’s markets from the reduction in rents from leases entered into during those periods.  The decrease in scheduled rents was partially offset by an increase of occupancy of 40 basis points or $1.3 million, from 97.0% for the six months ended June 30, 2009 to 97.4% for the six months ended June 30, 2010.  Bad debt expense and rent concessions decreased $0.4 million and $0.5 million, respectively, and RUBS income increased $0.4 million and other income decreased $0.4 million between periods.  The Company expects that total Same-Property revenues will decrease slightly in the third quarter of 2010 from the same period in 2009, due to an expected decrease in scheduled rents and/or occupancy compared to the same period in 2009.  The Company expects total Quarterly Same-Property revenues for the third quarter of 2010 will be slightly higher than the second quarter of 2010, due to an increase in scheduled rents.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

2010/2009 Non-Same Property Revenues increased by $3.6 million or 33.5% to $14.4 million for the six months ended June 30, 2010 from $10.8 million for the six months ended June 30, 2009.  The increase was primarily due to four development communities and two communities acquired since April 1, 2009.

Real Estate taxes expense increased by $1.2 million or 6.9% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due mainly to the lease-up of development communities including Joule Broadway, Fourth & U, The Grand, and Belmont Station which resulted in an increase in property taxes of $0.6 million compared to the six months ended June 30, 2009.

Depreciation expense increased by $3.9 million or 6.7% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, due to the acquisition of two communities, the completion of four development properties, and the capitalization of approximately $19.0 million in additions to rental properties for the six months ended June 30, 2010, and the capitalization of approximately $55.6 million in additions to rental properties, including $26.7 million spent on redevelopment and revenue generating capital expenditures during 2009.

Impairment and other charges for the six months ended June 30, 2010 was $0, compared to $5.8 million for the six months ended June 30, 2009 due to the write-off of an investment in a joint venture development project.

Interest and other income increased by $8.8 million for the six months ended June 30, 2010 primarily due to $9.0 million in gains generated from the sale of marketable securities compared to $1.0 million in gains generated from the sale of marketable securities for the six months ended June 30, 2009.  The Company also recorded $0.8 million in income from an investment in mortgage backed securities made during the first quarter of 2010.

Equity (Loss) income in co-investments decreased by $1.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, because the Company recorded a loss from operations of $0.5 million related to the Company’s investment in Essex Skyline at MacArthur Place which is a development community in lease-up that was acquired in the first quarter of 2010, and the Company recorded $0.6 million less in income from its investment in Fund II in the 2010 period compared to the 2009 period primarily as a result of declines in rental revenues experienced by Fund II.

Gain on early retirement of debt was $0 for the six months ended June 30, 2010 compared to $6.1 million for the six months ended June 30, 2009, due to the gain recorded in the 2009 period related to the repurchase of $71.3 million of exchangeable bonds at a discount to par value.

Income from discontinued operations for the six months ended June 30, 2010 was $0, compared to $3.4 million for the six months ended June 30, 2009, which included a gain of $1.6 million on the sale of Carlton Heights Villa, the $0.9 million gain on sale of Grand, and $0.8 million gain on the sale of Mountain View, and the operating results of the apartment communities Spring Lake and Maple Leaf, which were sold in the third and fourth quarters of 2009, respectively.

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for the six months ended June 30, 2010 was $0, compared to $25.7 million for the six months ended June 30, 2009 related to the repurchase of $58.2 million of the Company's Series G Cumulative Convertible Preferred Stock at a discount to carrying value.

Liquidity and Capital Resources

At June 30, 2010, the Company had $8.4 million of unrestricted cash and cash equivalents and $92.5 million in marketable securities, of which $74.8 million were held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2010.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

The Company has two outstanding lines of credit in the aggregate of $450.0 million committed as of June 30, 2010.  The Company has a $200.0 million unsecured line of credit and as of June 30, 2010 there was a $14.0 million balance on this unsecured line at an average interest rate of 3.6%.  The underlying interest rate on the $200.0 million line is based on a tiered rate structure tied to an S&P rating on the credit facility at LIBOR plus 3.0%.  This facility matures in December 2010 with two one-year extensions, exercisable by the Company.  The Company also has a $250.0 million credit facility from Freddie Mac, which matures in December 2013.  This line is secured by eleven apartment communities.  As of June 30, 2010, the Company had $250.0 million outstanding under this line of credit at an average interest rate of 1.4%. The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  The Company’s unsecured line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the line of credit covenants as of June 30, 2010 and December 31, 2009.

The Company may from time to time sell shares of common stock into the existing trading market at current market prices as well as through negotiated transactions under its equity distribution programs with Cantor Fitzgerald & Co. (“Cantor”) and KeyBanc Capital Markets, Inc. (“KeyBanc”).  In May 2009, the Company’s Board of Directors approved the sale of up to 7,500,000 shares of common stock under the equity distribution program.  Pursuant to this approval, the Company entered into a sales agreement with Cantor on May 6, 2009, for the sale of up to 7,500,000 shares pursuant to the Cantor’s equity distribution program.  During March 2010, the Company entered into a new equity distribution agreement with Cantor and the Company also entered into an equity distribution agreement with KeyBanc for the sale, under the two agreements, of up to an aggregate of 5,175,000 shares which represented the shares of common stock that remain unsold under the May 2009 equity distribution program.  During the three and six months ended June 30, 2010, pursuant to the equity distribution programs, the Company issued 437,200 shares and 642,200 of common stock at an average price of $106.11 and $99.60 for approximately $45.7 million and $63.0 million, net of fees and commissions, respectively.

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

In 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (the "Series G Preferred Stock") for net proceeds of $145.9 million.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  During 2009, the Company repurchased $145.0 million in liquidation value of its Series G Preferred Stock at a discount to carrying value, and the excess of the carrying value over the cash paid to redeem the Series G Preferred Stock totaled $50.0 million.   As of June 30, 2010, the carrying value of the Series G Preferred Stock outstanding totaled $4.3 million.   The Company may continue to repurchase Series G Preferred Stock.

In May 2010, the Board of Directors approved the partial redemption for cash by the Operating Partnership, of limited Operating Partnership units that were held by the Company's Chairman and founder, Mr. George M. Marcus at $106.76 per unit representing a 2% discount from the closing price of the Company’s common stock on May 17, 2010.  The Operating Partnership purchased 187,334 units from Mr. Marcus. Under the Operating Partnership’s partnership agreement, limited partnership units are exchangeable on a one-for-one basis into shares of the Company’s common stock, or at the Company’s option, for cash.  This transaction reduced Mr. Marcus’ ownership from 1,063,056 limited partnership units in the Operating Partnership to 875,722 units and following the transaction Mr. Marcus beneficially owned 1,587,041 shares or share equivalents of the Company’s stock.  The redemption was requested by the Chairman to achieve his estate planning objectives.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

As of June 30, 2010, the Company’s mortgage notes payable totaled $1.6 billion which consisted of $1.4 billion in fixed rate debt with interest rates varying from 3.66% to 8.29% and maturity dates ranging from 2010 to 2020 and $264.5 million of variable rate debt with a weighted average interest rate of 1.7% ($213.8 million of the variable debt is tax-exempt variable rate demand notes).  The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2039, and $191.9 million are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

The Company’s current financing activities have been impacted by the instability and tightening in the credit markets which has led to an increase in spreads and pricing of secured and unsecured debt.  Our strong balance sheet, the established relationships with our unsecured line of credit bank group, the secured line of credit with Freddie Mac and access to Fannie Mae and Freddie Mac secured debt financing have provided some insulation to us from the turmoil being experienced by many other real estate companies.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  The Company has experienced more restrictive loan to value and debt service coverage ratio limits and an expansion in credit spreads.   Continued turmoil in the capital markets could negatively impact the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at attractive rates.

Derivative Activity

As of June 30, 2010 the Company had seven forward-starting interest rate swap contracts totaling a notional amount of $375.0 million with interest rates ranging from 5.1% to 5.9% and settlements dates ranging from October 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.8 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $72.5 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.3 million.  The overall fair value of the derivatives changed by $42.0 million during the six months ended June 30, 2010 to a net liability of $72.2 million as of June 30, 2010, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  During July the Company settled $100 million of forward starting swaps for $16.7 million in payments to the counterparties which increased the effective interest rate on two mortgage loans obtained in July 2010 for $130.1 million from a fixed rate of 4.6% to an effective rate of 6.0%.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarters ended June 30, 2010 and 2009.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of June 30, 2010, the Company had four consolidated and one unconsolidated joint venture development projects aggregating 1,214 units for an estimated cost of $454.4 million, of which $91.6 million remains to be expended.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of June 30, 2010, the Company had two development communities aggregating 357 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at June 30, 2010 was $32.0 million.   The Company may also from time to time acquire land for future development or sale.   The Company owned four land parcels held for future development or sale aggregating an estimated 1,020 units as of June 30, 2010.  The aggregate carrying value for these four land parcels was $66.0 million as of June 30, 2010.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least an 8 to 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of June 30, 2010, the Company had four redevelopment communities aggregating 1,032 apartment units with estimated redevelopment costs of $64.2 million, of which approximately $33.9 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of June 30, 2010, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, expectations that scheduled rents will continue to decrease from the same period in 2009, expectation that the Company may continue to purchase Series G Preferred Stock and bonds, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during 2010 and to provide for dividend payments in accordance with REIT requirements, expectations as to the sources for funding the Company’s development and redevelopment pipeline and statements regarding the Company's financing activities.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that mold lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors referred to in Item 1A, “Risk Factors,” in Part II “Other Information” in this current report on Form 10-Q for the quarter ended June 30, 2010 and those referred to in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

The following table sets forth the Company’s calculation of FFO for the three and six months ended June 30, 2010 and 2009 (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income available to common stockholders	$9,482	$11,415	$22,609	$53,680
Adjustments:
Depreciation and amortization	31,261	29,073	61,748	58,277
Gains not included in FFO, net of disposition costs (1)	-	(626)	-	(2,851)
Noncontrolling interest and co-investments (2)	1,910	2,141	4,040	4,703
Funds from operations	$42,653	$42,003	$88,397	$113,809

Funds from operations per share - diluted	$1.34	$1.43	$2.80	$3.92

Weighted average number shares outstanding diluted (3)	31,759,956	29,303,695	31,602,019	29,000,129

(1)
Internal disposition costs relate to a disposition incentive program established to pay incremental bonuses totaling $0.1 million and $0.4 million for the three and six months ended June 30, 2009, respectively, for the sale of certain of the Company's communities that are part of the program.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of June 30, 2010, we had entered into seven forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the future financings of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.8 million of tax exempt variable rate debt.  All derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of June 30, 2010.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of June 30, 2010.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2010.

			Carrying and	Estimated Carrying Value
	Notional	Maturity Date	Estimate Fair	+ 50 Basis	- 50 Basis
(Dollars in thousands)	Amount	Range	Value	Points	Points
Cash flow hedges:
Interest rate forward-starting swaps	$375,000	2010-2011	$(72,475)	(54,805)	(91,659)
Interest rate caps	191,943	2011-2015	279	620	114
Total cash flow hedges	$566,943	2010-2015	$(72,196)	$(54,185)	$(91,545)

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

For the Years Ended	2010(1)	2011(2)	2012	2013	2014	Thereafter	Total	Fair value

(In thousands)
Fixed rate debt	$132,772	146,725	31,063	186,818	80,087	801,175	$1,378,640	$1,441,000
Average interest rate	8.1%	6.4%	5.4%	5.8%	5.4%	5.7%	6.0%
Variable rate debt	$14,000	40,933	9,775	250,000	-	213,800 (3)	$528,508	$506,000
Average interest	4.5%	1.9%	4.1%	1.5%	-	2.2%	1.9%

(1) $150 million covered by three forward-starting swaps with fixed rates ranging from 5.099% to 5.824%, with a settlement date on or before January 1, 2011. During July, the Company settled $100 million of forward starting swaps for $16.7 million in payments to the counterparties.

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

(3) $191.9 million subject to interest rate caps.

The table incorporates only those exposures that exist as of June 30, 2010; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies, would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended June 30, 2010, that have materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of June 30, 2010, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

Item IA: Risk Factors

There were no material changes to the Risk Factors disclosed in Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and available at www.sec.gov.

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

101
XBRL (Extensible Business Reporting Language). The following materials from Essex Property Trust, Inc.’s Quarterly Report on form 10-Q for the period ended June 30, 2010, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of stockholders’ equity, noncontrolling interest, and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) notes to consolidated financial statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Index

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: August 5, 2010

By: /S/ BRYAN G. HUNT
Bryan G. Hunt
First Vice President, Chief Accounting Officer

By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)