Form 10-Q
period 2010-09-30
ESSEX PROPERTY TRUST INC
filed 2010-11-09
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  31,330,980 shares of Common Stock as of November 8, 2010.

ESSEX PROPERTY TRUST, INC.
FORM 10-Q
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	5

	Condensed Consolidated Statements of Stockholders’ Equity, Noncontrolling Interest, and Comprehensive Income for the nine months ended September 30, 2010	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 6	Exhibits	31

Signatures		32

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

Assets	September 30, 2010	December 31, 2009
Real estate:
Rental properties:
Land and land improvements	$747,125	$684,955
Buildings and improvements	3,025,220	2,727,975
	3,772,345	3,412,930
Less accumulated depreciation	(842,484)	(749,464)
	2,929,861	2,663,466
Real estate under development	239,910	274,965
Co-investments	108,894	70,783
	3,278,665	3,009,214
Cash and cash equivalents-unrestricted	14,668	20,660
Cash and cash equivalents-restricted	21,654	17,274
Marketable securities	95,933	134,844
Notes and other receivables	55,605	36,305
Prepaid expenses and other assets	22,842	21,349
Deferred charges, net	14,386	14,991
Total assets	$3,503,753	$3,254,637

Liabilities and Equity
Mortgage notes payable	$1,711,242	$1,603,549
Lines of credit	348,000	239,000
Exchangeable bonds	3,209	4,893
Accounts payable and accrued liabilities	57,274	38,514
Construction payable	9,613	10,327
Dividends payable	35,148	33,750
Cash flow hedge liabilities	71,671	30,156
Other liabilities	18,272	16,558
Total liabilities	2,254,429	1,976,747
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,980,000 issued and 178,249 outstanding	4,349	4,349
Stockholders' equity and noncontrolling interest:
Common stock, $.0001 par value, 649,702,178 shares authorized 30,085,469 and 28,849,779 shares issued and outstanding	3	3
Cumulative redeemable preferred stock; $.0001 par value:
7.8125% Series F - 1,000,000 shares authorized,issued and outstanding, liquidation value	25,000	25,000
Additional paid-in capital	1,379,059	1,275,251
Distributions in excess of accumulated earnings	(285,699)	(222,952)
Accumulated other comprehensive (loss) income	(79,732)	(24,206)
Total stockholders' equity	1,038,631	1,053,096
Noncontrolling interest	206,344	220,445
Total stockholders' equity and noncontrolling interest	1,244,975	1,273,541
Total liabilities and equity	$3,503,753	$3,254,637

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental and other property	$103,822	$100,670	$303,142	$307,060
Management and other fees from affiliates	959	1,024	3,458	3,377
	104,781	101,694	306,600	310,437
Expenses:
Property operating, excluding real estate taxes	27,747	26,893	77,692	75,818
Real estate taxes	10,140	9,216	29,416	27,248
Depreciation and amortization	31,638	29,843	93,385	87,711
General and administrative	6,175	6,086	17,988	18,135
Impairment and other charges	1,615	11,104	1,615	16,892
	77,315	83,142	220,096	225,804

Earnings from operations	27,466	18,552	86,504	84,633

Interest expense	(22,202)	(21,966)	(64,043)	(63,679)
Interest and other income	5,788	3,471	20,730	9,521
Equity (loss) income in co-investments	(626)	(32)	(1,027)	664
(Loss) gain on early retirement of debt	-	-	(10)	6,124
Gain on sale of real estate	-	-	-	103
Income before discontinued operations	10,426	25	42,154	37,366
Income from discontinued operations	-	2,324	-	5,772
Net income	10,426	2,349	42,154	43,138
Net income attributable to noncontrolling interest	(3,506)	(3,588)	(11,540)	(12,984)
Net income attributable to controlling interest	6,920	(1,239)	30,614	30,154
Dividends to preferred stockholders	(543)	(902)	(1,628)	(4,311)
Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	-	23,880	-	49,575
Net income available to common stockholders	$6,377	$21,739	$28,986	$75,418

Per common share data:
Basic:
Income before discontinued operations available to common stockholders	$0.21	$0.71	$0.99	$2.61
Income from discontinued operations	-	0.08	-	0.19
Net income available to common stockholders	$0.21	$0.79	$0.99	$2.80
Weighted average number of common shares outstanding during the period	29,690,910	27,591,341	29,334,359	26,887,537

Diluted:
Income before discontinued operations available to common stockholders	$0.21	$0.66	$0.99	$2.50
Income from discontinued operations	-	0.08	-	0.19
Net income available to common stockholders	$0.21	$0.74	$0.99	$2.69
Weighted average number of common shares outstanding during the period	29,762,420	30,070,076	29,398,637	29,360,710

Dividend per common share	$1.033	$1.030	$3.098	$3.090

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity, Noncontrolling Interest, and
Comprehensive Income for the nine months ended September 30, 2010
(Unaudited)
(Dollars and shares in thousands)

	Series F Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive income	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	(loss)	Interest	Total
Balances at December 31, 2009	1,000	$25,000	28,849	$3	$1,275,251	$(222,952)	$(24,206)	$220,445	$1,273,541
Comprehensive income:
Net income	-	-	-	-	-	30,614	-	11,540	42,154
Reversal of unrealized gains upon the sale of marketable securites	-	-	-	-	-	-	(7,981)	(654)	(8,635)
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	(52,551)	(4,161)	(56,712)
Change in fair value of marketable securities	-	-	-	-	-	-	5,006	421	5,427
Comprehensive income (loss)									(17,766)
Issuance of common stock under:
Stock option and restricted stock plans	-	-	98	-	3,828	-	-	-	3,828
Sale of common stock	-	-	1,138	-	116,641	-	-	-	116,641
Equity based compensation costs	-	-	-	-	(219)	-	-	1,861	1,642
Retirement of exchangeable bonds	-	-	-	-	(95)	-	-	-	(95)
Contributions from noncontrolling interest	-	-	-	-	-	-	-	3,990	3,990
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(19,700)	(19,700)
Dividends declared	-	-	-	-	-	(93,361)	-	-	(93,361)
Redemptions of noncontrolling interest	-	-	-	-	(16,347)	-	-	(7,398)	(23,745)
Balances at September 30, 2010	1,000	$25,000	30,085	$3	$1,379,059	$(285,699)	$(79,732)	$206,344	$1,244,975

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$148,284	$147,662

Cash flows used in investing activities:
Additions to real estate:
Acquisitions	(96,596)	-
Improvements to recent acquisitions	(2,266)	(2,560)
Redevelopment expenditures	(8,966)	(20,345)
Revenue generating capital expenditures	(788)	(190)
Non-revenue generating capital expenditures	(19,169)	(14,989)
Additions to real estate under development	(110,972)	(68,763)
Dispositions of real estate	-	31,998
Changes in restricted cash and refundable deposits	(3,046)	17,702
Purchases of marketable securities	(18,294)	(106,444)
Sales and maturities of marketable securities	65,889	15,200
Proceeds from tax credit investor	-	3,762
Purchases of and advances under notes and other receivables	(21,026)	(1,566)
Collections of notes and other receivables	1,832	2,960
Contributions from co-investments	(78,513)	(270)
Distributions to co-investments	40,397	-
Net cash used in investing activities	(251,518)	(143,505)

Cash flows from financing activities:
Borrowings under mortgage and other notes payable and lines of credit	616,385	304,563
Repayment of mortgage and other notes payable and lines of credit	(487,152)	(134,943)
Additions to deferred charges	(1,832)	(1,982)
Retirement of exchangeable bonds	(1,842)	(66,460)
Settlement of forward-starting swaps	(16,667)	-
Retirement of common stock	-	(20,271)
Retirement of preferred stock, Series G	-	(90,614)
Net proceeds from stock options exercised	3,108	704
Net proceeds from issuance of common stock	116,641	159,987
Contributions from noncontrolling interest	3,990	-
Distributions to noncontrolling interest	(19,694)	(16,782)
Redemptions of noncontrolling interest	(23,745)	(11,061)
Common and preferred stock dividends paid	(91,950)	(87,265)
Net cash provided by financing activities	97,242	35,876

Net (decrease) increase in cash and cash equivalents	(5,992)	40,033
Cash and cash equivalents at beginning of period	20,660	41,909
Cash and cash equivalents at end of period	$14,668	$81,942

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $7.3 million and $8.4 million capitalized in 2010 and 2009, respectively	$61,595	$59,350
Supplemental disclosure of noncash investing and financing activities:
Change in accrual of dividends	$1,397	$1,626
Change in value of cash flow hedge liabilities	$24,945	$27,164
Change in unrealized gain of marketable securities	$3,208	$12,900
Mortgage notes assumed in connection with purchase of real estate including the loan premiums recorded	$87,540	$-
Change in construction payable	$714	$9,167

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company).  The Company is the sole general partner in the Operating Partnership, with a 93.2% general partnership interest as of September 30, 2010.  Total Operating Partnership units outstanding were 2,200,907 and 2,398,479 as of September 30, 2010 and December 31, 2009, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $240.9 million and $200.6 million, as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, the Company owned or had ownership interests in 139 apartment communities, (aggregating 28,702 units) (collectively, the “Communities”, and individually, a “Community”), five office and commercial buildings and four active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company’s development, redevelopment and asset management capabilities.  Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of September 30, 2010, owned 14 apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

Marketable Securities

As of September 30, 2010, marketable securities consisted primarily of investment-grade unsecured bonds, a mortgage backed security and investment funds that invest in U.S. treasury or agency securities.  As of September 30, 2010, the Company classified its investment in the mortgage backed security, which matures November 2019, as held to maturity, and accordingly, this security is stated at its amortized cost of $18.2 million.  The estimated fair vale of the mortgage backed security (a level 2 security) is approximately equal to the carrying value.  As of September 30, 2010 the Company classified the following marketable securities as available for sale (dollars in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value
Investment-grade unsecured bonds	$53,671	$7,831	$61,502
Investment funds - US treasuries	15,683	511	16,194
Total	$69,354	$8,342	$77,696

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value
Investment-grade unsecured bonds	$110,338	$12,718	$123,056
Investment funds - US treasuries	12,040	(252)	11,788
Total	$122,378	$12,466	$134,844

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the nine months ended September 30, 2010 and 2009, the proceeds from sales of available for sale securities totaled $64.7 million and $12.7 million, respectively.  These sales all resulted in gains, which totaled $9.0 million and $1.0 for the nine months ended September 30, 2010 and 2009, respectively.

Contractual maturities of the marketable securities classified as available for sale as of September 30, 2010 were as follows:

Amount
Due in 1-5 years	$47,198
Due in 5-10 years	30,498
Total	$77,696

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and level 1 for the investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard entitled “Fair Value Measurements and Disclosures” as discussed later in Note 1), and any unrealized gain or loss is recorded as other comprehensive income (loss).  There were no impairment charges for the three and nine months ended September 30, 2010 and 2009.  Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.  Amortization of unearned discounts is included in interest income.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), an office building that is subject to loans made by the Company (the Company obtained the deed to the property in satisfaction of the outstanding loans during the third quarter 2010), and 55 low income housing units since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,100,899 and 1,129,205 as of September 30, 2010 and December 31, 2009 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $120.5 million and $94.5 million, as of September 30, 2010 and December 31, 2009, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $215.9 million and $165.9 million, respectively, as of September 30, 2010 and $237.9 million and $164.4 million, respectively, as of December 31, 2009.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of September 30, 2010 and December 31, 2009, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
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

Stock-based compensation expense for options and restricted stock totaled $0.3 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The intrinsic value of the stock options exercised during the three months ended September 30, 2010 and 2009 totaled $0.4 million and $0.1 million, and $1.9 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, the intrinsic value of the stock options outstanding and fully vested totaled $7.7 million.  As of September 30, 2010, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $3.4 million.  The cost is expected to be recognized over a weighted-average period of 1 to 3 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z Units totaled $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $1.8 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively.

During June 2010, the Operating Partnership issued 108,000 Series Z-1 Incentive Units (the “2010 Z-1 Units”) of limited partner interest to twenty executives of the Company in exchange for cash from seven executive officers of the Company, and a capital commitment from the remaining thirteen executives of $1.00 per 2010 Z-1 Unit.  The 2010 Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2025.  The conversion ratchet (accounted for as vesting) of the 2010 Z-1 Units into common units, will increase to 20 percent effective January 1, 2011 if the Company achieves the FFO target of $4.75 per diluted share in 2010.  Each year thereafter, vesting of the 2010 Z-1 Units will be consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent.  The 2010 Z-1 Unit holders are entitled to receive 10 percent of dividends distributed to common stockholders in 2010, and if the Company achieves the FFO target of $4.75 per diluted share in 2010, the 2010 Z-1 Unit holders will be entitled to 25 percent of annual dividends paid in 2011.  Each year thereafter, the percent of distributions received by the 2010 Z-1 Unit holders will increase by the same percentage amounts that the 2010 Z-1 Units vesting increases, provided that once the 2010 Z-1 Units holders receive distributions of 30 percent, such distribution percentage will not increase further until the 2010 Z-1 Unit vesting is at the 30 percent level.  Once such vesting percentage is at the 30 percent level, subsequent distributions for the 2010 Z-1 Unit holders will be equal to the vesting percentage with the 2010 Z-1 units.

Stock-based compensation capitalized totaled $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, the intrinsic value of the Z Units subject to future vesting totaled $16.7 million.  As of September 30, 2010, total unrecognized compensation cost related to Z Units subject to future vesting totaled $7.8 million.  The unamortized cost is expected to be recognized over the next year to fifteen years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB statement entitled “Fair Value Measurements and Disclosures”.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities.  The Company uses Level 2 inputs for its investments in unsecured bonds, mortgage backed securities, notes receivable, notes payable, and cash flow hedges.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for cash flow hedges and the swap related to multifamily refunding bond for the 101 San Fernando apartment community, is described in more detail in Note 8.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and other receivables from related parties, and notes and other receivables approximate fair value as of September 30, 2010 and December 31, 2009, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.45 billion of fixed rate debt at September 30, 2010 is approximately $1.54 billion and the fair value of the Company’s $265.0 million of variable rate debt, excluding borrowings under the lines of credit, at September 30, 2010 is $242.6 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of September 30, 2010 due to the short-term maturity of these instruments.  Marketable securities, cash flow hedge liabilities, and the swap related to multifamily refunding bond for the 101 San Fernando apartment community, are carried at fair value as of September 30, 2010, as discussed further above and in Note 8.

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

(2)  Significant Transactions During the Third Quarter of 2010 and Subsequent Events

(a)  Acquisitions

In July, the Company acquired 101 San Fernando, a 323-unit community with 9,200 square feet of retail located in downtown San Jose, California for $64.1 million, and The Commons, a 264-unit community located in Campbell, California for $42.5 million.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

In September, the Company acquired Bella Villagio, a 231-unit community located in San Jose, California for $54.0 million.  The Company also acquired Muse, a 152-unit community under development located in the North Hollywood Arts District of Los Angeles, California for $39.1 million.

In October, the Company acquired Santee Court, a 165-unit adaptive re-use condominium community with 36,700 square feet of retail space located in downtown Los Angeles, California for $31.1 million.  The Company also acquired two communities including Courtyard off Main, a 110-unit community with 7,500 square feet of retail located in Bellevue, Washington for $30.0 million and Magnolia Nest, a 97-unit condominium development located in the Valley Village district of Los Angeles, California for $29.9 million.

In November, the Company acquired Corbella at Juanita Bay, a 169-unit community located in Kirkland, Washington for $23.4 million.

(b) Equity

During the third quarter, the Company issued 495,900 shares of common stock at an average price of $109.81, for $53.6 million, net of fees and commissions.

During October the Company issued 491,100 shares of common stock at an average price of $112.89, for $54.6 million net of fees and commissions.  Year to date through October, the Company has issued 1,629,200 shares of common stock at an average price of $106.71, for $171.3 million, net of fees and commissions.

(c) Debt

In July, the Company paid-off two maturing loans that were cross collateralized by five communities totaling $129.5 million, including a $73.6 million loan at a fixed rate of 8.2% and a $55.9 million loan at a fixed rate of 7.7%.  The Company obtained fixed rate mortgage loans totaling $130.1 million for two of the communities that were part of the cross collateralized loan pool paid-off in July, secured by Hillcrest Park and Bel Air for $72.2 million and $57.9 million, respectively, which mature in July 2020, at a fixed rate of 4.6%.  The Company settled $100.0 million in forward-starting swap contracts in July for $16.7 million in payments to the counterparties.  The settlement of the forward-starting swaps increased the effective interest rate on the Hillcrest Park and Bel Air mortgage loans to 6.0%, and during the quarter, the Company incurred $1.6 million in expense related to the ineffectiveness of certain forward-starting swap hedges.

In conjunction with acquisition of Bella Villagio, the Company assumed a $35.6 million mortgage loan at a fixed rate of 6.1% which matures in October 2016.  The interest rate was unfavorable compared to currently available market rates for mortgage loans, and thus the Company recorded a $4.0 million loan premium to reflect the debt at fair value along with a corresponding increase to the carrying value of the property.  This results in an effective interest rate for this loan of 3.8%.

The joint venture that owns Essex Skyline at MacArthur Place obtained an $80.0 million secured loan in July, for a four year term plus a one year extension, at an interest rate of LIBOR plus 285 basis points.  Also during July, the Company entered into a swap transaction with respect to $38.0 million of the multifamily revenue refunding bonds for the 101 San Fernando apartment community (the "Bonds") with Citibank, N.A. ("Citibank").  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million. In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing in one year and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

(3) Co-investments

The Company has joint venture investments in co-investments, which are accounted for under the equity method.  The joint ventures own, operate and develop apartment communities. In August 2010, the Company invested $12.0 million as a preferred equity interest investment in a related party entity that owns a 768-unit apartment community in Anaheim, California.  The following table details the Company's co-investments (dollars in thousands):

	September 30, 2010	December 31, 2009

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$67,167	$70,283
Membership interest in a limited liability company that owns
Essex Skyline at MacArthur Place	29,212	-
Preferred interest in a related limited liability company that owns Madison Park at Anaheim	12,015	-
	108,394	70,283
Investments accounted for under the cost method of accounting:
Series A Preferred Stock interest in Multifamily Technology Solutions, Inc.	500	500
Total co-investments	$108,894	$70,783

The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	September 30, 2010	December 31, 2009
Balance sheets:
Rental properties and real estate under development	$755,300	$489,352
Other assets	19,660	30,458

Total assets	$774,960	$519,810

Mortgage notes	$451,806	$312,859
Other liabilities	19,051	6,645
Equity	304,103	200,306

Total liabilities and equity	$774,960	$519,810

Company's share of equity	$108,394	$70,283

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Statements of operations:
Property revenues	$13,824	$11,684	$38,634	$35,395
Property operating expenses	(6,513)	(4,882)	(17,176)	(13,878)
Net property operating income	6,765	6,802	20,913	21,517
Interest expense	(3,262)	(2,878)	(9,174)	(7,723)
Depreciation and amortization	(5,419)	(4,066)	(14,628)	(11,447)

Total net (loss) income	$(1,370)	$(142)	$(2,344)	$2,347

Company's share of net (loss) income	$(626)	$(32)	$(1,027)	$664

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009

Note receivable, secured, bearing interest at 4.95%, due October 2010	$24,568	$-
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,390	7,317
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2011	6,506	6,742
Note receivable, secured, bearing interest at 6.5%, due August 2011	3,221	3,199
Note receivable, secured, bearing interest at 8.0%, due November 2011	971	971
Note receivable, secured, bearing interest at LIBOR + 3.25%, due December 2012	10,923	12,551
Other receivables	2,026	5,525
	$55,605	$36,305

In May, 2010, the Company purchased a loan secured by the community known as “Santee Court” located in Los Angeles, California. This $25.7 million loan was purchased at a discount for $21.0 million.  The loan bears interest at 4.95%; however interest income is recorded based on the effective yield, which is substantially higher as a result of the discounted purchase price.  In late October, the Company purchased the property for $31.1 million in a multiple bid process.

(5) Related Party Transactions

Management and other fees from affiliates include management, development and redevelopment fees from Fund II of $1.0 million for the three months ended September 30, 2010 and 2009, and $3.0 million and $3.4 million for the nine months ended September 30, 2010 and 2009 respectively and property acquisition fee of $0.5 million from the limited liability company that owns Skyline at MacArthur Place for the nine months ended September 30, 2010.  All of these fees are net of intercompany amounts eliminated by the Company.

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

During the quarter, the Company invested $12.0 million as a preferred equity interest investment in a related party entity that owns a 768-unit apartment community in Anaheim, California.  The entity that owns the property is an affiliate of The Marcus & Millichap Company (“TMMC”), and TMCC’s Chairman is the Chairman of the Company.  The Company’s independent directors or its Board of Director approved the investment in this entity.  The preferred return for this investment during the first five years is 13% per annum and the preferred return increases to 15% thereafter.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

(6) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its apartment communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are properties classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties which are primarily office buildings.  Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009
Revenues:
Southern California	$51,119	$51,104
Northern California	32,770	30,126
Seattle Metro	17,932	17,345
Other real estate assets	2,001	2,095
Total property revenues	$103,822	$100,670

Net operating income:
Southern California	$33,015	$33,627
Northern California	20,922	19,244
Seattle Metro	10,882	10,435
Other real estate assets	1,116	1,255
Total net operating income	65,935	64,561

Depreciation and amortization	(31,638)	(29,843)
Interest expense	(22,202)	(21,966)
Interest and other income	5,788	3,471
General and administrative	(6,175)	(6,086)
Management and other fees from affiliates	959	1,024
Equity (loss) income from co-investments	(626)	(32)
Impairment and other charges	(1,615)	(11,104)
Income before discontinued operations	$10,426	$25

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

The revenues, net operating income, and assets of the reportable operating segments are summarized as follows or the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Revenues:
Southern California	$152,999	$155,064
Northern California	92,731	91,465
Seattle Metro	51,377	54,146
Other real estate assets	6,035	6,385
Total property revenues	$303,142	$307,060

Net operating income:
Southern California	$100,986	$104,386
Northern California	59,966	60,982
Seattle Metro	31,581	34,461
Other real estate assets	3,501	4,165
Total net operating income	196,034	203,994

Depreciation and amortization	(93,385)	(87,711)
Interest expense	(64,043)	(63,679)
General and administrative	(17,988)	(18,135)
Impairment and other charges	(1,615)	(16,892)
Management and other fees from affiliates	3,458	3,377
(Loss) gain on early retirement of debt	(10)	6,124
Interest and other income	20,730	9,521
Equity (loss) income from co-investments	(1,027)	664
Gain on sale of real estate	-	103
Income before discontinued operations	$42,154	$37,366

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Assets:
Southern California	$1,213,759	$1,239,657
Northern California	1,125,757	923,103
Seattle Metro	509,206	417,708
Other real estate assets	81,139	82,998
Net reportable operating segments - real estate assets	2,929,861	2,663,466
Real estate under development	239,910	274,965
Cash and cash equivalents	36,322	37,934
Marketable securities	95,933	134,844
Co-investments	108,894	70,783
Notes and other receivables	55,605	36,305
Other non-segment assets	37,228	36,340
Total assets	$3,503,753	$3,254,637

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

(7)  Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Income	Weighted-average Common Shares	Per Common Share Amount	Income	Weighted-average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$6,377	29,691	$0.21	$19,654	27,591	$0.71
Income (loss) from discontinued operations available to common stockholders	-	29,691	-	2,085	27,591	0.08
	6,377		$0.21	21,739		$0.79

Effect of Dilutive Securities (1)(2)	-	72		506	2,479

Diluted:
Income from continuing operations available to common stockholders	$6,377			$19,654
Add: noncontrolling interests OP unitholders	-			267
Adjusted income from continuing operations available to common stockholders (1)	6,377	29,763	$0.21	19,921	30,070	$0.66
Income from discontinued operations available to common stockholders	-			2,085
Add: noncontrolling interests OP unitholders	-			239
Adjusted income from discontinued operations available to common stockholders	-	29,763	-	2,324	30,070	0.08
	$6,377		$0.21	$22,245		$0.74

	Nine Months Ended				Nine Months Ended
	September 30, 2010				September 30, 2009
	Income	Weighted Average Common Shares	Per Common Share Amount		Income	Weighted Average Common Shares	Per Common Share Amount
Basic:
Income before discontinued operations available to common stockholders	$28,986	29,334		$0.99	$70,115	26,888		$2.61
Income (loss) from discontinued operations available to common stockholders	-	29,334		-	5,303	26,888		0.19
	28,986			$0.99	75,418			$2.80

Effect of Dilutive Securities (1)(2)	-	64			3,638	2,473

Diluted:
Income from continuing operations available to common stockholders (1)	$28,986		$		$70,115		$
Add: noncontrolling interests OP unitholders	-				3,169
Adjusted income from continuing operations available to common stockholders (1)	28,986	29,398		0.99	$73,284	29,361		2.50
Income (loss) from discontinued operations available to common stockholders	-				5,303
Add: noncontrolling interests OP unitholders	-				469
Adjusted income from discontinued operations available to common stockholders	-	29,398		-	5,772	29,361		0.19
	$28,986			$0.99	$79,056			$2.69

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

(1)
Weighted average convertible limited partnership units of 2,200,907 and 2,325,220, which includes vested Series Z incentive units, for the three and nine months ended September 30, 2010, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. Weighted average convertible limited partnership units of 2,449,704 and 2,448,169, which includes vested Series Z incentive units, for the three and nine months ended September 30, 2009, respectively, were included in the determination of diluted EPS because they were dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

The holders of the exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at the Company’s option, a portion of the notes may be exchanged for Essex common stock; the exchange rate as of September 30, 2010 was $100.48 per share of Essex common stock.  During the three months ended September 30, 2010 the weighted average common stock price exceeded the strike price and therefore common stock issuable upon exchange of the exchangeable notes of 1,518 shares were included in the diluted share count as the effect was dilutive.  During the nine months ended September 30, 2010 the weighted average common stock price did not exceed the strike price and therefore common stock issuable upon exchange of the exchangeable notes were not included in the diluted share count as the effect was anti-dilutive.

Stock options of 116,747 and 243,313 for the three months ended September 30, 2010 and 2009, respectively, and 133,432 and 257,857 for the nine months ended September 30, 2010 and 2009, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three and nine months ended and, therefore, were anti-dilutive.  Stock options of 69,992 and 29,031 for the three months ended September 30, 2010 and 2009, respectively, and 64,278 and 25,003 for the nine months ended September 30, 2010 and 2009, respectively, were included in the determination of diluted EPS.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, as the effect of the approximately 33 thousand shares that would be issued upon conversion were anti-dilutive.

(2)
For the three and nine months ended September 30, 2010, net income allocated to convertible limited partnership units and vested Series Z units aggregating $0.5 million and $2.4 million, respectively, have been excluded from income available to common stock holders for the calculation of net income per common share since these units are excluded from the diluted weighted average common shares for the period.  For the three and nine months ended September 30, 2009, net income allocated to convertible limited partnership units and vested Series Z units aggregating $0.5 million and $3.6 million, respectively, have been included in income available to common stock holders for the calculation of net income per common share since these units are included in the diluted weighted average common shares for the period.

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

As of September 30, 2010 the Company had 5 forward-starting interest rate swap contracts totaling a notional amount of $275.0 million with interest rates ranging from 5.3% to 5.9% and settlements dates ranging from November 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.5 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $71.8 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million.  The overall fair value of these derivatives changed by $24.9 million during the nine months ended September 30, 2010 to a net liability of $71.7 million as of September 30, 2010, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  During July, the Company settled $100 million of forward starting swaps for $16.7 million in payments to the counterparties which increased the effective interest rate on two mortgage loans obtained in July 2010 for $130.1 million from a fixed rate of 4.6% to an effective rate of 6.0%.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  During the quarter ended September 30, 2010, the Company incurred $1.6 million in expense related to ineffectiveness of certain forward starting swaps.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

During July 2010, the Company entered into a swap transaction (the "swap") with respect to $38.0 million of multifamily revenue refunding bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing in one year and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of September 30, 2010, the fair value of the swap was approximately $0.

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

In the first quarter of 2009, the Company sold Carlton Heights Villas, a 70-unit property located in Santee, California and Grand Regency, a 60-unit property in Escondido, California for an aggregate gain of $2.4 million.  During the second quarter of 2009, the Company sold Mountain View Apartments, a 106-unit community located in Camarillo, California for a gain of $0.8 million.  During the third quarter of 2009, the Company sold Spring Lake, a 69-unit community located in Seattle, Washington.  During the fourth quarter of 2009, the Company sold Maple Leaf, a 48-unit community located in Seattle, Washington.  The operations for these sold communities are included in discontinued operations for the three and nine months ended September 30, 2009.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Rental revenues	$-	$218	$-	$1,871
Property operating expenses	-	(79)	-	(728)
Depreciation and amortization	-	(52)	-	(462)
Income from real estate sold	-	87	-	681
Gain on sale	-	2,467	-	5,708
Internal disposition costs (1)	-	(230)	-	(617)
		2,237	-

Income from discontinued operations	$-	$2,324	$-	$5,772

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

(11) Subsequent Events

On November 5, 2010, the Company entered into a 10-year $207.2 million credit facility with Fannie Mae encumbered by seven communities at a  fixed rate of 4.3%.  Communities may be substituted or outright released from the facility based on certain loan to value and debt service coverage ratios, as defined in the credit facility agreement.  Two of the loans are expected to be funded in November 2010 totaling $104.5 million including City View for $65.3 million and Hillsborough Park for $39.2 million, and the existing City View mortgage loan for $49.1 million at a fixed rate of 6.8% was paid-off.  The remaining loans are expected to be funded in late November 2010 and five existing mortgage loans totaling $49.9 million at an average interest rate of 7.0% will be paid-off.  In conjunction with the new credit facility, the Company settled $225.0 million of forward-starting swaps for $60.5 million in payments to counterparties.  The settlement of $100.0 million of forward-starting swaps in July and $225.0 million of forward-starting swaps in November increased the effective interest rate on the Hillcrest and Bel Air mortgage loans totaling $130.1 million with a fixed rate of 4.6% funded in July 2010 to an effective interest rate of 6.4%, and increased the effective interest rate on the Fannie Mae credit facility to 7.1%.

Index

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 and our Current Report on Form 10-Q for the quarter ended September 30, 2010.

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

As of September 30, 2010, we had ownership interests in 139 apartment communities, comprising 28,702 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2010, we also had ownership interests in five office and commercial buildings (with approximately 215,840 square feet).

As of September 30, 2010, our consolidated development pipeline was comprised of three development projects, two predevelopment projects, and four land parcels held for future development or sale aggregating 2,277 units, with total incurred costs of $239.9 million.  The estimated remaining project costs are $68.4 million and the total active development project costs are $308.3 million.

The Company has one unconsolidated joint venture development project, Essex Skyline at MacArthur Place, a 349-unit high rise condominium project.  As of September 30, 2010 total costs incurred are $132.4 million, with estimated remaining project costs of $2.3 million for total estimated costs of $134.7 million.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2010		As of September 30, 2009
	Apartment Units	%	Apartment Units	%
Southern California	12,449	48%	12,264	50%
Northern California	7,684	30%	6,695	28%
Seattle Metro	5,701	22%	5,297	22%
Total	25,834	100%	24,256	100%

Co-investments including Fund II communities and communities included in discontinued operations are not included in the table above for both years presented above.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Our average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended September 30, 2010 and 2009) decreased 30 basis points to 96.7% as of September 30, 2010 from 97.0% as of September 30, 2009.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

Index

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

The Company does not take into account delinquency and concessions to calculate actual rent for occupied units and market rents for vacant units.  The calculation of financial occupancy compares contractual rates for occupied units to estimated market rents for unoccupied units, thus the calculation compares the gross value of all apartment units excluding delinquency and concessions. For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric.  While an apartment community is in the lease-up phase, the Company’s primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy which is based on contractual revenue is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended September 30, 2010 and 2009 is as follows:

	Three months ended
	September 30,
	2010	2009
Southern California	96.5%	96.7%
Northern California	97.2%	97.6%
Seattle Metro	96.7%	97.0%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2010	2009	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	59	$49,259	$49,701	$(442)	(0.9)%
Northern California	28	28,602	29,179	(577)	(2.0)
Seattle Metro	23	14,759	15,534	(775)	(5.0)
Total Quarterly Same-Property revenues	110	92,620	94,414	(1,794)	(1.9)
Quarterly Non-Same Property Revenues (1)		11,202	6,256	4,946	79.1
Total property revenues		$103,822	$100,670	$3,152	3.1%

(1)	Includes five communities acquired after July 1, 2009, two redevelopment communities, five development communities, and three commercial buildings.

Quarterly Same-Property Revenues decreased by $1.8 million or 1.9% to $92.6 million in the third quarter of 2010 from $94.4 million in the third quarter of 2009.  The decrease was primarily attributable to a decrease in scheduled rents of $2.4 million as reflected in a decrease of 2.6% in average rental rates from $1,338 per unit in the third quarter of 2009 to $1,303 per unit in the third quarter of 2010.  Scheduled rents decreased in all regions by 1.9%, 2.3%, and 5.5% in Southern California, Northern California, and Seattle Metro, respectively.  The Company has experienced a decrease in scheduled rents due to the slowdown in the economy coupled with job losses during 2009.  During 2009 through the third quarter of 2010, the Company experienced a decrease in gross revenue in comparison to the prior year in the Company’s markets from the reduction in rents from leases entered during those periods.  On a sequential basis the Company experienced quarterly same-property revenue growth from the second to the third quarter of 2010 of 0.3%, which is the first sequential quarterly same-property revenue growth since the fourth quarter of 2008. The Company experienced sequential revenue growth in all regions during the third quarter of 2010 compared to the second quarter of 2010.  Quarterly same-property revenues also decreased due to a decrease in occupancy of 30 basis points or $0.2 million, from 97.0% for the third quarter of 2009 to 96.7% for the third quarter of 2010.  The decrease related to schedule rents and occupancy was offset by a decrease in bad debt expense of $0.2 million, a decrease in rent concessions of $0.3 million, and increase in ratio utility billing system (“RUBS”) income of $0.2 million.  The Company expects sequential total Quarterly Same-Property revenue growth for the fourth quarter of 2010 compared to the third quarter of 2010 and total Quarterly Same-Property revenues for the fourth quarter 2010 to be consistent with the fourth quarter of 2009.

Index

Quarterly Non-Same Property Revenues increased by $4.9 million or 79.1% to $11.2 million in the third quarter of 2010 from $6.3 million in the third quarter of 2009.  The increase was primarily due to revenue generated from five development communities consisting of Joule, Fourth & U, Axis 2300, The Grand, and Belmont Station and five communities acquired since July 1, 2009 consisting of Regency at Encino, Eagle Rim, 101 San Fernando, The Commons, and Bella Villagio.

Real Estate taxes expense increased by $0.9 million or 10.0% for the third quarter of 2010 compared to the third quarter of 2009 due mainly to the acquisition of five communities which resulted in an increase in property taxes of $0.4 million and the completion of development communities which resulted in an increase in property taxes of $0.3 million compared to the third quarter of 2009.

Depreciation expense increased by $1.8 million or 6.0% for the third quarter of 2010 compared to the third quarter of 2009, due to the acquisition of  five communities, the completion of five development properties, and the capitalization of approximately $33.1 million in additions to rental properties for the nine months ended September 30, 2010 and the capitalization of approximately $55.6 million in additions to rental properties, including $26.7 million spent on redevelopment and revenue generating capital expenditures during 2009.

Impairment and other charges for the third quarter of 2010 relates to $1.6 million in expense recorded by the Company due to the ineffectiveness of certain forward-starting swaps. For the third quarter of 2009 the Company incurred $11.1 million in impairment and other charges due to the write-off of development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company, the write-off of $3.8 million in unamortized costs related to the cancellation of the Outperformance Plan, and $0.6 million recorded for additional loan loss reserves related to a note receivable secured by an apartment community in the Portland Metropolitan Area.

Interest and other income increased by $2.3 million for the third quarter of 2010 primarily due to increases of $3.4 million of interest income earned on the Santee Court note receivable that was purchased at a 20% discount to the outstanding principal on this loan during the second quarter of 2010 and recorded $0.5 million in income from an investment in mortgage backed securities made during the first quarter of 2010.  Those increases in interest and other income were offset partially by a decrease of $1.5 million in earnings from marketable securities compared to the third quarter of 2009 due to the fact the Company sold  a total of $42.2 million of marketable securities during the first quarter of 2010.

Equity (Loss) income in co-investments decreased by $0.6 million for the third quarter of 2010 compared to the third quarter of 2009, primarily because the Company recorded a loss from operations of $0.6 million related to the Company’s investment in Essex Skyline at MacArthur Place which was acquired in the first quarter of 2010 and is a development community in lease-up.

Income from discontinued operations for the third quarter of 2010 was $0 compared to $2.3 million for the third quarter of 2009. The 2009 amount includes a gain of $2.5 million from the sale of Spring Lake, and the operating results of Maple Leaf, which was sold in the fourth quarter of 2009.

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for the three months ended September 30, 2010 was $0 compared to $23.9 million for the three months ended September 30, 2009, which resulted from  the repurchase of $81.9 million of the Company's Series G Cumulative Convertible Preferred Stock at a discount to carrying value.

Index

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Our average financial occupancies for the Company’s stabilized apartment communities or “2010/2009 Same-Properties” (stabilized properties consolidated by the Company for the nine months ended September 30, 2010 and 2009) increased 30 basis points to 97.2% for the nine months ended September 30, 2010 from 97.0% for the nine months ended September 30, 2009.  The regional breakdown of the Company’s 2010/2009 Same-Property portfolio for financial occupancy for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended
	September 30,
	2010	2009
Southern California	96.9%	96.5%
Northern California	97.6%	97.7%
Seattle Metro	97.3%	97.0%

The following table illustrates a breakdown of revenue amounts, including revenues attributable to 2010/2009 Same-Properties.

		Nine Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2010	2009	Change	Change
Property Revenues (dollars in thousands)
2010/2009 Same-Properties:
Southern California	59	$147,556	$151,482	$(3,926)	(2.6)%
Northern California	28	85,591	90,041	(4,450)	(4.9)
Seattle Metro	23	44,393	48,495	(4,102)	(8.5)
Total 2010/2009 Same-Property revenues	110	277,540	290,018	(12,478)	(4.3)
2010/2009 Non-Same Property Revenues (1)		25,602	17,042	8,560	50.2
Total property revenues		$303,142	$307,060	$(3,918)	(1.3)%

(1) Includes five communities acquired after January 1, 2009, two redevelopment communities, five development communities, and three commercial buildings.

2010/2009 Same-Property Revenues decreased by $12.5 million or 4.3% to $277.5 million for the nine months ended September 30, 2010 from $290.0 million for the nine months ended September 30, 2009.  The decrease was primarily attributable to a decrease in scheduled rents of $15.3 million as reflected in a decrease of 5.3% in average rental rates from $1,372 per unit for the nine months ended September 30, 2009 to $1,299 per unit for the nine months ended September 30, 2010.  Scheduled rents decreased in all regions by 4.0%, 5.5%, and 9.6% in Southern California, Northern California, and Seattle Metro, respectively.  The Company has experienced a decrease in scheduled rents due to the slowdown in the economy coupled with job losses during 2009.  During 2009, through the nine months ended September 30, 2010, the Company experienced a decrease in gross revenue in comparison to the prior year in the Company’s markets from the reduction in rents from leases entered into during those periods.  The decrease in scheduled rents was partially offset by an increase of occupancy of 30 basis points or $1.2 million, from 96.9% for the nine months ended September 30, 2009 to 97.2% for the nine months ended September 30, 2010.  Bad debt expense and rent concessions decreased $0.6 million and $0.8 million, respectively, and RUBS income increased $0.6 million and other income decreased $0.4 million between periods.  The Company expects 2010/2009 Same Property revenues will decrease approximately 3.3% for the year ended 2010 compared to 2009.

2010/2009 Non-Same Property Revenues increased by $8.6 million or 50.2% to $25.6 million for the nine months ended September 30, 2010 from $17.0 million for the nine months ended September 30, 2009.  The increase was primarily due to revenue generated from five development communities consisting of Joule, Fourth & U, Axis 2300, The Grand, and Belmont Station and five communities acquired since January 1, 2009 consisting of Regency at Encino, Eagle Rim, 101 San Fernando, The Commons, and Bella Villagio.

Real Estate taxes expense increased by $2.2 million or 8.0% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due mainly to the acquisition of five communities which resulted in an increase in property taxes of $0.5 million and the completion of development communities which resulted in an increase in property taxes of $0.9 million compared to the third quarter of 2009.

Index

Depreciation expense increased by $5.7 million or 6.5% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the acquisition of  five communities, the completion of five development properties, and the capitalization of approximately $33.1 million in additions to rental properties for the nine months ended September 30, 2010 and the capitalization of approximately $55.6 million in additions to rental properties, including $26.7 million spent on redevelopment and revenue generating capital expenditures during 2009.

Impairment and other charges for the nine months ended September 30, 2010 relates to $1.6 million in expense recorded by the Company due to the ineffectiveness of certain forward-starting swaps.  For the nine months ended September 30, 2009 the Company incurred $16.9 million in impairment and other charges due to the write-off of development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company, the write-off of $3.8 million in unamortized costs related to the write-off of the Outperformance Plan, $0.6 million recorded for additional loan loss reserves related to a note receivable secured by an apartment community in the Portland Metropolitan Area, and $5.8 million due to the write-off of an investment in a joint venture development project.

Interest and other income increased by $11.2 million for the nine months ended September 30, 2010 primarily due to $9.0 million in gains generated from the sale of marketable securities compared to $1.0 million in gains generated from the sale of marketable securities for the nine months ended September 30, 2009, and $3.4 million of  interest income earned on the Santee Court note receivable that was purchased at a 20% discount to the outstanding principal on this loan during the second quarter of 2010.

Equity (Loss) income in co-investments decreased by $1.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily because the Company recorded a loss from operations of $1.1 million related to the Company’s investment in Essex Skyline at MacArthur Place which is a development community in lease-up that was acquired in the first quarter of 2010 and the Company recorded $0.6 million less in income from its investment in Fund II in the 2010 period compared to the 2009 period primarily as a result of declines in rental revenues experienced by Fund II.

Gain on early retirement of debt was $0 for the nine months ended September 30, 2010 compared to $6.1 million for the nine months ended September 30, 2009 due to the gain recorded in the 2009 period related to the repurchase of $71.3 million of exchangeable bonds at a discount to par value.

Income from discontinued operations for the nine months ended September 30, 2010 was $0, compared to $5.8 million for the nine months ended September 30, 2009, which includes a gain of $2.5 million on the sale of Spring Lake, a gain of $1.6 million on the sale of Carlton Heights Villa, a gain of $0.9 million on the sale of Grand Regency, and a gain of $0.8 million on the sale of Mountain View, and the operating results of  Maple Leaf, which was sold in the fourth quarter of 2009.

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for the nine months ended September 30, 2010 was $0, compared to $49.6 million for the nine months ended September 30, 2009 related to the repurchase of $140.1 million of the Company's Series G Cumulative Convertible Preferred Stock at a discount to carrying value.

Liquidity and Capital Resources

At September 30, 2010, the Company had $14.7 million of unrestricted cash and cash equivalents and $95.9 million in marketable securities, of which $77.7 million were held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two outstanding lines of credit in the aggregate of $450.0 million committed as of September 30, 2010.  The Company had a $200.0 million unsecured line of credit which was amended in October 2010 to $275 million with an accordion option to $350 million.  As of September 30, 2010 there was a $98.0 million balance on this unsecured line at an average interest rate of 3.4%.  The underlying interest rate on the $200.0 million line is based on a tiered rate structure tied to an S&P rating on the credit facility at LIBOR plus 3.0%.  The amendment in October adjusted the interest rate to LIBOR plus 2.4%.  This facility matures in December 2011 with two one-year extensions, exercisable by the Company.  The Company also has a $250.0 million credit facility from Freddie Mac, which matures in December 2013.  This line is secured by eleven apartment communities.  As of September 30, 2010, the Company had $250.0 million outstanding under this line of credit at an average interest rate of 1.4%. The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  The Company’s unsecured line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the line of credit covenants as of September 30, 2010 and December 31, 2009.

Index

The Company may from time to time sell shares of common stock into the existing trading market at current market prices as well as through negotiated transactions under its equity distribution programs with Cantor Fitzgerald & Co. (“Cantor”) and KeyBanc Capital Markets, Inc. (“KeyBanc”).  In May 2009, the Company’s Board of Directors approved the sale of up to 7,500,000 shares of common stock under the equity distribution program.  Pursuant to this approval, the Company entered into a sales agreement with Cantor on May 6, 2009, for the sale of up to 7,500,000 shares pursuant to the Cantor’s equity distribution program.  During March 2010, the Company entered into a new equity distribution agreement with Cantor and the Company also entered into an equity distribution agreement with KeyBanc for the sale, under the two agreements, of up to an aggregate of 5,175,000 shares which represented the shares of common stock that remain unsold under the May 2009 equity distribution program.  During the three and nine months ended September 30, 2010, pursuant to the equity distribution programs, the Company issued 495,900 shares and 1,138,100 of common stock at an average price of $109.81 and $104.04 for approximately $53.6 million and $116.6 million, net of fees and commissions, respectively.  During October the Company issued 491,100 shares of common stock at an average price of $112.89, for $54.6 million net of fees and commissions.

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

In 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (the "Series G Preferred Stock") for net proceeds of $145.9 million.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  During 2009, the Company repurchased $145.0 million in liquidation value of its Series G Preferred Stock at a discount to carrying value, and the excess of the carrying value over the cash paid to redeem the Series G Preferred Stock totaled $50.0 million.   As of September 30, 2010, the carrying value of the Series G Preferred Stock outstanding totaled $4.3 million.   The Company may continue to repurchase Series G Preferred Stock.

In May 2010, the Board of Directors approved the partial redemption for cash by the Operating Partnership, of limited Operating Partnership units that were held by the Company's Chairman and founder, Mr. George M. Marcus, at $106.76 per unit representing a 2% discount from the closing price of the Company’s common stock on May 17, 2010.  The Operating Partnership purchased 187,334 units from Mr. Marcus. Under the Operating Partnership’s partnership agreement, limited partnership units are exchangeable on a one-for-one basis into shares of the Company’s common stock, or at the Company’s option, for cash.  This transaction reduced Mr. Marcus’ ownership from 1,063,056 limited partnership units in the Operating Partnership to 875,722 units and following the transaction Mr. Marcus beneficially owned 1,587,041 shares or share equivalents, (including shares issuable upon the exchange of limited partnership units) of the Company’s stock.  The redemption was requested by the Chairman to achieve his estate planning objectives.

As of September 30, 2010, the Company’s mortgage notes payable totaled $1.7 billion which consisted of $1.4 billion in fixed rate debt with interest rates varying from 1.79% to 8.29% and maturity dates ranging from 2010 to 2020 and $265.0 million of variable rate debt with a weighted average interest rate of 1.6% ($213.5 million of the variable debt is tax-exempt variable rate demand notes).  The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2039, and $191.9 million are subject to interest rate caps.

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

Index

Derivative Activity

As of September 30, 2010 the Company had 5 forward-starting interest rate swap contracts totaling a notional amount of $275.0 million with interest rates ranging from 5.3% to 5.9% and settlements dates ranging from November 2010 to October 2011.  These derivatives qualify for hedge accounting as they are expected to economically hedge the cash flows associated with future financing of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.5 million of tax exempt variable rate debt.  The aggregate carrying value of the forward-starting interest rate swap contracts was a net liability of $71.8 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million.  The overall fair value of the derivatives changed by $24.9 million during the nine months ended September 30, 2010 to a net liability of $71.7 million as of September 30, 2010, and the derivative liability was recorded in cash flow hedge liabilities in the Company’s condensed consolidated financial statements.  During July, the Company settled $100 million of forward starting swaps for $16.7 million in payments to the counterparties which increased the effective interest rate on two mortgage loans obtained in July 2010 for $130.1 million from a fixed rate of 4.6% to an effective rate of 6.0%.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  During the quarter ended September 30, 2010, the Company incurred $1.6 million in expense related to ineffectiveness of certain forward starting swaps.

During July 2010, the Company entered into a swap transaction (the "swap") with respect to $38.0 million of multifamily revenue refunding bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is no designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing in one year and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to a portion of the price appreciation. As of September 30, 2010, the fair value of the swap was approximately $0.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of September 30, 2010, the Company had three consolidated and one unconsolidated joint venture development projects aggregating 900 units for an estimated cost of $344.4 million, of which $70.7 million remains to be expended.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of September 30, 2010, the Company had two development communities aggregating 357 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at September 30, 2010 was $32.3 million.   The Company may also from time to time acquire land for future development or sale.   The Company owned four land parcels held for future development or sale aggregating an estimated 1,020 units as of September 30, 2010.  The aggregate carrying value for these four land parcels was $66.3 million as of September 30, 2010.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Index

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least an 8 to 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of September 30, 2010, the Company had four redevelopment communities aggregating 1,032 apartment units with estimated redevelopment costs of $64.2 million, of which approximately $33.1 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of September 30, 2010, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that mold lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors referred to in Item 1A, “Risk Factors,” in Part II “Other Information” in this current report on Form 10-Q for the quarter ended September 30, 2010 and those referred to in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

Index

The following table sets forth the Company’s calculation of FFO for the three and nine months ended September 30, 2010 and 2009 (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income available to common stockholders	$6,377	$21,739	$28,986	$75,418
Adjustments:
Depreciation and amortization	31,638	29,895	93,385	88,173
Gains not included in FFO, net of disposition costs (1)	-	(2,237)	-	(5,091)
Noncontrolling interest and co-investments (2)	1,914	1,394	5,954	6,097
Funds from operations	$39,929	$50,791	$128,325	$164,597
Funds from operations per share - diluted	$1.25	$1.69	$4.05	$5.61
Weighted average number shares outstanding diluted (3)	31,963,327	30,070,076	31,723,857	29,360,710

(1)
Internal disposition costs relate to a disposition incentive program established to pay incremental bonuses totaling $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, for the sale of certain of the Company's communities that are part of the program.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of September 30, 2010, we had entered into five forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the future financings of debt between 2010 and 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.5 million of tax exempt variable rate debt.  The forward starting swaps and interest rate caps are designated as cash flow hedges, and the Company does not have any fair value hedges as of September 30, 2010.

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of September 30, 2010.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2010.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimate	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$275,000	2010-2011	$(71,829)	(58,117)	(86,648)
Interest rate caps	191,943	2011-2015	158	409	44
Total cash flow hedges	$466,943	2010-2015	$(71,671)	$(57,708)	$(86,604)

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

For the Years Ended	2010(1)	2011(2)	2012	2013	2014	Thereafter	Total	Fair value

(In thousands)
Fixed rate debt	$3,209	146,035	30,944	221,145	79,715	968,368	$1,449,416	$1,540,000
Average interest rate	6.2%	6.4%	5.4%	5.2%	5.4%	5.6%	5.6%
Variable rate debt	$-	139,715	9,775	250,000	-	213,545 (3)	$613,035	$590,000
Average interest	0.0%	3.6%	4.1%	1.5%	0.0%	2.0%	2.2%

(1) $50 million covered by a forward-starting swap with a fixed rate of  5.824%, with a settlement date on or before January 1, 2011

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

The table incorporates only those exposures that exist as of September 30, 2010; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies, would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended September 30, 2010, that have materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of September 30, 2010, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

10.1
First Amendment to the Revolving Credit Agreement, dated as of October 28, 2010, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders as specified therein.

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

101
XBRL (Extensible Business Reporting Language). The following materials from Essex Property Trust, Inc.’s Quarterly Report on form 10-Q for the period ended September 30, 2010, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of stockholders’ equity, noncontrolling interest, and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) notes to consolidated financial statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: November 9, 2010

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)