Form 10-K
period 2010-12-31
ESSEX PROPERTY TRUST INC
filed 2011-02-25
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of February 23, 2011, 32,167,932 shares of common stock ($.0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 17, 2011.

ii

Essex Property Trust, Inc.
2010 ANNUAL REPORT ON FORM 10-K

iii

PART I

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the section, "Forward Looking Statements."  Its actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including Item 1A, Risk Factors of this Form 10-K.

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. ("Essex" or the "Company") is a Maryland corporation that operates as a self-administered and self-managed real estate investment trust ("REIT").  The Company owns all of its interest in its real estate investments directly or indirectly through Essex Portfolio, L.P. (the "Operating Partnership").  The Company is the sole general partner of the Operating Partnership and as of December 31, 2010 owns a 93.4% general partnership interest.   In this report, the Company also refers to Essex Property Trust, Inc. its Operating Partnership and the Operating Partnership's subsidiaries.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities.  As of December 31, 2010, the Company owned or held an interest in 147 apartment communities, aggregating 30,072 units, located along the West Coast, as well as five commercial buildings (totaling approximately 215,840 square feet), and two active development projects with 436 units in various stages of development (collectively, the "Portfolio").

The Company's website address is http://www.essexpropertytrust.com.  The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are available, free of charge, on its website as soon as practicable after the Company files the reports with the Securities and Exchange Commission ("SEC").

BUSINESS STRATEGIES

The following is a discussion of the Company's business strategies in regards to real estate investment and management.

Business Strategies

Research Driven Approach – The Company believes that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge.

Utilizing a proprietary research model that the Company has developed over the last two decades, the Company continually assesses markets where the Company operates, as well as markets where the Company considers future investment opportunities by evaluating the following:

•	Focus on markets in major metropolitan areas that have regional population in excess of one million;
•
Constraints on new supply driven by: (i) low availability of developable land sites where competing housing could be economically built; (ii) political growth barriers, such as protected land, urban growth boundaries, and potential lengthy and expensive development permit processes; and (iii) natural limitations to development, such as mountains or waterways;

•	Rental demand is enhanced by affordability of rents relative to costs of for-sale housing; and
•	Housing demand that is based on proximity to jobs, high median incomes, the quality of life and related commuting factors, as well as potential job growth.

Recognizing that all real estate markets are cyclical, the Company regularly evaluates the results of its regional economic, as well as its local market research, and adjusts the geographic focus of its portfolio accordingly.  The Company seeks to increase its Portfolio allocation in markets projected to have the strongest local economies and to decrease such allocations in markets projected to have declining economic conditions.  Likewise, the Company also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields.

Property Operations – The Company manages its communities by focusing on strategies that will generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation.  The Company intends to achieve this by utilizing the strategies set forth below:

•
Property Management – The Senior Vice President of Operations, Divisional Managers, Regional Portfolio Managers and Area Managers are accountable for the performance and maintenance of the communities. They supervise, provide training for the on-site managers, review actual performance against budget, monitor market trends and prepare operating and capital budgets.

•
Capital Preservation – The Executive Vice President of Asset Management and the Capital and Maintenance department are responsible for the planning, budgeting and completion of major capital improvement projects at the Company's communities.

•
Business Planning and Control – Comprehensive business plans are implemented in conjunction with every investment decision.  These plans include benchmarks for future financial performance, based on collaborative discussions between on-site managers and senior management.

•
Development and Redevelopment – The Company focuses on acquiring and developing apartment communities in supply constrained markets, and redeveloping its existing communities to improve the financial and physical aspects of the Company's communities.

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate

Acquisitions are an important component of the Company's business plan, and during 2010, the Company completed the acquisition of twelve communities totaling $584 million.  The following is a summary of its 2010 acquisitions:

1)
In March, the Company entered into a joint venture that acquired Essex Skyline at MacArthur Place, a new 349-unit high rise condominium project that is operated as an apartment community.  The property is located in Santa Ana, California and was purchased for $128 million (roughly 55% of its initial construction cost).  The property consists of two adjacent 25-story towers with floor to ceiling windows, sizeable floor plans, and each unit features Viking appliances, hardwood and tile floors, and nine to eleven foot ceilings.

2)	In June, the Company acquired Eagle Rim, a 156-unit community located in Redmond, Washington for $18.6 million.
3)	In July, the Company acquired 101 San Fernando, a 323-unit community with 9,200 square feet of retail located in downtown San Jose, California for $64.1 million.
4)	In July, the Company acquired The Commons, a 264-unit community located in Campbell, California for $42.5 million and expects to renovate parts of the property.
5)
In September, the Company acquired Bella Villagio, a 231-unit community located in San Jose, California for $54.0 million.  Each unit features granite countertops, maple cabinetry, a full-sized washer and dryer, and nine foot ceilings.

6)
In September, the Company acquired Muse, a 152-unit community under development located in the North Hollywood Arts District of Los Angeles, California for $39.1 million.  Unit amenities at the property include stainless steel appliances, a full-sized washer and dryer and walk-in closets. The community also features a rooftop pool and spa as well as a fitness center and 8,200 square feet of ground-floor retail space.

7)
In October, the Company purchased Santee Court, a 165-unit adaptive re-use community with 36,700 square feet of retail space located in downtown Los Angeles, California for $31.1 million.  Each unit was renovated in 2004 to include polished concrete floors, 14-foot ceilings, granite countertops and maple cabinetry.

8)
In October, the Company acquired Courtyard off Main, a 110-unit community with 7,500 square feet of retail located in Bellevue, Washington for $30.0 million.  The property features spacious units which include a deck and fireplace, and a fitness center and recreation room.

9)
In October, the Company acquired Allegro, a new 97-unit condominium development located in the Valley Village district of Los Angeles, California for $29.9 million that will be operated as an apartment community.  The majority of the construction of the community was complete upon acquistion and initial occupancy occurred in December 2010.  Each unit features upgraded finishes, a fireplace as well as a private patio or balcony.

10)
In November, the Company acquired Corbella at Juanita Bay, a 169-unit community located in Kirkland, Washington and bordered by the Juanita Beach Park at Lake Washington for $23.4 million.  The property was built in 1978, and the units were renovated in 2006 to include new cabinets, appliances, lighting, a full-sized washer and dryer, and a deck or patio.

11)
In December, the Company acquired Anavia, a new 250-unit condominium property that is operated as an apartment community located in Anaheim, California.  Each unit features granite countertops, cherry wood cabinetry, nine-foot ceilings, a walk-in closet and a full size washer and dryer.

12)
In December, the Company acquired 416 on Broadway, a new 115-unit condominium property that is operated as an apartment community with 8,000 square feet of retail located in Glendale, California for $43.0 million.  Each unit features granite countertops, stainless steel appliances, nine and ten foot ceilings and a washer and dryer.

Dispositions of Real Estate

As part of its strategic plan to own quality real estate in supply-constrained markets, the Company continually evaluates all the communities and sells those which no longer meet its strategic criteria.  The Company may use the capital generated from the dispositions to invest in higher-return communities or other real estate investments, repurchase the Company's common stock, or repay debts.  The Company believes that the sale of these communities will not have a material impact on its future results of operations or cash flows nor will their sale materially affect its ongoing operations. Generally, the Company seeks to have any impact of earnings dilution resulting from these dispositions offset by the positive impact of its acquisitions, development and redevelopment activities.

In 2010, the Company sold no apartment communities.

Marketable Securities

In February and October 2010, the Company purchased interests in mortgages secured by apartments for $16.9 and $23.0 million, respectively, which are estimated to yield an 11.0% and 10.4% return, respectively, over the expected 10-year duration of the loan portfolios.

During the year ended December 31, 2010, the Company sold $99.6 million of marketable securities for a gain of $12.4 million.

Development Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2010, the Company had two development projects comprised of 436 units for an estimated cost of $170.9 million, of which $53.6 million remains to be expended.

The following table sets forth information regarding the Company's consolidated development pipeline:

			As of 12/31/10 ($ in millions)
Development Pipeline	Location	Units	Incurred Project Cost	Estimated Remaining Cost	Estimated Project Cost(1)	Projected Stabilization
Development Projects
Muse	North Hollywood, CA	152	$40.0	$5.8	$45.8	Sep-11
Via	Sunnyvale, CA	284	77.3	47.8	125.1	Sep-12
		436	117.3	53.6	170.9
Predevelopment projects	various	1,126	82.0	-	82.0	-
Land held for future development or sale	various	251	18.2	-	18.2	-
Development Pipeline		1,813	$217.5	$53.6	$271.1

(1)	Includes incurred costs and estimated costs to complete these development projects.

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2010, the Company had three development projects aggregating 1,126 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2010 was $82.0 million.   The Company may also acquire land for future development purposes or sale.   The Company had incurred $18.2 million in costs related to land held for future development or sale aggregating 251 units as of December 31, 2010.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2010, the Company had ownership interests in four redevelopment communities aggregating 1,032 apartment units with estimated redevelopment costs of $64.2 million, of which approximately $31.8 million remains to be expended.

Mortgage Debt Transactions

During 2010, the Company paid-off mortgage loans totaling $242.2 million with an average interest rate of 7.3%, and obtained fixed rate secured mortgage loans totaling $440.6 million for an average interest rate of 4.9%.  In conjunction with obtaining the new mortgage loans the Company settled $355.0 million of forward-starting swap contracts which increased the average effective interest rate of the new mortgage loans to 6.4%.

Lines of Credit

In the fourth quarter, the Company amended the borrowing capacity of the $200 million unsecured line of credit facility to $275 million with an accordion option to $350 million and adjusted the interest rate from LIBOR + 3.0% to LIBOR + 2.4%.  This facility matures in December 2011 with two one-year extensions, exercisable by the Company.

Equity and Noncontrolling Interest Transactions

During 2010, the Company issued 2.4 million shares of common stock at an average share price of $108.39 for $251.4 million, net of fees and commissions.  The Company used the net proceeds from the stock offerings to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes.

ESSEX APARTMENT VALUE FUND II

Essex Apartment Value Fund II, L.P. ("Fund II") is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment, and property and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company's targeted West Coast markets and, as of December 31, 2010, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

OFFICES AND EMPLOYEES

The Company is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California and Bellevue, Washington.  As of December 31, 2010, the Company had 1,039 employees.

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

COMPETITION

There are numerous housing alternatives that compete with the Company's communities in attracting residents.  These include other apartment communities, and single-family homes.  The communities also compete for residents with new and existing condominiums.  If the demand for the Company's communities is reduced or if competitors develop and/or acquire competing housing on a more cost-effective basis, rental rates and occupancy may drop which may have a material adverse affect on the Company's financial condition and results of operations.

The Company faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities.  Some competitors are larger and have greater financial resources than the Company.  This competition may result in increased costs of apartment communities the Company acquires and or develops.

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2011.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect its plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

See the discussion under the caption, "The Company's Portfolio may have unknown environmental liabilities" in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on its operations.

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

The Company invests primarily in apartment communities that are located in predominantly coastal markets within Southern California, the San Francisco Bay Area, and the Seattle metropolitan area. The Company currently intends to continue to invest in apartment communities in such regions.  However, these practices may be reviewed and modified periodically by management.

Item 1A. Risk Factors

The Company's business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

The Company depends on its key personnel.   The Company's success depends on its ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of any of the Company's key personnel could have an adverse effect on the Company.

Capital and credit market conditions may affect the Company's access to sources of capital and/or the cost of capital, which could negatively affect the Company's business, results of operations, cash flows and financial condition.  In recent years, the Company's financing activities have been impacted by the instability and tightening in the credit markets which has led to an increase in spreads and pricing of secured debt, unsecured debt, and lines of credit.  The Company's strong balance sheet, the debt capacity available on the unsecured line of credit with a bank group and the secured line of credit with Freddie Mac, and access to Fannie Mae and Freddie Mac secured debt financing have provided some insulation to the Company from the turmoil experienced by many other real estate companies.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  Continued turmoil in the capital markets and further job losses could negatively impact the Company's ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates.

Debt financing has inherent risks.  At December 31, 2010, the Company had approximately $2.26 billion of indebtedness (including $695.2 million of variable rate indebtedness, of which $191.9 million is subject to interest rate protection agreements).  The Company is subject to the risks normally associated with debt financing, including the following:

•	cash flow may not be sufficient to meet required payments of principal and interest;
•	inability to refinance maturing indebtedness on encumbered apartment communities;
•	inability to comply with debt covenants could cause an acceleration of the maturity date; and
•	repaying debt before the scheduled maturity date could result in prepayment penalties.

The Company may not be able to refinance such mortgage indebtedness or lines of credit.  The communities subject to these mortgages could be foreclosed upon or otherwise transferred to the lender.  This could cause the Company to lose income and asset value.  The Company may be required to refinance the debt at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness.

Debt financing of communities may result in insufficient cash flow to service debt.  Where appropriate, the Company intends to continue to use leverage to increase the rate of return on the Company's investments and to provide for additional investments that the Company could not otherwise make.  There is a risk that the cash flow from the communities will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code.  The Company may obtain additional debt financing in the future through mortgages on some or all of the communities.  These mortgages may be recourse, non-recourse, or cross-collateralized.

As of December 31, 2010, the Company had 81 of its 132 consolidated communities encumbered by debt.  Of the 81 communities, 63 are secured by deeds of trust relating solely to those communities.  With respect to the remaining 18 communities, there are 2 cross-collateralized mortgages secured by 11 and 7 communities, respectively.  The holders of this indebtedness will have rights with respect to these communities and lenders may seek foreclosure of communities which would reduce the Company's income and net asset value.

Rising interest rates may affect the Company's costs of capital and financing activities and results of operation.  Interest rates could increase rapidly, which could result in higher interest expense on the Company's variable rate indebtedness.  Prolonged interest rate increases could negatively impact the Company's ability to make acquisitions and develop apartment communities with positive economic returns on investment and the Company's ability to refinance existing borrowings.

Interest rate hedging arrangements may result in losses.   Periodically, the Company has entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so.  Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to the Company if interest rates decline.  If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other.  Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks.  In order to minimize counterparty credit risk, the Company's policy is to enter into hedging arrangements only with A-rated financial institutions.

Bond compliance requirements may limit income from certain communities.   At December 31, 2010, the Company had approximately $213.3 million of variable rate tax-exempt financing relating to the following apartment communities: Inglenook Court, Wandering Creek, Boulevard, Huntington Breakers, Camarillo Oaks, Fountain Park, Anchor Village, Hidden Valley and Belmont Station.  This tax-exempt financing subjects these communities to certain deed restrictions and restrictive covenants.  The Company expects to engage in tax-exempt financings in the future.  The Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes.  The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government.  In addition to federal requirements, certain state and local authorities may impose additional rental restrictions.  These restrictions may limit income from the tax-exempt financed communities if the Company is required to lower rental rates to attract residents who satisfy the median income test.  If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

General real estate investment risks may adversely affect property income and values.   Real estate investments are subject to a variety of risks.  The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred.  If the communities do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to stockholders will be adversely affected.  Income from the communities may be further adversely affected by, among other things, the following factors:

•	the general economic climate;
•	local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;
•	the attractiveness of the communities to tenants;
•	competition from other available housing; and
•	the Company's ability to provide for adequate maintenance and insurance.

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

National and regional economic environments can negatively impact the Company's operating results.  During recent years, a confluence of factors has resulted in job losses, turmoil and volatility in the capital markets, and caused a national and global recession.  The Company's forecast for the national economy assumes the return of growth, with estimated gross domestic product growth of the national economy and the economies of the western states.  In the event of another recession, the Company could incur continued reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses.

Inflation/Deflation may affect rental rates and operating expenses. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.

Acquisitions of communities may fail to meet expectations.  The Company intends to continue to acquire apartment communities.  However, there are risks that acquisitions will fail to meet the Company's expectations.  The Company's estimates of future income, expenses and the costs of improvements or redevelopment that is necessary to allow the Company to market an acquired apartment community as originally intended may prove to be inaccurate.  The Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by the Company.  The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company's existing stockholders.  If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to secure further lines of credit for new development or such lines of credit may be not available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.   The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received.  The Company's development and redevelopment activities generally entail certain risks, including the following:

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

These risks may reduce the funds available for distribution to the Company's stockholders.  Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor "General real estate investment risks may adversely affect property income and values."

The geographic concentration of the Company's communities and fluctuations in local markets may adversely impact the Company's financial condition and operating results.  The Company generated significant amounts of rental revenues for the year ended December 31, 2010, from the Company's communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2010, 81% of the Company's rental revenues were generated from communities located in California.  This geographic concentration could present risks if local property market performance falls below expectations. The economic condition of these markets could affect occupancy, property revenues, and expenses, from the communities and their underlying asset values.  The financial results of major local employers also may impact the cash flow and value of certain of the communities.  This could have a negative impact on the Company's financial condition and operating results, which could affect the Company's ability to pay expected dividends to its stockholders.

Competition in the apartment community market may adversely affect operations and the rental demand for the Company's communities.  There are numerous housing alternatives that compete with the Company's communities in attracting residents.  These include other apartment communities and single-family homes that are available for rent in the markets in which the communities are located.  If the demand for the Company's communities is reduced or if competitors develop and/or acquire competing apartment communities on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on the Company's financial condition and results of operations.  The Company also faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities.  This competition may result in an increase in costs and prices of apartment communities that the Company acquires and/or develops.

The price per share of the Company's stock may fluctuate significantly.  The market price per share of the Company's common stock may fluctuate significantly in response to many factors, including; without limitation:

•	regional, national and global economic conditions;
•	actual or anticipated variations in the Company's quarterly operating results or dividends;
•	changes in the Company's funds from operations or earnings estimates;
•	issuances of common stock, preferred stock or convertible debt securities;
•	publication of research reports about the Company or the real estate industry;
•
the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate based companies);

•
general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of the Company's stock to demand a higher annual yield from dividends;

•	availability to credit markets and cost of credit;
•	a change in analyst ratings or the Company's credit ratings; and
•	terrorist activity may adversely affect the markets in which the Company's securities trade, possibly increasing market volatility and causing erosion of business and consumer confidence and spending.
•	Natural disasters such as earthquakes

Many of the factors listed above are beyond the Company's control.  These factors may cause the market price of shares of the Company's common stock to decline, regardless of the Company's financial condition, results of operations, or business prospects.

The Company's future issuances of common stock, preferred stock or convertible debt securities could adversely affect the market price of the Company's common stock.  In order to finance the Company's acquisition and development activities, the Company has issued and sold common stock, preferred stock and convertible debt securities.  For example, during 2010 and 2009, the Company issued and sold 2.4 million and 2.7 million shares of common stock for $251.4 million and $198.5 million, net of fees and commissions, respectively.  The Company may in the future sell further shares of common stock, including pursuant to its equity distribution programs with Cantor Fitzgerald & Co., KeyBanc Capital Markets Inc., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc.

In 2010, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus.  Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.

The Company's Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest.   The Company's Chairman, George M. Marcus is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments.  He is the Chairman of The Marcus & Millichap Company ("TMMC"), which is a holding company for certain real estate brokerage and services companies.  TMMC has an interest in Pacific Property Company, a company that invests in apartment communities.

Mr. Marcus has agreed not to divulge any information that may be received by him in his capacity as Chairman of the Company to any of his affiliated companies and that he will abstain his vote on any and all resolutions by the Company Board of Directors regarding any proposed acquisition and/or development of an apartment community where it appears that there may be a conflict of interest with any of his affiliated companies.  Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which competition may be detrimental to the Company.  In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Company's stockholders.

The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock.  As of December 31, 2010, George M. Marcus, the Chairman of the Company's Board of Directors, wholly or partially owned 1.6 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 4.7% of the outstanding shares of the Company's common stock. Mr. Marcus currently does not have majority control over the Company.  However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions.  Consequently, his influence could result in decisions that do not reflect the interests of all the Company's stockholders.

Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for any amendment of the agreement and for certain extraordinary actions.  Through their ownership of limited partnership interests and their positions with the Company, the Company's directors and executive officers, including Mr. Marcus, have substantial influence on the Company.  Consequently, their influence could result in decisions that do not reflect the interests of all stockholders.

The voting rights of preferred stock may allow holders of preferred stock to impede actions that otherwise benefit holders of common stock. Essex currently has outstanding shares of 7.8125% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock"). Also, under certain circumstances, the Operating Partnership's Series B Preferred Units (as defined in the second amended and restated partnership agreement for the Operating Partnership) are convertible into shares of Series B Preferred Stock of Essex.  In general, the holders of the Company's outstanding shares of preferred stock do not have any voting rights. However, if full distributions are not made on any outstanding preferred stock for six quarterly distributions periods, the holders of preferred stock who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on the Company's Board of Directors.

These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the preferred stock have been paid in full. At that time, the holders of the preferred stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates. While any shares of the Company's preferred stock are outstanding, the Company may not, without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock, each voting separately as a single class:

•
authorize or create any class or series of stock that ranks senior to such preferred stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of the Company's business;

•
amend, alter or repeal the provisions of the Company's Charter or Bylaws, including by merger or consolidation, that would materially and adversely affect the rights of such series of preferred stock; or

•
in the case of the preferred stock into which the preferred units are exchangeable, merge or consolidate with another entity or transfer substantially all of its assets to another entity, except if such preferred stock remains outstanding with the surviving entity and has the same terms and in certain other circumstances.

These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions that would otherwise benefit the holders of the Company's common stock.

The redemption rights of the Series B preferred units and Series F preferred stock may be detrimental to holders of the Company's common stock.  Upon the occurrence of one of the following events, the terms of the Operating Partnership's Series B Preferred Units require it to redeem all of such units and the terms of the Company's Series F Preferred Stock provide the holders of the majority of the outstanding Series F Preferred Stock the right to require the Company to redeem all of such stock:

•	the Company completes a "going private" transaction and its common stock is no longer registered under the Securities Exchange Act of 1934, as amended;
•	the Company completes a consolidation or merger or sale of substantially all of its assets and the surviving entity's debt securities do not possess an investment grade rating;
•	the Company fails to qualify as a REIT.

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

The Maryland business combination law may not allow certain transactions between the Company and its affiliates to proceed without compliance with such law.  Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock.  The law also requires a supermajority stockholder vote for such transactions. This means that the transaction must be approved by at least:

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

Anti-takeover provisions contained in the Operating Partnership agreement, charter, bylaws, and certain provisions of Maryland law could delay, defer or prevent a change in control.  While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on the Company's ability to act with respect to the Operating Partnership.  Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for the Company's stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the Company's stockholders.  The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company's general partner interest in the Operating Partnership to another entity.  Such limitations on the Company's ability to act may result in the Company's being precluded from taking action that the Board of Directors believes is in the best interests of the Company's stockholders.  As of December 31, 2010, the limited partners held or controlled approximately 6.6% of the outstanding units of partnership interest in the Operating Partnership, allowing such actions to be blocked by the limited partners.

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

The Company's Charter contains other provisions that may delay, defer or prevent a transaction or a change in control that might be in the best interest of the Company's stockholders.  The Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control.  For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of common stock and limit the opportunity for stockholders to receive a premium for their shares of common stock.

The Maryland General Corporations Law restricts the voting rights of shares deemed to be "control shares."   Under the Maryland General Corporations Law, "control shares" are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges.  Although the Bylaws exempt the Company from the control share provisions of the Maryland General Corporations Law, the Board of Directors may amend or eliminate the provisions of the Bylaws at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporations Law not only to control shares which may be acquired in the future, but also to control shares previously acquired.  If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporations Law could delay, defer or prevent a transaction or change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company's stockholders.

The Company's Charter and bylaws also contain other provisions that may impede various actions by stockholders without approval of the Company's board of directors, which in turn may delay, defer or prevent a transaction, including a change in control.  Those provisions include:

•
the Company's directors have terms of office of three years and the board of directors is divided into three classes with staggered terms; as a result, less than a majority of directors are up for re-election to the board in any one year;

•	directors may be removed, without cause, only upon a two-thirds vote of stockholders, and with cause, only upon a majority vote of stockholders;
•	the Company's board can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors;
•	stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders' meeting; and
•	for stockholders to call a special meeting, the meeting must be requested by not less than a majority of all the votes entitled to be cast at the meeting.

The Company's joint ventures and joint ownership of communities and partial interests in corporations and limited partnerships could limit the Company's ability to control such communities and partial interests.   Instead of purchasing apartment communities directly, the Company has invested and may continue to invest in joint ventures.  Joint venture partners often have shared control over the operation of the joint venture assets.  Therefore, it is possible that a joint venture partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company's business interests or goals, or be in a position to take action contrary to the Company's instructions or requests, or its policies or objectives.  Consequently, a joint venture partners' actions might subject property owned by the joint venture to additional risk.  Although the Company seeks to maintain sufficient influence over any joint venture to achieve its objectives, the Company may be unable to take action without its joint venture partners' approval, or joint venture partners could take actions binding on the joint venture without its consent.   Should a joint venture partner become bankrupt, the Company could become liable for such partner's share of joint venture liabilities.

From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing, financing, or managing real property.  In certain circumstances, the Operating Partnership's interest in a particular entity may be less than a majority of the outstanding voting interests of that entity.  Therefore, the Operating Partnership's ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership's objectives.  The Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity.  The Company has, and in the future may, enter into transactions that could require the Company to pay the tax liabilities of partners, which contribute assets into joint ventures or the Operating Partnership, in the event that certain taxable events, which are within the Company's control, occur.  Although the Company plans to hold the contributed assets or defer recognition of gain on sale pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code, the Company can provide no assurance that the Company will be able to do so and if such tax liabilities were incurred they can expect to have a material impact on its financial position.

There are risks that Fund II may operate in ways that may adversely impact the Company's interests.  The Company is the general partner of Fund II, and with Fund II there are the following risks:

•	the Company's partners in Fund II might remove the Company as the general partner of Fund II;
•	the Company's partners in Fund II might have economic or business interests or goals that are inconsistent with the Company's business interests or goals; or
•	the Company's partners in Fund II might fail to approve decisions regarding Fund II that are in the Company's best interest.

Investments in mortgages and other real estate securities could affect the Company's ability to make distributions to stockholders.  The Company may invest in securities related to real estate, which could adversely affect the Company's ability to make distributions to stockholders.  The Company may purchase securities issued by entities which own real estate and invest in mortgages or unsecured debt obligations.  These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed.  In general, investments in mortgages include the following risks:

•	that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses;
•	the borrower may not pay indebtedness under the mortgage when due, requiring the Company to foreclose, and the amount recovered in connection with the foreclosure may be less than the amount owed;
•	that interest rates payable on the mortgages may be lower than the Company's cost of funds; and
•	in the case of junior mortgages, that foreclosure of a senior mortgage could eliminate the junior mortgage.

If any of the above were to occur, cash flows from operations and the Company's ability to make expected dividends to stockholders could be adversely affected.

Compliance with laws benefiting disabled persons may require the Company to make significant unanticipated expenditures or impact the Company's investment strategy. A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction.  Legislation or regulations adopted in the future may impose further burdens or restrictions on the Company with respect to improved access by disabled persons.  The costs of compliance with these laws and regulations may be substantial.

The Company's Portfolio may have unknown environmental liabilities.   Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in, to or migrating from such property.  Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral.  Persons exposed to such substances, either through soil vapor or ingestion of the substances may claim personal injury damages.  Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of apartment communities for personal injury associated with ACMs.  In connection with the ownership (direct or indirect), operation, management and development of apartment communities, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

Investments in real property create a potential for environmental liabilities on the part of the owner of such real property.  The Company carries certain limited insurance coverage for this type of environmental risk.  The Company has conducted environmental studies which revealed the presence of groundwater contamination at certain communities.  Such contamination at certain of these apartment communities was reported to have migrated on-site from adjacent industrial manufacturing operations.  The former industrial users of the communities were identified as the source of contamination.  The environmental studies noted that certain communities are located adjacent to possible down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such apartment communities.  The environmental studies also noted that at certain of these apartment communities, contamination existed because of the presence of underground fuel storage tanks, which have been removed.  In general, in connection with the ownership, operation, financing, management and development of apartment communities The Company may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities.  The Company may also be subject to governmental fines and costs related to injuries to persons and property.

There have been a number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.  As of December 31, 2010, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

California has enacted legislation commonly referred to as "Proposition 65" requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including tobacco smoke.  Although the Company has sought to comply with Proposition 65 requirements, the Company cannot assure you that the Company will not be adversely affected by litigation relating to Proposition 65.

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

The Company may incur general uninsured losses.  The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses for terrorism or earthquake, for which the Company does not have insurance coverage.  Substantially all of the communities are located in areas that are subject to earthquake activity.  In January 2007, the Company canceled its then existing earthquake policy and established a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI").  Through PWI, the Company is self-insured as it relates to earthquake related losses.  Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company's property level insurance claims per incident.

Although the Company may carry insurance for potential losses associated with its communities, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material.  In the event of a substantial loss, insurance coverage may not be able to cover the full replacement cost of the Company's lost investment, or the insurance carrier may become insolvent and not be able to cover the full amount of the insured losses.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect the Company's ability to replace or renovate an apartment community after it has been damaged or destroyed.

Changes in real estate tax and other laws may adversely affect the Company's results of operations.  Generally the Company does not directly pass through costs resulting from changes in real estate tax laws to residential property tenants.  The Company also does not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders.  Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on apartment communities or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated decrease in revenue or increase in expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.

Changes in the Company's financing policy may lead to higher levels of indebtedness.  The Company has adopted a policy of maintaining a limit on debt financing consistent with the existing covenants required to maintain the Company's unsecured line of credit bank facility.  The Company's organizational documents do not limit the amount or percentage of indebtedness that may be incurred.  If the Company changed this policy, the Company could incur more debt, resulting in an increased risk of default on the Company's obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect the Company's financial condition and results of operations.  Such increased debt could exceed the underlying value of the communities.

The Company is subject to various tax risks.  The Company has elected to be taxed as a REIT under the Internal Revenue Code. The Company's qualification as a REIT requires it to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company's control. Although the Company intends that its current organization and method of operation enables it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future.  Future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely affect the Company's ability to qualify as a REIT or adversely affect the Company's stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on the Company's taxable income at corporate rates, and the Company would not be allowed to deduct dividends paid to its shareholders in computing its taxable income.  The Company may also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify.  The additional tax liability would reduce its net earnings available for investment or distribution to stockholders, and the Company would no longer be required to make distributions to its stockholders.  Even if the Company continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on the Company's income and property.

The Company has established several taxable REIT subsidiaries ("TRSs").  Despite its qualification as a REIT, the Company's TRSs must pay U.S. federal income tax on their taxable income.  While the Company will attempt to ensure that its dealings with its TRSs do not adversely affect its REIT qualification, it cannot provide assurance that it will successfully achieve that result.  Furthermore, it may be subject to a 100% penalty tax, or its TRSs may be denied deductions, to the extent its dealings with its TRSs are not deemed to be arm's length in nature.  No assurances can be given that the Company's dealings with its TRSs will be arm's length in nature.

From time to time, the Company may transfer or otherwise dispose of some of its Properties.  Under the Internal Revenue Code, any gain resulting from transfers of Properties that the Company holds as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax.  Since the Company acquires properties for investment purposes, it does not believe that its occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction.  The Internal Revenue Service may contend that certain transfers or disposals of properties by the Company are prohibited transactions.  If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction and the Company's ability to retain future gains on real property sales may be jeopardized.  Income from a prohibited transaction might adversely affect the Company's ability to satisfy the income tests for qualification as a REIT for U.S. federal income tax purposes. Therefore, no assurances can be given that the Company will be able to satisfy the income tests for qualification as a REIT.

The U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers is at a reduced rate of 15% (until December 31, 2012).  It is uncertain whether this reduced rate will be continued beyond the scheduled expiration date.  Dividends paid by REITs to individuals and other non-corporate stockholders are not eligible for the reduced 15% rate, however.  This may cause investors to view REIT investments to be less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including the Company's stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's Portfolio as of December 31, 2010 (including communities owned by Fund II) was comprised of 147 apartment communities (comprising 30,072 apartment units), of which 14,173 units are located in Southern California, 9,271 units are located in the San Francisco Bay Area, and 6,628 units are located in the Seattle metropolitan area.  The Company's apartment communities accounted for 93.9% of the Company's revenues for the year ended December 31, 2010.

Occupancy Rates

The Company's average financial occupancies for the Company's stabilized apartment communities or "2010/2009 Same-Properties" (stabilized properties consolidated by the Company for the years ended December 31, 2010 and 2009) remained consistent at 97.0% for 2010 and 2009.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  When calculating actual rents for occupied units and market rents for vacant units, delinquencies and concessions are not taken into account.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.   The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to the Company's calculation of financial occupancy.  Market rates are determined using a variety of factors such as effective rental rates at the property based on recently signed leases and asking rates for comparable properties in the market.  The recently signed effective rates at the property are used as the starting point in the determination of the market rates of vacant units.  The Company then increases or decreases these rates based on the supply and demand in the apartment community's market.  The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market.

For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric.  While an apartment community is in the lease-up phase, the Company's primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy which is based on contractual revenue is not considered the best metric to quantify occupancy.

Apartment Communities

The Company's apartment communities are primarily suburban garden-style apartment communities and town homes comprising multiple clusters of two and three-story buildings situated on three to fifteen acres of land.  As of December 31, 2010, the Company's apartment communities include 110 garden-style, 33 mid-rise, and 4 high-rise apartment communities.  The apartment communities have an average of approximately 205 units, with a mix of studio, one, two and some three-bedroom units.  A wide variety of amenities are available at the Company's communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, volleyball and playground areas and tennis courts.

The Company selects, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company's ability to retain tenants:

•	located near employment centers;
•	attractive communities that are well maintained; and
•	proactive customer service approach.

Commercial Buildings

The Company's corporate headquarters is located in two office buildings with approximately 31,900 square feet located at 925/935 East Meadow Drive, Palo Alto, California.  The Company also owns an office building in Woodland Hills, California, comprised of approximately 38,940 square feet, of which the Company occupies approximately 11,500 square feet at December 31, 2010.  The Company owns an office building with approximately 110,000 square feet located in Irvine, California, of which the Company occupies approximately 7,150 square feet at December 31, 2010.  The Company owns Essex-Hollywood, a 35,000 square foot commercial building as a future development site that is currently 100% leased as a production studio.

The following tables describe the Company's Portfolio as of December 31, 2010. The first table describes the Company's apartment communities and the second table describes the Company's other real estate assets.   (See Note 7 of the Company's consolidated financial statements for more information about the Company's secured mortgage debt and Schedule III for a list of secured mortgage loans related to the Company's Portfolio.)

Apartment Communities (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Southern California
Alpine Country	Alpine, CA	108	81,900	1986	2002	96%
Alpine Village	Alpine, CA	301	254,400	1971	2002	97%
Anavia	Anaheim, CA	250	312,343	2009	2010	100%
Barkley, The(3)(4)	Anaheim, CA	161	139,800	1984	2000	97%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	97%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	96%
Camino Ruiz Square	Camarillo, CA	160	105,448	1990	2006	98%
Cielo (5)	Chatsworth, CA	119	125,400	2009	2009	96%
Cambridge	Chula Vista, CA	40	22,100	1965	2002	97%
Woodlawn Colonial	Chula Vista, CA	159	104,500	1974	2002	95%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	97%
Parcwood(5)	Corona, CA	312	270,000	1989	2004	95%
Tierra del Sol/Norte	El Cajon, CA	156	117,000	1969	2002	97%
Regency at Encino	Encino, CA	75	78,487	1989	2009	95%
Valley Park(6)	Fountain Valley, CA	160	169,700	1969	2001	95%
Capri at Sunny Hills(6)	Fullerton, CA	100	128,100	1961	2001	96%
Wilshire Promenade	Fullerton, CA	149	128,000	1992	1997	96%
Montejo(6)	Garden Grove, CA	124	103,200	1974	2001	97%
CBC Apartments	Goleta, CA	148	91,538	1962	2006	97%
Chimney Sweep Apartments	Goleta, CA	91	88,370	1967	2006	98%
416 on Broadway	Glendale, CA	115	126,782	2009	2010	100%
Hampton Court	Glendale, CA	83	71,500	1974	1999	97%
Hampton Place	Glendale, CA	132	141,500	1970	1999	97%
Devonshire	Hemet, CA	276	207,200	1988	2002	94%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	97%
Axis 2300	Irvine, CA	115	170,714	2010(7)	2010	85%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	97%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	98%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	96%
Pathways	Long Beach, CA	296	197,700	1975(8)	1991	96%
Belmont Station	Los Angeles, CA	275	225,000	2008	2008	97%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	96%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	96%
Kings Road	Los Angeles, CA	196	132,100	1979(9)	1997	98%
Marbella, The	Los Angeles, CA	60	50,108	1991	2005	97%
Park Place	Los Angeles, CA	60	48,000	1988	1997	96%
Renaissance, The(5)	Los Angeles, CA	168	154,268	1990(10)	2006	97%
Santee Court	Los Angeles, CA	165	132,040	2004	2010	90%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	96%
Marina City Club(11)	Marina Del Rey, CA	101	127,200	1971	2004	97%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	96%
Mira Monte	Mira Mesa, CA	355	262,600	1982(12)	2002	97%
Hillcrest Park	Newbury Park, CA	608	521,900	1973	1998	97%
Fairways(13)	Newport Beach, CA	74	107,100	1972	1999	97%
Country Villas	Oceanside, CA	180	179,700	1976	2002	96%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	96%
Mariners Place	Oxnard, CA	105	77,200	1987	2000	98%
Monterey Villas	Oxnard, CA	122	122,100	1974	1997	96%
Tierra Vista	Oxnard, CA	404	387,100	2001	2001	98%
Monterra del Mar	Pasadena, CA	123	74,400	1972	1997	97%
Monterra del Rey	Pasadena, CA	84	73,100	1972	1999	99%
Monterra del Sol	Pasadena, CA	85	69,200	1972	1999	98%
Villa Angelina(6)	Placentia, CA	256	217,600	1970	2001	97%

						(continued)

Apartment Communities (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Southern California (continued)
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	97%
Highridge(6)	Rancho Palos Verdes, CA	255	290,200	1972(14)	1997	95%
Bluffs II, The	San Diego, CA	224	126,700	1974	1997	98%
Summit Park	San Diego, CA	300	229,400	1972	2002	97%
Vista Capri - North	San Diego, CA	106	51,800	1975	2002	97%
Brentwood(6)	Santa Ana, CA	140	154,800	1970	2001	98%
Essex Skyline at MacArthur Place (15)	Santa Ana, CA	349	512,791	2008(7)	2010	63%
Treehouse(6)	Santa Ana, CA	164	135,700	1970	2001	97%
Hope Ranch Collection	Santa Barbara, CA	108	126,700	1965&73	2007	97%
Hidden Valley(16)	Simi Valley, CA	324	310,900	2004	2004	96%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	97%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	96%
Coldwater Canyon	Studio City, CA	39	34,125	1979	2007	97%
Studio 40-41 (5)	Studio City, CA	149	127,238	2009	2009	97%
Allegro	Valley Village, CA	97	127,812	2010(7)	2010	8%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971	1997	96%
Pinehurst(17)	Ventura, CA	28	21,200	1973	2004	100%
Woodside Village	Ventura, CA	145	136,500	1987	2004	98%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	97%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970(18)	1997	98%
		14,173	12,335,464			96%
Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974	2006	99%
Carlmont Woods(5)	Belmont, CA	195	107,200	1971	2004	98%
Davey Glen(5)	Belmont, CA	69	65,974	1962	2006	98%
Fourth and U	Berkley, CA	171	146,255	2010	2010	97%
Commons, The	Campbell, CA	264	153,168	1973	2010	96%
Pointe at Cupertino, The	Cupertino, CA	116	135,200	1963	1998	98%
Harbor Cove(5)	Foster City, CA	400	306,600	1971	2004	97%
Stevenson Place	Fremont, CA	200	146,200	1971	1983	97%
Boulevard	Fremont, CA	172	131,200	1978(19)	1996	97%
City View	Hayward, CA	572	462,400	1975(20)	1998	96%
Alderwood Park(5)	Newark, CA	96	74,624	1987	2006	99%
Bridgeport	Newark, CA	184	139,000	1987(21)	1987	98%
The Grand	Oakland, CA	238	205,026	2009	2009	97%
Regency Towers(5)	Oakland, CA	178	140,900	1975(22)	2005	95%
San Marcos	Richmond, CA	432	407,600	2003	2003	97%
Mt. Sutro	San Francisco, CA	99	64,000	1973	2001	97%
101 San Fernando	San Jose, CA	323	296,078	2001	2010	96%
Bella Villagio	San Jose, CA	231	227,511	2004	2010	96%
Carlyle, The	San Jose, CA	132	129,200	2000	2000	97%
Enclave, The(5)	San Jose, CA	637	525,463	1998	2005	97%
Esplanade	San Jose, CA	278	279,000	2002	2004	97%
Waterford, The	San Jose, CA	238	219,600	2000	2000	97%
Hillsdale Garden	San Mateo, CA	697	611,505	1948	2006	98%
Bel Air	San Ramon, CA	462	391,000	1988/2000(23)	1997	97%
Canyon Oaks	San Ramon, CA	250	237,894	2005	2007	98%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	99%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005	2007	98%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	99%
Le Parc Luxury Apartments	Santa Clara, CA	140	113,200	1975	1994	97%
Marina Cove(24)	Santa Clara, CA	292	250,200	1974(25)	1994	97%
Chestnut Street	Santa Cruz, CA	96	87,640	2002	2008	96%
Harvest Park	Santa Rosa, CA	104	116,628	2004	2007	97%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1997	99%
Brookside Oaks(6)	Sunnyvale, CA	170	119,900	1973	2000	96%
Magnolia Lane(26)	Sunnyvale, CA	32	31,541	2001	2007	99%
Montclaire, The	Sunnyvale, CA	390	294,100	1973(27)	1988	97%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	99%
Thomas Jefferson(6)	Sunnyvale, CA	156	110,824	1969	2007	99%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	99%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	96%
Tuscana	Tracy, CA	30	29,088	2007	2007	95%
		9,271	7,877,730			97%
						(continued)

Apartment Communities (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Seattle, Washington Metropolitan Area
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	96%
Courtyard off Main	Bellevue, WA	110	108,388	2000	2010	90%
Emerald Ridge-North	Bellevue, WA	180	144,000	1987	1994	97%
Foothill Commons	Bellevue, WA	388	288,300	1978(28)	1990	98%
Palisades, The	Bellevue, WA	192	159,700	1977(29)	1990	97%
Sammamish View	Bellevue, WA	153	133,500	1986(30)	1994	98%
Woodland Commons	Bellevue, WA	236	172,300	1978(31)	1990	98%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	96%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	96%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	97%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	98%
Highlands at Wynhaven	Issaquah, WA	333	424,674	2000	2008	97%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999	1999	98%
Wandering Creek	Kent, WA	156	124,300	1986	1995	98%
Bridle Trails	Kirkland, WA	108	99,700	1986(32)	1997	97%
Corbella at Juanita Bay	Kirkland, WA	169	103,339	1978	2010	95%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	97%
Laurels at Mill Creek, The	Mill Creek, WA	164	134,300	1981	1996	98%
Morning Run(5)	Monroe, WA	222	221,786	1991	2005	97%
Anchor Village(6)	Mukilteo, WA	301	245,900	1981	1997	97%
Castle Creek	Newcastle, WA	216	191,900	1997	1997	97%
Eagle Rim	Redmond, WA	157	138,916	1986	2010	90%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	97%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	97%
Forest View	Renton, WA	192	182,500	1998	2003	97%
Cairns, The	Seattle, WA	100	70,806	2006	2007	98%
Eastlake 2851(5)	Seattle, WA	133	234,086	2008	2008	97%
Fountain Court	Seattle, WA	320	207,000	2000	2000	97%
Joule	Seattle, WA	295	191,109	2010	2010	97%
Linden Square	Seattle, WA	183	142,200	1994	2000	96%
Tower @ 801(5)	Seattle, WA	173	118,500	1970	2005	96%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	97%
Echo Ridge(5)	Snoqualmie, WA	120	124,359	2000	2005	100%
		6,628	5,837,363			95%
Total/Weighted Average		30,072	26,050,557			97%

Other real estate assets(1)	Location	Tenants	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Office Buildings
925 / 935 East Meadow Drive(33)	Palo Alto, CA	1	31,900	1988 / 1962	1997 / 2007	100%
6230 Sunset Blvd(34)	Los Angeles, CA	1	35,000	1938	2006	100%
17461 Derian Ave(35)	Irvine, CA	8	110,000	1983	2000	100%
22110-22120 Clarendon Street(36)	Woodland Hills, CA	9	38,940	1982	2001	86%
Total Office Buildings		19	215,840			96%

Footnotes to the Company's Portfolio Listing as of December 31, 2010

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.
(2)
For apartment communities, occupancy rates are based on financial occupancy for the year ended December 31, 2010; for the commercial buildings or properties which have not yet stabilized, or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2009.  For an explanation of how financial occupancy and physical occupancy are calculated, see "Properties-Occupancy Rates" in this Item 2.

(3)
The Company has a 30% special limited partnership interest in the entity that owns this apartment community. This investment was made under arrangements whereby Essex Management Corporation ("EMC") became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash.  Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's common stock in satisfaction of the applicable partnership's cash redemption obligation.

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

(7)	The Company completed development of the property in 2010 and is currently in lease-up.
(8)	The Company is in the process of performing a $10.8 million redevelopment.
(9)	The Company completed a $6.2 million redevelopment in 2007.
(10)	Fund II completed a $5.3 million redevelopment in 2008.
(11)	This community is subject to a ground lease, which, unless extended, will expire in 2067.
(12)	The Company completed a $6.1 million redevelopment in 2007.
(13)	This community is subject to a ground lease, which, unless extended, will expire in 2027.
(14)	The Company is in the process of performing a $16.6 million redevelopment.
(15)	Company has a 50% interest in this community which is accounted for under the equity method.
(16)	The Company and EMC have a 74.0% and a 1% member interest, respectively.
(17)	The community is subject to a ground lease, which, unless extended, will expire in 2028.
(18)	The Company completed a $12.0 million redevelopment in 2008.
(19)	The Company completed an $8.9 million redevelopment in 2008.
(20)	The Company completed a $9.4 million redevelopment in 2009.
(21)	The Company completed a $4.6 million redevelopment in 2009.
(22)	Fund II completed a $4.5 million redevelopment in 2008.
(23)	The Company completed construction of 114 units of the 462 total units in 2000.
(24)	A portion of this community on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(25)	The Company is in the process of performing a $9.9 million redevelopment.
(26)	The community is subject to a ground lease, which, unless extended, will expire in 2070.
(27)	The Company completed a $12.5 million redevelopment in 2009.
(28)	The Company is in the process of performing a $36.3 million redevelopment, which included the construction of 28 in-fill units in 2009.
(29)	The Company completed a $7.0 million redevelopment in 2007.
(30)	The Company completed a $3.9 million redevelopment in 2007.
(31)	The Company is in the process of performing an $11.8 million redevelopment.
(32)	The Company completed a $5.1 million redevelopment and completed construction of 16 units of the community's 108 units in 2006.
(33)	The Company occupies 100% of this property.
(34)	The property is leased through July 2012 to a single tenant and was reclassified out of the Company's predevelopment pipeline in December 2008.
(35)	The Company occupies 7% of this property.
(36)	The Company occupies 30% of this property.

Item 3. Legal Proceedings

There have been have been an increasing number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.  As of December 31, 2010, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4. Reserved

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of the Company's common stock are traded on the New York Stock Exchange ("NYSE") under the symbol ESS.

Market Information

The Company's common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close

December 31, 2010	$117.12	$105.60	$114.22
September 30, 2010	$115.08	$92.62	$109.44
June 30, 2010	$113.03	$89.23	$97.54
March 31, 2010	$93.98	$76.35	$89.95

December 31, 2009	$88.35	$73.28	$83.65
September 30, 2009	$86.49	$55.96	$79.58
June 30, 2009	$71.84	$55.42	$62.23
March 31, 2009	$77.77	$49.19	$57.34

The closing price as of February 23, 2011 was $117.50.

Holders

The approximate number of holders of record of the shares of the Company's common stock was 262 as of February 23, 2011. This number does not include stockholders whose shares are held in trust by other entities.  The Company believes the actual number of stockholders is greater than the number of holders of record.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2010, 2009, and 2008 related to common stock, and Series F and Series G preferred stock for tax purposes are as follows:

	2010	2009	2008
Common Stock
Ordinary income	82.46%	79.82%	98.95%
Capital gain	5.61%	15.76%	1.05%
Unrecaptured section 1250 capital gain	0.00%	4.42%	0.00%
Return of capital	11.93%	0.00%	0.00%
	100.00%	100.00%	100.00%

	2010	2009	2008
Series F and G Preferred stock
Ordinary income	93.63%	79.82%	98.95%
Capital gains	6.37%	15.76%	1.05%
Unrecaptured section 1250 capital gain	0.00%	4.42%	0.00%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

Dividends and Distributions

Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. The Company has paid the following dividends per share of common stock:

Year Ended	Annual Dividend
1995	$1.685
1996	$1.720
1997	$1.770
1998	$1.950
1999	$2.150
2000	$2.380
2001	$2.800
2002	$3.080
2003	$3.120
2004	$3.160
2005	$3.240
2006	$3.360
2007	$3.720

Quarter Ended	2010	2009	2008
March 31,	$1.033	$1.030	$1.020
June 30,	1.033	1.030	1.020
September 30,	1.033	1.030	1.020
December 31,	1.033	1.030	1.020
Annual Dividend	$4.130	$4.120	$4.080

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

On February 23, 2011, the Company announced the Board of Directors approved a $0.03 per share increase to the annualized cash dividend.  Accordingly, the first quarter dividend distribution, payable on April 15, 2011 to stockholders as of record as of March 31, 2011, will be $1.04 per share.  On an annualized basis, the dividend represents a distribution of $4.16 per common share.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the Company's disclosure in the 2011 Proxy Statement under the heading "Equity Compensation Plan Information", which disclosure is incorporated herein by reference.

Issuance of Registered Equity Securities

During 2010, the Company sold 2.4 million shares of common stock for proceeds of $251.4 million, net of fees and commissions.  These sales were pursuant to a registration statement and the Company used the net proceeds from the stock offerings to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and general corporate purposes.

Issuer Purchases of Equity Securities – Common Stock, Series G Cumulative Convertible Preferred Stock

In August 2007, the Company's Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  During February 2009, the Company repurchased and retired 350,000 shares of its common stock for approximately $20.3 million.  The Company did not repurchase any shares during 2010.  Since the Company announced the inception of the stock repurchase plan, the Company has repurchased and retired 816,659 shares for $66.6 million at an average stock price of $81.56 per share, including commissions as of December 31, 2010.

Performance Graph
The line graph below compares the cumulative total stockholder return on the Company's common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2004 and that all dividends were reinvested (1).

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Essex Property Trust, Inc.	100.00	144.29	112.41	92.17	106.54	151.42
NAREIT All Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.12
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99

(1)	Common stock performance data is provided by SNL Financial.

The graph and other information furnished under the above caption "Performance Graph" in this Part II Item 5 of this Form 10-K shall not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company from January 1, 2006 through December 31, 2010.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands, except per share amounts)
OPERATING DATA:
REVENUES
Rental and other property	$411,181	$407,064	$403,268	$369,659	$324,934
Management and other fees from affiliates	4,551	4,325	5,166	5,090	5,030
	415,732	411,389	408,434	374,749	329,964
EXPENSES
Property operating expenses	145,506	139,711	132,417	121,475	109,120
Depreciation and amortization	129,711	118,027	109,701	96,598	76,109
General and administrative	25,962	28,062	27,684	26,673	22,759
Impairment and other charges	2,302	13,084	650	800	1,770
	303,481	298,884	270,452	245,546	209,758
Earnings from operations	112,251	112,505	137,982	129,203	120,206

Interest expense	(87,585)	(86,016)	(85,063)	(85,896)	(78,705)
Interest and other income	27,841	13,040	11,337	10,310	6,176
Equity (loss) income in co-investments	(1,715)	670	7,820	3,120	(1,503)
Gain (loss) on early retirement of debt	(10)	4,750	3,997	-	-
Gain on the sales of real estate	-	103	4,578	-	-
Income before discontinued operations	50,782	45,052	80,651	56,737	46,174
Income from discontinued operations	-	8,687	3,744	146,324	34,399
Net income	50,782	53,739	84,395	203,061	80,573

Net income attributable to noncontrolling interest	(14,848)	(16,631)	(22,255)	(90,961)	(21,168)
Net income attributable to controlling interest	35,934	37,108	62,140	112,100	59,405
Dividends to preferred stockholders	(2,170)	(4,860)	(9,241)	(9,174)	(5,145)
Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	-	49,952	-	-	-
Net income available to common stockholders	$33,764	$82,200	$52,899	$102,926	$54,260
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$1.14	$2.72	$1.96	$1.14	$0.98
Net income available to common stockholders	$1.14	$3.01	$2.10	$4.19	$2.35
Weighted average common stock outstanding	29,667	27,270	25,205	24,548	23,082
Diluted:
Income before discontinued operations available to common stockholders	$1.14	$2.61	$1.95	$1.11	$0.96
Net income available to common stockholders	$1.14	$2.91	$2.09	$4.10	$2.30
Weighted average common stock outstanding	29,734	29,747	25,347	25,101	23,551
Cash dividend per common share	$4.13	$4.12	$4.08	$3.72	$3.36

	As of December 31,
	2010	2009	2008	2007	2006
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated
depreciation)	$4,067,339	$3,412,930	$3,279,788	$3,117,759	$2,669,187
Net investment in rental properties	3,189,008	2,663,466	2,639,762	2,575,772	2,204,172
Real estate under development	217,531	274,965	272,273	233,445	107,620
Total assets	3,732,887	3,254,637	3,164,823	2,980,323	2,485,840
Total secured indebtedness	2,082,745	1,832,549	1,588,931	1,362,873	1,186,554
Total unsecured indebtedness	176,000	14,893	165,457	282,486	208,765
Cumulative convertible preferred stock	4,349	4,349	145,912	145,912	145,912
Cumulative redeemable preferred stock	25,000	25,000	25,000	25,000	25,000
Stockholders' equity	1,149,946	1,053,096	852,227	803,417	628,846

	As of and for the years ended December 31,
	2010	2009	2008	2007	2006
OTHER DATA:
Net income	$50,782	$53,739	$84,395	$203,061	$80,573
Interest expense	87,585	86,016	85,063	85,896	78,705
Tax expense	-	-	-	396	525
Depreciation and amortization	129,711	118,522	113,294	102,250	83,034
EBITDA(1)	$268,078	$258,277	$282,752	$391,603	$242,837

(1)
EBITDA is an operating measure and is defined as net income before interest expense, income taxes, depreciation and amortization.  EBITDA, as defined by the Company, is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP.  This measurement should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.  The Company's definition may not be comparable to that of other companies.

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

OVERVIEW

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  The Company owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership.  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2010, had an approximately 93.4% general partner interest in the Operating Partnership.

The Company's investment strategy has two components: constant monitoring of existing markets, and evaluation of new markets to identify areas with the characteristics that underlie rental growth.  The Company's strong financial condition supports its investment strategy by enhancing its ability to quickly shift acquisition, development, and disposition activities to markets that will optimize the performance of the portfolio.

As of December 31, 2010, the Company had ownership interests in 147 apartment communities, comprising 30,072 apartment units, and the apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2010, the Company also had ownership interests in five commercial buildings (with approximately 215,840 square feet).

As of December 31, 2010, the Company's consolidated development pipeline was comprised of two projects under development, three predevelopment projects and three land parcels held for future development or sale aggregating 1,813 units, with total incurred costs of $217.5 million, and estimated remaining project costs of approximately $53.6 million for total estimated project costs of $271.1 million.

By region, the Company's operating results for 2009 and 2010 and projections for 2011 new housing supply, job growth, and rental income as follows:

Southern California Region:  As of December 31, 2010, this region represented 49% of the Company's consolidated apartment units.  During the year ended December 31, 2010, revenues for "2010/2009 Same-Properties" (as defined below), or "Same-Property revenues," decreased 2.0% in 2010 as compared to 2009.  In 2011, the Company expects new residential supply (excluding Santa Barbara and Riverside counties) of 3,950 multifamily and 5,500 single family homes, which represents a total new supply of 0.2% of existing stock.  The Company assumes an increase of 82,500 jobs or 1.2%, and an increase in rental income of 2.0% to 3.0% in 2011.

Northern California Region:  As of December 31, 2010, this region represented 29% of the Company's consolidated apartment units.  Same-Property revenues decreased 3.7% in 2010 as compared to 2009.  In 2011, the Company expects new residential supply of 2,700 multifamily and 2,500 single family homes, which represents a total new supply of 0.3% and 0.2%, respectively, of existing stock.  The Company assumes an increase of 33,000 jobs or 1.2%, and an increase in rental income of 4.0% to 5.0% in 2011.

Seattle Metro Region: As of December 31, 2010, this region represented 22% of the Company's consolidated apartment units.  Same-Property revenues decreased 7.0% in 2010 as compared to 2009.  In 2011, the Company expects new residential supply of 1,400 multifamily and 3,700 single family homes, which represents a total new supply of 0.4% and 0.5%, respectively, of existing stock.  The Company assumes an increase of 23,000 jobs or 1.7%, and an increase in rental income of 4.0% to 5.0% in 2011.

The Company expects 2011 same-property revenues to increase approximately 3.5% compared to 2010 results, as existing leases are renewed and new leases are signed at higher rents during 2011.

The Company's consolidated apartment communities are as follows:

	As of December 31, 2010		As of December 31, 2009
	Apartment Units	%	Apartment Units	%
Southern California	13,076	49%	12,339	51%
Northern California	7,696	29%	6,695	28%
Seattle Metro	5,980	22%	5,249	21%
Total	26,752	100%	24,283	100%

Co-investments including Fund II communities, Essex Skyline at MacArthur Place, and communities in discontinued operations are not included in the table presented above for both years.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2010 to the Year Ended December 31, 2009

The Company's average financial occupancies for the Company's stabilized apartment communities or "2010/2009 Same-Properties" (stabilized properties consolidated by the Company for the years ended December 31, 2010 and 2009) remained consistent at 97.0% for 2010 and 2009.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  When calculating actual rents for occupied units and market rents for vacant units, delinquencies and concessions are not taken into account.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.   The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to the Company's calculation of financial occupancy.  Market rates are determined using a variety of factors such as effective rental rates at the property based on recently signed leases and asking rates for comparable properties in the market.  The recently signed effective rates at the property are used as the starting point in the determination of the market rates of vacant units.  The Company then increases or decreases these rates based on the supply and demand in the apartment community's market.  The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market.

For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric.  While an apartment community is in the lease-up phase, the Company's primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy which is based on contractual revenue is not considered the best metric to quantify occupancy.

The regional breakdown of the Company's 2010/2009 Same-Property portfolio for financial occupancy for the years ended December 31, 2010 and 2009 is as follows:

	Years ended
	December 31,
	2010	2009
Southern California	96.8%	96.6%
Northern California	97.3%	97.7%
Seattle Metro	96.9%	97.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2010/2009 Same-Properties.

	Number of	Years Ended December 31,		Dollar	Percentage
	Properties	2010	2009	Change	Change
Property Revenues ($ in thousands)
2010/2009 Same-Properties:
Southern California	59	$196,992	$200,917	$(3,925)	(2.0	) %
Northern California	28	114,346	118,776	(4,430)	(3.7)
Seattle Metro	23	59,101	63,575	(4,474)	(7.0)
Total 2010/2009 Same-Property revenues	110	370,439	383,268	(12,829)	(3.3)
2010/2009 Non-Same Property Revenues (1)		40,742	23,796	16,946	71.2
Total property revenues		$411,181	$407,064	$4,117	1.0%

(1)	Includes ten communities acquired after January 1, 2009, two redevelopment communities, six development communities, and three commercial buildings.

2010/2009 Same-Property Revenues decreased by $12.8 million or 3.3% to $370.4 million for 2010 compared to $383.3 million in 2009.  The decrease was primarily attributable to a decrease in 2010/2009 Same-Property community's scheduled rents of $15.1 million as reflected in a decrease of 4.0% in 2010/2009 Same-Property communities average rental rates from $1,356 per unit for 2009 to $1,301 per unit for 2010.  Scheduled rents decreased in all regions and specifically by 3.0%, 3.9%, and 7.6% in Southern California, Northern California, and Seattle Metro, respectively.  The Company had experienced a decrease in scheduled rents due to the slowdown in the economy coupled with job losses during 2009 and absorption of new housing supply.  During 2009 and 2010, the Company experienced a decrease in gross revenue in comparison to the prior year in the Company's markets from the reduction in rents from leases entered into during those periods, but starting in the third quarter of 2010 the Company has experienced sequential revenue growth and an increase in scheduled rents.  Offsetting the decrease in schedule rents, was a decrease in bad debt expense and rent concessions of $1.7 million, utility billings income increased $0.8 million, and other income decreased $0.4 million between years due primarily to a decrease in revenue from the fees charged for early termination of leases in 2009.

2010/2009 Non-Same Property Revenues increased by $16.9 million or 71.2% to $40.7 million for 2010 from $23.8 million for 2009.  The increase was primarily due to revenue generated from ten operating communities acquired after January 1, 2009 consisting of Regency at Encino, Eagle Rim, 101 San Fernando, The Commons, Bella Villagio, Santee Court, Courtyard off Main, Corbella at Juanita Bay, Anavia, and 416 on Broadway, six development communities consisting of Allegro, Joule, Fourth & U, Axis 2300, The Grand, and Belmont Station, two redevelopment communities, and three commercial buildings.

Management and other fees from affiliates increased $0.2 million to $4.5 million in 2010 compared to $4.3 million in 2009.  The increase is primarily due to the acquisition fee of $0.5 million related to the purchase of Essex Skyline at MacArthur Place in a co-investment and property management fees from this co-investment that were partially offset by a decrease in development fees from Fund II.

Property operating expenses, excluding real estate taxes increased $3.0 million or 2.9% for 2010 compared to 2009, primarily due to the acquisition of ten communities, and the completion of six development properties.  2010/2009 Same-Property operating expenses excluding real estate taxes increased slightly by $0.1 million or 0.8% for 2010 compared to 2009.

Real estate taxes increased $2.8 million or 7.7% for 2010 compared to 2009, due mainly to the acquisition of ten communities which resulted in an increase in property taxes of $1.5 million and the completion of six development communities which resulted in an increase in property taxes of $0.5 million compared to 2009.  For same-property results, real estate taxes are limited to a 2% increase for communities in California, and real estate taxes increased on average by 3.5% in the Seattle Metro area from 2009.  During the fourth quarter of 2010, the Company received notification of temporary reductions in property taxes for the second half of 2010 for certain communities located mainly located in Contra Costa and Ventura counties, which decreased property taxes for those communities by approximately $0.5 million compared to 2009.

Depreciation and amortization expense increased by $11.7 million or 9.9% for 2010 compared to 2009, due to the acquisition of ten new communities, and the completion of six development properties.  Depreciation expense also increased due to the capitalization of approximately $52.7 million in additions to rental properties during 2010 including $16.3 million spent on redevelopment and revenue generating capital expenditures along with a full year of depreciation expense in 2010 versus a partial year of depreciation expense in 2009 for approximately $55.6 million in 2009 improvements capitalized.

General and administrative expense decreased $2.1 million or 7.5% for 2010 compared to 2009, primarily due to $3.8 million in expense of unamortized costs related to the cancellation of the Outperformance Plan in 2009. During 2010, the company incurred $1.6 million in non-recurring compensation related to the CEO's retirement, which is included in general and administrative expense.

Impairment and other charges for 2010 relates to $2.3 million in expense attributable to hedge ineffectiveness of certain forward-starting swaps that were settled in 2010, and for 2009 the Company incurred $13.1 million in impairment and other charges due to the write-off of development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company, and $0.6 million recorded for additional loan loss reserves related to a note receivable secured by an apartment community in the Portland Metropolitan Area, and $5.8 million due to the write-off of an investment in a joint venture development project.

Interest and other income increased by $14.8 million for 2010 primarily due to gains on sales of marketable securities for $12.5 million compared to $1.0 million in gains on sales of securities in 2009, and an increase in 2010 of $5.3 million for interest income earned on notes receivable primarily related to the Santee Court note receivable in 2010, which was purchased in May 2010 at a discount to the outstanding principal on the note.  Those increases in interest and other income were offset partially by a decrease of $1.1 million in interest earned on marketable securities and cash equivalents compared to 2009 due to lower average investment balances.

Equity (loss) income in co-investments decreased by $2.4 million for 2010 compared to 2009 due primarily to the Company recording its $1.8 million share of loss from operations incurred by Essex Skyline at MacArthur Place which is a development community in lease-up that was acquired in the first quarter of 2010.  The remainder of the difference is attributable to a decrease in earnings for Fund II in 2010 compared to 2009.

Gain(loss) on early retirement of debt was $4.8 million for 2009 due to the repurchase of  the Company's exchangeable bonds totaling $166.7 million in 2009 at a discount to par value.

Income from discontinued operations for 2010 was $0 since there were no properties sold or held for sale in 2010.  The $8.7 million for 2009 includes the operating results and  a gain of $2.9 million on the sale of Maple Leaf, a gain of $2.5 million on the sale of Spring Lake, a gain of $1.6 million on the sale of Carlton Heights Villa, a gain of $0.9 million on the sale of Grand Regency, and a gain of $0.8 million on the sale of Mountain View.

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for 2010 was $0 since there were no such redemptions in 2010.  The $50.0 million for 2009 related to the repurchase of $145.0 million of the Company's Series G Cumulative Convertible Preferred Stock at a discount to carrying value.

Comparison of Year Ended December 31, 2009 to the Year Ended December 31, 2008

The Company's average financial occupancies for the Company's stabilized apartment communities for "2009/2008 Same-Properties" (stabilized properties consolidated by the Company for the years ended December 31, 2009 and 2008) increased 70 basis points to 97.0% for 2009 from 96.3% for 2008.

The regional breakdown of the Company's stabilized 2009/2008 Same-Property portfolio for financial occupancy for the years ended December 31, 2009 and 2008 is as follows:

	Years ended
	December 31,
	2009	2008
Southern California	96.6%	95.6%
Northern California	97.7%	97.4%
Seattle Metro	97.2%	96.7%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2009/2008 Same-Properties.

	Number of	Years Ended December 31,		Dollar	Percentage
	Properties	2009	2008	Change	Change
Property Revenues ($ in thousands)
2009/2008 Same-Properties:
Southern California	55	$183,246	$188,807	$(5,561)	(2.9	) %
Northern California	24	104,316	106,301	(1,985)	(1.9)
Seattle Metro	22	58,041	60,430	(2,389)	(4.0)
Total 2009/2008 Same-Property revenues	101	345,603	355,538	(9,935)	(2.8)
2009/2008 Non-Same Property Revenues (1)		61,461	47,730	13,731	28.8
Total property revenues		$407,064	$403,268	$3,796	0.9%

(1)	Includes three communities acquired after January 1, 2008, eight redevelopment communities, two development communities, and three commercial buildings.

2009/2008 Same-Property Revenues decreased by $9.9 million or 2.8% to $345.6 million for 2009 compared to $355.5 million in 2008.  The decrease was primarily attributable to a decrease in scheduled rents of $13.9 million or a decrease of 3.9%.  Average monthly rental rates for the 2009/2008 Same-Property communities were $1,349 per unit for 2009 compared to $1,368 per unit for 2008.  Scheduled rents decreased in all regions including a decrease in scheduled rents of 4.3%, 2.5%, and 5.5% in Southern California, Northern California, and Seattle Metro, respectively.  The Company had experienced a decrease in scheduled rents due to the slowdown in the economy coupled with job losses during 2009 and the absorption of new housing supply.  The decrease in scheduled rents was partially offset by an increase of occupancy of 70 basis points or $3.2 million, from 96.3% for 2008 to 97.0% for 2009, utility billings income increased $1.3 million, and other income, rent concessions and bad debt expense were consistent between years.

2009/2008 Non-Same Property Revenues increased by $13.7 million or 28.8% to $61.5 million for 2009 from $47.7 million for 2008.  The increase was primarily due to three new communities acquired since January 1, 2008 including Chestnut Street Apartments, The Highlands at Wynhaven, and Regency at Encino, two development communities including The Grand and Belmont Station, and eight communities that are in redevelopment and classified in non-same property results.

Management and other fees from affiliates decreased $0.8 million to $4.3 million in 2009 compared to $5.2 million in 2008.  Property management fees earned from Fund II increased by $0.3 million in 2009 compared to 2008 due to property management fees earned from the stabilization of two development communities during the second half of 2009 that were under development during 2008, and the increase was offset by a decrease of $1.1 million in development and redevelopment fees earned from Fund II during 2009 compared to 2008.

Property operating expenses, excluding real estate taxes increased $3.6 million or 3.7% for 2009 compared to 2008, primarily due to the acquisition of three new properties, and the completion of two development properties.  2009/2008 Same-Property operating expenses excluding real estate taxes increased slightly by $0.4 million or 0.5% for 2009 compared to 2008.

Real estate taxes increased $3.7 million or 11.1% for 2009 compared to 2008, primarily due to the acquisition of three new communities, the completion of two development properties and increases in real estate taxes in the Seattle Metro area of $0.6 million or 13.1% for the Seattle Metro 2009/2008 Same-Property region compared to 2008.  Also there were increases in assessments for the Company's California communities that are limited to 2% per year. Total 2009/2008 Same-Property real estate taxes increased $1.1 million or 3.9% compared to 2008.

Depreciation and amortization expense increased by $8.3 million or 7.6% for 2009 compared to 2008, due to the acquisition of three new communities, and the completion of two development properties.  Depreciation expense also increased due to the capitalization of approximately $55.6 million in additions to rental properties during 2009 including $26.7 million spent on redevelopment and revenue generating capital expenditures along with a full year of depreciation expense in 2009 versus a partial year of depreciation expense in 2008 for 2008 improvements capitalized.

General and administrative expense increased slightly by $0.4 million or 1.3% in 2009 compared to 2008 primarily due to a $3.8 million noncash expense incurred in 2009 related to the cancellation of the Outperformance Plan that was largely offset by decreases in general and administrative expense resulting from cost control measures implemented by the Company.

Impairment and other charges were $13.1 million for 2009 due to the write-off of development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company, and the write-off of $5.8 million investment in a predevelopment joint venture, and $0.6 million recorded for additional loan loss reserves related a note receivable.  During 2008, the company recorded  $0.7 million for loan loss reserves for a note receivable.

Interest and other income increased by $1.7 million for 2009 due to a variety of factors including an increase in  interest income of approximately $7.0 million as a result of significant increases in the average balances for marketable securities held in 2009 compared to 2008, a $1.0 million gain generated from the sale of marketable securities, and $0.7 million generated from TRS activities.  These increases were partially offset by a $6.3 million decrease in lease income due to the sale of the Company's remaining RV parks in 2008, and the lease for the Cadence campus expiring in January 2009 along with a decrease of interest on structured finance loans of $0.6 million for 2009 compared to 2008.

Equity (loss) income in co-investments decreased by $7.2 million for 2009 compared to 2008 due primarily to the $6.3 million of preferred income recognized in 2008 from the Mountain Vista joint venture.  In 2009 the Company was no longer invested in this joint venture.  The remainder of the difference in equity income for 2009 compared to 2008 is due to a decrease in equity income of $0.9 million earned from Essex Apartment Value Fund II.

Gain (loss) on early retirement of debt was $4.8 million for 2009 and $4.0 million for 2008, due to the repurchase of exchangeable bonds totaling $166.7 million in 2009 and $53.3 million in 2008 at a discount to par value.

Gain on sale of real estate of $0.1 million for 2009 related to the sale of the remaining condominium units at Eastridge Apartments.  Gain of sale of real estate of $4.6 million for 2008 resulted from the recognition of a gain on sale of $1.8 million and $0.9 million related to the sale of Green Valley and Circle RV parks, respectively, $1.5 million gain that was previously deferred on the gain on sale of the 2005 sale of Eastridge Apartments, gain of $0.2 million on the sale of the 90 Archer land parcel, and a gain of $0.1 million on the sale of three condominiums.  The Eastridge $1.5 million gain recognized is equal to the estimated fair value of seven condominium units received in satisfaction of the note receivable issued in connection with the sale of Eastridge Apartments.

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

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for 2009 was $50.0 million related to the repurchase of $145.0 million of the Company's Series G Cumulative Convertible Preferred Stock at a discount to carrying value, and no preferred stock was repurchased in 2008.

Liquidity and Capital Resources

In June 2010, Standard and Poor's ("S&P") reaffirmed its corporate credit rating of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio, L.P.

At December 31, 2010, the Company had $13.8 million of unrestricted cash and cash equivalents and $50.3 million in marketable securities held available for sale.  The Company believes that cash flows generated by its operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of the Company's reasonably anticipated cash needs during 2011.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company's plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two outstanding lines of credit in the aggregate of $525.0 million committed as of December 31, 2010.  The Company had a $200.0 million unsecured line of credit which was amended in October 2010 to $275 million with an accordion option to $350 million.  As of December 31, 2010 there was a $176.0 million balance on this unsecured line at an average interest rate of 3.1%.  The underlying interest rate on the $275.0 million line is based on a tiered rate structure tied to an S&P rating on the credit facility and the rate was amended in October 2010 from LIBOR plus 3.0% to LIBOR plus 2.4%.  This facility matures in December 2011 with two one-year extensions, exercisable by the Company.  The Company also has a $250.0 million credit facility from Freddie Mac, which matures in December 2013.  This line is secured by eleven apartment communities.  As of December 31, 2010, the Company had $250.0 million outstanding under this line of credit at an average interest rate of 1.4%. The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.

The line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the line of credit covenants as of December 31, 2010.

The Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock ("Series G Preferred Stock") for gross proceeds of $149.5 million during 2006.  During 2009, the Company repurchased $145.0 million in liquidation value of Series G Preferred Stock at a discount to par value for cash paid of $50.0 million, and the carrying value of the remaining Series G Preferred Stock was $4.3 million as of December 31, 2009.  The Company may continue to repurchase Series G Preferred Stock.

In August 2007, the Company's Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200.0 million.  During the first quarter of 2009, the Company under its stock repurchase program repurchased 350,000 shares of common stock for $20.3 million, net of fees and commissions, and in the first quarter of January 2008, the Company under its stock repurchase program repurchased 143,400 shares of common stock for $13.7 million, net of fees and commissions.  As of December 31, 2010, after the Series G Preferred Stock repurchases described above, the Company has authorization to repurchase an additional $41.8 million of stock under the stock repurchase plan.

During 2010, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

As of December 31, 2010, the Company's mortgage notes payable totaled $1.83 billion which consisted of $1.6 billion in fixed rate debt with interest rates varying from 3.7% to 7.0% and maturity dates ranging from 2011 to 2021 and $269.2 million of variable rate debt including $213.3 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 2.0%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2021 to 2039, and $191.9 million is subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in bank money market accounts and short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

Derivative Activity

As of December 31, 2010, the Company had one forward-starting interest rate swap contract with a notional amount of $20.0 million an interest rate of 5.3% and a settlement date of October 2011.  This derivative qualifies for hedge accounting as it is expected to economically hedge the cash flows associated with future financing of debt in 2011.  The Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company's exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company's $213.3 million of tax exempt variable rate debt.  The carrying value of the forward-starting interest rate swap contract was a liability of $2.9 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.3 million.

During July 2010, the Company entered into a swap transaction (the "Swap") with respect to $38.0 million of multifamily revenue refunding bonds for the 101 San Fernando apartment community (the "Bonds") with Citibank, N.A. ("Citibank").  This Swap is not designated as a hedge; accordingly the change in fair value of the Swap is recorded as a gain or loss in the Company's consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing after one year and by Citibank if certain events occur.  Upon termination of the Swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the Swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation.  As of December 31, 2010, the fair value of the Swap was a liability of $3.0 million.

During 2010, the Company settled $355 million in forward-starting swap contracts for $81.3 million which was applied to 10-year mortgage loans obtained in 2010.  The settlement of the forward-starting swaps increased the average effective interest rate on these mortgage loans to 6.8%.   In 2010, the Company incurred $2.3 million in expense related to the ineffectiveness of certain of the settled forward-starting swap hedges, which is included in impairment and other charges in the Company's consolidated statement of operations for the year ended December 31, 2010.

Issuance of Common Stock

Pursuant to its equity distribution program with Cantor Fitzgerald & Co. and KeyBanc Capital Markets Inc., in 2010, the Company issued 2.4 million shares of common stock for $251.5 million, net of fees and commissions, and in 2009, the Company issued 2.7 million shares of common stock for $198.5 million, net of fees and commissions.  Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt and fund the development pipeline.  Starting in January 2011, additional banks entered into equity distribution agreements with the Company including Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property.  For the year ended December 31, 2010, non-revenue generating capital expenditures totaled approximately $1,096 per unit. The Company expects to incur approximately $1,100 per unit in non-revenue generating capital expenditures for the year ended December 31, 2011.  These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, and expenditures for property renovations and improvements which are expected to generate additional revenue.  The Company expects that cash from operations and/or its lines of credit will fund such expenditures.  However, there can be no assurance that the actual expenditures incurred during 2010 and/or the funding thereof will not be significantly different than the Company's current expectations.

Development and Predevelopment Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2010, the Company had two active development projects comprised of 436 units with an estimated cost of $170.9 million, of which $53.6 million remains to be expended.  See discussion in the section, "Development and redevelopment activities may delayed, not completed, and/or not achieve expected results" in Item 1A, Risk Factors, of this Form 10-K.

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2010, the Company had three development projects aggregating 1,126 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at December 31, 2010 was $82.0 million.   The Company may also acquire land for future development purposes or sale.   The Company has incurred $18.2 million in costs related to land held for future development or sale aggregating 1,329 units as of December 31, 2010.

The Company expects to fund the development and predevelopement pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2010, the Company had ownership interests in four major redevelopment communities aggregating 1,032 apartment units with estimated redevelopment costs of $64.2 million, of which approximately $31.8 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company's targeted West Coast markets and, as of December 31, 2010, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of the Company's contractual obligations and other commitments at December 31, 2010, and the effect such obligations could have on the Company's liquidity and cash flow in future periods:

($ in thousands)	2011	2012 and 2013	2014 and 2015	Thereafter	Total
Mortgage notes payable	$92,911	$258,204	$150,953	$1,330,677	$1,832,745
Lines of credit	176,000	-	250,000	-	426,000
Interest on indebtedness (1)	82,328	136,577	100,345	243,496	562,746
Development commitments	53,600	-	-	-	53,600
Redevelopment commitments	31,751	-	-	-	31,751
	$436,590	$394,781	$501,298	$1,574,173	$2,906,842

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2010.

Variable Interest Entities

In accordance accounting standards for consolidation of variable interest entities, the Company consolidates 19 DownREIT limited partnerships (comprising twelve communities).  The Company consolidates these entities because it is deemed the primary beneficiary.  The total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $217.3 million and $168.0 million as of December 31, 2010 and $237.9 million and $164.4 million as of December 31, 2009, respectively.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2010, the Company did not have any VIE's of which it was not deemed to be the primary beneficiary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  The Company defines critical accounting policies as those accounting policies that require the Company's management to exercise their most difficult, subjective and complex judgments.  The Company's critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards of various entities; (ii) assessing the carrying values of the Company's real estate and investments in and advances to joint ventures and affiliates; and (iii) internal cost capitalization.  The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

The Company assesses the carrying value of its real estate investments by monitoring investment market conditions and performance compared to budget for operating properties and joint ventures, and by monitoring estimated costs for properties under development.  Local market knowledge and data is used to assess carrying values of properties and the market value of acquisition opportunities.  Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated.  If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Adverse changes in market conditions or poor operating results of real estate investments could result in impairment charges.  When the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property.  The criteria for determining when a property is held for sale requires judgment and has potential financial statement impact as depreciation would cease and an impairment loss could occur upon determination of held for sale status.  Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.  With respect to investments in and advances to joint ventures and affiliates, the Company looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties.  Further, the Company evaluates whether its co-investments have other than temporary impairment and, if so, records an additional write down.

The Company capitalizes all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management's accounting estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities.  Indirect project costs consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development.

The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet operating requirements  and anticipated cash needs and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's and development and redevelopment pipeline, the anticipated performance of existing properties, anticipated property and growth trends in various geographic regions, statements regarding the Company's financing activities, and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that there may be a downturn in the markets in which the Company's communities are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of today, and the Company assumes no obligation to update this information.

Potential Factors Affecting Future Operating Results

Many factors affect the Company's actual financial performance and may cause the Company's future results to be different from past performance or trends.  These factors include those set forth under the caption "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Funds from Operations ("FFO")

FFO is a financial measure that is commonly used in the REIT industry.  The Company presents funds from operations as a supplemental operating performance measure.  FFO is not used by the Company, nor should it be considered to be, as an alternative to net earnings computed under GAAP as an indicator of the Company's operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of the Company's ability to fund its cash needs.

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

In calculating FFO, the Company follows the definition for this measure published by the National Association of REITs ("NAREIT"), which is a REIT trade association.  The Company believes that, under the NAREIT FFO definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation and (ii) the exclusion of gains and losses from the sale of previously depreciated properties.  Essex agrees that these two NAREIT adjustments are useful to investors for the following reasons:

(a)
historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on Funds from Operations "since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves." Consequently, NAREIT's definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(b)
REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate.  The exclusion, in NAREIT's definition of FFO, of gains from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assists in comparing those operating results between periods.

Management has consistently applied the NAREIT definition of FFO to all periods presented.  However, other REITs in calculating FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to the Company's calculation.

The following table sets forth the Company's calculation of FFO for 2010 and 2009.

	For the year ended	For the quarter ended
($ in thousands)	12/31/10	12/31/10	9/30/10	6/30/10	3/31/10
Net income available to common stockholders	$33,764	$4,778	$6,377	$9,482	$13,127
Adjustments:
Depreciation and amortization	129,711	36,326	31,638	31,261	30,486
Noncontrolling interests and co-investments(1)	7,893	1,938	1,914	1,910	2,131
Funds from operations	$171,368	$43,042	$39,929	$42,653	$45,744
Weighted average number of shares outstanding, diluted(2)	32,028,269	32,931,723	31,963,327	31,759,956	31,438,408

	For the year ended	For the quarter ended
	12/31/09	12/31/09	9/30/09	6/30/09	3/31/09
Net income available to common stockholders	$82,200	$6,781	$21,739	$11,415	$42,265
Adjustments:
Depreciation and amortization	118,522	30,349	29,895	29,073	29,205
Gains not included in FFO, net of internal disposition cost	(7,943)	(2,852)	(2,237)	(626)	(2,228)
Noncontrolling interests and co-investments(1)	7,607	1,510	1,394	2,141	2,562
Funds from operations	$200,386	$35,788	$50,791	$42,003	$71,804
Weighted average number of shares outstanding, diluted(2)	29,746,614	30,893,169	30,070,076	29,303,695	28,692,959

(1)
Amount includes the following: (i) minority interest related to Operating Partnership units, and (ii) add back of depreciation expense from unconsolidated co-investments and less depreciation attributable to third-party ownership of consolidated co-investments.

(2)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

The following table sets forth the Company's cash flows for 2010 and 2009 ($ in thousands).

	For the year ended	For the quarter ended
	12/31/10	12/31/2010	9/30/2010	6/30/2010	3/31/2010
Cash flow provided by (used in):
Operating activities	$175,530	$27,246	$58,870	$36,439	$52,975
Investing activities	(510,868)	(259,350)	(128,362)	(45,661)	(77,495)
Financing activities	328,431	231,189	75,793	(4,723)	26,172

	For the year ended	For the quarter ended
	12/31/09	12/31/2009	9/30/2009	6/30/2009	3/31/2009
Cash flow provided by (used in):
Operating activities	$173,587	$25,925	$58,428	$34,171	$55,063
Investing activities	(218,958)	(75,453)	(48,864)	(91,044)	(3,597)
Financing activities	24,122	(11,754)	6,943	57,096	(28,163)

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate forward-starting swaps as part of its cash flow hedging strategy.  As of December 31, 2010, the Company has entered into one forward-starting swap contract to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swap is a cash flow hedge of the variability of forecasted interest payments associated with expected financings in 2011.  As of December 31, 2010, the Company also had $269.2 million of variable rate indebtedness, of which $191.9 million is subject to interest rate cap protection.   All of the Company's derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2010.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company's derivative instruments used to hedge interest rates as of December 31, 2010.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company's derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2010.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimate Fair	+ 50	- 50
($ in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$20,000	2011	$(2,857)	$(1,942)	$(3,849)
Interest rate caps	191,943	2011-2015	273	594	107
Total cash flow hedges	$211,943	2011-2014	$(2,584)	$(1,348)	$(3,742)

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated that the fair value of the Company's $1.56 billion and $1.36 billion of fixed rate debt at December 31, 2010 and 2009, respectively, to be $1.58 billion and $1.36 billion.  Management has estimated the fair value of the Company's $695.2 million and $490.6 million of variable rate debt at December 31, 2010 and 2009, respectively, is $672.8 million and $458.7 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.

	For the Years Ended December 31,
	2011(1)	2012	2013	2014	2015	Thereafter	Total	Fair value

Fixed rate debt	$46,742	$30,819	$217,610	$79,331	$71,622	$1,117,389	$1,563,513	$1,577,500
Average interest rate	5.3%	5.4%	5.0%	5.1%	5.2%	6.0%
Variable rate debt	$222,169	$9,775	$250,000	$-	$-	$213,288 (2)	$695,232	$672,800
Average interest rate	2.8%	4.1%	1.4%	-	-	2.0%

(1)	$20 million covered by a forward-starting swap with a fixed rate of 5.343% , with a settlement date on or before October 1, 2011.
(2)	$191.9 million subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2010; it does not consider those exposures or positions that could arise after that date.  As a result, the Company's ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise during the period.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of December 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the year ended December 31, 2010, that have materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The Company's management has concluded that, as of December 31, 2010, its internal control over financial reporting was effective based on these criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of its internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 17, 2011.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 17, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 17, 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 17, 2011.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 17, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)	Financial Statements

(B)	Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited Essex Property Trust, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Essex Property Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on Essex Property Trust Inc.'s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, noncontrolling interest and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, noncontrolling interest and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Essex Property Trust Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Property Trust, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of Essex Property Trust, Inc.'s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 24, 2011

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands, except share amounts)

	2010	2009
ASSETS
Real estate:
Rental properties:
Land and land improvements	$802,325	$684,955
Buildings and improvements	3,265,014	2,727,975
	4,067,339	3,412,930
Less accumulated depreciation	(878,331)	(749,464)
	3,189,008	2,663,466

Real estate under development	217,531	274,965
Co-investments	107,840	70,783
	3,514,379	3,009,214
Cash and cash equivalents-unrestricted	13,753	20,660
Cash and cash equivalents-restricted	21,941	17,274
Marketable securities	92,310	134,844
Notes and other receivables	49,444	36,305
Prepaid expenses and other assets	25,188	21,349
Deferred charges, net	15,872	14,991
Total assets	$3,732,887	$3,254,637

LIABILITIES AND STOCKHOLDERS' EQUITY AND NONCONTROLLING INTEREST
Mortgage notes payable	$1,832,745	$1,603,549
Lines of credit	426,000	239,000
Exchangeable bonds	-	4,893
Accounts payable and accrued liabilities	44,750	38,514
Construction payable	9,023	10,327
Dividends payable	36,405	33,750
Derivative liabilities	5,633	30,156
Other liabilities	18,968	16,558
Total liabilities	2,373,524	1,976,747
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value:4.875% Series G - 5,890,000 issued, and 178,249 outstanding	4,349	4,349
Stockholders' equity and noncontrolling interest:
Common stock; $.0001 par value, 649,702,178 shares authorized; 31,324,808 and 28,849,779 shares issued and outstanding	3	3
Cumulative redeemable preferred stock; $.0001 par value:7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Excess stock, $.0001 par value, 330,000,000 shares authorized and no shares issued or outstanding	-	-
Additional paid-in capital	1,515,468	1,275,251
Distributions in excess of accumulated earnings	(313,308)	(222,952)
Accumulated other comprehensive (loss) income	(77,217)	(24,206)
Total stockholders' equity	1,149,946	1,053,096
Noncontrolling interest	205,068	220,445
Total stockholders' equity and noncontrolling interest	1,355,014	1,273,541
Total liabilities, stockholders' equity and noncontrolling interest	$3,732,887	$3,254,637

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share and share amounts)

	2010	2009	2008
Revenues:
Rental and other property	$411,181	$407,064	$403,268
Management and other fees from affiliates	4,551	4,325	5,166
	415,732	411,389	408,434
Expenses:
Property operating, excluding real estate taxes	105,894	102,939	99,310
Real estate taxes	39,612	36,772	33,107
Depreciation and amortization	129,711	118,027	109,701
General and administrative	25,962	28,062	27,684
Impairment and other charges	2,302	13,084	650
	303,481	298,884	270,452
Earnings from operations	112,251	112,505	137,982

Interest expense	(87,585)	(86,016)	(85,063)
Interest and other income	27,841	13,040	11,337
Equity (loss) income in co-investments	(1,715)	670	7,820
Gain (loss) on early retirement of debt	(10)	4,750	3,997
Gain on sale of real estate	-	103	4,578
Income before discontinued operations	50,782	45,052	80,651
Income from discontinued operations	-	8,687	3,744
Net income	50,782	53,739	84,395
Net income attributable to noncontrolling interest	(14,848)	(16,631)	(22,255)
Net income attributable to controlling interest	35,934	37,108	62,140
Dividends to preferred stockholders	(2,170)	(4,860)	(9,241)
Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	-	49,952	-
Net income available to common stockholders	$33,764	$82,200	$52,899
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$1.14	$2.72	$1.96
Income from discontinued operations available to common stockholders	-	0.29	0.14
Net income available to common stockholders	$1.14	$3.01	$2.10

Weighted average number of shares outstanding during the year	29,667,064	27,269,547	25,205,367
Diluted:
Income before discontinued operations available to common stockholders	$1.14	$2.61	$1.95
Income from discontinued operations available to common stockholders	-	0.30	0.14
Net income available to common stockholders	$1.14	$2.91	$2.09

Weighted average number of shares outstanding during the year	29,734,383	29,746,614	25,346,520

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity, Noncontrolling Interest and Comprehensive Income
Years ended December 31, 2010, 2009 and 2008
(Dollars and shares in thousands)

							Distributions	Accumulated
	Series F					Additional	in excess of	other
	Preferred stock			Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares		Amount	Shares	Amount	capital	earnings	(loss) income	Interest	Total
Balances at December 31, 2007	1,000		25,000	24,877	3	877,632	(90,230)	(8,988)	281,187	1,084,604
Net income	-	--	-	-	-	-	62,140	-	22,255	84,395
Change in fair value of cash flow hedges and amortization of settlement of swaps	-		-	-	-	-	-	(66,436)	-	(66,436)
Comprehensive (loss) income										17,959
Issuance of common stock under
stock-based compensation plans	-	--	-	80	-	6,064	-	-	-	6,064
sale of common stock	-		-	1,209	-	142,751	-	-	-	142,751
Issuance of common stock in conjunction with:
Retirement of Series D Preferred	-	--	-	363	-	36,625	-	-	-	36,625
Retirement of common stock	-	--	-	(143)	-	(13,723)	-	-	-	(13,723)
Retirement of exchangeable bonds	-		-	-	-	(2,575)	-	-	-	(2,575)
Contribution from noncontrolling interest	-		-	-	-	-	-	-	10,500	10,500
Conversion/reallocation of noncontrolling interest	-	--	-	10	-	(2,790)	-	-	2,790	-
Redemptions of noncontrolling interest	-		-	-	-	-	-	-	(58,747)	(58,747)
Distributions to noncontrolling interest	-		-	-	-	-	-	-	(24,214)	(24,214)
Common and preferred stock dividends declared	-	--	-	-	-	-	(113,246)	-	-	(113,246)
Balances at December 31, 2008	1,000		25,000	26,396	3	1,043,984	(141,336)	(75,424)	233,771	1,085,998
Comprehensive income:
Net income	-		-	-	-	-	37,108	-	16,631	53,739
Changes in fair value of cash flow hedges and amortization of settlement swaps	-		-	-	-	-	-	39,354	3,534	42,888
Changes in fair value of marketable securities	-		-	-	-	-	-	11,864	1,066	12,930
Comprehensive income										109,557
Issuance of common stock under:
Stock option plans	-		-	62	-	943	-	-	-	943
Sale of common stock	-		-	2,741	-	198,511	-	-	-	198,511
Equity based compensation costs	-		-	-	-	6,859	-	-	276	7,135
Retirement of Series G Preferred	-		-	-	-	49,952	-	-	-	49,952
Retirement of common stock	-		-	(350)	-	(20,271)	-	-	-	(20,271)
Retirement of exchangeable bonds	-		-	-	-	(4,727)	-	-	-	(4,727)
Purchase of noncontrolling interest	-		-	-	-	-	-	-	-	-
Redemptions of noncontrolling interest	-		-	-	-	-	-	-	(12,725)	(12,725)
Distributions to noncontrolling interest	-		-	-	-	-	-	-	(22,108)	(22,108)
Common and preferred stock dividends declared	-		-	-	-	-	(118,724)	-	-	(118,724)
Balances at December 31, 2009	1,000		$25,000	28,849	$3	$1,275,251	$(222,952)	$(24,206)	$220,445	$1,273,541
Comprehensive income:
Net income	-		-	-	-	-	35,934	-	14,848	50,782
Reversal of unrealized gains upon the sale of marketable securities	-		-	-	-	-	-	(11,163)	(864)	(12,027)
Changes in fair value of cash flow hedges and amortization of settlement swaps	-		-	-	-	-	-	(46,817)	(3,620)	(50,437)
Changes in fair value of marketable securities	-		-	-	-	-	-	4,969	388	5,357
Comprehensive income										(6,325)
Issuance of common stock under:
Stock option plans	-		-	122	-	5,803	-	-	-	5,803
Sale of common stock	-		-	2,354	-	251,455	-	-	-	251,455
Equity based compensation costs	-		-	-	-	(260)	-	-	2,474	2,214
Retirement of exchangeable bonds	-		-	-	-	(434)	-	-	-	(434)
Contributions of noncontrolling interest	-		-	-	-	-	-	-	4,038	4,038
Redemptions of noncontrolling interest	-		-	-	-	(16,347)	-	-	(7,839)	(24,186)
Distributions to noncontrolling interest	-		-	-	-	-	-	-	(24,802)	(24,802)
Common and preferred stock dividends declared	-		-	-	-	-	(126,290)	-	-	(126,290)
Balances at December 31, 2010	1,000		$25,000	31,325	$3	$1,515,468	$(313,308)	$(77,217)	$205,068	$1,355,014

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	50,782	$53,739	$84,395
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(12,491)	(1,014)	-
Loss (gain) on early retirement of debt	10	(4,750)	(3,997)
Equity income in co-investments excluding gain on sales of real estate	1,715	(670)	(7,644)
Amortization of discount on exchangeable bonds	64	1,985	3,977
Amortization of discount on marketable securities	(3,714)	(3,605)	-
Amortization of deferred interest from settlement of swaps	1,422	198	38
Amortization of discount on notes receivables	(4,806)	-	-
Loss on derivative instruments - ineffectiveness	2,301	-	-
Gain on earnings from co-investment	-	(530)	-
Company's share of gain on the sales of real estate	-	(8,729)	(7,995)
Impairment loss and reserve for loan loss	-	13,084	650
Non-cash expense due to cancellation of outperformance plan	-	3,807	-
Depreciation and amortization	129,711	118,522	113,294
Amortization of deferred financing costs	3,227	2,964	3,001
Stock-based compensation	3,251	3,412	3,940
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,744)	(2,212)	(1,791)
Accounts payable and accrued liabilities	4,390	(2,728)	(7,491)
Other liabilities	2,412	114	864
Net cash provided by operating activities	175,530	173,587	181,241
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(279,607)	(16,000)	(87,533)
Improvements to recent acquisitions	(6,388)	(3,210)	(7,048)
Redevelopment	(14,096)	(25,812)	(48,941)
Revenue generating capital expenditures	(1,584)	(855)	(6,537)
Non-revenue generating capital expenditures	(29,278)	(25,722)	(25,205)
Acquisition of and additions to real estate under development	(155,267)	(120,844)	(124,126)
Dispositions of real estate	-	38,178	58,078
Changes in restricted cash and refundable deposits	(4,414)	11,995	(20,515)
Purchases of marketable securities	(49,974)	(116,402)	(83,261)
Sales and maturities marketable securities	102,039	22,964	60,915
Proceeds from tax investor	1,223	3,762	-
Purchases of and advances under notes and other receivables	(37,627)	(3,424)	(2,501)
Collections of notes and other receivables	1,855	15,728	5,695
Contributions to co-investments	(79,450)	(270)	(14,346)
Distributions from co-investments	41,700	954	10,302
Net cash used in investing activities	(510,868)	(218,958)	(285,023)
Cash flows from financing activities:
Borrowings under mortgage, notes payable and lines of credit	1,214,216	453,570	896,471
Repayment of mortgage and other, notes payable and lines of credit	(882,646)	(199,979)	(682,069)
Additions to deferred charges	(4,109)	(3,935)	(3,264)
Payments to settle derivative instruments	(81,282)	-	(3,083)
Retirement of exchangeable bonds	(5,396)	(161,084)	(49,258)
Retirement of common stock	-	(20,271)	(13,723)
Retirement of Series D preferred units, and Series G Preferred stock	-	(91,703)	(10,065)
Net proceeds from stock options exercised	4,765	943	4,884
Net proceeds from issuance of common stock	251,455	198,511	142,751
Contributions from noncontrolling interest	4,038	-	-
Distributions to noncontrolling interest	(24,795)	(22,108)	(24,214)
Redemption of noncontrolling interest	(24,186)	(12,720)	(13,205)
Common and preferred stock dividends paid	(123,629)	(117,102)	(109,490)
Net cash provided by financing activities	328,431	24,122	135,735
Net (decrease) increase in cash and cash equivalents	(6,907)	(21,249)	31,953
Cash and cash equivalents at beginning of year	20,660	41,909	9,956
Cash and cash equivalents at end of year	13,753	$20,660	$41,909

(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $9,486, $10,463 and $10,908capitalized in 2010, 2009 and 2008, respectively	$83,497	$81,878	$78,343
Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$170,940	$92,517	$103,750
Mortgage notes assumed in connection with purchases of real estate	$87,336	-	-
Note receivable settled when the company purchased the property securing..the note receivable	$25,750	-	-
Change in accrual of dividends	$2,655	$1,626	$3,603
Change in fair value of derivative liabilities for cash flow hedges	$1,907	$42,973	$64,201
Change in fair value of marketable securities	$6,670	$12,900	-
Change in construction payable	$1,304	$8,278	$13,240
Reclassification between stockholder's equity and noncontrolling interest resulting from conversions and equity transactions	-	-	$2,790
Mortgage notes assumed by buyer in connection with sales of real estate	-	-	$59,068
Land contributed by a partner in a consolidated joint venture	-	-	$10,500
Redemption of Series D Units for common stock	-	-	$36,625

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

(1) Organization

The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (the "Company"), which include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership," which holds the operating assets of the Company).

The Company is the sole general partner in the Operating Partnership with a 93.4% general partner interest and the limited partners owned a 6.6% interest as of December 31, 2010.  The limited partners may convert their Operating Partnership units into an equivalent number of shares of common stock.  Total Operating Partnership units outstanding were 2,200,907 and 2,398,479 as of December 31, 2010 and 2009, respectively, and the redemption value of the units, based on the closing price of the Company's common stock totaled $251.4 million and $200.6 million, as of December 31, 2010 and 2009, respectively.  The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

As of December 31, 2010, the Company owned or had ownership interests in 147 apartment communities, (aggregating 30,072 units), five commercial and commercial buildings, and two active development projects (collectively, the "Portfolio").  The communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation

The accounts of the Company, its controlled subsidiaries and the variable interest entities ("VIEs") in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated.

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), since the Company is the primary beneficiary of these variable interest entities ("VIEs").  The Company consolidates these entities because it is deemed the primary beneficiary.  As of December 31, 2009, the consolidated VIEs included an office building that is no longer a VIE.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $217.3 million and $168.0 million, respectively, as of December 31, 2010, and $237.9 million and $164.4 million, respectively, as of December 31, 2009.

The DownREIT VIEs collectively own twelve apartment communities in which Essex Management Company ("EMC") is the general partner, the Operating Partnership is a special limited partner, and the other limited partners were granted rights of redemption for their interests.  Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis.  Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements.  The other limited partners receive distributions based on the Company's current dividend rate times the number of units held.  Total DownREIT units outstanding were 1,096,871 and 1,129,205 as of December 31, 2010 and 2009 respectively, and the redemption value of the units, based on the closing price of the Company's common stock totaled $125.3 million and $94.5 million, as of December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within noncontrolling interest in the accompanying consolidated balance sheets.

Noncontrolling interest includes the 6.6% and 7.7% limited partner interests in the Operating Partnership not held by the Company at December 31, 2010 and 2009, respectively. These percentages include the Operating Partnership's vested long term incentive plan units (see Note 13).  The noncontrolling interest balance also includes the Operating Partnership's cumulative redeemable preferred units (see Note 11).

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2010 and 2009, the Company did not have any VIE's of which it was not deemed to be the primary beneficiary.

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

The Company capitalizes all costs incurred with the predevelopment, development or redevelopment of real estate assets or are associated with the construction or expansion of real property.  Such capitalized costs include land, land improvements, allocated costs of the Company's project management staff, construction costs, as well as interest and related loan fees, property taxes and insurance.  Capitalization begins for predevelopment, development, and redevelopment projects when activity commences.  Capitalization ends when the apartment home is completed and the property is available for a new resident or if the development activities are put on hold.

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

The Company performs the following evaluation for communities acquired:

(1)	Adjust the purchase price for any fair value adjustments resulting from such things as assumed debt or contingencies.
(2)	estimate the value of the real estate "as if vacant" as of the acquisition date;
(3)	allocate that value among land and building;
(4)	compute the value of the difference between the "as if vacant" value and the adjusted purchase price, which will represent the total intangible assets;
(5)	compute the value of the above and below market leases and determine the associated life of the above market/ below market leases;
(6)	compute the value of the at-market in-place leases or customer relationships, if any, and the associated lives of these assets.

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Such fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property's unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available.  Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell.  As of December 31, 2010 and 2009, no communities were classified as held for sale.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

During 2009, the Company wrote-off development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company.  The costs were included in impairment and other charges in the accompanying consolidated statement of operations.  No impairment charges were recorded in 2010 or 2008.

In the normal course of business, the Company will receive purchase offers for its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  The Company classifies real estate as "held for sale" when all criteria under the accounting standard for the disposals of long-lived assets have been met.  In accordance with the standard, the Company presents income and gains/losses on communities sold as discontinued operations. Real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.  (See Note 6 for a description of the Company's discontinued operations for 2010, 2009, and 2008).

(c) Co-investments

The Company owns investments in joint ventures ("co-investments") in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with the accounting standards.  Therefore, the Company accounts for these investments using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company's equity in earnings less distributions received and the Company's share of losses.

A majority of these co-investments compensate the Company for its asset management services and some of these investments may provide promote distributions if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote distributions are reflected in equity (loss) income in co-investments. There was no promote recognized in the accompanying consolidated statements of operations.

(d) Revenues and Gains on Sale of Real Estate

Revenues from tenants renting or leasing apartment units are recorded when due from tenants and are recognized monthly as they are earned, which is not materially different than on a straight-line basis.  Units are rented under short-term leases (generally, lease terms of 6 to 12 months) and may provide no rent for one or two months, depending on the market conditions and leasing practices of the Company's competitors in each sub-market at the time the leases are executed.   Revenues from tenants leasing commercial space are recorded on a straight-line basis over the life of the respective lease.

The Company recognizes gains on sales of real estate when a contract is in place, a closing has taken place, the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property.

(e) Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash balances relate primarily to reserve requirements for capital replacement at certain communities in connection with the Company's mortgage debt.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

(f)  Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board ("FASB") standard entitled "Fair Value Measurements and Disclosures" as discussed later in Note 2), and any unrealized gain or loss is recorded as other comprehensive income (loss).  There were no impairment charges for the years ended December 31, 2010, 2009 and 2008.  Realized gains and losses and interest income are included in interest and other income on the consolidated statement of operations.  Amortization of unearned discounts is included in interest income.

As of December 31, 2010, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of December 31, 2010, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost of $42.0 million.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

As of December 31, 2010 the Company classified the following marketable securities as available for sale (dollars in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value
Investment-grade unsecured bonds	$22,243	$4,403	$26,646
Investment funds - US treasuries	14,345	582	14,927
Common stock	8,638	112	8,750
Total	$45,226	$5,097	$50,323

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value
Investment-grade unsecured bonds	$110,338	$12,718	$123,056
Investment funds - US treasuries	12,040	(252)	11,788
Total	$122,378	$12,466	$134,844

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the years ended December 31, 2010 and 2009, the proceeds from sales of available for sale securities totaled $99.6 million and $12.7 million, respectively.  These sales all resulted in gains, which totaled $12.4 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively.  The Company did not sell any securities during the year ended December 31, 2008.

Contractual maturities of the marketable debt securities classified as available for sale as of December 31, 2010 were as follows:

Amount
Due in 1-5 years	$10,995
Due in 5-10 years	30,578
Total	$41,573

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

(h) Interest and Other Income

Interest income is generated primarily from cash balances and marketable securities as well as notes receivables.  Other income includes gains on sales of marketable securities and rental income from commercial buildings.  Other income also includes for 2008 rental income for RV parks and a manufactured housing community, all of which were sold during 2008. Total interest and other income are comprised of the following for the years ended December 31:

($ in thousands)	2010	2009	2008
Interest income	$15,350	$11,841	$4,817
Rental income	-	185	6,520
Gains on sales of marketable securities	12,491	1,014	-
	$27,841	$13,040	$11,337

(i) Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB's accounting standard for fair value measurements.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.

The Company uses Level 1 inputs for the fair values of its cash equivalents and investments in common stock and investment funds.  The Company uses Level 2 inputs for its investments in unsecured bonds, mortgage backed securities, notes receivable, notes payable, and derivatives.  These inputs include interest rates for similar financial instruments.  The Company's valuation methodology for derivatives is described in more detail in Note 9.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and other receivables from related parties, and notes and other receivables approximate fair value as of December 31, 2010 and December 31, 2009, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company's $1.56 billion and $1.36 billion of fixed rate debt at December 31, 2010 and 2009, respectively, to be $1.58 billion and $1.36 billion.  Management has estimated the fair value of the Company's $695.2 million and $490.6 million of variable rate debt at December 31, 2010 and 2009, respectively, is $672.8 million and $458.7 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of December 31, 2010 and 2009 due to the short-term maturity of these instruments.  Marketable securities, except for mortgage backed securities, and derivative liabilities are carried at fair value as of December 31, 2010 and 2009, as discussed above and in Note 9.

(j) Interest Rate Protection, Swap, and Forward Contracts

The Company uses interest rate swaps and interest rate cap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of  forward starting interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  The Company records all derivatives on its consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.   Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

For derivatives not designated as hedges, changes in fair value are recognized in earnings.  All of the Company's forward starting interest rate swaps and caps are considered cash flow hedges.  The Company did not have any fair value hedges during the years end December 31, 2010, 2009 and 2008.

The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily used interest rated forward-starting swaps as part of its cash flow hedging strategy.  The Company was hedging its exposure to the variability in future cash flows for a portion of its forecasted transactions.   All but $20.0 million of the forward starting interest rate swaps have been settled as of December 31, 2010.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

(k) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(l) Income Taxes

Generally in any year in which the Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code (the "IRC"), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below has been made in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 2010, as the Company has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude the Company from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. The activities and tax related provisions, assets and liabilities are not material.  The status of cash dividends distributed for the years ended December 31, 2010, 2009, and 2008 related to common stock, Series F, and Series G preferred stock are classified for tax purposes as follows:

	2010	2009	2008
Common Stock
Ordinary income	82.46%	79.82%	98.95%
Capital gain	5.61%	15.76%	1.05%
Unrecaptured section 1250 capital gain	0.00%	4.42%	0.00%
Return of capital	11.93%	0.00%	0.00%
	100.00%	100.00%	100.00%

	2010	2009	2008
Series F and G Preferred stock
Ordinary income	93.63%	79.82%	98.95%
Capital gains	6.37%	15.76%	1.05%
Unrecaptured section 1250 capital gain	0.00%	4.42%	0.00%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

(m) Preferred Stock

The Company's Series G Cumulative Convertible Preferred Stock (" Series G Preferred Stock")  contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur.  The redemption under these provisions is not solely within the Company's control, thus the Company has classified the Series G Preferred Stock as temporary equity in the accompanying consolidated balance sheets.

The Company's Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock") contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur.  The redemption under these provisions is within the Company's control, and thus the Company has classified the Series F Preferred Stock as permanent equity in the accompanying consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

(o) Accounting Estimates and Reclassifications

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles ("GAAP"), requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate portfolio, its investments in and advances to joint ventures and affiliates, its notes receivable and its qualification as a REIT.  The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Reclassifications for impairment and other charges, and general and administrative expenses  have been made to prior year statements of operations balances in order to conform to the current year presentation.  Such reclassifications have no impact on reported earnings, total assets or total liabilities.

(p) New Accounting Standards

In June 2009, the FASB issued an accounting standard entitled, "Amendments to FASB Interpretation No. 46(R)", that amends existing standards, which among other things, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  The Company adopted the standard on January 1, 2010 and there was no impact on the Company's consolidated financial statements.

(3) Real Estate Investments

(a) Sales of Real Estate investments

No communities were sold or held for sale during the year ended December 31, 2010.

(b) Acquisitions of Real Estate

The Company purchased eleven communities for approximately $456.3 million during the year ended December 31, 2010.  During the fourth quarter of 2010 the company purchased Santee Court, a 165-unit apartment community located in Los Angeles, California for $31.1 million and Courtyard off Main, a 110-unit community located in Bellevue, Washington for $30.0 million.  The Company also acquired Allegro, a 97-unit condominium development located in the Los Angeles, California area for $29.9 million that is being operated as an apartment community; and Corbella at Juanita Bay, a 169-unit apartment community located in Kirkland, Washington for $23.4 million.  The Company also purchased Anavia, 250-unit condominium property that is being operated as an apartment community for an undisclosed amount, and 416 on Broadway, a 115-unit condominium property that will be operated as an apartment community located in Glendale, California for $43.0 million.

During the third quarter of 2010, the Company acquired 101 San Fernando, a 323-unit apartment community located in San Jose, California for $64.1 million, and The Commons, a 264-unit community located in Campbell, California for $42.5 million.   The Company also acquired Bella Villagio, a 231-unit community located in San Jose, California for $54.0 million, and Muse, a 152-unit apartment community under development located in the North Hollywood Arts District of Los Angeles, California for $39.1 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

During the second quarter of 2010, the Company acquired Eagle Rim, a 156-unit community located in Redmond, Washington for $18.6 million.

During the fourth quarter of 2009, the Company acquired Axis 2300, a 115-unit condominium development project in Irvine, California for $27.0 million.  The Company also acquired Regency at Encino, a 75-unit community located in Encino, California for $16.0 million.

(c) Co-investments

The Company has joint venture investments in co-investments which are accounted for under the equity method.  The joint ventures own and operate apartment communities.  During the third quarter of 2010, the Company invested $12.0 million as a preferred equity interest investment in a related party entity that owns a 768-unit apartment community in Anaheim, California.

During the first quarter of 2010, the Company entered into a joint venture that acquired Essex Skyline at MacArthur Place, a new 349-unit high rise condominium project that will be operated as an apartment community.  The property is located in Santa Ana, California and the acquisition price was $128 million.  The Company acquired a 50% interest in the joint venture and accounts for this co-investment on the equity method, and the Company earned a fee of $0.5 million for the acquisition of the property.  The Company will receive management fees and may earn a promoted interest if certain financial hurdles are achieved by the joint venture for the management and sale of the property.

Essex Apartment Value Fund II, L.P. ("Fund II"), has eight institutional investors combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized debt as leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company's targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area.  As of October 2006, Fund II was fully invested and closed for any future acquisitions or development.  As of December 31, 2010, Fund II owned fourteen apartment communities. No communities have been sold by Fund II.

During 2006, the Company made a contribution to a development joint venture totaling $3.4 million and through 2009 the Company made additional contributions and capitalized costs to this joint venture totaling $2.4 million for a total investment of $5.8 million.  This joint venture was to obtain entitlements and make option payments towards the purchase of land parcels in Marina del Rey, California for a proposed development project.  During the first quarter of 2009, the Company wrote-off its investment in the joint venture development project of $5.8 million, and the write-off of these costs is included in impairment and other charges in the accompanying consolidated statements of operations.

During January 2008, the Company collected $7.5 million in connection with the return of its remaining interest in the Mountain Vista Apartments, LLC joint venture and recognized income of $6.3 million from its preferred interest.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

The carrying values of the Company's co-investments as of December 31, 2010 and 2009 are as follows:

	2010	2009
($ in thousands)
Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$66,000	$70,283
Membership interest in a limited liability company that owns Essex Skyline at MacArthur Place	29,187	-
Preferred interest in a related party limited liability company that owns
Madison Park at Anaheim	12,014	-
	107,201	70,283
Investments accounted for under the cost method of accounting:
Series A and B-2 Preferred Stock interests in Multifamily Technology Solutions, Inc.	639	500
Total co-investments	$107,840	$70,783

The combined summarized financial information of co-investments, which are accounted for under the equity method, is as follows:

	December 31,
($ in thousands)	2010	2009
Balance sheets:
Rental properties and real estate under development	$750,808	$489,352
Other assets	15,864	30,458
Total assets	$766,672	$519,810

Mortgage notes payable	$450,693	$312,859
Other liabilities	7,076	6,645
Partners' equity	308,903	200,306
Total liabilities and partners' equity	$766,672	$519,810

Company's share of equity	$107,201	$70,283

	Years ended
	December 31,
	2010	2009	2008
Statements of operations:
Property revenues	$54,699	$47,201	$46,879
Property operating expenses	(24,098)	(18,450)	(17,353)
Net operating income	30,601	28,751	29,526

Interest expense	(13,619)	(10,805)	(12,210)
General and administrative	(709)	(294)	(268)
Depreciation and amortization	(20,850)	(15,656)	(13,926)
Net (loss) income	$(4,577)	$1,996	$3,122

Company's share of net (loss) income	(1,715)	670	1,502
Company's preferred interest/gain - Mt. Vista	-	-	6,318

Company's share of net (loss) income	$(1,715)	$670	$7,820

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

(d) Real Estate Under Development

The Company defines real estate under development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2010, the Company had two active development projects comprised of 436 units for an estimated cost of $170.9 million, of which $53.6 million remains to be expended.

The Company defines the predevelopment pipeline as new communities in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of December 31, 2010, the Company had three development communities aggregating 1,126 units that were classified as predevelopment projects.  The Company had incurred $82.0 million in costs for the predevelopment properties at December 31, 2010.  The Company owns land in various stages of entitlement that is being held for future development or sale aggregating 251 units as of December 31, 2010.  The Company had incurred $18.2 million in costs related to this land held for future development or sale.

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2009 and 2008 ($ in thousands):

	2010	2009

Note receivable, secured, bearing interest at LIBOR + 4.8%, due March 2011	$7,331	$7,317
Note receivable, secured, bearing interest at 6.5%, due August 2011	3,221	3,199
Note receivable, secured, bearing interest at 8.0%, due November 2011	971	971
Note receivable, secured, bearing interest at LIBOR + 3.8%, due December 2012	10,930	12,551
Note receivable, secured, bearing interest at LIBOR + 8.0%, due December 2012	6,513	6,742
Note receivable, secured, bearing interest at 6.3%, due June 2017	16,708	-
Other receivables	3,770	5,525
	$49,444	$36,305

In the fourth quarter 2010, the Company purchased a mortgage note receivable at a discount to par value for $16.6 million secured by Reserve Lofts, a 78-unit condominium community operated as a rental property,  located in Los Angeles, California.  Amounts outstanding under the terms of the loan totaled $19.2 million.  The loan bears interest at 6.3% and matures in 2017; however interest income is recorded based on the effective yield, which is higher than the coupon interest rate due to the fact that the note was purchased at a discount. Also during the fourth quarter the maturity of the loan secured by Emeryville Marketplace, a mixed use commercial property located in Emeryville, California was extended until December 2012 and the interest rate of the note was increased to LIBOR + 8.0%.

In the second quarter of 2010, the Company purchased a loan secured by the Santee Court located in Los Angeles, California. This $25.7 million loan was purchased at a discount for $21.0 million.  In late October, the Company purchased the property for $31.1 million in a multiple bid process.

In the second quarter of 2010, the borrower on the bridge loan secured by 301 Ocean Avenue a 47-unit apartment community located in Santa Monica, California made a principal payment of $1.6 million and the Company extended the maturity of the loan until December 2012 and the interest rate of the note was increased to LIBOR + 3.8%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

(5) Related Party Transactions

Management and other fees from affiliates is comprised of asset management, property management, development and redevelopment fees from Fund II and property management and acquisistion fees for Skyline at MacArthur Place.  These fees to affiliates total $4.6 million, $4.3 million, and $5.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company's Chairman and founder, Mr. George Marcus, is the Chairman of The Marcus & Millichap Company ("TMMC"), which owns a real estate brokerage firm.  During the years ended December 31, 2010 and 2009, the Company did not pay brokerage commissions to TMMC, for the year ended December 31, 2008, the Company paid brokerage commissions totaling $0.2 million to TMMC on the purchase and sales of real estate.   In 2008, the Company received $7.5 million from an investment held in an affiliate of TMMC and recognized $6.3 million of preferred income which is included in equity (loss) income from co-investments.  All of these fees are net of intercompany amounts eliminated by the Company.

During the second quarter of 2010, the independent directors approved the partial redemption for cash by the Operating Partnership of limited Operating Partnership units that were held by Mr. Marcus, at $106.76 per unit representing a 2% discount from the closing price of the Company's common stock on May 17, 2010.  The Operating Partnership purchased 187,334 units from Mr. Marcus.  Under the Operating Partnership's partnership agreement, limited partnership units are exchangeable on a one-for-one basis into shares of the Company's common stock, or at the Company's option, for cash.

During the third quarter of 2010, the Company invested $12.0 million as a preferred equity interest investment in a related party entity that owns a 768-unit apartment community in Anaheim, California.  The entity that owns the property is an affiliate of TMCC.  The Company's independent directors approved the investment in this entity.  The preferred return for this investment during the first five years is 13% per annum, and the preferred return increases to 15% thereafter.

An Executive Vice President of the Company invested $4.0 million for a 6% limited partnership interest in a partnership with the Company that acquired a 50% interest in a limited liability company that acquired Essex Skyline at MacArthur Place.  The Executive Vice President's investment is equal to a pro-rata share of the contributions, and distributions resulting from distributable cash generated by Essex Skyline at MacArthur Place will be calculated in the same manner as the calculation of distributions to the third party investor.  The Executive Vice President does not participate in any promote interest or fees paid to the Company by the Essex Skyline at MacArthur Place joint venture.

(6) Discontinued Operations

No communities were sold or held for sale for the year ended December 31, 2010.

During 2009, the Company sold 5 communities including, Maple Leaf, Spring Lake, Mountain View, Carlton Heights Villas and Grand Regency totaling 353 units for $38.0 million resulting in a gain of $8.7 million.

During 2008, the Company sold 6 communities including, Coral Gardens, Green Valley, Cardiff by the Sea Apartments, St. Cloud Apartments, Circle recreational vehicle ("RV") park, and Vacationer RV park, totaling 1,297 units for $118.5 million resulting in a recognized gain of $6.1 million.  The gain on sale of $0.8 million resulting from the sale of Vacationer was deferred due to the fact the Company loaned $4.1 million to the buyer at a fixed rate of 6.5% due in August 2011.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Except for the RV Parks, the Company has recorded the gains and operations for these various assets sold described above as part of discontinued operations in the accompanying consolidated statements of operations.  The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above.

($ in thousands)	2009	2008

Revenues	$1,991	$11,526

Property operating expenses	(752)	(5,396)
Depreciation and amortization	(495)	(3,593)
Expenses	(1,247)	(8,989)

Income from real estate sold	744	2,537

Interest expense, secured mortgage debt	-	(2,210)
Gain on sale of real estate	8,626	3,417
	8,626	1,207
Internal disposition costs	(683)	-
Income from discontinued operations	$8,687	$3,744

(7) Mortgage Notes Payable and Exchangeable Bonds

Mortgage notes payable and exchangeable bonds consist of the following as of December 31, 2010 and 2009:

($ in thousands except per share amounts)	2010	2009

Mortgage notes payable, secured by deeds of trust, bearing interest at ranges ranging from 3.7% to 7.0% as of December 31, 2010 principal and interest payments due monthly, and maturity dates ranging from June 2011 through January 2021	$1,563,513	$1,351,953
Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 2.0% at December 2010 and 2.1% at December 2009), plus credit enhancement and underwriting fees ranging from approximately1.2% to 1.9%. The bonds are primarily convertible to a fixed rate at the Company's option. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from June 2011 through December 2039.  Of these bonds $191.9 million are subject to various interest rate cap agreements which limit the maximum interest rate to such bonds
	269,232	251,596

Exchangeable bonds, unsecured obligations of the Operating Partnership and guaranteed by the Company, bearing interest at 3.625% per year. The remaining bonds were repurchased in 2010	-	4,893
	$1,832,745	$1,608,442

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

The aggregate scheduled principal payments of mortgage notes payable are as follows:

($ in thousands)
2011	$92,911
2012	40,594
2013	217,610
2014	79,331
2015	71,622
Thereafter	1,330,677
$1,832,745

For the Company's mortgage notes payable as of December 31, 2010, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $6.7 million and $1.5 million, respectively.  Second deeds of trust accounted for $103.9 million of the $1.8 billion in mortgage notes payable as of December 31, 2010.  Repayment of debt before the scheduled maturity date could result in prepayment penalties.  The prepayment penalty on the majority of the Company's mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the mortgage note payable which is calculated by multiplying the principal being prepaid by the difference between the interest rate of the mortgage note and the stated yield rate on a specified U.S. treasury security as defined in the mortgage note agreement.  (See Schedule III for a list of mortgage loans related to each community in the Company's Portfolio.)

The Company has elected the fair value option for tax-exempt bonds assumed during 2010.  The initial fair value was $35.2 million and the fair value as of December 31, 2010 was $32.9 million.  The change in fair value of the debt is offset by the change in value of the total return swap for this debt.  This total return swap is discussed in Note 9.

In the fourth quarter of 2010 the Company entered into a 10-year $207.2 million term credit facility with Fannie Mae secured by seven communities at a fixed rate of 4.3%.  Interest expense is recorded on the debt at an effective interest rate of 7.0% as a result of settlement of forward-starting swaps.  Communities may be substituted or released from the facility based on certain loan to value and debt service coverage ratios, as defined in the credit facility agreement.  Existing loans totaling $99.0 million at an average fixed rate of approximately 6.9% were paid-off during the fourth quarter.

The Company has repurchased the remaining $4.9 million of the exchangeable bonds during 2010 and recognized a loss of $10 thousand in 2010.  Gains of $4.8 million and $4.0 million for the years ended December 31, 2009 and 2008, respectively, were recognized for exchangeable bonds repurchased in those years.

(8) Lines of Credit

The Company has two outstanding lines of credit aggregating $525.0 million as of December 31, 2010.  The Company had a $200.0 million unsecured line of credit which was amended in October 2010 to $275 million with an accordion option to $350 million.  As of December 31, 2010 there was $176.0 million of outstanding borrowings under this unsecured line at an average interest rate of 3.1%.  The underlying interest rate on the $275.0 million line is based on a tiered rate structure tied to an S&P rating on the credit facility, which was amended in October from LIBOR plus 3.0% to LIBOR plus 2.4%.  This facility matures in December 2011 with two one-year extensions, exercisable by the Company.  The Company also has a $250.0 million credit facility from Freddie Mac, which matures in December 2013.  This line is secured by eleven apartment communities.  As of December 31, 2010, the Company had $250.0 million outstanding under this line of credit at an average interest rate of 1.4%. The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

The line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the line of credit covenants as of December 31, 2010 and 2009.

(9) Derivative Instruments and Hedging Activities

Currently, the Company uses forward starting interest rate swaps and interest rate cap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.

As of December 31, 2010, the Company had one forward-starting interest rate swap contract with a notional amount of $20.0 million and an interest rate of 5.3% and settlement date of October 2011.  This derivative qualifies for hedge accounting as it is expected to economically hedge the cash flows associated with future financing of debt in 2011.  As of December 31, 2010 the Company also had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company's exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company's $213.3 million of tax exempt variable rate debt.  The carrying value of the forward-starting interest rate swap contract was a liability of $2.9 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.3 million.

During 2010, the Company settled $355 million in forward-starting swap contracts for $81.3 million which was applied to 10-year mortgage loans obtained in 2010.  The settlement of the forward-starting swaps increased the average effective interest rate on these mortgage loans to 6.8%.   During 2010, the Company incurred $2.3 million in expense related to the ineffectiveness of certain of the settled forward-starting swap hedges, which is included in impairment and other charges in the accompanying consolidated statement of operations for the year ended December 31, 2010.  No hedge ineffectiveness on cash flow hedges was incurred during the years ended December 31, 2009 and 2008.

During July 2010, the Company entered into a swap transaction (the "Swap") with respect to $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community (the "Bonds") with Citibank, N.A. ("Citibank").  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company's consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing in one year and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of December 31, 2010, the fair value of the swap was a liability of $3.0 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

(10) Lease Agreements

The Company is a lessor for three commercial buildings and the commercial portions of 19 mixed use communities. The tenants' lease terms expire at various times through 2024.  The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31 is summarized as follows:

($ in thousands)	Future Minimum Rent
2011	$7,032
2012	5,645
2013	4,004
2014	3,884
2015	3,200
Thereafter	10,412
$34,177

(11) Equity and Noncontrolling Interest Transactions

Preferred Securities Offerings

As of December 31, 2010, the Company, either directly or through the Operating Partnership, has the following cumulative preferred securities outstanding:

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

In September 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock") at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares.  The shares pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and are redeemable by the Company on or after September 23, 2008.  The shares were issued pursuant to the Company's existing shelf registration statement.

During the third quarter of 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock ("Series G Preferred Stock") for gross proceeds of $149.5 million.  Holders may convert Series G Preferred Stock into shares of the Company's common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into that number of shares of common stock at the then prevailing conversion rate.  During the year ended December 31, 2009, the Company repurchased $145.0 million of Series G Preferred Stock at a discount to par value of $50.0 million.  As of December 31, 2010, shares of Series G Preferred Stock with an aggregate liquidation value of $4.5 million were outstanding.

Series B Units can be redeemed at the Company's option.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Common Stock Offerings

For the year ended December 31, 2010, the Company issued 2.4 million shares of common stock at an average price of $108.39, for $251.4 million, net of fees and commissions.  During 2009 and 2008, the Company issued and sold 2.7 million and 1.2 million shares of common stock for $198.5 million and $142.8 million, net of fees and commissions, respectively.  The Company used the net proceeds from such sales to pay down debt, repurchase preferred stock, fund redevelopment and development pipelines, fund acquisitions, invest in marketable securities, and for general corporate purposes.

Common Stock Repurchases

In August 2007, the Company's Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  During January 2008, the Company repurchased and retired 143,400 shares of its common stock for approximately $13.7 million.  During February 2009, the Company repurchased and retired 350,000 shares of its common stock for approximately $20.3 million at an average stock price of $57.89.   The Company did not repurchase or retire any common stock for the year ended December 31, 2010.

(12) Net Income Per Common Share

Basic and diluted income from continuing operations per share are calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2010			2009			2008
		Weighted-	Per		Weighted-	Per		Weighted-	Per
		average	Common		average	Common		average	Common
		Common	Share		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$33,764	29,667,064	$1.14	$74,229	27,269,547	$2.72	$49,340	25,205,367	$1.96
Income from discontinued operations	-	29,667,064	-	7,971	27,269,547	0.29	3,559	25,205,367	0.14
available to common stockholders	33,764		1.14	82,200		3.01	52,899		2.10

Effect of Dilutive Securities (1)	-	67,319		4,224	2,477,067		-	141,153

Diluted:
Income from continuing operations available to common stockholders (1)	$33,764			74,229			$49,340
Add: noncontrolling interests OP unitholders (2)	-			3,508			-
Adjusted income from continuing operations available to common stockholders (1)	33,764	29,734,383	$1.14	77,737	29,746,614	$2.61	49,340	25,346,520	$1.95
Income (loss) from discontinued operations available to common stockholders	-			7,971			3,559
Add: noncontrolling interests OP unitholders (2)	-			716			-
Adjusted income from discontinued operations available to common stockholders	-	29,734,383	-	8,687	29,746,614	0.30	3,559	25,346,520	0.14
	$33,764		$1.14	$86,424		$2.91	$52,899		$2.09

(1)
Weighted convertible limited partnership units of 2,293,886 and 2,461,426, which include vested Series Z incentive units, for the years ended December 31, 2010 and 2008, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  Weighted convertible limited partnership units of 2,447,751, which include vested Series Z incentive units, for the year ended December 31, 2009 were included in the determination of diluted EPS because they were dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Holders of the exchangeable bonds could exchange, at the then applicable exchange rate, the bonds for cash and, at Essex's option, a portion of the bonds may be exchanged for Essex common stock; the original exchange rate was $103.25 per share of Essex common stock.  During the year ended December 31, 2010 the Company repurchased the remaining outstanding exchangeable bonds.  During the year ended December 31, 2009, the weighted average common stock price did not exceed the strike price (which was $101.07 as of December 31, 2009) and therefore common stock issuable upon exchange of the exchangeable notes was not included in the diluted share count as the effect was anti-dilutive.  December 31, 2008, the weighted average common stock price exceeded the strike price of $103.25 and therefore common stock issuable upon exchange of the exchangeable notes was included in the diluted share count as the effect was dilutive.  The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 123,164; 260,736; and 150,369 for the years ended December 31, 2010, 2009, and 2008, respectively, were not included in the diluted earnings per share calculation because the exercise price of these options were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the years ended 2010, 2009, and 2008 respectively, as the effect was anti-dilutive.

(2)
For the year ended December 31, 2009, net income allocated to convertible limited partnership units including vested Series Z units have been included in income available to common stock holders for the calculation of net income per common share since these units are included in the diluted weighted average common shares for the that year as discussed in (1) above.

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

Stock-based compensation expense for options and restricted stock under the fair value method totaled $1.0 million and $1.2 million for years ended December 31, 2010 and December 31, 2009 and 2008 respectively.  Stock-based compensation capitalized for options and restricted stock totaled $0.2 million for each of the years ended December 31, 2010, 2009 and 2008.  The intrinsic value of the options exercised totaled $2.9 million, $0.5 million, and $4.2 million, for the years ended December 31, 2010, 2009 and 2008, respectively.  The intrinsic value of the options outstanding and fully vested totaled $7.7 million, $4.1 million, and $3.7 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Total unrecognized compensation cost related to unvested share-based compensation granted for stock options totaled $0.4 million as of December 31, 2010.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 to 6 years for the stock option plans.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

The average fair value of stock options granted for the years ended December 31, 2010 and 2009 was $18.39 and $5.24, respectively.  No stock options were granted during 2008.  The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2010	2009
Stock price	$107.21	$66.05-$84.90
Risk-free interest rates	3.50%	4.58%
Expected lives	10 years	10 years
Volatility	22.00%	20.00%
Dividend yield	3.85%	4.85%

A summary of the status of the Company's stock option plans as of December 31, 2010, 2009, and 2008 and changes during the years ended on those dates is presented below:

	2010		2009		2008
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	378,542	$82.08	393,443	$80.63	493,703	$79.83
Granted	18,214	107.21	32,259	76.68	-	-
Exercised	(78,381)	63.97	(18,407)	38.31	(78,000)	62.62
Forfeited and canceled	(17,733)	105.40	(28,753)	85.11	(22,260)	97.38
Outstanding at end of year	300,642	88.11	378,542	82.02	393,443	80.63

Options exercisable at year end	265,770	86.28	329,909	81.37	285,128	74.28

The following table summarizes information about stock options outstanding as of December 31, 2010, 2009 and 2008:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of December 31, 2010	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of December 31, 2010	Weighted- average exercise price
$46.98 - 71.30	67,602	2.9 years	$56.54	67,602	$56.54
72.20 - 125.84	228,790	5.8 years	96.66	194,768	95.83
126.73 - 132.62	4,250	6.1 years	130.19	3,400	130.19
	300,642	5.1 years	88.11	265,770	86.28

During 2010, 2009, and 2008 the Company issued 14,415, 18,954, and 18,122 shares of restricted stock, respectively.  The unrecognized compensation cost granted under the restricted stock program of $3.6 million as of December 31, 2010 is expected to be recognized straight-line over a period of 7 years.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

The following table summarizes information about restricted stock outstanding as of December 31, 2010, 2009 and 2008 and changes during the years ended:

	2010		2009		2008
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	37,727	$99.43	30,304	$119.31	17,178	$123.23
Granted	14,415	109.62	18,954	75.77	18,122	116.01
Vested	(6,126)	102.27	(5,647)	108.49	(2,262)	123.58
Forfeited and canceled	(1,139)	93.92	(5,884)	116.89	(2,734)	118.58
Unvested at end of year	44,877	102.46	37,727	99.43	30,304	119.31

Long Term Incentive Plan – Z Units

The Company has adopted an incentive program involving the issuance of Series Z Incentive Units and Series Z-1 Incentive Units (collectively referred to as "Z Units") of limited partnership interest in the Operating Partnership.  Vesting in the Z Units is based on performance criteria established in the plan.  The criteria can be revised at the beginning of the year by the Board's Compensation Committee if the Committee deems that the plan's criterion is unachievable for any given year.   The sale of Z Units is contractually prohibited.  Z Units are convertible into Operating Partnership units which are exchangeable for shares of the Company's common stock that may have marketability restrictions.  The estimated fair value of a Z Unit is determined on the grant date and considers the company's current stock price, the dividends that are not paid on unvested units and a marketability discount for the 8 to 15 years of illiquidity.  Compensation expense is calculated by multiplying estimated vesting increases for the period by the estimated fair value as of the grant date less its $1.00 purchase price.

Stock-based compensation expense for Z Units under the fair value method totaled approximately $2.3 million for the year ended December 31, 2010 and $1.5 million for each of the years ended December 31, 2009 and 2008.  Stock-based compensation capitalized for Z Units totaled approximately $0.6 million, $0.4 million and $0.6 million, for the years ended December 31, 2010, 2009 and 2008, respectively.  The intrinsic value of the Z Units unvested totaled $22.0 million as of December 31, 2010.  Total unrecognized compensation cost related to Z Units unvested under the Z Units plans totaled $7.2 million as of December 31, 2010.  The unamortized cost is expected to be recognized over the next 2 to 10 years subject to the achievement of the stated performance criteria.

The issuance of Z Units is administered by the Compensation Committee which has the authority to select participants and determine the awards to be made up to a maximum of 600,000 Z Units.  For Z units issued prior 2010, the conversion ratchet (accounted for as vesting) of the Z Units into common units, will increase by up to 10% (up to 20% in certain circumstances following their initial issuance) effective January 1 of each year for each participating executive who remains employed by the Company if the Company has met a specified "funds from operations" per share target, or such other target as the Compensation Committee deems appropriate, for the prior year, up to a maximum conversion ratchet of 100%.  Z units issued in 2010 are discussed below.  The Operating Partnership has the option to redeem Z Units held by any executive whose employment has been terminated with either common units of the Operating Partnership or shares of the Company's common stock based on the then-effective conversion ratchet.

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
December 31, 2010, 2009 and 2008

During 2005, the Operating Partnership issued 89,999 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit.

During 2010, the Operating Partnership issued 108,000 Series Z-1 Incentive Units (the "2010 Z-1 Units") of limited partner interest to twenty executives of the Company in exchange for cash from seven executive officers of the Company, and a capital commitment from the remaining thirteen executives of $1.00 per 2010 Z-1 Unit.  The 2010 Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2025.  The conversion ratchet (accounted for as vesting) of the 2010 Z-1 Units into common units, will increase to 20 percent effective January 1, 2011 if the Company achieves the FFO target of $4.75 per diluted share in 2010.  Each year thereafter, vesting of the 2010 Z-1 Units will be consistent with the Company's annual FFO growth, but is not to be less than zero or greater than 14 percent.  The 2010 Z-1 Unit holders are entitled to receive 10 percent of dividends distributed to common stockholders in 2010, and if the Company achieves the FFO target of $4.75 per diluted share in 2010, the 2010 Z-1 Unit holders will be entitled to 25 percent of annual dividends paid in 2011.  Each year thereafter, the percent of distributions received by the 2010 Z-1 Unit holders will increase by the same percentage amounts that the 2010 Z-1 Units vesting increases, provided that once the 2010 Z-1 Units holders receive distributions of 30 percent, such distribution percentage will not increase further until the 2010 Z-1 Unit vesting is at the 30 percent level.  Once such vesting percentage is at the 30 percent level, subsequent distributions for the 2010 Z-1 Unit holders will be equal to the vesting percentage of the 2010 Z-1 Units.

The following table summarizes information about the Z Units outstanding as of December 31, 2010 ($ in thousands):

	Long Term Incentive Plan - Z Units
	Total Vested Units	Total Unvested Units	Aggregate Intrinsic Value of Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted-average Remaining Contractual Life
Balance, December 2007	213,205	199,747	$15,963	412,952	$39.36	10.2 years
Vested	37,723	(37,723)		-
Balance, December 2008	250,928	162,024	17,723	412,952	39.36	9.2 years
Vested	37,723	(37,723)		-
Balance, December 2009	288,651	124,301	8,984	412,952	39.36	8.2 years
Granted	-	108,000		108,000
Vested	37,629	(37,629)		-
Balance, December 2010	326,280	194,672	$22,041	520,952	$54.15	11.2 years

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
($ in thousands)	2010	2009	2008
Revenues:
Southern California	$205,417	$206,168	$207,694
Northern California	127,302	121,581	119,886
Seattle Metro	70,348	71,060	70,348
Other real estate assets	8,114	8,255	5,340
Total property revenues	$411,181	$407,064	$403,268

Net operating income:
Southern California	$135,069	$137,349	$142,134
Northern California	82,288	80,273	78,528
Seattle Metro	43,006	44,604	46,614
Other real estate assets	5,312	5,127	3,575
Total net operating income	265,675	267,353	270,851

Depreciation and amortization:
Southern California	(56,587)	(53,932)	(50,556)
Northern California	(42,730)	(37,714)	(34,844)
Seattle Metro	(25,427)	(22,813)	(19,014)
Other real estate assets	(4,967)	(3,568)	(5,287)
	(129,711)	(118,027)	(109,701)
Interest Expense:
Southern California	(41,126)	(36,682)	(31,576)
Northern California	(30,542)	(29,699)	(24,157)
Seattle Metro	(11,533)	(10,782)	(9,159)
Other real estate assets	(4,384)	(8,853)	(20,171)
	(87,585)	(86,016)	(85,063)

Management and other fees from affiliates	4,551	4,325	5,166
General and administrative	(25,962)	(28,062)	(27,684)
Impairment and other charges	(2,302)	(13,084)	(650)
Interest and other income	27,841	13,040	11,337
Gain (loss) on early retirement of debt	(10)	4,750	3,997
Equity (loss) income in co-investments	(1,715)	670	7,820
Gain on sale of real estate	-	103	4,578

Income before discontinued operations	$50,782	$45,052	$80,651

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Total assets for each of the reportable operating segments are summarized as follow as of December 31, 2010 and 2009:

($ in thousands)	As of December 31,
Assets:	2010	2009
Southern California	$1,428,264	$1,239,657
Northern California	1,119,555	923,103
Seattle Metro	560,463	417,708
Other real estate assets	80,726	82,998
Net reportable operating segments - real estate assets	3,189,008	2,663,466
Real estate under development	217,531	274,965
Co-investments	107,840	70,783
Cash and cash equivalents, including restricted cash	35,694	37,934
Marketable securities	92,310	134,844
Notes and other receivables	49,444	36,305
Other non-segment assets	41,060	36,340
Total assets	$3,732,887	$3,254,637

(15) 401(k) Plan

The Company has a 401(k) benefit plan (the "Plan") for all full-time employees who have completed six months of service. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code.  The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their contribution up to a specified maximum.  Company contributions to the Plan were approximately $0.3 million, $0.2 million, and $0.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

(16) Commitments and Contingencies

At December 31, 2010, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080.  Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under land leases and operating leases, are approximately $1.6 million per year for the next five years.

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the financial statements, the Company will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue appropriate liability for remediation and other potential liability. The Company will consider whether such occurrence results in an impairment of value on the affected property and, if so, impairment will be recognized.

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

The Company may enter into transactions that could require the Company to pay the tax liabilities of the partners in the Operating Partnership or in the DownREIT entities.  These transactions are within the Company's control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code the Company can provide no assurance that it will be able to do so and if such tax liabilities were incurred they may to have a material impact on the Company's financial position.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

There have been a number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.  As of December 31, 2010, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

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

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

(17) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for 2010 and 2009 ($ in thousands, except per share and dividend amounts):

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31	September 30	June 30	March 31
2010:
Total property revenues	$108,038	$103,822	$99,614	$99,707

Income before discontinued operations	$8,628	$10,426	$13,869	$17,859

Net income	$8,628	$10,426	$13,869	$17,859
Net income available to common stockholders	$4,778	$6,377	$9,482	$13,127
Per share data:
Net income:
Basic	$0.16	$0.21	$0.32	$0.45

Diluted	$0.16	$0.21	$0.32	$0.45
Market price:
High	$117.12	$115.08	$113.03	$93.98
Low	$105.60	$92.62	$89.23	$76.35
Close	$114.22	$109.44	$97.54	$89.95
Dividends declared	$1.03	$1.03	$1.03	$1.03

2009:
Total property revenues	$100,004	$100,670	$102,476	$103,914

Income before discontinued operations	$7,687	$23	$16,559	$20,783

Net income	$10,600	$2,350	$17,452	$23,337
Net income available to common stockholders	$6,781	$21,740	$11,414	$42,265
Per share data:
Net income:
Basic	$0.24	$0.79	$0.43	$1.61

Diluted	$0.24	$0.74	$0.43	$1.53
Market price:
High	$88.35	$86.49	$71.84	$77.77
Low	$73.28	$55.96	$55.42	$49.19
Close	$83.65	$79.58	$62.23	$57.34
Dividends declared	$1.03	$1.03	$1.03	$1.03

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

				Initial cost		Costs capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered apartment communities
Bonita Cedars	120	Bonita, CA		$2,496	$9,913	$1,387	$2,503	$11,292	$13,796	$3,363	1983	12/02	3-30
Bristol Commons	188	Sunnyvale, CA		5,278	11,853	3,057	5,293	14,895	20,188	7,848	1989	01/97	3-30
Bunker Hill	456	Los Angeles, CA		11,498	27,871	5,556	11,639	33,286	44,925	15,458	1968	03/98	3-30
Castle Creek	216	Newcastle, WA		4,149	16,028	2,994	4,833	18,337	23,171	8,936	1997	12/97	3-30
Forest View	192	Renton, WA		3,731	14,530	1,049	3,731	15,579	19,310	4,057	1998	10/03	3-30
Meadowood	320	Simi Valley, CA		7,852	18,592	4,902	7,898	23,448	31,346	12,208	1986	11/96	3-30
Mira Monte	355	Mira Mesa, CA		7,165	28,459	7,364	7,186	35,802	42,988	11,489	1982	12/02	3-30
Mission Hills	282	Oceanside, CA		10,099	38,778	3,414	10,167	42,124	52,291	8,499	1984	07/05	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	2,092	3,890	10,481	14,370	5,268	1985	10/97	3-30
Walnut Heights	163	Walnut, CA		4,858	19,168	2,042	4,887	21,181	26,068	5,312	1964	10/03	3-30
Windsor Ridge	216	Sunnyvale, CA		4,017	10,315	5,340	4,021	15,652	19,672	10,715	1989	03/89	3-30
			$250,000	64,781	204,147	39,197	66,048	242,077	308,125	93,153
Carlyle, The	132	San Jose, CA	19,247	3,954	15,277	9,954	5,801	23,384	29,185	7,845	2000	04/00	3-30
City View	560	Hayward, CA	65,310	9,883	37,670	22,649	10,350	59,852	70,202	25,899	1975	03/98	3-30
Hillsborough Park	235	La Habra, CA	39,200	6,291	15,455	1,450	6,272	16,924	23,196	6,699	1999	09/99	3-30
Montejo	124	Garden Grove, CA	13,760	1,925	7,685	2,290	2,194	9,706	11,900	3,244	1974	11/01	3-30
Treehouse	164	Santa Ana, CA	17,857	2,626	10,485	3,145	2,957	13,298	16,256	4,319	1970	11/01	3-30
Valley Park	160	Fountain Valley, CA	23,361	3,361	13,420	3,743	3,761	16,763	20,524	5,482	1969	11/01	3-30
Villa Angelina	256	Placentia, CA	28,480	4,498	17,962	3,597	4,962	21,096	26,057	6,757	1970	11/01	3-30
			207,215	32,538	117,954	46,827	36,297	161,023	197,319	60,243
Alpine Village	306	Alpine, CA	16,051	4,967	19,728	3,385	4,982	23,098	28,080	6,668	1971	12/02	3-30
Anchor Village	301	Mukilteo, WA	10,750	2,498	10,595	9,858	2,824	20,127	22,951	10,117	1981	01/97	3-30
Avondale at Warner Center	446	Woodland Hills, CA	48,002	10,536	24,522	16,203	10,601	40,660	51,261	17,957	1970	01/97	3-30
Bridgeport	184	Newark, CA	22,363	1,608	7,582	7,021	1,525	14,686	16,211	9,822	1987	07/87	3-30
Barkley, The(2)	161	Anaheim, CA	17,235	-	8,520	5,104	2,353	11,271	13,624	4,609	1984	04/00	3-30
Bel Air	462	San Ramon, CA	57,648	12,105	18,252	20,421	12,682	38,096	50,778	17,748	1988	01/97	3-30
Belmont Station	275	Los Angeles, CA	30,045	8,100	66,666	2,607	8,267	69,106	77,373	6,922	2008	12/08	3-30
Bella Villagio	231	San Jose, CA	39,515	17,247	40,343	205	17,247	40,548	57,795	387	2004	09/10	3-30
Brentwood	140	Santa Ana, CA	19,909	2,833	11,303	5,078	3,502	15,711	19,214	4,685	1970	11/01	3-30
Brighton Ridge	264	Renton, WA	15,237	2,623	10,800	4,560	2,656	15,326	17,983	8,205	1986	12/96	3-30
Brookside Oaks	170	Sunnyvale, CA	20,567	7,301	16,310	19,276	10,328	32,559	42,887	9,022	1973	06/00	3-30
Cairns, The	100	Seattle, WA	11,160	6,937	20,679	201	6,939	20,878	27,817	2,496	2006	06/07	3-30
Camarillo Oaks	564	Camarillo, CA	49,825	10,953	25,254	6,542	11,075	31,674	42,749	17,694	1985	07/96	3-30
Camino Ruiz Square	160	Camarillo, CA	21,110	6,871	26,119	499	6,931	26,557	33,489	3,606	1990	12/06	3-30
Canyon Oaks	250	San Ramon, CA	29,770	19,088	44,473	813	19,088	45,285	64,374	5,559	2005	05/07	3-30
Canyon Pointe	250	Bothell, WA	14,974	4,692	18,288	3,164	4,693	21,452	26,144	5,374	1990	10/03	3-30
Capri at Sunny Hills	100	Fullerton, CA	18,410	3,337	13,320	6,095	4,048	18,704	22,752	5,721	1961	09/01	3-30
Coldwater Canyon	39	Studio City, CA	5,704	1,674	6,640	1,081	1,676	7,719	9,395	1,212	1979	05/07	3-30
Courtyard off Main	109	Bellevue, WA	16,695	7,465	21,405	1,008	7,465	22,413	29,878	159	2000	10/10	3-30
Devonshire	276	Hemet, CA	10,450	3,470	13,786	2,172	3,482	15,946	19,428	5,000	1988	12/02	3-30
Eagle Rim	157	Redmond, WA	12,328	4,758	14,285	1,696	4,757	15,981	20,738	282	1986	06/10	3-30
Emerald Ridge - North	180	Bellevue, WA	10,172	3,449	7,801	3,810	3,449	11,611	15,060	6,831	1987	11/94	3-30
Esplanade	278	San Jose, CA	46,705	18,170	40,086	4,820	18,429	44,647	63,076	9,841	2002	11/04	3-30
Evergreen Heights	200	Kirkland, WA	10,352	3,566	13,395	3,597	3,649	16,909	20,558	7,918	1990	06/97	3-30
													(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

				Initial cost		Costs capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered apartment communities (continued)
Fairwood Pond	194	Renton, WA	13,829	5,296	15,564	1,720	5,297	17,282	22,580	3,832	1997	10/04	3-30
Fountain Park	705	Playa Vista, CA	98,015	25,073	94,980	19,825	25,203	114,675	139,878	27,635	2002	02/04	3-30
Harvest Park	104	Santa Rosa, CA	11,089	6,700	15,479	655	6,690	16,144	22,834	2,147	2004	03/07	3-30
Hampton Place	132	Glendale, CA	21,893	4,288	11,081	2,982	4,307	14,043	18,351	5,623	1970	06/99	3-30
Hidden Valley	324	Simi Valley, CA	31,659	14,174	34,065	1,027	11,663	37,602	49,266	8,181	2004	12/04	3-30
Highridge	255	Rancho Palos Verdes, CA	44,807	5,419	18,347	18,525	6,073	36,217	42,291	14,358	1972	05/97	3-30
Highlands at Wynhaven	333	Issaquah, WA	34,353	16,271	48,932	3,127	16,271	52,059	68,330	4,257	2000	08/08	3-30
Hillcrest Park	608	Newbury Park, CA	71,814	15,318	40,601	13,885	15,755	54,048	69,804	22,790	1973	03/98	3-30
Huntington Breakers	342	Huntington Beach, CA	39,883	9,306	22,720	5,102	9,315	27,813	37,128	12,895	1984	10/97	3-30
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	7,106	3,474	14,980	18,454	8,410	1985	10/94	3-30
Joule	295	Seattle, WA	46,168	14,558	69,417	-	14,558	69,417	83,975	1,579	2010	03/10	3-30
Kings Road	196	Los Angeles, CA	30,411	4,023	9,527	7,024	4,031	16,543	20,574	7,181	1979	06/97	3-30
Le Parc Luxury Apartments	140	Santa Clara, CA	12,961	3,090	7,421	11,551	3,092	18,969	22,062	7,577	1975	02/94	3-30
Marbrisa	202	Long Beach, CA	19,804	4,700	18,605	2,343	4,760	20,888	25,648	6,191	1987	09/02	3-30
Mirabella	188	Marina Del Rey, CA	47,935	6,180	26,673	12,396	6,270	38,979	45,249	11,808	2000	05/00	3-30
Mill Creek at Windermere	400	San Ramon, CA	51,513	29,551	69,032	829	29,551	69,861	99,412	7,740	2005	09/07	3-30
Montclaire, The	390	Sunnyvale, CA	48,554	4,842	19,776	22,603	4,997	42,223	47,221	25,495	1973	12/88	3-30
Monterey Villas	122	Oxnard, CA	13,056	2,349	5,579	4,861	2,424	10,365	12,789	4,447	1974	07/97	3-30
Park Place/Windsor Cout/Cochran	176	Los Angeles, CA	20,751	4,965	11,806	7,246	5,015	19,002	24,017	8,991	1988	08/97	3-30
Park Hill at Issaquah	245	Issaquah, CA	30,412	7,284	21,937	1,501	7,284	23,438	30,722	5,187	1999	02/99	3-30
Palisades, The	192	Bellevue, WA	21,900	1,560	6,242	10,960	1,565	17,197	18,762	9,903	1977	05/90	3-30
Pathways	296	Long Beach, CA	39,249	4,083	16,757	19,483	6,239	34,085	40,323	19,101	1975	02/91	3-30
Pointe at Cupertino, The	116	Cupertino, CA	12,410	4,505	17,605	1,830	4,505	19,435	23,940	4,466	1963	08/98	3-30
101 San Fernando	323	San Jose, CA	32,887	4,173	58,961	778	4,173	59,738	63,912	832	2001	07/10	3-30
Sammamish View	153	Bellevue, WA	10,226	3,324	7,501	6,290	3,331	13,783	17,115	7,520	1986	11/94	3-30
San Marcos	432	Richmond, CA	46,742	15,563	36,204	25,807	22,866	54,708	77,574	13,306	2003	11/03	3-30
Stevenson Place	200	Fremont, CA	22,593	996	5,582	9,737	1,001	15,313	16,315	10,722	1971	04/83	3-30
Stonehedge Village	196	Bothell, WA	13,146	3,167	12,603	4,192	3,201	16,761	19,962	7,745	1986	10/97	3-30
Summerhill Park	100	Sunnyvale, CA	14,165	2,654	4,918	1,608	2,656	6,524	9,180	4,739	1988	09/88	3-30
Summit Park	300	San Diego, CA	19,903	5,959	23,670	3,146	5,977	26,798	32,775	8,050	1972	12/02	3-30
Thomas Jefferson	156	Sunnyvale, CA	18,849	8,190	19,306	2,363	8,191	21,668	29,859	2,355	1969	09/07	3-30
Tierra Vista	404	Oxnard, CA	59,434	13,652	53,336	1,626	13,661	54,954	68,614	12,485	2001	01/01	3-30
Boulevard	172	Fremont, CA	9,800	3,520	8,182	11,097	3,580	19,220	22,799	9,064	1978	01/96	3-30
Vista Belvedere	76	Tiburon, CA	10,715	5,573	11,901	3,265	5,573	15,166	20,739	3,756	1963	08/04	3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	4,385	1,296	9,354	10,650	5,358	1986	11/95	3-30
Wilshire Promenade	149	Fullerton, CA	18,830	3,118	7,385	5,897	3,797	12,602	16,400	6,146	1992	01/97	3-30
Wharfside Pointe	142	Seattle, WA	7,426	2,245	7,020	6,770	2,258	13,777	16,035	6,884	1990	06/94	3-30
			2,072,970	531,988	1,693,829	478,776	554,894	2,149,699	2,704,592	649,989
													(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Unencumbered apartment communities
Allegro	96	Valley Village, CA		5,869	23,977	237	5,869	24,214	30,083	0.28015	2010	10/10	3-30
Alpine Country	108	Alpine, CA		1,741	6,914	963	1,746	7,872	9,618	2,280	1986	12/02	3-30
Anavia	250	Anaheim, CA		15,925	63,712	9	15,925	63,721	79,646	89	2009	12/10	3-30
Axis 2300	115	Irvine, CA		5,405	33,585	-	5,405	33,585	38,990	329	2010	08/10	3-30
Bluffs II, The	224	San Diego, CA		3,405	7,743	6,490	3,442	14,196	17,638	5,463	1974	06/97	3-30
Belmont Terrace	71	Belmont, CA		4,446	10,290	1,953	4,473	12,215	16,689	2,286	1974	10/06	3-30
Bridle Trails	108	Kirkland, WA		1,500	5,930	5,742	1,531	11,641	13,172	5,043	1986	10/97	3-30
416 on Broadway	115	Glendale, CA		8,557	34,235	6	8,557	34,241	42,798	48	2009	12/10	3-30
Cambridge	40	Chula Vista, CA		497	1,973	332	498	2,304	2,802	669	1965	12/02	3-30
CBC Apartments	148	Goleta, CA		6,283	24,000	1,902	6,288	25,898	32,185	4,506	1962	01/06	3-30
Cedar Terrace	180	Bellevue, WA		5,543	16,442	3,191	5,652	19,524	25,176	4,453	1984	01/05	3-30
Chimney Sweep Apartments	91	Goleta, CA		5,558	21,320	1,702	5,618	22,962	28,580	4,704	1967	01/06	3-30
Chestnut Street	96	Santa Cruz, CA		6,582	15,689	769	6,582	16,458	23,040	1,346	2002	07/08	3-30
The Commons	264	Campbell, CA		12,555	29,307	748	12,556	30,055	42,610	463	1973	07/10	3-30
Corbella at Juanita Bay	169	Kirkland, WA		5,801	17,415	16	5,801	17,432	23,232	73	1978	11/10	3-30
Country Villas	180	Oceanside, CA		4,174	16,583	2,498	4,187	19,068	23,255	5,781	1976	12/02	3-30
Monterra del Sol	85	Pasadena, CA		2,202	4,794	4,937	2,824	9,108	11,933	3,437	1972	04/99	3-30
Fairways(3)	74	Newport Beach, CA		-	7,850	3,774	9	11,615	11,624	5,456	1972	06/99	3-30
Foothill Commons	360	Bellevue, WA		2,435	9,821	28,511	2,440	38,327	40,767	15,385	1978	03/90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA		5,875	13,992	4,062	5,964	17,965	23,929	9,475	1985	02/97	3-30
Fountain Court	320	Seattle, WA		6,702	27,306	2,882	6,985	29,905	36,890	11,489	2000	03/00	3-30
Fourth & U	171	Berkeley, CA		8,879	52,351	-	8,879	52,351	61,230	1,151	2010	04/10	3-30
Hampton Court	83	Glendale, CA		2,407	5,672	1,935	2,426	7,589	10,014	2,917	1974	06/99	3-30
Hillsdale Garden Apartments	697	San Mateo, CA		22,000	94,681	7,561	22,244	101,998	124,242	14,645	1948	09/06	3-30
Hope Ranch Collection	108	Santa Barbara, CA		16,877	4,078	1,214	4,208	17,961	22,169	1,982	1965	03/07	3-30
Linden Square	183	Seattle, WA		4,374	11,588	2,257	4,202	14,017	18,219	5,135	1994	06/00	3-30
Lofts at Pinehurst, The	118	Ventura, CA		1,570	3,912	4,407	1,618	8,271	9,889	3,479	1971	06/97	3-30
Magnolia Lane(4)	32	Sunnyvale, CA		-	5,430	146	-	5,576	5,576	668	2001	06/07	3-30
Marbella, The	60	Los Angeles, CA		2,826	11,269	2,857	2,871	14,081	16,952	3,099	1991	09/05	3-30
Marina City Club(5)	101	Marina Del Rey, CA		-	28,167	4,439	-	32,606	32,606	7,876	1971	01/04	3-30
Marina Cove(6)	292	Santa Clara, CA		5,320	16,431	8,987	5,324	25,414	30,738	13,937	1974	06/94	3-30
Mariners Place	105	Oxnard, CA		1,555	6,103	1,944	1,562	8,041	9,602	3,264	1987	05/00	3-30
Mesa Village	133	Clairemont, CA		1,888	7,498	864	1,894	8,356	10,250	2,304	1963	12/02	3-30
Monterra del Mar	123	Pasadena, CA		2,188	5,263	4,356	2,735	9,071	11,807	4,003	1972	09/97	3-30
Monterra del Rey	84	Pasadena, CA		2,312	4,923	4,609	2,825	9,019	11,844	3,605	1972	04/99	3-30
Mt. Sutro	99	San Francisco, CA		2,334	8,507	2,590	2,809	10,622	13,431	4,639	1973	06/01	3-30
Pinehurst(7)	28	Ventura, CA		355	1,356	353	6	2,058	2,064	556	1973	12/04	3-30
Regency at Encino	75	Encino, CA		3,184	12,737	831	3,184	13,567	16,751	510	1989	12/09	3-30
Salmon Run at Perry Creek	132	Bothell, WA		3,717	11,483	898	3,801	12,298	16,098	4,226	2000	10/00	3-30
Santee Court	165	Los Angeles, CA		6,177	24,716	54	6,177	24,770	30,947	173	2004	10/10	3-30
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,889	2,820	13,050	15,871	3,970	1983	12/02	3-30
The Laurels at Mill Creek	164	Mill Creek, WA		1,559	6,430	5,630	1,595	12,023	13,619	5,411	1981	12/96	3-30
The Grand	238	Oakland, CA		4,531	89,208	2,323	4,531	91,531	96,062	5,951	2009	01/09	3-30
Tierra del Sol/Norte	156	El Cajon, CA		2,455	9,753	1,158	2,463	10,903	13,366	3,217	1969	12/02	3-30
Tuscana	30	Tracy, CA		2,828	6,599	153	2,870	6,710	9,580	812	2007	02/07	3-30
Vista Capri - North	106	San Diego, CA		1,663	6,609	769	1,668	7,372	9,041	1,989	1975	12/02	3-30
Waterford, The	238	San Jose, CA		11,808	24,500	12,363	15,165	33,506	48,671	11,601	2000	06/00	3-30
Woodlawn Colonial	159	Chula Vista, CA		2,344	9,311	1,607	2,351	10,911	13,262	3,178	1974	12/02	3-30
Woodland Commons	236	Bellevue, WA		2,040	8,727	8,437	2,044	17,160	19,204	9,839	1978	03/90	3-30
Woodside Village	145	Ventura, CA		5,331	21,036	2,301	5,341	23,327	28,668	4,826	1987	12/04	3-30
	26,715		2,072,970	768,377	2,596,214	636,430	784,859	3,216,163	4,001,021	861,725
													(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

	Rentable			Initial cost		Costs capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Office Buildings
Essex Hollywood	35,000	Los Angeles, CA		10,200	13,800	2,046	10,200	15,847	26,046	3,148	1938	07/06	3-30
925 East Meadow	17,400	Palo Alto, CA		1,401	3,172	1,438	1,857	4,155	6,011	2,762	1988	11/97	3-30
935 East Meadow	14,500	Palo Alto, CA		1,290	3,078	3,398	1,290	6,476	7,766	986	1962	12/07	3-30
17461 Derian	110,000	Irvine, CA		3,079	12,315	5,290	3,105	17,579	20,684	7,351	1983	07/00	3-30
22120 Clarendon	38,900	Woodland Hills, CA		903	3,600	1,307	1,014	4,796	5,810	2,358	1982	03/01	3-30

Total apartment communities and other real estate assets			$2,072,970	$785,250	$2,632,179	$649,910	$802,325	$3,265,014	$4,067,339	$878,331

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets (continued)
Development Projects(8)
Muse	152	North Hollywood, CA	$-	$39,100	$-	$916	$40,016	$-	$40,016	$-	11/10	09/10	-
Via	284	Sunnyvale, CA	-	22,000	-	55,262	77,262	-	77,262	-	07/09	04/08	-
Predevelopment Projects	1,126	various	9,775	21,300	-	60,753	82,053	-	82,053	-	-	-	-
Land held for future development	251	various	-	8,839	-	9,361	18,200	-	18,200	-	-	-	-

Consolidated Development Pipeline	1,813		$9,775	$91,239	$-	$126,292	$217,531	$-	$217,531	$-

(1)	The aggregate cost for federal income tax purposes is approximately $2.80 billion (unaudited).
(2)	The land is leased pursuant to a ground lease expiring 2082.
(3)	The land is leased pursuant to a ground lease expiring 2027.
(4)	The land is leased pursuant to a ground lease expiring 2070.
(5)	The land is leased pursuant to a ground lease expiring 2067.
(6)	A portion of land is leased pursuant to a ground lease expiring in 2028.
(7)	The land is leased pursuant to a ground lease expiring in 2028.
(8)	All construction costs are reflected as real estate under development in the Company's consolidated balance sheets during active development, or the project is in lease-up.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

A summary of activity for rental properties and accumulated depreciation is as follows:

	2010	2009	2008		2010	2009	2008
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$3,412,930	$3,279,788	$3,117,759	Balance at beginning of year	$749,464	$640,026	$541,987
Improvements	51,101	79,094	87,490	Depreciation expense - Acquisitions	2,505	18	1,252
Acquisition of real estate	387,300	16,000	89,120	Depreciation expense - Development	-	-	557
Development of real estate	216,008	74,590	103,792	Depreciation expense - Discontinued operations	-	495	3,593
Disposition of real estate	-	(36,542)	(118,373)	Depreciation and amortization expense - Rental properties	126,362	116,762	104,437
Balance at the end of year	$4,067,339	$3,412,930	$3,279,788	Dispositions	-	(7,837)	(11,800)
				Balance at the end of year	$878,331	$749,464	$640,026

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: February 24, 2011

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Schall and Michael T. Dance, and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date

/S/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 24, 2011

/S/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 24, 2011

/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 24, 2011

/S/ DAVID W. BRADY David W. Brady	Director	February 24, 2011

/S/ ROBERT E. LARSON Robert E. Larson	Director	February 24, 2011

/S/ GARY P. MARTIN Gary P. Martin	Director	February 24, 2011

S-1

Signature	Title	Date

/S/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	February 24, 2011

/S/ THOMAS E. RANDLETT Thomas E. Randlett	Director	February 24, 2011

/S/ WILLARD H. SMITH, JR. Willard H. Smith, Jr.	Director	February 24, 2011

S-2

EXHIBIT INDEX

Exhibit No.	Document

3.1
Articles of Amendment and Restatement of Essex dated June 22, 1995, attached as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

3.2
Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 16, 1996, and incorporated herein by reference.

3.3
First Amendment to Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

3.4
Certificate of Correction to Exhibit 3.2 dated December 20, 1996; attached as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

3.5
Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.

3.6
Articles Supplementary reclassifying 500,000 shares of Common Stock as 500,000 shares of 9 1/8% Series C Cumulative Redeemable Preferred Stock, filed with the State of Maryland on November 25, 1998, attached as Exhibit 3.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

3.7
Certificate of Correction to Exhibit 3.2 dated February 12, 1999, attached as Exhibit 3.9 to the Company's Current Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

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

3.13
Articles Supplementary reclassifying 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004, attached as Exhibit 3.16 to the Company's Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.14
Articles Supplementary reclassifying 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004, attached as Exhibit 3.17 to the Company's Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.15
Articles Supplementary of Essex Property Trust, Inc. reclassifying 5,980,000 shares of Common Stock as 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 27, 2006, and incorporated herein by reference.

3.16
Second Amended and Restated Bylaws of Essex Property Trust, Inc., dated as of September 16, 2008, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed September 22, 2008, and incorporated herein by reference.

4.1
Form of 4.875% Series G Cumulative Convertible Preferred Stock Certificate, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed July 27, 2006, and incorporated herein by reference.

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

10.4
Agreement between Essex Property Trust, Inc. and George M. Marcus dated March 27, 2003 attached as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.5
Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference. *

10.6
Indenture, dated October 28, 2005, by and among Essex Property Trust, Inc., as Guarantor, Essex Portfolio, L.P., as the Issuer, and Wells Fargo Bank, N.A., attached as Exhibit 10.1 to the Company's current report on Form 8-K, filed November 2, 2005, and incorporated herein by reference.

10.7
Fourth Amended and Restated Revolving Credit Agreement, dated as of March 24, 2006, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 31, 2006, and incorporated herein by reference.

10.8
Supplemental Indenture, dated November 1, 2006, to the Indenture, dated October 28, 2005, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and Wells Fargo Bank, N.A., attached as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

10.9
First Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of September 28, 2007, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.

10.10
Agreement to Restructure Partnership Between Western-Mountain View II Investors, a California Limited Partnership and Essex Portfolio, L.P., a California Limited Partnership and Essex Property Trust, Inc., a Maryland Corporation and Essex Management Corporation, a California Corporation and General Partners of the Partnership, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.  (The related agreement to restructure the Western-San Jose IV Investors Limited Partnership, a California Limited Partnership, has basically the same terms as the exhibit and is not being filed, but will be furnished to the SEC upon request.)

10.11
2005 Deferred Compensation Plan (as amended and restated) of Essex Portfolio, L.P., dated as of December 2, 2008, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December  8, 2008, and incorporated herein by reference.*

10.12
Executive Severance Plan of Essex Property Trust, Inc., amended and restated effective as of December 31, 2008, attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 8, 2008, and incorporated herein by reference.*

10.13
Credit Agreement, dated as of November 17, 2008, by and between Essex CAL-WA, L.P., as Borrower, and Northmarq Capital, Inc., as Lender, attached as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference

10.14
Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of May 27, 2009, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 27, 2009, and incorporated herein by reference.

10.15
Revolving Credit Agreement, dated as of December 18, 2009, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders as specified therein, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 21, 2009, and incorporated herein by reference.

10.16
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 23, 2009, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 30, 2009, and incorporated herein by reference.*

10.17
Amended and Restated 2004 Non-Employee Director Equity Award Program, dated February 23, 2010, attached as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.*

10.18
First Amendment to the Revolving Credit Agreement, dated as of October 28, 2010, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders as specified therein, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

10.19
First Amendment to the Revolving Credit Agreement, dated as of October 28, 2010, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders as specified therein, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

10.20
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and KeyBanc Capital Markets Inc., attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

10.21
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and Barclays Capital Inc., attached as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

10.22
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and BMO Capital Markets Corp., attached as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

10.23
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and Liquidnet, Inc., attached as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

10.24
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and Mitsubishi UFJ Securities (USA), Inc., attached as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

14.1	Code of Business Conduct and Ethics, and incorporated herein by reference.

21.1	List of Subsidiaries of Essex Property Trust, Inc.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
XBRL (Extensible Business Reporting Language). The following materials from Essex Property Trust, Inc.’s Annual Report on form 10-K for the period ended December 31, 2010, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity, noncontrolling interest, and comprehensive income, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Management contract or compensatory plan or arrangement.