Form 10-Q
period 2011-03-31
ESSEX PROPERTY TRUST INC
filed 2011-05-09
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  32,588,240 shares of Common Stock as of May 5, 2011.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.  Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
Assets	2011	2010
Real estate:
Rental properties:
Land and land improvements	$819,507	$802,325
Buildings and improvements	3,340,600	3,265,014
	4,160,107	4,067,339
Less accumulated depreciation	(914,707)	(878,331)
	3,245,400	3,189,008
Real estate under development	204,927	217,531
Co-investments	133,161	107,840
	3,583,488	3,514,379
Cash and cash equivalents-unrestricted	97,683	13,753
Cash and cash equivalents-restricted	23,103	21,941
Marketable securities	74,779	92,310
Notes and other receivables	49,075	49,444
Prepaid expenses and other assets	22,921	25,188
Deferred charges, net	15,637	15,872
Total assets	$3,866,686	$3,732,887

Liabilities and Equity
Mortgage notes payable	$1,811,220	$1,832,745
Lines of credit	409,000	426,000
Unsecured bonds	150,000	-
Accounts payable and accrued liabilities	54,221	44,750
Construction payable	10,452	9,023
Dividends payable	36,934	36,405
Derivative liabilities	3,351	5,633
Other liabilities	19,718	18,968

Total liabilities	2,494,896	2,373,524
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value: 4.875% Series G - 5,980,000 issued and 178,249 outstanding	4,349	4,349
Stockholders' equity and noncontrolling interest: Common stock, $.0001 par value, 649,702,178 shares authorized 31,679,993 and 31,324,808 shares issued and outstanding	3	3
Cumulative redeemable preferred stock; $.0001 par value: 7.8125% Series F - 1,000,000 shares authorized, issued and outstanding, liquidation value	25,000	25,000
Additional paid-in capital	1,555,416	1,515,468
Distributions in excess of accumulated earnings	(338,273)	(313,308)
Accumulated other comprehensive (loss) income	(77,785)	(77,217)
Total stockholders' equity	1,164,361	1,149,946
Noncontrolling interest	203,080	205,068
Total stockholders' equity and noncontrolling interest	1,367,441	1,355,014
Total liabilities and equity	$3,866,686	$3,732,887

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental and other property	$112,549	$99,706
Management and other fees from affiliates	1,224	1,478
	113,773	101,184
Expenses:
Property operating, excluding real estate taxes	28,360	24,671
Real estate taxes	10,712	9,528
Depreciation and amortization	37,031	30,487
General and administrative	6,115	5,618
	82,218	70,304

Earnings from operations	31,555	30,880

Interest expense	(24,662)	(20,836)
Interest and other income	6,987	7,855
Equity (loss) income in co-investments	(1,373)	(41)
Net income	12,507	17,858
Net income attributable to noncontrolling interest	(3,546)	(4,189)
Net income attributable to controlling interest	8,961	13,669
Dividends to preferred stockholders	(543)	(542)
Net income available to common stockholders	$8,418	$13,127

Per common share data:
Basic:
Net income available to common stockholders	$0.27	$0.45
Weighted average number of common shares outstanding during the period	31,465,817	28,967,855

Diluted:
Net income available to common stockholders	$0.27	$0.45
Weighted average number of common shares outstanding during the period	31,546,593	29,018,571

Dividend per common share	$1.040	$1.033

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity, Noncontrolling Interest, and
Comprehensive Income for the three months ended March 31, 2011
(Unaudited)
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series F				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Interest	Total
Balances at December 31, 2010	1,000	$25,000	31,325	$3	$1,515,468	$(313,308)	$(77,217)	$205,068	$1,355,014
Comprehensive income:
Net income	-	-	-	-	-	8,961	-	3,546	12,507
Reversal of unrealized gains upon the sale of marketable securites	-	-	-	-	-	-	(4,109)	(293)	(4,402)
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	2,461	175	2,636
Change in fair value of marketable securities	-	-	-	-	-	-	1,080	77	1,157
Comprehensive income (loss)									11,898
Issuance of common stock under:
Stock option and restricted stock plans	-	-	28	-	1,619	-	-	-	1,619
Sale of common stock	-	-	327	-	38,436	-	-	-	38,436
Equity based compensation costs	-	-	-	-	(107)	-	-	276	169
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(5,028)	(5,028)
Dividends declared	-	-	-	-	-	(33,926)	-	-	(33,926)
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	(741)	(741)
Balances at March 31, 2011	1,000	$25,000	31,680	$3	$1,555,416	$(338,273)	$(77,785)	$203,080	$1,367,441

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$57,307	$52,975

Cash flows used in investing activities:
Additions to real estate:
Acquisitions	(31,400)	-
Improvements to recent acquisitions	(8,881)	(348)
Redevelopment expenditures	(6,347)	(2,636)
Revenue generating capital expenditures	-	(37)
Non-revenue generating capital expenditures	(2,933)	(3,867)
Additions to real estate under development	(29,171)	(27,466)
Changes in restricted cash and refundable deposits	1,136	(760)
Purchases of marketable securities	(6,805)	(18,256)
Sales and maturities of marketable securities	26,798	42,241
Purchases of and advances under notes and other receivables	-	(17)
Collections of notes and other receivables	184	149
Contributions to co-investments	(26,767)	(66,498)
Net cash used in investing activities	(84,186)	(77,495)

Cash flows from financing activities:
Borrowings under mortgage notes payable, lines of credit and bonds	304,187	162,592
Repayment under mortgage notes payable, lines of credit and bonds	(191,542)	(122,417)
Additions to deferred charges	(474)	(395)
Settlement of forward-starting swaps	(2,395)	-
Net proceeds from stock options exercised	1,361	1,094
Net proceeds from issuance of common stock	38,436	17,309
Contributions from noncontrolling interest	-	3,990
Distributions to noncontrolling interest	(5,028)	(5,339)
Redemptions of noncontrolling interest	(741)	(637)
Common and preferred stock dividends paid	(32,995)	(30,025)
Net cash provided by financing activities	110,809	26,172

Net increase in cash and cash equivalents	83,930	1,652
Cash and cash equivalents at beginning of period	13,753	20,660
Cash and cash equivalents at end of period	$97,683	$22,312

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $7.3 million and $8.4 million capitalized in 2010 and 2009, respectively	$24,161	$19,761
Supplemental disclosure of noncash investing and financing activities:
Change in accrual of dividends	$530	$595
Change in value of derivative liabilities	$61	$8,462
Change in unrealized gain of marketable securities	$1,157	$2,631
Change in construction payable	$1,429	$2,053
Transfer of real estate under development to rental properties	$41,730	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

(1)  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (the "Company"), which include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership," which holds the operating assets of the Company) and are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature, except as otherwise noted.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 include the accounts of the Company and Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of the Company).  The Company is the sole general partner in the Operating Partnership, with a 93.4% general partnership interest as of March 31, 2011.  Total Operating Partnership units outstanding were 2,234,510 and 2,200,907 as of March 31, 2011 and December 31, 2010, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $277.1 million and $251.4 million, as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, the Company owned or had ownership interests in 149 apartment communities, aggregating 30,343 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), five commercial buildings and four active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company’s development, redevelopment and asset management capabilities.  Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of March 31, 2011, owned 14 apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard entitled “Fair Value Measurements and Disclosures”), and any unrealized gain or loss is recorded as other comprehensive income (loss).  There were no impairment charges for the three months ended March 31, 2011 and 2010, respectively.  Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.  Amortization of unearned discounts is included in interest income.

As of March 31, 2011, marketable securities consisted primarily of common stock and investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of March 31, 2011, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost of $43.2 million.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

As of March 31, 2011 the Company classified the following marketable securities as available for sale (dollars in thousands):

	March 31, 2011
		Gross
	Amortized	Unrealized
	Cost	Gain/(Loss)	Fair Value
Investment-grade unsecured bonds	$3,605	$358	$3,963
Investment funds - US treasuries	11,816	103	11,919
Common stock	14,513	1,233	15,746
Total	$29,934	$1,694	$31,628

	December 31, 2010
		Gross
	Amortized	Unrealized
	Cost	Gain/(Loss)	Fair Value
Investment-grade unsecured bonds	$22,243	$4,403	$26,646
Investment funds - US treasuries	14,345	582	14,927
Common stock	8,638	112	8,750
Total	$45,226	$5,097	$50,323

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three months ended March 31, 2011 and 2010, the proceeds from sales of available for sale securities totaled $26.8 million and $42.2 million, respectively.  These sales all resulted in gains, which totaled $4.5 million and $5.0 million for the three months ended March 31, 2011 and 2010, respectively.

Contractual maturities of the marketable debt securities classified as available for sale as of March 31, 2011 were as follows:

Amount
Due in 1-5 years	$11,919
Due in 5-10 years	3,963
Total	$15,882

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,091,116 and 1,096,871 as of March 31, 2011 and December 31, 2010 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $135.3 million and $125.3 million, as of March 31, 2011 and December 31, 2010, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $217.0 million and $169.0 million, respectively, as of March 31, 2011 and $217.3 million and $168.0 million, respectively, as of December 31, 2010.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of March 31, 2011 and December 31, 2010, the Company did not have any VIE’s for which it was not deemed to be the primary beneficiary.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

Stock-Based Compensation

The Company accounts for share based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13, “Stock Based Compensation Plans,” in the Company’s Form 10-K for the year ended December 31, 2010) are being amortized over the expected service periods.  Stock-based compensation expense for options and restricted stock totaled $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.  The intrinsic value of the stock options exercised during the three months ended March 31, 2011 and 2010 totaled $1.0 million.  As of March 31, 2011, the intrinsic value of the stock options outstanding and fully vested totaled $9.0 million.  As of March 31, 2011, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $3.6 million.  The cost is expected to be recognized over a weighted-average period of 1 to 6 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z-1 Units totaled $0.3 million and Z and Z-1 Units totaled $0.4 million for the three months ended March 31, 2011 and 2010, respectively.  On January 1, 2011 131,409 Series Z Units were converted into common units of the Operating Partnership.

Stock-based compensation for Z-1 units capitalized totaled $0.1 million for the three months ended March 31, 2011 and for Z and Z-1 units for the same period in 2010.  As of March 31, 2011, the intrinsic value of the Z-1 Units subject to future vesting totaled $17.0 million.  As of March 31, 2011, total unrecognized compensation cost related to Z-1 Units subject to future vesting totaled $7.0 million.  The unamortized cost is expected to be recognized over the next year to fifteen years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB statement entitled “Fair Value Measurements and Disclosures”.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities.  The Company uses Level 2 inputs for its investments in unsecured bonds, mortgage backed securities, notes receivable, notes payable, and derivative liabilities.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for cash flow hedges and the swap related to multifamily refunding bond for the 101 San Fernando apartment community, is described in more detail in Note 8.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and notes and other receivables approximate fair value as of March 31, 2011 and December 31, 2010, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.71 billion of fixed rate debt, including unsecured bonds, at March 31, 2011 is approximately $1.80 billion and the fair value of the Company’s $254.8 million of variable rate debt, excluding borrowings under the lines of credit, at March 31, 2011 is $232.4 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, mortgage backed securities, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of March 31, 2011 due to the short-term maturity of these instruments.  Marketable securities held available for sale and both the note payable and the swap related to multifamily refunding bond for the 101 San Fernando apartment community, are carried at fair value as of March 31, 2011, as discussed above and in Note 8.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

Accounting Estimates

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

(2)  Significant Transactions During the First Quarter of 2011

Acquisitions

In March, the Company acquired Santee Village, a 73-unit adaptive re-use condominium community located in downtown Los Angeles for $17.0 million.  This community is adjacent to the Santee Court apartments acquired in 2010.  Estimated remaining costs for the investment to be available for rent are $4.5 million, and initial occupancy is expected for June 2011.

In late March, the Company purchased Family Tree Apartments, a 121-unit garden-style community located in Santa Clara, California for $31.4 million. The property consists of ten 2-story buildings with a mix of one, two and three bedroom units. The estimated cost of the planned renovations in $2.0 million.

Development

The Company entered into a development joint venture with a partner that contributed a fee simple interest that is entitled for 275-units and 17,000 square feet of ground-floor retail development located in the Lower Queen Anne district of downtown Seattle, Washington in exchange for a 50 percent interest in the venture.  Demolition at the site began in April with initial occupancy expected in April 2013.

The Company also completed the entitlement process for its Cadence site, a three-phase development consisting of 761 units located in San Jose, California.

Common Stock

During the quarter, the Company sold 326,642 shares of common stock for $38.4 million, net of commissions at an average price of $119.04, and during April the Company sold 157,711 shares of common stock for $19.5 million, net of commissions at an average price of $125.20.

Unsecured Bonds

During the quarter, the Company issued $150 million of unsecured bonds at 4.36% through a private placement, with a maturity date is March 2016.  The proceeds from the bond offering were used primarily to repay a portion of the $275 million unsecured line of credit and repay the Joule construction loan of $48.5 million.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)
Mortgage Notes Payable

In February, the Company entered into a 10-year $32.0 million loan secured by the Waterford Apartments at a fixed rate of 5.4%, and the Company settled $20 million in forward-starting swaps for a $2.3 million payment to the counterparty, which increased the effective rate on the loan to 6.2%.  The Company has no forward-starting swap contracts outstanding as of the end of the quarter.

 (3) Co-investments

The Company has joint venture investments in co-investments, which are accounted for under the equity method.  The joint ventures own, operate and develop apartment communities.  In February 2011, the Company invested $9.7 million as preferred equity investments in two apartment communities located in downtown Los Angeles.  The investments are for ten years with a preferred return of 9% for five years, increasing to a minimum of 10% and a maximum of 12.5% thereafter.  In March 2011, the Company entered into a development joint venture with a partner who contributed a land parcel development in return for a 50% interest in the venture. The 275-unit apartment community is located in Seattle, Washington.

The following table details the Company's co-investments (dollars in thousands):

	March 31,	December 31,
	2011	2010

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P ("Fund II")	$66,045	$66,000
Membership interest in a limited liability company that owns Essex Skyline at MacArthur Place	28,004	29,187
Membership interest in a limited liability company that owns and is developing Queen Anne	17,211	-
Preferred interest in a related limited liability company that owns Madison Park at Anaheim	11,586	12,014
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles	9,676	-
	132,522	107,201
Investments accounted for under the cost method of accounting:
Series A Preferred Stock interest in Multifamily Technology Solutions, Inc..	639	639
Total co-investments	$133,161	$107,840

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	March 31,	December 31,
	2011	2010
Balance sheets:
Rental properties and real estate under development	$833,095	$750,808
Other assets	36,290	15,864

Total assets	$869,385	$766,672

Mortgage notes	$525,684	$450,693
Other liabilities	12,685	7,076
Equity	331,016	308,903

Total liabilities and equity	$869,385	$766,672

Company's share of equity	$132,522	$107,201

	Three Months Ended
	March 31,
	2011	2010
Statements of operations:
Property revenues	$18,512	$12,328
Property operating expenses	(7,976)	(5,007)
Net property operating income	10,536	7,321

Interest expense	(4,861)	(2,962)
General and administrative	(984)	-
Depreciation and amortization	(8,063)	(4,453)

Total net loss	$(3,372)	$(94)

Company's share of net (loss)	$(1,373)	$(41)

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010

Note receivable, secured, bearing interest at 6.5%, due August 2011	$3,221	$3,221
Note receivable, secured, bearing interest at 8.0%, due November 2011	971	971
Note receivable, secured, bearing interest at LIBOR + 4.8%, due March 2012	7,392	7,331
Note receivable, secured, bearing interest at LIBOR + 3.8%, due December 2012	10,927	10,930
Note receivable, secured, bearing interest at LIBOR + 8.0%, due December 2012	6,487	6,513
Note receivable, secured, bearing interest at 6.3%, due February 2014	16,875	16,708
Other receivables	3,202	3,770
	$49,075	$49,444

In the fourth quarter 2010, the Company purchased a mortgage note receivable at a discount to par value for $16.6 million secured by Reserve Lofts, a 78-unit condominium community operated as a rental property, located in Los Angeles, California.  Amounts outstanding under the terms of the loan totaled $19.2 million.    This note was amended during the first quarter of 2011 to accelerate the maturity date to February 2014 with an 18 month extension option at a stated interest rate of  6.3%; which resulted in a change in the effective yield to the Company from 8.4% to 9.6%.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

(5) Related Party Transactions

Management and other fees from affiliates include management, development and redevelopment fees from co-investments of $1.2 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively, and a property acquisition fee of $0.5 million from the limited liability company that owns Skyline at MacArthur Place for the three months ended March 31, 2010.  All of these fees are net of intercompany amounts eliminated by the Company.

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

(6) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its apartment communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are properties classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties which are primarily office buildings.  Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Southern California	$55,084	$50,926
Northern California	35,317	29,987
Seattle Metro	19,756	16,727
Other real estate assets	2,392	2,066
Total property revenues	$112,549	$99,706

Net operating income:
Southern California	$36,116	$34,013
Northern California	23,339	19,799
Seattle Metro	12,557	10,573
Other real estate assets	1,465	1,122
Total net operating income	73,477	65,507

Depreciation and amortization	(37,031)	(30,487)
Interest expense	(24,662)	(20,836)
Interest and other income	6,987	7,855
General and administrative	(6,115)	(5,618)
Management and other fees from affiliates	1,224	1,478
Equity (loss) from co-investments	(1,373)	(41)
Income before discontinued operations	$12,507	$17,858

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Assets:
Southern California	$1,464,823	$1,428,264
Northern California	1,143,793	1,119,555
Seattle Metro	556,239	560,463
Other real estate assets	80,545	80,726
Net reportable operating segments - real estate assets	3,245,400	3,189,008
Real estate under development	204,927	217,531
Cash and cash equivalents	120,786	35,694
Marketable securities	74,779	92,310
Co-investments	133,161	107,840
Notes and other receivables	49,075	49,444
Other non-segment assets	38,558	41,060
Total assets	$3,866,686	$3,732,887

(7)  Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from operations available to common stockholders	$8,418	31,466	$0.27	$13,127	28,968	$0.45

Effect of Dilutive Securities (1)(2)	-	81		-	51

Diluted:
Income from continuing operations available to common stockholders	8,418	31,547	$0.27	13,127	29,019	$0.45

(1)
Weighted average convertible limited partnership units of 2,240,639 and 2,419,837, which includes vested Series Z incentive units, for the three months ended March 31, 2011, and 2010 respectively, were not included in the determination of diluted EPS because they were anti-dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 36,750 and 145,136 for the three months ended March 31, 2011 and 2010, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three months ended and, therefore, were anti-dilutive.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the three months ended March 31, 2011 and 2010, as the effect was anti-dilutive.

(2)
Net income allocated to convertible limited partnership units, which includes vested Series Z units, aggregating $0.6 million and $1.1 million for the three months ended March 31, 2011 and 2010 respectively, have been excluded from income available to common stock holders for the calculation of net income per common share since these units are excluded from the diluted weighted average common shares for the period.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

(8)  Derivative Instruments and Hedging Activities

Currently, the Company uses interest rate cap contracts to manage certain interest rate risks and previously the Company also used forward starting swaps to manage interest rate risks.  As of March 31, 2011, there are no outstanding forward starting interest rate swaps. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

During July 2010, the Company entered into a swap transaction (the “swap”) with respect to $38.0 million of multifamily revenue refunding bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing after July 2012 and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million estimated value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of March 31, 2011, the fair value of the swap was a liability of approximately $3.5 million.

As of March 31, 2011 the Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.1 million of tax exempt variable rate debt.  The aggregate carrying value of the interest rate cap contracts was an asset of $0.2 million.  The overall fair value of the Company’s derivatives changed by $0.6 million during the three months ended March 31, 2011 to a net liability of $3.3 million as of March 31, 2011.

During the first quarter of 2011, the Company settled its remaining $20.0 million of forward starting swaps for a $2.3 million payment to the counterparty.  The changes in the fair values of the cash flow hedgers are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.

(9)  Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(10)  Subsequent Events

Preferred Stock and Preferred Units

During April, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H”) $25.00 par value per share for net proceeds of $71.4 million, net of fees and commissions.  The Series H has no maturity date and generally may not be called by the Company before April 13, 2016.  Net proceeds from the Series H offering were used to redeem all of the 7.875% Series B Cumulative Redeemable Preferred Units of Essex Portfolio, L.P. with a par value of $80.0 million.

Also during April, the Company sent notice to the holders of the 7.8125% Series F Cumulative Redeemable Preferred Stock that on May 30, 2011 the Company will redeem all 1,000,000 shares at the redemption value of $25.0 million.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

Acquisition

In May, the Company entered into a joint venture with an institutional investor that acquired Arbors Parc Rose, a 373-unit apartment community located in Oxnard, California for $92.0 million.  The property is adjacent to Essex’s Tierra Vista Apartments, a 404-unit apartment community.  The Company acquired a 50% interest in the joint venture and accounts for this co-investment on the equity method.  The Company will receive asset and property management fees from the joint venture.

Disposition

In April, the Company sold Woodlawn Colonial, a 159-unit apartment community located in Chula Vista, California for $16.0 million.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 and our Current Report on Form 10-Q for the quarter ended March 31, 2011.

The Company is a fully integrated Real Estate Investment Trust (“REIT”), and its property revenues are generated primarily from apartment community operations.  The Company’s investment strategy has two components:  constant monitoring of existing markets, and evaluation of new markets to identify areas with the characteristics that underlie rental growth.  The Company’s strong financial condition supports its investment strategy by enhancing its ability to quickly shift the Company’s acquisition, development, and disposition activities to markets that will optimize the performance of the portfolio.

As of March 31, 2011, the Company had ownership interests in 149 apartment communities, comprising 30,343 apartment units, excluding the Company’s ownership in preferred interest co-investments.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2011, the Company also had ownership interests in five commercial buildings (with approximately 215,840 square feet).

As of March 31, 2011, the Company's consolidated development pipeline was comprised of three development projects, three predevelopment projects, and four land parcels held for future development or sale aggregating 2,012 units, with total incurred costs of $205.0 million.  The estimated remaining project costs are $120.5 million and the total active development project costs are $325.5 million.

The Company has one unconsolidated joint venture development project, Queen Anne, a 275-unit condominium project.  As of March 31, 2011 total costs incurred are $19.3 million, with estimated remaining project costs of $59.8 million for total estimated costs of $79.1 million.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2011		As of March 31, 2010
	Apartment Units	%	Apartment Units	%
Southern California	13,227	49%	12,334	51%
Northern California	7,817	29%	6,695	27%
Seattle Metro	5,979	22%	5,249	22%
Total	27,023	100%	24,278	100%

Index

Co-investments including Fund II communities, and Essex Skyline at MacArthur Place, are not included in the table above for both years presented above.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended March 31, 2011 and 2010) decreased 70 basis points to 96.8% as of March 31, 2011 from 97.5% as of March 31, 2010.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

Market rates are determined using a variety of factors such as effective rental rates at the property based on recently signed leases and asking rates for comparable properties in the market.  The recently signed effective rates at the property are used as the starting point in the determination of the market rates of vacant units.  The Company then increases or decreases these rates based on the supply and demand in the apartment community’s market.  The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to the Company’s calculation of financial occupancy.

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended March 31, 2011 and 2010 is as follows:

	Three months ended
	March 31,
	2011	2010
Southern California	96.5%	97.0%
Northern California	97.1%	98.1%
Seattle Metro	97.1%	97.9%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	March 31,		Dollar	Percentage
	Properties	2011	2010	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	59	$51,595	$50,811	$784	1.5%
Northern California	28	30,694	29,987	707	2.4
Seattle Metro	23	14,996	14,912	84	0.6
Total Quarterly Same-Property revenues	110	97,285	95,710	1,575	1.6
Quarterly Non-Same Property Revenues (1)		15,264	3,996	11,268	282.0
Total property revenues		$112,549	$99,706	$12,843	12.9%

(1)	Includes ten communities acquired after April 1, 2010, two redevelopment communities, five development communities, and three commercial buildings.

Index

Quarterly Same-Property Revenues increased by $1.6 million or 1.6% to $97.3 million in the first quarter of 2011 from $95.7 million in the first quarter of 2010.  The increase was primarily attributable to an increase in scheduled rents of $1.7 million as reflected in an increase of 1.8% in average rental rates from $1,305 per unit in the first quarter of 2010 to $1,329 per unit in the first quarter of 2011.  Scheduled rents increased in all regions by 1.4%, 2.9%, and 0.9% in Southern California, Northern California, and Seattle Metro, respectively.  Also, utility billings income increased $0.2 million and bad debt expense decreased $0.2 million compared to the first quarter of 2010. The increases related to gross income were partially offset by a decrease in Quarterly Same-Property occupancy of 70 basis points or $0.7 million, from 97.5% for the first quarter of 2010 to 96.8% for the first quarter of 2011. On a sequential basis the Company experienced quarterly same-property revenue growth from the fourth quarter of 2010 to the first quarter of 2011 of 1.4%, and the Company experienced sequential revenue growth in all regions.

Quarterly Non-Same Property Revenues increased by $11.3 million or 282% to $15.3 million in the first quarter of 2011 from $4.0 million in the first quarter of 2010.  The increase was primarily due to revenue generated from five development communities consisting of Joule, Fourth & U, Axis 2300, Allegro, and Muse, and ten communities acquired since April 1, 2010 consisting of Elevation (formerly Eagle Rim), 101 San Fernando, The Commons, Bella Villagio, Family Tree, 416 on Broadway, Anavia, Santee Court, Corbella at Juanita Bay, and Courtyard off Main.

Property operating expenses, excluding real estate taxes increased $3.7 million or 15.0% to $28.3 million in the first quarter of 2011 from $24.7 million in the first quarter of 2010, primarily due to the acquisition of ten communities, and the completion of five development properties.  Same-Property operating expenses excluding real estate taxes increased slightly by $0.5 million or 2.2% for the first quarter of 2011 compared to the first quarter of 2010.

Real Estate taxes expense increased by $1.2 million or 12.4% for the first quarter of 2011 compared to the first quarter of 2010 due primarily to the acquisition of ten communities which resulted in an increase in property taxes of $1.0 million and the completion of development communities which resulted in an increase in property taxes of $0.4 million compared to the first quarter of 2010.

Depreciation expense increased by $6.5 million or 21.5% for the first quarter of 2011 compared to the first quarter of 2010, due to the acquisition of  ten communities, the completion of five development properties, and the capitalization of approximately $18.4 million in additions to rental properties for the three months ended March 31, 2011 and the capitalization of approximately $52.7 million in additions to rental properties during 2010, including $16.3 million spent on redevelopment and revenue generating capital expenditures.

General and administrative expense increased by $.5 million or 8.8% for the first quarter of 2011 compared to the first quarter of 2010, due primarily to the hiring of additional regional portfolio managers to manage the acquisition of  ten communities and completion of five communities since January 1, 2010.

Interest expense increased by $3.8 million for the first quarter of 2011 compared to the first quarter of 2010, primarily due to the increase in average outstanding debt partially offset by a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate was 4.7% as of March 31, 2011 compared to 4.9% as of March 31, 2010.

Interest and other income decreased by $0.9 million for the first quarter of 2011 primarily due to decrease of $1.6 million of interest income earned on the investment grade unsecured bonds due to the sales of these investments.  This was partially offset by $0.8 million in income from investments in mortgage backed securities acquired during the first and fourth quarter of 2010.

Equity (Loss) income in co-investments increased by $1.3 million for the first quarter of 2011 compared to the first quarter of 2010, due primarily to the Company recording its $1.2 million share of the loss from operations incurred by Essex Skyline at MacArthur Place, which is a development community in lease-up  that  was acquired in first quarter of 2010.

Liquidity and Capital

March 31, 2011, the Company had $97.7 million of unrestricted cash and cash equivalents and $74.8 million in marketable securities, of which $31.6 million were held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Index

The Company has three lines of credit aggregating $540.0 million as of March 31, 2011.  The Company had a $275.0 million unsecured line of credit with an accordion option to $350 million.  As of March 31, 2011 there was a $159.0 million balance on this unsecured line at an average interest rate of 3.1%.  The underlying interest rate on the $275.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 2.1%.  This facility matures in December 2011 with two one-year extensions, exercisable by the Company.  The Company also has a $250.0 million credit facility from Freddie Mac, which matures in December 2013.  This line is secured by eleven apartment communities.  As of March 31, 2011, the Company had $250.0 million outstanding under this line of credit at an average interest rate of 1.3%. The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  During the first quarter the Company entered into a new line of credit agreement for $15 million.  As of March 31, 2011 there was no outstanding balance on this unsecured line.  The underlying interest rate on the $15.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 2.1%.  This facility matures in January 2012 with one one-year extension, exercisable by the Company.

The Company’s unsecured line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the line of credit covenants as of March 31, 2011.

During the first quarter of 2011, the Company issued $150 million of unsecured bonds at 4.36% through a private placement, with a maturity date of March 2016.  The proceeds from the bond offering were used primarily to repay a portion of the $275 million unsecured line of credit and repay the Joule construction loan of $48.5 million.

In January 2011, additional banks entered into equity distribution agreements with the Company including Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc.  Pursuant to its equity distribution program with Cantor Fitzgerald & Co, Kay Banc Capital Markets, Inc. and the additional banks, the Company issued 326,642 shares of common stock for $38.4 million, net of fees and commissions, during the first quarter of 2011.  Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt and fund the development pipeline.

During March 2010, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

During April, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H”) at a price $25.00 per share for net proceeds of $71.4 million, net of fees and commissions.  The Series H has no maturity date and generally may not be called by the Company before April 13, 2016.  Net proceeds from the Series H offering were used to redeem all of the 7.875% Series B Cumulative Redeemable Preferred Units of Essex Portfolio, L.P. with a par value of $80.0 million.

Also during April, the Company sent notice to the holders of the 7.8125% Series F Cumulative Redeemable Preferred Stock that on May 30, 2011 the Company will redeem all 1,000,000 shares at the redemption value of $25.0 million.

As of March 31, 2011, the Company’s mortgage notes payable totaled $1.8 billion which consisted of $1.6 billion in fixed rate debt with interest rates varying from 3.7% to 7.3% and maturity dates ranging from 2011 to 2021 and $255.0 million of variable rate debt with a weighted average interest rate of 2.1% ($213.1 million of the variable debt is tax-exempt variable rate demand notes).  The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2039, and $191.9 million are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

The Company’s current financing activities have been impacted by the instability and tightening in the credit markets which has led to an increase in spreads and pricing of secured and unsecured debt.  Our strong balance sheet, the established relationships with our unsecured lines of credit bank group, the secured line of credit with Freddie Mac and access to Fannie Mae and Freddie Mac secured debt financing have provided some insulation to us from the turmoil being experienced by many other real estate companies.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  The Company has experienced more restrictive loan to value and debt service coverage ratio limits and an expansion in credit spreads.   Continued turmoil in the capital markets could negatively impact the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at attractive rates.

Index

Derivative Activity

Currently, the Company uses interest rate cap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each interest rate cap.

During July 2010, the Company entered into a swap transaction (the “swap”) with respect to $38.0 million of multifamily revenue refunding bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing in one year and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of March 31, 2011, the fair value of the swap was a liability of approximately $3.5 million.

As of March 31, 2011 the Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.1 million of tax exempt variable rate debt.  The aggregate carrying value of the interest rate cap contracts was an asset of $0.2 million.  The overall fair value of the interest rate caps changed by $0.1 million during the three months ended March 31, 2011

During the first quarter of 2011, the Company settled its remaining $20.0 million of forward starting swap for a $2.3 million payment to the counterparty.  The changes in the fair values of the derivatives are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of March 31, 2011, the Company had three consolidated and one unconsolidated joint venture development projects aggregating 912 units for an estimated cost of $319.2 million, of which $180.3 million remains to be expended.

The Company defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of March 31, 2011, the Company had three development communities aggregating 1,076 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at March 31, 2011 was $40.8 million.   The Company may also from time to time acquire land for future development or sale.   The Company owned four land parcels held for future development or sale aggregating an estimated 299 units as of March 31, 2011.  The aggregate carrying value for these four land parcels was $44.5 million as of March 31, 2011.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least an 8 to 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of March 31, 2011, the Company had five redevelopment communities aggregating 1,188 apartment units with estimated redevelopment costs of $75.0 million, of which approximately $40.3 million remains to be expended.

Index

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of March 31, 2011, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

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

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, expectations that scheduled rents will increase from the same period in 2010, expectation that the Company may continue to purchase Series G Preferred Stock and bonds, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during 2011 and to provide for dividend payments in accordance with REIT requirements, expectations as to the sources for funding the Company’s development and redevelopment pipeline and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that mold lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors referred to in Item 1A, “Risk Factors,” in Part II “Other Information” in this current report on Form 10-Q for the quarter ended March 31, 2011 and those referred to in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

The following table sets forth the Company’s calculation of FFO for the three months ended March 31, 2011 and 2010 (in thousands except for per share data):

	Three Months Ended
	March 31,
	2011	2010

Net income available to common stockholders	$8,418	$13,127
Adjustments:
Depreciation and amortization	37,031	30,487
Noncontrolling interest and co-investments (1)	3,070	2,129
Funds from operations	$48,519	$45,743
Funds from operations per share - diluted	$1.44	$1.46
Weighted average number shares outstanding diluted (2)	33,787,232	31,438,408

(1)
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

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  The Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.1 million of tax exempt variable rate debt.  The interest rate caps are designated as cash flow hedges, and the Company does not have any fair value hedges as of March 31, 2011.

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

For the Years Ended	2011	2012	2013	2014	2015	Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$46,508	30,688	183,613	78,934	71,286	1,295,363		$1,706,392	$1,800,000
Average interest rate	5.3%	5.4%	5.6%	5.1%	5.2%	5.8%		5.8%
Variable rate debt	$159,000	9,775	281,925	-	-	213,128	(1)	$663,828	$641,400
Average interest rate	3.1%	4.0%	1.4%	0.0%	0.0%	2.0%		2.0%

(1) $191.9 million subject to interest rate caps.

The table incorporates only those exposures that exist as of March 31, 2011; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies, would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Index

The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of March 31, 2011, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

Item 1A: Risk Factors

There were no material changes to the Risk Factors disclosed in Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC and available at www.sec.gov.

Item 6: Exhibits

A.	Exhibits

10.1
Note Purchase Agreement, dates as of March 31, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the form of the 4.36% Senior Guaranteed Notes, due March 31, 2016), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 1, 2011, and incorporated herein by reference. The schedules and certain exhibits to this agreement, as set forth in the agreement, have not filed been filed. Essex agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities an Exchange Commission upon request.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
XBRL (Extensible Business Reporting Language). The following materials from Essex Property Trust, Inc.’s Quarterly Report on form 10-Q for the period ended March 31, 2011, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of stockholders’ equity, noncontrolling interest, and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) notes to consolidated financial statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: May 6, 2011

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)