Form 10-Q
period 2011-06-30
ESSEX PROPERTY TRUST INC
filed 2011-08-08
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  33,817,096 shares of Common Stock as of August 4, 2011.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

Assets	June 30, 2011	December 31, 2010
Real estate:
Rental properties:
Land and land improvements	$823,629	$802,325
Buildings and improvements	3,259,095	3,265,014
	4,082,724	4,067,339
Less accumulated depreciation	(845,566)	(878,331)
	3,237,158	3,189,008
Real estate under development	191,620	217,531
Co-investments	197,364	107,840
	3,626,142	3,514,379
Cash and cash equivalents-unrestricted	8,809	13,753
Cash and cash equivalents-restricted	24,038	21,941
Marketable securities	75,673	92,310
Notes and other receivables	49,956	49,444
Prepaid expenses and other assets	25,444	25,188
Deferred charges, net	15,793	15,872
Total assets	$3,825,855	$3,732,887

Liabilities and Equity
Mortgage notes payable	$1,779,461	$1,832,745
Lines of credit	210,000	426,000
Unsecured bonds	265,000	-
Accounts payable and accrued liabilities	49,577	44,750
Construction payable	11,064	9,023
Dividends payable	37,975	36,405
Derivative liabilities	1,506	5,633
Other liabilities	20,171	18,968
Total liabilities	2,374,754	2,373,524
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,980,000 issued and 178,249 outstanding	4,349	4,349
Stockholders' equity and noncontrolling interest:
Common stock, $.0001 par value, 641,702,178 shares authorized 32,724,235 and 31,324,808 shares issued and outstanding	3	3
Cumulative redeemable preferred stock; $.0001 par value:
7.125% Series H - 8,000,000 shares authorized, 2,950,000 and 0 issued and outstanding, liquidation value	73,750	-
Cumulative redeemable preferred stock;
$.0001 par value:7.8125% Series F - 1,000,000 shares authorized, 0 and 1,000,000 issued and outstanding, liquidation value	-	25,000
Additional paid-in capital	1,687,691	1,515,468
Distributions in excess of accumulated earnings	(359,662)	(313,308)
Accumulated other comprehensive (loss) income	(74,918)	(77,217)
Total stockholders' equity	1,326,864	1,149,946
Noncontrolling interest	119,888	205,068
Total stockholders' equity and noncontrolling interest	1,446,752	1,355,014
Total liabilities and equity	$3,825,855	$3,732,887

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental and other property	$115,778	$99,163	$227,866	198,436
Management and other fees from affiliates	1,420	1,022	2,645	2,500
	117,198	100,185	230,511	200,936
Expenses:
Property operating, excluding real estate taxes	29,354	25,101	57,569	49,624
Real estate taxes	10,916	9,716	21,595	19,210
Depreciation	37,510	31,156	74,426	61,539
General and administrative	6,371	6,219	12,486	11,837
	84,151	72,192	166,076	142,210
Earnings from operations	33,047	27,993	64,435	58,726

Interest expense before amortization	(22,710)	(20,161)	(44,518)	(39,758)
Amortization expense	(2,736)	(843)	(5,590)	(2,083)
Interest and other income	2,628	7,085	9,616	14,941
Equity income (loss) in co-investments	726	(360)	(647)	(401)
Loss on early retirement of debt	(253)	(10)	(253)	(10)
Income before discontinued operations	10,702	13,704	23,043	31,415
Income from discontinued operations	5,351	165	5,517	313
Net income	16,053	13,869	28,560	31,728
Net income attributable to noncontrolling interest	(2,304)	(3,844)	(5,851)	(8,034)
Net income attributable to controlling interest	13,749	10,025	22,709	23,694
Dividends to preferred stockholders	(1,475)	(543)	(2,017)	(1,085)
Excess of cash paid to redeem preferred stock and units over the carrying value	(1,949)	-	(1,949)	-
Net income available to common stockholders	$10,325	$9,482	$18,743	22,609

Per common share data:
Basic:
Income available to common stockholders	$0.17	$0.32	$0.43	$0.77
Income from discontinued operations	0.15	-	0.16	0.01
Net income available to common stockholders	$0.32	$0.32	$0.59	0.78
Weighted average number of common shares outstanding during the period	32,040,904	29,329,273	31,754,949	29,149,562

Diluted:
Income before discontinued operations available to common stockholders	$0.17	$0.32	$0.43	$0.76
Income from discontinued operations	0.15	-	0.16	0.01
Net income available to common stockholders	$0.32	$0.32	$0.59	$0.77
Weighted average number of common shares outstanding during the period	32,135,064	29,402,635	31,844,002	29,213,613

Dividend per common share	$1.040	$1.033	$2.080	2.066

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity, Noncontrolling Interest, and
Comprehensive Income for the six months ended June 30, 2011
(Unaudited)
(Dollars and shares in thousands)

	Series F Preferred stock		Series H Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Interest	Total
Balances at December 31, 2010	1,000	$25,000	-	$-	31,325	$3	$1,515,468	$(313,308)	$(77,217)	$205,068	$1,355,014
Comprehensive income:
Net income	-	-	-	-	-	-	-	22,709	-	5,851	28,560
Reversal of unrealized gains upon the sale of marketable securites	-	-	-	-	-	-	-	-	(4,109)	(293)	(4,402)
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	-	-	4,431	312	4,743
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	1,977	142	2,119
Comprehensive income (loss)											31,020
Issuance of common stock under:
Stock option and restricted stock plans	-	-	-	-	87	-	6,540	-	-	-	6,540
Sale of common stock	-	-	-	-	1,312	-	168,592	-	-	-	168,592
Equity based compensation costs	-	-	-	-	-	-	-	-	-	560	560
Equity related issuance costs	-	-	-	-	-	-	(652)	-	-	-	(652)
Issuance of Series H Preferred	-	-	2,950	73,750	-	-	(2,323)	-	-	-	71,427
Redemption of Series F Preferred	(1,000)	(25,000)	-	-	-	-	-	-	-	-	(25,000)
Contributions from noncontrolling interest	-	-	-	-			-	-	-	800	800
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	(9,667)	(9,667)
Dividends declared	-	-	-	-	-	-	-	(69,063)	-	-	(69,063)
Redemption of Series B Preferred	-	-	-	-	-	-	1,200	-	-	(80,000)	(78,800)
Redemptions of noncontrolling interest	-	-	-	-	-	-	(1,134)	-	-	(2,885)	(4,019)
Balances at June 30, 2011	-	$-	2,950	$73,750	32,724	$3	$1,687,691	$(359,662)	$(74,918)	$119,888	$1,446,752

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income	$28,560	$31,728

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(5,853)	-
Gain on sale of marketable securities	(4,543)	(9,041)
Loss (gain) on early retirement of debt	253	10
Equity income in co-investments excluding gain on sales of real estate	2,120	401
Amortization of discount on exchangeable bonds	-	41
Amortization of discount on marketable securities	(2,297)	(1,916)
Amortization of deferred interest from settlement of swaps	4,349	97
Amortization of discount on notes receivables	(878)	(363)
Depreciation	74,541	61,748
Amortization of deferred financing costs	1,443	1,628
Stock-based compensation	1,056	1,739
Prepaid expenses and other assets	(697)	(621)
Accounts payable and accrued liabilities	5,097	2,973
Other liabilities	1,200	990
Net cash provided by Operating activities	104,351	89,414
Cash flows from investing activities:
Additions to real estate:
Acquisitions	(38,958)	(6,757)
Improvements to recent acquisitions	(11,804)	(725)
Redevelopment expenditures	(16,296)	(6,951)
Revenue generating capital expenditures	(1,220)	(358)
Non-revenue generating capital expenditures	(7,711)	(10,962)
Dispositions of real estate	15,972	-
Additions to real estate under development	(65,695)	(53,414)
Changes in restricted cash and refundable deposits	(3,210)	(5,733)
Purchases of marketable securities	(6,805)	(18,276)
Sales and maturities of marketable securities	27,997	65,919
Purchases of and advances under notes and other receivables	-	(21,227)
Collections of notes and other receivables	368	1,826
Contributions to co-investments	(43,207)	(66,498)
Distributions from co-investments	450	-
Net cash used in investing activities	(150,119)	(123,156)

Cash flows from financing activities:
Borrowings under mortgage notes payable, lines of credit and bonds	645,419	212,764
Repayment under mortgage notes payable, lines of credit and bonds	(661,193)	(163,817)
Additions to deferred charges	(1,441)	(623)
Retirement of exchangeable bonds	-	(1,842)
Settlement of forward-starting swaps	(2,395)	-
Net proceeds from stock options exercised	5,983	2,212
Net proceeds from issuance of Series H preferred stock	71,427	-
Redemption of Series F preferred stock	(25,000)	-
Retirement of Series B preferred units	(78,800)	-
Net proceeds from issuance of common stock	168,592	63,003
Equity related issuance costs	(591)	-
Contributions from noncontrolling interest	-	3,990
Distributions to noncontrolling interest	(9,667)	(12,337)
Redemptions of noncontrolling interest	(4,019)	(21,065)
Common and preferred stock dividends paid	(67,491)	(60,836)
Net cash provided by financing activities	40,824	21,449

Net decrease in cash and cash equivalents	(4,944)	(12,293)
Cash and cash equivalents at beginning of period	13,753	20,660
Cash and cash equivalents at end of period	$8,809	$8,367

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
(continued)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $4.5 million and $5.8 million capitalized in 2011 and 2010, respectively	$43,594	$40,048
Supplemental disclosure of noncash investing and financing activities:
Change in accrual of dividends	$1,570	$874
Change in value of derivative liabilities	$1,836	$42,040
Change in unrealized gain of marketable securities	$2,283	$5,650
Mortgage notes assumed in connection with purchase of real estate including the loan premiums recorded	$10,500	$12,444
Non-cash contribution from noncontrolling interest	$800	-
Change in construction payable	$2,041	$3,746
Transfer of real estate under development to rental properties	$40,784	$-
Transfer of real estate under development to co-investments	$48,886	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

(1)  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. (the “Operating Partnership,” which holds the operating assets of the Company) and are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature, except as otherwise noted.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 include the accounts of the Company and the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 93.6% general partnership interest as of June 30, 2011.  Total Operating Partnership units outstanding were 2,228,730 and 2,200,907 as of June 30, 2011 and December 31, 2010, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $301.5 million and $251.4 million, as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, the Company owned or had ownership interests in 149 apartment communities, aggregating 30,557 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), six commercial buildings and six active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company’s development, redevelopment and asset management capabilities.  Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of June 30, 2011, owned 14 apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco I, LLC (“Wesco”), with an institutional partner for a total equity commitment of $200 million.  Each partner’s equity commitment is $100 million, and Wesco will utilize leverage equal to approximately 50% to 60%.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions. The joint venture has an investment period of up to two years.  The Company will receive asset and property management fees, and may earn a promoted interest.  The Company accounts for this joint venture on the equity method.  As discussed below under “Co-investments”, Wesco purchased apartment communities in May and July 2011.

Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard entitled “Fair Value Measurements and Disclosures”), and any unrealized gain or loss is recorded as other comprehensive income (loss).  There were no impairment charges for the three and six months ended June 30, 2011 and 2010, respectively.  Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.  Amortization of purchase discounts are included in interest income.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

As of June 30, 2011, marketable securities consisted primarily of common stock and investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of June 30, 2011, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost of $44.3 million.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

As of June 30, 2011 the Company classified the following marketable securities as available for sale (dollars in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value
Investment-grade unsecured bonds	$3,608	$427	$4,035
Investment funds - US treasuries	10,549	164	10,713
Common stock	14,513	2,096	16,609
Total	$28,670	$2,687	$31,357

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value
Investment-grade unsecured bonds	$22,243	$4,403	$26,646
Investment funds - US treasuries	14,345	582	14,927
Common stock	8,638	112	8,750
Total	$45,226	$5,097	$50,323

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three months ended June 30, 2010, the proceeds from sales of available for sale securities totaled $22.5 million, and for the six months ended June 30, 2011and 2010, the proceeds from sales of available for sale securities totaled $26.8 million and $64.7 million, respectively.  These sales all resulted in gains, which totaled $4.0 million for the three months ended June 30, 2010, and $4.5 million and $9.0 million for the six months ended June 30, 2011 and 2010, respectively.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,072,161 and 1,096,871 as of June 30, 2011 and December 31, 2010, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $145.1 million and $125.3 million, as of June 30, 2011 and December 31, 2010, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $214.6 million and $170.0 million, respectively, as of June 30, 2011 and $217.3 million and $168.0 million, respectively, as of December 31, 2010.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of June 30, 2011 and December 31, 2010, the Company did not have any VIE’s for which it was not deemed to be the primary beneficiary.

Stock-Based Compensation

The Company accounts for share based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13, “Stock Based Compensation Plans,” in the Company’s Form 10-K for the year ended December 31, 2010) are being amortized over the expected service periods. Stock-based compensation expense for options and restricted stock totaled $0.4 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively and $0.7 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.  The intrinsic value of the stock options exercised during the three months ended June 30, 2011 and 2010 totaled $2.0 million and $0.5 million and $3.0 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the intrinsic value of the stock options outstanding totaled $10.9 million.  As of June 30, 2011, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $4.1 million.  The cost is expected to be recognized over a weighted-average period of 1 to 6 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

The Company has adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z Units totaled $0.3 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, and $0.5 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively.  On January 1, 2011, 131,409 Series Z Units were converted into common units of the Operating Partnership.

Stock-based compensation for Z units capitalized totaled $0.1 million and $0.2 million for the three months ended June 30, 2011, and 2010, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the intrinsic value of the Z-1 Units subject to future vesting totaled $17.6 million.  As of June 30, 2011, total unrecognized compensation cost related to Z-1 Units subject to future vesting totaled $6.5 million.  The unamortized cost is expected to be recognized over the next year to fourteen years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB statement entitled “Fair Value Measurements and Disclosures”.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities.  The Company uses Level 2 inputs for its investments in unsecured bonds, mortgage backed securities, notes receivable, notes payable, and derivative liabilities.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for the swap related to the multifamily refunding bond for the 101 San Fernando apartment community, is described in more detail in Note 8.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and notes and other receivables approximate fair value as of June 30, 2011 and December 31, 2010, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.79 billion of fixed rate debt, including unsecured bonds, at June 30, 2011 is approximately $1.83 billion and the fair value of the Company’s $256.8 million of variable rate debt, excluding borrowings under the lines of credit, at June 30, 2011 is $234.5 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of June 30, 2011 due to the short-term maturity of these instruments. The fair values of the Company’s investments in mortgage backed securities are approximately equal to amortized cost carrying value of these securities.  Marketable securities, and both the note payable and the swap related to multifamily refunding bond for the 101 San Fernando apartment community, are carried at fair value as of June 30, 2011, as discussed above and in Note 8.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

(2)  Significant Transactions During the Second Quarter of 2011 and Subsequent Events

Acquisition

In June, the Company acquired Bellerive, a completed 63-unit vacant condominium project that will be operated as a rental community located in West Los Angeles for $27.0 million.  Initial occupancy is expected to occur in the third quarter 2011, and stabilization is expected by the end of the year.  This property is included in real estate under development as of June 30, 2011 since the units were not yet available for lease.

Disposition

In April, the Company disposed of Woodlawn Colonial, a 159-unit community located in Chula Vista, California for $16.0 million for a gain of $5.3 million net of internal disposition costs.  The property was purchased in 2002 as part of the John M. Sachs, Inc. merger.

Development

The Company entered into a development joint venture with the land owner of a retail site in Santa Clara.  The Company invested $9.3 million in this joint venture and the property subject to a $10.5 million mortgage loan due in April 2014 at an interest rate that is currently at 5.0%.  The Company has an option to purchase the joint venture partner’s interest for $0.8 million during 2011. The plans for this project are to entitle a portion of the site for 494 apartment units.  The joint venture partner has an option to purchase the retail parcel upon obtaining entitlements.  The site is currently improved with retail space that is 100% leased.  The Company consolidates this joint venture and will account for the property as a rental property during the period that is being operated as a retail site.

In July, the Company began development on its West Dublin, California land site which was purchased in late 2009 for $5.0 million.  The 309-unit development will consist of a five-story building over two levels of parking and will feature a mix of one and two bedroom units and lofts.

Co-investments

In June 2011, the Company completed a $13.0 million preferred equity investment in an entity owning an apartment community located in downtown Los Angeles.  The Company’s preferred return is 10% and the Company’s investment has a five-year term.

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco, I LLC (“Wesco”), with an institutional partner for a total equity commitment of $200 million.  In May 2011, Wesco acquired Arbors Parc Rose, a 373-unit community located in Oxnard, California for $92.0 million.  In July 2011, Wesco acquired Reveal, a 438-unit community located in the Woodland Hills, California for $132.9 million.  Wesco obtained a $100.0 million line of credit at a rate of LIBOR + 2.3%, and Wesco obtained secured mortgage loans totaling $59.9 million at 4.7% secured by Arbors Parc Rose for 10 years in June, and $78.7 million at LIBOR + 1.9% secured by Reveal with a maturity of two years with two one year extensions.

In June, the Company entered into a joint venture with the Canada Pension Plan Investment Board (“CPPIB”) to develop its Cadence site located in San Jose, California which recently began site demolition.  The Company contributed the land to the joint venture, and the Company will account for this joint venture using the equity method.  The Company will hold a 55% interest in the joint venture and will earn development, asset, and property management fees.  The Company may also earn a promoted interest.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

Common Stock, Preferred Stock and Preferred Units

During the quarter, the Company sold 984,982 shares of common stock for $130.2 million, net of commissions, at an average price per share of $133.76. In July, the Company sold 350,112 shares of common stock for $48.3 million, net of commissions, at an average price of $139.64.  Year to date through July, the Company sold 1,661,736 shares of common stock for $216.9 million, net of commissions, at an average price of $132.11.

In April, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H”) at a price of $25.00 per share for net proceeds of $71.4 million, net of costs and original issuance discounts.  The Series H has no maturity date and generally may not be called by the Company before April 13, 2016.  Net proceeds from the Series H offering were used to redeem all of the 7.875% Series B Cumulative Redeemable Preferred Units of Essex Portfolio, L.P. (“Series B”) with a liquidation value of $80.0 million, which resulted in excess of cash paid of $1.0 million over the carrying value of Series B due to deferred offering costs and original issuance discounts.

In June, the Company redeemed its 7.8125% Series F Preferred Stock (“Series F”) at liquidation value for $25.0 million which resulted in excess of cash paid of $0.9 million over the carrying value of Series F due to deferred offering costs and original issuance discounts.

Mortgage Notes Payable and Construction Loans

During the quarter, the Company paid off the Cairns mortgage loan for $11.3 million at an interest rate of 3.7% and during June and early July two San Marcos mortgage loans totaling $46.5 million at a blended rate of 5.3%.

Unsecured Bonds

During the second quarter, the Company issued $115 million of unsecured bond through private placements, $40.0 million at 4.5% for 6.25 years, and $75.0 million at 4.92% for 8.5 years.  The proceeds from the bond offering were used primarily to repay outstanding mortgages, redeem the Series F Preferred Stock, and pay down the Company’s lines of credit.

(3) Co-investments

The Company has joint venture investments in co-investments, which are accounted for under the equity method.  The joint ventures own, operate and develop apartment communities.

The following table details the Company's co-investments (dollars in thousands):

	June 30, 2011	December 31, 2010

Investments in joint ventures accounted for under the equity method of accounting:
Partnership interest in Essex Apartment Value Fund II, L.P ("Fund II")	$65,532	$66,000
Membership interest in a limited liability company that owns and is developing Cadence	52,407	-
Membership interest in a limited liability company that owns Essex Skyline at MacArthur Place	26,758	29,187
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles	22,767	-
Membership interest in a limited liability company that owns and is developing Queen Anne	17,000	-
Preferred interest in a related limited liability company that owns Madison Park at Anaheim	12,348	12,014
Membership interest in Wesco I, LLC ("Wesco")	(87)	-
	196,725	107,201
Investments accounted for under the cost method of accounting:
Series A and B-2 Preferred Stock interests in Multifamily Technology Solutions, Inc.	639	639
Total co-investments	$197,364	$107,840

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	June 30, 2011	December 31, 2010
Balance sheets:
Rental properties and real estate under development	$993,258	$750,808
Other assets	36,419	15,864

Total assets	$1,029,677	$766,672

Mortgage notes	$598,435	$450,693
Other liabilities	20,773	7,076
Equity	410,469	308,903

Total liabilities and equity	$1,029,677	$766,672

Company's share of equity	$196,725	$107,201

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statements of operations:
Property revenues	$24,084	$12,482	$42,596	$24,810
Property operating expenses	(9,719)	(5,533)	(17,695)	(10,662)
Net property operating income	14,365	6,949	24,901	14,148

Interest expense	(10,549)	(2,950)	(15,410)	(5,911)
General and administrative	(38)	-	(1,022)	-
Depreciation and amortization	(9,943)	(4,756)	(18,006)	(9,209)

Net loss	$(6,165)	$(757)	$(9,537)	$(972)

Company's share of net income (loss)	$726	$(360)	$(647)	$(401)

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010

Note receivable, secured, bearing interest at 6.5%, due August 2011	$3,221	$3,221
Note receivable, secured, bearing interest at 8.0%, due November 2011	971	971
Note receivable, secured, bearing interest at 9.8%, due March 2012	7,331	7,331
Note receivable, secured, bearing interest at 8.8%, due December 2012	10,928	10,930
Note receivable, secured, bearing interest at LIBOR + 8.0%, due December 2012	6,463	6,513
Note receivable, secured, bearing interest at 6.3%, due February 2014	17,261	16,708
Other receivables	3,781	3,770
	$49,956	$49,444

(5) Related Party Transactions

Management and other fees from affiliates include management, development and redevelopment fees from co-investments of $1.4 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively, and $2.6 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively, and  a property acquisition fee of $0.5 million from the limited liability company that owns Skyline at MacArthur Place for the six months ended June 30, 2010.  All of these fees are net of intercompany amounts eliminated by the Company.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

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

6) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its apartment communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are properties classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties.  Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,
	2011	2010
Revenues:
Southern California	$56,081	$50,503
Northern California	36,548	29,973
Seattle Metro	20,210	16,717
Other real estate assets	2,939	1,970
Total property revenues	$115,778	$99,163

Net operating income:
Southern California	$36,590	$33,688
Northern California	24,097	19,243
Seattle Metro	12,774	10,124
Other real estate assets	2,047	1,291
Total net operating income	75,508	64,346

Depreciation	(37,510)	(31,156)
Interest expense before amortization	(22,710)	(20,161)
Amortization expense	(2,736)	(843)
Interest and other income	2,628	7,085
General and administrative	(6,371)	(6,219)
Management and other fees from affiliates	1,420	1,022
Equity income (loss) from co-investments	726	(360)
Loss on early retirement of debt	(253)	(10)
Income before discontinued operations	$10,702	$13,704

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the six ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Revenues:
Southern California	$110,704	$100,996
Northern California	71,865	59,961
Seattle Metro	39,966	33,445
Other real estate assets	5,331	4,034
Total property revenues	$227,866	$198,436

Net operating income:
Southern California	$72,425	$67,449
Northern California	47,436	39,043
Seattle Metro	25,331	20,698
Other real estate assets	3,510	2,412
Total net operating income	148,702	129,602

Depreciation	(74,426)	(61,539)
Interest expense before amortization	(44,518)	(39,758)
Amortization expense	(5,590)	(2,083)
General and administrative	(12,486)	(11,837)
Management and other fees from affiliates	2,645	2,500
Loss on early retirement of debt	(253)	(10)
Interest and other income	9,616	14,941
Equity (loss) from co-investments	(647)	(401)
Income before discontinued operations	$23,043	$31,415

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2011 and December 31, 2010:

	June 30,2011	December 31,2010
Assets:
Southern California	$1,445,006	$1,428,264
Northern California	1,140,907	1,119,555
Seattle Metro	552,372	560,463
Other real estate assets	98,873	80,726
Net reportable operating segments - real estate assets	3,237,158	3,189,008
Real estate under development	191,620	217,531
Cash and cash equivalents	32,847	35,694
Marketable securities	75,673	92,310
Co-investments	197,364	107,840
Notes and other receivables	49,956	49,444
Other non-segment assets	41,237	41,060
Total assets	$3,825,855	$3,732,887

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

(7)  Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted -average Common Shares	Per Common Share Amount
Basic:

Income from operations available to common stockholders	$5,337	32,041	$0.17	$9,329	29,329	$0.32
Income from discontinued operations available to common stockholders	4,988	32,041	0.15	153	29,329	-
	10,325		$0.32	9,482		$0.32
Effect of Dilutive Securities (1)(2)	-	94		-	73

Diluted:
Income from continuing operations available to common stockholders	5,337	32,135	$0.17	9,329	29,402	$0.32
Income from discontinued operations available to common stockholders	4,988	32,135	0.15	153	29,402	-
	$10,325		$0.32	$9,482		$0.32

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted -average Common Shares	Per Common Share Amount
Basic:

Income before discontinued operations available to common stockholders	$13,589	31,755	$0.43	$22,320	29,150	$0.77
Income from discontinued operations available to common stockholders	5,154	31,755	0.16	289	29,150	0.01
	18,743		$0.59	22,609		$0.78

Effect of Dilutive Securities (1)(2)	-	89		-	64

Diluted:

Income from continuing operations available to common stockholders (1)	13,589	31,844	0.43	$22,320	29,214	0.76
Income from discontinued operations available to common stockholders	5,154	31,844	0.16	289	29,214	0.01
	$18,743		$0.59	$22,609		$0.77

(1)
Weighted average convertible limited partnership units of 2,230,354 and 2,235,468, which includes vested Series Z incentive units, for the three and six months ended June 30, 2011 and weighted convertible limited partnership units of 2,357,321 and 2,388,406 which includes vested Series Z incentive units, for the three and six months ended June 30, 2010, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 29,500 and 131,664 for the three months ended June 30, 2011 and 2010, respectively, and 41,250 and 147,690 for the six months ended June 30, 2011 and 2010, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three and six months ended and, therefore, were anti-dilutive.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the three and six months ended June 30, 2011 and 2010, as the effect was anti-dilutive.

(2)
Net income allocated to convertible limited partnership units, which includes vested Series Z units, aggregating $1.0 million and $0.8 million for the three months ended June 30, 2011 and 2010 respectively, and $1.6 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively, have been excluded from income available to common stock holders for the calculation of net income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

(8)  Derivative Instruments and Hedging Activities

Currently, the Company uses interest rate cap contracts to manage certain interest rate risks and previously the Company also used forward starting swaps to manage interest rate risks.  As of June 30, 2011, there are no outstanding forward starting interest rate swaps. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

During July 2010, the Company entered into a swap transaction (the “swap”) with respect to $38.0 million of multifamily revenue refunding bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing after July 2012 and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million estimated value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of June 30, 2011, the fair value of the swap was a liability of approximately $1.6 million.

As of June 30, 2011 the Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.0 million of tax exempt variable rate debt.  The aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million.  During the first quarter of 2011, the Company settled its remaining $20.0 million of forward starting swaps for a $2.3 million payment to the counterparty.  The changes in the fair values of the cash flow hedges are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  The overall fair value of the Company’s derivatives changed by $4.1 million during the six months ended June 30, 2011 to a net liability of $1.5 million as of June 30, 2011.

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

The Company sold Woodlawn Colonial, a 159-unit community located in Chula Vista, California for $16.0 million for a gain of $5.3 million net of internal disposition costs.  The property was purchased in 2002 as part of the John M. Sachs, Inc. merger.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental revenues	$134	$450	$595	$884
Property operating expenses	(48)	(180)	(228)	(362)
Depreciation and amortization	-	(105)	(115)	(209)
Income from real estate sold	86	165	252	313
Gain on sale	5,854	-	5,854	-
Internal disposition costs	(589)	-	(589)	-
Income from discontinued operations	$5,351	$165	$5,517	$313

(10)  Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of June 30, 2011, the Company had ownership interests in 149 apartment communities, comprising 30,557 apartment units, excluding the Company’s ownership in preferred interest co-investments.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2011, the Company also had ownership interests in six commercial buildings with approximately 354,800 square feet.

As of June 30, 2011, the Company's consolidated development pipeline was comprised of four consolidated development projects and four land parcels held for future development or sale aggregating 1,051 units, with total incurred costs of $191.6 million.  The estimated remaining project costs are $110.6 million and the total active development project costs are $302.2 million.

The Company has two unconsolidated joint venture development projects, Queen Anne, a 275-unit condominium project, and Cadence.  Development is underway for the first of three phases for Cadence.  Phase one is a 280-unit project.  As of June 30, 2011 total costs incurred are $76.2 million, with estimated remaining project costs of $138.4 million for total estimated costs of $177.7 million.

Index

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2011		As of June 30, 2010
	Apartment Units	%	Apartment Units	%
Southern California	13,068	49%	12,334	51%
Northern California	7,817	29%	6,695	28%
Seattle Metro	5,979	22%	5,249	21%
Total	26,864	100%	24,278	100%

Co-investments accounted for using the equity method including Fund II, Wesco communities, Essex Skyline at MacArthur Place, and preferred equity co-investments communities are not included in the table above for both years presented above.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended June 30, 2011 and 2010) decreased 30 basis points to 96.9% as of June 30, 2011 from 97.2% as of June 30, 2010.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,
	2011	2010
Southern California	96.8%	97.0%
Northern California	97.2%	97.5%
Seattle Metro	96.9%	97.3%

Index

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

	Number of	Three Months Ended June 30,		Dollar	Percentage
	Properties	2011	2010	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	58	$51,780	$50,503	$1,277	2.5%
Northern California	28	31,254	29,898	1,356	4.5
Seattle Metro	23	15,314	14,723	591	4.0
Total Quarterly Same-Property revenues	109	98,348	95,124	3,224	3.4
Quarterly Non-Same Property Revenues (1)		17,430	4,039	13,391	331.5
Total property revenues		$115,778	$99,163	$16,615	16.8%

(1)	Includes ten communities acquired after April 1, 2010, two redevelopment communities, five development communities, and four commercial buildings.

Quarterly Same-Property Revenues increased by $3.2 million or 3.4% to $98.3 million in the second quarter of 2011 from $95.1 million in the second quarter of 2010.  The increase was primarily attributable to an increase in scheduled rents of $3.2 million as reflected in an increase of 3.4% in average rental rates from $1,307 per unit in the second quarter of 2010 to $1,352 per unit in the second quarter of 2011.  Scheduled rents increased in all regions by 2.5%, 4.9%, and 3.7% in Southern California, Northern California, and Seattle Metro, respectively.  Also, utility billings income increased $0.3 million and other income increased $0.2 million compared to the second quarter of 2010. The increases related to gross income were partially offset by a decrease in Quarterly Same-Property occupancy of 30 basis points or $0.4 million, from 97.2% for the second quarter of 2010 to 96.9% for the second quarter of 2011.  On a sequential basis the Company experienced quarterly same-property revenue growth from the first quarter of 2011 to the second quarter of 2011 of 1.5%, and the Company experienced sequential revenue growth in all regions.

Quarterly Non-Same Property Revenues increased by $13.4 million or 332% to $17.4 million in the second quarter of 2011 from $4.0 million in the second quarter of 2010.  The increase was primarily due to revenue generated from five development communities consisting of Joule, Fourth & U, Axis 2300, Allegro, and Muse, ten communities acquired since April 1, 2010 consisting of Elevation, 101 San Fernando, The Commons, Bella Villagio, Family Tree, 416 on Broadway, Anavia, Santee Court, Corbella at Juanita Bay, and Courtyard off Main, and the acquisition of the Santa Clara retail center.

Property operating expenses, excluding real estate taxes increased $4.3 million or 16.9% to $29.4 million in the second quarter of 2011 from $25.1 million in the second quarter of 2010, primarily due to the acquisition of ten communities and one retail center, and the completion of five development properties.  Same-Property operating expenses excluding real estate taxes increased by $1.3 million or 5.5% for the second quarter of 2011 compared to the second quarter of 2010, due primarily to an increase of $0.7 million in the timing of maintenance and repair costs and an increase of $0.4 million in administrative costs due mainly to an increase in payroll costs.

Real Estate taxes expense increased by $1.2 million or 12.4% for the second quarter of 2011 compared to the second quarter of 2010 due primarily to the acquisition of ten communities and one retail center, and the completion of development communities which resulted in an increase in property taxes of $1.5 million.  Same-Property real estate taxes decreased by $0.3 million for the second quarter of 2011 compared to the second quarter of 2010 due to a reduction in property valuations for select communities located in California, and a decrease in valuations for select properties in the Seattle Metro.

Depreciation expense increased by $6.4 million or 20.4% for the second quarter of 2011 compared to the second quarter of 2010, due to the acquisition of  ten communities and one retail center, the completion of five development properties, and the capitalization of approximately $31.0 million in additions to rental properties for the six months ended June 30, 2011 and the capitalization of approximately $52.0 million in additions to rental properties during 2010, including $16.3 million spent on redevelopment and revenue generating capital expenditures.

General and administrative expense increased by $.2 million or 2.4% for the second quarter of 2011 compared to the second quarter of 2010, due primarily to the $0.3 million incurred for organizational costs related to the creation of the Wesco and Cadence joint ventures.

Index

Interest expense before amortization increased by $2.5 million or 12.6% for the second quarter of 2011 compared to the second quarter of 2010, primarily due to the increase in average outstanding debt partially offset by a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate was 4.2% as of June 30, 2011 compared to 4.6% as of June 30, 2010.

Amortization expense increased by $1.9 million for the second quarter of 2011 compared to the second quarter of 2010, primarily due to the amortization of forward swaps that were settled during primarily during the third and fourth quarter of 2010 that were applied to new 10-year secured mortgage loans.

Interest and other income decreased by $4.5 million for the second quarter of 2011 primarily due to decrease of $1.1 million of interest income earned on the marketable securities composed of investment grade unsecured bonds due to the sales of these investments during 2010, and during the second quarter of 2010 the Company sold marketable securities for a gain of $4.0 million compared to no sales of securities in the second quarter of 2011.

Equity income (loss) in co-investments increased by $1.1 million for the second quarter of 2011 compared to the second quarter of 2010, due primarily to the Company’s investment of $34.7 million in preferred equity investments in communities located in Southern California that yield between 9% to 13%.

Discontinued operations increased by $5.2 million for the second quarter of 2011 due to the sale of Woodlawn Colonial for $16 million at a gain of $5.3 million, net of internal disposition costs.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Our average financial occupancies for the Company’s stabilized apartment communities or “2011/2010 Same-Properties” (stabilized properties consolidated by the Company for the six months ended June 30, 2011 and 2010) increased 50 basis points to 96.9% for the six months ended June 30, 2011 from 97.4% for the six months ended June 30, 2010.  The regional breakdown of the Company’s 2011/2010 Same-Property portfolio for financial occupancy for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
Southern California	96.7%	97.1%
Northern California	97.1%	97.8%
Seattle Metro	97.0%	97.6%

The following table illustrates a breakdown of revenue amounts, including revenues attributable to 2011/2010 Same-Properties.

	Number of	Six Months Ended June 30,		Dollar	Percentage
	Properties	2011	2010	Change	Change
Property Revenues (dollars in thousands)
2011/2010 Same-Properties:
Southern California	58	$103,028	$100,996	$2,032	2.0%
Northern California	28	61,948	59,884	2,064	3.4
Seattle Metro	23	30,310	29,635	675	2.3
Total 2011/2010 Same-Property revenues	109	195,286	190,515	4,771	2.5
2011/2010 Non-Same Property Revenues (1)		32,580	7,921	24,659	311.3
Total property revenues		$227,866	$198,436	$29,430	14.8%

(1) Includes ten communities acquired after January 1, 2009, two redevelopment communities, five development communities, and four commercial buildings.

2011/2010 Same-Property Revenues increased by $4.8 million or 2.5% to $195.3 million for the six months ended June 30, 2011 from $190.5 million for the six months ended June 30, 2010.  The increase was primarily attributable to an increase in scheduled rents of $4.8 million as reflected in an increase of 2.6% in average rental rates from $1,308 per unit for the six months ended June 30, 2010 to $1,342 per unit for the six months ended June 30, 2011.  Scheduled rents increased in all regions by 1.9%, 3.9%, and 2.3% in Southern California, Northern California, and Seattle Metro, respectively.  Also, utility billings income increased $0.6 million and other income increased $0.3 million compared to the six months ended June 30, 2010. The increases related to gross income were partially offset by a decrease in 2011/2010 Same-Property occupancy of 50 basis points or $1.1 million, from 97.4% for the six months ended June 30, 2010 to 96.9% for the six months ended June 30, 2011.

Index

2011/2010 Non-Same Property Revenues increased by $24.7 million or 311% to $32.6 million for the six months ended June 30, 2011 from $7.9 million for the six months ended June 30, 2010.  The increase was primarily due to revenue generated from five development communities, ten communities acquired since January 1, 2010 consisting of Elevation, 101 San Fernando, The Commons, Bella Villagio, Family Tree, 416 on Broadway, Anavia, Santee Court, Corbella at Juanita Bay, and Courtyard off Main, and the acquisition of the Santa Clara retail center.

Property operating expenses, excluding real estate taxes increased $7.9 million or 16.0% to $57.6 million for the six months ended June 30, 2011 from $49.6 million for the six months ended June 30, 2010, primarily due to the acquisition of ten communities and one retail center, and the completion of five development properties.  2010/2011 Same-Property operating expenses excluding real estate taxes increased by $1.8 million or 3.9% for the six months ended June 30, 2011 compared to 2010 , due mainly to and increase of $1.0 million in the timing of maintenance and repair costs, $0.3 million increase in turnover costs and $0.5 million or 3.5% increase in utility costs.

Real Estate taxes expense increased by $2.4 million or 12.4% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the acquisition of ten communities and one retail center, and the completion of five development properties which resulted in an increase in property taxes of $3.0 million compared to the six months ended June 30, 2010.  2010/2011 Same-property real taxes decreased $0.4 million due to the reduction in property valuations for select communities located in California, and a decrease in valuations for select properties in the Seattle Metro.

Depreciation expense increased by $12.9 million or 20.9% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due to the acquisition of ten communities and one retail center, the completion of five development properties, and the capitalization of approximately $31.0 million in additions to rental properties for the six months ended June 30, 2011, $52.0 million in additions to rental properties during 2010, including $16.3 million spent on redevelopment and revenue generating capital expenditures.

Interest expense before amortization increased by $4.8 million or 12.0% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to the increase in average outstanding debt partially offset by a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate was 4.3% as of June 30, 2011 compared to 4.6% as of June 30, 2010.

Amortization expense increased by $3.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to the amortization of settlements of forward swaps settled during primarily the third and fourth quarter of 2010 which were applied to new 10-year secured mortgage loans.

Interest and other income decreased by $5.3 million for the six months ended June 30, 2011 primarily due to the fact the Company sold marketable securities for a gain of $4.5 million during the six months ended June 30, 2011 compared $9.0 million in gains generated from the sale of marketable securities for the six months ended June 30, 2010.

Discontinued operations increased by $5.2 million for the second quarter of 2011 due to the sale of Woodlawn Colonial for $16 million at a gain of $5.3 million, net of internal disposition costs.

Liquidity and Capital

June 30, 2011, the Company had $8.8 million of unrestricted cash and cash equivalents and $75.7 million in marketable securities, of which $31.4 million were held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Index

The Company has three lines of credit aggregating $540.0 million as of June 30, 2011.  The Company had a $275.0 million unsecured line of credit with an accordion option to $350.0 million.  As of June 30, 2011 there was a $0 balance on this unsecured line.  The underlying interest rate on the $275.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 2.1%.  This facility matures in December 2011 with two one-year extensions, exercisable by the Company.  The Company also has a $250.0 million credit facility from Freddie Mac, which matures in December 2013.  This line is secured by eleven apartment communities.  As of June 30, 2011, the Company had $210.0 million outstanding under this line of credit at an average interest rate of 1.1%.  The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  During the first quarter, the Company entered into a new working capital unsecured line of credit agreement for $15.0 million.  As of June 30, 2011 there was no outstanding balance on this unsecured line.  The underlying interest rate on the $15.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 2.1%.  This facility matures in January 2012 with one one-year extension, exercisable by the Company.

The Company’s unsecured line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the line of credit covenants as of June 30, 2011.

During the six months ended June 30, 2011, the Company issued $265.0 million of unsecured bonds through private placement offerings, $150.0 million at 4.4% with a maturity date of March 2016, $40.0 million at 4.5% with a maturity date of September 2017, and $75.0 million at 4.92% with a maturity date of December 2019.  The proceeds from the bond offerings were used primarily to repay outstanding mortgages, redeem the Series F Preferred Stock, and pay down the Company’s line of credit.

In January 2011, additional banks entered into equity distribution agreements with the Company including Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc.  Pursuant to its equity distribution program with Cantor Fitzgerald & Co, KeyBanc Capital Markets, Inc. and the additional banks, the Company issued 1,311,624 shares of common stock for $168.6 million, net of fees and commissions, during the six months ended June 30, 2011.  During July 2011, the Company issued 350,112 shares of common stock for $48.3 million, net of fees and commissions and 1,364,564 shares remain unsold pursuant to the current equity distribution agreements.  Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt, acquire apartment communities and fund the development pipeline.

During March 2010, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

In April, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H”) at a price of $25.00 per share for net proceeds of $71.4 million, net of costs and original issuance discounts.  The Series H has no maturity date and generally may not be called by the Company before April 13, 2016.  Net proceeds from the Series H offering were used to redeem all of the 7.875% Series B Cumulative Redeemable Preferred Units of Essex Portfolio, L.P. (“Series B”) with a liquidation value of $80.0 million, which resulted in excess of cash paid of $1.0 million over the carrying value of Series B due to deferred offering costs and original issuance discounts.

In June, the Company redeemed its 7.8125% Series F Preferred Stock (“Series F”) at liquidation value for $25.0 million which resulted in excess of cash paid of $0.9 million over the carrying value of Series F due to deferred offering costs and original issuance discounts.

As of June 30, 2011, the Company’s mortgage notes payable totaled $1.8 billion which consisted of $1.5 billion in fixed rate debt with interest rates varying from 3.7% to 7.4% and maturity dates ranging from 2011 to 2021 and $256.8 million of variable rate debt with a weighted average interest rate of 1.9% ($213.0 million of the variable debt is tax-exempt variable rate demand notes).  The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2039, and $191.9 million are subject to interest rate caps.

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

During July 2010, the Company entered into a swap transaction (the “swap”) with respect to $38.0 million of multifamily revenue refunding bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing after July 2012 and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million estimated value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of June 30, 2011, the fair value of the swap was a liability of approximately $1.6 million.

As of June 30, 2011 the Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.0 million of tax exempt variable rate debt.  The aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million.  During the first quarter of 2011, the Company settled its remaining $20.0 million of forward starting swaps for a $2.3 million payment to the counterparty.  The changes in the fair values of the cash flow hedges are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  The overall fair value of the Company’s derivatives changed by $4.1 million during the six months ended June 30, 2011 to a net liability of $1.5 million as of June 30, 2011.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of June 30, 2011, the Company had four consolidated and two unconsolidated joint venture development projects aggregating 1,284 units for an estimated cost of $434.3 million, of which $249.0 million remains to be expended.

The Company owned four land parcels held for future development or sale aggregating an estimated 322 units as of June 30, 2011.  The aggregate carrying value for these four land parcels was $45.6 million as of June 30, 2011.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least an 8 to 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of June 30, 2011, the Company had five redevelopment communities aggregating 1,188 apartment units with estimated redevelopment costs of $75.2 million, of which approximately $37.1 million remains to be expended.

Index

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of June 30, 2011, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco, I LLC (“Wesco”), with an institutional partner for a total equity commitment of $200 million.  Each partner’s equity commitment is $100 million, and Wesco will utilize leverage equal to approximately 50% to 60%.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions. The joint venture has an investment period of up to 2 years.  The Company will receive asset and property management fees, and may earn a promoted interest.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during the next twelve months and to provide for dividend payments in accordance with REIT requirements, expectations as to the sources for funding the Company’s development and redevelopment pipeline and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that mold lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors referred to in Item 1A, “Risk Factors,” in Part II “Other Information” in this current report on Form 10-Q for the quarter ended June 30, 2011 and those referred to in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

Index

The following table sets forth the Company’s calculation of FFO for the three and six months ended June 30, 2011 and 2010 (in thousands except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income available to common stockholders	$10,325	$9,482	$18,743	$22,609
Adjustments:
Depreciation and amortization	37,510	31,261	74,541	61,748
Gains not included in FFO, net of internal disposition costs	(5,265)	-	(5,265)	-
Noncontrolling interest and co-investments (1)	2,684	1,910	5,937	4,040
Funds from operations	$45,254	$42,653	$93,956	$88,397
Funds from operations per share - diluted	$1.32	$1.34	$2.76	$2.80
Weighted average number shares outstanding diluted (2)	34,365,418	31,759,956	34,079,471	31,602,019

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  The Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $213.0 million of tax exempt variable rate debt.  The interest rate caps are designated as cash flow hedges, and the Company does not have any fair value hedges as of June 30, 2011.

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

For the Years Ended	2011	2012	2013	2014	2015	Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$18,989	30,564	182,540	77,952	70,967	1,406,591		$1,787,603	$1,831,000
Average interest rate	5.6%	5.4%	5.6%	5.3%	5.2%	5.8%		5.7%
Variable rate debt	$-	9,775	34,118	-	-	212,965	(1)	$256,858	$444,469
Average interest rate	0.0%	3.1%	1.7%	0.0%	0.0%	1.8%		1.9%

(1) $191.9 million subject to interest rate caps.

The table incorporates only those exposures that exist as of June 30, 2011; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies, would depend on the exposures that arise prior to settlement.

Index

Item 4: Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of June 30, 2011, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

Index

Item 6: Exhibits

A. Exhibits

3.1	Articles Supplementary reclassifying 8,000,000 shares of Common Stock as 8,000,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock, $0.0001 par value per share (incorporated herein by reference to Exhibit 3.17 of the Company’s Registration Statement on Form 8-A filed with the SEC on April 12, 2011).

4.1	Form of global certificate evidencing the 7.125% Series H Cumulative Redeemable Preferred Stock, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 13,2011, and incorporated herein by reference.

10.1	Amended and Restated 2004 Non-Employee Director Equity Award Program, dated May 1, 2011.

10.2
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of April 13, 2011, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 13, 2011, and incorporated herein by reference.

10.3
Note Purchase Agreement, dated as of June 30, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the forms of the 4.50% Senior Guaranteed Notes, Series A, due September 30, 2017, and the 4.92% Senior Guaranteed Notes, Series B, due December 30, 2019), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 5, 2011 and incorporated herein by reference.  The schedules and certain exhibits to this agreement, as set forth in the agreement, have not filed been filed.  Essex agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: August 5, 2011

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)