Form 10-Q
period 2011-09-30
ESSEX PROPERTY TRUST INC
filed 2011-11-07
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  34,124,039 shares of Common Stock as of November 3, 2011.

ESSEX PROPERTY TRUST, INC.
FORM 10-Q
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	5

	Condensed Consolidated Statements of Stockholders’ Equity, Noncontrolling Interest, and Comprehensive Income for the nine months ended September 30, 2011	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 6	Exhibits	31

Signatures		32

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)
	September 30,	December 31,
Assets	2011	2010
Real estate:
Rental properties:
Land and land improvements	$836,134	$802,325
Buildings and improvements	3,331,463	3,265,014
	4,167,597	4,067,339
Less accumulated depreciation	(883,024)	(878,331)

	3,284,573	3,189,008
Real estate under development	145,226	217,531
Co-investments	275,410	107,840
	3,705,209	3,514,379
Cash and cash equivalents-unrestricted	9,020	13,753
Cash and cash equivalents-restricted	23,997	21,941
Marketable securities	75,624	92,310
Notes and other receivables	51,599	49,444
Prepaid expenses and other assets	22,225	25,188
Deferred charges, net	17,491	15,872
Total assets	$3,905,165	$3,732,887

Liabilities and Equity
Mortgage notes payable	$1,750,439	$1,832,745
Lines of credit	244,775	426,000
Unsecured bonds	265,000	-
Accounts payable and accrued liabilities	63,006	44,750
Construction payable	10,589	9,023
Dividends payable	39,015	36,405
Derivative liabilities	1,634	5,633
Other liabilities	20,135	18,968
Total liabilities	2,394,593	2,373,524
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,980,000 issued and 178,249 outstanding	4,349	4,349
Stockholders' equity and noncontrolling interest:
Common stock, $.0001 par value, 641,702,178 shares authorized 33,381,506 and 31,324,808 shares issued and outstanding	3	3
Cumulative redeemable preferred stock at liquidation value	73,750	25,000
Additional paid-in capital	1,776,546	1,515,468
Distributions in excess of accumulated earnings	(386,752)	(313,308)
Accumulated other comprehensive (loss) income	(75,237)	(77,217)
Total stockholders' equity	1,388,310	1,149,946
Noncontrolling interest	117,913	205,068
Total stockholders' equity and noncontrolling interest	1,506,223	1,355,014
Total liabilities and equity	$3,905,165	$3,732,887

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental and other property	$118,118	$103,368	$345,984	$301,804
Management and other fees from affiliates	1,940	959	4,585	3,458
	120,058	104,327	350,569	305,262
Expenses:
Property operating, excluding real estate taxes	30,048	27,600	87,616	77,259
Real estate taxes	11,301	10,106	32,896	29,306
Depreciation	38,137	31,531	112,563	93,068
General and administrative	6,066	6,175	18,551	17,988
Impairment and other charges	-	1,615	-	1,615
	85,552	77,027	251,626	219,236

Earnings from operations	34,506	27,300	98,943	86,026

Interest expense before amortization	(22,096)	(21,025)	(66,612)	(61,085)
Amortization expense	(2,936)	(1,177)	(8,527)	(2,958)
Interest and other income	2,741	5,788	12,357	20,730
Equity income (loss) in co-investments	317	(626)	(330)	(1,027)
Loss on early retirement of debt	(567)	-	(820)	(10)
Income before discontinued operations	11,965	10,260	35,011	41,676
Income (loss) from discontinued operations	(880)	166	4,637	478
Net income	11,085	10,426	39,648	42,154
Net income attributable to noncontrolling interest	(2,031)	(3,506)	(7,882)	(11,540)
Net income attributable to controlling interest	9,054	6,920	31,766	30,614
Dividends to preferred stockholders	(1,367)	(543)	(3,385)	(1,628)
Excess of cash paid to redeem preferred stock and units over the carrying value	-	-	(1,949)	-
Net income available to common stockholders	$7,687	$6,377	$26,432	$28,986

Per common share data:
Basic:
Income available to common stockholders	$0.26	$0.21	$0.69	$0.97
(Loss) income from discontinued operations	(0.03)	-	0.13	0.02
Net income available to common stockholders	$0.23	$0.21	$0.82	$0.99
Weighted average number of common shares outstanding during the period	33,121,728	29,690,910	32,215,549	29,334,359

Diluted:

Income before discontinued operations available to common stockholders	$0.26	$0.21	$0.69	$0.97
(Loss) income from discontinued operations	(0.03)	-	0.13	0.02
Net income available to common stockholders	$0.23	$0.21	$0.82	$0.99
Weighted average number of common shares outstanding during the period	33,209,289	29,762,420	32,304,686	29,398,637

Dividend per common share	$1.040	$1.033	$3.120	$3.098

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity, Noncontrolling Interest, and
Comprehensive Income for the nine months ended September 30, 2011
(Unaudited)
(Dollars and shares in thousands)

								Distributions	Accumulated
	Series F		Series H				Additional	in excess of	other
	Preferred stock		Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Interest	Total
Balances at December 31, 2010	1,000	$25,000	-	$-	31,325	$3	$1,515,468	$(313,308)	$(77,217)	$205,068	$1,355,014
Comprehensive income:
Net income	-	-	-	-	-	-	-	31,766	-	7,882	39,648
Reversal of unrealized gains upon the sale of marketable securites	-	-	-	-	-	-	-	-	(4,109)	(293)	(4,402)
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	-	-	6,469	448	6,917
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	(380)	(18)	(398)
Comprehensive income (loss)											41,765
Issuance of common stock under:
Stock option and restricted stock plans	-	-	-	-	97	-	7,591	-	-	-	7,591
Sale of common stock	-	-	-	-	1,960	-	256,790	-	-	-	256,790
Equity based compensation costs	-	-	-	-	-	-	-	-	-	804	804
Equity related issuance costs	-	-	-	-	-	-	(828)	-	-	-	(828)
Issuance of Series H Preferred	-	-	2,950	73,750	-	-	(2,541)	-	-	-	71,209
Redemption of Series F Preferred	(1,000)	(25,000)	-	-	-	-	-	-	-	-	(25,000)
Contributions from noncontrolling interest	-	-	-	-			-	-	-	800	800
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	(13,268)	(13,268)
Dividends declared	-	-	-	-	-	-	-	(105,210)	-	-	(105,210)
Redemption of Series B Preferred	-	-	-	-	-	-	1,200	-	-	(80,000)	(78,800)
Redemptions of noncontrolling interest	-	-	-	-	-	-	(1,134)	-	-	(3,510)	(4,644)
Balances at September 30, 2011	-	$-	2,950	$73,750	33,382	$3	$1,776,546	$(386,752)	$(75,237)	$117,913	$1,506,223

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net Income	$39,648	$42,154
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(5,051)	-
Gain on sale of marketable securities	(4,543)	(9,041)
Loss on early retirement of debt	820	10
Equity in co-investments	3,963	1,027
Amortization of discount on exchangeable bonds	-	58
Amortization of discount on marketable securities	(3,492)	(2,853)
Amortization of deferred interest from settlement of swaps	6,517	-
Amortization of discount on notes receivables	(1,316)	(3,435)
Depreciation	112,678	93,385
Amortization of deferred financing costs	2,201	2,437
Stock-based compensation	1,618	2,360
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,720)	1,450
Accounts payable and accrued liabilities	18,205	19,018
Other liabilities	1,166	1,714
Net cash provided by operating activities	170,694	148,284
Cash flows from investing activities:
Additions to real estate:
Acquisitions	(43,328)	(96,596)
Improvements to recent acquisitions	(14,768)	(2,266)
Redevelopment expenditures	(26,929)	(8,966)
Revenue generating capital expenditures	(4,706)	(788)
Non-revenue generating capital expenditures	(13,946)	(19,169)
Proceeds from dispositions of real estate	15,972	-
Additions to real estate under development	(72,816)	(110,972)
Changes in restricted cash and refundable deposits	(1,165)	(3,046)
Purchases of marketable securities	(8,048)	(18,294)
Sales and maturities of marketable securities	27,997	65,889
Purchases of and advances under notes and other receivables	-	(21,026)
Collections of notes and other receivables	643	1,832
Contributions to co-investments	(121,450)	(78,513)
Distributions from co-investments	4,032	40,397
Net cash used in investing activities	(258,512)	(251,518)
Cash flows from financing activities:
Borrowings under mortgage notes payable, lines of credit and bonds	872,041	616,385
Repayment under mortgage notes payable, lines of credit and bonds	(891,734)	(487,152)
Additions to deferred charges	(4,464)	(1,832)
Retirement of exchangeable bonds	-	(1,842)
Settlement of forward-starting swaps	(2,395)	(16,667)
Net proceeds from stock options exercised	6,714	3,108
Net proceeds from issuance of Series H preferred stock	71,209	-
Redemption of Series F preferred stock	(25,000)	-
Retirement of Series B preferred units	(78,800)	-
Net proceeds from issuance of common stock	257,008	116,641
Equity related issuance costs	(765)	-
Contributions from noncontrolling interest	-	3,990
Distributions to noncontrolling interest	(13,295)	(19,694)
Redemptions of noncontrolling interest	(4,644)	(23,745)
Common and preferred stock dividends paid	(102,790)	(91,950)
Net cash provided by financing activities	83,085	97,242

Net decrease in cash and cash equivalents	(4,733)	(5,992)
Cash and cash equivalents at beginning of period	13,753	20,660
Cash and cash equivalents at end of period	$9,020	$14,668

(Continued)

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $6.9 million and $7.3 million capitalized in 2011 and 2010, respectively	$66,629	$61,595
Supplemental disclosure of noncash investing and financing activities:
Change in accrual of dividends	$2,610	$1,397
Change in value of derivative liabilities	$1,760	$24,945
Change in unrealized gain of marketable securities	$398	$3,208
Mortgage notes assumed in connection with purchase of real estate
including the loan premiums recorded	$20,927	$87,540
Non-cash contribution from noncontrolling interest	$800	-
Change in construction payable	$1,566	$714
Transfer of real estate under development to rental properties	$86,995	$-
Transfer of real estate under development to co-investments	$54,472	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 include the accounts of the Company and the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 93.7% general partnership interest as of September 30, 2011.  Total Operating Partnership units outstanding were 2,227,730 and 2,200,907 as of September 30, 2011 and December 31, 2010, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $267.4 million and $251.4 million, as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, the Company owned or had ownership interests in 155 apartment communities, aggregating 32,076 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), six commercial buildings and five active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Fund Activities

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company’s development, redevelopment and asset management capabilities.  Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of September 30, 2011, owned 14 apartment communities and 2,971 units.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco I, LLC (“Wesco”), with an institutional partner for a total equity commitment of $200 million.  Each partner’s equity commitment is $100 million, and Wesco will utilize leverage equal to approximately 50% to 60%.  The Company has contributed $56.8 million to Wesco, and as of September 30, 2011, Wesco owned 4 apartment communities with 1,693 units.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions and material dispositions. The joint venture has an investment period of up to two years.  The Company will receive asset and property management fees, and may earn a promoted interest.  The Company accounts for this joint venture on the equity method.

Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard entitled “Fair Value Measurements and Disclosures”), and any unrealized gain or loss is recorded as other comprehensive income (loss).  There were no impairment charges for the three and nine months ended September 30, 2011 and 2010, respectively.  Realized gains and losses and interest income are included in interest and other income on the condensed consolidated statement of operations.  Amortization of purchase discounts are included in interest income.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

As of September 30, 2011, marketable securities consisted primarily of common stock and investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of September 30, 2011, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost of $45.5 million.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

As of September 30, 2011 the Company classified the following marketable securities as available for sale (dollars in thousands):

	September 30, 2011
		Gross
	Amortized	Unrealized
	Cost	Gain/(Loss)	Fair Value
Investment-grade unsecured bonds	$3,611	$373	$3,984
Investment funds - US treasuries	11,789	145	11,934
Common stock	14,513	(319)	14,194
Total	$29,913	$199	$30,112

	December 31, 2010
		Gross
	Amortized	Unrealized
	Cost	Gain	Fair Value
Investment-grade unsecured bonds	$22,243	$4,403	$26,646
Investment funds - US treasuries	14,345	582	14,927
Common stock	8,638	112	8,750
Total	$45,226	$5,097	$50,323

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the nine months ended September 30, 2011 and 2010, the proceeds from sales of available for sale securities totaled $26.8 million and $64.7 million, respectively.  These sales all resulted in gains, which totaled $4.5 million and $9.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,068,693 and 1,096,871 as of September 30, 2011 and December 31, 2010, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $128.3 million and $125.3 million, as of September 30, 2011 and December 31, 2010, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $215.9 million and $172.4 million, respectively, as of September 30, 2011 and $217.3 million and $168.0 million, respectively, as of December 31, 2010.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of September 30, 2011 and December 31, 2010, the Company did not have any VIE’s for which it was not deemed to be the primary beneficiary.

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

Stock-based compensation expense for options and restricted stock totaled $0.3 million for the three months ended September 30, 2011 and 2010, and $1.0 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The intrinsic value of the stock options exercised during the three months ended September 30, 2011 and 2010 totaled $0.6 million and $0.4 million and $3.6 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the intrinsic value of the stock options outstanding totaled $6.9 million.  As of September 30, 2011, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $3.7 million.  The cost is expected to be recognized over a weighted-average period of 1 to 6 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

The Company has adopted an incentive program involving the issuance of Series Z and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z Units totaled $0.2 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $0.7 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.  On January 1, 2011, 131,409 Series Z Units were converted into common units of the Operating Partnership.

Stock-based compensation for Z units capitalized totaled $0.1 million for the three months ended September 30, 2011, and 2010, and $0.3 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the intrinsic value of the Z-1 Units subject to future vesting totaled $15.6 million.  As of September 30, 2011, total unrecognized compensation cost related to Z-1 Units subject to future vesting totaled $6.3 million.  The unamortized cost is expected to be recognized over the next year to fourteen years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB statement entitled “Fair Value Measurements and Disclosures”.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities.  The Company uses Level 2 inputs for its investments in unsecured bonds, mortgage backed securities, notes receivable, notes payable, and derivative liabilities.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for the swap related to the multifamily revenue refunding bonds for the 101 San Fernando apartment community, is described in more detail in Note 8.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and notes and other receivables approximate fair value as of September 30, 2011 and December 31, 2010, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.77 billion of fixed rate debt, including unsecured bonds, at September 30, 2011 is approximately $1.88 billion and the fair value of the Company’s $242.2 million of variable rate debt, excluding borrowings under the lines of credit, at September 30, 2011 is $224.9 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of September 30, 2011 due to the short-term maturity of these instruments.  The fair values of the Company’s investments in mortgage backed securities are approximately equal to the amortized cost carrying value of these securities.  Marketable securities and both the note payable and the swap related to multifamily revenue refunding bonds for the 101 San Fernando apartment community, are carried at fair value as of September 30, 2011, as discussed above and in Note 8.

Preferred Equity Transactions

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
September 30, 2011 and 2010
(Unaudited)

Reclassifications for discontinued operations have been made to prior year statements of operations balances in order to conform to current year presentation.  Such reclassifications have no impact on reported earnings, cash flows, total assets or total liabilities.

(2)  Significant Transactions During the Third Quarter of 2011 and Subsequent Events

Acquisition

In September, the Company acquired the Bernard, a 63-unit community located in the Lower Queen Anne district of Seattle, Washington for $13.8 million.  As part of the transaction, the Company assumed a $9.4 million loan secured by the property at a fixed rate of 6.0% which matures in January 2019.  The interest rate was unfavorable compared to currently available market rates for mortgage loans, and thus the Company recorded a $1.1 million loan premium to reflect the debt at fair value along with a corresponding increase to the carrying value of the property.  This results in an effective interest rate for this loan of 4.0%.

Dispositions

During the quarter, the Company sold its preferred stock investment in Multifamily Technology Solutions, Inc, which owns MyNewPlace.com, a real estate technology company, for net proceeds of $1.6 million and a realized gain of $0.9 million.

Also, during the quarter, the Company also sold the View Pointe land parcel located in Newcastle, Washington for net proceeds of $1.4 million and a realized gain of $0.2 million.

Development

In September, the Company entered into a development joint venture with a regional developer for the construction of Fountain at La Brea, a 187-unit community with approximately 18,200 square feet of retail located in West Hollywood, California.  The regional developer contributed the land and the Company contributed approximately $9.0 million in cash for a 50% interest in the venture.  The joint venture acquired bond financing for the project in the amount of $54.5 million with a maturity date of October 2046 and entered into an interest rate swap transaction with respect to the bonds that terminates in September 2016 at a rate of SIFMA + 1.50.  As of September 30, 2011, $13.5 million of the bonds were outstanding.  The Company does not consolidate this joint venture and will account for it under the equity method of accounting.

During the quarter, the Company entered into a joint venture with the Canada Pension Plan Investment Board (“CPPIB”) to develop its 309-unit community located in West Dublin, California.   The Company contributed the land to the joint venture, and the Company will account for this joint venture on the equity method.  The Company will hold a 55% interest in the venture and will earn development, asset and property management fees, and may earn a promoted interest.

In October, the Company acquired the remaining 15% interest of a development joint venture for $0.8 million with the former land owner of a 12.6 acre operating retail site located in Santa Clara, California. The Company previously purchased an 85% interest in the venture in April, and the Company plans to entitle the 7.6 acre mixed-use site for 494 units, and an adjacent 5 acre parcel for retail.  The former joint venture partner has an option to purchase the retail parcel.

Co-investments

In July, the Company acquired Reveal (formerly Millennium at Warner Center), a 438-unit community located in the Canoga Park area of Los Angeles through the Wesco joint venture.  The property, which was completed in 2010, was acquired for $132.9 million.  Wesco obtained a mortgage loan for $78.7 million at LIBOR + 1.9% secured by Reveal with a maturity of two years with two 1-year extensions.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

In September, the Company acquired Redmond Hill, a group of four communities built between 1985 and 2003 consisting of 882-units in Redmond, Washington.  The properties, which will be operated as two separate communities, were acquired for $151.3 million through the Company’s previously announced programmatic joint venture, Wesco.  The Company intends to renovate portions of each property, beginning with building exteriors and community amenities, to be followed by apartment interior upgrades for a total cost of approximately $11.7 million.  In conjunction with the acquisition, Wesco obtained two 10-year loans totaling $97.1 million secured by Redmond Hill at a fixed rate of 4.06%.

Common Stock, Preferred Stock and Preferred Units

During the quarter, the Company sold 647,787 shares of common stock for $88.2 million, net of commissions, at an average per share price of $137.83.  Year to date through September, the Company has sold 1,959,411 shares of common stock for $256.8 million, net of commissions, at an average price of $132.65, and no stock has been sold to date in the fourth quarter.  The Company may sell an additional 1,066,889 shares under the current equity distribution program.

Bonds

During the quarter, the Company repaid tax-exempt bonds for $9.8 million associated with the Boulevard community, and in conjunction with this repayment of the bonds 35 apartment units were released from an affordable rent bond program.   The Company wrote-off $0.2 million of unamortized deferred charges related to the bonds.

Line of Credit

In August, the Company gave notice to terminate the $250 million secured line of credit facility with Freddie Mac which matures in December 2013.  As of September 30, 2011, $174.0 million is outstanding under this line of credit and the Company intends to repay this using proceeds form other borrowings. The 11 properties that are the security for this secured facility will be unencumbered upon termination of the secured facility.  Due to the early termination of the credit facility the Company has accelerated the amortization of the deferred facility charges, and the result is that an additional $0.3 million in amortization of deferred charges was recorded in the third quarter and another $0.3 million will be recorded in the fourth quarter of 2011.

In September, the Company amended the existing unsecured line of credit facility to increase the capacity to $425 million from $275 million with an accordion feature to expand the facility to $500 million.  The borrowing rate is LIBOR + 1.25% and an annual facility fee of 0.25%.  Interest on the credit facility floats at a margin over LIBOR plus a facility fee, which are tied to the Company’s senior unsecured credit ratings.  The term of the amended facility is three years and provides for two, 1-year extension options.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

(3) Co-investments

The Company has joint venture investments in co-investments, which are accounted for under the equity method.  The joint ventures own, operate and develop apartment communities.

The following table details the Company's co-investments (dollars in thousands):

	September 30,	December 31,
	2011	2010

Investments in joint ventures accounted for under the equity method of accounting:

Partnership interest in Fund II	$64,505	$66,000
Membership interest in Wesco	55,444	-
Membership interest in a limited liability company that owns Essex Skyline at MacArthur Place	25,781	29,187
Total operating co-investments	145,730	95,187
Membership interest in a limited liability company that owns and is developing Cadence and West Dublin	68,368	-
Membership interest in a limited liability company that owns and is developing Queen Anne	17,000	-
Membership interest in a limited liability company that owns and is developing Fountain at La Brea	9,186	-
Total development co-investments	94,554	-

Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% and 10%	22,792	-
Preferred interest in a related limited liability company that owns Madison Park at Anaheim with a preferred return of 13%	12,334	12,014
Total preferred interest investments	35,126	12,014

Investments accounted for under the cost method of accounting:
Series A and B-2 Preferred Stock interests in Multifamily Technology Solutions, Inc.	-	639
Total co-investments	$275,410	$107,840

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	September 30,	December 31,
	2011	2010
Balance sheets:
Rental properties and real estate under development	$1,405,295	$750,808
Other assets	58,806	15,864

Total assets	$1,464,101	$766,672

Debt	$886,632	$450,693
Other liabilities	56,050	7,076
Equity	521,419	308,903

Total liabilities and equity	$1,464,101	$766,672

Company's share of equity	$275,410	$107,201

`	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Statements of operations:
Property revenues	$28,286	$13,824	$70,882	$38,634
Property operating expenses	(11,699)	(6,513)	(29,394)	(17,176)
Net property operating income	16,587	7,311	41,488	21,458

Interest expense	(7,354)	(3,262)	(22,764)	(9,174)
General and administrative	(82)	-	(1,104)	-
Depreciation and amortization	(11,957)	(5,419)	(29,963)	(14,628)

Net loss	$(2,806)	$(1,370)	$(12,343)	$(2,344)

Company's share of operating income (loss)	(602)	(626)	(1,249)	(1,027)
Company's preferred interest/gain - Multifamily Technology Solutions, Inc.	919	-	919	-
Company's share of net income (loss)	$317	$(626)	$(330)	$(1,027)

(4)  Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,	December 31,
	2011	2010

Note receivable, secured, bearing interest at 6.3%, due February 2014	$17,446	$16,708
Note receivable, secured, bearing interest at 8.8%, due December 2012	10,930	10,930
Note receivable, secured, bearing interest at 9.8%, due March 2012	7,390	7,331
Note receivable, secured, bearing interest at LIBOR + 8.0%, due December 2012	6,443	6,513
Note receivable, secured, bearing interest at 6.5%, due November 2011	3,199	3,221
Note receivable, secured, bearing interest at 8.0%, due November 2011	971	971
Other receivables	5,220	3,770
	$51,599	$49,444

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

(5)   Related Party Transactions

Management and other fees from affiliates include management, development and redevelopment fees from co-investments of $1.9 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively, and $4.6 million and $3.0 million for the nine months ended September 30, 2011 and 2010, respectively, and a property acquisition fee of $0.5 million from the limited liability company that owns Skyline at MacArthur Place for the nine months ended September 30, 2010.  All of these fees are net of intercompany amounts eliminated by the Company.

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

(6)   Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its apartment communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are properties classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties.  Other non-segment assets include co-investments, real estate under development, cash and cash equivalents, marketable securities, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Southern California	$56,945	$50,666	$167,649	$151,662
Northern California	37,757	32,770	109,624	92,731
Seattle Metro	20,530	17,932	60,495	51,377
Other real estate assets	2,886	2,000	8,216	6,034
Total property revenues	$118,118	$103,368	$345,984	$301,804

Net operating income:
Southern California	$36,780	$32,742	$109,105	$100,191
Northern California	24,790	20,922	72,129	59,966
Seattle Metro	12,964	10,882	38,294	31,581
Other real estate assets	2,235	1,116	5,944	3,501
Total net operating income	76,769	65,662	225,472	195,239

Depreciation	(38,137)	(31,531)	(112,563)	(93,068)
Interest expense before amortization	(22,096)	(21,025)	(66,612)	(61,085)
Amortization expense	(2,936)	(1,177)	(8,527)	(2,958)
Interest and other income	2,741	5,788	12,357	20,730
General and administrative	(6,066)	(6,175)	(18,551)	(17,988)
Impairment and other charges	-	(1,615)	-	(1,615)
Management and other fees from affiliates	1,940	959	4,585	3,458
Equity income (loss) from co-investments	317	(626)	(330)	(1,027)
Loss on early retirement of debt	(567)	-	(820)	(10)
Income before discontinued operations	$11,965	$10,260	$35,011	$41,676

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Assets:
Southern California	$1,482,611	$1,428,264
Northern California	1,137,647	1,119,555
Seattle Metro	566,506	560,463
Other real estate assets	97,809	80,726
Net reportable operating segments - real estate assets	3,284,573	3,189,008
Real estate under development	145,226	217,531
Cash and cash equivalents	33,017	35,694
Marketable securities	75,624	92,310
Co-investments	275,410	107,840
Notes and other receivables	51,599	49,444
Other non-segment assets	39,716	41,060
Total assets	$3,905,165	$3,732,887

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

(7)   Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from operations available to common stockholders	$8,505	33,122	$0.26	$6,224	29,691	$0.21

Income from discontinued operations available to common stockholders	(818)	33,122	(0.03)	153	29,691	-
	7,687		$0.23	6,377		$0.21

Effect of Dilutive Securities (1)(2)	-	87		-	71

Diluted:
Income from continuing operations available to common stockholders	8,505	33,209	$0.26	6,224	29,762	$0.21
Income from discontinued operations available to common stockholders	(818)	33,209	(0.03)	153	29,762	-
	$7,687		$0.23	$6,377		$0.21

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic:
Income before discontinued operations available to common stockholders	$22,096	32,216	$0.69	$28,555	29,334	$0.97
Income from discontinued operations available to common stockholders	4,336	32,216	0.13	431	29,334	0.02
	26,432		$0.82	28,986		$0.99

Effect of Dilutive Securities (1)(2)	-	89		-	65

Diluted:
Income from continuing operations available to common stockholders (1)	22,096	32,305	0.69	$28,555	29,399	0.97
Income from discontinued operations available to common stockholders	4,336	32,305	0.13	431	29,399	0.02
	$26,432		$0.82	$28,986		$0.99

(1)
Weighted average convertible limited partnership units of 2,228,404 and 2,233,088, which includes vested Series Z incentive units, for the three and nine months ended September 30, 2011, respectively, and weighted average convertible limited partnership units of 2,200,907 and 2,325,220 which includes vested Series Z incentive units, for the three and nine months ended September 30, 2010, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 22,000 and 116,747 for the three months ended September 30, 2011 and 2010, respectively, and 29,500 and 133,432 for the nine months ended September 30, 2011 and 2010, respectively, were not included in the diluted earnings per share calculation because the exercise prices of the options were greater than the average market price of the common shares for the three and six months ended and, therefore, were anti-dilutive.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, as the effect was anti-dilutive.

(2)
Net income allocated to convertible limited partnership units, which includes vested Series Z units, aggregating $0.6 million and $0.5 million for the three months ended September 30, 2011 and 2010 respectively, and $2.2 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively, have been excluded from income available to common stock holders for the calculation of net income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

(8)   Derivative Instruments and Hedging Activities

Currently, the Company uses interest rate cap contracts to manage certain interest rate risks and previously the Company also used forward starting swaps to manage interest rate risks.  As of September 30, 2011, there are no outstanding forward starting interest rate swaps. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

During July 2010, the Company entered into a swap transaction (the “swap”) with respect to $38.0 million of multifamily revenue refunding bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing after July 2012 and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million estimated value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of September 30, 2011, the fair value of the swap was a liability of approximately $1.6 million.

As of September 30, 2011 the Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $202.9 million of tax exempt variable rate debt.  The aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million.  During the first quarter of 2011, the Company settled its remaining $20.0 million of forward starting swaps for a $2.3 million payment to the counterparty.  The amortization of the  forward starting swap settlement amounts along with the changes in the fair value of the interest rate cap contracts are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  The overall fair value of the Company’s derivatives changed by $4.0 million during the nine months ended September 30, 2011 to a net liability of $1.6 million as of September 30, 2011.

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

The Company sold Woodlawn Colonial, a 159 unit community located in Chula Vista, California for $16.0 million for a gain of $4.4 million net of internal disposition costs and California state taxes of $0.9 million.  The property was purchased in 2002 as part of the John M. Sachs, Inc. merger.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Rental revenues	$-	$453	$595	$1,337
Property operating expenses	-	(180)	(228)	(542)
Depreciation and amortization	-	(107)	(115)	(317)
Income from real estate sold	-	166	252	478
Gain on sale	-	-	5,854	-
Internal disposition costs and taxes	(880)	-	(1,469)	-
Income (loss) from discontinued operations	$(880)	$166	$4,637	$478

(10)  Commitments and Contingencies

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company provided a loan and construction completion guarantee to the lender in order to fulfill the lender’s standard financing requirements related to the construction of the Queen Anne community.  The outstanding balance for the construction loan is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The construction completion guarantee is for the life of the loan, which is scheduled to mature on July 1, 2014, with two, one-year extension options at the Queen Anne joint venture’s option.  As of September 30, 2011, the Company was in compliance with all terms of the construction loan and the construction of the community is expected to be completed on time and within budget.  The maximum exposure of the guarantee as of September 30, 2011 was $79.1 million based on the construction costs that were budgeted to be incurred to complete the construction.

The Company provided a payment guarantee to the counterparty in relation to the total return swap entered into by the joint venture responsible for the development of the Fountain at La Brea community.  Further the Company has guaranteed completion of development and debt service for Fountain at La Brea.  The outstanding balance for the loan is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related total return swap which is scheduled to mature on September 27, 2016.  The maximum exposure of the guarantee as of September 30, 2011 was $13.5 million based on the current outstanding debt amount.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

The Company is a fully integrated Real Estate Investment Trust (“REIT”), and its property revenues are generated primarily from apartment community operations.  The Company’s investment strategy has two components:  constant monitoring of existing markets, and evaluation of new markets in the Company’s current three geographical regions to identify areas with the characteristics that underlie rental growth.  The Company’s strong financial condition supports its investment strategy by enhancing its ability to quickly shift the Company’s acquisition, development, and disposition activities to markets that will optimize the performance of the portfolio.

As of September 30, 2011, the Company had ownership interests in 155 apartment communities, comprising 32,076 apartment units, excluding the Company’s ownership in preferred interest co-investments.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2011, the Company also had ownership interests in six commercial buildings with approximately 354,800 square feet.

As of September 30, 2011, the Company's consolidated development pipeline was comprised of one consolidated development project and three land parcels held for future development or sale aggregating 582 units, with total incurred costs of $145.2 million.  The estimated remaining project costs are $10.8 million and the total active development project costs are $156.0 million.

Index

The Company has four unconsolidated joint venture development projects, Queen Anne, a 275 unit condominium project, West Dublin, a 309 unit project, Fountain at La Brea, a 187 unit project and Cadence a three-phase project with 280 units in phase 1.  Development is underway for the first of three phases for Cadence which is comprised of 280 units.  As of September 30, 2011, total costs incurred are $132.6 million, with estimated remaining project costs of $251.8 million for total estimated costs of $346.9 million.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2011		As of September 30, 2010
	Apartment Units	%	Apartment Units	%
Southern California	13,204	49%	12,334	48%
Northern California	7,817	29%	7,696	30%
Seattle Metro	6,042	22%	5,701	22%
Total	27,063	100%	25,731	100%

Co-investments accounted for using the equity method including Fund II, Wesco communities, Essex Skyline at MacArthur Place, and preferred equity co-investments communities, totaling 7,915 units, are not included in the table above for both years presented above.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

The average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended September 30, 2011 and 2010) decreased 130 basis points to 95.4% as of September 30, 2011 from 96.7% as of September 30, 2010.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

Index

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended September 30, 2011 and 2010 is as follows:

	Three months ended
	September 30,
	2011	2010
Southern California	95.4%	96.5%
Northern California	95.6%	97.1%
Seattle Metro	95.1%	96.7%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2011	2010	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	58	$51,955	$50,619	$1,336	2.6%
Northern California	27	31,026	29,209	1,817	6.2
Seattle Metro	23	15,507	14,757	750	5.1
Total Quarterly Same-Property revenues.	108	98,488	94,585	3,903	4.1
Quarterly Non-Same Property Revenues (1)		19,630	8,783	10,847	123.5
Total property revenues		$118,118	$103,368	$14,750	14.3%

(1)	Includes ten communities acquired after July 1, 2010, three redevelopment communities, eight development communities, and four commercial buildings.

Quarterly Same-Property Revenues increased by $3.9 million or 4.1% to $98.5 million in the third quarter of 2011 from $94.6 million in the third quarter of 2010.  The increase was primarily attributable to an increase in scheduled rents of $4.9 million as reflected in an increase of 5.3% in average rental rates from $1,321 per unit in the third quarter of 2010 to $1,391 per unit in the third quarter of 2011.  Scheduled rents increased by 3.4%, 7.8%, and 6.9% in Southern California, Northern California, and Seattle Metro, respectively.  The increases related to gross income were partially offset by a decrease in Quarterly Same-Property financial occupancy from 96.7% for the third quarter of 2010 to 95.4% for the third quarter of 2011.  On a sequential basis the Company experienced quarterly same-property revenue growth from the second quarter of 2011 to the third quarter of 2011 of 1.0%, resulting from sequential revenue growth in all three regions.

Quarterly Non-Same Property Revenues increased by $10.8 million or 124% to $19.6 million in the third quarter of 2011 from $8.8 million in the third quarter of 2010.  The increase was primarily due to revenue generated from eight development communities (Joule, Fourth & U, Via, Axis 2300, Allegro, Bellerive, Muse, and Santee Village), ten communities acquired since July 1, 2010 (101 San Fernando, The Commons, Bella Villagio, Family Tree, 416 on Broadway, Anavia, Santee Court, Corbella at Juanita Bay, Courtyard off Main, and Bernard) and the acquisition of the Santa Clara retail center.

Management and Other Fees From Affiliates increased by $1.0 million compared to the third quarter of 2010 due to the development, asset, and property management fees earned from the Wesco, CPPIB, and Queen Anne joint ventures.

Property operating expenses, excluding real estate taxes increased $2.4 million or 8.9% to $30.0 million in the third quarter of 2011 from $27.6 million in the third quarter of 2010, primarily due to the acquisition of ten communities and one retail center, and the lease-up of eight development properties.  Same-Property operating expenses excluding real estate taxes increased by $0.5 million or 1.5% for the third quarter of 2011 compared to the third quarter of 2010, due primarily to an increase of $0.6 million in the timing of maintenance, repair and turnover costs.

Real Estate taxes increased by $1.2 million or 11.8% for the third quarter of 2011 compared to the third quarter of 2010 due primarily to the acquisition of ten communities and one retail center, and the lease-up of development communities which resulted in an increase in property taxes of $1.4 million.  Same-Property real estate taxes decreased by $0.1 million for the third quarter of 2011 compared to the third quarter of 2010 due to a reduction in assessed property valuations for select communities located in California, and a decrease in assessed valuations for select properties in the Seattle Metro.

Depreciation expense increased by $6.6 million or 21.0% for the third quarter of 2011 compared to the third quarter of 2010, due to the acquisition of  ten communities and one retail center, the lease-up of eight development properties, the capitalization of approximately $60.4 million in additions to rental properties for the nine months ended September 30, 2011 and the capitalization of approximately $52.0 million in additions to rental properties during 2010, including $16.3 million spent on redevelopment and revenue generating capital expenditures.

Index

Impairment and other charges decreased $1.6 million for the third quarter of 2011 compared to the third quarter 2010 due to $1.6 million in expense recorded by the Company due to the ineffectiveness of certain forward-starting swaps during the third quarter of 2010.

Interest expense before amortization increased by $1.1 million or 5.1% for the third quarter of 2011 compared to the third quarter of 2010, primarily due to the increase in average outstanding debt partially offset by $0.8 million of higher capitalized interest in the third quarter 2011 compared to the third quarter 2010.

Amortization expense increased by $1.8 million for the third quarter of 2011 compared to the third quarter of 2010, primarily due to the amortization of settlement of forward swaps primarily during the third and fourth quarter of 2010 that were applied to new 10-year secured mortgage loans.

Interest and other income decreased by $3.0 million for the third quarter of 2011 primarily due to $3.4 million of interest income earned during the 2010 period on the Santee Court note receivable that was purchased at a 20% discount to the outstanding principal on this loan during the second quarter of 2010.  No interest on this note was earned during the 2011 period since the note was settled in connection with the Company’s acquisition of the Santee Court community during the fourth quarter of 2010.  There was also a decrease of $1.1 million of interest income earned on marketable securities composed of investment grade unsecured bonds due to the sales of these investments during 2010, offset by $0.6 million increase in income from mortgage backed securities that were purchased in the fourth quarter of 2010 and a $0.2 million gain on the sale of the View Pointe land parcel.

Equity income (loss) in co-investments increased by $0.9 million for the third quarter of 2011 compared to the third quarter of 2010, due primarily to the gain on the sale of co-investment of $0.9 million.

Discontinued operations decreased by $1.0 million for the third quarter of 2011 compared to the third quarter of 2010, primarily due to state taxes recorded in the third quarter of 2011 related to the gain from the sale of Woodlawn Colonial in the second quarter of 2011.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Our average financial occupancies for the Company’s stabilized apartment communities or “2011/2010 Same-Properties” (stabilized properties consolidated by the Company for the nine months ended September 30, 2011 and 2010) decreased 70 basis points to 96.4% for the nine months ended September 30, 2011 from 97.1% for the nine months ended September 30, 2010.  The regional breakdown of the Company’s 2011/2010 Same-Property portfolio for financial occupancy for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended
	September 30,
	2011	2010
Southern California	96.2%	96.9%
Northern California	96.6%	97.5%
Seattle Metro	96.3%	97.3%

Index

The following table illustrates a breakdown of revenue amounts, including revenues attributable to 2011/2010 Same-Properties.

		Nine Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2011	2010	Change	Change
Property Revenues (dollars in thousands)
2011/2010 Same-Properties:
Southern California	58	$154,982	$151,615	$3,367	2.2%
Northern California	27	91,298	87,456	3,842	4.4
Seattle Metro	23	45,817	44,393	1,424	3.2
Total 2011/2010 Same-Property revenues	108	292,097	283,464	8,633	3.0
2011/2010 Non-Same Property Revenues (1)		53,887	18,340	35,547	193.8
Total property revenues		$345,984	$301,804	$44,180	14.6%

(1) Includes eleven communities acquired after January 1, 2010, three redevelopment communities, eight development communities, and four commercial buildings.

2011/2010 Same-Property Revenues increased by $8.6 million or 3.0% to $292.1 million for the nine months ended September 30, 2011 from $283.5 million for the nine months ended September 30, 2010.  The increase was primarily attributable to an increase in scheduled rents of $9.7 million as reflected in an increase of 3.5% in average rental rates from $1,310 per unit for the nine months ended September 30, 2010 to $1,356 per unit for the nine months ended September 30, 2011.  Scheduled rents increased in all regions by 2.4%, 5.2%, and 3.9% in Southern California, Northern California, and Seattle Metro, respectively.  Also, utility billings income increased $0.8 million and other income increased $0.4 million compared to the nine months ended September 30, 2010. The increases related to gross income were partially offset by a decrease in 2011/2010 Same-Property financial occupancy of 70 basis points or $2.5 million, from 97.1% for the nine months ended September 30, 2010 to 96.4% for the nine months ended September 30, 2011.

2011/2010 Non-Same Property Revenues increased by $35.5 million or 194% to $53.9 million for the nine months ended September 30, 2011 from $18.3 million for the nine months ended September 30, 2010.  The increase was primarily due to revenue generated from eight development communities (Joule, Fourth & U, Via, Axis 2300, Allegro, Bellerive, Muse, and Santee Village), eleven communities acquired since January 1, 2010 (Elevation, 101 San Fernando, The Commons, Bella Villagio, Family Tree, 416 on Broadway, Anavia, Santee Court, Corbella at Juanita Bay, Courtyard off Main, and Bernard) and the acquisition of the Santa Clara retail center.

Management and Other Fees From Affiliates increased by $1.1 million compared to the nine months of 2010 primarily due to the development, asset, and property management fees earned from the Wesco, CPP, and Queen Anne joint ventures.

Property operating expenses, excluding real estate taxes increased $10.4 million or 13.4% to $87.6 million for the nine months ended September 30, 2011 from $77.3 million for the nine months ended September 30, 2010, primarily due to the acquisition of eleven communities and one retail center, and the lease-up of eight development properties.  2010/2011 Same-Property operating expenses, excluding real estate taxes increased by $2.5 million or 3.4% for the nine months ended September 30, 2011 compared to 2010, due mainly to an increase of $1.8 million in the timing of maintenance, repair, and turnover costs, and an increase of $0.6 million or 3.0% in utility costs.

Real Estate taxes expense increased by $3.6 million or 12.3% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the acquisition of eleven communities and one retail center, and the lease up of eight development properties which resulted in an increase in property taxes of $4.4 million compared to the nine months ended September 30, 2010.  2010/2011 Same-property real taxes decreased $0.6 million due to the reduction in property assessed valuations for select communities located in California, and a decrease in assessed valuations for select properties in the Seattle Metro.

Depreciation expense increased by $19.5 million or 20.9% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due to the acquisition of eleven communities and one retail center, the lease up of eight development properties, and the capitalization of approximately $60.4 million in additions to rental properties for the nine months ended September 30, 2011 and the capitalization of approximately $52.0 million in additions to rental properties during 2010, including $16.3 million spent on redevelopment and revenue generating capital expenditures.

Index

Impairment and other charges decreased $1.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to $1.6 million in expense recorded by the Company due to the ineffectiveness of certain forward-starting swaps during the third quarter of 2010.

Interest expense before amortization increased by $5.5 million or 9.0% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to the increase in average outstanding debt partially offset by $0.4 million higher capitalized interest for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Amortization expense increased by $5.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to the settlement of forward swaps primarily during the third and fourth quarter of 2010, which were applied to new 10-year secured mortgage loans.

Interest and other income decreased by $8.4 million for the nine months ended September 30, 2011 primarily due to a decrease of $4.5 million in gain on sale of marketable securities and a $4.0 million decrease in interest income on the Santee Court note receivable.  The Company sold marketable securities for a gain of $4.5 million during the nine months ended September 30, 2011 compared $9.0 million in gains generated from the sale of marketable securities for the nine months ended September 30, 2010.  As a result of the Company’s acquisition of Santee Court during the fourth quarter of 2010 and settlement of the note receivable in conjunction with the acquisition, there was a decrease of $4.0 million of interest income earned on the Santee Court note.

Discontinued operations increased by $4.2 million for the nine months ended September 30, 2011 due to the sale of Woodlawn Colonial for $16 million at a gain of $4.4 million, net of internal disposition costs and taxes.

Liquidity and Capital

As of September 30, 2011, the Company had $9.0 million of unrestricted cash and cash equivalents and $75.6 million in marketable securities, of which $30.1 million were held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has three lines of credit aggregating $690.0 million as of September 30, 2011.  The Company had a $425.0 million unsecured line of credit with an accordion option to $500.0 million.  As of September 30, 2011 there was a $59.0 million balance on this unsecured line.  The underlying interest rate on the $425.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 1.25%.  This facility matures in December 2014 with two one-year extensions, exercisable by the Company.  The Company also has a $250.0 million credit facility from Freddie Mac, which matures in December 2013.  This line is secured by eleven apartment communities.  As of September 30, 2011, the Company had $174.0 million outstanding under this line of credit at an average interest rate of 1.1%.  The underlying interest rate on this line is between 99 and 150 basis points over the Freddie Mac Reference Rate and the interest rate is subject to change by the lender in November 2011.  The Company has elected to terminate the line of credit in the fourth quarter and accordingly accelerated the amortization of the related deferred finance charges totaling $0.3 million for the third and fourth quarters of 2011.  During the first quarter, the Company entered into a new working capital unsecured line of credit agreement for $15.0 million.  As of September 30, 2011 there was $11.8 million outstanding on this unsecured line.  The underlying interest rate on the $15.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 1.25%.  This facility matures in January 2012 with one one-year extension, exercisable by the Company.

The Company’s unsecured bonds and unsecured line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the line of credit covenants as of September 30, 2011.

Index

During the nine months ended September 30, 2011, the Company issued $265.0 million of unsecured bonds through private placement offerings, $150.0 million at 4.4% with a maturity date of March 2016, $40.0 million at 4.5% with a maturity date of September 2017, and $75.0 million at 4.92% with a maturity date of December 2019.  The proceeds from the bond offerings were used primarily to repay outstanding mortgages, redeem the Series F Preferred Stock, and pay down the Company’s line of credit.

In January 2011, additional banks entered into equity distribution agreements with the Company including Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc.  Pursuant to its equity distribution program the Company issued 1,959,411 shares of common stock for $256.8 million, net of fees and commissions, during the nine months ended September 30, 2011.  Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt, acquire apartment communities and fund the development pipeline.  As of September 30, 2011 the Company may sell an additional 1,066,889 shares under the current equity distribution program.

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

As of September 30, 2011, the Company’s mortgage notes payable totaled $1.8 billion which consisted of $1.5 billion in fixed rate debt with interest rates varying from 3.7% to 7.4% and maturity dates ranging from 2012 to 2021 and $242.2 million of variable rate debt with a weighted average interest rate of 1.6% ($202.9 million of the variable debt is tax-exempt variable rate demand notes).  The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2039, and $191.9 million are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

The Company’s current financing activities have been impacted by the instability and tightening in the credit markets which has led to an increase in spreads and pricing of secured and unsecured debt.  Our strong balance sheet, the established relationships with our unsecured lines of credit bank group and access to Fannie Mae and Freddie Mac secured debt financing have provided some insulation to us from the turmoil being experienced by many other real estate companies.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  The Company has experienced more restrictive loan to value and debt service coverage ratio limits and an expansion in credit spreads.   Continued turmoil in the capital markets could negatively impact the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at attractive rates.

Derivative Activity

Currently, the Company uses interest rate cap contracts to manage certain interest rate risks and previously the Company also used forward starting swaps to manage interest rate risks.  As of September 30, 2011, there are no outstanding forward starting interest rate swaps. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

During July 2010, the Company entered into a swap transaction (the “swap”) with respect to $38.0 million of multifamily revenue refunding bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing after July 2012 and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million estimated value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of September 30, 2011, the fair value of the swap was a liability of approximately $1.6 million.

Index

As of September 30, 2011 the Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $202.9 million of tax exempt variable rate debt.  The aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million.  During the first quarter of 2011, the Company settled its remaining $20.0 million of forward starting swaps for a $2.3 million payment to the counterparty.  The amortization of forward starting swap settlement amounts along with the changes in the fair values of the interest rate cap contracts are reflected in other comprehensive (loss) income in the Company’s condensed consolidated financial statements.  The overall fair value of the Company’s derivatives changed by $4.0 million during the nine months ended September 30, 2011 to a net liability of $1.6 million as of September 30, 2011.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of September 30, 2011, the Company had one consolidated and four unconsolidated joint venture development projects aggregating 1,335 units for an estimated cost of $458.9 million, of which $258.4 million remains to be expended.

The Company owned three land parcels held for future development or sale aggregating an estimated 298 units as of September 30, 2011.  The aggregate carrying value for these three land parcels was $44.0 million as of September 30, 2011.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least an 8 to 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of September 30, 2011, the Company had five redevelopment communities aggregating 1,220 apartment units with estimated redevelopment costs of $75.3 million, of which approximately $32.4 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of September 30, 2011, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco, with an institutional partner for a total equity commitment of $200 million.  Each partner’s equity commitment is $100 million, and Wesco will utilize leverage equal to approximately 50% to 60%.  The Company has contributed $56.8 million to Wesco, and as of September 30, 2011, Wesco owned 4 apartment communities with 1,693 units.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions and material dispositions. The joint venture has an investment period of up to two years.  The Company will receive asset and property management fees, and may earn a promoted interest.  The Company accounts for this joint venture on the equity method.

Index

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company’s management to exercise their most difficult, subjective and complex judgments. The Company critical accounting policies and estimates relate principally to the following key areas: (i) consolidation under applicable accounting standards for entities that are not wholly owned; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; (iii) internal cost capitalization; and (iv) qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during the next twelve months, expectations as to the sources for funding the Company’s development and redevelopment pipeline and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that mold lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors referred to in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

Index

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

The following table sets forth the Company’s calculation of FFO for the three and nine months ended September 30, 2011 and 2010 (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income available to common stockholders	$7,687	$6,377	$26,432	$28,986
Adjustments:
Depreciation and amortization	38,137	31,638	112,678	93,385
Loss (Gains) not included in FFO, net of internal disposition costs	880	-	(4,384)	-
Noncontrolling interest and co-investments (1)	3,819	1,914	9,909	5,954
Funds from operations	$50,523	$39,929	$144,635	$128,325

Funds from operations per share - diluted	$1.43	$1.25	$4.19	$4.05

Weighted average number
shares outstanding diluted (2)	35,437,693	31,963,327	34,537,774	31,723,857

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

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  The Company had twelve interest rate cap contracts totaling a notional amount of $191.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for the Company’s $202.9 million of tax exempt variable rate debt.  The interest rate caps are designated as cash flow hedges, and the Company does not have any fair value hedges as of September 30, 2011.

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

For the Years Ended	2011	2012	2013	2014	2015	Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$-	30,438	181,452	77,572	70,643	1,413,183		$1,773,288	$1,885,000
Average interest rate	-	5.4%	5.6%	5.3%	5.2%	5.8%		5.8%
Variable rate debt	$174,000	17,423	33,599	59,000	-	202,904	(1)	$486,926	$469,724
Average interest rate	1.1%	3.7%	1.6%	2.2%	-	1.5%		1.5%

 (1) $191.9 million subject to interest rate caps.

The table incorporates only those exposures that exist as of September 30, 2011; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies, would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of September 30, 2011, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

Item 6: Exhibits

A. Exhibits

10.1	Amended and Restated Revolving Credit Agreement, dated September 16, 2011.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or Prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: November 4, 2011

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer