Form 10-K
period 2011-12-31
ESSEX PROPERTY TRUST INC
filed 2012-02-27
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________
Commission file number    1-13106

Essex Property Trust, Inc
(Exact name of Registrant as Specified in its Charter)

Maryland	77-0369576
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

925 East Meadow Drive
Palo Alto, California    94303
(Address of Principal Executive Offices including Zip Code)
(650) 494-3700
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,357,742,310. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes.

As of February 22, 2012, 34,809,580 shares of common stock ($0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc to be held May 15, 2012.

ii

Essex Property Trust, Inc
2011 ANNUAL REPORT ON FORM 10-K

iii

PART I

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section, “Forward Looking Statements.”  Actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including Item 1A, Risk Factors of this Form 10-K.

Item 1 Business

OVERVIEW

Essex Property Trust, Inc. (“Essex” or the “Company”) is a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”).  The Company owns all of its interest in its real estate investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and as of December 31, 2011 owns a 93.8% general partnership interest.   In this report, the terms “Essex” or the “Company” also refer to Essex Property Trust, Inc., its Operating Partnership and the Operating Partnership’s subsidiaries.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities.  As of December 31, 2011, the Company owned or held an interest in 159 communities, aggregating 32,753 units, located along the West Coast, as well as five commercial buildings (totaling approximately 315,900 square feet), and five active development projects with 1,235 units in various stages of development (collectively, the “Portfolio”).

The Company’s website address is http://www.essexpropertytrust.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are available, free of charge, on its website as soon as practicable after the Company files the reports with the Securities and Exchange Commission (“SEC”).

BUSINESS STRATEGIES

The following is a discussion of the Company’s business strategies in regards to real estate investment and management

Business Strategies

Research Driven Approach –
The Company believes that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge.

Utilizing a proprietary research model that the Company has developed over the last three decades, the Company continually assesses markets where the Company operates, as well as markets where the Company considers future investment opportunities by evaluating the following:

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

•	Rental demand is enhanced by affordability of rents relative to costs of for-sale housing; and
•	Housing demand that is based on proximity to jobs, high median incomes, the quality of life and related commuting factors, as well as potential job growth

Recognizing that all real estate markets are cyclical, the Company regularly evaluates the results of its regional economic, and its local market research, and adjusts the geographic focus of its portfolio accordingly.  The Company seeks to increase its Portfolio allocation in markets projected to have the strongest local economies and to decrease such allocations in markets projected to have declining economic conditions.  Likewise, the Company also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields.

Property Operations – The Company manages its communities by focusing on strategies that will generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation.  The Company intends to achieve this by utilizing the strategies set forth below:

•
Property Management – The Senior Vice President of Operations, Divisional Managers, Regional Portfolio Managers and Area Managers are accountable for the performance and maintenance of the communities They supervise, provide training for the on-site managers, review actual performance against budget, monitor market trends and prepare operating and capital budgets.

•
Capital Preservation – The Executive Vice President and First Vice President of Asset Management and the Capital and Maintenance department are responsible for the planning, budgeting and completion of major capital improvement projects at the Company’s communities.

•
Business Planning and Control – Comprehensive business plans are implemented in conjunction with every investment decision  These plans include benchmarks for future financial performance, based on collaborative discussions between on-site managers and senior management.

•
Development and Redevelopment – The Company focuses on acquiring and developing apartment communities in supply constrained markets, and redeveloping its existing communities to improve the financial and physical aspects of the Company’s communities.

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate

Acquisitions are an important component of the Company’s business plan, and during 2011, the Company acquired ownership interest in eleven communities totaling $533 million  The following is a summary of its 2011 acquisitions:

1)
In March, the Company acquired Santee Village, a 73-unit vacant condominium community that is operated as a rental community located in downtown Los Angeles for $170 million. This community is adjacent to Santee Court apartments which the Company acquired in 2010.

2)	Also in March, the Company purchased 1000 Kiely (formerly Family Tree Apartments), a 121-unit garden-style community located in Santa Clara, California for $31.4 million.
3)	In June, the Company acquired Bellerive, a recently constructed 63-unit vacant condominium project that is operated as a rental community located in West Los Angeles for $27.0 million.
4)
In May, the Company entered into a 50/50 programmatic joint venture, Wesco I, LLC (“Wesco I”), with an institutional partner for a total equity commitment of $200 million.  Wesco I's first acquisition was Arbors at Parc Rose, a 373-unit community located in Oxnard, California, for $92.0 million.

5)
In July, Wesco I acquired Reveal (formerly Millennium at Warner Center), a 438-unit community located in the Canoga Park area of Los Angeles.  The property, which was completed in 2010, was acquired for $132.9 million.

6)	In September, the Company acquired the Bernard, a 63-unit community located in the Lower Queen Anne district of Seattle, Washington for $13.8 million.

7)
In September, Wesco I acquired Redmond Hill East and Redmond Hill West, a group of communities built between 1985 and 2003 totaling 882-units in Redmond, Washington.  The properties are operated as two separate communities and the total purchase price was $151.3 million.

8)	In November, Wesco I acquired Briarwood for $27.8 million The property is a 160-unit community located in Fremont, California that was built in 1979.
9)	Also in November, Wesco I acquired The Woods for $25.2 million. The property is a 160-unit community built in 1978 and located less than a half mile from Briarwood, in Fremont, California.
10)	In December, the Company acquired Delano, a 66-unit community located in Redmond, Washington for $14.1 million.

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

During 2011, the Company sold one apartment community, Woodlawn Colonial, and one office building, Clarendon for a total of $23.4 million resulting in a gain of $8.4 million.

Marketable Securities

During the year ended December 31, 2011, the proceeds from sales of available for sale securities totaled $33.0 million, which resulted in gains, which totaled $5.0 million.

Development Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2011, the Company had five joint venture development projects comprised of 1,235 units for an estimated cost of $422.6 million, of which $282.6 million remains to be expended.

The following table sets forth information regarding the Company’s development pipeline:

				As of 12/31/11 ($ in millions)
Development Pipeline	Location	Ownership %	Units	Incurred Project Cost	Estimated Remaining Cost	Estimated Project Cost(1)
Development Projects - Joint Venture
Queen Anne	Seattle, WA	50%	275	$33.5	$45.6	$79.1
Epic (formerly Cadence) Phase I	San Jose, CA	55%	280	36.7	61.9	98.6
West Dublin	Dublin, CA	55%	309	23.1	71.4	94.5
Fountain at La Brea	West Hollywood, CA	50%	187	27.0	48.0	75.0
Santa Monica at La Brea	West Hollywood, CA	50%	184	19.7	55.7	75.4
			1,235	140.0	$282.6	$422.6
Predevelopment project - joint venture	San Jose, CA	55%	481	42.8
Land held for future development or sale	various		298	44.3
Development Pipeline			2,014	$227.1

(1)	Includes incurred costs and estimated costs to complete these development projects

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2011, the Company had one joint venture development project aggregating 481 units that was classified as a predevelopment project, with cost incurred of $42.8 million.  The Company may also acquire land for future development purposes or sale.   The Company had incurred $44.3 million in costs related to land held for future development or sale aggregating 298 units as of December 31, 2011.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2011, the Company had ownership interests in six redevelopment communities aggregating 1,444 apartment units with estimated redevelopment costs of $96.4 million, of which approximately $43.1 million remains to be expended.

Secured Debt

During 2011, the Company paid off construction loans, tax-exempt bonds, and mortgage loans totaling $116.1 million with an average interest rate of 3.3%, and obtained fixed rate secured mortgage loans totaling $51.9 million with an average interest rate of 5.4%.  In conjunction with obtaining the new mortgage loans, the Company settled the remaining $20.0 million of forward-starting swap contracts which increased the average effective interest rate of the new mortgage loans to 6.2%.

Unsecured Debt

During 2011, the Company issued $265.0 million of unsecured bonds through private placement offerings, $150.0 million at 4.4% with a maturity date of March 2016, $40.0 million at 4.5% with a maturity date of September 2017, and $75.0 million at 4.92% with a maturity date of December 2019.  The proceeds from the bond offerings were used primarily to repay outstanding mortgages, redeem the Series F Preferred Stock, and pay down the Company’s line of credit.  During the fourth quarter of 2011, the Company closed a five-year, $200 million unsecured term loan.  The term loan has a variable interest rate of LIBOR plus 142.5 basis points.  In conjunction with this transaction the Company has entered into interest rate swap contracts for a term of five years with a total notional amount of $150 million.  The interest rate swaps effectively convert the borrowing rate on $150 million of the $200 million variable rate unsecured term to a fixed rate of 2.66%.

Lines of Credit

The Company entered into a new unsecured line of credit agreement during the third quarter of 2011 which has a $425.0 million limit with an accordion option to $500.0 million.  As of December 31, 2011 there was a $150.0 million balance on this unsecured line.  The underlying interest rate on the $425.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 1.25% as of December 31, 2011.  This facility matures in December 2014 with two one-year extensions, exercisable by the Company.

The Company also had a $250.0 million credit facility from Freddie Mac, which was secured by eleven apartment communities.  The Company terminated the line of credit in the fourth quarter of 2011 and accordingly wrote-off the related deferred finance charges totaling $0.6 million for year ended December 31, 2011.

Preferred Securities

During the second quarter of 2011, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H”) at a price of $25.00 per share for net proceeds of $71.2 million, net of costs and original issuance discounts.  Net proceeds from the Series H offering were used to redeem all of the 7.875% Series B Cumulative Redeemable Preferred Units of Essex Portfolio, L.P. (“Series B”) with a liquidation value of $80.0 million. The Company also redeemed its 7.8125% Series F Preferred Stock (“Series F”) at liquidation value for $25.0 million.

Equity Transactions

During 2011, the Company issued 2.5 million shares of common stock at an average share price of $133.29 for $323.9 million, net of fees and commissions.  The Company used the net proceeds from the stock offerings to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes.

ESSEX APARTMENT VALUE FUND II

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment, and property and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2011, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

WESCO I, LLC

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco I, LLC (“Wesco I”), with an institutional partner for a total equity commitment of $200.0 million.  Each partner’s equity commitment is $100.0 million, and Wesco I will utilize leverage equal to approximately 50% to 60%.  The Company has contributed $78.3 million to Wesco, and as of December 31, 2011, Wesco I owned six apartment communities with 2,013 units with an aggregate purchase price of $429.2 million.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions and material dispositions. The joint venture has an investment period of up to two years.  The Company receives asset and property management fees, and may earn a promoted interest.

OFFICES AND EMPLOYEES

The Company is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California and Bellevue, Washington.  As of December 31, 2011, the Company had 1,099 employees.

INSURANCE

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  Insured risks for comprehensive liabilities covers claims in excess of $25,000 per incident, and property casualty insurance covers losses in excess of a $5.0 million deductible per incident. There are, however, certain types of extraordinary losses, such as, losses from terrorism and earthquakes, for which the Company does not have insurance.  Substantially all of the communities are located in areas that are subject to earthquakes.

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

COMPETITION

There are numerous housing alternatives that compete with the Company’s communities in attracting residents.  These include other apartment communities, and single-family homes.  The communities also compete for residents with new and existing condominiums.  If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing housing, rental rates and occupancy may drop which may have a material adverse affect on the Company’s financial condition and results of operations.

The Company faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities.  Some competitors are larger and have greater financial resources than the Company.  This competition may result in increased costs of apartment communities the Company acquires and or develops.

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2012.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect its plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

See the discussion under the caption, “The Company’s Portfolio may have unknown environmental liabilities” in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on its operations, which discussion under the caption “The Company’s Portfolio may have unknown environmental liabilities” is incorporated by reference into this Item 1.

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

Item 1A. Risk Factors

The Company’s business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.

The Company depends on its key personnel. The Company’s success depends on its ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of any of the Company’s key personnel could have an adverse effect on the Company.

Capital and credit market conditions may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, results of operations, cash flows and financial condition.  In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to the Company may be adversely affected.  The Company’s strong balance sheet, the debt capacity available on the unsecured line of credit with a bank group and access to the private placement market and Fannie Mae and Freddie Mac secured debt financing provides some insulation from volatile markets.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  To the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely impacted.

Debt financing has inherent risks.  At December 31, 2011, the Company had approximately $2.36 billion of indebtedness (including $593.7 million of variable rate indebtedness, of which $150.0 million is subject to interest rate swaps effectively fixing the interest rate and $187.8 million is subject to interest rate protection agreements).  The Company is subject to the risks normally associated with debt financing, including the following:

•	cash flow may not be sufficient to meet required payments of principal and interest;
•	inability to refinance maturing indebtedness on encumbered apartment communities;
•	inability to comply with debt covenants could cause an acceleration of the maturity date; and
•	repaying debt before the scheduled maturity date could result in prepayment penalties

The Company may not be able to refinance its indebtedness.  The communities subject to these mortgages could be foreclosed upon or otherwise transferred to the lender.  This could cause the Company to lose income and asset value.  The Company may be required to refinance the debt at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness.

Debt financing of communities may result in insufficient cash flow to service debt.  Where appropriate, the Company intends to continue to use leverage to increase the rate of return on the Company’s investments and to provide for additional investments that the Company could not otherwise make.  There is a risk that the cash flow from the communities will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code.  The Company may obtain additional debt financing in the future through mortgages on some or all of the communities.  These mortgages may be recourse, non-recourse, or cross-collateralized.

As of December 31, 2011, the Company had 68 of its 138 consolidated communities encumbered by debt.  With respect to the 68 communities encumbered by debt, 61 of them are secured by deeds of trust relating solely to those communities.  With respect to the remaining 7 communities, there is a cross-collateralized mortgage secured by the 7 communities.  The holders of this indebtedness will have rights with respect to these communities and lenders may seek foreclosure of communities which would reduce the Company’s income and net asset value.

Rising interest rates may affect the Company’s costs of capital and financing activities and results of operation.  Interest rates could increase rapidly, which could result in higher interest expense on the Company’s variable rate indebtedness.  Prolonged interest rate increases could negatively impact the Company’s ability to make acquisitions and develop apartment communities with positive economic returns on investment and the Company’s ability to refinance existing borrowings.

Interest rate hedging arrangements may result in losses.   Periodically, the Company has entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so.  Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to the Company if interest rates decline.  If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other.  Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks.  In order to minimize counterparty credit risk, the Company’s policy is to enter into hedging arrangements only with financial institutions that have a current rating of A or higher.

Bond compliance requirements may limit income from certain communities.   At December 31, 2011, the Company had approximately $202.7 million of variable rate tax-exempt financing relating to the following apartment communities: Inglenook Court, Wandering Creek, Boulevard, Camarillo Oaks, Fountain Park, Anchor Village, Hidden Valley and Belmont Station.  This tax-exempt financing subjects these communities to certain deed restrictions and restrictive covenants.  The Company expects to engage in tax-exempt financings in the future.  The Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes.  The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government.  In addition to federal requirements, certain state and local authorities may impose additional rental restrictions.  These restrictions may limit income from the tax-exempt financed communities if the Company is required to lower rental rates to attract residents who satisfy the median income test.  If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

General real estate investment risks may adversely affect property income and values.   Real estate investments are subject to a variety of risks.  The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred.  If the communities do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to stockholders will be adversely affected.  Income from the communities may be further adversely affected by, among other things, the following factors:

•	the general economic climate;
•	local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;
•	the attractiveness of the communities to tenants;
•	competition from other available housing; and
•	the Company’s ability to provide for adequate maintenance and insurance

As leases at the communities expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values also may be adversely affected by such factors as applicable laws (e.g., the Americans with Disabilities Act of 1990 and tax laws).  Real estate investments are relatively illiquid and, therefore, the Company’s ability to vary its portfolio promptly in response to changes in economic or other conditions may be quite limited.

National and regional economic environments can negatively impact the Company’s operating results.  During recent years, a confluence of factors has resulted in job losses, turmoil and volatility in the capital markets, and caused a national and global recession.  The Company's forecast for the national economy assumes the return of growth, with estimated gross domestic product growth of the national economy and the economies of the western states.  In the event of another recession, the Company could incur continued reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses.

Inflation/Deflation may affect rental rates and operating expenses. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.

Acquisitions of communities may fail to meet expectations.  The Company intends to continue to acquire apartment communities.  However, there are risks that acquisitions will fail to meet the Company’s expectations.  The Company’s estimates of future income, expenses and the costs of improvements or redevelopment that is necessary to allow the Company to market an acquired apartment community as originally intended may prove to be inaccurate.  The Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by the Company.  The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders.  If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to secure further lines of credit for new development or such lines of credit may be not available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.   The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received.  The Company’s development and redevelopment activities generally entail certain risks, including the following:

•	funds may be expended and management's time devoted to projects that may not be completed;
•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
•	projects may be delayed due to, without limitation, adverse weather conditions;
•	occupancy rates and rents at a completed project may be less than anticipated; and
•	expenses at completed development projects may be higher than anticipated

These risks may reduce the funds available for distribution to the Company’s stockholders.  Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor “General real estate investment risks may adversely affect property income and values.”

The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results.  The Company generated significant amounts of rental revenues for the year ended December 31, 2011, from the Company’s communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2011, 82% of the Company’s rental revenues were generated from communities located in California.  This geographic concentration could present risks if local property market performance falls below expectations. The economic condition of these markets could affect occupancy, property revenues, and expenses, from the communities and their underlying asset values.  The financial results of major local employers also may impact the cash flow and value of certain of the communities.  This could have a negative impact on the Company’s financial condition and operating results, which could affect the Company’s ability to pay expected dividends to its stockholders.

Competition in the apartment community market may adversely affect operations and the rental demand for the Company’s communities.  There are numerous housing alternatives that compete with the Company’s communities in attracting residents.  These include other apartment communities and single-family homes that are available for rent in the markets in which the communities are located.  If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse affect on the Company’s financial condition and results of operations.  The Company also faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities.  This competition may result in an increase in costs and prices of apartment communities that the Company acquires and/or develops.

The price per share of the Company’s stock may fluctuate significantly  The market price per share of the Company’s common stock may fluctuate significantly in response to many factors, including without limitation:

•	regional, national and global economic conditions;
•	actual or anticipated variations in the Company’s quarterly operating results or dividends;

•	changes in the Company’s funds from operations or earnings estimates;
•	issuances of common stock, preferred stock or convertible debt securities;
•	publication of research reports about the Company or the real estate industry;
•
the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate based companies);

•
general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of the Company’s stock to demand a higher annual yield from dividends;

•	availability to capital markets and cost of capital;
•	a change in analyst ratings or the Company’s credit ratings;
•
terrorist activity may adversely affect the markets in which the Company’s securities trade, possibly increasing market volatility and causing erosion of business and consumer confidence and spending; and

•	Natural disasters such as earthquakes

Many of the factors listed above are beyond the Company’s control.  These factors may cause the market price of shares of the Company’s common stock to decline, regardless of the Company’s financial condition, results of operations, or business prospects.

The Company’s future issuances of common stock, preferred stock or convertible debt securities could adversely affect the market price of the Company’s common stock.  In order to finance the Company’s acquisition and development activities, the Company has issued and sold common stock, preferred stock and convertible debt securities.  For example, during 2011 and 2010, the Company issued and sold 2.5 million and 2.4 million shares of common stock for $323.9 million and $251.4 million, net of fees and commissions, respectively.  The Company may in the future sell further shares of common stock, including pursuant to its equity distribution programs with Cantor Fitzgerald & Co., KeyBanc Capital Markets Inc., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc.  In 2011, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock at a price of $25.00 per share for net proceeds of $71.2 million, net of costs and original issuance discounts.

In 2010, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus.  Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.

The Company’s Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest.   The Company’s Chairman, George M. Marcus is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments.  He is the Chairman of The Marcus & Millichap Company (“TMMC”), which is a holding company for certain real estate brokerage and services companies.  TMMC has an interest in Pacific Property Company, a company that invests in apartment communities.

Mr. Marcus has agreed not to divulge any information that may be received by him in his capacity as Chairman of the Company to any of his affiliated companies and that he will abstain his vote on any and all resolutions by the Company Board of Directors regarding any proposed acquisition and/or development of an apartment community where it appears that there may be a conflict of interest with any of his affiliated companies.  Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which competition may be detrimental to the Company.  In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Company’s stockholders.

The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock.  As of December 31, 2011, George M. Marcus, the Chairman of the Company’s Board of Directors, wholly or partially owned 1.6 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 4.4% of the outstanding shares of the Company’s common stock. Mr. Marcus currently does not have majority control over the Company.  However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions.  Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.

Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for any amendment of the agreement and for certain extraordinary actions.  Through their ownership of limited partnership interests and their positions with the Company, the Company’s directors and executive officers, including Mr. Marcus, have substantial influence on the Company.  Consequently, their influence could result in decisions that do not reflect the interests of all stockholders.

The voting rights of preferred stock may allow holders of preferred stock to impede actions that otherwise benefit holders of common stock. Essex currently has outstanding shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”). In general, the holders of the Company’s outstanding shares of Series H Preferred Stock do not have any voting rights. However, if full distributions are not made on outstanding Series H Preferred Stock for six quarterly distributions periods, the holders of Series H Preferred Stock, together with holders of other series of preferred stock upon which like voting rights have been conferred, will have the right to elect two additional directors to serve on Essex’s Board of Directors.

These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the Series H Preferred Stock have been paid in full. At that time, the holders of the Series H Preferred Stock are divested of these voting rights, and the term of office of the directors so elected immediately terminates.

While any shares of the Company’s Series H Preferred Stock are outstanding, the Company may not, without the consent of the holders of two-thirds of the outstanding shares of Series H Preferred Stock:

•
authorize or create any class or series of stock that ranks senior to the Series H Preferred Stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of the Company’s business;  or

•
amend, alter or repeal the provisions of the Company’s Charter, including by merger or consolidation, that would materially and adversely affect the rights of the Series H Preferred Stock; provided that in the case of a merger or consolidation, so long as the Series H Preferred Stock remains outstanding with the terms thereof materially unchanged or the holders of shares of Series H Preferred Stock receive shares of stock or other equity securities with rights, preferences, privileges and voting powers substantially similar to that of the Series H Preferred Stock, the occurrence of such merger or consolidation shall not be deemed to materially and adversely affect the rights of the holders of the Series H Preferred Stock.

These voting rights of the holders of the Series H Preferred Stock and of other preferred stock may allow such holders to impede or veto actions that would otherwise benefit the holders of the Company’s common stock.

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

Anti-takeover provisions contained in the Operating Partnership agreement, charter, bylaws, and certain provisions of Maryland law could delay, defer or prevent a change in control.  While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on the Company’s ability to act with respect to the Operating Partnership.  Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for the Company’s stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the Company’s stockholders.  The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company’s general partner interest in the Operating Partnership to another entity.  Such limitations on the Company’s ability to act may result in the Company’s being precluded from taking action that the Board of Directors believes is in the best interests of the Company’s stockholders.  As of December 31, 2011, the limited partners held or controlled approximately 6.2% of the outstanding units of partnership interest in the Operating Partnership, allowing such actions to be blocked by the limited partners.

The Company’s Charter authorizes the issuance of additional shares of common stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the common stock.  The Company may establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control.  Such a transaction might involve a premium price for the Company’s stock or otherwise be in the best interests of the holders of common stock.  Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of common stock.

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

The Company’s Charter and bylaws also contain other provisions that may impede various actions by stockholders without approval of the Company’s board of directors, which in turn may delay, defer or prevent a transaction, including a change in control.  Those provisions include:

•
the Company’s directors have terms of office of three years and the board of directors is divided into three classes with staggered terms; as a result, less than a majority of directors are up for re-election to the board in any one year;

•	directors may be removed, without cause, only upon a two-thirds vote of stockholders, and with cause, only upon a majority vote of stockholders;
•	the Company’s board can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors;
•	stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and
•	for stockholders to call a special meeting, the meeting must be requested by not less than a majority of all the votes entitled to be cast at the meeting

The Company’s joint ventures and joint ownership of communities and partial interests in corporations and limited partnerships could limit the Company’s ability to control such communities and partial interests.   Instead of purchasing and developing apartment communities directly, the Company has invested and may continue to invest in joint ventures.  Joint venture partners often have shared control over the development and operation of the joint venture assets.  Therefore, it is possible that a joint venture partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company’s business interests or goals, or be in a position to take action contrary to the Company’s instructions or requests, or its policies or objectives. Consequently, a joint venture partners’ actions might subject property owned by the joint venture to additional risk.  Although the Company seeks to maintain sufficient influence over any joint venture to achieve its objectives, the Company may be unable to take action without its joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without its consent.   Should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities.  In some instances, the Company and the joint venture partner may each have the right to trigger a buy-sell arrangement, which could cause the Company to sell its interest, or acquire a partner’s interest, at a time when the Company otherwise would have not have initiated such a transaction.

From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing, financing, or managing real property.  In certain circumstances, the Operating Partnership’s interest in a particular entity may be less than a majority of the outstanding voting interests of that entity.  Therefore, the Operating Partnership’s ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership’s objectives.  The Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity.  The Company may also incur losses if any guarantees were made by the Company.  The Company has, and in the future may, enter into transactions that could require the Company to pay the tax liabilities of partners, which contribute assets into joint ventures or the Operating Partnership, in the event that certain taxable events, which are within the Company’s control, occur.  Although the Company plans to hold the contributed assets or defer recognition of gain on sale pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code, the Company can provide no assurance that the Company will be able to do so and if such tax liabilities were incurred they can expect to have a material impact on its financial position.

There are risks that Fund II may operate in ways that may adversely impact the Company’s interests.The Company is the general partner of Essex Apartment Value Fund II, L.P. (“Fund II”), and with Fund II there are the following risks:

•	the Company’s partners in Fund II might remove the Company as the general partner of Fund II;
•	the Company’s partners in Fund II might have economic or business interests or goals that are inconsistent with the Company’s business interests or goals; or
•	the Company’s partners in Fund II might fail to approve decisions regarding Fund II that are in the Company’s best interest.

Investments in mortgages and other real estate securities could affect the Company’s ability to make distributions to stockholders.  The Company may invest in securities related to real estate, which could adversely affect the Company’s ability to make distributions to stockholders.  The Company may purchase securities issued by entities which own real estate and invest in mortgages or unsecured debt obligations.  These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed.  In general, investments in mortgages include the following risks:

•	that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses;
•	the borrower may not pay indebtedness under the mortgage when due, requiring the Company to foreclose, and the amount recovered in connection with the foreclosure may be less than the amount owed;
•	that interest rates payable on the mortgages may be lower than the Company’s cost of funds; and
•	in the case of junior mortgages, that foreclosure of a senior mortgage could eliminate the junior mortgage

If any of the above were to occur, cash flows from operations and the Company’s ability to make expected dividends to stockholders could be adversely affected.

Compliance with laws benefiting disabled persons may require the Company to make significant unanticipated expenditures or impact the Company’s investment strategy.  A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction.  Legislation or regulations adopted in the future may impose further burdens or restrictions on the Company with respect to improved access by disabled persons.  The costs of compliance with these laws and regulations may be substantial.

The Company’s Portfolio may have unknown environmental liabilities.Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in, to or migrating from such property.  Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to sell or rent such property or to borrow using such property as collateral.  Persons exposed to such substances, either through soil vapor or ingestion of the substances may claim personal injury damages.  Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person.  Certain environmental laws impose liability for release of asbestos-containing materials (“ACMs”) into the air, and third parties may seek recovery from owners or operators of apartment communities for personal injury associated with ACMs.  In connection with the ownership (direct or indirect), operation, management and development of apartment communities, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

Investments in real property create a potential for environmental liabilities on the part of the owner of such real property.  The Company carries certain limited insurance coverage for this type of environmental risk.  The Company has conducted environmental studies which revealed the presence of groundwater contamination at certain communities.  Such contamination at certain of these apartment communities was reported to have migrated on-site from adjacent industrial manufacturing operations.  The former industrial users of the communities were identified as the source of contamination.  The environmental studies noted that certain communities are located adjacent to or possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such apartment communities.  The environmental studies also noted that at certain of these apartment communities, contamination existed because of the presence of underground fuel storage tanks, which have been removed.  In general, in connection with the ownership, operation, financing, management and development of apartment communities, the Company may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities.  The Company may also be subject to governmental fines and costs related to injuries to persons and property.

There have been a number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurance that the Company has identified and responded to all mold occurrences.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2011, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

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

The Company may incur general uninsured losses.  The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company does not have insurance coverage.  Substantially all of the communities are located in areas that are subject to earthquake activity.  In January 2007, the Company canceled its then existing earthquake policy and established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is self-insured as it relates to earthquake related losses.  Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident.

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

Changes in real estate tax and other laws may adversely affect the Company’s results of operations.  Generally, the Company does not directly pass through costs resulting from changes in real estate tax laws to residential property tenants.  The Company also does not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders.  Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on apartment communities or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated decrease in revenue or increase in expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.

Adverse changes in laws may affect our liability relating to our properties and our operations.
Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect our cash available for distribution and our ability to make distributions to our shareholders and pay amounts due on our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenues or increase operating costs.

Changes in the Company’s financing policy may lead to higher levels of indebtedness.  The Company has adopted a policy of maintaining a limit on debt financing consistent with the existing covenants required to maintain the Company’s unsecured line of credit bank facility and unsecured term loan.  The Company’s organizational documents do not limit the amount or percentage of indebtedness that may be incurred.  If the Company changed this policy, the Company could incur more debt, resulting in an increased risk of default on the Company’s obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect the Company’s financial condition and results of operations.  Such increased debt could exceed the underlying value of the communities.

The Company is subject to various tax risks.  The Company has elected to be taxed as a REIT under the Internal Revenue Code. The Company’s qualification as a REIT requires it to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control. Although the Company intends that its current organization and method of operation enables it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future.  Future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely affect the Company’s ability to qualify as a REIT or adversely affect the Company’s stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on the Company’s taxable income at corporate rates, and the Company would not be allowed to deduct dividends paid to its shareholders in computing its taxable income.  The Company may also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify.  The additional tax liability would reduce its net earnings available for investment or distribution to stockholders, and the Company would no longer be required to make distributions to its stockholders.  Even if the Company continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on the Company’s income and property.

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

The U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers is at a reduced rate of 15% (until December 31, 2012).  It is uncertain whether this reduced rate will be continued beyond the scheduled expiration date.  Dividends paid by REITs to individuals and other non-corporate stockholders are not eligible for the reduced 15% rate. This may cause investors to view REIT investments to be less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including the Company’s stock.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s Portfolio as of December 31, 2011 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 159 apartment communities (comprising 32,753 apartment units), of which 15,114 units are located in Southern California, 10,001 units are located in the San Francisco Bay Area, and 7,638 units are located in the Seattle metropolitan area.  The Company’s apartment communities accounted for 97.5% of the Company’s revenues for the year ended December 31, 2011.

Occupancy Rates

The Company’s average financial occupancies for the Company’s stabilized communities or “2011/2010 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2011 and 2010) decreased 50 basis points to 96.4% for the year ended December 31, 2011 from 96.9% for the year ended December 31, 2010.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  When calculating actual rents for occupied units and market rents for vacant units, delinquencies and concessions are not taken into account.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.   The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to the Company’s calculation of financial occupancy.  Market rates are determined using a variety of factors such as effective rental rates at the property based on recently signed leases and asking rates for comparable properties in the market.  The recently signed effective rates at the property are used as the starting point in the determination of the market rates of vacant units.  The Company then increases or decreases these rates based on the supply and demand in the apartment community’s market.  The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market.
.

For communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric.  While a community is in the lease-up phase, the Company’s primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy which is based on contractual revenue is not considered the best metric to quantify occupancy.

Communities

The Company’s communities are primarily suburban garden-style communities and town homes comprising multiple clusters of two and three-story buildings situated on three to fifteen acres of land.  As of December 31, 2011, the Company’s communities include 109 garden-style, 45 mid-rise, and 5 high-rise communities.  The communities have an average of approximately 206 units, with a mix of studio, one, two and some three-bedroom units.  A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, volleyball and playground areas and tennis courts.

The Company selects, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•	located near employment centers;
•	attractive communities that are well maintained; and
•	proactive customer service approach

Commercial Buildings

The Company’s corporate headquarters is located in two office buildings with approximately 31,900 square feet located at 925/935 East Meadow Drive, Palo Alto, California.   The Company owns an office building with approximately 110,000 square feet located in Irvine, California, of which the Company occupies approximately 7,150 square feet at December 31, 2011.  The Company owns Essex-Hollywood, a 35,000 square foot commercial building as a future development site that is currently 100% leased as a production studio.

During 2011, the Company purchased a retail site in Santa Clara.  The Company invested $20.6 million of cash in the property.  The plans for this project are to entitle a portion of the site for 494 apartment units.  The site is currently improved with a 139,000 square foot retail space that is 100% leased.

The following tables describe the Company’s Portfolio as of December 31, 2011. The first table describes the Company’s communities and the second table describes the Company’s other real estate assets.   (See Note 7 of the Company’s consolidated financial statements for more information about the Company’s secured mortgage debt and Schedule III for a list of secured mortgage loans related to the Company’s Portfolio).

Communities (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Southern California
Alpine Country	Alpine, CA	108	81,900	1986	2002	95%
Alpine Village	Alpine, CA	301	254,400	1971	2002	97%
Anavia	Anaheim, CA	250	312,343	2009	2010	92%
Barkley, The(3)(4)	Anaheim, CA	161	139,800	1984	2000	97%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	96%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	96%
Camino Ruiz Square	Camarillo, CA	160	105,448	1990	2006	98%
Cielo (5)	Chatsworth, CA	119	125,400	2009	2009	96%
Cambridge	Chula Vista, CA	40	22,100	1965	2002	96%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	98%
Parcwood(5)	Corona, CA	312	270,000	1989	2004	95%
Tierra del Sol/Norte	El Cajon, CA	156	117,000	1969	2002	97%
Regency at Encino	Encino, CA	75	78,487	1989	2009	96%
Valley Park(6)	Fountain Valley, CA	160	169,700	1969	2001	97%
Capri at Sunny Hills(6)	Fullerton, CA	100	128,100	1961	2001	97%
Wilshire Promenade	Fullerton, CA	149	128,000	1992	1997	97%
Montejo(6)	Garden Grove, CA	124	103,200	1974	2001	96%
CBC Apartments	Goleta, CA	148	91,538	1962	2006	96%
Chimney Sweep Apartments	Goleta, CA	91	88,370	1967	2006	83%
416 on Broadway	Glendale, CA	115	126,782	2009	2010	93%
Hampton Court	Glendale, CA	83	71,500	1974	1999	97%
Hampton Place	Glendale, CA	132	141,500	1970	1999	97%
Devonshire	Hemet, CA	276	207,200	1988	2002	94%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	96%
Axis 2300	Irvine, CA	115	170,714	2010(7)	2010	96%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	97%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	97%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	97%
Pathways	Long Beach, CA	296	197,700	1975(8)	1991	96%
Belmont Station	Los Angeles, CA	275	225,000	2008	2008	97%
Bellerive	Los Angeles, CA	63	79,296	2011	2011	99%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	96%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	97%
Kings Road	Los Angeles, CA	196	132,100	1979(9)	1997	97%
Marbella, The	Los Angeles, CA	60	50,108	1991	2005	97%
Park Place	Los Angeles, CA	60	48,000	1988	1997	97%
Renaissance, The(5)	Los Angeles, CA	169	154,268	1990(10)	2006	97%
Santee Court	Los Angeles, CA	165	132,040	2004	2010	93%
Santee Village	Los Angeles, CA	73	69,817	2011	2010	99%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	97%
Marina City Club(11)	Marina Del Rey, CA	101	127,200	1971	2004	98%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	97%
Mira Monte	Mira Mesa, CA	355	262,600	1982(12)	2002	97%
Hillcrest Park	Newbury Park, CA	608	521,900	1973	1998	96%
Fairways(13)	Newport Beach, CA	74	107,100	1972	1999	98%
Muse	North Hollywood, CA	152	135,292	2011	2011	99%
Country Villas	Oceanside, CA	180	179,700	1976	2002	96%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	96%
Mariners Place	Oxnard, CA	105	77,200	1987	2000	97%
Monterey Villas	Oxnard, CA	122	122,100	1974	1997	96%
Tierra Vista	Oxnard, CA	404	387,100	2001	2001	97%
Arbors Parc Rose(14)	Oxnard, CA	373	503,196	2001	2011	94%
Monterra del Mar	Pasadena, CA	123	74,400	1972	1997	96%
Monterra del Rey	Pasadena, CA	84	73,100	1972	1999	97%
Monterra del Sol	Pasadena, CA	85	69,200	1972	1999	97%
Villa Angelina(6)	Placentia, CA	256	217,600	1970	2001	97%

(continued)

Communities (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Southern California (continued)
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	97%
Highridge(6)	Rancho Palos Verdes, CA	255	290,200	1972(15)	1997	95%
Bluffs II, The	San Diego, CA	224	126,700	1974(16)	1997	97%
Summit Park	San Diego, CA	300	229,400	1972	2002	96%
Vista Capri - North	San Diego, CA	106	51,800	1975	2002	97%
Brentwood(6)	Santa Ana, CA	140	154,800	1970	2001	98%
Essex Skyline at MacArthur Place (17)	Santa Ana, CA	349	512,791	2008(7)	2010	89%
Treehouse(6)	Santa Ana, CA	164	135,700	1970	2001	97%
Hope Ranch Collection	Santa Barbara, CA	108	126,700	1965&73	2007	98%
Hidden Valley(18)	Simi Valley, CA	324	310,900	2004	2004	95%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	95%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	97%
Coldwater Canyon	Studio City, CA	39	34,125	1979	2007	96%
Studio 40-41 (5)	Studio City, CA	149	127,238	2009	2009	96%
Allegro	Valley Village, CA	97	127,812	2010(7)	2010	97%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971	1997	97%
Pinehurst(19)	Ventura, CA	28	21,200	1973	2004	99%
Woodside Village	Ventura, CA	145	136,500	1987	2004	97%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	96%
Reveal (Millenium)(14)	Woodland Hills, CA	438	414,892	2010	2011	80%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970(20)	1997	97%
		15,114	13,433,457			96%
Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974	2006	99%
Carlmont Woods(5)	Belmont, CA	195	107,200	1971	2004	89%
Davey Glen(5	Belmont, CA	69	65,974	1962	2006	97%
Fourth and U	Berkley, CA	171	146,255	2010	2010	96%
Commons, The	Campbell, CA	264	153,168	1973	2010	98%
Pointe at Cupertino, The	Cupertino, CA	116	135,200	1963(21)	1998	95%
Harbor Cove(5)	Foster City, CA	400	306,600	1971	2004	95%
Stevenson Place	Fremont, CA	200	146,200	1971	1983	97%
Boulevard	Fremont, CA	172	131,200	1978(22)	1996	94%
Briarwood(14)	Fremont, CA	160	111,160	1975	2011	100%
The Woods(14)	Fremont, CA	160	105,280	1978	2011	100%
City View	Hayward, CA	572	462,400	1975(23)	1998	95%
Alderwood Park(5)	Newark, CA	96	74,624	1987	2006	98%
Bridgeport	Newark, CA	184	139,000	1987(24)	1987	97%
The Grand	Oakland, CA	243	205,026	2009	2009	98%
Regency Towers(5)	Oakland, CA	178	140,900	1975(25)	2005	96%
San Marcos	Richmond, CA	432	407,600	2003	2003	97%
Mt Sutro	San Francisco, CA	99	64,000	1973	2001	95%
101 San Fernando	San Jose, CA	323	296,078	2001	2010	98%
Bella Villagio	San Jose, CA	231	227,511	2004	2010	98%
Carlyle, The	San Jose, CA	132	129,200	2000	2000	97%
Enclave, The(5)	San Jose, CA	637	525,463	1998	2005	97%
Esplanade	San Jose, CA	278	279,000	2002	2004	96%
Waterford, The	San Jose, CA	238	219,600	2000	2000	97%
Hillsdale Garden	San Mateo, CA	697	611,505	1948	2006	97%
Bel Air	San Ramon, CA	462	391,000	1988/2000(26)	1997	96%
Canyon Oaks	San Ramon, CA	250	237,894	2005	2007	96%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005	2007	96%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	97%
1000 Kiely (Family Tree)	Santa Clara, CA	121	128,486	1971	2011	96%
Le Parc Luxury Apartments	Santa Clara, CA	140	113,200	1975	1994	98%
Marina Cove(27)	Santa Clara, CA	292	250,200	1974(28)	1994	97%
Chestnut Street	Santa Cruz, CA	96	87,640	2002	2008	93%
Harvest Park	Santa Rosa, CA	104	116,628	2004	2007	97%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1997	98%
Brookside Oaks(6)	Sunnyvale, CA	170	119,900	1973	2000	96%
Magnolia Lane(29)	Sunnyvale, CA	32	31,541	2001(30)	2007	97%
Montclaire, The	Sunnyvale, CA	390	294,100	1973(31)	1988	97%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	99%
Magnolia Square (Thomas Jefferson)(6)	Sunnyvale, CA	156	110,824	1969(30)	2007	97%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	98%
Via	Sunnyvale, CA	284	309,421	2011	2011	90%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	96%
Tuscana	Tracy, CA	30	29,088	2007	2007	96%
		10,001	8,532,077			97%

(continued)

Communities (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Seattle, Washington Metropolitan Area
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	96%
Courtyard off Main	Bellevue, WA	109	108,388	2000	2010	95%
Emerald Ridge-North	Bellevue, WA	180	144,000	1987	1994	96%
Foothill Commons	Bellevue, WA	388	288,300	1978(32)	1990	95%
Palisades, The	Bellevue, WA	192	159,700	1977(33)	1990	97%
Sammamish View	Bellevue, WA	153	133,500	1986(34)	1994	98%
Woodland Commons	Bellevue, WA	236	172,300	1978(35)	1990	96%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	96%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	96%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	97%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	98%
Highlands at Wynhaven	Issaquah, WA	333	424,674	2000	2008	97%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999	1999	98%
Wandering Creek	Kent, WA	156	124,300	1986	1995	96%
Bridle Trails	Kirkland, WA	108	99,700	1986(36)	1997	97%
Corbella at Juanita Bay	Kirkland, WA	169	103,339	1978	2010	96%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	97%
Laurels at Mill Creek, The	Mill Creek, WA	164	134,300	1981	1996	96%
Morning Run(5)	Monroe, WA	222	221,786	1991	2005	97%
Anchor Village(6)	Mukilteo, WA	301	245,900	1981	1997	95%
Castle Creek	Newcastle, WA	216	191,900	1997	1997	97%
Delano	Redmond, WA	66	52,864	2011	2011	100%
Elevation (Eagle Rim)	Redmond, WA	157	138,916	1986	2010	95%
Redmond Hill East	Redmond, WA	440	381,675	1998	2011	95%
Redmond Hill West	Redmond, WA	442	350,275	1985	2011	93%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	96%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	96%
Forest View	Renton, WA	192	182,500	1998	2003	96%
Bernard, The	Seattle, WA	63	43,151	2008	2011	96%
Cairns, The	Seattle, WA	100	70,806	2006	2007	97%
Eastlake 2851(5)	Seattle, WA	133	234,086	2008	2008	96%
Fountain Court	Seattle, WA	320	207,000	2000	2000	96%
Joule	Seattle, WA	295	191,109	2010	2010	96%
Linden Square	Seattle, WA	183	142,200	1994	2000	96%
Tower @ 801(5)	Seattle, WA	173	118,500	1970	2005	96%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	96%
Echo Ridge(5)	Snoqualmie, WA	120	124,359	2000	2005	97%
		7,638	6,665,328			95%
Total/Weighted Average		32,753	28,630,862			96%

Other real estate assets(1)	Location	Tenants	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Office Buildings
925 / 935 East Meadow Drive(37)	Palo Alto, CA	1	31,900	1988 / 1962	1997 / 2007	100%
6230 Sunset Blvd(38)	Los Angeles, CA	1	35,000	1938	2006	100%
17461DerianAve(39)	Irvine, CA	6	110,000	1983	2000	93%
Santa Clara Retail	Santa Clara, CA	3	139,000	1970	2011	100%
Total Office Buildings		11	315,900			99%

Footnotes to the Company’s Portfolio Listing as of December 31, 2011

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.
(2)
For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2011; for the commercial buildings or properties which have not yet stabilized, or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2011.  For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

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

(7)	The Company completed development of the property in 2010.
(8)	The Company completed a $10.8 million redevelopment in 2009.
(9)	The Company completed a $6.2 million redevelopment in 2007.
(10)	Fund II completed a $5.3 million redevelopment in 2008.
(11)	This community is subject to a ground lease, which, unless extended, will expire in 2067.
(12)	The Company completed a $6.1 million redevelopment in 2007.
(13)	This community is subject to a ground lease, which, unless extended, will expire in 2027.
(14)	This community is owned by Wesco I. The Company has a 50% interest in Wesco I which is accounted for using the equity method of accounting.
(15)	The Company completed a $16.6 million redevelopment in 2009.
(16)	The Company is in the process of performing a $9.7 million redevelopment.
(17)	Company has a 47% interest in this community which is accounted for under the equity method.
(18)	The Company and EMC have a 74.0% and a 1% member interest, respectively.
(19)	The community is subject to a ground lease, which, unless extended, will expire in 2028.
(20)	The Company completed a $12.0 million redevelopment in 2008.
(21)	The Company is in the process of performing a $8.6 million redevelopment
(22)	The Company completed an $8.9 million redevelopment in 2008.
(23)	The Company completed a $9.4 million redevelopment in 2009.
(24)	The Company completed a $4.6 million redevelopment in 2009.
(25)	Fund II completed a $4.5 million redevelopment in 2008.
(26)	The Company completed construction of 114 units of the 462 total units in 2000.
(27)	A portion of this community on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(28)	The Company is in the process of performing a $9.9 million redevelopment.
(29)	The community is subject to a ground lease, which, unless extended, will expire in 2070.
(30)	The Company is in the process of performing a $10.4 million redevelopment.
(31)	The Company completed a $12.5 million redevelopment in 2009.
(32)	The Company is in the process of performing a $36.3 million redevelopment, which included the construction of 28 in-fill units in 2009.
(33)	The Company completed a $7.0 million redevelopment in 2007.
(34)	The Company completed a $3.9 million redevelopment in 2007.
(35)	The Company is in the process of performing an $21.6 million redevelopment.
(36)	The Company completed a $5.1 million redevelopment and completed construction of 16 units of the community’s 108 units in 2006.
(37)	The Company occupies 100% of this property.
(38)	The property is leased through July 2014 to a single tenant.
(39)	The Company occupies 7% of this property.

Item 3. Legal Proceedings

There have been have been an increasing number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2011, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

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

Market Information

The Company’s common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close
December 31, 2011	$148.44	$111.25	$140.51
September 30, 2011	$145.40	$119.15	$120.04
June 30, 2011	$138.31	$122.67	$135.29
March 31, 2011	$124.41	$109.98	$124.00

December 31, 2010	$117.12	$105.60	$114.22
September 30, 2010	$115.08	$92.62	$109.44
June 30, 2010	$113.03	$89.23	$97.54
March 31, 2010	$93.98	$76.35	$89.95

The closing price as of February 23, 2012 was $139.83.
Holders

The approximate number of holders of record of the shares of the Company’s common stock was 264 as of February 22, 2012. This number does not include stockholders whose shares are held in trust by other entities.  The Company believes the actual number of stockholders is greater than the number of holders of record.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits

The status of the cash dividends distributed for the years ended December 31, 2011, 2010, and 2009 related to common stock, and Series F and Series G preferred stock for tax purposes are as follows:

	2011	2010	2009
Common Stock
Ordinary income	63.68%	82.46%	79.82%
Capital gain	11.16%	5.61%	15.76%
Unrecaptured section 1250 capital gain	0.74%	0.00%	4.42%
Return of capital	24.42%	11.93%	0.00%
	100.00%	100.00%	100.00%

	2011	2010	2009
Series F, G, and H Preferred stock
Ordinary income	100.00%	93.63%	79.82%
Capital gains	0.00%	6.37%	15.76%
Unrecaptured section 1250 capital gain	0.00%	0.00%	4.42%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

Dividends and Distributions

Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. The Company has paid the following dividends per share of common stock:

Year Ended	Annual Dividend	Quarter Ended	2011	2010	2009
1995	$1.685	March 31	$1.040	$1.033	$1.030
1996	$1.720	June 30,	1.040	1.033	1.030
1997	$1.770	September 30	1.040	1.033	1.030
1998	$1.950	December 31	1.040	1.033	1.030
1999	$2.150
2000	$2.380	Annual Dividend	$4.160	$4.130	$4.120
2001	$2.800
2002	$3.080
2003	$3.120
2004	$3.160
2005	$3.240
2006	$3.360
2007	$3.720
2008	$4.080

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

On February 22, 2012, the Company announced the Board of Directors approved a $0.24 per share increase to the annualized cash dividend.  Accordingly, the first quarter dividend distribution, payable on April 15, 2012 to stockholders as of record as of March 31, 2012, will be $1.10 per share.  On an annualized basis, the dividend represents a distribution of $4.40 per common share.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the Company’s disclosure in the 2012 Proxy Statement under the heading “Equity Compensation Plan Information”, which disclosure is incorporated herein by reference.

Issuance of Registered Equity Securities

During 2011, the Company sold 2.5 million shares of common stock for proceeds of $323.9 million, net of fees and commissions.  These sales were pursuant to a registration statement and the Company used the net proceeds from the stock offerings to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and general corporate purposes.

Issuer Purchases of Equity Securities – Common Stock, Series G Cumulative Convertible Preferred Stock

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  During February 2009, the Company repurchased and retired 350,000 shares of its common stock for approximately $20.3 million.  The Company did not repurchase any shares during 2011.  Since the Company announced the inception of the stock repurchase plan, the Company has repurchased and retired 816,659 shares for $66.6 million at an average stock price of $81.56 per share, including commissions as of December 31, 2011.

Performance Graph
The line graph below compares the cumulative total stockholder return on the Company’s common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2006 and that all dividends were reinvested (1).

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Essex Property Trust, Inc.	100.00	77.91	63.88	73.84	104.94	133.33
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

(1)	Common stock performance data is provided by SNL Financial

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company from January 1, 2007 through December 31, 2011.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share amounts)
OPERATING DATA:
REVENUES
Rental and other property	$468,778	$408,734	$404,556	$400,693	$367,190
Management and other fees from affiliates	6,780	4,551	4,325	5,166	5,090
	475,558	413,285	408,881	405,859	372,280
EXPENSES
Property operating expenses	160,585	144,465	138,704	131,495	120,589
Depreciation	152,228	129,011	117,296	108,955	95,859
General and administrative	25,304	25,962	28,062	27,684	26,673
Impairment and other charges	-	2,302	13,084	650	800
	338,117	301,740	297,146	268,784	243,921
Earnings from operations	137,441	111,545	111,735	137,075	128,359

Interest expense before amortization expense	(91,694)	(82,756)	(81,196)	(78,203)	(79,053)
Amortization expense	(11,474)	(4,828)	(4,820)	(6,860)	(6,843)
Interest and other income	17,139	27,841	13,040	11,337	10,310
Equity (loss) income from co-investments	(467)	(1,715)	670	7,820	3,120
Gain (loss) on early retirement of debt	(1,163)	(10)	4,750	3,997	-
Gain on the sales of real estate	-	-	103	4,578	-
Income before discontinued operations	49,782	50,077	44,282	79,744	55,893
Income from discontinued operations	7,734	705	9,457	4,651	147,168
Net income	57,516	50,782	53,739	84,395	203,061

Net income attributable to noncontrolling interest	(10,446)	(14,848)	(16,631)	(22,255)	(90,961)
Net income attributable to controlling interest	47,070	35,934	37,108	62,140	112,100
Dividends to preferred stockholders	(4,753)	(2,170)	(4,860)	(9,241)	(9,174)
Excess (deficit) of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	(1,949)	-	49,952	-	-
Net income available to common stockholders	$40,368	$33,764	$82,200	$52,899	$102,926
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$1.02	$1.12	$2.69	$1.92	$1.11
Net income available to common stockholders	$1.24	$1.14	$3.01	$2.10	$4.19
Weighted average common stock outstanding	32,542	29,667	27,270	25,205	24,548
Diluted:
Income before discontinued operations available to common stockholders	$1.02	$1.11	$2.59	$1.91	$1.08
Net income available to common stockholders	$1.24	$1.14	$2.91	$2.09	$4.10
Weighted average common stock outstanding	32,629	29,734	29,747	25,347	25,101
Cash dividend per common share	$4.16	$4.13	$4.12	$4.08	$3.72

	As of December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$4,313,064	$3,964,561	$3,412,930	$3,279,788	$3,117,759
Net investment in rental properties	3,393,038	3,189,008	2,663,466	2,639,762	2,575,772
Real estate for development	44,280	217,531	274,965	272,273	233,445
Total assets	4,036,964	3,732,887	3,254,637	3,164,823	2,980,323
Total secured indebtedness	1,745,858	2,082,754	1,832,549	1,588,931	1,362,873
Total unsecured indebtedness	615,000	176,000	14,893	165,457	282,486
Cumulative convertible preferred stock	4,349	4,349	4,349	145,912	145,912
Cumulative redeemable preferred stock	73,750	25,000	25,000	25,000	25,000
Stockholders' equity	1,437,527	1,149,946	1,053,096	852,227	803,417

	As of and for the years ended December 31,
	2011	2010	2009	2008	2007
OTHER DATA:
Net income	$57,516	$50,782	$53,739	$84,395	203,061
Interest expense before amortization expense	91,694	82,756	81,188	78,203	79,053
Amortization expense	11,474	4,828	4,828	6,860	6,843
Tax expense (benefit)	(1,682)	-	-	-	396
Depreciation	152,543	129,712	118,522	113,294	102,250
EBITDA(1)	$311,545	$268,078	$258,277	$282,752	391,603

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

OVERVIEW

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  The Company owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership.  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2011, had an approximately 93.8% general partner interest in the Operating Partnership.

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

As of December 31, 2011, the Company had ownership interests in 159 communities, comprising 32,753 apartment units, and the apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2011, the Company also had ownership interests in five commercial buildings (with approximately 315,900 square feet).

As of December 31, 2011, the Company’s development pipeline was comprised of five unconsolidated joint venture projects under development, one unconsolidated joint venture predevelopment project and three consolidated land parcels held for future development or sale aggregating 2,014 units, with total incurred costs of $227.1 million, and estimated remaining project costs of approximately $282.6 million for total estimated project costs of $422.6 million.  By region, the Company's operating results for 2010 and 2011 and projections for 2012 new housing supply, job growth, and rental income as follows:

Southern California Region:  As of December 31, 2011, this region represented 48% of the Company’s consolidated apartment units.  During the year ended December 31, 2011, revenues for “2011/2010 Same-Properties” (as defined below), or “Same-Property revenues,” increased 2.7% in 2011 as compared to 2010.  In 2012, the Company expects new residential supply (excluding Santa Barbara and Riverside counties) of 5,400 multifamily and 5,100 single family homes, which represents a total new supply of 0.2% and 0.1% of existing stock, respectively.  The Company assumes an increase of 78,800 jobs or 1.2%, and an increase in rental income of 3.0% to 5.0% in 2012.

Northern California Region:  As of December 31, 2011, this region represented 30% of the Company’s consolidated apartment units.  Same-Property revenues increased 5.7% in 2011 as compared to 2010.  In 2012, the Company expects new residential supply of 3,000 multifamily and 2,200 single family homes, which represents a total new supply of 0.3% and 0.2%, respectively, of existing stock.  The Company assumes an increase of 48,000 jobs or 1.7%, and an increase in rental income of 7.0% to 9.0% in 2012.

Seattle Metro Region: As of December 31, 2011, this region represented 22% of the Company’s consolidated apartment units.  Same-Property revenues increased 4.6% in 2011 as compared to 2010.  In 2012, the Company expects new residential supply of 1,800 multifamily and 3,400 single family homes, which represents a total new supply of 0.5% of existing stock.  The Company assumes an increase of 25,000 jobs or 1.8%, and an increase in rental income of 7.0% to 9.0% in 2012.

The Company expects 2012 same-property revenues to increase between 5% and 7% compared to 2011 results, as renewal leases and new leases are signed at higher rents than 2011 during 2012.  The Company expects same-property financial occupancy to be consistent with 2011 at 96.4%, thus 2012 revenues will increase 5% to 7% due to a similar increase in scheduled rent.  Same-property operating expenses are expected to increase from 1.1% in 2011, to a range of 2% and 3% in 2012.  Finally, same-property net operating income (“NOI”) which is defined as same-property revenues less same-property operating expenses is expected to increase from 5.5% for 2011 to a range of 7% to 9% in 2012.

The Company’s consolidated communities are as follows:

	As of December 31, 2011		As of December 31, 2010
	Apartment Units	%	Apartment Units	%
Southern California	13,205	48%	13,076	49%
Northern California	8,106	30%	7,696	29%
Seattle Metro	6,108	22%	5,980	22%
Total	27,419	100%	26,752	100%

Co-investments including Fund II and Wesco I communities, Essex Skyline at MacArthur Place, and preferred equity co-investment communities are not included in the table presented above for both years.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2011 to the Year Ended December 31, 2010

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “2011/2010 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2011 and 2010) decreased 50 basis points to 96.4% in 2011 from 96.9% in 2010.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

The regional breakdown of the Company’s 2011/2010 Same-Property portfolio for financial occupancy for the years ended December 31, 2011 and 2010 is as follows:

	Years ended December 31,
	2011	2010
Southern California	96.3%	96.8%
Northern California	96.6%	97.2%
Seattle Metro	96.4%	96.9%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2011/2010 Same-Properties.

	Number of	Years Ended December 31,		Dollar	Percentage
	Properties	2011	2010	Change	Change
Property Revenues ($ in thousands)
2011/2010 Same-Properties:
Southern California	60	$207,813	$202,354	$5,459	2.7%
Northern California	28	123,451	116,796	6,655	5.7
Seattle Metro	23	61,827	59,101	2,726	4.6
Total 2011/2010 Same-Property revenues	111	393,091	378,251	14,840	3.9
2011/2010 Non-Same Property Revenues (1)		75,687	30,483	45,204	148.3
Total property revenues		$468,778	$408,734	$60,044	14.7%

(1)	Includes twelve communities acquired after January 1, 2010, two redevelopment communities, eight development communities, and three commercial buildings.

2011/2010 Same-Property Revenues increased by $14.8 million or 3.9% to $393.1 million for 2011 compared to $378.3 million in 2010.  The increase was primarily attributable to an increase in scheduled rents of $15.2 million as reflected in an increase of 4.1% in average rental rates from $1,313 per unit for 2010 to $1,367 per unit for 2011.  Scheduled rents increased in all regions by 2.7%, 6.2%, and 4.8% in Southern California, Northern California, and Seattle Metro, respectively.  Other income and free rent also increased by $0.6 million and $1.7 million, respectively in 2011.  Bad debt expense decreased slightly by $0.2 million and rent concessions were comparable between years.  Occupancy decreased 50 basis points in 2011 to 96.4% compared to 96.9% in 2010 which resulted in a decrease in revenue of $2.5 million due to the Company’s focus on increasing renewal and new lease rents at the communities compared to 2010 and 2009 when high occupancy was the primary objective due to market conditions.

2011/2010 Non-Same Property Revenues revenue increased $45.2 million in 2011 compared to 2010, due to the acquisition of twelve operating properties since January 1, 2010.  Three communities were acquired in 2011 comprised of Delano, The Bernard, and 1000 Kiely and nine communities were acquired in 2010 comprised of Santee Court, Courtyard off Main, Corbella at Juanita Bay, Anavia, 416 on Broadway, 101 San Fernando, The Commons, Bella Villagio, and Elevation.  The increase in non-same property revenue is also attributable to eight development communities (Via, Santee Village, Bellerive, Muse, Allegro, Axis 2300, Fourth & U and Joule) and the acquisition of the Santa Clara retail center.

Management and other fees from affiliates increased $2.2 million or 49.0% to $6.8 million in 2011 compared to $4.6 million in 2010.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed in 2011 to develop Epic, West Dublin, Fountain at La Brea and Santa Monica at La Brea, and Queen Anne development projects.

Property operating expenses, excluding real estate taxes increased $11.5 million or 11.0% for 2011 compared to 2010, primarily due to the acquisition of twelve communities and one retail center, and the lease-up of eight development properties.  2011/2010 Same-Property operating expenses excluding real estate taxes increased by $2.1 million or 2.1% for 2011 compared to 2010, due primarily to an increase of $1.7 million in repairs and maintenance expenses including a $0.5 million increase in turnover costs.

Real estate taxes increased $4.6 million or 11.6% for 2011 compared to 2010, due primarily to the acquisition of twelve communities and one retail center and expensing property taxes instead of capitalizing the cost for communities that were previously under development.  Same-Property real estate taxes decreased by $0.7 million or 1.9% for 2011 compared to the 2010 due to a reduction in assessed property valuations for select communities located in California and a decrease in assessed valuations for select properties in the Seattle Metro.

Depreciation expense increased by $23.2 million or 18.0% for 2011 compared to 2010, due to the acquisition of twelve communities, the completion of eight development communities, and the capitalization of approximately $95.3 million in additions to rental properties for 2011, including $45.1 million spent on redevelopment,  $16.4 million spent on improvements to recent acquisitions, $7.6 million on revenue generating capital, and the capitalization of approximately $52.7 million in additions to rental properties for 2010, including the capitalization of approximately $16.3 million spent on redevelopment and revenue generating capital and $6.4 million on acquisition capital.

General and administrative expense decreased $0.7 million or 2.5% for 2011 compared to 2010 primarily due to $1.6 million in non-recurring compensation costs related to the CEO’s retirement in 2010, partially offset by an increase in administrative costs of approximately $1.0 million due to the hiring of additional staff to assist with the management of Wesco I and II and the development joint ventures formed in 2011.

Impairment and other charges of $2.3 million in 2010 relates to an expense recorded by the Company due to the hedge ineffectiveness of certain forward-starting swaps that were settled in 2010.

Interest expense before amortization increased $8.9 million or 10.8% in 2011, primarily due to the increase in average outstanding debt, and a decrease in capitalized interest of $1.2 million compared to 2010.

Amortization expense increased by $6.6 million in 2011 compared to 2010 due primarily to the settlement of forward starting swaps in the third and fourth quarters of 2010 that were applied to new 10-year secured mortgage loans, and as a result, the settlement amounts are being amortized over the ten years.

Interest and other income decreased by $10.7 million for 2011 primarily due to a decrease of $7.5 million in gains from the sales of marketable securities.  The Company sold marketable securities for a gain of $5.0 million during 2011 compared to $12.5 million in gains generated from the sale of marketable securities for 2010.  Additionally, interest on notes receivables decreased by $3.4 million in 2011 compared to 2010.  This primarily relates to the settlement of the Santee Court note in 2010 upon the Company’s acquisition of the Santee Court property and a full year of interest in 2011 on a note purchased at a discount during the fourth quarter of 2010.  Finally, interest and dividends on marketable securities decreased by $1.6 million in 2011 compared to 2010 due to lower average investment balances, and this decrease was offset by a $1.6 million increase in other income resulting from an income tax benefit from a taxable REIT subsidiary that met the “more likely than not” threshold in the fourth quarter of 2011.  This tax benefit relates to the write-off of an investment in a joint venture development project recognized during 2009.

Equity (loss) income in co-investments was a loss of $0.5 million in 2011 compared to a loss of $1.7 million in 2010 due primarily to the gain on the sale of a co-investment of $0.9 million and an increase in income of $3.3 million related to the Company’s preferred equity investments made in 2010 and 2011, partially offset by an increase in losses attributable to Wesco I and Essex Skyline at MacArthur Place.  Essex Skyline at MacArthur Place achieved stabilization in second quarter of 2011.

Gain (loss) on early retirement of debt was a loss of $1.2 million for 2011 due to the write-off of deferred financing costs related to the termination of the Company’s $250 million secured line of credit with Freddie Mac and mortgages paid-off before maturity in 2011.

Income from discontinued operations for 2011 was $7.7 million and includes a gain of $5.2 million on the sale of Woodlawn Colonial and a gain of $3.2 million on the sale of Clarendon along with the operating results for these properties and internal disposition costs.  For 2010 discontinued operations consisted of the operating results of these two properties.

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for 2011 was $1.9 million due to the redemption of all of the Series B preferred units, which resulted in excess of cash paid of $1.0 million over the carrying value of Series B preferred units and the redemption of Series F preferred stock which resulted in excess of cash paid of $0.9 million over the carrying value of Series F preferred stock due to deferred offering costs and original issuance discounts.

Comparison of Year Ended December 31, 2010 to the Year Ended December 31, 2009

The Company’s average financial occupancies for the Company’s stabilized apartment communities for “2010/2009 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2010 and 2009) remained consistent at 97.0% for 2010 and 2009.

The regional breakdown of the Company’s stabilized 2010/2009 Same-Property portfolio for financial occupancy for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009
Southern California	96.8%	96.6%
Northern California	97.3%	97.7%
Seattle Metro	96.9%	97.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2010/2009 Same-Properties.

		Years Ended
	Number of Properties	December 31,		Dollar	Percentage
		2010	2009	Change	Change
Property Revenues ($ in thousands)
2010/2009 Same-Properties:
Southern California	58	$195,202	$199,197	$(3,995)	(20	) %
Northern California	28	114,346	118,776	(4,430)	(37)
Seattle Metro	23	59,101	63,575	(4,474)	(70)
Total 2010/2009 Same-Property revenues	109	368,649	381,548	(12,899)	(34)
2010/2009 Non-Same Property Revenues (1)		40,085	23,008	17,077	742
Total property revenues		$408,734	$404,556	$4,178	10%

1)	Includes ten communities acquired after January 1, 2009, two redevelopment communities, six development communities, and two commercial buildings.

2010/2009 Same-Property Revenues decreased by $12.9 million or 3.4% to $368.6 million for 2010 compared to $381.5 million in 2009.  The decrease was primarily attributable to a decrease in 2010/2009 Same-Property community’s scheduled rents of $15.1 million as reflected in a decrease of 4.0% in 2010/2009 Same-Property communities average rental rates from $1,356 per unit for 2009 to $1,301 per unit for 2010.  Scheduled rents decreased in all regions and specifically by 3.0%, 3.9%, and 7.6% in Southern California, Northern California, and Seattle Metro, respectively.  The Company had experienced a decrease in scheduled rents due to the slowdown in the economy coupled with job losses during 2009 and absorption of new housing supply.  During 2009 and 2010, the Company experienced a decrease in gross revenue in comparison to the prior year in the Company’s markets from the reduction in rents from leases entered into during those periods, but starting in the third quarter of 2010 the Company has experienced sequential revenue growth and an increase in scheduled rents.  Offsetting the decrease in schedule rents, was a decrease in bad debt expense and rent concessions of $1.7 million, utility billings income increased $0.8 million, and other income decreased $0.4 million between years due primarily to a decrease in revenue from the fees charged for early termination of leases in 2009.

2010/2009 Non-Same Property Revenues increased by $17.1 million or 74.2% to $40.1 million for 2010 from $23.0 million for 2009.  The increase was primarily due to revenue generated from ten operating communities acquired after January 1, 2009 consisting of Regency at Encino, Eagle Rim, 101 San Fernando, The Commons, Bella Villagio, Santee Court, Courtyard off Main, Corbella at Juanita Bay, Anavia, and 416 on Broadway, six development communities consisting of Allegro, Joule, Fourth & U, Axis 2300, The Grand, and Belmont Station, two redevelopment communities, and two commercial buildings.

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

Property operating expenses, excluding real estate taxes increased $2.9 million or 2.9% for 2010 compared to 2009, primarily due to the acquisition of ten communities, and the completion of six development properties.  2010/2009 Same-Property operating expenses excluding real estate taxes increased slightly by $0.1 million or 0.8% for 2010 compared to 2009.

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

Depreciation and amortization expense increased by $11.7 million or 10.0% for 2010 compared to 2009, due to the acquisition of ten new communities, and the completion of six development properties.  Depreciation expense also increased due to the capitalization of approximately $52.7 million in additions to rental properties during 2010 including $16.3 million spent on redevelopment and revenue generating capital expenditures along with a full year of depreciation expense in 2010 versus a partial year of depreciation expense in 2009 for approximately $55.6 million in 2009 improvements capitalized.

General and administrative expense decreased $2.1 million or 7.5% for 2010 compared to 2009, primarily due to $3.8 million in expense of unamortized costs related to the cancellation of the Outperformance Plan in 2009.  During 2010, the company incurred $1.6 million in non-recurring compensation related to the CEO’s retirement, which is included in general and administrative expense.

Impairment and other charges for 2010 relates to $2.3 million in expense attributable to hedge ineffectiveness of certain forward-starting swaps that were settled in 2010, and for 2009 the Company incurred $13.1 million in impairment and other charges due to the write-off of development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company, $0.6 million recorded for additional loan loss reserves related to a note receivable secured by an apartment community in the Portland Metropolitan Area, and $5.8 million due to the write-off of an investment in a joint venture development project.

Interest and other income increased by $14.8 million for 2010 primarily due to gains on sales of marketable securities for $12.5 million compared to $1.0 million in gains on sales of securities in 2009 and an increase in 2010 of $5.3 million for interest income earned on notes receivable primarily related to the Santee Court note receivable in 2010, which was purchased in May 2010 at a discount to the outstanding principal on the note.  Those increases in interest and other income were offset partially by a decrease of $1.1 million in interest earned on marketable securities and cash equivalents compared to 2009 due to lower average investment balances.

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

Gain(loss) on early retirement of debt was $4.8 million for 2009 due to the repurchase of  the Company’s exchangeable bonds totaling $166.7 million in 2009 at a discount to par value.

Income from discontinued operations for 2010 was $0.7 million which related to operations from Woodlawn Colonial and Clarendon office building which were sold in 2011.  The $9.5 million for 2009 includes the operating results for Woodlawn Colonial and Clarendon office building sold in 2011, a gain of $2.9 million on the sale of Maple Leaf, a gain of $2.5 million on the sale of Spring Lake, a gain of $1.6 million on the sale of Carlton Heights Villa, a gain of $0.9 million on the sale of Grand Regency, and a gain of $0.8 million on the sale of Mountain View.

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for 2010 was $0 since there were no such redemptions in 2010.  The $50.0 million for 2009 related to the repurchase of $145.0 million of the Company's Series G Cumulative Convertible Preferred Stock at a discount to carrying value.

Liquidity and Capital Resources

As of December 31, 2011, Standard and Poor's (“S&P”) and Fitch Ratings ("Fitch") credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB/Stable.  Also in February 2012, Moody’s Investors Service initiated coverage of the Company and assigned a Baa2 issuer rating to Essex Portfolio, L.P., and the rating outlook is stable.

At December 31, 2011, the Company had $12.9 million of unrestricted cash and cash equivalents and $74.3 million in marketable securities, of which $27.5 million were held available for sale.  The Company believes that cash flows generated by its operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of the Company’s reasonably anticipated cash needs during 2012.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two lines of credit aggregating $440.0 million as of December 31, 2011.  The Company had a $425.0 million unsecured line of credit with an accordion option to $500.0 million.  As of December 31, 2011 there was a $150.0 million balance on this unsecured line.  The underlying interest rate on the $425.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 1.25% as of December 31, 2011.  This facility matures in December 2014 with two one-year extensions, exercisable by the Company.  During the first quarter of 2011, the Company entered into a new working capital unsecured line of credit agreement for $15.0 million.  As of December 31, 2011 there was no balance outstanding on this unsecured line.  The underlying interest rate on the $15.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 1.25%.  This facility matures in January 2012 with one one-year extension, exercisable by the Company.  During January 2012, the Company renegotiated the terms of the line of credit increasing the borrowing limit to $25.0 million and extended the term of the loan to January 2014, with a one year extension option.

The Company also had a $250.0 million credit facility from Freddie Mac, which was secured by eleven apartment communities.  The Company elected to terminate the line of credit in the fourth quarter of 2011 and accordingly wrote off the related deferred finance charges totaling $0.6 million for year ended December 31, 2011.

The line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the debt covenants as of December 31, 2011.

During 2011, the Company issued $265.0 million of unsecured bonds through private placement offerings, $150.0 million at 4.4% with a maturity date of March 2016, $40.0 million at 4.5% with a maturity date of September 2017, and $75.0 million at 4.92% with a maturity date of December 2019.  The proceeds from the bond offerings were used primarily to repay outstanding mortgages, redeem the Series F Preferred Stock, and pay down the Company’s line of credit.  During the fourth quarter of 2011, the Company closed a 5-year, $200 million unsecured term loan.  The term loan has a variable interest rate of 142.5 basis points over LIBOR.  In conjunction with this transaction the Company has entered into interest rate swap contracts for a term of five years with a total notional amount of $150.0 million.  The interest rate swaps effectively convert the borrowing rate on $150 million of the $200 million variable rate unsecured term to a fixed rate of 2.66%.

In January 2011, additional banks entered into equity distribution agreements with the Company including Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc.  Pursuant to its equity distribution program the Company issued 2,459,947 shares of common stock for $323.9 million, net of fees and commissions, during the year ended December 31, 2011.  Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt, acquire apartment communities and fund the development pipeline.  As of December 31, 2011 the Company may sell an additional 566,353 shares under the current equity distribution program.

During March 2010, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

In the second quarter of 2011, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H”) at a price of $25.00 per share for net proceeds of $71.2 million, net of costs and original issuance discounts.  The Series H has no maturity date and generally may not be called by the Company before April 13, 2016.  Net proceeds from the Series H offering were used to redeem all of the 7.875% Series B Cumulative Redeemable Preferred Units of Essex Portfolio, L.P. (“Series B”) with a liquidation value of $80.0 million.  The Company also redeemed its 7.8125% Series F Preferred Stock (“Series F”) at liquidation value for $25.0 million.

As of December 31, 2011, the Company’s mortgage notes payable totaled $1.7 billion which consisted of $1.5 billion in fixed rate debt with interest rates varying from 4.9% to 7.4% and maturity dates ranging from 2012 to 2021 and $243.6 million of variable rate debt with a weighted average interest rate of 1.7% ($202.7 million of the variable debt is tax-exempt variable rate demand notes).  The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2039, and $187.8 million are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Derivative Activity

During the fourth quarter of 2011, the Company entered into four interest rate swap contracts with an aggregate notional amount of $150.0 million that effectively fixed the interest rate on $150.0 million of the $200.0 unsecured term loan at 2.6% through November 2016.  These derivatives qualify for hedge accounting.  As of December 31, 2011 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $202.7 million of the Company’s tax exempt variable rate debt.  The aggregate carrying value of the interest rate swap contracts was a liability of $1.4 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.2 million.

During the first quarter of 2011, the Company settled its remaining $20.0 million forward starting swap contract for $2.3 million which was applied to the $32.0 million mortgage obtained in February 2011, increasing the effective borrowing rate from 5.4% to 6.2%.

During 2010, the Company settled $355 million in forward-starting swap contracts for $81.3 million which was applied to 10-year mortgage loans obtained in 2010.  The settlement of the forward-starting swaps increased the average effective interest rate on these mortgage loans from 4.5% to 6.8%.   During 2010, the Company incurred $2.3 million in expense related to the ineffectiveness of certain of the settled forward-starting swap hedges, which is included in impairment and other charges in the accompanying consolidated statement of operations for the year ended December 31, 2010.  No hedge ineffectiveness on cash flow hedges was incurred during the years ended December 31, 2011 and 2009.

During July 2010, the Company entered into a swap transaction (the “Swap”) with respect to $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing in July 2011 and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of December 31, 2011, the fair value of the swap was a liability of $1.8 million.

Issuance of Common Stock

Pursuant to its equity distribution program with Cantor Fitzgerald & Co., KeyBanc Capital Markets Inc., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc.,in 2011, the Company issued 2.5 million shares of common stock for $323.9 million, net of fees and commissions, and in 2010, the Company issued 2.4 million shares of common stock for $251.5 million, net of fees and commissions.  Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt and fund the development pipeline.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property.  For the year ended December 31, 2011, non-revenue generating capital expenditures totaled approximately $963 per unit. The Company expects to incur approximately $1,100 per unit in non-revenue generating capital expenditures for the year ending December 31, 2012.  These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, and expenditures for property renovations and improvements which are expected to generate additional revenue.  The Company expects that cash from operations and/or its lines of credit will fund such expenditures.  However, there can be no assurance that the actual expenditures incurred during 2012 and/or the funding thereof will not be significantly different than the Company’s current expectations.

Development and Predevelopment Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2011, the Company had five unconsolidated joint venture active development projects comprised of 1,235 units with an estimated cost of $422.6 million, of which $202.6 million remains to be expended.  See discussion in the section, “Development and redevelopment activities may delayed, not completed, and/or not achieve expected results” in Item 1A, Risk Factors, of this Form 10-K.

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2011, the Company had one unconsolidated joint venture development project aggregating 481 units that was classified as a predevelopment project.  The estimated total cost of the predevelopment pipeline at December 31, 2011 was $42.8 million.   The Company may also acquire land for future development purposes or sale.   The Company has incurred $44.3 million in costs related to land held for future development or sale aggregating 298 units as of December 31, 2011.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2011, the Company had ownership interests in six major redevelopment communities aggregating 1,444 apartment units with estimated redevelopment costs of $96.4 million, of which approximately $43.1 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2011, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco I, with an institutional partner for a total equity commitment of $200 million.  Each partner’s equity commitment is $100 million, and Wesco will utilize leverage equal to approximately 50% to 60%.  The Company has contributed $78.3 million to Wesco I, and as of December 31, 2011, Wesco I owned six apartment communities with 2,013 units with an aggregate purchase price of $429.2 million.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions and material dispositions. The joint venture has an investment period of up to two years.  The Company will receive asset and property management fees, and may earn a promoted interest.  The Company accounts for this joint venture using the equity method.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of the Company’s contractual obligations and other commitments at December 31, 2011, and the effect such obligations could have on the Company’s liquidity and cash flow in future periods ($ in thousands):

	2012	2013 and 2014	2015 and 2016	Thereafter	Total
Mortgage notes payable	$35,953	$292,762	$83,212	$1,333,931	$1,745,858
Unsecured debt	-	-	350,000	115,000	465,000
Lines of credit	-	150,000	-	-	150,000
Interest on indebtedness (1)	108,129	181,688	141,274	181,488	612,579
Redevelopment commitments	30,587	12,480	-	-	43,067
Co-investment commitments (including development)	115,100	46,600	8,000	-	169,700
	$326,040	$631,683	$574,486	$1,630,419	$3,162,628

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2011.

Variable Interest Entities

In accordance accounting standards for consolidation of variable interest entities, the Company consolidates 19 DownREIT limited partnerships (comprising twelve communities).  The Company consolidates these entities because it is deemed the primary beneficiary.  The total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $215.2 million and $173.4 million as of December 31, 2011 and $217.3 million and $168.0 million as of December 31, 2010, respectively.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2011, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

The Company assesses the carrying value of its real estate investments by monitoring investment market conditions and performance compared to budget for operating properties and joint ventures, and by monitoring estimated costs for properties under development.  Local market knowledge and data is used to assess carrying values of properties and the market value of acquisition opportunities.  Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated.  If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Adverse changes in market conditions or poor operating results of real estate investments could result in impairment charges.  When the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property.  The criteria for determining when a property is held for sale requires judgment and has potential financial statement impact as depreciation would cease and an impairment loss could occur upon determination of held for sale status.  Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.  With respect to investments in and advances to joint ventures and affiliates, the Company looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties.  Further, the Company evaluates whether its co-investments have other than temporary impairment and, if so, records a write down.

The Company capitalizes all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management’s accounting estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities.  Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various office costs that clearly relate to projects under development.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that there may be a downturn in the markets in which the Company's communities are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company’s other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of today, and the Company assumes no obligation to update this information.

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

The following table sets forth the Company’s calculation of FFO for 2011 and 2010 ($ in thousands).

	For the year ended	For the quarter ended
	12/31/11	12/31/11	9/30/11	6/30/11	3/31/11
Net income available to common stockholders	$40,368	$13,938	$7,687	$10,325	$8,418
Adjustments:
Depreciation	152,543	39,865	38,137	37,510	37,031
Gains not included in FFO, net of internal disposition cost	(7,543)	(3,158)	880	(5,265)	-
Depreciation add back from unconsolidated co-investments	12,642	4,145	3,502	1,957	3,038
Noncontrolling interests related to Operating Partnership units	3,228	1,027	583	987	631
Depreciation attributable to third party of co-investments	(1,066)	(277)	(266)	(260)	(263)
Funds from operations	$200,172	$55,540	$50,523	$45,254	$48,855
Weighted average number of shares outstanding, diluted(1)	34,860,521	35,818,631	35,437,693	34,365,418	33,787,232

	For the year ended	For the quarter ended
	12/31/10	12/31/10	9/30/10	6/30/10	3/31/10
Net income available to common stockholders	$33,764	$4,778	$6,377	$9,482	$13,127
Adjustments:
Depreciation	129,711	36,326	31,638	31,261	30,486
Gains not included in FFO, net of internal disposition cost	-	-	-	-	-
Depreciation add back from unconsolidated co-investments	6,128	1,840	1,684	1,364	1,240
Noncontrolling interests related to Operating Partnership units	2,779	354	485	798	1,142
Depreciation attributable to third party of co-investments	(1,014)	(256)	(254)	(252)	(252)
Funds from operations	$171,368	$43,042	$39,930	$42,653	$45,743
Weighted average number of shares outstanding, diluted(1)	32,028,269	32,931,723	31,963,327	31,759,956	31,438,408

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

The following table sets forth the Company’s cash flows for 2011 and 2010 ($ in thousands).

	For the year ended	For the quarter ended
	12/31/11	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Cash flow provided by (used in):
Operating activities	$216,571	$45,877	$66,343	$47,044	$57,307
Investing activities	(425,783)	(167,271)	(108,393)	(65,933)	(84,186)
Financing activities	208,348	125,263	42,261	(69,985)	110,809

	For the year ended	For the quarter ended
	12/31/10	12/31/2010	9/30/2010	6/30/2010	3/31/2010
Cash flow provided by (used in):
Operating activities	$175,530	$27,246	$58,870	$36,439	$52,975
Investing activities	(510,868)	(259,350)	(128,362)	(45,661)	(77,495)
Financing activities	328,431	231,189	75,793	(4,723)	26,172

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of December 31, 2011, the Company has entered into four interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $150.0 million of the five-year unsecured term debt.  As of December 31, 2011, the Company also had $243.7 million of variable rate indebtedness, of which $187.8 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2011.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of December 31, 2011.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2011.

			Carrying and	Estimated Carrying Value
	Notional Amount	Maturity Date Range	Estimate Fair Value	+ 50 Basis Points	- 50 Basis Points
($ in thousands)
Cash flow hedges:
Interest rate swaps	$150,000	2016	$(1,366)	$2,277	$(4,760)
Interest rate caps	187,788	2013-2016	156	420	44
Total cash flow hedges	$337,788	2011-2015	$(1,210)	$2,697	$(4,716)

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated that the fair value of the Company’s $1.77 billion and $1.56 billion of fixed rate debt at December 31, 2011 and 2010, respectively, to be $1.88 billion and $1.58 billion.  Management has estimated the fair value of the Company’s $593.7 million and $695.2 million of variable rate debt at December 31, 2011 and 2010, respectively, is $572.3 million and $672.8 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace ($ in thousands).

	For the Years Ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair value

Fixed rate debt	$30,305	$180,322	$77,179	$70,305	$162,907	$1,246,190	$1,767,208	$1,876,700
Average interest rate	54%	56%	53%	52%	44%	60%
Variable rate debt	$5,648	$35,261	$150,000	$-	$200,000	$202,741 (1)	$593,650	$572,300
Average interest rate	54%	16%	38%	-	26%	17%

(1)	$1878 million subject to interest rate caps.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of December 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2011, its internal control over financial reporting was effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of its internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 15, 2012.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 15, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 15, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 15, 2012.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 15, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)	Financial Statements

(1)	Consolidated Financial Statements	Page

	Reports of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets:As of December 31, 2011 and 2010	F-4

	Consolidated Statements of Operations: Years ended December 31, 2011, 2010, and 2009	F-5

	Consolidated Statements of Stockholders’ Equity, Noncontrolling Interest and Comprehensive Income: Years ended December 31, 2011, 2010, and 2009	F-6

	Consolidated Statements of Cash Flows:Years ended December 31, 2011, 2010, and 2009	F-7

	Notes to the Consolidated Financial Statements	F-9

(2)	Financial Statement Schedule - Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011	F-37

(3)	See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B)	Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, noncontrolling interest and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Essex Property Trust Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of Essex Property Trust, Inc.’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Essex Property Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on Essex Property Trust Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, noncontrolling interest and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 23, 2012

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in thousands, except share amounts)

	2011	2010
ASSETS
Real estate:
Rental properties:
Land and land improvements	$860,661	$802,325
Buildings and improvements	3,452,403	3,162,236
	4,313,064	3,964,561
Less: accumulated depreciation	(920,026)	(775,553)
	3,393,038	3,189,008

Real estate for development	44,280	217,531
Co-investments	383,412	107,840
	3,820,730	3,514,379
Cash and cash equivalents-unrestricted	12,889	13,753
Cash and cash equivalents-restricted	22,574	21,941
Marketable securities	74,275	92,310
Notes and other receivables	66,369	49,444
Prepaid expenses and other assets	22,682	25,188
Deferred charges, net	17,445	15,872
Total assets	$4,036,964	$3,732,887

LIABILITIES AND STOCKHOLDERS' EQUITY AND
NONCONTROLLING INTEREST
Mortgage notes payable	$1,745,858	$1,832,745
Unsecured debt	465,000	-
Lines of credit	150,000	426,000
Accounts payable and accrued liabilities	48,324	44,750
Construction payable	6,505	9,023
Dividends payable	39,611	36,405
Derivative liabilities	3,061	5,633
Other liabilities	20,528	18,968
Total liabilities	2,478,887	2,373,524
Commitments and contingencies
Cumulative convertible preferred stock; $0001 par value:
4875% Series G - 5,890,000 issued, and 178,249 outstanding	4,349	4,349
Stockholders' equity and noncontrolling interest:
Common stock; $0001 par value, 656,020,000 shares authorized;33,888,082 and 31,324,808 shares issued and outstanding	3	3
Cumulative redeemable preferred stock at liquidation value	73,750	25,000
Excess stock, $0001 par value, 330,000,000 shares authorized and no shares issued or outstanding	-	-
Additional paid-in capital	1,844,611	1,515,468
Distributions in excess of accumulated earnings	(408,066)	(313,308)
Accumulated other comprehensive (loss) income	(72,771)	(77,217)
Total stockholders' equity	1,437,527	1,149,946
Noncontrolling interest	116,201	205,068
Total stockholders' equity and noncontrolling interest	1,553,728	1,355,014
Total liabilities, stockholders' equity and noncontrolling interest	$4,036,964	$3,732,887

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share and share amounts)

	2011	2010	2009
Revenues:
Rental and other property	$468,778	$408,734	$404,556
Management and other fees from affiliates	6,780	4,551	4,325
	475,558	413,285	408,881
Expenses:
Property operating, excluding real estate taxes	116,583	105,054	102,126
Real estate taxe	44,002	39,411	36,578
Depreciation	152,228	129,011	117,296
General and administrative	25,304	25,962	28,062
Impairment and other charges	-	2,302	13,084
	338,117	301,740	297,146
Earnings from operations	137,441	111,545	111,735
Interest expense before amortization	(91,694)	(82,756)	(81,196)
Amortization expense	(11,474)	(4,828)	(4,820)
Interest and other income	17,139	27,841	13,040
Equity (loss) income from co-investments	(467)	(1,715)	670
Gain (loss) on early retirement of debt	(1,163)	(10)	4,750
Gain on sale of real estate	-	-	103
Income before discontinued operations	49,782	50,077	44,282
Income from discontinued operations	7,734	705	9,457
Net income	57,516	50,782	53,739
Net income attributable to noncontrolling interest	(10,446)	(14,848)	(16,631)
Net income attributable to controlling interest	47,070	35,934	37,108
Dividends to preferred stockholders	(4,753)	(2,170)	(4,860)
Excess (deficit) of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	(1,949)	-	49,952
Net income available to common stockholders	$40,368	$33,764	$82,200
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$102	$112	$269
Income from discontinued operations available to common stockholders	022	002	032
Net income available to common stockholders	$124	$114	$301
Weighted average number of shares outstanding during the year	32,541,792	29,667,064	27,269,547
Diluted:
Income before discontinued operations available to common stockholders	$102	$111	$259
Income from discontinued operations available to common stockholders	022	003	032
Net income available to common stockholders	$124	$114	$291
Weighted average number of shares outstanding during the year	32,628,714	29,734,383	29,746,614

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity, Noncontrolling Interest and Comprehensive Income
Years ended December 31, 2011, 2010 and 2009
(Dollars and shares in thousands)

								Distributions	Accumulated
	Series F		Series H				Additional	in excess of	other
	Preferred stock		Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	Interest	Total
Balances at December 31, 2008	1,000	25,000	-	-	26,396	3	1,043,984	(141,336)	(75,424)	233,771	1,085,998
Comprehensive income:
Net income	-	-	-	-	-	-	-	37,108	-	16,631	53,739
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	-	-	39,354	3,534	42,888
Changes in fair value of marketable securities	-	-	-	-	-	-	-	-	11,864	1,066	12,930
Comprehensive income											109,557
Issuance of common stock under:
Stock option plans	-	-	-	-	62	-	943	-	-	-	943
Sale of common stock	-	-	-	-	2,741	-	198,511	-	-	-	198,511
Equity based compensation costs	-	-	-	-	-	-	6,859	-	-	276	7,135
Retirement of Series G Preferred	-	-	-	-	-	-	49,952	-	-	-	49,952
Retirement of common stock	-	-	-	-	(350)	-	(20,271)	-	-	-	(20,271)
Retirement of exchangeable bonds	-	-	-	-	-	-	(4,727)	-	-	-	(4,727)
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	-	-	(12,725)	(12,725)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	(22,108)	(22,108)
Common and preferred stock dividends declared	-	-	-	-	-	-	-	(118,724)	-	-	(118,724)
Balances at December 31, 2009	1,000	25,000	-	-	28,849	3	1,275,251	(222,952)	(24,206)	220,445	1,273,541
Comprehensive income (loss)
Net income	-	-	-	-	-	-	-	35,934	-	14,848	50,782
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	-	-	(11,163)	(864)	(12,027)
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	-	-	(46,817)	(3,620)	(50,437)
Changes in fair value of marketable securities	-	-	-	-	-	-	-	-	4,969	388	5,357
Comprehensive income (loss)											(6,325)
Issuance of common stock under:
Stock option plans	-	-	-	-	122	-	5,803	-	-	-	5,803
Sale of common stock	-	-	-	-	2,354	-	251,455	-	-	-	251,455
Equity based compensation costs	-	-	-	-	-	-	(260)	-	-	2,474	2,214
Retirement of exchangeable bonds	-	-	-	-	-	-	(434)	-	-	-	(434)
Contributions of noncontrolling interest	-	-	-	-	-	-	-	-	-	4,038	4,038
Redemptions of noncontrolling interest	-	-	-	-	-	-	(16,347)	-	-	(7,839)	(24,186)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	(24,802)	(24,802)
Common and preferred stock dividends declared	-	-	-	-	-	-	-	(126,290)	-	-	(126,290)
Balances at December 31, 2010	1,000	$25,000	-	$-	31,325	$3	$1,515,468	$(313,308)	$(77,217)	$205,068	$1,355,014
Comprehensive income:
Net income	-	-	-	-	-	-	-	47,070	-	10,446	57,516
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	-	-	(4,011)	(275)	(4,286)

Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	-	-	7,212	495	7,707
Changes in fair value of marketable securities	-	-	-	-	-	-	-	-	1,245	85	1,330
Comprehensive income											62,267
Issuance of common stock under:
Stock option plans	-	-	-	-	103	-	8,412	-	-	-	8,412
Sale of common stock	-	-	-	-	2,460	-	323,931	-	-	-	323,931
Equity based compensation costs	-	-	-	-	-	-	(725)	-	-	1,598	873
Issuance of Series H Preferred	-	-	2,950	73,750	-	-	(2,541)	-	-	-	71,209
Redemptions of Series F Preferred	(1,000)	(25,000)	-	-	-	-	-	-	-	-	(25,000)
Redemptions of Series B Preferred	-	-	-	-	-	-	1,200	-	-	(80,000)	(78,800)
Redemptions of noncontrolling interest	-	-	-	-	-	-	(1,134)	-	-	(4,253)	(5,387)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	(16,963)	(16,963)
Common and preferred stock dividends declared	-	-	-	-	-	-	-	(141,828)	-	-	(141,828)
Balances at December 31, 2011	-	$-	2,950	$73,750	33,888	$3	$1,844,611	$(408,066)	$(72,771)	$116,201	$1,553,728

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$57,516	$50,782	$53,739
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(4,956)	(12,491)	(1,014)
Loss (gain) on early retirement of debt	1,163	10	(4,750)
Co-investments	7,929	1,715	(670)
Amortization expense	11,474	4,828	4,820
Amortization of discount on marketable securities	(4,794)	(3,714)	(3,605)
Amortization of discount on notes receivables	(1,757)	(4,806)	-
Loss on derivative instruments - ineffectiveness	-	2,301	-
Gain on sale of co-investment	(919)	-	(530)
Gain on the sales of real estate	(8,562)	-	(8,729)
Impairment loss and reserve for loan loss	-	-	13,084
Non-cash expense due to cancellation of outperformance plan	-	-	3,807
Depreciation	152,542	129,711	118,522
Equity-based compensation	2,927	3,251	3,412
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,172)	(2,771)	(2,249)
Accounts payable and accrued liabilities	3,620	4,302	(2,364)
Other liabilities	1,560	2,412	114
Net cash provided by operating activities	216,571	175,530	173,587
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(57,478)	(279,607)	(16,000)
Improvements to recent acquisitions	(16,446)	(6,388)	(3,210)
Redevelopment	(45,130)	(14,096)	(25,812)
Revenue generating capital expenditures	(7,616)	(1,584)	(855)
Non-revenue generating capital expenditures	(26,090)	(29,278)	(25,722)
Acquisition of and additions to real estate under development	(79,194)	(155,267)	(120,844)
Dispositions of real estate	23,003	-	38,178
Changes in restricted cash and refundable deposits	(1,376)	(4,414)	11,995
Purchases of marketable securities	(8,048)	(49,974)	(116,402)
Sales and maturities marketable securities	32,998	102,039	22,964
Proceeds from tax investor	-	1,223	3,762
Purchases of and advances under notes and other receivables	(12,325)	(37,627)	(3,424)
Collections of notes and other receivables	884	1,855	15,728
Contributions to co-investments	(246,106)	(79,450)	(270)
Non-operating distributions from co-investments	17,141	41,700	954
Net cash used in investing activities	(425,783)	(510,868)	(218,958)
Cash flows from financing activities:
Borrowings under debt agreements	1,514,684	1,214,216	453,570
Repayment of debt	(1,435,135)	(882,646)	(199,979)
Additions to deferred charges	(5,533)	(4,109)	(3,935)
Payments to settle derivative instruments	(2,395)	(81,282)	-
Retirement of exchangeable bonds	-	(5,396)	(161,084)
Retirement of common stock	-	-	(20,271)
Net proceeds from issuance of Preferred stock, Series H	71,209	-	-
Retirement of Series D preferred units and Series G Preferred stock	-	-	(91,703)
Retirement of Series B preferred units and Series F Preferred stock	(103,800)	-	-
Equity related issuance cost	(627)	-	-
Net proceeds from stock options exercised	6,986	4,765	943
Net proceeds from issuance of common stock	323,931	251,455	198,511
Contributions from noncontrolling interest	-	4,038	-
Distributions to noncontrolling interest	(16,963)	(24,795)	(22,108)
Redemption of noncontrolling interest	(5,387)	(24,186)	(12,720)
Common and preferred stock dividends paid	(138,622)	(123,629)	(117,102)
Net cash provided by financing activities	208,348	328,431	24,112
Net (decrease) increase in cash and cash equivalents	(864)	(6,907)	(21,249)
Cash and cash equivalents at beginning of year	13,753	20,660	41,909
Cash and cash equivalents at end of year	$12,889	$13,753	$20,660

(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

Cash paid for interest, net of $8,240, $9,486, and $10,463capitalized in 2011, 2010 and 2009, respectively	$89,691	$83,497	$81,878

Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$165,214	$170,940	$92,517
Transfer from real estate under development to co-investments	$54,472	-	-

Mortgage notes assumed in connection with purchases of real estate	$20,927	87,336	-

Note receivable settled when the company purchased the property securingthe note receivable	$-	25,750	-
Change in accrual of dividends	$3,206	$2,655	$1,626
Change in fair value of derivative liabilities	$230	$1,907	$42,973
Change in fair value of marketable securities	$2,836	$6,670	$12,900
Change in construction payable	$2,518	$1,304	$8,278

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

(1) Organization

The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. (the “Operating Partnership,” which holds the operating assets of the Company).

The Company is the sole general partner in the Operating Partnership with a 93.8% general partner interest and the limited partners owned a 6.2% interest as of December 31, 2011.  The limited partners may convert their Operating Partnership units into an equivalent number of shares of common stock.  Total Operating Partnership units outstanding were 2,229,230 and 2,200,907 as of December 31, 2011 and 2010, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $313.2 million and $251.4 million, as of December 31, 2011 and 2010, respectively.  The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2026.

As of December 31, 2011, the Company owned or had ownership interests in 159 apartment communities, (aggregating 32,753 units), five commercial buildings, and five active development projects (collectively, the “Portfolio”).  The communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated.

Noncontrolling interest includes the 6.2% and 6.6% limited partner interests in the Operating Partnership not held by the Company at December 31, 2011 and 2010, respectively. These percentages include the Operating Partnership’s vested long term incentive plan units (see Note 13).  The noncontrolling interest balance for December 31, 2010 also includes the Operating Partnership’s cumulative redeemable preferred units that were redeemed during 2011 (see Note 11).

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $215.2 million and $173.4 million, respectively, as of December 31, 2011, and $217.3 million and $168.0 million, respectively, as of December 31, 2010.

The DownREIT VIEs collectively own twelve apartment communities in which Essex Management Company (“EMC”) is the general partner, the Operating Partnership is a special limited partner, and the other limited partners were granted rights of redemption for their interests.  Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis.  Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements.  The other limited partners receive distributions based on the Company's current dividend rate times the number of units held.  Total DownREIT units outstanding were 1,063,848 and 1,096,871 as of December 31, 2011 and 2010 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $149.5 million and $125.3 million, as of December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within noncontrolling interest in the accompanying consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2011 and 2010, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

The Company allocates the purchase price of real estate to land and building, and identifiable intangible assets, such as the value of above, below and in-place leases. The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired, which in the case of below market leases the Company assumes lessees will elect to renew their leases.  The value of acquired in-place leases are amortized to expense over the term the Company expects to retain the acquired tenant, which is generally 20 months.

The Company performs the following evaluation for communities acquired:

(1)	Adjust the purchase price for any fair value adjustments resulting from such things as assumed debt or contingencies.
(2)	estimate the value of the real estate “as if vacant” as of the acquisition date;
(3)	allocate that value among land and building;
(4)	compute the value of the difference between the “as if vacant” value and the adjusted purchase price, which will represent the total intangible assets;
(5)	compute the value of the above and below market leases and determine the associated life of the above market/ below market leases;
(6)	compute the value of the in-place leases and customer relationships, if any, and the associated lives of these assets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available.  Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell.  As of December 31, 2011 and 2010, no communities were classified as held for sale.

During 2009, the Company wrote-off development costs totaling $6.7 million related to two land parcels that will no longer be developed by the Company.  The costs were included in impairment and other charges in the accompanying consolidated statement of operations.  No impairment charges were recorded in 2011 or 2010.

In the normal course of business, the Company will receive purchase offers for its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  The Company classifies real estate as "held for sale" when all criteria under the accounting standard for the disposals of long-lived assets have been met.  In accordance with the standard, the Company presents income and gains/losses on communities sold or held for sale as discontinued operations.  The Company’s equity in income or loss from real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.  (See Note 6 for a description of the Company’s discontinued operations for 2011, 2010, and 2009).

(c) Co-investments

The Company owns investments in joint ventures (“co-investments”) in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with the accounting standards.  Therefore, the Company accounts for these investments using the equity method of accounting.  Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company’s equity in earnings less distributions received and the Company’s share of losses.  For preferred equity investments the Company recognizes its preferred interest as its equity in earnings.

A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote distributions if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible.  Any promote distributions are reflected in equity (loss) income in co-investments. There were no promote fees recognized in the accompanying consolidated statements of operations.

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
December 31, 2011, 2010, and 2009

(e) Cash Equivalents and Restricted Cash

Highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.  Restricted cash balances relate primarily to reserve requirements for capital replacement at certain communities in connection with the Company’s mortgage debt.

(f)  Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard for fair value measurements as discussed later in Note 2), and any unrealized gain or loss is recorded as other comprehensive income (loss).  There were no impairment charges for the years ended December 31, 2011, 2010 and 2009.  Realized gains and losses, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statement of operations.

As of December 31, 2011 and 2010, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of December 31, 2011 and 2010, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

As of December 31, 2011 and 2010 marketable securities consist of the following ($ in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain(Loss)	Fair Value
Available for sale:
Investment-grade unsecured bonds	$3,615	$399	$4,014
Investment funds - US treasuries	11,783	121	11,904
Common stock	10,067	1,552	11,619
Held to maturity:
Mortgage backed securities	46,738	-	46,738
Total	$72,203	$2,072	$74,275

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Fair Value
Available for sale:
Investment-grade unsecured bonds	$22,243	$4,403	$26,646
Investment funds - US treasuries	14,345	582	14,927
Common stock	8,638	112	8,750
Held to maturity:
Mortgage backed securities	41,987	-	41,987
Total	$87,213	$5,097	$92,310

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the years ended December 31, 2011, 2010 and 2009, the proceeds from sales of available for sale securities totaled $33.0 million, $102.0 million and $23.0 million, respectively.  These sales all resulted in gains, which totaled $5.0 million, $12.4 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(g) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans and are secured by real estate.  Interest is recognized over the life of the note.

Each note is analyzed to determine if it is impaired.  A note is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The Company does not accrue interest when a note is considered impaired and a loan allowance is recorded for any principal and previously accrued interest that are not believed to be collectable. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income.   As of December 31, 2011 and 2010, no notes are impaired.

(h) Interest and Other Income

Interest income is generated primarily from cash balances and marketable securities as well as notes receivables.  Other income primarily consists of gains on sales of marketable securities.  Total interest and other income are comprised of the following for the years ended December 31 ($ in thousands):

	2011	2010	2009
Interest income	$10,501	$15,350	$11,841
Gains on sales of marketable securities	4,956	12,491	1,014
Tax benefit - Taxable REIT Subsidiary	1,682	-	-
Other income	-	-	185
	$17,139	$27,841	$13,040

(i) Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities.  The Company uses Level 2 inputs for its investments in unsecured bonds, mortgage backed securities, notes receivable, notes payable, and derivative liabilities.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for derivatives is described in more detail in Note 9.  The Company's valuation methodology for the swap related to the multifamily revenue refunding bonds for the 101 San Fernando community is described in detail in Note 9.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and other receivables approximate fair value as of December 31, 2011 and 2010, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.77 billion and $1.56 billion of fixed rate debt at December 31, 2011 and 2010, respectively, to be $1.88 billion and $1.58 billion.  Management has estimated the fair value of the Company’s $593.7 million and $695.2 million of variable rate debt at December 31, 2011 and 2010, respectively, is $572.3 million and $672.8 million based on the terms of the Company’s existing variable rate debt compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, dividends payable and other liabilities approximate fair value as of December 31, 2011 and 2010 due to the short-term maturity of these instruments.  Marketable securities, and both the note payable and the swap related to the multifamily revenue refunding bonds for the 101 San Fernando community are carried at fair value as of December 31, 2011 and 2010, as discussed above and in Note 9.

(j) Interest Rate Protection, Swap, and Forward Contracts

The Company uses interest rate swaps, interest rate cap contracts, and forward starting swaps to manage interest rate risks.  As of December 31, 2011, there were no outstanding forward starting swaps.  The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of  forward starting interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company records all derivatives on its consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.   Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

For derivatives not designated as cash flow hedges, changes in fair value are recognized in earnings.  All of the Company’s interest rate swaps and interest rate caps are considered cash flow hedges except for the swap related to the multifamily revenue refunding bonds for the 101 San Fernando community as described in detail in Note 9.  The Company did not have any fair value hedges during the years end December 31, 2011, 2010 and 2009.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily used interest rate swaps and interest rate forward-starting swaps as part of its cash flow hedging strategy.  The Company was hedging its exposure to the variability in future cash flows for a portion of its forecasted transactions.

(k) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

(l) Income Taxes

Generally in any year in which the Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2011 as the Company has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude the Company from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. The activities and tax related provisions, assets and liabilities are not material.

The status of cash dividends distributed for the years ended December 31, 2011, 2010, and 2009 related to common stock, Series H, Series F, and Series G preferred stock are classified for tax purposes as follows:

	2011	2010	2009
Common Stock
Ordinary income	63.68%	82.46%	79.82%
Capital gain	11.16%	5.61%	15.76%
Unrecaptured section 1250 capital gain	0.74%	0.00%	4.42%
Return of capital	24.42%	11.93%	0.00%
	100.00%	100.00%	100.00%

	2011	2010	2009
Series F, G, and H Preferred stock
Ordinary income	100.00%	93.63%	79.82%
Capital gains	0.00%	6.37%	15.76%
Unrecaptured section 1250 capital gain	0.00%	0.00%	4.42%
Return of capital	0.00%	0.00%	0.00%
	100.00%	100.00%	100.00%

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

The Company’s Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”), issued during 2011, contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur.  The redemption under these provisions is within the Company’s control, and thus the Company has classified the Series H Preferred Stock as permanent equity in the accompanying consolidated balance sheets as of December 31, 2011.  The same was true for the Series F Cumulative Redeemable Preferred Stock that was redeemed during 2011 and is classified as permanent equity as of December 31, 2010.

(n) Equity-based Compensation

The cost of share and unit based compensation awards is measured at the grant date based on the estimated fair value of the awards.  The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13) are being amortized over the expected service periods.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

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

Reclassifications for discontinued operations for the years ended December 31, 2010 and 2009 and fully depreciated assets as of December 31, 2010 have been made to prior year balances in order to conform to the current year presentation.  Such reclassifications have no impact on reported earnings, total assets or total liabilities.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

For the year ended December 31, 2011, the Company purchased five communities consisting of 386-units for $103.3 million.  The Company also acquired a property that is operated as a retail property that the Company plans to develop as a community in the future.

During the first quarter of 2011, the Company acquired Santee Village, a 73-unit adaptive re-use condominium community located in downtown Los Angeles for $17.0 million.  This community is adjacent to the Santee Court apartments acquired in 2010.  Also, during the quarter, the Company purchased 1000 Kiely, a 121-unit garden-style community located in Santa Clara, California for $31.4 million.

During the second quarter of 2011, the Company acquired Bellerive, a completed 63-unit vacant condominium project that the Company operates as a rental community located in West Los Angeles for $27.0 million.  Also during the second quarter, the Company invested $20.6 million in the purchase of Santa Clara Retail which is secured by a mortgage loan due in April 2014 at an interest rate that is currently at 5.0%.  The plans for this project are to entitle a portion of the site for 494 apartment units.  The site is currently improved with retail space that is 100% leased.

During the third quarter of 2011, the Company acquired the Bernard, a 63-unit community located in the Lower Queen Anne district of Seattle, Washington for $13.8 million. As part of the transaction, the Company assumed a $9.4 million loan secured by the property at a fixed rate of 6.0% which matures in January 2019.

During the fourth quarter 2011, the Company acquired Delano, a 66-unit community located in Redmond, Washington for $14.1 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

For the year ended December 31, 2010, the Company purchased eleven communities for approximately $456.3 million, consisting of the following communities ($ in thousands):

Communities	Purchase Price	Units	Quarter Acquired
416 @ Broadway	$43,000	115	Q4 2010
Anavia	80,600	250	Q4 2010
Santee Court	31,100	165	Q4 2010
Courtyard off Main	30,000	110	Q4 2010
Corbella at Juanita Bay	23,400	169	Q4 2010
Allegro	29,850	97	Q4 2010
101 San Fernando	64,100	323	Q3 2010
The Commons	42,500	264	Q3 2010
Bella Villagio	54,000	231	Q3 2010
Muse	39,100	152	Q3 2010
Elevation	18,600	156	Q2 2010
Total 2010 purchases	$456,250	2,032

(b) Sales of Real Estate investments

For the year ended December 31, 2011, the Company sold $23.4 million of real estate which resulted in a gain of $8.4 million.  The Company also sold a land parcel that was previously held for future development.

During the second quarter of 2011, the Company disposed of Woodlawn Colonial, a 159-unit community located in Chula Vista, California for $16.0 million which resulted in a gain of $5.2 million. The property was purchased in 2002 as part of the John M. Sachs, Inc. merger.

During the fourth quarter of 2011, the Company sold the Clarendon office building in Woodland Hills, California for $7.4 million which resulted in a gain of $3.2 million on the sale.

During the third quarter 2011, the Company sold the View Pointe land parcel located in Newcastle, Washington for net proceeds of $1.4 million and a gain of $0.2 million.

No communities were held for sale as of December 31, 2011 and 2010.

(c) Co-investments

The Company has joint venture investments in co-investments which are accounted for under the equity method.  The joint ventures own, operate and develop apartment communities.

Wesco I, LLC

During 2011, the Company entered into a 50/50 programmatic joint venture, Wesco, I LLC (“Wesco I”), with an institutional partner for a total equity commitment from the partners of $200.0 million.  Each partners equity commitment is $100.0 million.   The Company has contributed $78.3 million to Wesco I, and as of December 31, 2011, Wesco I owned six apartment communities with 2,013 units for an aggregate purchase price of $429.2 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

During the second quarter 2011, Wesco I acquired Arbors Parc Rose, a 373-unit community located in Oxnard, California for $92.0 million.  Wesco I obtained a $100.0 million line of credit at a rate of LIBOR + 2.3%, and Wesco I obtained secured mortgage loans totaling $59.9 million at 4.7% secured by Arbors Parc Rose for 10 years in June.

During the third quarter of 2011, Wesco I acquired Reveal (formerly Millennium at Warner Center), a 438-unit community located in the Canoga Park area of Los Angeles county.  The property, which was completed in 2010, was acquired for $132.9 million.  Wesco I obtained a mortgage loan for $78.7 million at LIBOR + 1.9% secured by Reveal with a maturity of two years with two 1-year extensions.  Also, during the quarter, the Company acquired Redmond Hill, a group of four communities built between 1985 and 2003 consisting of 882-units in Redmond, Washington.  The properties, are operated as two separate communities, were acquired for $151.3 million through the Company’s joint venture, Wesco I.  In conjunction with the acquisition, Wesco I obtained two 10-year loans totaling $97.1 million secured by Redmond Hill at a fixed rate of 4.06%.

During the fourth quarter of 2011, Wesco I acquired Briarwood for $27.8 million.  The property is a 160-unit community located in Fremont, California that was built in 1979.  Wesco I intends to renovate the exterior of the community and complete interior renovations for an estimated total cost of $5.9 million.  Wesco I obtained a $19.3 million mortgage loan at a rate of 3.93% secured by the community for a term of 10 years.  Also, during the quarter, Wesco I acquired The Woods for $25.2 million.  The property is a 160-unit community built in 1978 and located less than a half mile from Briarwood, in Fremont, California.  Wesco I assumed a $13.5 million loan secured by the property at a rate of 6.04% that matures in September 2016.

Essex Apartment Value Fund II, L.P.

Essex Apartment Value Fund II, L.P. (“Fund II”), has eight institutional investors with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized debt as leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area.  As of October 2006, Fund II was fully invested and closed for any future acquisitions or development.  As of December 31, 2011 and 2010, Fund II owned fourteen apartment communities. No communities have been sold by Fund II.

Essex Skyline at MacArthur Place

During the first quarter of 2010, the Company entered into a joint venture that acquired Essex Skyline at MacArthur Place, a new 349-unit high rise condominium project that is operated as an apartment community.  The property is located in Santa Ana, California and the acquisition price was $128 million.  The Company acquired a 50% interest in the joint venture and accounts for this co-investment on the equity method, and the Company earned a fee of $0.5 million for the acquisition of the property.  The Company receives management fees and may earn a promoted interest if certain financial hurdles are achieved by the joint venture for the management and sale of the property.

Canada Pension Plan Investment Board – Joint Venture Developments

During the second quarter 2011, the Company entered into a joint venture with the Canada Pension Plan Investment Board (“CPPIB”) to develop its Cadence site located in San Jose, California.  The Company contributed the land to the joint venture, and the Company accounts for this joint venture using the equity method.  The Company holds a 55% interest in the joint venture and will earn development, asset, and property management fees.  The Company may also earn a promoted interest.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

During the third quarter 2011, the Company entered into another joint venture with the CPPIB to develop a 309-unit community located in West Dublin, California.   The Company contributed the land to the joint venture, and the Company accounts for this joint venture on the equity method.  The Company holds a 55% interest in the venture and will earn development, asset and property management fees, and may earn a promoted interest.

Fountain and Santa Monica at La Brea – Joint Venture Developments

During the third quarter 2011, the Company entered into a development joint venture with a regional developer for the construction of Fountain at La Brea, a 187-unit community with approximately 18,200 square feet of retail located in West Hollywood, California.  The regional developer contributed the land and the Company contributed approximately $9.0 million in cash for a 50% interest in the venture.  The joint venture obtained bond financing for the project in the amount of $54.5 million with a maturity date of October 2046 and entered into an interest rate swap transaction with respect to the bonds that terminates in September 2016 that effectively converts the interest rate to SIFMA plus 150 basis points through December 2016.

In the fourth quarter 2011, the Company entered into another development joint venture with the same regional developer for the construction of Santa Monica at La Brea, a 184-unit apartment community with approximately 12,750 square feet of retail located in West Hollywood, California.  The 50/50 joint venture was created with the contribution of $5.8 million by the Company and the contribution of entitled land by the regional developer.  The joint venture secured bond financing in the amount of $59.9 million, maturing in December 2046.  The joint venture entered into a total return swap agreement that effectively converts the interest rate to SIFMA plus 150 basis points through December 2016.

Debt is joint and several.   Additionally, if either partner fails to make capital contributions to one of these joint ventures in certain instances, then the ownership interest of the defaulting partner in the other joint venture may be reduced.

Queen Anne – Joint Venture Development

During the December 2010, the Company entered into a development joint venture with a partner who contributed a land parcel during the first quarter of 2011 in return for a 50% interest in the venture and the Company contributed cash equal to the value of the land in return for a 50% interest in the joint venture. The 275-unit community under development is located in Seattle, Washington.  Queen Anne obtained a $45.0 million construction loan at a rate of LIBOR plus 195 basis points, due July 2014, with two one-year extension options exercisable at the Company’s option.

Preferred Equity Investments

During the first quarter 2011, the Company invested $9.7 million as preferred equity investments in two apartment communities located in downtown Los Angeles.  The investments are for ten years with a preferred return of 9% for five years, increasing to a minimum of 10% and a maximum of 12.5% thereafter.

During the second quarter of 2011, the Company completed a $13.0 million preferred equity investment in an entity owning an apartment community located in downtown Los Angeles.  The Company’s preferred return is 10% and the Company’s investment has a five-year term.

During the third quarter of 2010, the Company invested $12.0 million as a preferred equity interest investment in a related party entity that owns a 768-unit apartment community in Anaheim, California.  The preferred return is 13% for the first five years and 15% thereafter.

During the third quarter of 2011, the Company sold its preferred stock investments in MyNewPlace.com, a real estate technology company for net proceeds of $1.6 million and a gain of $0.9 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

During the fourth quarter of 2011, the Company entered into a 50/50 joint venture with an institutional partner, Wesco II, LLC (“Wesco II”), which in turn closed a $175 million preferred equity investment in Park Merced, a 3,221-unit apartment community located in San Francisco, California.  The preferred equity investment has a stated term of 7 years and a preferred return of 10.1%.  The investment can not be repaid during the first two years, and there is a prepayment penalty in third through the fifth year of the investment.  The community is encumbered with a $450 million senior mortgage loan with a fixed interest rate of 3.83%. The senior loan represents roughly a 60% loan to value, and the projected debt service coverage ratio is approximately 1.10% including Wesco II’s preferred equity investment (unaudited).

During the first quarter of 2009, the Company wrote-off its $5.8 million investment in a development joint venture and the write-off is included in impairment and other charges in the accompanying consolidated statement of operations for the year ended December 31, 2009.  This investment was held by a taxable REIT subsidiary.  During the fourth quarter of 2011, an income tax benefit of $1.6 million was recognized for the 2009 write-off when the “more likely than not” hurdle was achieved.  The $1.6 million benefit is included in interest and other income in the accompany consolidated statement of operations for the year ended December 31, 2011.

The carrying values of the Company’s co-investments as of December 31, 2011 and 2010 are as follows ($ in thousands):

	2011	2010
Investments in joint ventures accounted for under the equity method of accounting:
Membership interest in Wesco I	$75,588	$-
Partnership interest in Fund II	64,294	66,000
Membership interest in a limited liability company that owns
Essex Skyline at MacArthur Place	24,063	29,187
Total operating co-investments	163,945	95,187

Membership interests in limited liability companies that own and are developing Cadence and West Dublin	62,897	-
Membership interest in a limited liability company that owns and is developing Queen Anne	17,981	-
Membership interests in limited liability companies that own and are developing Fountain at La Brea and Santa Monica at La Brea	15,194	-
Total development co-investments	96,072	-

Membership interest in Wesco II that owns a preferred equity interest in Park Merced with a perferred return of 101%	88,075	-
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% and 10%	22,792	-
Preferred interest in a related limited liability company that owns Madison Park at Anaheim with a preferred return of 13%	12,528	12,014
Total preferred interest investments	123,395	12,014

Investments accounted for under the cost method of accounting:
Series A and B-2 Preferred Stock interests in Multifamily Technology Solutions, Inc	-	639
Total co-investments	$383,412	$107,840

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

The combined summarized financial information of co-investments, which are accounted for under the equity method, is as follows ($ in thousands):

	December 31,
	2011	2010
Balance sheets:
Rental properties and real estate under development	$1,659,078	$750,808
Other assets	63,847	15,864
Total assets	$1,722,925	$766,672

Debt	$900,095	$450,693
Other liabilities	48,518	7,076
Equity	774,312	308,903
Total liabilities and partners' equity	$1,722,925	$766,672

Company's share of equity	$383,412	$107,201

	Years ended December 31,
	2011	2010	2009
Statements of operations:
Property revenues	$106,386	$54,699	$47,201
Property operating expenses	(43,066)	(24,098)	(18,450)
Net operating income	63,320	30,601	28,751

Interest expense	(27,843)	(13,619)	(10,805)
General and administrative	(1,748)	(709)	(294)
Depreciation and amortization	(44,412)	(20,850)	(15,656)
Net (loss) income	$(10,683)	$(4,577)	$1,996
Company's share of net (loss) income	$(467)	$(1,715)	$670

(d) Real Estate For Development

The Company defines real estate under development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2011, the Company had no active consolidated developments and five active joint venture development projects comprised of 1,235 units for an estimated cost of $422.6 million, of which $282.6 million remains to be expended.

The Company defines the predevelopment pipeline as new communities in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of December 31, 2011, the Company had an investment interest in a joint venture that owns one development community aggregating 481 units that was classified as a predevelopment project.  The Company had incurred $42.8 million in costs for the joint venture predevelopment property at December 31, 2011.  The Company owns land in various stages of entitlement that is being held for future development or sale aggregating 298 units as of December 31, 2011.  The Company had incurred $44.3 million in costs related to this land held for future development or sale.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2011 and 2010 ($ in thousands):

	2011	2010

Note receivable, secured, bearing interest at 98%, paid in full January 2012	$7,331	$7,331
Note receivable, secured, bearing interest at 50%, due November 2012	12,428	-
Note receivable, secured, bearing interest at 88%, due December 2012	10,928	10,930
Note receivable, secured, bearing interest at LIBOR + 80%, due December 2012	6,422	6,513
Note receivable, secured, bearing interest at 80%, due November 2013	971	971
Note receivable, secured, bearing interest at 65%, due December 2014	3,221	3,221
Note receivable, secured, bearing interest at 63%, due June 2017	17,646	16,708
Note receivable from affiliates	2,234	531
Other receivables	5,188	3,239
	$66,369	$49,444

During the fourth quarter 2011, the Company originated a loan secured by land located in San Mateo, California.  The loan of $12.4 million has an interest rate of 5% and is due to mature in November 2012.  The loan was originated with a purchase and sale agreement that gives the Company an option to acquire the property during 2012 and develop a community with 197 units.

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

In the second quarter of 2010, the Company purchased a loan secured by Santee Court located in Los Angeles, California. This $25.7 million loan, with an October 2010 maturity date, was purchased at a discount for $21.0 million and the discount was accreted to interest income.  In late October 2010, the Company purchased the property for $31.1 million in a multiple bid process.

In January 2012 the mortgage loan secured by California Hill was paid off in full for $7.3 million.

(5) Related Party Transactions

Management and other fees from affiliates is comprised primarily of asset management, property management, development and redevelopment fees from co-investments.  These fees to affiliates total $6.8 million, $4.1 million, and $4.3 million for the years ended December 31, 2011, 2010, and 2009, respectively, and a property acquisition fee of $0.5 million from the limited liability company that owns Skyline at MacArthur Place for the year ended December 31, 2010.  All of these fees are net of intercompany amounts eliminated by the Company.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of The Marcus & Millichap Company (“TMMC”).  During the third quarter of 2010, the Company invested $12.0 million as a preferred equity interest investment in a related party entity that owns a 768-unit apartment community in Anaheim, California.  The entity that owns the property is an affiliate of TMCC.  The Company’s independent directors approved the investment in this entity.  The preferred return for this investment during the first five years is 13% per annum, and the preferred return increases to 15% thereafter.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

During the second quarter of 2010, the independent directors approved the partial redemption for cash by the Operating Partnership of limited Operating Partnership units that were held Mr. Marcus, at $106.76 per unit representing a 2% discount from the closing price of the Company’s common stock on May 17, 2010.  The Operating Partnership purchased 187,334 units from Mr. Marcus.  Under the Operating Partnership’s partnership agreement, limited partnership units are exchangeable on a one-for-one basis into shares of the Company’s common stock, or at the Company’s option, for cash.

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

(6) Discontinued Operations

During 2011, the Company sold one apartment community, Woodlawn Colonial, and one office building, Clarendon, for a total of $23.4 million resulting in gains totaling $8.4 million.  As of December 31, 2011 and 2010 no communities were held for sale

During 2009, the Company sold five communities, Maple Leaf, Spring Lake, Mountain View, Carlton Heights Villas and Grand Regency totaling 353 units, for $38.0 million resulting in gains totaling $8.7 million.

The Company has recorded the gains and operations for these various assets sold described above as part of discontinued operations in the accompanying consolidated statements of operations.  The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above ($ in thousands):

	2011	2010	2009

Revenues	$1,016	$2,447	$4,498

Property operating expenses	(510)	(1,042)	(1,760)
Depreciation and amortization	(315)	(700)	(1,224)
Expenses	(825)	(1,742)	(2,984)

Operating income from real estate sold	191	705	1,514

Interest expense, secured mortgage debt	-	-	-
Gain on sale of real estate	8,382	-	8,626
Internal disposition costs	(839)	-	(683)
Income from discontinued operations	$7,734	$705	$9,457

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

(7) Mortgage Notes Payable

Mortgage notes payable consist of the following as of December 31, 2011 and 2010 ($ in thousands):

	2011	2010

Mortgage notes payable, secured by deeds of trust, bearing interest at ranges ranging from 4.9% to 7.4% as of December 31, 2011 principal and interest payments due monthly, and maturity dates ranging from August 2012 through April 2021	$1,502,208	$1,563,513
Multifamily housing mortgage revenue bonds secured by deeds of trust on  rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement  (approximately 2.0% at December 2011 and 2.1% at December 2010), plus credit enhancement and underwriting fees ranging from approximately1.2% to 1.9%. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from June 2012 through December 2039.  Of these bonds $187.8 million are subject to various interest rate cap agreements which limit the maximum interest rate to such bonds
	243,650	269,232
	$1,745,858	$1,832,745

The aggregate scheduled principal payments of mortgage notes payable are as follows ($ in thousands):

2012	$35,953
2013	215,583
2014	77,179
2015	70,305
2016	12,907
Thereafter	1,333,931
$1,745,858

For the Company’s mortgage notes payable as of December 31, 2011, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $7.0 million and $1.9 million, respectively.  Second deeds of trust accounted for $110.7 million of the $1.7 billion in mortgage notes payable as of December 31, 2011.  Repayment of debt before the scheduled maturity date could result in prepayment penalties.  The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the mortgage note payable which is calculated by multiplying the principal being prepaid by the difference between the interest rate of the mortgage note and the stated yield rate on a specified U.S. treasury security as defined in the mortgage note agreement.  (See Schedule III for a list of mortgage loans related to each community in the Company’s Portfolio.)

The Company has elected the fair value option for certain tax-exempt bonds assumed during 2010.  The initial fair value was $35.2 million and the fair value as of December 31, 2011 and 2010 was $35.3 million and $32.9 million, respectively.  The change in fair value of the debt is offset by the change in value of the total return swap for this debt.  This total return swap is discussed in Note 9.

In the fourth quarter of 2010, the Company entered into a 10-year $207.2 million term credit facility with Fannie Mae secured by seven communities at a fixed rate of 4.3%.  Interest expense is recorded on the debt at an effective interest rate of 6.8% as a result of settlement of forward-starting swaps.  Communities may be substituted or released from the facility based on certain loan to value and debt service coverage ratios, as defined in the credit facility agreement.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

The Company has repurchased the remaining $4.9 million of its exchangeable bonds during 2010 and recognized a loss of $10 thousand in 2010.  Gains of $4.8 million for the year ended December 31, 2009 were recognized for exchangeable bonds repurchased in that year.

(8) Unsecured Debt and Lines of Credit

The Company has two lines of credit aggregating $440.0 million as of December 31, 2011.  The Company has a $425.0 million unsecured line of credit with an accordion option to $500.0 million.  As of December 31, 2011 there was a $150.0 million balance on this unsecured line.  The underlying interest rate on the $425.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 1.25% as of December 31, 2011.  This facility matures in December 2014 with two one-year extensions, exercisable by the Company.  During the first quarter of 2011, the Company entered into a new working capital unsecured line of credit agreement for $15.0 million.  As of December 31, 2011 there was no balance outstanding on this unsecured line.  The underlying interest rate on the $15.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 1.25%.  This facility matured in January 2012.  During January 2012, the Company renegotiated the terms of the line of credit increasing the borrowing limit to $25.0 million and extended the term of the loan to January 2014, with a one year extension option.

The Company had a $250.0 million credit facility from Freddie Mac, which was secured by eleven apartment communities.  The Company elected to terminate the line of credit in the fourth quarter 2011 and expensed the related unamortized deferred finance charges totaling $0.6 million as loss on early retirement of debt.

During the 2011, the Company issued $265 million of unsecured bonds through private placements at an average interest rate of 4.5%, $150.0 million in the first quarter at 4.36% due in 2016, $40.0 million in the second quarter at 4.5% due in 2017, and $75.0 million, also in the second quarter, at 4.92% due in 2019.

During the fourth quarter of 2011, the Company closed a five year, $200 million unsecured term loan.  The term loan has a variable interest rate of LIBOR plus 1.4%.  In conjunction with this transaction the Company has entered into interest rate swap contracts for a term of five years with a total notional amount of $150 million that effectively convert the borrowing rate on $150 million of the $200 million term loan to a fixed rate of 2.66%.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the debt covenants as of December 31, 2011 and 2010.

(9) Derivative Instruments and Hedging Activities

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

During the fourth quarter of 2011, the Company entered into four interest rate swap contracts with an aggregate notional amount of $150.0 million that effectively fixed the interest rate on $150.0 million of the $200.0 unsecured term loan at 2.66% through November 2016.  These derivatives qualify for hedge accounting.  As of December 31, 2011 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $202.7 million of the Company’s tax exempt variable rate debt.  The aggregate carrying value of the interest rate swap contracts was a liability of $1.4 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.2 million.

During the first quarter of 2011, the Company settled its remaining $20.0 million forward starting swap contract for $2.3 million which was applied to the $32.0 million mortgage obtained in February 2011, increasing the effective borrowing rate from 5.4% to 6.2%.

During 2010, the Company settled $355 million in forward-starting swap contracts for $81.3 million, which was applied to 10-year mortgage loans obtained in 2010.  The settlement of the forward-starting swaps increased the average effective interest rate on the 2010 mortgage loans from 4.5% to 6.8%.   During 2010, the Company incurred $2.3 million in expense related to the ineffectiveness of certain of the settled forward-starting swap hedges, which is included in impairment and other charges in the accompanying consolidated statement of operations for the year ended December 31, 2010.  No hedge ineffectiveness on cash flow hedges was incurred during the years ended December 31, 2011 and 2009.

During July 2010, the Company entered into a swap transaction (the “Swap”) with respect to $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing in July 2011 and by Citibank if certain events occur.  Upon termination of the swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of December 31, 2011 and 2010, the fair value of the swap was a liability of $1.8 million and $3.0 million, respectively.

(10) Lease Agreements

As of December 31, 2011 the Company is a lessor for three commercial buildings and the commercial portions of 19 mixed use communities. The tenants’ lease terms expire at various times through 2024.  The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31 is summarized as follows ($ in thousands):

Future
Minimum
Rent
2012	$5,841
2013	5,379
2014	5,201
2015	4,629
2016	3,474
Thereafter	14,814
$39,338

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

(11) Equity Transactions

Preferred Securities Offerings

As of December 31, 2011, the Company, has the following cumulative preferred securities outstanding:

Description	Issue Date	Shares Authorized	Shares Outstanding	Liquidation Preference
7.125% Series H	April 2011	8,000,000 shares	2,950,000 shares	$73,750
4.875% Series G	July 2006	5,980,000 shares	178,249 shares	$4,456

Dividends on the preferred securities are payable quarterly. The holders of the securities have limited voting rights if the required dividends are in arrears.

During the second quarter of 2011, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H”) at a price of $25.00 per share for net proceeds of $71.2 million, net of costs and original issuance discounts.  The Series H has no maturity date and generally may not be called by the Company before April 13, 2016.  Net proceeds from the Series H offering were used to redeem all of the 7.875% Series B Cumulative Redeemable Preferred Units of Essex Portfolio, L.P. (“Series B”) with a liquidation value of $80.0 million, which resulted in excess of cash paid of $1.0 million over the carrying value of Series B due to deferred offering costs and original issuance discounts.

Also during the second quarter of 2011, the Company redeemed its 7.8125% Series F Preferred Stock (“Series F”) at liquidation value for $25.0 million which resulted in excess of cash paid of $0.9 million over the carrying value of Series F due to deferred offering costs and original issuance discounts.

During the third quarter of 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $149.5 million.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into that number of shares of common stock at the then prevailing conversion rate.  As of December 31, 2011 and 2010, shares of Series G Preferred Stock with an aggregate liquidation value of $4.5 million were outstanding.

Common Stock Offerings

For the year ended December 31, 2011, the Company issued 2.5 million shares of common stock at an average price of $133.29, for $323.9 million, net of fees and commissions.  During 2010 and 2009, the Company issued 2.4 million and 2.7 million shares of common stock for $251.4 million and $198.5 million, net of fees and commissions, respectively.  The Company used the net proceeds from such sales to pay down debt, repurchase preferred stock, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

(12) Net Income Per Common Share

Basic and diluted income from continuing operations per share are calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2011			2010			2009
		Weighted-	Per		Weighted-	Per		Weighted-	Per
		average	Common		average	Common		average	Common
		Common	Share		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$33,130	32,541,792	$1.02	$33,110	29,667,064	$1.12	$73,459	27,269,547	$2.69
Income from discontinued operations	7,238	32,541,792	0.22	654	29,667,064	0.02	8,741	27,269,547	0.32
available to common stockholders	40,368		1.24	33,764		1.14	82,200		3.01

Effect of Dilutive Securities (1)	-	86,922		-	67,319		4,224	2,477,067

Diluted:
Income from continuing operations available to common stockholders (1)	$33,130			$33,110			$73,459
Add: noncontrolling interests OP unitholders (2)	-			-			3,508
Adjusted income from continuing operations available to common stockholders (1)	33,130	32,628,714	$1.02	33,110	29,734,383	$1.11	76,967	29,746,614	$2.59
Income (loss) from discontinued operations available to common stockholders	7,238			654			8,741
Add: noncontrolling interests OP unitholders (2)	-			-			716
Adjusted income from discontinued operations available to common stockholders	7,238	32,628,714	0.22	654	29,734,383	0.03	9,457	29,746,614	0.32
	$40,368		$1.24	$33,764		$1.14	$86,424		$2.91

(1)
Weighted convertible limited partnership units of 2,231,807 and 2,293,886, which include vested Series Z incentive units, for the years ended December 31, 2011 and 2010, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  Weighted convertible limited partnership units of 2,447,751, which include vested Series Z incentive units, for the year ended December 31, 2009, were included in the determination of diluted EPS because they were dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 175,500; 123,164; and 260,736 for the years ended December 31, 2011, 2010, and 2009, respectively, were not included in the diluted earnings per share calculation because the exercise price of these options were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the years ended 2011, 2010, and 2009 respectively, as the effect was anti-dilutive.

(2)
For the year ended December 31, 2009, net income allocated to convertible limited partnership units including vested Series Z units have been included in income available to common stock holders for the calculation of net income per common share since these units are included in the diluted weighted average common shares for the that year as discussed in (1) above.

(13) Equity Based Compensation Plans

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

Stock-based compensation expense for options and restricted stock under the fair value method totaled $1.5 million, $1.0 million, and $1.2 million for years ended December 31, 2011, 2010 and 2009 respectively.  Stock-based compensation capitalized for options and restricted stock totaled $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.  The intrinsic value of the options exercised totaled $3.8 million, $2.9 million, and $0.5 million, for the years ended December 31, 2011, 2010, and 2009 respectively.  The intrinsic value of the options outstanding and fully vested totaled $10.6 million, $7.7 million, and $4.1 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Total unrecognized compensation cost related to unvested share-based compensation granted for stock options totaled $2.6 million as of December 31, 2011.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 to 5 years for the stock option plans.

The average fair value of stock options granted for the years ended December 31, 2011, 2010 and 2009 was $14.49, $18.39 and $5.24, respectively.  The stock options granted during the fourth quarter of 2011 included a $100 cap on the appreciation of the market price over the exercise price.  The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2011	2010	2009
Stock price	$131.87	$107.21	$66.05-$84.90
Risk-free interest rates	2.23%	3.50%	4.58%
Expected lives	10 years	10 years	10 years
Volatility	19.63%	22.00%	20.00%
Dividend yield	3.29%	3.85%	4.85%

A summary of the status of the Company’s stock option plans as of December 31, 2011, 2010, and 2009 and changes during the years ended on those dates is presented below:

	2011		2010		2009
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	300,642	$88.11	378,542	$82.08	393,443	$80.63
Granted	197,500	131.87	18,214	107.21	32,259	76.68
Exercised	(83,122)	84.24	(78,381)	63.97	(18,407)	38.31
Forfeited and canceled	-	0.00	(17,733)	105.40	(28,753)	85.11
Outstanding at end of year	415,020	109.71	300,642	88.11	378,542	82.08

Options exercisable at year end	219,820	92.31	265,770	86.28	329,909	81.37

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of December 31, 2011	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of December 31, 2011	Weighted- average exercise price
$4868 - 7338	50,577	2.8 years	$61.78	50,577	$61.78
7905 - 12584	167,693	5.0 years	97.70	148,193	97.15
12673 - 13444	196,750	9.8 years	132.27	21,050	131.66
	415,020	7.0 years	109.71	219,820	92.31

During 2011, 2010, and 2009 the Company issued 1,540, 14,415, and 18,954 shares of restricted stock, respectively.  The unrecognized compensation cost granted under the restricted stock program of $2.8 million as of December 31, 2011 is expected to be recognized straight-line over a period of 6 years.

The following table summarizes information about restricted stock outstanding as of December 31, 2011, 2010 and 2009 and changes during the years ended:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		average		average		average
		grant		grant		grant
	Shares	price	Shares	price	Shares	price
Unvested at beginning of year	44,877	$102.46	37,727	$99.43	30,304	$119.31
Granted	1,540	134.44	14,415	109.62	18,954	75.77
Vested	(9,532)	104.91	(6,126)	102.27	(5,647)	108.49
Forfeited and canceled	(1,666)	94.35	(1,139)	93.92	(5,884)	116.89
Unvested at end of year	35,219	98.57	44,877	102.46	37,727	99.43

Long Term Incentive Plan – Z Units

The Company has adopted an incentive program involving the issuance of Series Z Incentive Units and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Vesting in the Z Units is based on performance criteria established in the plan.  The criteria can be revised at the beginning of the year by the Board's Compensation Committee if the Committee deems that the plan's criterion is unachievable for any given year.   The sale of Z Units is contractually prohibited.  Z Units are convertible into Operating Partnership units which are exchangeable for shares of the Company’s common stock that may have marketability restrictions.  The estimated fair value of a Z Unit is determined on the grant date and considers the company's current stock price, the dividends that are not paid on unvested units and a marketability discount for the 8 to 15 years of illiquidity.  Compensation expense is calculated by multiplying estimated vesting increases for the period by the estimated fair value as of the grant date less its $1.00 per unit purchase price.

Stock-based compensation expense for Z Units under the fair value method totaled approximately $1.5 million, $2.3 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Stock-based compensation capitalized for Z Units totaled approximately $0.3 million, $0.6 million, and $0.4 million, for the years ended December 31, 2011, 2010, and 2009, respectively.  The intrinsic value of the Z Units unvested totaled $23.7 million as of December 31, 2011.  Total unrecognized compensation cost related to Z Units unvested under the Z Units plans totaled $8.9 million as of December 31, 2011.  The unamortized cost is expected to be recognized over the next 15 years subject to the achievement of the stated performance criteria.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

The issuance of Z Units is administered by the Compensation Committee which has the authority to select participants and determine the awards to be made up to a maximum of 600,000 Z Units.  For Z units issued prior 2010, the conversion ratchet (accounted for as vesting) of the Z Units into common units, will increase by up to 10% (up to 20% in certain circumstances following their initial issuance) effective January 1 of each year for each participating executive who remains employed by the Company if the Company has met a specified “funds from operations” per share target, or such other target as the Compensation Committee deems appropriate, for the prior year, up to a maximum conversion ratchet of 100%.  Z units issued in 2011 and 2010 are discussed below.  The Operating Partnership has the option to redeem Z Units held by any executive whose employment has been terminated with either common units of the Operating Partnership or shares of the Company’s common stock based on the then-effective conversion ratchet.

During 2010, the Operating Partnership issued 108,000 Series Z-1 Incentive Units (the “2010 Z-1 Units”) of limited partner interest to twenty executives of the Company in exchange for cash from seven executive officers of the Company, and a capital commitment from the remaining thirteen executives of $1.00 per 2010 Z-1 Unit.  The 2010 Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2025.  The conversion ratchet (accounted for as vesting) of the 2010 Z-1 Units into common units, increased to 20 percent effective January 1, 2011 because the Company achieved the FFO minimum target of $4.75 per diluted share in 2010.  Each year thereafter, vesting of the 2010 Z-1 Units will be consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent.  The 2010 Z-1 Unit holders were entitled to receive 10 percent of dividends distributed to common stockholders in 2010, and because the Company achieved the FFO minimum target of $4.75 per diluted share in 2010, the 2010 Z-1 Unit holders were entitled to 25 percent of annual dividends paid in 2011.  Each year thereafter, the percent of distributions received by the 2010 Z-1 Unit holders will increase by the same percentage amounts that the 2010 Z-1 Units vesting increases, provided that once the 2010 Z-1 Units holders receive distributions of 30 percent, such distribution percentage will not increase further until the 2010 Z-1 Unit vesting is at the 30 percent level.  Once such vesting percentage is at the 30 percent level, subsequent distributions for the 2010 Z-1 Unit holders will be equal to the vesting percentage of the 2010 Z-1 Units.

During 2011, the Operating Partnership issued 46,500 Series Z-1 Incentive Units (the “2011 Z-1 Units”) of limited partner interest to fourteen executives of the Company in exchange for cash from eight executive officers of the Company, and a capital commitment from the remaining six executives of $1.00 per 2011 Z-1 Unit.  The 2011 Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2026.  The conversion ratchet (accounted for as vesting) of the 2011 Z-1 Units into common units, increased to 10 percent effective January 1, 2012 because the Company achieved the FFO minimum target of $5.65 per diluted share in 2011.  Each year thereafter, vesting of the 2011 Z-1 Units will be consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent.  The 2011 Z-1 Unit holders are entitled to receive 10 percent of dividends distributed to common stockholders in 2011, and because the Company achieved the FFO minimum target of $5.65 per diluted share in 2011, the 2011 Z-1 Unit holders were entitled to 20 percent of annual dividends paid in 2012.  Each year thereafter, the percent of distributions received by the 2011 Z-1 Unit holders will increase by the same percentage amounts that the 2011 Z-1 Units vesting increases, provided that once the 2011 Z-1 Units holders receive distributions of 30 percent, such distribution percentage will not increase further until the 2011 Z-1 Unit vesting is at the 30 percent level.  Once such vesting percentage is at the 30 percent level, subsequent distributions for the 2011 Z-1 Unit holders will be equal to the vesting percentage of the 2011 Z-1 Units.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

The following table summarizes information about the Z Units outstanding as of December 31, 2011 ($ in thousands):

	Long Term Incentive Plan - Z Units
			Aggregate			Weighted-
			Intrinsic		Weighted-	average
	Total	Total	Value	Total	average	Remaining
	Vested	Unvested	of Unvested	Outstanding	Grant-date	Contractual
	Units	Units	Units	Units	Fair Value	Life
Balance, December 2008	250,928	143,604	$10,878	394,532	$39.36	9.2 years
Vested	37,723	(37,723)		-
Balance, December 2009	288,651	105,881	8,751	394,532	39.36	8.2 years
Granted	-	108,000		108,000
Vested	37,629	(37,629)		-
Cancelled		(4,350)		(4,350)
Balance, December 2010	326,280	171,902	19,463	498,182	54.15	11.2 years
Granted	-	46,500		46,500
Vested..	44,520	(44,520)		-
Converted	(191,718)	-		(191,718)
Cancelled	-	(3,863)		(3,863)
Balance, December 2011	179,082	170,019	$23,719	349,101	$58.17	12.3 years

 (14) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues are communities classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties.  Other non-segment assets include real estate under development, co-investments, cash and cash equivalents, marketable securities, notes and other receivables, prepaid expenses and other assets and deferred charges.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the years ended December 31, 2011, 2010, and 2009 ($ in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
Southern California	$226,369	$203,547	$204,089
Northern California	149,457	127,302	121,582
Seattle Metro	81,967	70,348	71,060
Other real estate assets	10,985	7,537	7,825
Total property revenues	$468,778	$408,734	$404,556

Net operating income:
Southern California	$148,233	$133,855	$135,938
Northern California	99,047	82,288	80,274
Seattle Metro	52,173	43,006	44,603
Other real estate assets	8,740	5,120	5,037
Total net operating income	308,193	264,269	265,852

Depreciation	(152,228)	(129,011)	(117,296)
Interest expense before amortization	(91,694)	(82,756)	(81,196)
Amortization expense	(11,474)	(4,828)	(4,820)
Management and other fees from affiliates	6,780	4,551	4,325
General and administrative	(25,304)	(25,962)	(28,062)
Impairment and other charges	-	(2,302)	(13,084)
Interest and other income	17,139	27,841	13,040
Gain (loss) on early retirement of debt	(1,163)	(10)	4,750
Equity (loss) income in co-investments	(467)	(1,715)	670
Gain on sale of real estate	-	-	103

Income before discontinued operations	$49,782	$50,077	$44,282

Total assets for each of the reportable operating segments are summarized as follow as of December 31, 2011 and 2010 ($ in thousands):

	As of December 31,
Assets:	2011	2010
Southern California	$1,478,018	$1,428,264
Northern California	1,241,320	1,119,555
Seattle Metro	579,612	560,463
Other real estate assets	94,088	80,726
Net reportable operating segments - real estate assets	3,393,038	3,189,008
Real estate for development	44,280	217,531
Co-investments	383,412	107,840
Cash and cash equivalents, including restricted cash	35,463	35,694
Marketable securities	74,275	92,310
Notes and other receivables	66,369	49,444
Other non-segment assets	40,127	41,060
Total assets	$4,036,964	$3,732,887

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

(15) 401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all full-time employees who have completed six months of service. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code.  The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their contribution up to a specified maximum.  Company contributions to the Plan were approximately $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

(16) Commitments and Contingencies

At December 31, 2011, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080.  Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under land leases and operating leases, are approximately $1.6 million per year for the next five years.

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the financial statements, the Company will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue an appropriate liability for remediation and other potential liability. The Company will consider whether such occurrence results in an impairment of value on the affected property and, if so, impairment will be recognized.

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

The Company has entered into transactions that may require the Company to pay the tax liabilities of the partners in the Operating Partnership or in the DownREIT entities.  These transactions are within the Company’s control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code the Company can provide no assurance that it will be able to do so and if such tax liabilities were incurred they may to have a material impact on the Company’s financial position.

There have been a number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2011, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

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

The Company provided a loan and construction completion guarantee to the lender in order to fulfill the lender’s standard financing requirements related to the construction of the Queen Anne community.  The outstanding balance for the construction loan is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The construction completion guarantee is for the life of the loan, which is scheduled to mature on July 1, 2014, with two, one-year extension options at the Queen Anne joint venture’s option.  As of December 31, 2011, the Company was in compliance with all terms of the construction loan and the construction of the community is expected to be completed on time and within budget.  The maximum exposure of the guarantee as of December 31, 2011 was $79.1 million based on the construction costs that were budgeted to be incurred to complete the construction.

The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of the Fountain at La Brea and Santa Monica at La Brea communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for Fountain at La Brea and Santa Monica at La Brea.  The outstanding balance for the loans is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of December 31, 2011 was $28.5 million based on the aggregate outstanding debt amount.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(17) Subsequent Events

In January 2012, the Company acquired Bon Terra, a 60-unit community located adjacent to Delano in Redmond, Washington for $16.0 million.  Located on the same block, Delano and Bon Terra are operated as one community.  Also in January, the Company acquired Reed Square, a 100-unit community located in Sunnyvale, California for $23.0 million.

The Company is in contract to sell two communities located in San Diego, California for approximately $28.4 million for a gain by the end of the first quarter of 2012.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

(18) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for 2011 and 2010 ($ in thousands, except per share and dividend amounts):

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31	September 30	June 30	March 31
2011:
Total property revenues	$123,151	$118,002	$115,657	$111,968

Income before discontinued operations	$14,713	$11,992	$10,720	$12,357

Net income	$17,867	$11,085	$16,053	$12,511
Net income available to common stockholders	$13,937	$7,688	$10,325	$8,418
Per share data:
Net income:
Basic	$0.42	$0.23	$0.32	$0.27

Diluted	$0.42	$0.23	$0.32	$0.27
Market price:
High	$148.44	$145.40	$138.31	$124.41
Low	$111.25	$119.15	$122.67	$109.98
Close	$140.51	$120.04	$135.29	$124.00
Dividends declared	$1.04	$1.04	$1.04	$1.04

2010:
Total property revenues	$107,465	$103,225	$98,959	$99,084

Income before discontinued operations	$8,494	$10,260	$13,643	$17,680

Net income	$8,628	$10,426	$13,869	$17,859
Net income available to common stockholders	$4,778	$6,377	$9,482	$13,127
Per share data:
Net income:
Basic	$0.16	$0.21	$0.32	$0.45

Diluted	$0.16	$0.21	$0.32	$0.45
Market price:
High	$117.12	$115.08	$113.03	$93.98
Low	$105.60	$92.62	$89.23	$76.35
Close	$114.22	$109.44	$97.54	$89.95
Dividends declared	$1.03	$1.03	$1.03	$1.03

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
         Real Estate and Accumulated Depreciation
         December 31, 2011
         (Dollars in thousands)

				Initial cost		Costs capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered communities

Alpine Village	301	Alpine, CA	15,690	4,967	19,728	3,062	4,982	22,775	27,757	7,170	1971	12/02	3-30
Anchor Village	301	Mukilteo, WA	10,750	2,498	10,595	10,541	2,824	20,810	23,634	8,070	1981	01/97	3-30
Avondale at Warner Center	446	Woodland Hills, CA	47,396	10,536	24,522	13,764	10,601	38,221	48,822	17,483	1970	01/97	3-30
Bridgeport	184	Newark, CA	22,051	1,608	7,582	5,605	1,525	13,270	14,795	8,870	1987	07/87	3-30
Barkley, The(2)	161	Anaheim, CA	17,015	-	8,520	4,229	2,353	10,396	12,749	3,975	1984	04/00	3-30
Bel Air	462	San Ramon, CA	56,759	12,105	18,252	19,590	12,682	37,265	49,947	17,133	1988	01/97	3-30
Belmont Station	275	Los Angeles, CA	30,045	8,100	66,666	2,645	8,267	69,144	77,411	10,007	2008	12/08	3-30
Bella Villagio	231	San Jose, CA	38,834	17,247	40,343	1,295	17,247	41,638	58,885	1,802	2004	09/10	3-30
Brentwood	140	Santa Ana, CA	19,603	2,833	11,303	5,282	3,502	15,916	19,418	5,049	1970	11/01	3-30
Brighton Ridge	264	Renton, WA	14,948	2,623	10,800	2,560	2,656	13,327	15,983	6,654	1986	12/96	3-30
Brookside Oaks	170	Sunnyvale, CA	20,277	7,301	16,310	19,168	10,328	32,451	42,779	9,673	1973	06/00	3-30
Camarillo Oaks	564	Camarillo, CA	48,622	10,953	25,254	2,362	11,075	27,494	38,569	14,171	1985	07/96	3-30
Camino Ruiz Square	160	Camarillo, CA	21,110	6,871	26,119	685	6,931	26,744	33,675	4,555	1990	12/06	3-30
Canyon Oaks	250	San Ramon, CA	29,389	19,088	44,473	1,028	19,088	45,501	64,589	7,191	2005	05/07	3-30
Canyon Pointe	250	Bothell, WA	14,689	4,692	18,288	3,116	4,693	21,403	26,096	6,118	1990	10/03	3-30
Capri at Sunny Hills	100	Fullerton, CA	18,132	3,337	13,320	5,639	4,048	18,248	22,296	6,026	1961	09/01	3-30
Carlyle, The	132	San Jose, CA	18,936	3,954	15,277	9,718	5,801	23,148	28,949	8,372	2000	04/00	3-30
City View	572	Hayward, CA	64,254	9,883	37,670	20,103	10,350	57,306	67,656	25,819	1975	03/98	3-30
Coldwater Canyon	39	Studio City, CA	5,623	1,674	6,640	1,108	1,676	7,746	9,422	1,589	1979	05/07	3-30
Courtyard off Main	109	Bellevue, WA	16,491	7,465	21,405	1,265	7,465	22,670	30,135	924	2000	10/10	3-30
Devonshire	276	Hemet, CA	10,216	3,470	13,786	1,981	3,482	15,755	19,237	5,080	1988	12/02	3-30
Elevation (Eagle Rim)	157	Redmond, WA	12,087	4,758	14,285	3,840	4,757	18,125	22,882	1,077	1986	06/10	3-30
Emerald Ridge - North	180	Bellevue, WA	9,967	3,449	7,801	2,592	3,449	10,393	13,842	6,101	1987	11/94	3-30
Esplanade	278	San Jose, CA	45,836	18,170	40,086	5,065	18,429	44,892	63,321	11,393	2002	11/04	3-30
Evergreen Heights	200	Kirkland, WA	10,143	3,566	13,395	2,704	3,649	16,016	19,665	7,619	1990	06/97	3-30
Fairwood Pond	194	Renton, WA	13,574	5,296	15,564	1,782	5,297	17,345	22,642	4,511	1997	10/04	3-30
Fountain Park	705	Playa Vista, CA	97,747	25,073	94,980	20,409	25,203	115,259	140,462	31,693	2002	02/04	3-30
Harvest Park	104	Santa Rosa, CA	10,895	6,700	15,479	720	6,690	16,209	22,899	2,769	2004	03/07	3-30
Hampton Place	132	Glendale, CA	21,602	4,288	11,081	3,033	4,307	14,095	18,402	5,901	1970	06/99	3-30
Hidden Valley	324	Simi Valley, CA	31,180	14,174	34,065	1,155	11,663	37,731	49,394	9,383	2004	12/04	3-30
Highridge	255	Rancho Palos Verdes, CA	44,807	5,419	18,347	20,037	6,073	37,730	43,803	14,420	1972	05/97	3-30
Highlands at Wynhaven	333	Issaquah, WA	33,859	16,271	48,932	3,595	16,271	52,527	68,798	6,280	2000	08/08	3-30
Hillcrest Park	608	Newbury Park, CA	70,707	15,318	40,601	12,920	15,755	53,084	68,839	23,030	1973	03/98	3-30
Hillsborough Park	235	La Habra, CA	38,566	6,291	15,455	1,029	6,272	16,503	22,775	6,820	1999	09/99	3-30
Huntington Breakers	342	Huntington Beach, CA	39,321	9,306	22,720	4,601	9,315	27,312	36,627	12,592	1984	10/97	3-30
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	5,251	3,474	13,125	16,599	7,262	1985	10/94	3-30
Kings Road	196	Los Angeles, CA	29,863	4,023	9,527	7,148	4,031	16,667	20,698	6,856	1979	06/97	3-30
Le Parc Luxury Apartments	140	Santa Clara, CA	12,678	3,090	7,421	10,704	3,092	18,123	21,215	7,834	1975	02/94	3-30
Marbrisa	202	Long Beach, CA	19,391	4,700	18,605	2,026	4,760	20,571	25,331	6,506	1987	09/02	3-30
Mirabella	188	Marina Del Rey, CA	47,154	6,180	26,673	12,220	6,270	38,803	45,073	12,680	2000	05/00	3-30
Mill Creek at Windermere	400	San Ramon, CA	50,787	29,551	69,032	1,242	29,551	70,274	99,825	10,199	2005	09/07	3-30
Park Place/Windsor Court/Cochran	176	Los Angeles, CA	20,299	4,965	11,806	7,613	5,015	19,369	24,384	9,093	1988	08/97	3-30
Montclaire, The	390	Sunnyvale, CA	47,934	4,842	19,776	19,287	4,997	38,908	43,905	24,654	1973	12/88	3-30
Montejo	124	Garden Grove, CA	13,538	1,925	7,685	2,029	2,194	9,445	11,639	3,351	1974	11/01	3-30
Monterey Villas	122	Oxnard, CA	12,776	2,349	5,579	4,425	2,424	9,929	12,353	4,209	1974	07/97	3-30
Park Hill at Issaquah	245	Issaquah, CA	29,956	7,284	21,937	1,488	7,284	23,425	30,709	5,965	1999	02/99	3-30
(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
         Real Estate and Accumulated Depreciation
         December 31, 2011
         (Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered communities (continued)
Palisades, The	192	Bellevue, WA	21,596	1,560	6,242	9,390	1,565	15,627	17,192	9,084	1977	05/90	3-30
Pathways	296	Long Beach, CA	38,747	4,083	16,757	17,418	6,239	32,019	38,258	18,707	1975	02/91	3-30
Pointe at Cupertino, The	116	Cupertino, CA	12,173	4,505	17,605	7,383	4,505	24,988	29,493	5,141	1963	08/98	3-30
101 San Fernando	323	San Jose, CA	35,261	4,173	58,961	2,332	4,173	61,293	65,466	3,059	2001	07/10	3-30
Sammamish View	153	Bellevue, WA	10,020	3,324	7,501	5,255	3,331	12,749	16,080	7,296	1986	11/94	3-30
Stevenson Place	200	Fremont, CA	22,320	996	5,582	6,594	1,001	12,171	13,172	8,074	1971	04/83	3-30
Stonehedge Village	196	Bothell, WA	12,907	3,167	12,603	3,501	3,201	16,070	19,271	7,642	1986	10/97	3-30
Summerhill Park	100	Sunnyvale, CA	13,971	2,654	4,918	956	2,656	5,872	8,528	4,253	1988	09/88	3-30
Summit Park	300	San Diego, CA	19,457	5,959	23,670	2,984	5,977	26,636	32,613	8,564	1972	12/02	3-30
The Bernard	63	Seattle, CA	10,344	3,699	11,345	5	3,699	11,350	15,049	108	2008	09/11	3-30
Magnolia Square	156	Sunnyvale, CA	18,589	8,190	19,306	8,465	8,191	27,770	35,961	3,427	1969	09/07	3-30
Tierra Vista	404	Oxnard, CA	58,462	13,652	53,336	1,837	13,661	55,164	68,825	14,308	2001	01/01	3-30
Treehouse	164	Santa Ana, CA	17,568	2,626	10,485	3,863	2,957	14,017	16,974	4,371	1970	11/01	3-30
Valley Park	160	Fountain Valley, CA	22,983	3,361	13,420	3,123	3,761	16,143	19,904	5,481	1969	11/01	3-30
Villa Angelina	256	Placentia, CA	28,020	4,498	17,962	3,101	4,962	20,599	25,561	6,910	1970	11/01	3-30
Vista Belvedere	76	Tiburon, CA	10,499	5,573	11,901	3,445	5,573	15,346	20,919	4,457	1963	08/04	3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	3,144	1,296	8,113	9,409	4,499	1986	11/95	3-30
Waterford, The	238	San Jose, CA	31,975	11,808	24,500	12,052	15,165	33,195	48,360	12,433	2000	06/00	3-30
Wilshire Promenade	149	Fullerton, CA	18,560	3,118	7,385	6,395	3,797	13,101	16,898	5,288	1992	01/97	3-30
Wharfside Pointe	142	Seattle, WA	7,277	2,245	7,020	5,531	2,258	12,538	14,796	6,155	1990	06/94	3-30
			1,729,822	442,136	1,391,045	398,435	459,766	1,771,849	2,231,615	557,187
Unencumbered communities
Allegro	97	Valley Village, CA		5,869	23,977	792	5,869	24,769	30,638	1,323	2010	10/10	3-30
Alpine Country	108	Alpine, CA		1,741	6,914	869	1,746	7,778	9,524	2,413	1986	12/02	3-30
Anavia	250	Anaheim, CA		15,925	63,712	5,243	15,925	68,955	84,880	2,360	2009	12/10	3-30
Axis 2300	115	Irvine, CA		5,405	33,585	438	5,405	34,023	39,428	1,988	2010	08/10	3-30
Bluffs II, The	224	San Diego, CA		3,405	7,743	8,622	3,442	16,328	19,770	4,995	1974	06/97	3-30
Bellerive	63	Los Angeles, CA		5,401	21,803	363	5,401	22,166	27,567	325	2011	08/11	3-30
Belmont Terrace	71	Belmont, CA		4,446	10,290	2,118	4,473	12,381	16,854	2,959	1974	10/06	3-30
Bonita Cedars	120	Bonita, CA		2,496	9,913	1,418	2,503	11,324	13,827	3,643	1983	12/02	3-30
Boulevard	172	Fremont, CA		3,520	8,182	9,707	3,580	17,829	21,409	8,521	1978	01/96	3-30
Bridle Trails	108	Kirkland, WA		1,500	5,930	4,922	1,531	10,821	12,352	4,656	1986	10/97	3-30
Bristol Commons	188	Sunnyvale, CA		5,278	11,853	1,537	5,293	13,375	18,668	6,789	1989	01/97	3-30
416 on Broadway	115	Glendale, CA		8,557	34,235	425	8,557	34,660	43,217	1,207	2009	12/10	3-30
Bunker Hill	456	Los Angeles, CA		11,498	27,871	3,632	11,639	31,362	43,001	14,263	1968	03/98	3-30
Cairns, The	100	Seattle, WA		6,937	20,679	240	6,939	20,917	27,856	3,215	2006	06/07	3-30
Cambridge	40	Chula Vista, CA		497	1,973	309	498	2,281	2,779	731	1965	12/02	3-30
Castle Creek	216	Newcastle, WA		4,149	16,028	1,925	4,833	17,269	22,102	8,526	1997	12/97	3-30
CBC Apartments	148	Goleta, CA		6,283	24,000	2,263	6,288	26,258	32,546	5,650	1962	01/06	3-30
Cedar Terrace	180	Bellevue, WA		5,543	16,442	3,346	5,652	19,679	25,331	5,295	1984	01/05	3-30
Chimney Sweep Apartments	91	Goleta, CA		5,558	21,320	1,738	5,618	22,998	28,616	5,691	1967	01/06	3-30
Chestnut Street	96	Santa Cruz, CA		6,582	15,689	884	6,582	16,573	23,155	1,967	2002	07/08	3-30
The Commons	264	Campbell, CA		12,555	29,307	3,438	12,556	32,744	45,300	1,710	1973	07/10	3-30
Corbella at Juanita Bay	169	Kirkland, WA		5,801	17,415	645	5,801	18,060	23,861	706	1978	11/10	3-30
Country Villas	180	Oceanside, CA		4,174	16,583	2,183	4,187	18,753	22,940	6,111	1976	12/02	3-30
Delano	66	Redmond, WA		3,521	10,600	0	3,521	10,600	14,121	15	2005	12/11	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
         Real Estate and Accumulated Depreciation
         December 31, 2011
         (Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Unencumbered communities (continued)
Monterra del Mar/Rey/Sol	292	Pasadena, CA		2,202	4,794	27,733	8,385	26,344	34,729	10,915	1972	04/99	3-30
Fairways(3)	74	Newport Beach, CA		-	7,850	2,106	9	9,947	9,956	4,112	1972	06/99	3-30
Foothill Commons	388	Bellevue, WA		2,435	9,821	28,562	2,440	38,378	40,818	15,129	1978	03/90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA		5,875	13,992	2,515	5,964	16,418	22,382	8,311	1985	02/97	3-30
Forest View	192	Renton, WA		3,731	14,530	979	3,731	15,509	19,240	4,524	1998	10/03	3-30
Fountain Court	320	Seattle, WA		6,702	27,306	2,741	6,985	29,764	36,749	12,332	2000	03/00	3-30
Fourth & U	171	Berkeley, CA		8,879	52,351	1,271	8,879	53,622	62,501	3,275	2010	04/10	3-30
Hampton Court	83	Glendale, CA		2,407	5,672	1,843	2,426	7,496	9,922	3,049	1974	06/99	3-30
Hillsdale Garden Apartments	697	San Mateo, CA		22,000	94,681	13,308	22,244	107,745	129,989	18,625	1948	09/06	3-30
Hope Ranch Collection	108	Santa Barbara, CA		16,877	4,078	2,011	4,208	18,758	22,966	2,645	1965	03/07	3-30
Joule	295	Seattle, WA		14,558	69,417	1,910	14,558	71,327	85,885	4,467	2010	03/10	3-30
1000 Kiely	121	Santa Clara, CA		9,359	21,845	1,167	9,359	23,012	32,371	601	1971	03/11	3-30
Linden Square	183	Seattle, WA		4,374	11,588	1,721	4,202	13,481	17,683	5,091	1994	06/00	3-30
Lofts at Pinehurst, The	118	Ventura, CA		1,570	3,912	3,851	1,618	7,715	9,333	3,120	1971	06/97	3-30
Magnolia Lane(4)	32	Sunnyvale, CA		-	5,430	173	-	5,603	5,603	871	2001	06/07	3-30
Marbella, The	60	Los Angeles, CA		2,826	11,269	2,870	2,871	14,094	16,965	3,874	1991	09/05	3-30
Marina City Club(5)	101	Marina Del Rey, CA		-	28,167	4,845	-	33,012	33,012	9,046	1971	01/04	3-30
Marina Cove(6)	292	Santa Clara, CA		5,320	16,431	6,403	5,324	22,830	28,154	12,103	1974	06/94	3-30
Mariners Place	105	Oxnard, CA		1,555	6,103	1,601	1,562	7,697	9,259	3,105	1987	05/00	3-30
Meadowood	320	Simi Valley, CA		7,852	18,592	4,380	7,898	22,926	30,824	11,000	1986	11/96	3-30
Mesa Village	133	Clairemont, CA		1,888	7,498	936	1,894	8,428	10,322	2,536	1963	12/02	3-30
Mira Monte	355	Mira Mesa, CA		7,165	28,459	7,336	7,186	35,774	42,960	12,507	1982	12/02	3-30
Mission Hills	282	Oceanside, CA		10,099	38,778	3,554	10,167	42,264	52,431	10,092	1984	07/05	3-30
Mt. Sutro	99	San Francisco, CA		2,334	8,507	2,504	2,809	10,536	13,345	4,445	1973	06/01	3-30
Muse	152	Hollywood, CA		39,100	-	2,697	7,823	33,974	41,797	1,410	11/10	09/10	3-30
Pinehurst(7)	28	Ventura, CA		355	1,356	364	6	2,069	2,075	628	1973	12/04	3-30
Regency at Encino	75	Encino, CA		3,184	12,737	1,094	3,184	13,830	17,014	1,099	1989	12/09	3-30
Salmon Run at Perry Creek	132	Bothell, WA		3,717	11,483	864	3,801	12,263	16,064	4,541	2000	10/00	3-30
San Marcos	432	Richmond, CA		15,563	36,204	25,997	22,866	54,898	77,764	15,222	2003	11/03	3-30
Santee Court	165	Los Angeles, CA		6,177	24,716	517	6,177	25,233	31,410	1,039	2004	10/10	3-30
Santee Village	73	Los Angeles, CA		15,601	3,404	640	3,404	16,241	19,645	230	2011	07/11	3-30
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,666	2,820	12,828	15,648	4,062	1983	12/02	3-30
The Laurels at Mill Creek	164	Mill Creek, WA		1,559	6,430	4,472	1,595	10,866	12,461	4,872	1981	12/96	3-30
The Grand	243	Oakland, CA		4,531	89,208	3,755	4,531	92,963	97,494	9,851	2009	01/09	3-30
Tierra del Sol/Norte	156	El Cajon, CA		2,455	9,753	1,033	2,463	10,778	13,241	3,440	1969	12/02	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	1,469	3,890	9,857	13,747	4,462	1985	10/97	3-30
Tuscana	30	Tracy, CA		2,828	6,599	155	2,870	6,712	9,582	1,036	2007	02/07	3-30
Via	284	Sunnyvale, CA		22,000	-	82,270	22,016	82,254	104,270	1,051	07/09	04/08	3-30
Vista Capri - North	106	San Diego, CA		1,663	6,609	788	1,668	7,392	9,060	2,228	1975	12/02	3-30
Walnut Heights	163	Walnut, CA		4,858	19,168	1,883	4,887	21,022	25,909	5,929	1964	10/03	3-30
Windsor Ridge	216	Sunnyvale, CA		4,017	10,315	4,342	4,021	14,653	18,674	10,382	1989	03/89	3-30
Woodland Commons	236	Bellevue, WA		2,040	8,727	9,235	2,044	17,958	20,002	8,915	1978	03/90	3-30
Woodside Village	145	Ventura, CA		5,331	21,036	2,413	5,341	23,439	28,780	5,706	1987	12/04	3-30
	27,419		1,729,822	860,214	2,645,714	727,465	837,731	3,395,662	4,233,393	904,125

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
         Real Estate and Accumulated Depreciation
         December 31, 2011
         (Dollars in thousands)

						Costs
	Rentable			Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Office Buildings
Essex Hollywood	35,000	Los Angeles, CA		10,200	13,800	2,154	10,200	15,954	26,154	3,740	1938	07/06	3-30
Santa Clara Square	139,000	Santa Clara, CA	10,388	6,472	11,704	1,670	6,472	13,374	19,846	734	1970	09/11	3-30
925/935 East Meadow	31,900	Palo Alto, CA		1,401	3,172	7,985	3,147	9,411	12,558	3,173	1988	11/97	3-30
17461 Derian	110,000	Irvine, CA		3,079	12,315	5,713	3,105	18,002	21,107	8,254	1983	07/00	3-30
Consolidated Development Pipeline			5,648	25,139	-	19,147	44,286	-	44,286	-

Total apartment communities and other real estate assets			$1,745,858	$906,505	$2,686,705	$764,134	$904,941	$3,452,403	$4,357,344	$920,026

(1)	The aggregate cost for federal income tax purposes is approximately $3.0 billion (unaudited).
(2)	The land is leased pursuant to a ground lease expiring 2082.
(3)	The land is leased pursuant to a ground lease expiring 2027.
(4)	The land is leased pursuant to a ground lease expiring 2070.
(5)	The land is leased pursuant to a ground lease expiring 2067.
(6)	A portion of land is leased pursuant to a ground lease expiring in 2028.
(7)	The land is leased pursuant to a ground lease expiring in 2028.

A summary of activity for rental properties and accumulated depreciation is as follows:

	2011	2010	2009		2011	2010	2009
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$3,964,561	$3,310,152	$3,177,010	Balance at beginning of year	$775,553	$646,686	$537,248
Improvements	68,338	51,101	79,094	Depreciation expense - Acquisitions	1,279	2,505	18
Acquisition of real estate	103,300	387,300	16,000	Depreciation expense - Discontinued operations	315	700	1,224
Development of real estate	195,634	216,008	74,590	Depreciation expense - Rental properties	148,337	125,662	116,033
Disposition of real estate	(18,769)	-	(36,542)	Dispositions	(5,458)	-	(7,837)
Balance at the end of year	$4,313,064	$3,964,561	$3,310,152	Balance at the end of year	$920,026	$775,553	$646,686

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: February 23, 2012

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

Signature	Title	Date

/S/ MICHAEL J. SCHALL	Chief Executive Officer and President, and Director	February 23, 2012
Michael J. Schall	(Principal Executive Officer)

/S/ KEITH R. GUERICKE	Director, and Vice Chairman of the Board	February 23, 2012
Keith R. Guericke

/S/ GEORGE M. MARCUS	Director and Chairman of the Board	February 23, 2012
George M. Marcus

/S/ DAVID W. BRADY	Director	February 23, 2012
David W. Brady

/S/ GARY P. MARTIN	Director	February 23, 2012
Gary P. Martin

/S/ ISSIE N. RABINOVITCH	Director	February 23, 2012
Issie N. Rabinovitch

S-1

Signature	Title	Date

/S/ THOMAS E. RANDLETT	Director	February 23, 2012
Thomas E. Randlett

/S/ BYRON A. SCORDELIS.	Director	February 23, 2012
Byron A. Scordelis

/S/ JANICE L. SEARS.	Director	February 23, 2012
Janice L. Sears

/S/ CLAUDE J. ZINGRABE	Director	February 23, 2012
Claude J. Zingrabe

S-2

EXHIBIT INDEX

Exhibit No.	Document

3.1	Articles of Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed February 16, 2012, and incorporated herein by reference.

3.2
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

4.2
Form of 7.125% Series H Cumulative Redeemable Preferred Stock Certificate, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 13, 2011, and incorporated herein by reference.

10.1
Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and restated), attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.*

10.2
Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan, attached as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*

10.3
Agreement between Essex Property Trust, Inc. and George M. Marcus, dated March 27, 2003 attached as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.4
Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.*

10.5
2005 Deferred Compensation Plan (as amended and restated) of Essex Portfolio, L.P., dated as of December 2, 2008, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 8, 2008, and incorporated herein by reference.*

10.6
Executive Severance Plan of Essex Property Trust, Inc., amended and restated effective as of December 31, 2008, attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 8, 2008, and incorporated herein by reference.*

10.7
Credit Agreement, dated as of November 17, 2008, by and between Essex CAL-WA, L.P., as Borrower, and Northmarq Capital, Inc., as Lender, attached as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.8
Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of May 27, 2009, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 27, 2009, and incorporated herein by reference.*

10.9
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 23, 2009, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 30, 2009, and incorporated herein by reference.*

10.10
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and Cantor Fitzgerald & Co., attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

10.11
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and KeyBanc Capital Markets Inc., attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

10.12
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and Barclays Capital Inc., attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

10.13
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and BMO Capital Markets Corp., attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

10.14
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and Liquidnet, Inc., attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

10.15
Equity Distribution Agreement, dated January 18, 2011, between Essex Property Trust, Inc. and Mitsubishi UFJ Securities (USA), Inc., attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 19, 2011, and incorporated herein by reference.

10.16
Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 25, 2011, and incorporated herein by reference.*

10.17
Note Purchase Agreement, dated as of March 31, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the form of the 4.36% Senior Guaranteed Notes, due March 31, 2016), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 1, 2011, and incorporated herein by reference.†

10.18
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of April 13, 2011, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 2011, and incorporated herein by reference.

10.19
Note Purchase Agreement, dated as of June 30, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the forms of the 4.50% Senior Guaranteed Notes, Series A, due September 30,  2017, and the 4.92% Senior Guaranteed Notes, Series B, due December 30, 2019) , attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 5, 2011, and incorporated herein by reference.†

10.20
Amended and Restated 2004 Non-Employee Director Equity Award Program, dated May 1, 2011, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.*

10.21
Amended and Restated Revolving Credit Agreement, dated as of September 16, 2011, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders as specified therein, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

14.1	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries of Essex Property Trust, Inc.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

† The schedules and certain exhibits to this agreement, as set forth in the agreement, have not been filed herewith.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or Prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.