Form 10-K/A
period 2011-12-31
ESSEX PROPERTY TRUST INC
filed 2012-03-01
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

As of February 23, 2012, 34,809,580 shares of common stock ($.0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc to be held May 15, 2012.

Explanatory Paragraph

This Amendment No. 1 on Form 10-K/A amends and restates the Annual Report on Form 10-K of Essex Property Trust, Inc. for the fiscal year ended December 31, 2011 as originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2011 (the “Original Filing”).  This Form 10-K/A amends the Original Filing to replace in its entirety the information provided due to the Company’s third-party service provider filing an incorrect version of the Original Filing.  The Company has changed the Earnings Per Share Data included on the Consolidated Statements of Operations to include decimal points that were excluded in the Original Filing.  In addition, the Company has replaced in its entirety the information previously disclosed in Note 10, “Lease Agreements.”

Except for the changes regarding the  decimal points for Earnings Per Share Data and Note 10, as described above, we have not materially modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events.  Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed.

Essex Property Trust, Inc
2011 ANNUAL REPORT ON FORM 10-K

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

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate

Acquisitions are an important component of the Company’s business plan, and during 2011, the Company acquired ownership interest in eleven communities totaling $533 million.  The following is a summary of its 2011 acquisitions:

1)
In March, the Company acquired Santee Village, a 73-unit vacant condominium community that is operated as a rental community located in downtown Los Angeles for $17.0 million. This community is adjacent to Santee Court apartments which the Company acquired in 2010.

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

8)	In November, Wesco I acquired Briarwood for $27.8 million. The property is a 160-unit community located in Fremont, California that was built in 1979.
9)	Also in November, Wesco I acquired The Woods for $25.2 million. The property is a 160-unit community built in 1978 and located less than a half mile from Briarwood, in Fremont, California.
10)	In December, the Company acquired Delano, a 66-unit community located in Redmond, Washington for $14.1 million.

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

Unsecured Debt

During 2011, the Company issued $265.0 million of unsecured bonds through private placement offerings, $150.0 million at 4.4% with a maturity date of March 2016, $40.0 million at 4.5% with a maturity date of September 2017, and $75.0 million at 4.92% with a maturity date of December 2019.  The proceeds from the bond offerings were used primarily to repay outstanding mortgages, redeem the Series F Preferred Stock, and pay down the Company’s line of credit.  During the fourth quarter of 2011, the Company closed a five-year, $200 million unsecured term loan.  The term loan has a variable interest rate of LIBOR plus 1.425%.  In conjunction with this transaction the Company has entered into interest rate swap contracts for a term of five years with a total notional amount of $150 million.  The interest rate swaps effectively convert the borrowing rate on $150 million of the $200 million variable rate unsecured term to a fixed rate of 2.66%.

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

•	Natural disasters such as earthquakes.

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

During 2011, the Company purchased a retail site in Santa Clara for $20.6 million.  The plans for this project are to entitle the site for 494 apartment units.  The site is currently improved with a 139,000 square foot retail space that is 100% leased.

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

Communities (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Southern California
Alpine Country	Alpine, CA	108	81,900	1986	2002	95%
Alpine Village	Alpine, CA	301	254,400	1971	2002	97%
Anavia	Anaheim, CA	250	312,343	2009	2010	92%
Barkley, The(3)(4)	Anaheim, CA	161	139,800	1984	2000	97%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	96%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	96%
Camino Ruiz Square	Camarillo, CA	160	105,448	1990	2006	98%
Cielo (5)	Chatsworth, CA	119	125,400	2009	2009	96%
Cambridge	Chula Vista, CA	40	22,100	1965	2002	96%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	98%
Parcwood(5)	Corona, CA	312	270,000	1989	2004	95%
Tierra del Sol/Norte	El Cajon, CA	156	117,000	1969	2002	97%
Regency at Encino	Encino, CA	75	78,487	1989	2009	96%
Valley Park(6)	Fountain Valley, CA	160	169,700	1969	2001	97%
Capri at Sunny Hills(6)	Fullerton, CA	100	128,100	1961	2001	97%
Wilshire Promenade	Fullerton, CA	149	128,000	1992	1997	97%
Montejo(6)	Garden Grove, CA	124	103,200	1974	2001	96%
CBC Apartments	Goleta, CA	148	91,538	1962	2006	96%
Chimney Sweep Apartments	Goleta, CA	91	88,370	1967	2006	83%
416 on Broadway	Glendale, CA	115	126,782	2009	2010	93%
Hampton Court	Glendale, CA	83	71,500	1974	1999	97%
Hampton Place	Glendale, CA	132	141,500	1970	1999	97%
Devonshire	Hemet, CA	276	207,200	1988	2002	94%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	96%
Axis 2300	Irvine, CA	115	170,714	2010(7)	2010	96%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	97%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	97%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	97%
Pathways	Long Beach, CA	296	197,700	1975(8)	1991	96%
Belmont Station	Los Angeles, CA	275	225,000	2008	2008	97%
Bellerive	Los Angeles, CA	63	79,296	2011	2011	99%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	96%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	97%
Kings Road	Los Angeles, CA	196	132,100	1979(9)	1997	97%
Marbella, The	Los Angeles, CA	60	50,108	1991	2005	97%
Park Place	Los Angeles, CA	60	48,000	1988	1997	97%
Renaissance, The(5)	Los Angeles, CA	169	154,268	1990(10)	2006	97%
Santee Court	Los Angeles, CA	165	132,040	2004	2010	93%
Santee Village	Los Angeles, CA	73	69,817	2011	2010	99%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	97%
Marina City Club(11)	Marina Del Rey, CA	101	127,200	1971	2004	98%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	97%
Mira Monte	Mira Mesa, CA	355	262,600	1982(12)	2002	97%
Hillcrest Park	Newbury Park, CA	608	521,900	1973	1998	96%
Fairways(13)	Newport Beach, CA	74	107,100	1972	1999	98%
Muse	North Hollywood, CA	152	135,292	2011	2011	99%
Country Villas	Oceanside, CA	180	179,700	1976	2002	96%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	96%
Mariners Place	Oxnard, CA	105	77,200	1987	2000	97%
Monterey Villas	Oxnard, CA	122	122,100	1974	1997	96%
Tierra Vista	Oxnard, CA	404	387,100	2001	2001	97%
Arbors Parc Rose(14)	Oxnard, CA	373	503,196	2001	2011	94%
Monterra del Mar	Pasadena, CA	123	74,400	1972	1997	96%
Monterra del Rey	Pasadena, CA	84	73,100	1972	1999	97%
Monterra del Sol	Pasadena, CA	85	69,200	1972	1999	97%
Villa Angelina(6)	Placentia, CA	256	217,600	1970	2001	97%

(continued)

Communities (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Southern California (continued)
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	97%
Highridge(6)	Rancho Palos Verdes, CA	255	290,200	1972(15)	1997	95%
Bluffs II, The	San Diego, CA	224	126,700	1974(16)	1997	97%
Summit Park	San Diego, CA	300	229,400	1972	2002	96%
Vista Capri - North	San Diego, CA	106	51,800	1975	2002	97%
Brentwood(6)	Santa Ana, CA	140	154,800	1970	2001	98%
Essex Skyline at MacArthur Place (17)	Santa Ana, CA	349	512,791	2008(7)	2010	89%
Treehouse(6)	Santa Ana, CA	164	135,700	1970	2001	97%
Hope Ranch Collection	Santa Barbara, CA	108	126,700	1965&73	2007	98%
Hidden Valley(18)	Simi Valley, CA	324	310,900	2004	2004	95%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	95%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	97%
Coldwater Canyon	Studio City, CA	39	34,125	1979	2007	96%
Studio 40-41 (5)	Studio City, CA	149	127,238	2009	2009	96%
Allegro	Valley Village, CA	97	127,812	2010(7)	2010	97%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971	1997	97%
Pinehurst(19)	Ventura, CA	28	21,200	1973	2004	99%
Woodside Village	Ventura, CA	145	136,500	1987	2004	97%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	96%
Reveal (Millenium)(14)	Woodland Hills, CA	438	414,892	2010	2011	80%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970(20)	1997	97%
		15,114	13,433,457			96%
Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974	2006	99%
Carlmont Woods(5)	Belmont, CA	195	107,200	1971	2004	89%
Davey Glen(5	Belmont, CA	69	65,974	1962	2006	97%
Fourth and U	Berkley, CA	171	146,255	2010	2010	96%
Commons, The	Campbell, CA	264	153,168	1973	2010	98%
Pointe at Cupertino, The	Cupertino, CA	116	135,200	1963(21)	1998	95%
Harbor Cove(5)	Foster City, CA	400	306,600	1971	2004	95%
Stevenson Place	Fremont, CA	200	146,200	1971	1983	97%
Boulevard	Fremont, CA	172	131,200	1978(22)	1996	94%
Briarwood(14)	Fremont, CA	160	111,160	1975	2011	100%
The Woods(14)	Fremont, CA	160	105,280	1978	2011	100%
City View	Hayward, CA	572	462,400	1975(23)	1998	95%
Alderwood Park(5)	Newark, CA	96	74,624	1987	2006	98%
Bridgeport	Newark, CA	184	139,000	1987(24)	1987	97%
The Grand	Oakland, CA	243	205,026	2009	2009	98%
Regency Towers(5)	Oakland, CA	178	140,900	1975(25)	2005	96%
San Marcos	Richmond, CA	432	407,600	2003	2003	97%
Mt Sutro	San Francisco, CA	99	64,000	1973	2001	95%
101 San Fernando	San Jose, CA	323	296,078	2001	2010	98%
Bella Villagio	San Jose, CA	231	227,511	2004	2010	98%
Carlyle, The	San Jose, CA	132	129,200	2000	2000	97%
Enclave, The(5)	San Jose, CA	637	525,463	1998	2005	97%
Esplanade	San Jose, CA	278	279,000	2002	2004	96%
Waterford, The	San Jose, CA	238	219,600	2000	2000	97%
Hillsdale Garden	San Mateo, CA	697	611,505	1948	2006	97%
Bel Air	San Ramon, CA	462	391,000	1988/2000(26)	1997	96%
Canyon Oaks	San Ramon, CA	250	237,894	2005	2007	96%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005	2007	96%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	97%
1000 Kiely (Family Tree)	Santa Clara, CA	121	128,486	1971	2011	96%
Le Parc Luxury Apartments	Santa Clara, CA	140	113,200	1975	1994	98%
Marina Cove(27)	Santa Clara, CA	292	250,200	1974(28)	1994	97%
Chestnut Street	Santa Cruz, CA	96	87,640	2002	2008	93%
Harvest Park	Santa Rosa, CA	104	116,628	2004	2007	97%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1997	98%
Brookside Oaks(6)	Sunnyvale, CA	170	119,900	1973	2000	96%
Magnolia Lane(29)	Sunnyvale, CA	32	31,541	2001(30)	2007	97%
Montclaire, The	Sunnyvale, CA	390	294,100	1973(31)	1988	97%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	99%
Magnolia Square (Thomas Jefferson)(6)	Sunnyvale, CA	156	110,824	1969(30)	2007	97%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	98%
Via	Sunnyvale, CA	284	309,421	2011	2011	95%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	96%
Tuscana	Tracy, CA	30	29,088	2007	2007	96%
		10,001	8,532,077			97%

(continued)

Communities (1)	Location	Units	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Seattle, Washington Metropolitan Area
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	96%
Courtyard off Main	Bellevue, WA	109	108,388	2000	2010	95%
Emerald Ridge-North	Bellevue, WA	180	144,000	1987	1994	96%
Foothill Commons	Bellevue, WA	388	288,300	1978(32)	1990	95%
Palisades, The	Bellevue, WA	192	159,700	1977(33)	1990	97%
Sammamish View	Bellevue, WA	153	133,500	1986(34)	1994	98%
Woodland Commons	Bellevue, WA	236	172,300	1978(35)	1990	96%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	96%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	96%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	97%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	98%
Highlands at Wynhaven	Issaquah, WA	333	424,674	2000	2008	97%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999	1999	98%
Wandering Creek	Kent, WA	156	124,300	1986	1995	96%
Bridle Trails	Kirkland, WA	108	99,700	1986(36)	1997	97%
Corbella at Juanita Bay	Kirkland, WA	169	103,339	1978	2010	96%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	97%
Laurels at Mill Creek, The	Mill Creek, WA	164	134,300	1981	1996	96%
Morning Run(5)	Monroe, WA	222	221,786	1991	2005	97%
Anchor Village(6)	Mukilteo, WA	301	245,900	1981	1997	95%
Castle Creek	Newcastle, WA	216	191,900	1997	1997	97%
Delano	Redmond, WA	66	52,864	2011	2011	100%
Elevation (Eagle Rim)	Redmond, WA	157	138,916	1986	2010	95%
Redmond Hill East	Redmond, WA	440	381,675	1998	2011	95%
Redmond Hill West	Redmond, WA	442	350,275	1985	2011	93%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	96%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	96%
Forest View	Renton, WA	192	182,500	1998	2003	96%
Bernard, The	Seattle, WA	63	43,151	2008	2011	96%
Cairns, The	Seattle, WA	100	70,806	2006	2007	97%
Eastlake 2851(5)	Seattle, WA	133	234,086	2008	2008	96%
Fountain Court	Seattle, WA	320	207,000	2000	2000	96%
Joule	Seattle, WA	295	191,109	2010	2010	96%
Linden Square	Seattle, WA	183	142,200	1994	2000	96%
Tower @ 801(5)	Seattle, WA	173	118,500	1970	2005	96%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	96%
Echo Ridge(5)	Snoqualmie, WA	120	124,359	2000	2005	97%
		7,638	6,665,328			96%
Total/Weighted Average		32,753	28,630,862			96%

Other real estate assets(1)	Location	Tenants	Rentable Square Footage	Year Built	Year Acquired	Occupancy(2)
Office Buildings
925 / 935 East Meadow Drive(37)	Palo Alto, CA	1	31,900	1988 / 1962	1997 / 2007	100%
6230 Sunset Blvd(38)	Los Angeles, CA	1	35,000	1938	2006	100%
17461DerianAve(39)	Irvine, CA	6	110,000	1983	2000	93%
Santa Clara Retail	Santa Clara, CA	3	139,000	1970	2011	100%
Total Office Buildings		11	315,900			99%

Footnotes to the Company’s Portfolio Listing as of December 31, 2011

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.
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
Holders

The approximate number of holders of record of the shares of the Company’s common stock was 264 as of February 23, 2012. This number does not include stockholders whose shares are held in trust by other entities.  The Company believes the actual number of stockholders is greater than the number of holders of record.

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

On February 22, 2012, the Company announced the Board of Directors approved a $0.24 per share increase to the annualized cash dividend.  Accordingly, the first quarter dividend distribution, payable on April 13, 2012 to stockholders as of record as of March 31, 2012, will be $1.10 per share.  On an annualized basis, the dividend represents a distribution of $4.40 per common share.

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

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company from January 1, 2007 through December 31, 2011.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share amounts)
OPERATING DATA:
REVENUES
Rental and other property	$468,778	$408,734	$404,556	$400,693	$367,190
Management and other fees from affiliates	6,780	4,551	4,325	5,166	5,090
	475,558	413,285	408,881	405,859	372,280
EXPENSES
Property operating expenses	160,585	144,465	138,704	131,495	120,589
Depreciation	152,228	129,011	117,296	108,955	95,859
General and administrative	25,304	25,962	28,062	27,684	26,673
Impairment and other charges	-	2,302	13,084	650	800
	338,117	301,740	297,146	268,784	243,921
Earnings from operations	137,441	111,545	111,735	137,075	128,359

Interest expense before amortization expense	(91,694)	(82,756)	(81,196)	(78,203)	(79,053)
Amortization expense	(11,474)	(4,828)	(4,820)	(6,860)	(6,843)
Interest and other income	17,139	27,841	13,040	11,337	10,310
Equity (loss) income from co-investments	(467)	(1,715)	670	7,820	3,120
Gain (loss) on early retirement of debt	(1,163)	(10)	4,750	3,997	-
Gain on the sales of real estate	-	-	103	4,578	-
Income before discontinued operations	49,782	50,077	44,282	79,744	55,893
Income from discontinued operations	7,734	705	9,457	4,651	147,168
Net income	57,516	50,782	53,739	84,395	203,061

Net income attributable to noncontrolling interest	(10,446)	(14,848)	(16,631)	(22,255)	(90,961)
Net income attributable to controlling interest	47,070	35,934	37,108	62,140	112,100
Dividends to preferred stockholders	(4,753)	(2,170)	(4,860)	(9,241)	(9,174)
Excess (deficit) of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	(1,949)	-	49,952	-	-
Net income available to common stockholders	$40,368	$33,764	$82,200	$52,899	$102,926
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$1.02	$1.12	$2.69	$1.92	$1.11
Net income available to common stockholders	$1.24	$1.14	$3.01	$2.10	$4.19
Weighted average common stock outstanding	32,542	29,667	27,270	25,205	24,548
Diluted:
Income before discontinued operations available to common stockholders	$1.02	$1.11	$2.59	$1.91	$1.08
Net income available to common stockholders	$1.24	$1.14	$2.91	$2.09	$4.10
Weighted average common stock outstanding	32,629	29,734	29,747	25,347	25,101
Cash dividend per common share	$4.16	$4.13	$4.12	$4.08	$3.72

	As of December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$4,313,064	$3,964,561	$3,412,930	$3,279,788	$3,117,759
Net investment in rental properties	3,393,038	3,189,008	2,663,466	2,639,762	2,575,772
Real estate for development	44,280	217,531	274,965	272,273	233,445
Total assets	4,036,964	3,732,887	3,254,637	3,164,823	2,980,323
Total secured indebtedness	1,745,858	2,082,754	1,832,549	1,588,931	1,362,873
Total unsecured indebtedness	615,000	176,000	14,893	165,457	282,486
Cumulative convertible preferred stock	4,349	4,349	4,349	145,912	145,912
Cumulative redeemable preferred stock	73,750	25,000	25,000	25,000	25,000
Stockholders' equity	1,437,527	1,149,946	1,053,096	852,227	803,417

	As of and for the years ended December 31,
	2011	2010	2009	2008	2007
OTHER DATA:
Net income	$57,516	$50,782	$53,739	$84,395	203,061
Interest expense before amortization expense	91,694	82,756	81,196	78,203	79,053
Amortization expense	11,474	4,828	4,820	6,860	6,843
Tax expense (benefit)	(1,682)	-	-	-	396
Depreciation	152,543	129,712	118,522	113,294	102,250
EBITDA(1)	$311,545	$268,078	$258,277	$282,752	391,603

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

Management and other fees from affiliates increased $2.2 million or 49.0% to $6.8 million in 2011 compared to $4.6 million in 2010.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed in 2011 to develop Epic, West Dublin, Fountain at La Brea, Santa Monica at La Brea, and Queen Anne development projects.

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

Interest and other income decreased by $10.7 million for 2011 primarily due to a decrease of $7.5 million in gains from the sales of marketable securities.  The Company sold marketable securities for a gain of $5.0 million during 2011 compared to $12.5 million in gains generated from the sale of marketable securities for 2010.  Additionally, interest on notes receivables decreased by $3.4 million in 2011 compared to 2010.  This primarily relates to the settlement of the Santee Court note in 2010 upon the Company’s acquisition of the Santee Court property and a full year of interest in 2011 on a note purchased at a discount during the fourth quarter of 2010.  Finally, interest and dividends on marketable securities decreased by $1.6 million in 2011 compared to 2010 due to lower average investment balances, and this decrease was offset by a $1.7 million increase in other income resulting from an income tax benefit from a taxable REIT subsidiary that met the “more likely than not” threshold in the fourth quarter of 2011.  This tax benefit relates to the write-off of an investment in a joint venture development project recognized during 2009.

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

The regional breakdown of the Company’s stabilized 2010/2009 Same-Property portfolio for financial occupancy for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009
Southern California	96.8%	96.6%
Northern California	97.3%	97.7%
Seattle Metro	96.9%	97.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2010/2009 Same-Properties.

		Years Ended
	Number of Properties	December 31,		Dollar	Percentage
		2010	2009	Change	Change
Property Revenues ($ in thousands)
2010/2009 Same-Properties:
Southern California	58	$195,202	$199,197	$(3,995)	(2.0	) %
Northern California	28	114,346	118,776	(4,430)	(3.7)
Seattle Metro	23	59,101	63,575	(4,474)	(7.0)
Total 2010/2009 Same-Property revenues	109	368,649	381,548	(12,899)	(3.4)
2010/2009 Non-Same Property Revenues (1)		40,085	23,008	17,077	74.2
Total property revenues		$408,734	$404,556	$4,178	1.0%

1)	Includes ten communities acquired after January 1, 2009, two redevelopment communities, six development communities, and two commercial buildings.

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

During 2011, the Company issued $265.0 million of unsecured bonds through private placement offerings, $150.0 million at 4.4% with a maturity date of March 2016, $40.0 million at 4.5% with a maturity date of September 2017, and $75.0 million at 4.92% with a maturity date of December 2019.  The proceeds from the bond offerings were used primarily to repay outstanding mortgages, redeem the Series F Preferred Stock, and pay down the Company’s line of credit.  During the fourth quarter of 2011, the Company closed a 5-year, $200 million unsecured term loan.  The term loan has a variable interest rate of LIBOR plus 1.425%.  In conjunction with this transaction the Company has entered into interest rate swap contracts for a term of five years with a total notional amount of $150.0 million.  The interest rate swaps effectively convert the borrowing rate on $150 million of the $200 million variable rate unsecured term to a fixed rate of 2.66%.

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

Derivative Activity

During the fourth quarter of 2011, the Company entered into four interest rate swap contracts with an aggregate notional amount of $150.0 million that effectively fixed the interest rate on $150.0 million of the $200.0 million unsecured term loan at 2.6% through November 2016.  These derivatives qualify for hedge accounting.  As of December 31, 2011 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $202.7 million of the Company’s tax exempt variable rate debt.  The aggregate carrying value of the interest rate swap contracts was a liability of $1.4 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.2 million.

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

Development and Predevelopment Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2011, the Company had five unconsolidated joint venture active development projects comprised of 1,235 units with an estimated cost of $422.6 million, of which $282.6 million remains to be expended.  See discussion in the section, “Development and redevelopment activities may delayed, not completed, and/or not achieve expected results” in Item 1A, Risk Factors, of this Form 10-K.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of the Company’s contractual obligations and other commitments at December 31, 2011, and the effect such obligations could have on the Company’s liquidity and cash flow in future periods ($ in thousands):

	2012	2013 and 2014	2015 and 2016	Thereafter	Total
Mortgage notes payable	$35,953	$292,762	$83,212	$1,333,931	$1,745,858
Unsecured debt	-	-	350,000	115,000	465,000
Lines of credit	-	150,000	-	-	150,000
Interest on indebtedness (1)	108,129	181,688	141,274	181,488	612,579
Redevelopment commitments	30,587	12,480	-	-	43,067
Co-investment commitments (including development)	115,100	46,600	8,000	-	169,700
	$289,769	$683,530	$582,486	$1,630,419	$3,186,204

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of December 31, 2011, the Company has entered into four interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $150.0 million of the five-year unsecured term debt.  As of December 31, 2011, the Company also had $202.7 million of variable rate indebtedness, of which $187.8 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2011.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of December 31, 2011.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2011.

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

	For the Years Ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair value

Fixed rate debt	$30,305	$180,322	$77,179	$70,305	$162,907	$1,246,190	$1,767,208	$1,876,700
Average interest rate	5.4%	5.6%	5.3%	5.2%	4.4%	6.0%
Variable rate debt	$5,648	$35,261	$150,000	$-	$200,000	$202,741 (1)	$593,650	$572,300
Average interest rate	5.4%	1.6%	3.8%	-	2.6%	1.7%

(1)	$187.8 million subject to interest rate caps.

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
KPMG LLP

San Francisco, California
February 23, 2012

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in thousands, except share amounts)

	2011	2010
ASSETS
Real estate:
Rental properties:
Land and land improvements	$860,661	$802,325
Buildings and improvements	3,452,403	3,162,236
	4,313,064	3,964,561
Less: accumulated depreciation	(920,026)	(775,553)
	3,393,038	3,189,008

Real estate for development	44,280	217,531
Co-investments	383,412	107,840
	3,820,730	3,514,379
Cash and cash equivalents-unrestricted	12,889	13,753
Cash and cash equivalents-restricted	22,574	21,941
Marketable securities	74,275	92,310
Notes and other receivables	66,369	49,444
Prepaid expenses and other assets	22,682	25,188
Deferred charges, net	17,445	15,872
Total assets	$4,036,964	$3,732,887

LIABILITIES AND STOCKHOLDERS' EQUITY AND
NONCONTROLLING INTEREST
Mortgage notes payable	$1,745,858	$1,832,745
Unsecured debt	465,000	-
Lines of credit	150,000	426,000
Accounts payable and accrued liabilities	48,324	44,750
Construction payable	6,505	9,023
Dividends payable	39,611	36,405
Derivative liabilities	3,061	5,633
Other liabilities	20,528	18,968
Total liabilities	2,478,887	2,373,524
Commitments and contingencies
Cumulative convertible preferred stock; $.0001 par value:
4.875% Series G - 5,890,000 issued, and 178,249 outstanding	4,349	4,349
Stockholders' equity and noncontrolling interest:
Common stock; $.0001 par value, 656,020,000 shares authorized; 33,888,082 and 31,324,808 shares issued and outstanding	3	3
Cumulative redeemable preferred stock at liquidation value	73,750	25,000
Excess stock, $.0001 par value, 330,000,000 shares authorized and no shares issued or outstanding	-	-
Additional paid-in capital	1,844,611	1,515,468
Distributions in excess of accumulated earnings	(408,066)	(313,308)
Accumulated other comprehensive (loss) income	(72,771)	(77,217)
Total stockholders' equity	1,437,527	1,149,946
Noncontrolling interest	116,201	205,068
Total stockholders' equity and noncontrolling interest	1,553,728	1,355,014
Total liabilities, stockholders' equity and noncontrolling interest	$4,036,964	$3,732,887

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share and share amounts)

	2011	2010	2009
Revenues:
Rental and other property	$468,778	$408,734	$404,556
Management and other fees from affiliates	6,780	4,551	4,325
	475,558	413,285	408,881
Expenses:
Property operating, excluding real estate taxes	116,583	105,054	102,126
Real estate taxe	44,002	39,411	36,578
Depreciation	152,228	129,011	117,296
General and administrative	25,304	25,962	28,062
Impairment and other charges	-	2,302	13,084
	338,117	301,740	297,146
Earnings from operations	137,441	111,545	111,735
Interest expense before amortization	(91,694)	(82,756)	(81,196)
Amortization expense	(11,474)	(4,828)	(4,820)
Interest and other income	17,139	27,841	13,040
Equity (loss) income from co-investments	(467)	(1,715)	670
Gain (loss) on early retirement of debt	(1,163)	(10)	4,750
Gain on sale of real estate	-	-	103
Income before discontinued operations	49,782	50,077	44,282
Income from discontinued operations	7,734	705	9,457
Net income	57,516	50,782	53,739
Net income attributable to noncontrolling interest	(10,446)	(14,848)	(16,631)
Net income attributable to controlling interest	47,070	35,934	37,108
Dividends to preferred stockholders	(4,753)	(2,170)	(4,860)
Excess (deficit) of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	(1,949)	-	49,952
Net income available to common stockholders	$40,368	$33,764	$82,200
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$1.02	$1.12	$2.69
Income from discontinued operations available to common stockholders	0.22	0.02	0.32
Net income available to common stockholders	$1.24	$1.14	$3.01
Weighted average number of shares outstanding during the year	32,541,792	29,667,064	27,269,547
Diluted:
Income before discontinued operations available to common stockholders	$1.02	$1.11	$2.59
Income from discontinued operations available to common stockholders	0.22	0.03	0.32
Net income available to common stockholders	$1.24	$1.14	$2.91
Weighted average number of shares outstanding during the year	32,628,714	29,734,383	29,746,614

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity, Noncontrolling Interest and Comprehensive Income
Years ended December 31, 2011, 2010 and 2009
(Dollars and shares in thousands)

								Distributions	Accumulated
	Series F		Series H				Additional	in excess of	other
	Preferred stock		Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	Interest	Total
Balances at December 31, 2008	1,000	$25,000	-	$-	26,396	$3	$1,043,984	$(141,336)	$(75,424)	$233,771	$1,085,998
Comprehensive income:
Net income	-	-	-	-	-	-	-	37,108	-	16,631	53,739
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	-	-	39,354	3,534	42,888
Changes in fair value of marketable securities	-	-	-	-	-	-	-	-	11,864	1,066	12,930
Comprehensive income											109,557
Issuance of common stock under:
Stock option plans	-	-	-	-	62	-	943	-	-	-	943
Sale of common stock	-	-	-	-	2,741	-	198,511	-	-	-	198,511
Equity based compensation costs	-	-	-	-	-	-	6,859	-	-	276	7,135
Retirement of Series G Preferred	-	-	-	-	-	-	49,952	-	-	-	49,952
Retirement of common stock	-	-	-	-	(350)	-	(20,271)	-	-	-	(20,271)
Retirement of exchangeable bonds	-	-	-	-	-	-	(4,727)	-	-	-	(4,727)
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	-	-	(12,725)	(12,725)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	(22,108)	(22,108)
Common and preferred stock dividends declared	-	-	-	-	-	-	-	(118,724)	-	-	(118,724)
Balances at December 31, 2009	1,000	25,000	-	-	28,849	3	1,275,251	(222,952)	(24,206)	220,445	1,273,541
Comprehensive income (loss)
Net income	-	-	-	-	-	-	-	35,934	-	14,848	50,782
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	-	-	(11,163)	(864)	(12,027)
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	-	-	(46,817)	(3,620)	(50,437)
Changes in fair value of marketable securities	-	-	-	-	-	-	-	-	4,969	388	5,357
Comprehensive income (loss)											(6,325)
Issuance of common stock under:
Stock option plans	-	-	-	-	122	-	5,803	-	-	-	5,803
Sale of common stock	-	-	-	-	2,354	-	251,455	-	-	-	251,455
Equity based compensation costs	-	-	-	-	-	-	(260)	-	-	2,474	2,214
Retirement of exchangeable bonds	-	-	-	-	-	-	(434)	-	-	-	(434)
Contributions of noncontrolling interest	-	-	-	-	-	-	-	-	-	4,038	4,038
Redemptions of noncontrolling interest	-	-	-	-	-	-	(16,347)	-	-	(7,839)	(24,186)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	(24,802)	(24,802)
Common and preferred stock dividends declared	-	-	-	-	-	-	-	(126,290)	-	-	(126,290)
Balances at December 31, 2010	1,000	25,000	-	-	31,325	3	1,515,468	(313,308)	(77,217)	205,068	1,355,014
Comprehensive income:
Net income	-	-	-	-	-	-	-	47,070	-	10,446	57,516
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	-	-	(4,011)	(275)	(4,286)

Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	-	-	7,212	495	7,707
Changes in fair value of marketable securities	-	-	-	-	-	-	-	-	1,245	85	1,330
Comprehensive income											62,267
Issuance of common stock under:
Stock option plans	-	-	-	-	103	-	8,412	-	-	-	8,412
Sale of common stock	-	-	-	-	2,460	-	323,931	-	-	-	323,931
Equity based compensation costs	-	-	-	-	-	-	(725)	-	-	1,598	873
Issuance of Series H Preferred	-	-	2,950	73,750	-	-	(2,541)	-	-	-	71,209
Redemptions of Series F Preferred	(1,000)	(25,000)	-	-	-	-	-	-	-	-	(25,000)
Redemptions of Series B Preferred	-	-	-	-	-	-	1,200	-	-	(80,000)	(78,800)
Redemptions of noncontrolling interest	-	-	-	-	-	-	(1,134)	-	-	(4,253)	(5,387)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	(16,963)	(16,963)
Common and preferred stock dividends declared	-	-	-	-	-	-	-	(141,828)	-	-	(141,828)
Balances at December 31, 2011	-	$-	2,950	$73,750	33,888	$3	$1,844,611	$(408,066)	$(72,771)	$116,201	$1,553,728

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

During the fourth quarter of 2011, the Company entered into a 50/50 joint venture with an institutional partner, Wesco II, LLC (“Wesco II”), which in turn closed a $175 million preferred equity investment in Park Merced, a 3,221-unit apartment community located in San Francisco, California.  The preferred equity investment has a stated term of 7 years and a preferred return of 10.1%.  The investment can not be repaid during the first two years, and there is a prepayment penalty in third through the fifth year of the investment.  The community is encumbered with a $450 million senior mortgage loan with a fixed interest rate of 3.83%. The senior loan represents roughly a 60% loan to value, and the projected debt service coverage is approximately 110% including Wesco II’s preferred equity investment (unaudited).

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

The carrying values of the Company’s co-investments as of December 31, 2011 and 2010 are as follows ($ in thousands):

	2011	2010
Investments in joint ventures accounted for under the equity method of accounting:
Membership interest in Wesco I	$75,588	$-
Partnership interest in Fund II	64,294	66,000
Membership interest in a limited liability company that owns
Essex Skyline at MacArthur Place	24,063	29,187
Total operating co-investments	163,945	95,187

Membership interests in limited liability companies that own and are developing Cadence and West Dublin	62,897	-
Membership interest in a limited liability company that owns and is developing Queen Anne	17,981	-
Membership interests in limited liability companies that own and are developing Fountain at La Brea and Santa Monica at La Brea	15,194	-
Total development co-investments	96,072	-

Membership interest in Wesco II that owns a preferred equity interest in Park Merced with a perferred return of 10.1%	88,075	-
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% and 10%	22,792	-
Preferred interest in a related limited liability company that owns Madison Park at Anaheim with a preferred return of 13%	12,528	12,014
Total preferred interest investments	123,395	12,014

Investments accounted for under the cost method of accounting:
Series A and B-2 Preferred Stock interests in Multifamily Technology Solutions, Inc	-	639
Total co-investments	$383,412	$107,840

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2011 and 2010 ($ in thousands):

	2011	2010

Note receivable, secured, bearing interest at 9.8%, paid in full January 2012	$7,331	$7,331
Note receivable, secured, bearing interest at 5.0%, due November 2012	12,428	-
Note receivable, secured, bearing interest at 8.8%, due December 2012	10,928	10,930
Note receivable, secured, bearing interest at LIBOR + 8.0%, due December 2012	6,422	6,513
Note receivable, secured, bearing interest at 8.0%, due November 2013	971	971
Note receivable, secured, bearing interest at 6.5%, due December 2014	3,221	3,221
Note receivable, secured, bearing interest at 6.3%, due June 2017	17,646	16,708
Note receivable from affiliates	2,734	531
Other receivables	4,688	3,239
	$66,369	$49,444

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

During the fourth quarter of 2011, the Company entered into four interest rate swap contracts with an aggregate notional amount of $150.0 million that effectively fixed the interest rate on $150.0 million of the $200.0 million unsecured term loan at 2.66% through November 2016.  These derivatives qualify for hedge accounting.  As of December 31, 2011 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $202.7 million of the Company’s tax exempt variable rate debt.  The aggregate carrying value of the interest rate swap contracts was a liability of $1.4 million and the aggregate carrying value of the interest rate cap contracts was an asset of $0.2 million.

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

(10) Lease Agreements

As of December 31, 2011 the Company is a lessor for three commercial buildings and the commercial portions of 19 mixed use communities. The tenants’ lease terms expire at various times through 2024.  The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31 is summarized as follows ($ in thousands):

Future
Minimum
Rent
2012	$6,778
2013	6,772
2014	6,735
2015	5,404
2016	3,259
Thereafter	16,301
$45,249

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of December 31, 2011	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of December 31, 2011	Weighted- average exercise price
$48.68 - 73.38	50,577	2.8 years	$61.78	50,577	$61.78
79.05 - 125.84	167,693	5.0 years	97.70	148,193	97.15
126.73 - 134.44	196,750	9.8 years	132.27	21,050	131.66
	415,020	7.0 years	109.71	219,820	92.31

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

(18) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for 2011 and 2010 ($ in thousands, except per share and dividend amounts):

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31	September 30	June 30	March 31
2011:
Total property revenues	$123,151	$118,002	$115,657	$111,968

Income before discontinued operations	$14,713	$11,992	$10,720	$12,357

Net income	$17,867	$11,085	$16,053	$12,511
Net income available to common stockholders	$13,937	$7,688	$10,325	$8,418
Per share data:
Net income:
Basic	$0.42	$0.23	$0.32	$0.27

Diluted	$0.42	$0.23	$0.32	$0.27
Market price:
High	$148.44	$145.40	$138.31	$124.41
Low	$111.25	$119.15	$122.67	$109.98
Close	$140.51	$120.04	$135.29	$124.00
Dividends declared	$1.04	$1.04	$1.04	$1.04

2010:
Total property revenues	$107,465	$103,225	$98,959	$99,085

Income before discontinued operations	$8,494	$10,260	$13,643	$17,680

Net income	$8,628	$10,426	$13,869	$17,859
Net income available to common stockholders	$4,778	$6,377	$9,482	$13,127
Per share data:
Net income:
Basic	$0.16	$0.21	$0.32	$0.45

Diluted	$0.16	$0.21	$0.32	$0.45
Market price:
High	$117.12	$115.08	$113.03	$93.98
Low	$105.60	$92.62	$89.23	$76.35
Close	$114.22	$109.44	$97.54	$89.95
Dividends declared	$1.03	$1.03	$1.03	$1.03

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
(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
         Real Estate and Accumulated Depreciation
         December 31, 2011
         (Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered communities (continued)
Palisades, The	192	Bellevue, WA	21,596	1,560	6,242	9,390	1,565	15,627	17,192	9,084	1977	05/90	3-30
Pathways	296	Long Beach, CA	38,747	4,083	16,757	17,418	6,239	32,019	38,258	18,707	1975	02/91	3-30
Pointe at Cupertino, The	116	Cupertino, CA	12,173	4,505	17,605	7,383	4,505	24,988	29,493	5,141	1963	08/98	3-30
101 San Fernando	323	San Jose, CA	35,261	4,173	58,961	2,332	4,173	61,293	65,466	3,059	2001	07/10	3-30
Sammamish View	153	Bellevue, WA	10,020	3,324	7,501	5,255	3,331	12,749	16,080	7,296	1986	11/94	3-30
Stevenson Place	200	Fremont, CA	22,320	996	5,582	6,594	1,001	12,171	13,172	8,074	1971	04/83	3-30
Stonehedge Village	196	Bothell, WA	12,907	3,167	12,603	3,501	3,201	16,070	19,271	7,642	1986	10/97	3-30
Summerhill Park	100	Sunnyvale, CA	13,971	2,654	4,918	956	2,656	5,872	8,528	4,253	1988	09/88	3-30
Summit Park	300	San Diego, CA	19,457	5,959	23,670	2,984	5,977	26,636	32,613	8,564	1972	12/02	3-30
The Bernard	63	Seattle, CA	10,344	3,699	11,345	5	3,699	11,350	15,049	108	2008	09/11	3-30
Magnolia Square	156	Sunnyvale, CA	18,589	8,190	19,306	8,465	8,191	27,770	35,961	3,427	1969	09/07	3-30
Tierra Vista	404	Oxnard, CA	58,462	13,652	53,336	1,837	13,661	55,164	68,825	14,308	2001	01/01	3-30
Treehouse	164	Santa Ana, CA	17,568	2,626	10,485	3,863	2,957	14,017	16,974	4,371	1970	11/01	3-30
Valley Park	160	Fountain Valley, CA	22,983	3,361	13,420	3,123	3,761	16,143	19,904	5,481	1969	11/01	3-30
Villa Angelina	256	Placentia, CA	28,020	4,498	17,962	3,101	4,962	20,599	25,561	6,910	1970	11/01	3-30
Vista Belvedere	76	Tiburon, CA	10,499	5,573	11,901	3,445	5,573	15,346	20,919	4,457	1963	08/04	3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	3,144	1,296	8,113	9,409	4,499	1986	11/95	3-30
Waterford, The	238	San Jose, CA	31,975	11,808	24,500	12,052	15,165	33,195	48,360	12,433	2000	06/00	3-30
Wilshire Promenade	149	Fullerton, CA	18,560	3,118	7,385	6,395	3,797	13,101	16,898	5,288	1992	01/97	3-30
Wharfside Pointe	142	Seattle, WA	7,277	2,245	7,020	5,531	2,258	12,538	14,796	6,155	1990	06/94	3-30
			1,729,822	442,136	1,391,045	398,435	459,766	1,771,849	2,231,615	557,187
Unencumbered communities
Allegro	97	Valley Village, CA		5,869	23,977	792	5,869	24,769	30,638	1,323	2010	10/10	3-30
Alpine Country	108	Alpine, CA		1,741	6,914	869	1,746	7,778	9,524	2,413	1986	12/02	3-30
Anavia	250	Anaheim, CA		15,925	63,712	5,243	15,925	68,955	84,880	2,360	2009	12/10	3-30
Axis 2300	115	Irvine, CA		5,405	33,585	438	5,405	34,023	39,428	1,988	2010	08/10	3-30
Bluffs II, The	224	San Diego, CA		3,405	7,743	8,622	3,442	16,328	19,770	4,995	1974	06/97	3-30
Bellerive	63	Los Angeles, CA		5,401	21,803	363	5,401	22,166	27,567	325	2011	08/11	3-30
Belmont Terrace	71	Belmont, CA		4,446	10,290	2,118	4,473	12,381	16,854	2,959	1974	10/06	3-30
Bonita Cedars	120	Bonita, CA		2,496	9,913	1,418	2,503	11,324	13,827	3,643	1983	12/02	3-30
Boulevard	172	Fremont, CA		3,520	8,182	9,707	3,580	17,829	21,409	8,521	1978	01/96	3-30
Bridle Trails	108	Kirkland, WA		1,500	5,930	4,922	1,531	10,821	12,352	4,656	1986	10/97	3-30
Bristol Commons	188	Sunnyvale, CA		5,278	11,853	1,537	5,293	13,375	18,668	6,789	1989	01/97	3-30
416 on Broadway	115	Glendale, CA		8,557	34,235	425	8,557	34,660	43,217	1,207	2009	12/10	3-30
Bunker Hill	456	Los Angeles, CA		11,498	27,871	3,632	11,639	31,362	43,001	14,263	1968	03/98	3-30
Cairns, The	100	Seattle, WA		6,937	20,679	240	6,939	20,917	27,856	3,215	2006	06/07	3-30
Cambridge	40	Chula Vista, CA		497	1,973	309	498	2,281	2,779	731	1965	12/02	3-30
Castle Creek	216	Newcastle, WA		4,149	16,028	1,925	4,833	17,269	22,102	8,526	1997	12/97	3-30
CBC Apartments	148	Goleta, CA		6,283	24,000	2,263	6,288	26,258	32,546	5,650	1962	01/06	3-30
Cedar Terrace	180	Bellevue, WA		5,543	16,442	3,346	5,652	19,679	25,331	5,295	1984	01/05	3-30
Chimney Sweep Apartments	91	Goleta, CA		5,558	21,320	1,738	5,618	22,998	28,616	5,691	1967	01/06	3-30
Chestnut Street	96	Santa Cruz, CA		6,582	15,689	884	6,582	16,573	23,155	1,967	2002	07/08	3-30
The Commons	264	Campbell, CA		12,555	29,307	3,438	12,556	32,744	45,300	1,710	1973	07/10	3-30
Corbella at Juanita Bay	169	Kirkland, WA		5,801	17,415	645	5,801	18,060	23,861	706	1978	11/10	3-30
Country Villas	180	Oceanside, CA		4,174	16,583	2,183	4,187	18,753	22,940	6,111	1976	12/02	3-30
Delano	66	Redmond, WA		3,527	10,600	0	3,527	10,600	14,127	15	2005	12/11	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
         Real Estate and Accumulated Depreciation
         December 31, 2011
         (Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Unencumbered communities (continued)
Monterra del Mar/Rey/Sol	292	Pasadena, CA		2,202	4,794	27,733	8,385	26,344	34,729	10,915	1972	04/99	3-30
Fairways(3)	74	Newport Beach, CA		-	7,850	2,106	9	9,947	9,956	4,112	1972	06/99	3-30
Foothill Commons	388	Bellevue, WA		2,435	9,821	28,562	2,440	38,378	40,818	15,129	1978	03/90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA		5,875	13,992	2,515	5,964	16,418	22,382	8,311	1985	02/97	3-30
Forest View	192	Renton, WA		3,731	14,530	979	3,731	15,509	19,240	4,524	1998	10/03	3-30
Fountain Court	320	Seattle, WA		6,702	27,306	2,741	6,985	29,764	36,749	12,332	2000	03/00	3-30
Fourth & U	171	Berkeley, CA		8,879	52,351	1,271	8,879	53,622	62,501	3,275	2010	04/10	3-30
Hampton Court	83	Glendale, CA		2,407	5,672	1,843	2,426	7,496	9,922	3,049	1974	06/99	3-30
Hillsdale Garden Apartments	697	San Mateo, CA		22,000	94,681	13,308	22,244	107,745	129,989	18,625	1948	09/06	3-30
Hope Ranch Collection	108	Santa Barbara, CA		4,078	16,877	2,011	4,208	18,758	22,966	2,645	1965	03/07	3-30
Joule	295	Seattle, WA		14,558	69,417	1,910	14,558	71,327	85,885	4,467	2010	03/10	3-30
1000 Kiely	121	Santa Clara, CA		9,359	21,845	1,167	9,359	23,012	32,371	601	1971	03/11	3-30
Linden Square	183	Seattle, WA		4,374	11,588	1,721	4,202	13,481	17,683	5,091	1994	06/00	3-30
Lofts at Pinehurst, The	118	Ventura, CA		1,570	3,912	3,851	1,618	7,715	9,333	3,120	1971	06/97	3-30
Magnolia Lane(4)	32	Sunnyvale, CA		-	5,430	173	-	5,603	5,603	871	2001	06/07	3-30
Marbella, The	60	Los Angeles, CA		2,826	11,269	2,870	2,871	14,094	16,965	3,874	1991	09/05	3-30
Marina City Club(5)	101	Marina Del Rey, CA		-	28,167	4,845	-	33,012	33,012	9,046	1971	01/04	3-30
Marina Cove(6)	292	Santa Clara, CA		5,320	16,431	6,403	5,324	22,830	28,154	12,103	1974	06/94	3-30
Mariners Place	105	Oxnard, CA		1,555	6,103	1,601	1,562	7,697	9,259	3,105	1987	05/00	3-30
Meadowood	320	Simi Valley, CA		7,852	18,592	4,380	7,898	22,926	30,824	11,000	1986	11/96	3-30
Mesa Village	133	Clairemont, CA		1,888	7,498	936	1,894	8,428	10,322	2,536	1963	12/02	3-30
Mira Monte	355	Mira Mesa, CA		7,165	28,459	7,336	7,186	35,774	42,960	12,507	1982	12/02	3-30
Mission Hills	282	Oceanside, CA		10,099	38,778	3,554	10,167	42,264	52,431	10,092	1984	07/05	3-30
Mt. Sutro	99	San Francisco, CA		2,334	8,507	2,504	2,809	10,536	13,345	4,445	1973	06/01	3-30
Muse	152	Hollywood, CA		39,100	-	2,697	7,823	33,974	41,797	1,410	11/10	09/10	3-30
Pinehurst(7)	28	Ventura, CA		355	1,356	364	6	2,069	2,075	628	1973	12/04	3-30
Regency at Encino	75	Encino, CA		3,184	12,737	1,094	3,184	13,830	17,014	1,099	1989	12/09	3-30
Salmon Run at Perry Creek	132	Bothell, WA		3,717	11,483	864	3,801	12,263	16,064	4,541	2000	10/00	3-30
San Marcos	432	Richmond, CA		15,563	36,204	25,997	22,866	54,898	77,764	15,222	2003	11/03	3-30
Santee Court	165	Los Angeles, CA		6,177	24,716	517	6,177	25,233	31,410	1,039	2004	10/10	3-30
Santee Village	73	Los Angeles, CA		3,404	15,601	640	3,404	16,241	19,645	230	2011	07/11	3-30
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,666	2,820	12,828	15,648	4,062	1983	12/02	3-30
The Laurels at Mill Creek	164	Mill Creek, WA		1,559	6,430	4,472	1,595	10,866	12,461	4,872	1981	12/96	3-30
The Grand	243	Oakland, CA		4,531	89,208	3,755	4,531	92,963	97,494	9,851	2009	01/09	3-30
Tierra del Sol/Norte	156	El Cajon, CA		2,455	9,753	1,033	2,463	10,778	13,241	3,440	1969	12/02	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	1,469	3,890	9,857	13,747	4,462	1985	10/97	3-30
Tuscana	30	Tracy, CA		2,828	6,599	155	2,870	6,712	9,582	1,036	2007	02/07	3-30
Via	284	Sunnyvale, CA		22,000	-	82,270	22,016	82,254	104,270	1,051	07/09	04/08	3-30
Vista Capri - North	106	San Diego, CA		1,663	6,609	788	1,668	7,392	9,060	2,228	1975	12/02	3-30
Walnut Heights	163	Walnut, CA		4,858	19,168	1,883	4,887	21,022	25,909	5,929	1964	10/03	3-30
Windsor Ridge	216	Sunnyvale, CA		4,017	10,315	4,342	4,021	14,653	18,674	10,382	1989	03/89	3-30
Woodland Commons	236	Bellevue, WA		2,040	8,727	9,235	2,044	17,958	20,002	8,915	1978	03/90	3-30
Woodside Village	145	Ventura, CA		5,331	21,036	2,413	5,341	23,439	28,780	5,706	1987	12/04	3-30
	27,419		1,729,822	835,218	2,670,710	727,465	837,731	3,395,662	4,233,393	904,125

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
         Real Estate and Accumulated Depreciation
         December 31, 2011
         (Dollars in thousands)

						Costs
	Rentable			Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Office Buildings
Essex Hollywood	35,000	Los Angeles, CA		10,200	13,800	2,154	10,200	15,954	26,154	3,740	1938	07/06	3-30
Santa Clara Square	139,000	Santa Clara, CA	10,388	6,472	11,704	1,670	6,472	13,374	19,846	734	1970	09/11	3-30
925/935 East Meadow	31,900	Palo Alto, CA		1,401	3,172	7,985	3,147	9,411	12,558	3,173	1988	11/97	3-30
17461 Derian	110,000	Irvine, CA		3,079	12,315	5,713	3,105	18,002	21,107	8,254	1983	07/00	3-30
Consolidated Development Pipeline			5,648	25,139	-	19,147	44,280	-	44,280	-

Total apartment communities and other real estate assets			$1,745,858	$881,509	$2,711,701	$764,134	$904,941	$3,452,403	$4,357,344	$920,026

(1)	The aggregate cost for federal income tax purposes is approximately $3.0 billion (unaudited).
(2)	The land is leased pursuant to a ground lease expiring 2082.
(3)	The land is leased pursuant to a ground lease expiring 2027.
(4)	The land is leased pursuant to a ground lease expiring 2070.
(5)	The land is leased pursuant to a ground lease expiring 2067.
(6)	A portion of land is leased pursuant to a ground lease expiring in 2028.
(7)	The land is leased pursuant to a ground lease expiring in 2028.

A summary of activity for rental properties and accumulated depreciation is as follows:

	2011	2010	2009		2011	2010	2009
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$3,964,561	$3,310,152	$3,177,010	Balance at beginning of year	$775,553	$646,686	$537,248
Improvements	68,338	51,101	79,094	Depreciation expense - Acquisitions	1,279	2,505	18
Acquisition of real estate	103,300	387,300	16,000	Depreciation expense - Discontinued operations	315	700	1,224
Development of real estate	195,634	216,008	74,590	Depreciation expense - Rental properties	148,337	125,662	116,033
Disposition of real estate	(18,769)	-	(36,542)	Dispositions	(5,458)	-	(7,837)
Balance at the end of year	$4,313,064	$3,964,561	$3,310,152	Balance at the end of year	$920,026	$775,553	$646,686

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: February 29, 2012

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

S-1

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

12.1
Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, attached as Exhibit 12.1 to the Company's Annual Report on From 10-K for the year ended December 31, 2011, filed on February 27, 2012 and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics.

21.1
List of Subsidiaries of Essex Property Trust, Inc., attached as Exhibit 21.1 to the Company's Annual Report on From 10-K for the year ended December 31, 2011, filed on February 27, 2012 and incorporated herein by reference.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

† The schedules and certain exhibits to this agreement, as set forth in the agreement, have not been filed herewith.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

** XBRL (Extensible Business Reporting Language) information was furnished with the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 27, 2012 and not filed herewith, was not part of a registration statement or Prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.