Form 10-Q
period 2012-03-31
ESSEX PROPERTY TRUST INC
filed 2012-05-07
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  35,214,497 shares of Common Stock as of May 3, 2012.

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

The information furnished in the accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, equity, and cash flows of the Company reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned condensed consolidated financial statements for the interim periods and are normal and recurring in nature, except as otherwise noted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.  Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
Assets	2012	2011
Real estate:
Rental properties:
Land and land improvements	$865,321	$860,661
Buildings and improvements	3,477,935	3,452,403
	4,343,256	4,313,064
Less accumulated depreciation	(954,243)	(920,026)

	3,389,013	3,393,038
Real estate under development	45,632	44,280
Co-investments	401,531	383,412
	3,836,176	3,820,730
Cash and cash equivalents-unrestricted	13,744	12,889
Cash and cash equivalents-restricted	23,603	22,574
Marketable securities	80,000	74,275
Funds held by 1031 exchange facilitator	10,984	-
Notes and other receivables	48,053	66,369
Prepaid expenses and other assets	21,795	22,682
Deferred charges, net	17,023	17,445
Total assets	$4,051,378	$4,036,964

Liabilities and Equity
Mortgage notes payable	$1,724,317	$1,745,858
Unsecured debt	465,000	465,000
Lines of credit	153,566	150,000
Accounts payable and accrued liabilities	62,092	48,324
Construction payable	3,337	6,505
Dividends payable	42,096	39,611
Derivative liabilities	2,725	3,061
Other liabilities	20,446	20,528

Total liabilities	2,473,579	2,478,887
Commitments and contingencies
Cumulative convertible Series G preferred stock	4,349	4,349
Equity:
Cumulative redeemable Series H preferred stock at liquidation value	73,750	73,750
Common stock, $.0001 par value, 656,020,000 shares authorized 34,132,502 and 33,888,082 shares issued and outstanding	3	3
Additional paid-in capital	1,877,373	1,844,611
Distributions in excess of accumulated earnings	(422,919)	(408,066)
Accumulated other comprehensive loss, net	(70,565)	(72,771)
Total stockholders' equity	1,457,642	1,437,527
Noncontrolling interest	115,808	116,201
Total equity	1,573,450	1,553,728
Total liabilities and equity	$4,051,378	$4,036,964

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental and other property	$125,474	$111,208
Management and other fees	2,444	1,224
	127,918	112,432
Expenses:
Property operating, excluding real estate taxes	28,751	27,837
Real estate taxes	11,413	10,587
Depreciation	40,734	36,658
General and administrative	5,400	5,274
Cost of management and other fees	1,640	925
	87,938	81,281
Earnings from operations	39,980	31,151

Interest expense before amortization	(24,658)	(21,811)
Amortization expense	(2,871)	(2,851)
Interest and other income	2,413	6,987
Equity income (loss) in co-investments	2,340	(1,373)
Income from continuing operations	17,204	12,103
Income from discontinued operations	10,037	404
Net income	27,241	12,507
Net income attributable to noncontrolling interest	(3,151)	(3,546)
Net income attributable to controlling interest	24,090	8,961
Dividends to preferred stockholders	(1,368)	(543)
Net income available to common stockholders	$22,722	$8,418

Comprehensive income	$29,592	$11,898
Comprehensive income attributable to noncontrolling interest	(3,296)	(3,505)
Comprehensive income attributable to controlling interest	$26,296	$8,393

Per common share data:
Basic:
Income from continuing operations	$0.39	$0.25
Income from discontinued operations	0.28	0.02
Net income available to common stockholders	$0.67	$0.27
Weighted average number of common shares outstanding during the period	34,027,890	31,465,817

Diluted:
Income from continuing operations	$0.39	$0.25
Income from discontinued operations	0.28	0.02
Net income available to common stockholders	$0.67	$0.27
Weighted average number of common shares outstanding during the period	34,151,475	31,546,953
Dividend per common share	$1.10	$1.04

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the three months ended March 31, 2012
(Unaudited)
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series H				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2011	2,950	$73,750	33,888	$3	$1,844,611	$(408,066)	$(72,771)	$116,201	$1,553,728
Comprehensive income:
Net income	-	-	-	-	-	24,090	-	3,151	27,241
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	1,880	124	2,004
Change in fair value of marketable securities	-	-	-	-	-	-	326	21	347
Issuance of common stock under:
Stock option and restricted stock plans	-	-	24	-	1,348	-	-	-	1,348
Sale of common stock	-	-	221	-	31,590	-	-	-	31,590
Equity based compensation costs	-	-	-	-	(176)	-	-	596	420
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(3,850)	(3,850)
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	(435)	(435)
Common and preferred stock dividends	-	-	-	-	-	(38,943)	-	-	(38,943)
Balances at March 31, 2012	2,950	$73,750	34,133	$3	$1,877,373	$(422,919)	$(70,565)	$115,808	$1,573,450

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$27,241	$12,507
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	-	(4,543)
Co-investments	862	1,445
Amortization expense	2,871	2,884
Amortization of discount on marketable securities	(1,256)	(1,133)
Amortization of discount on notes receivables	(466)	(329)
Gain on the sales of real estate	(10,870)	-
Depreciation	40,828	37,031
Equity-based compensation	986	427
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,563)	(1,011)
Accounts payable and accrued liabilities	14,610	9,281
Other liabilities	(83)	748
Net cash provided by operating activities	72,160	57,307
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(38,900)	(31,400)
Improvements to recent acquisitions	(2,296)	(8,881)
Redevelopment	(8,008)	(6,347)
Revenue generating capital expenditures	(611)	-
Non-revenue generating capital expenditures	(1,200)	(2,933)
Acquisition of and additions to real estate under development	(6,789)	(29,171)
Dispositions of real estate	16,816	-
Changes in restricted cash and refundable deposits	517	1,136
Purchases of marketable securities	(5,438)	(6,805)
Sales and maturities marketable securities	1,348	26,798
Collections of notes and other receivables	7,164	184
Contributions to co-investments	(12,945)	(26,767)
Distributions from co-investments	6,291	-
Net cash used in investing activities	(44,051)	(84,186)
Cash flows from financing activities:
Borrowings under debt agreements	159,394	304,187
Repayment of debt	(177,984)	(191,542)
Additions to deferred charges	(293)	(474)
Payments to settle derivative instruments	-	(2,395)
Equity related issuance cost	(150)	-
Net proceeds from stock options exercised	933	1,361
Net proceeds from issuance of common stock	31,590	38,436
Distributions to noncontrolling interest	(3,850)	(5,028)
Redemption of noncontrolling interest	(435)	(741)
Common and preferred stock dividends paid	(36,459)	(32,995)
Net cash (used in) provided by financing activities	(27,254)	110,809
Net increase in cash and cash equivalents	855	83,930
Cash and cash equivalents at beginning of year	12,889	13,753
Cash and cash equivalents at end of year	$13,744	$97,683
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $1,616, and $2,182 capitalized in 2012 and 2011, respectively	$22,603	$24,161
Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$242	$41,730
Contribution of note receivable to co-investment	$12,325	-
Change in accrual of dividends	$2,484	$530
Change in fair value of derivative liabilities	$396	$61
Change in fair value of marketable securities	$379	$1,157
Change in construction payable	$3,168	$1,429

See accompanying notes to the unaudited condensed consolidated financial statements

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

(1)  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. (the “Operating Partnership,” which holds the operating assets of the Company) and are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 include the accounts of the Company and the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 93.8% general partnership interest as of March 31, 2012.  Total Operating Partnership units outstanding were 2,240,145 and 2,229,230 as of March 31, 2012 and December 31, 2011, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $339.4 million and $313.2 million, as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the Company owned or had ownership interests in 158 apartment communities, aggregating 32,649 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), five commercial buildings and five active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard for fair value measurements as discussed later in Note 1), and any unrealized gain or loss is recorded as other comprehensive income (loss). Realized gains and losses, interest income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statement of operations.

As of March 31, 2012 and December 31, 2011, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of March 31, 2012 and December 31, 2011, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

As of March 31, 2012 and December 31, 2011 marketable securities consist of the following ($ in thousands):

	March 31, 2012
		Gross
	Amortized	Unrealized
	Cost	Gain(Loss)	Fair Value
Available for sale:
Investment-grade unsecured bonds	$4,094	$(29)	$4,065
Investment funds - US treasuries	15,388	615	16,003
Common stock	10,067	1,866	11,933
Held to maturity:
Mortgage backed securities	47,999	-	47,999
Total	$77,548	$2,452	$80,000

	December 31, 2011
		Gross
	Amortized	Unrealized
	Cost	Gain	Fair Value
Available for sale:
Investment-grade unsecured bonds	$3,615	$399	$4,014
Investment funds - US treasuries	11,783	121	11,904
Common stock	10,067	1,552	11,619
Held to maturity:
Mortgage backed securities	46,738	-	46,738
Total	$72,203	$2,072	$74,275

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three months ended March 31, 2012, there were no sales of available for sale securities.  For the three months ended March 31, 2011 the Company sold $26.8 million of available for sale securities for a gain of $4.5 million.

Variable Interest Entities

The Company evaluates its investments in entities to determine whether such entities may be a variable interest entity, or VIE, and, if a VIE, whether it is the primary beneficiary and therefore should consolidate the VIE. Generally, an entity is determined to be a VIE when either: (1) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support, (2) the equity holders, as a group, lack any of the following three characteristics: (i) the power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, (iii) the right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,061,848 and 1,063,848 as of March 31, 2012 and December 31, 2011, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $160.8 million and $149.5 million, as of March 31, 2012 and December 31, 2011, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $200.6 million and $172.1 million, respectively, as of March 31, 2012 and $199.8 million and $171.5 million, respectively, as of December 31, 2011.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash payments made to those interest holders. The remaining results of operations are generally allocated to the Company.  As of March 31, 2012 and December 31, 2011, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

Equity Based Compensation

The Company accounts for equity based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13, “Equity Based Compensation Plans,” in the Company’s Form 10-K for the year ended December 31, 2011) are being amortized over the expected service periods.

Stock-based compensation expense for options and restricted stock totaled $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011 respectively.  The intrinsic value of the stock options exercised during the three months ended March 31, 2012 and 2011 totaled $1.1 million and $1.0 million, respectively.  As of March 31, 2012, the intrinsic value of the stock options outstanding totaled $16.1 million.  As of March 31, 2012, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $4.9 million.  The cost is expected to be recognized over a weighted-average period of 1 to 6 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z-1 Incentive Units of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z-1 Units totaled $0.6 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

Stock-based compensation for Z-1 units capitalized totaled $0.1 million for the three months ended March 31, 2012, and 2011, respectively.  As of March 31, 2012, the intrinsic value of the Z-1 Units subject to future vesting totaled $22.5 million.  As of March 31, 2012, total unrecognized compensation cost related to Z-1 Units subject to future vesting totaled $10.1 million.  The unamortized cost is expected to be recognized over the next fourteen years subject to the achievement of the stated performance criteria.

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

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and notes and other receivables approximate fair value as of March 31, 2012 and December 31, 2011, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.75 billion of fixed rate debt, including unsecured bonds, at March 31, 2012 is approximately $1.83 billion and the fair value of the Company’s $438.6 million of variable rate debt, excluding borrowings under the lines of credit, at March 31, 2012 is $417.3 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of March 31, 2012 due to the short-term maturity of these instruments.  The fair values of the Company’s investments in mortgage backed securities are approximately equal to the amortized cost carrying value of these securities.  Marketable securities and both the note payable and the swap related to multifamily revenue refunding bonds for the 101 San Fernando apartment community, are carried at fair value as of March 31, 2012, as discussed above and in Note 8.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management’s accounting estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities.  Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various office costs that clearly relate to projects under development.  The Company’s capitalized internal costs related to development and redevelopment projects totaled $1.1 million and $1.0 million during each of the three months ended March 31, 2012 and 2011, respectively, most of which relates to development projects.  These totals include capitalized salaries of $0.7 million and $0.5 million for three months ended March 31, 2012 and 2011, respectively.

Co-investments

The Company owns investments in joint ventures (“co-investments”) in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with the accounting standards.  Therefore, the Company accounts for these investments using the equity method of accounting.  Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company’s equity in earnings less distributions received and the Company’s share of losses.  The significant accounting policies of the Company’s co-investments entities are consistent with those of the Company in all material respects.  For preferred equity investments the Company recognizes its preferred interest as equity in earnings.

A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and may provide promote distributions if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible.

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

(2)  Significant Transactions During the First Quarter of 2012 and Subsequent Events

Acquisitions

In January 2012, the Company acquired Bon Terra, a 60-unit community located adjacent to Delano in Redmond, Washington for $16.0 million.  Interior finishes are of condo quality including granite countertops, stainless steel appliances and extra large windows, and the community will operate as one community with Delano.  The Company also acquired Reed Square, a 100-unit community located in Sunnyvale, California for $23.0 million.

In April, the Company purchased the joint venture partner’s membership interest in the co-investment Essex Skyline at MacArthur Place, a 349-unit premier high-rise apartment community containing luxury amenities located in Santa Ana, California, for a total purchase price of $85 million.  During the second quarter, the Company expects to record income of $2.3 million, representing an incentive partnership interest earned as a result of achieving certain performance hurdles per the joint venture agreement.  The secured loan was repaid early as part of this transaction, and the property has been added to the Company’s unencumbered asset pool.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

Notes Receivable

In January 2012 the mortgage loan secured by California Hill was paid off in full for $7.3 million.

The Company contributed a note receivable with a principal balance of $12.4 million, secured by land located in San Mateo, California, at an interest rate of 5% due in November 2012 and its rights to acquire the secured land to a new joint venture, referred to as Elkhorn, with Canada Pension Plan Investment Board ("CPPIB") for a 55% non-controlling interest and $5.5 million in cash.  The terms of this new joint venture are substantially the same as the other CPPIB joint ventures and will be accounted for under the equity method of accounting.  The joint venture has the rights to acquire the land and subsequently develop 197 units.

Mortgage Notes Payable

During the first quarter 2012, the Company repaid the loan secured by the Santa Clara commercial property of $10.7 million with a rate of 5%.  The Company also repaid the construction loan related to the Walnut Creek land parcel held for future development of $5.6 million with a rate of LIBOR plus 350 basis points.

Common Stock

During the first quarter, the Company issued 221,072 shares of common stock for $31.6 million, net of commissions, at an average per share price of $144.54.  From December 31, 2011 through May 3, 2012, the Company land parcel held for future development has sold 569,307 shares of common stock for $84.4 million, net of commissions, at an average price of $149.83.

Private Placement Unsecured Notes

During the first quarter, the Company entered into an agreement for the issuance of $200 million of private placement unsecured notes for a term of 9-years at an all-in rate of 4.3%. The notes were forward funded to close at the end of April, June and August of 2012 for $100 million at a rate of 4.27%, $50 million at a rate of 4.30% and $50 million at a rate of 4.37%, respectively.

The net proceeds from the note offering are expected to be used to prepay secured mortgage debt coming due in late 2012 and 2013 at an average rate of 5.5%.  As a result of the prepayment of the Skylines loan referred to above and the prepayment of secured debt coming due in 2012 and 2013, the Company may incur prepayment penalties and write-off of deferred charges up to $2.5 million during the remainder of 2012.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

(3) Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.

The following table details the Company's co-investments (dollars in thousands):

	March 31,	December 31,
	2012	2011
Investments in joint ventures accounted for under the equity method of accounting:

Membership interest in Wesco I	$74,697	$75,588
Partnership interest in Fund II	64,735	64,294
Membership interest in a limited liability company that owns Essex Skyline at MacArthur Place	22,424	24,063
Total operating co-investments	161,856	163,945

Membership interests in limited liability companies that own and are developing Cadence, West Dublin, and Elkhorn	81,499	62,897
Membership interest in a limited liability company that owns and is developing Expo (formerly Queen Anne)	18,273	17,981
Membership interests in limited liability companies that own and are developing Fountain at La Brea and Santa Monica at La Brea	15,381	15,194
Total development co-investments	115,153	96,072

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a perferred return of 10.1%	89,065	88,075
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% and 10%	22,792	22,792
Preferred interest in a related limited liability company that owns Madison Park at Anaheim with a preferred return of 13%	12,665	12,528
Total preferred interest investments	124,522	123,395
Total co-investments	$401,531	$383,412

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	March 31,	December 31,
	2012	2011
Balance sheets:
Rental properties and real estate under development	$1,705,899	$1,659,078
Other assets	93,170	63,847

Total assets	$1,799,069	$1,722,925

Debt	$918,811	$900,095
Other liabilities	59,832	48,518
Equity	820,426	774,312

Total liabilities and equity	$1,799,069	$1,722,925

Company's share of equity	$401,531	$383,412

	Three Months Ended
	March 31,
	2012	2011
Statements of operations:
Property revenues	$34,323	$18,512
Property operating expenses	(13,137)	(7,976)
Net property operating income	21,186	10,536

Interest expense	(8,545)	(4,861)
General and administrative	(796)	(984)
Depreciation and amortization	(13,896)	(8,063)

Net loss	$(2,051)	$(3,372)
Company's share of net income (loss)	$2,340	$(1,373)

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31,	December 31,
	2012	2011

Note receivable, secured, bearing interest at 9.8%, paid in full January 2012	$-	$7,331
Note receivable, secured, bearing interest at 5.0%, due November 2012 (1)	-	12,428
Note receivable, secured, bearing interest at 8.8%, due December 2012	10,921	10,928
Note receivable, secured, bearing interest at LIBOR + 8.0%, due December 2012	6,397	6,422
Note receivable, secured, bearing interest at 8.0%, due November 2013	971	971
Note receivable, secured, effective interest at 9.6%, due February 2014	17,870	17,646
Note receivable, secured, bearing interest at 4.0%, due December 2014	3,199	3,221
Note and other receivables from affiliates	3,705	2,734
Other receivables	4,990	4,688
	$48,053	$66,369

(1) The note receivable was contributed to the Elkhorn co-investment, as discussed in Note 2, during the first quarter of 2012.

During the first quarter 2012, the Company amended the loan secured by Vacationer RV Park to extend the maturity date to December 2014. Beginning January 1, 2012 the note which has a carrying value of $3.2 million, bears interest at a rate of 4%, and the borrower will fund an impound account for capital replacement.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

(5) Related Party Transactions

Management and other fees from affiliates include management, development and redevelopment fees from co-investments of $2.4 million and $1.2 million for the three months ended March 31, 2012 and 2011.  All of these fees are net of intercompany amounts eliminated by the Company.

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

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Southern California	$58,560	$53,863
Northern California	41,622	35,317
Seattle Metro	22,309	19,756
Other real estate assets	2,983	2,272
Total property revenues	$125,474	$111,208

Net operating income:
Southern California	$39,830	$35,384
Northern California	28,942	23,339
Seattle Metro	14,831	12,557
Other real estate assets	1,707	1,504
Total net operating income	85,310	72,784

Depreciation	(40,734)	(36,658)
Interest expense before amortization	(24,658)	(21,811)
Amortization expense	(2,871)	(2,851)
Management and other fees from affiliates	2,444	1,224
General and administrative	(5,400)	(5,274)
Cost of management and other fees	(1,640)	(925)
Interest and other income	2,413	6,987
Equity income (loss) from co-investments	2,340	(1,373)
Income from continuing operations	$17,204	$12,103

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Assets:
Southern California	$1,450,624	$1,478,018
Northern California	1,255,836	1,241,320
Seattle Metro	592,320	579,612
Other real estate assets	90,233	94,088
Net reportable operating segment - real estate assets	3,389,013	3,393,038
Real estate under development	45,632	44,280
Cash and cash equivalents	37,347	35,463
Marketable securities	80,000	74,275
Funds held by 1031 exchange facilitator	10,984	-
Co-investments	401,531	383,412
Notes and other receivables	48,053	66,369
Other non-segment assets	38,818	40,127
Total assets	$4,051,378	$4,036,964

(7)  Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$13,307	34,028	$0.39	$8,016	31,466	$0.25
Income from discontinued operations available to common stockholders	9,415	34,028	0.28	402	31,466	0.02
	22,722		$0.67	8,418		$0.27

Effect of Dilutive Securities (1)	54	124		-	81

Diluted:
Income from continuing operations available to common stockholders	13,361	34,152	$0.39	8,016	31,547	$0.25
Income from discontinued operations available to common stockholders	9,415	34,152	0.28	402	31,547	0.02
	$22,776		$0.67	$8,418		$0.27

(1)
Weighted average convertible limited partnership units of 2,245,166 and 2,240,639, which includes vested Series Z incentive units, for the three months ended March 31, 2012, and 2011 respectively, were not included in the determination of diluted EPS because they were anti-dilutive. Income allocated to convertible limited partnership units, which includes vested Series Z units, aggregating $1.6 million and $0.6 million for the three months ended March 31, 2012 and 2011 respectively, also has been excluded from income available to common stock holders for the calculation of diluted income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 36,750 for the three months ended March 31, 2011, were not included in the diluted earnings per share calculation because the effect on earnings per share were anti-dilutive.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

All shares of Series G cumulative convertible preferred stock have been excluded in diluted earnings per share for the three months ended March 31, 2011, as the effect was anti-dilutive.

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

During the fourth quarter of 2011, the Company entered into four interest rate swap contracts with an aggregate notional amount of $150.0 million that effectively fixed the interest rate on $150.0 million of the $200.0 million unsecured term loan at 2.66% through November 2016.  During April 2012, the Company entered into additional interest rate swap contracts with a notional amount totaling $50.0 million, which effectively converted the interest rate on $50 million of the term loan to fixed rate of 2.46%.  These derivatives qualify for hedge accounting.  As of March 31, 2012 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $202.5 million of the Company’s tax exempt variable rate debt.  As of March 31, 2012 and December 31, 2011 the aggregate carrying value of the interest rate swap contracts was a liability of $1.5 million and $1.4 million, respectively, and the aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million and $0.2 million, respectively.

During July 2010, the Company entered into a swap transaction (the “Swap”) with respect to $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the Swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the Bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing in July 2011 and by Citibank if certain events occur.  Upon termination of the Swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the Swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of March 31, 2012 and December 31, 2011 the fair value of the Swap was a liability of $1.3 million and $1.8 million respectively.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

(9)  Discontinued Operations

The Company classifies real estate as "held for sale" when the sale is considered to be probable.

During the quarter, the Company sold Tierra Del Sol/Norte, a 156 unit community located in the San Diego, California for $17.2 million for a gain of $7.0 million.  The Company also sold Alpine Country, a 108 unit community located in San Diego metropolitan area, for $11.1 million for a gain of $3.9 million.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended
	March 31,
	2012	2011

Rental revenues	$608	$1,340
Property operating expenses	(260)	(563)
Depreciation and amortization	(94)	(373)
Income from real estate sold	254	404
Gain on sale	10,870	-
Internal dispositon costs	(1,087)	-

Income from discontinued operations	$10,037	$404

(10)  Commitments and Contingencies

As of March 31, 2012, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080.  Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under land leases and operating leases, are approximately $1.6 million per year for the next five years.

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

Except with respect to three communities, the Company has no indemnification agreements from third parties for potential environmental clean-up costs at its communities.  The Company has no way of determining at this time the magnitude of any potential liability to which it may be the subject, arising out of unknown environmental conditions or violations with respect to the communities formerly owned by the Company.  No assurance can be given that existing environmental studies with respect to any of the communities reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the communities.  The Company has limited insurance coverage for the types of environmental liabilities described above.

The Company may enter into transactions that may require the Company to pay the tax liabilities of the partners in the Operating Partnership or in the DownREIT entities.  These transactions are within the Company’s control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code the Company can provide no assurance that it will be able to do so and if such tax liabilities were incurred they may to have a material impact on the Company’s financial position.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

There have been a number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of March 31, 2012, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  Insured risks for comprehensive liabilities covers claims in excess of $100,000 per incident, and property casualty insurance covers losses in excess of a $1.0 million deductible per incident. There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism and earthquake, for which the Company does not have insurance. Substantially all of the communities are located in areas that are subject to earthquakes.

The Company provides loan and construction completion guarantees in order to fulfill the lenders’ standard financing requirements related to the construction of the Company’s co-investment developments.  The outstanding balance for the construction loan is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The construction completion guarantee is for the life of the loan, which is scheduled to mature on July 1, 2014, with two, one-year extension options at the Queen Anne joint venture’s option.  As of March 31, 2012, the Company was in compliance with all terms of the construction loan and the construction of the community is expected to be completed on time and within budget.  The maximum exposure of the guarantee as of March 31, 2012 was $79.1 million based on the construction costs that were budgeted to be incurred to complete the construction.

The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of the Fountain at La Brea and Santa Monica at La Brea communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for Fountain at La Brea and Santa Monica at La Brea.  The outstanding balance for the loans is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of March 31, 2012 was $31.3 million based on the aggregate outstanding debt amount.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2011 Annual Report on  Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, the Company had ownership interests in 158 apartment communities, comprising 32,649 apartment units, excluding the Company’s ownership in preferred interest co-investments.  The Company’s apartment communities are located in the following major West Coast regions:

Index

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2012, the Company also had ownership interests in five commercial buildings with approximately 315,900 square feet.

As of March 31, 2012, the Company’s development pipeline was comprised of five unconsolidated joint venture projects under development, one unconsolidated joint venture predevelopment project and three consolidated land parcels held for future development or sale aggregating 2,014 units, with total incurred costs of $270.3 million, and estimated remaining project costs of approximately $310.5 million for total estimated project costs of $580.8 million.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2012		As of March 31, 2011
	Apartment Units	%	Apartment Units	%
Southern California	12,941	47%	13,227	49%
Northern California	8,206	30%	7,817	29%
Seattle Metro	6,168	23%	5,979	22%
Total	27,315	100%	27,023	100%

Co-investments including Fund II and Wesco I communities, Essex Skyline at MacArthur Place, and preferred equity co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended March 31, 2012 and 2011) increased 40 basis points to 96.9% as of March 31, 2012 from 96.5% as of March 31, 2011.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

Index

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31,
	2012	2011
Southern California	96.7%	96.1%
Northern California	97.3%	97.1%
Seattle Metro	96.8%	96.7%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	March 31,		Dollar	Percentage
	Properties	2012	2011	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	60	$56,191	$53,696	$2,495	4.6%
Northern California	33	38,807	35,304	3,503	9.9
Seattle Metro	28	20,794	19,082	1,712	9.0
Total Quarterly Same-Property revenues	121	115,792	108,082	7,710	7.1
Quarterly Non-Same Property Revenues (1)		9,682	3,126	6,556	209.7
Total property revenues		$125,474	$111,208	$14,266	12.8%

(1)	Includes four communities acquired after January 1, 2011, one redevelopment community, five development communities, and three commercial buildings.

Quarterly Same-Property Revenues increased by $7.7 million or 7.1% to $115.8 million in the first quarter of 2012 from $108.1 million in the first quarter of 2011.  The increase was primarily attributable to an increase in scheduled rents of $6.7 million as reflected in an increase of 6.4% in average rental rates from $1,353 per unit in the first quarter of 2011 to $1,439 per unit in the first quarter of 2012.  Scheduled rents increased by 3.6%, 9.5%, and 8.5% in Southern California, Northern California, and Seattle Metro, respectively.  Quarterly Same-Property financial occupancy increased 40 basis points which contributed $0.2 million to the increase in revenues, and other income and utility billings income increased $0.4 million, respectively.  On a sequential basis the Company experienced quarterly same-property revenue growth from the fourth quarter of 2011 to the first quarter of 2012 of 1.5%, resulting from sequential revenue growth in all three regions.

Quarterly Non-Same Property Revenues increased by $6.6 million or 210% to $9.7 million in the first quarter of 2012 from $3.1 million in the first quarter of 2011.  The increase was primarily due to revenue generated from five development communities (Via, Allegro, Bellerive, Muse, and 743 Santee (formerly Santee Village), four communities acquired since January 1, 2011 (Bernard, 1000 Kiely, Delano/Bon Terra, and Reed Square) and the acquisition of the Santa Clara retail center.

Management and Other Fees increased by $1.2 million compared to the first quarter of 2011.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed in 2011 to develop Epic, West Dublin, Fountain at La Brea, Santa Monica at La Brea, and Expo (formerly Queen Anne) development projects.

Property operating expenses, excluding real estate taxes increased $1.0 million or 3.3% to $28.8 million in the first quarter of 2012 from $27.8 million in the first quarter of 2011, primarily due to the acquisition of four communities and one retail center, and the lease-up of five development properties.  Quarterly Same-Property operating expenses excluding real estate taxes, decreased by $0.3 million or 0.7% for the first quarter of 2012 compared to the first quarter of 2011, due mainly to a decrease of $0.2 million in utilities.

Real Estate taxes increased by $0.8 million or 7.8% for the first quarter of 2012 compared to the first quarter of  2011, due primarily to the acquisition of four communities and one retail center and expensing property taxes instead of capitalizing the cost for communities that were previously under development.  Quarterly Same-Property real estate taxes increased by $0.1 million or 0.9% for first quarter of 2012 compared to the first quarter of 2011 due to an increase of 2% in property taxes for the majority of the properties located in California regulated by Prop. 13 offset by a reduction in assessed property valuations for select communities located in California.

Index

Depreciation expense increased by $4.1 million or 11.1% for the first quarter of 2012 compared to the first quarter of 2011, due to the acquisition of four communities and one retail center and the lease-up of five development properties.  Also, the increase is due to the capitalization of approximately $10.3 million in additions to rental properties in the first quarter of 2012, including $4.4 million spent on redevelopment, and $2.2 million spent on recent acquisitions, and the capitalization of approximately $95.3 million in additions to rental properties for 2011, including $45.1 million spent on redevelopment, $16.4 million spent on improvements to recent acquisitions, and $7.6 million on revenue generating capital.

Cost of management and other fees increased $0.7 million or 77.3% for the first quarter of 2012 compared to 2011 primarily due to an increase in administrative costs due to hiring of additional staff to assist with the management of the Company’s co-investments including Wesco I and II and the development joint ventures formed in 2011.

Interest expense before amortization increased by $2.8 million or 13.1% for the first quarter of 2012 compared to the first quarter of 2011, primarily due to the payoff of the $250 million secured line of credit in the third quarter of 2011 which had an average interest rate of 1.3%.  The Company replaced the secured line with debt at an average interest rate of 2.6%.  Also, on March 31, 2011, the Company obtained $150 million of unsecured bonds with an interest rate of 4.4%, and thus the increase in interest expense is due to an increase in average outstanding debt in the first quarter of 2012 compared to 2011.  Finally, there was a decrease of $0.6 million in capitalized interest in the first quarter 2012 compared to the first quarter 2011.

Interest and other income decreased by $4.6 million for the first quarter of 2012 compared to first quarter of 2011 primarily due to the sale marketable securities in the first quarter of 2011 for a gain of $4.5 million.

Equity income (loss) in co-investments increased $3.7 million in first quarter of 2012 to income of $2.3 million compared to a loss of $1.4 million in first quarter of 2011 primarily due to the income of $3.2 million related to the Company’s preferred equity investments made in 2011 including the Wesco II preferred equity investment made in the fourth quarter of 2011 which earned $2.2 million in the first quarter of 2012.

Income from discontinued operations for the first quarter of 2012 was $10.0 million and includes a gain of $7.0 million on the sale of Tierra del Sol/Norte and a gain of $3.9 million on the sale of Alpine Country along with the operating results for these properties and internal disposition costs.  For the first quarter of 2011 discontinued operations consisted of the operating results of these two properties.

Liquidity and Capital

As of March 31, 2012, Standard and Poor's (“S&P”) and Moody’s Investors Service credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB/Stable and Baa2/Stable, respectively.  Also, Fitch Ratings ("Fitch") assigned a BBB issuer rating to Essex Portfolio, L.P., and the rating outlook is positive.

As of March 31, 2012, the Company had $13.7 million of unrestricted cash and cash equivalents and $80.0 million in marketable securities, of which $32.0 million were held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two lines of credit aggregating $450.0 million as of March 31, 2012.  The Company has a $425.0 million unsecured line of credit with an accordion option to $500.0 million.  As of March 31, 2012 there was a $136.0 million balance on this unsecured line.  The underlying interest rate on the $425.0 million line is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR plus 1.25% as of March 31, 2012.  This facility matures in December 2014 with two one-year extensions, exercisable by the Company.  The Company has a new working capital unsecured line of credit agreement for $25.0 million.  As of March 31, 2012 there was a $17.6 million balance outstanding on this unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to the Company's credit ratings on the credit facility of LIBOR plus 1.25%.

During the three months ended March 31, 2012, the Company entered into an agreement for $200 million of private placement unsecured notes for a term of 9-years at an all-in rate of 4.3%. The notes were forward funded to close at the end of April, June and August of 2012 for $100 million at a rate of 4.27%, $50 million at a rate of 4.30% and $50 million at a rate of 4.37%, respectively.

Index

The net proceeds from the note offering will be used to prepay secured mortgage debt coming due in late 2012 and 2013 at an average rate of 5.5%.  As a result of the prepayment of the Skyline loan and the prepayment of secured debt coming due in 2012 and 2013, the Company may incur prepayment penalties and write-off of deferred charges up to $2.5 million during the second quarter of 2012.

In January 2011, additional banks entered into equity distribution agreements with the Company including Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc., and in 2012 Citigroup Global Markets Inc.  Pursuant to its equity distribution program the Company issued 2,459,947 shares of common stock for $323.9 million, net of fees and commissions, during the year ended December 31, 2011.  During the first quarter 2012, the Company sold 221,072 shares of common stock for $31.6 million, net of commissions, at an average per share price of $144.54.  From December 31, 2011 through May 3, 2012, the Company has sold 569,307 shares of common stock for $84.4 million, net of commissions at an average price of $149.83.

Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt, acquire apartment communities and fund the development pipeline.  As of March 31, 2012 the Company may sell an additional 4,254,907 shares under the current equity distribution program.

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

In 2011, the Company redeemed its 7.8125% Series F Preferred Stock (“Series F”) at liquidation value for $25.0 million which resulted in excess of cash paid of $0.9 million over the carrying value of Series F due to deferred offering costs and original issuance discounts.

As of March 31, 2012, the Company’s mortgage notes payable totaled $1.7 billion which consisted of $1.5 billion in fixed rate debt with interest rates varying from 4.3% to 6.4% and maturity dates ranging from 2012 to 2021 and $238.6 million of variable rate debt with a weighted average interest rate of 1.8% ($202.5 million of the variable debt is tax-exempt variable rate demand notes).  The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2039, and $187.8 million are subject to interest rate caps.

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

Derivative Activity

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

Index

During the fourth quarter of 2011, the Company entered into four interest rate swap contracts with an aggregate notional amount of $150.0 million that effectively fixed the interest rate on $150.0 million of the $200.0 unsecured term loan at 2.66% through November 2016.  During April 2012, the Company entered into additional interest rate swap contracts with a notional amount totaling $50.0 million, which effectively converted the interest rate on $50 million of the term loan to fixed rate of 2.46%.  These derivatives qualify for hedge accounting.  As of March 31, 2012 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $202.5 million of the Company’s tax exempt variable rate debt.  As of March 31, 2012 and December 31, 2011 the aggregate carrying value of the interest rate swap contracts was a liability of $1.5 million and $1.4 million, respectively, and the aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million and $0.2 million, respectively.

During July 2010, the Company entered into a swap transaction (the “Swap”) with respect to $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the Swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the Bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing in July 2011 and by Citibank if certain events occur.  Upon termination of the Swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the Swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of March 31, 2012 and December 31, 2011 the fair value of the Swap was a liability of $1.3 million and $1.8 million respectively.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of March 31, 2012, the Company had five unconsolidated joint venture development projects aggregating 1,524 units for an estimated cost of $515.6 million, of which $310.5 million remains to be expended.

The Company owned three land parcels held for future development or sale aggregating an estimated 298 units as of March 31, 2012.  The aggregate carrying value for these three land parcels was $45.7 million as of March 31, 2012.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least an 8 to 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of March 31, 2012, the Company had five redevelopment communities aggregating 1,056 apartment units with estimated redevelopment costs of $60.1 million, of which approximately $28.5 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of March 31, 2012, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Index

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco I, with an institutional partner for a total equity commitment of $200 million.  Each partner’s equity commitment is $100 million, and Wesco I will utilize leverage equal to approximately 50% to 60%.  The Company has contributed $56.8 million to Wesco I, and as of March 31, 2012, Wesco owned 6 apartment communities with 2,013 units.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions and material dispositions. The joint venture has an investment period of up to two years.  The Company will receive asset and property management fees, and may earn a promoted interest.  The Company accounts for this joint venture on the equity method.

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

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that mold lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors referred to in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

Index

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does it intend to present, a complete picture of the Company's financial condition and operating performance.  The Company believes that net earnings computed under GAAP remain the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings.  The Company considers FFO and FFO excluding non-recurring items (referred to as “Core FFO”) to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and ability to pay dividends.  Further, the Company believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

In calculating FFO, the Company follows the definition for this measure published by the National Association of REITs (“NAREIT”), which is a REIT trade association.  The Company believes that, under the NAREIT FFO definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation and (ii) the exclusion of gains and losses (including impairment charges on depreciable real estate) from the sale of previously depreciated properties.  The Company agrees that these two NAREIT adjustments are useful to investors for the following reason:

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

(b)
REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate.  The exclusion, in NAREIT’s definition of FFO, of gains and losses (including impairment charges on depreciable real estate) from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods.

Management believes that it has consistently applied the NAREIT definition of FFO to all periods presented.  However, there is judgment involved and other REITs’ calculation of FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to the Company’s calculation.

Index

The following table sets forth the Company’s calculation of FFO and Core FFO for the three months ended March 31, 2012 and 2011 (in thousands except for per share data):

	Three Months Ended
	March 31,
	2012	2011

Net income available to common stockholders	$22,722	$8,418
Adjustments:
Depreciation and amortization	40,828	37,031
Gains not included in FFO, net of internal disposition costs	(9,783)	-
Depreciation add back from unconsolidated co-investments	4,189	2,701
Noncontrolling interests related to Operating Partnership units	1,591	631
Depreciation attributable to third party of co-investments	(289)	(262)
Funds from operations	$59,258	$48,519
Funds from operations per share - diluted	$1.63	$1.44

Non-core items:
Gain on sales of marketable securities	-	(4,543)
Acquisition costs	188	301
Core Funds from operations	$59,446	$44,277
Core Funds from operations per share-diluted	$1.63	$1.31
Weighted average number shares outstanding diluted (1)	36,396,641	33,787,332

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

Net Operating Income (“NOI”)

Same-property net operating income (“NOI”) is considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of operations.   The presentation of same-property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities.  In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  The Company defines same-property NOI as same-property revenue less same-property operating expenses, including property taxes.  Please see the reconciliation of earnings from operations to same-property NOI, which in the table below is the NOI for stablilized properties consolidated by the Company for the quarters presented:

	Three months ended March 31,
	2012	2011
Earnings from operations	$39,980	$31,151
Adjustments:
General and administrative	5,400	5,274
Cost of management and other fees	1,640	925
Depreciation	40,734	36,658
Management and other fees from affiliates	(2,444)	(1,224)
Net operating income	85,310	72,784
Less: Non same-property net operating income	(6,316)	(1,760)
Same-property net operating income	$78,994	$71,024

Index

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of March 31, 2012, the Company has entered into four interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $150.0 million of the variable rate five-year unsecured term debt.  As of March 31, 2012, the Company also had $202.5 million of variable rate indebtedness, of which $187.8 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of March 31, 2012.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of March 31, 2012.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2012.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$150,000	2016	$(1,487)	1,995	(4,397)
Interest rate caps	187,787	2013-2016	64	242	14
Total cash flow hedges	$337,787	2013-2016	$(1,423)	$2,237	$(4,383)

Interest Rate Sensitive Liabilities

The Company is exposed to interest rate changes primarily as a result of its lines of credit and long-term tax exempt variable rate debt and unsecured term debt.  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows.

For the Years Ended	2012	2013	2014	2015	2016		Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$30,171	179,177	66,432	69,962	162,844		1,242,116		$1,750,702	$1,833,000
Average interest rate	5.4%	5.6%	5.4%	5.2%	4.4%		5.2%		5.2%
Variable rate debt	$17,566	36,141	136,000	-	200,000	(1)	202,474	(2)	$592,181	$571,000
Average interest rate	2.2%	1.6%	2.2%	-	2.4%		1.9%		2.1%

 (1) $150.0 million subject to interest rate swap agreements.
 (2) $187.8 million subject to interest rate caps.

The table incorporates only those exposures that exist as of March 31, 2012; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies, would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of March 31, 2012, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Company’s communities.  Insured risks for comprehensive liability covers claims in excess of $100,000 per incident, and property insurance covers losses in excess of a $1.0 million deductible per incident.  There are, however, certain types of extraordinary losses, such as, for example, losses for terrorism and earthquake, for which the Company does not have insurance. Substantially all of the Properties are located in areas that are subject to earthquakes.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A: Risk Factors

There were no material changes to the Risk Factors disclosed in Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC and available at www.sec.gov.

Item 6: Exhibits

A.	Exhibits

3.1	Articles of Restatement of Essex Property Trust, Inc., attached as exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2012, and incorporated herein by reference

3.2	Certificate of Executive Vice President, attached as exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2012, and incorporated herein by reference

10.1
Equity Distribution Agreement between Essex Property Trust, Inc. and Cantor Fitzgerald & Co. dated March 5, 2012 (relating to common stock), attached as exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2012, and incorporated herein by reference.  The Equity Distribution Agreements relating to common stock with the other parties listed in such Form 8-K are substantially identical in all material respects except as to the parties, and are omitted from exhibits filed herewith in reliance on instruction 2 to Item 601 of Regulation S-K, and the Company will file copies of the omitted exhibits if so requested by the SEC.

10.2
Equity Distribution Agreement between Essex Property Trust, Inc. and Cantor Fitzgerald & Co. dated March 5, 2012 (relating to preferred stock), attached as exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 7, 2012, and incorporated herein by reference.  The Equity Distribution Agreements relating to preferred stock with the other parties listed in such Form 8-K are substantially identical in all material respects except as to the parties, and are omitted from exhibits filed herewith in reliance on instruction 2 to Item 601 of Regulation S-K, and the Company will file copies of the omitted exhibits if so requested by the SEC.

Index

10.3
Note Purchase Agreement, dated as of March 14, 2012, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the forms of the 4.27% Senior Guaranteed Notes, Series C, due April 30, 2021, the 4.30% Senior Guaranteed Notes, Series D, due June 29, 2021, and the 4.37% Senior Guaranteed Notes, Series E, due August 30, 2021), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2012, and incorporated herein by reference.  The schedules and certain exhibits to this agreement, as set forth in the agreement, have not filed been filed herewith.  Essex agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

Date: May 4, 2012

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)