Form 10-Q
period 2012-06-30
ESSEX PROPERTY TRUST INC
filed 2012-08-06
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  36,414,318 shares of Common Stock as of August 2, 2012.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
Assets	2012	2011
Real estate:
Rental properties:
Land and land improvements	$901,942	$860,661
Buildings and improvements	3,702,631	3,452,403
	4,604,573	4,313,064
Less accumulated depreciation	(995,311)	(920,026)
	3,609,262	3,393,038
Real estate under development	55,343	44,280
Co-investments	436,230	383,412
	4,100,835	3,820,730
Cash and cash equivalents-unrestricted	4,132	12,889
Cash and cash equivalents-restricted	23,678	22,574
Marketable securities	114,166	74,275
Notes and other receivables	50,895	66,369
Prepaid expenses and other assets	26,859	22,682
Deferred charges, net	18,551	17,445
Total assets	$4,339,116	$4,036,964
Liabilities and Equity
Mortgage notes payable	$1,615,645	$1,745,858
Unsecured debt	615,000	465,000
Lines of credit	257,102	150,000
Accounts payable and accrued liabilities	62,636	48,324
Construction payable	3,575	6,505
Dividends payable	43,708	39,611
Derivative liabilities	6,022	3,061
Other liabilities	20,724	20,528
Total liabilities	2,624,412	2,478,887
Commitments and contingencies
Cumulative convertible Series G preferred stock	4,349	4,349
Equity:
Cumulative redeemable Series H preferred stock at liquidation value	73,750	73,750
Common stock, $.0001 par value, 656,020,000 shares authorized 35,070,620 and 33,888,082 shares issued and outstanding	3	3
Additional paid-in capital	2,017,445	1,844,611
Distributions in excess of accumulated earnings	(425,058)	(408,066)
Accumulated other comprehensive loss, net	(72,915)	(72,771)
Total stockholders' equity	1,593,225	1,437,527
Noncontrolling interest	117,130	116,201
Total equity	1,710,355	1,553,728
Total liabilities and equity	$4,339,116	$4,036,964

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental and other property	$129,765	$114,906	$255,238	$226,114
Management and other fees	2,796	1,420	5,240	2,645
	132,561	116,326	260,478	228,759
Expenses:
Property operating, excluding real estate taxes	30,718	28,946	59,470	56,783
Real estate taxes	11,699	10,825	23,112	21,412
Depreciation	41,801	37,250	82,535	73,908
General and administrative	5,764	5,385	11,164	10,659
Cost of management and other fees	1,611	1,073	3,251	1,997
	91,593	83,479	179,532	164,759
Earnings from operations	40,968	32,847	80,946	64,000

Interest expense before amortization	(24,659)	(22,710)	(49,316)	(44,518)
Amortization expense	(2,882)	(2,736)	(5,754)	(5,590)
Interest and other income	5,455	2,628	7,868	9,616
Equity income (loss) in co-investments	3,111	726	5,451	(647)
Gain on remeasurement of co-investment	21,947	-	21,947	-
Loss on early retirement of debt	(1,450)	(253)	(1,450)	(253)
Income from continuing operations	42,490	10,502	59,692	22,608
Income from discontinued operations	-	5,551	10,037	5,952
Net income	42,490	16,053	69,729	28,560
Net income attributable to noncontrolling interest	(4,044)	(2,304)	(7,193)	(5,851)
Net income attributable to controlling interest	38,446	13,749	62,536	22,709
Dividends to preferred stockholders	(1,368)	(1,475)	(2,736)	(2,017)
Excess of cash paid to redeem preferred stock and units over the carrying value	-	(1,949)	-	(1,949)
Net income available to common stockholders	$37,078	$10,325	$59,800	$18,743

Comprehensive income	$39,983	$19,122	$69,575	$31,020
Comprehensive income attributable to noncontrolling interest	(3,887)	(2,506)	(7,183)	(6,011)
Comprehensive income attributable to controlling interest	$36,096	$16,616	$62,392	$25,009

Per common share data:
Basic:
Income from continuing operations	$1.07	$0.16	$1.47	$0.41
Income from discontinued operations	-	0.16	0.27	0.18
Net income available to common stockholders	$1.07	$0.32	$1.74	$0.59
Weighted average number of common shares outstanding during the period	34,570,772	32,040,904	34,299,331	31,754,949

Diluted:
Income from continuing operations	$1.07	$0.16	$1.47	$0.41
Income from discontinued operations	-	0.16	0.27	0.18
Net income available to common stockholders	$1.07	$0.32	$1.74	$0.59
Weighted average number of common shares outstanding during the period	34,708,420	32,135,064	34,430,571	31,844,002
Dividend per common share	$1.10	$1.04	$2.20	$2.08

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the six months ended June 30, 2012
(Unaudited)
(Dollars and shares in thousands)

	Series H				Additional	Distributions in excess of	Accumulated other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2011	2,950	$73,750	33,888	$3	$1,844,611	$(408,066)	$(72,771)	$116,201	$1,553,728
Comprehensive income:
Net income	-	-	-	-	-	62,536	-	7,193	69,729
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	648	42	690
Change in fair value of marketable securities	-	-	-	-	-	-	(792)	(52)	(844)
Issuance of common stock under:
Stock option and restricted stock plans	-	-	42	-	2,240	-	-	-	2,240
Sale of common stock	-	-	1,141	-	170,944	-	-	-	170,944
Equity based compensation costs	-	-	-	-	(350)	-	-	1,161	811
Contributions from noncontrolling interest	-	-			-	-	-	2,400	2,400
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(9,134)	(9,134)
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	(681)	(681)
Common and preferred stock dividends	-	-	-	-	-	(79,528)	-	-	(79,528)
Balances at June 30, 2012	2,950	$73,750	35,071	$3	$2,017,445	$(425,058)	$(72,915)	$117,130	$1,710,355

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$69,729	$28,560
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(521)	(4,543)
Gain on remeasurement of co-investment	(21,947)	-
Loss on early retirement of debt	1,450	253
Co-investments	3,770	2,120
Amortization expense	5,754	5,590
Amortization of discount on notes receivables	(917)	(878)
Amortization of discount on marketable securities	(2,518)	(2,297)
Gain on the sales of real estate	(10,870)	(5,853)
Depreciation	82,629	74,541
Equity-based compensation	1,925	1,056
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,420)	(697)
Accounts payable and accrued liabilities	5,133	5,299
Other liabilities	195	1,200
Net cash provided by operating activities	129,392	104,351
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(80,502)	(38,958)
Improvements to recent acquisitions	(3,569)	(11,804)
Redevelopment	(17,223)	(16,296)
Revenue generating capital expenditures	(1,638)	(1,220)
Non-revenue generating capital expenditures	(7,040)	(7,711)
Acquisitons of and additions to real estate under development	(17,166)	(65,695)
Acquisition of membership interest in co-investment	(85,000)	-
Dispositions of real estate	27,800	15,972
Changes in restricted cash and refundable deposits	(1,805)	(3,210)
Purchases of marketable securities	(34,363)	(6,805)
Sales and maturities marketable securities	5,070	27,997
Collections of notes and other receivables	6,574	368
Contributions to co-investments	(114,746)	(43,207)
Distributions from co-investments	7,430	450
Net cash used in investing activities	(316,178)	(150,119)
Cash flows from financing activities:
Borrowings under debt agreements	762,580	645,419
Repayment of debt	(671,153)	(661,193)
Additions to deferred charges	(2,622)	(1,441)
Payment to settle derivative instruments	-	(2,395)
Net proceeds from issuance of Preferred stock, Series H	-	71,427
Retirement of Series B preferred units	-	(78,800)
Redemption of Series F preferred stock	-	(25,000)
Equity related issuance cost	(274)	(591)
Net proceeds from stock options exercised	1,400	5,983
Net proceeds from issuance of common stock	170,944	168,592
Contributions from noncontrolling interest	2,400	-
Distributions to noncontrolling interest	(9,134)	(9,667)
Redemption of noncontrolling interest	(681)	(4,019)
Common and preferred stock dividends paid	(75,431)	(67,491)
Net cash provided by financing activities	178,029	40,824
Net (decrease) in cash and cash equivalents	(8,757)	(4,944)
Cash and cash equivalents at beginning of year	12,889	13,753
Cash and cash equivalents at end of year	$4,132	$8,809

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3.9 million, and $4.5 million capitalized in 2012 and 2011, respectively.	$47,575	$43,594
Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$4,294	$40,784
Transfer from real estate under development to co-investments	$148,053	$48,886
Mortgage notes assumed in connection with purchases of real estate including the loan premiums recorded	$30,298	$10,500
Contribution of note receivable to co-investment	$12,325	$-
Change in accrual of dividends	$4,097	$1,570
Change in fair value of derivative liabilities	$2,841	$1,836
Purchase of marketable securities pending settlement	$8,340	$-
Change in fair value of marketable securities	$845	$2,283
Change in construction payable	$2,930	$2,041
Non-cash contribution from noncontrolling interest	$-	$800

See accompanying notes to the unaudited condensed consolidated financial statements

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 include the accounts of the Company and the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 94.0% general partnership interest as of June 30, 2012.  Total Operating Partnership units outstanding were 2,238,571 and 2,229,230 as of June 30, 2012 and December 31, 2011, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $344.6 million and $313.2 million, as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the Company owned or had ownership interests in 160 apartment communities, aggregating 33,015 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), five commercial buildings and nine active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard for fair value measurements as discussed later in Note 1), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses, interest and dividend income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statement of operations and comprehensive income.

As of June 30, 2012 and December 31, 2011, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of June 30, 2012 and December 31, 2011, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

As of June 30, 2012 and December 31, 2011 marketable securities consist of the following ($ in thousands):

	June 30, 2012
	Cost/	Gross
	Amortized	Unrealized
	Cost	Gain(Loss)	Fair Value
Available for sale:
Investment-grade unsecured bonds	$5,227	$(22)	$5,205
Investment funds - US treasuries	15,383	593	15,976
Common stock	42,970	721	43,691
Held to maturity:
Mortgage backed securities	49,294	-	49,294
Total	$112,874	$1,292	$114,166

	December 31, 2011
	Cost/	Gross
	Amortized	Unrealized
	Cost	Gain	Fair Value
Available for sale:
Investment-grade unsecured bonds	$3,615	$399	$4,014
Investment funds - US treasuries	11,783	121	11,904
Common stock	10,067	1,552	11,619
Held to maturity:
Mortgage backed securities	46,738	-	46,738
Total	$72,203	$2,072	$74,275

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three months ended June 30, 2012, the proceeds from sales of available for sales securities totaled $5.1 million which resulted in a $0.5 million gain. For the six months ended June 30, 2012 and 2011, the proceeds from sales of available for sale securities totaled $5.1 million and $28.0 million, respectively, which resulted in gains of $0.5 million and $4.5 million, respectively.

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

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,061,848 and 1,063,848 as of June 30, 2012 and December 31, 2011, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $163.4 million and $149.5 million, as of June 30, 2012 and December 31, 2011, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $201.4 million and $174.0 million, respectively, as of June 30, 2012 and $199.8 million and $171.5 million, respectively, as of December 31, 2011.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash payments made to those interest holders.  The remaining results of operations are generally allocated to the Company.  As of June 30, 2012 and December 31, 2011, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
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

Stock-based compensation expense for options and restricted stock totaled $0.4 million for the three months ended June 30, 2012 and 2011, and $0.8 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.  The intrinsic value of the stock options exercised during the three months ended June 30, 2012 and 2011 totaled $0.7 million and $2.0 million, respectively and $1.8 million and $3.0 million for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the intrinsic value of the stock options outstanding totaled $16.3 million.  As of June 30, 2012, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $4.9 million.  The cost is expected to be recognized over a weighted-average period of 1 to 6 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z-1 Incentive Units of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z-1 Units totaled $0.5 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively and $1.1 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.  Stock-based compensation for Z-1 units capitalized totaled $0.2 million and $0.1 million for the three months ended June 30, 2012, and 2011, respectively and $0.3 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the intrinsic value of the Z-1 Units subject to future vesting totaled $22.8 million.  As of June 30, 2012, total unrecognized compensation cost related to Z-1 Units subject to future vesting totaled $9.2 million.  The unamortized cost is expected to be recognized over the next fourteen years subject to the achievement of the stated performance criteria.

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

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and notes and other receivables approximate fair value as of June 30, 2012 and December 31, 2011, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $1.79 billion of fixed rate debt, including unsecured bonds, at June 30, 2012 is approximately $1.90 billion and the fair value of the Company’s $439.0 million of variable rate debt, excluding borrowings under the lines of credit, at June 30, 2012 is $417.7 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of June 30, 2012 due to the short-term maturity of these instruments.  The fair values of the Company’s investments in mortgage backed securities are approximately equal to the amortized cost carrying value of these securities.  Marketable securities and both the note payable and the swap related to multifamily revenue refunding bonds for the 101 San Fernando apartment community, are carried at fair value as of June 30, 2012, as discussed above and in Note 8.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management’s accounting estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities.  Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various office costs that clearly relate to projects under development.  The Company’s capitalized internal costs related to development and redevelopment projects totaled $1.1 million during each of the three months ended June 30, 2012 and 2011, respectively, and $2.2 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively, most of which relates to development projects.  These totals include capitalized salaries of $0.6 million for both the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $1.1 million for six months ended June 30, 2012 and 2011, respectively.

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the consolidated statement of operations equal to the amount by which the fair-value of the co-investment interest the Company previously owned exceeds its carrying value.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

(2)  Significant Transactions During the Second Quarter of 2012 and Subsequent Events

Acquisitions

In April, the Company purchased the joint venture partner’s membership interest in the co-investment Essex Skyline at MacArthur Place, a 349-unit premier high-rise apartment community containing luxury amenities located in Santa Ana, California, for a total purchase price of $85.0 million.  During the second quarter, the Company recorded promote income of $2.3 million included in interest and other income on the condensed consolidated statements of operations, earned as a result of achieving certain performance hurdles as defined in the joint venture agreement.  Upon the acquisition of partner’s membership interest, the property was consolidated and a gain on remeasurement of the Company’s co-investment interest of $21.9 million was recorded equal to the amount by which the fair value of the Company’s previously owned noncontrolling interest exceeded its carrying value.  The secured $80.0 million loan was repaid early as part of this transaction, and the property is now an unencumbered asset.

In June, the Company purchased Park Catalina, a 90-unit property located in the Koreatown submarket of Los Angeles, California containing a mix of studio, one and two bedrooms apartments, for a total purchase price of $23.7 million.  Also, at the end of June, the Company purchased The Huntington, a 276-unit property located in Huntington Beach, California containing a pool, spa, fitness center and clubhouse, for a purchase price of $48.3 million.  The Company assumed a $30.3 million loan secured by the property at a fixed rate of 5.7% for seven years.  The interest rate on the loan was unfavorable compared to currently available market rates for mortgage loans, and thus in conjunction with the purchase price allocation, the Company recorded a $4.3 million loan premium to reflect the debt at fair value.  This resulted in an effective interest rate for this loan of 3.3%.

In July, the Company purchased Montebello, a 248-unit property located in Kirkland, Washington, containing a mix of one, two and three bedroom units and townhomes, for a purchase price of $52.0 million from a related party entity.  The Company assumed a $26.5 million mortgage loan secured by the property at a fixed rate of 5.6% for eight years.  The interest rate on the loan was unfavorable compared to currently available market rates for mortgage loans, and thus in conjunction with the purchase price allocation, the Company is expected to record a $4.1 million loan premium to reflect the debt at fair value.  This results in an effective interest rate for this loan of 3.1%.

Development

In April, the Company acquired an entity that owns a land parcel in Emeryville, California for the development of a 190-unit apartment and total estimated costs of $58.2 million.  Initial occupancy is expected in the third quarter of 2014.

In June, the Company in a co-investment partnership with the Canada Pension Plan Investment Board (“CPPIB”), acquired two adjacent land parcels in San Francisco, California for the development of two nine story apartment communities containing a total of 463 units and approximately 9,300 square feet of retail space.  The Company expects initial occupancy in the second quarter of 2014 for a total estimated cost of $250 million.  The Company holds a 55% noncontrolling interest in the venture and will earn customary management fees and may earn a promoted interest if certain performance hurdles as defined in the joint venture agreement are achieved.

In July, the Company entered into an agreement to purchase a 121-unit community under construction in Valley Village a district of Los Angeles, California.  The Company made a $1.0 million deposit and will take ownership of the property upon receipt of a temporary certificate of occupancy for total estimated costs of $37.6 million, which is expected in the first quarter of 2014.

Co-investments

In early July, the Company made a $14.0 million preferred equity investment in a related party entity that owns an apartment community located in Cupertino, California.  The investment has a preferred return of 9.5% and matures in May 2016.  The Company will invest an additional $4.0 million in preferred equity to fund renovation costs.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)
Common Stock

During the second quarter, the Company sold 920,281 shares of common stock for $139.4 million, net of commissions, at an average per share price of $152.94.  Year to date through July, the Company has sold 1,769,989 shares of common stock for $268.2 million, net of commissions, at an average price of $153.01.

Mortgage Notes Payable

During late June, the Company repaid $137.7 million in secured mortgage loans with a weighted average interest rate of 5.6% related to eight communities with the net proceeds from the unsecured note offering announced in March 2012.  Also, the $80.0 million Essex Skyline secured loan was repaid in April.  The Company incurred $1.5 million in losses from early retirement of debt, and these nine communities are now unencumbered assets.

Unsecured Term Loan

In July, the Company increased the capacity of its five-year, $200 million unsecured term loan to $350 million, and the tiered pricing structure was reduced from LIBOR + 142.5 basis points to LIBOR + 130 basis points.  The $150 million of additional funds can be drawn between August and December 31, 2012.

Unsecured Line of Credit

In May, the Company amended its $425 million unsecured revolving credit facility by increasing the borrowing capacity to $500 million. The amended facility, which matures in December 2015, contains two one-year extension options and an accordion feature that allows the Company to borrow up to $600 million.  Based on the Company's current BBB credit rating, the facility carries an interest rate of LIBOR + 120 basis points and a facility fee of 20 basis points.

Interest Rate Swaps

During the second quarter, the Company entered into interest rate swap contracts with an aggregate notional amount of $125 million.  The first $50 million notional amount effectively converted the interest rate on the remaining $50 million of the $200 million term loan originated in the fourth quarter of 2011 to a fixed rate of 2.46%.  The remaining $75 million notional amount effectively fixed $75 million of the Company’s unsecured line of credit at 2.2%.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)
(3) Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.

The following table details the Company's co-investments (dollars in thousands):

	June 30,	December 31,
	2012	2011
Investments in joint ventures accounted for under the equity method of accounting:

Membership interest in Wesco I	$83,919	$75,588
Partnership interest in Fund II	61,560	64,294
Membership interest in a limited liability company that owns Essex Skyline at MacArthur Place	-	24,063
Total operating co-investments	145,479	163,945

Membership interests in limited liability companies that own and are developing Epic, Lync, Elkhorn, and Folsom and Fifth	130,870	62,897
Membership interest in a limited liability company that owns and is developing Expo	18,518	17,981
Membership interests in limited liability companies that own and are developing Fountain at La Brea and Santa Monica at La Brea	15,830	15,194
Total development co-investments	165,218	96,072

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a perferred return of 10.1%	89,986	88,075
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% and 10%	22,792	22,792
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 13%	12,755	12,528
Total preferred interest investments	125,533	123,395
Total co-investments	$436,230	$383,412

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)
The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	June 30,	December 31,
	2012	2011
Balance sheets:
Rental properties and real estate under development	$1,625,272	$1,659,078
Other assets	77,879	63,847

Total assets	$1,703,151	$1,722,925

Debt	$838,003	$900,095
Other liabilities	59,915	48,518
Equity	805,233	774,312

Total liabilities and equity	$1,703,151	$1,722,925

Company's share of equity	$436,230	$383,412

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Statements of operations:
Property revenues	$28,233	$24,084	$62,556	$42,596
Property operating expenses	(10,029)	(9,719)	(23,166)	(17,695)
Net property operating income	18,204	14,365	39,390	24,901

Interest expense	(7,792)	(10,549)	(16,337)	(15,410)
General and administrative	(920)	(38)	(1,716)	(1,022)
Depreciation and amortization	(8,876)	(9,943)	(22,772)	(18,006)

Net income (loss)	$616	$(6,165)	$(1,435)	$(9,537)

Company's share of net income (loss)	$3,111	$726	$5,451	$(647)

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30,	December 31,
	2012	2011

Note receivable, secured, bearing interest at 9.8%, paid in full January 2012	$-	$7,331
Note receivable, secured, bearing interest at 5.0%, due November 2012 (1)	875	12,428
Note receivable, secured, bearing interest at 8.8%, due December 2012	10,924	10,928
Note receivable, secured, bearing interest at LIBOR + 8.0%, due December 2012	6,372	6,422
Note receivable, secured, bearing interest at 8.0%, due November 2013	971	971
Note receivable, secured, effective interest at 9.6%, due February 2014	18,075	17,646
Note receivable, secured, bearing interest at 4.0%, due December 2014 (2)	3,212	3,221
Note and other receivables from affiliates	4,683	2,734
Other receivables	5,783	4,688
	$50,895	$66,369

(1) $12.4 million note receivable was contributed to the Elkhorn co-investment during the first quarter of 2012.  An additional $0.9     million note was funded in the second quarter of 2012 which was contributed to the co-investment in the third quarter.
(2) During the first quarter 2012, the Company amended the loan secured by Vacationer RV Park to extend the maturity date to December 2014.  Beginning January 1, 2012 the note which has a carrying value of $3.2 million, bears interest at a rate of 4%, and the borrower will fund an impound account for capital replacement.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

(5) Related Party Transactions

Management and other fees from affiliates include management, development and redevelopment fees from co-investments of $2.8 million and $1.4 million during the three months ended June 30, 2012 and 2011, respectively, and $5.2 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively.  All of these fees are net of intercompany amounts eliminated by the Company.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of The Marcus & Millichap Company, which is a holding company for certain real estate brokerage services and other subsidiary companies including Pacific Urban Residential (“PUR”).  During July 2012, the Company invested $14.0 million as a preferred equity interest investment in an entity affiliated with PUR that owns an apartment community in Cupertino, California.  The investment has a preferred return of 9.5% and matures in May 2016.  The Company will invest an additional $4.0 million in preferred equity to fund renovation costs.  Independent directors on the Company’s Board of Directors approved the investment in this entity.

Also during July 2012, the Company acquired Montebello, a 248 unit apartment community in Kirkland, Washington for $52.0 million from an entity affiliated with PUR.  The Company assumed a $26.5 million mortgage loan secured by the property at a fixed rate of 5.6% for eight years.  Independent directors on the Company’s Board of Directors approved the acquisition of this apartment community.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
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

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Southern California	$61,356	$55,330	$119,916	$109,193
Northern California	42,570	36,550	84,192	71,867
Seattle Metro	22,668	20,210	44,977	39,966
Other real estate assets	3,171	2,816	6,153	5,088
Total property revenues	$129,765	$114,906	$255,238	$226,114

Net operating income:
Southern California	$41,107	$36,173	$80,937	$71,559
Northern California	29,225	24,099	58,168	47,438
Seattle Metro	14,841	12,774	29,673	25,331
Other real estate assets	2,175	2,089	3,878	3,591
Total net operating income	87,348	75,135	172,656	147,919

Management and other fees from affiliates	2,796	1,420	5,240	2,645
Depreciation	(41,801)	(37,250)	(82,535)	(73,908)
General and administrative	(5,764)	(5,385)	(11,164)	(10,659)
Cost of management and other fees	(1,611)	(1,073)	(3,251)	(1,997)
Interest expense before amortization	(24,659)	(22,710)	(49,316)	(44,518)
Amortization expense	(2,882)	(2,736)	(5,754)	(5,590)
Interest and other income	5,455	2,628	7,868	9,616
Equity income (loss) from co-investments	3,111	726	5,451	(647)
Gain on remeasurement of co-investment	21,947	-	21,947	-
Loss on early retirement of debt	(1,450)	(253)	(1,450)	(253)
Income from continuing operations	$42,490	$10,502	$59,692	$22,608

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Assets:
Southern California	$1,682,453	$1,478,018
Northern California	1,247,579	1,241,320
Seattle Metro	589,653	579,612
Other real estate assets	89,577	94,088
Net reportable operating segment - real estate assets	3,609,262	3,393,038
Real estate under development	55,343	44,280
Cash and cash equivalents	27,810	35,463
Marketable securities	114,166	74,275
Co-investments	436,230	383,412
Notes and other receivables	50,895	66,369
Other non-segment assets	45,410	40,127
Total assets	$4,339,116	$4,036,964

(7)  Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$37,078	34,571	$1.07	$5,135	32,041	$0.16
Income from discontinued operations available to common stockholders	-	34,571	-	5,190	32,041	0.16
	37,078		$1.07	10,325		$0.32

Effect of Dilutive Securities (1)	54	137		-	94

Diluted:
Income from continuing operations available to common stockholders	37,132	34,708	$1.07	5,135	32,135	$0.16
Income from discontinued operations available to common stockholders	-	34,708	-	5,190	32,135	0.16
	$37,132		$1.07	$10,325		$0.32

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Income	Weighted Average Common Shares	Per Common Share Amount	Income	Weighted Average Common Shares	Per Common Share Amount
Basic:
Income before discontinued operations available to common stockholders	$50,379	34,299	$1.47	$13,183	31,755	$0.41
Income from discontinued operations available to common stockholders	9,421	34,299	0.27	5,560	31,755	0.18
	59,800		$1.74	18,743		$0.59

Effect of Dilutive Securities (1)	108	132		-	89

Diluted:
Income from continuing operations available to common stockholders (1)	50,487	34,431	1.47	$13,183	31,844	0.41
Income from discontinued operations available to common stockholders	9,421	34,431	0.27	5,560	31,844	0.18
	$59,908		$1.74	$18,743		$0.59

(1)
Weighted average convertible limited partnership units of 2,239,057 and 2,230,354, which includes vested Series Z incentive units, for the three months ended June 30, 2012, and 2011, respectively, and 2,242,112 and 2,230,354 for the six months ended June 30, 2012 and 2011, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  Income allocated to convertible limited partnership units, which includes vested Series Z units, aggregating $2.5 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and $4.1 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively, have been excluded from income available to common stock holders for the calculation of diluted income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 29,500 and 41,250 for the three and six months ended June 30, 2011, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

All shares of Series G cumulative convertible preferred stock have been excluded in diluted earnings per share for the three and six months ended June 30, 2011, as the effect was anti-dilutive.

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

During the fourth quarter of 2011, the Company entered into four interest rate swap contracts with an aggregate notional amount of $150 million that effectively fixed the interest rate on $150 million of the $200 million unsecured term loan at 2.66% through November 2016.   During the second quarter, the Company entered into interest rate swap contracts with an aggregate notional amount of $125 million.  The first $50 million notional amount effectively converted the interest rate on the remaining $50 million of the $200 million term loan originated in fourth quarter of 2011 to a fixed rate of 2.46%.  The remaining $75 million notional amount effectively fixed $75 million of the Company’s unsecured line of credit at 2.2%.  These derivatives qualify for hedge accounting.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

As of June 30, 2012 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $202.3 million of the Company’s tax exempt variable rate debt.  As of June 30, 2012 and December 31, 2011 the aggregate carrying value of the interest rate swap contracts was a liability of $5.0 million and $1.4 million, respectively, and the aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million and $0.2 million, respectively.

During July 2010, the Company entered into a swap transaction (the “Swap”) with respect to $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the Swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the Bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at anytime commencing in July 2011 and by Citibank if certain events occur.  Upon termination of the Swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the Swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation. As of June 30, 2012 and December 31, 2011 the fair value of the Swap was a liability of $1.1 million and $1.8 million, respectively.

(9)  Discontinued Operations

The Company classifies real estate as "held for sale" when the sale is considered to be probable.

During the first quarter of 2012, the Company sold Tierra Del Sol/Norte, a 156 unit community located in the San Diego, California for $17.2 million for a gain of $7.0 million.  Also in the first quarter, the Company sold Alpine Country, a 108 unit community located in San Diego metropolitan area, for $11.1 million for a gain of $3.9 million.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Rental revenues	$-	$1,006	$608	$2,347
Property operating expenses	-	(459)	(260)	(1,024)
Depreciation and amortization	-	(261)	(94)	(636)
Income from real estate sold	-	286	254	687
Gain on sale	-	5,854	10,870	5,854
Internal dispositon costs	-	(589)	(1,087)	(589)
Income from discontinued operations	$-	$5,551	$10,037	$5,952

(10)  Commitments and Contingencies

As of June 30, 2012, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080.  Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under land leases and operating leases, are approximately $1.6 million per year for the next five years.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

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

The Company may enter into transactions that may require the Company to pay the tax liabilities of the partners in the Operating Partnership or in the DownREIT entities.  These transactions are within the Company’s control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code, the Company can provide no assurance that it will be able to do so and if such tax liabilities are incurred they may have a material impact on the Company’s financial position.

There have been a number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of June 30, 2012, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

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

The Company provides loan and construction completion guarantees in order to fulfill the lenders’ standard financing requirements related to the construction of the Company’s co-investment developments.  The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of the Fountain at La Brea and Santa Monica at La Brea communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for Fountain at La Brea and Santa Monica at La Brea.  The outstanding balance for the loans is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of June 30, 2012 was $38.7 million based on the aggregate outstanding debt amount.

The outstanding balance for the construction loan is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The construction completion guarantee is for the life of the loan, which is scheduled to mature on July 1, 2014, with two, one-year extension options at the Expo joint venture’s option.  As of June 30, 2012, the Company was in compliance with all terms of the construction loan and the construction of the community is expected to be completed on time and within budget.  The maximum exposure of the guarantee as of June 30, 2012 was $76.0 million based on the construction costs that were budgeted to be incurred to complete the construction.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

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

As of June 30, 2012, the Company had ownership interests in 160 apartment communities, comprising 33,015 apartment units, excluding the Company’s ownership in preferred interest co-investments.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2012, the Company also had ownership interests in five commercial buildings with approximately 315,900 square feet.

As of June 30, 2012, the Company’s development pipeline was comprised of two consolidated projects under development, seven unconsolidated joint venture projects under development, one unconsolidated joint venture predevelopment project and three consolidated land parcels held for future development or sale aggregating 2,985 units, with total incurred costs of $403.2 million, and estimated remaining project costs of approximately $595.5 million for total estimated project costs of $998.7 million.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2012		As of June 30, 2011
	Apartment Units	%	Apartment Units	%
Southern California	13,656	49%	13,068	49%
Northern California	8,206	29%	7,817	29%
Seattle Metro	6,168	22%	5,979	22%
Total	28,030	100%	26,864	100%

Co-investments including Fund II and Wesco I communities, and preferred equity co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended June 30, 2012 and 2011) decreased 60 basis points to 96.2% as of June 30, 2012 from 96.8% as of June 30, 2011.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended March 31, 2012 and 2011 is as follows:

	Three months ended
	June 30,
	2012	2011
Southern California	95.9%	96.6%
Northern California	96.6%	97.2%
Seattle Metro	96.1%	96.7%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2012	2011	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	60	$56,437	$54,542	$1,895	3.5%
Northern California	33	39,420	35,956	3,464	9.6
Seattle Metro	28	21,060	19,510	1,550	7.9
Total Quarterly Same-Property revenues	121	116,917	110,008	6,909	6.3
Quarterly Non-Same Property Revenues (1)		12,848	4,898	7,950	162.3
Total property revenues		$129,765	$114,906	$14,859	12.9%

(1)	Includes seven communities acquired after January 1, 2011, one redevelopment community, five development communities, and three commercial buildings.

Quarterly Same-Property Revenues increased by $6.9 million or 6.3% to $116.9 million in the second quarter of 2012 from $110.0 million in the second quarter of 2011.  The increase was primarily attributable to an increase in scheduled rents of $7.2 million as reflected in an increase of 6.8% in average rental rates from $1,371 per unit in the second quarter of 2011 to $1,464 per unit in the second quarter of 2012.  Scheduled rents increased by 3.9%, 10.1%, and 8.9% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income also increased $0.3 million and $0.2 million, respectively, compared to the second quarter of 2011.  Quarterly Same-Property financial occupancy decreased 60 basis points which contributed to a decrease of $1.2 million in revenues.  On a sequential basis the Company experienced quarterly same-property revenue growth from the first quarter of 2012 to the second quarter of 2012 of 1.0%, resulting from sequential revenue growth in all three regions mainly driven by a 1.8% increase in scheduled rent offset by a 70 basis point decrease in occupancy compared to the first quarter of 2012.

Index

Quarterly Non-Same Property Revenues increased by $8.0 million or 162% to $12.8 million in the second quarter of 2012 from $4.9 million in the second quarter of 2011.  The increase was primarily due to revenue generated from five development communities (Via, Allegro, Bellerive, Muse, and Santee Village) seven communities acquired or consolidated since January 1, 2011 (Bernard, 1000 Kiely, Delano/Bon Terra, Reed Square, Park Catalina, The Huntington, and Essex Skyline at MacArthur Place).

Management and Other Fees increased by $1.4 million in the second quarter of 2012 as compared to the first quarter of 2011.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed in 2011 and 2012 to develop Epic, Expo, Lync, Elkhorn, Folsom and Fifth, Fountain at La Brea, and Santa Monica at La Brea development projects.

Property operating expenses, excluding real estate taxes increased $1.8 million or 6.1% to $30.7 million in the second quarter of 2012 from $28.9 million in the second quarter of 2011, primarily due to the acquisition of seven communities and the lease-up of five development properties.  Quarterly Same-Property operating expenses excluding real estate taxes, were consistent with the prior year and only increased by $0.1 million or 0.4% for the second quarter of 2012 compared to the second quarter of 2011.

Real Estate taxes increased by $0.9 million or 8.1% for the second quarter of 2012 compared to the second quarter of  2011, due primarily to the acquisition of seven communities and expensing property taxes instead of capitalizing the cost for communities that were previously under development.  Quarterly Same-Property real estate taxes increased by $0.2 million or 1.8% for second quarter of 2012 compared to the second quarter of 2011 due to an increase of 2% in property taxes for the majority of the properties located in California regulated by Prop. 13 as offset by a reduction in assessed property valuations for select communities located in California.

Depreciation expense increased by $4.6 million or 12.2% for the second quarter of 2012 compared to the second quarter of 2011, due to the acquisition of seven communities and the lease-up of five development properties.  Also, the increase is due to the capitalization of approximately $17.3 million in additions to rental properties in the second quarter of 2012, including $9.0 million spent on redevelopment, $1.0 million spent on revenue generating capital and $1.1 million spent on recent acquisitions, and the capitalization of approximately $95.3 million in additions to rental properties for 2011, including $45.1 million spent on redevelopment, $16.4 million spent on improvements to recent acquisitions, and $7.6 million spent on revenue generating capital.

Cost of management and other fees increased $0.5 million for the second quarter of 2012 compared to 2011 primarily due to an increase in administrative costs due to hiring of additional staff to assist with the management of the Company’s co-investments including Wesco I and II and the development joint ventures formed in 2011 and 2012.

Interest expense before amortization increased by $1.9 million or 8.6% for the second quarter of 2012 compared to the second quarter of 2011, primarily due to the payoff of the $250 million secured line of credit in the fourth quarter of 2011 which had an average interest rate of 1.3%.  The Company replaced the secured line with debt at an average interest rate of 2.6%.  Also, on March 31, 2011, the Company sold $150 million of unsecured bonds with an interest rate of 4.4%, and thus the increase in interest expense is also due to an increase in average outstanding debt in the second quarter of 2012 as compared to the second quarter of 2011.  Finally, there was a decrease of $0.1 million in capitalized interest in the second quarter of 2012 compared to the second quarter of 2011.

Interest and other income increased by $2.8 million for the second quarter of 2012 compared to the second quarter of 2011 due to $2.3 million of promote income earned from achieving certain performance hurdles related to the Essex Skyline co-investment and the sale of marketable securities for a gain of $0.5 million in the second quarter of 2012.

Equity income (loss) in co-investments increased $2.4 million in the second quarter of 2012 to income of $3.1 million compared to $0.7 million in the second quarter of 2012 primarily due to the income of $3.2 million related to the Company’s preferred equity investments made in 2011 including the Wesco II preferred equity investment made in the fourth quarter of 2011 which earned $2.2 million in the second quarter of 2012.

Gain on remeasurement of co-investment of $21.9 million recorded in the second quarter of 2012 relates to the acquisition of the joint venture partner’s membership interest of the Essex Skyline co-investment and consolidation of the property.  A gain of $21.9 million was recorded due to the remeasurement of the Company’s co-investment interest which was equal to the amount by which the fair value of the Company’s previously owned noncontrolling interest exceeds its carrying value.

Income from discontinued operations for the second quarter of 2012 was $0 as compared to $5.5 million for the second quarter of 2011 due to the sale of Woodlawn Colonial for $16.0 million at a gain of $5.2 million, net of internal disposition costs.

Index

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for the second quarter of 2011 was $1.9 million due to the redemption of all of the Series B preferred units, which resulted in excess of cash paid of $1.0 million over the carrying value of Series B preferred units and the redemption of Series F preferred stock which resulted in excess of cash paid of $0.9 million over the carrying value of Series F preferred stock due to deferred offering costs and original issuance discounts.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Our average financial occupancies for the Company’s stabilized apartment communities or “2012/2011 Same-Properties” (stabilized properties consolidated by the Company for the six months ended June 30, 2012 and 2011) decreased 20 basis points to 96.5% for the six months ended June 30, 2012 from 96.7% for the six months ended June 30, 2011.  The regional breakdown of the Company’s 2012/2011 Same-Property portfolio for financial occupancy for the six months ended June 30, 2012 and 2011 is as follows:

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended
	June 30,
	2012	2011
Southern California	96.3%	96.4%
Northern California	97.0%	97.1%
Seattle Metro	96.4%	96.7%

The following table provides a breakdown of revenue amounts, including revenues attributable to the 2012/2011 Same-Property portfolio:

		Six Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2012	2011	Change	Change
Property Revenues (dollars in thousands)
2012/2011 Same-Properties:
Southern California	60	$112,627	$108,238	$4,389	4.1%
Northern California	33	78,227	71,259	6,968	9.8
Seattle Metro	28	41,853	38,592	3,261	8.4
Total 2012/2011 Same-Property revenues	121	232,707	218,089	14,618	6.7
2012/2011 Non-Same Property Revenues (1)		22,531	8,025	14,506	180.8
Total property revenues		$255,238	$226,114	$29,124	12.9%

(1)	Includes seven communities acquired after January 1, 2011, one redevelopment community, five development communities, and three commercial buildings.

2012/2011 Same-Property Revenues increased by $14.6 million or 6.7% to $232.7 million for the six months ended June 30, 2012 from $218.1 million for the six months ended June 30, 2011.  The increase was primarily attributable to an increase in scheduled rents of $13.9 million as reflected in an increase of 6.6% in average rental rates from $1,362 per unit for the six months ended June 30, 2011 to $1,451 per unit for the six months ended June 30, 2012.  Scheduled rents increased by 3.7%, 9.8%, and 8.6% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income also increased $0.7 million and $0.6 million, respectively, compared to the six months ended June 30, 2011.  2012/2011 Same-Property financial occupancy decreased 20 basis points which contributed to a decrease of $1.1 million in revenues.

2012/2011 Non-Same Property Revenues increased by $14.5 million or 181% to $22.5  million for the six months ended June 30, 2012 from $8.0 million for the six months ended June 30, 2011.  The increase was primarily due to revenue generated from five development communities (Via, Allegro, Bellerive, Muse, and Santee Village), seven communities acquired or consolidated since January 1, 2011 (Bernard, 1000 Kiely, Delano/Bon Terra, Reed Square, Park Catalina, The Huntington, and Essex Skyline at MacArthur Place) and the acquisition of the Santa Clara retail center.

Management and Other Fees increased by $2.6 million for the six months ended June 30, 2012 as compared to for the six months ended June 30, 2011.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed in 2011 and 2012 to develop Epic, Expo, Lync, Elkhorn, Folsom and Fifth, Fountain at La Brea, and Santa Monica at La Brea development projects.

Index

Property operating expenses, excluding real estate taxes increased $2.7 million or 4.7% to $59.5 million for the six months ended June 30, 2012  from $56.8 million for the six months ended June 30, 2011, primarily due to the acquisition of seven communities and one retail center, and the lease-up of five development properties.  2012/2011 Same-Property operating expenses excluding real estate taxes, decreased by $0.2 million or 0.4% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due mainly to a decrease of $0.2 million in utility expense.

Real Estate taxes increased by $1.7 million or 7.9% for the six months ended June 30, 2012 compared to the six months ended June 30, 2012, due primarily to the acquisition of seven communities and one retail center and expensing property taxes instead of capitalizing the cost for communities that were previously under development.  2012/2011 Same-Property real estate taxes increased by $0.3 million or 1.4% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to an increase of 2.0% in property taxes for the majority of the properties located in California regulated by Prop. 13 as offset by a reduction in assessed property valuations for select communities located in California.

Depreciation expense increased by $8.6 million or 11.7% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to the acquisition of seven communities and one retail center and the lease-up of five development properties.  Also, the increase is due to the capitalization of approximately $27.6 million in additions to rental properties during the first six months of 2012, including $17.1 million spent on redevelopment, $3.6 million spent on recent acquisitions, and $1.6 million of revenue generating capital, and the capitalization of approximately $95.3 million in additions to rental properties for 2011, including $45.1 million spent on redevelopment, $16.4 million spent on improvements to recent acquisitions, and $7.6 million on revenue generating capital.

Cost of management and other fees increased $1.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase in administrative costs due to hiring of additional staff to assist with the management of the Company’s co-investments including Wesco I and II and the development joint ventures formed in 2011 and 2012.

Interest expense before amortization increased by $4.8 million or 10.8% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to the payoff of the $250 million secured line of credit in the fourth quarter of 2011 which had an average interest rate of 1.3%.  The Company replaced the secured line with debt at an average interest rate of 2.6%.  Also, on March 31, 2011, the Company sold $150 million of unsecured bonds with an interest rate of 4.4%, and thus the increase in interest expense is also due to an increase in average outstanding debt in the first half of 2012 compared to the first half of 2011.  Finally, there was a decrease of $0.6 million in capitalized interest for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Interest and other income decreased by $1.7 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to $2.3 million of promote income earned from achieving certain performance hurdles related to the Essex Skyline co-investment and the sale of marketable securities for a gain of $0.5 million for the six months ended June 30, 2012, compared to a gain of $4.5 million from the sale of marketable securities for the six months ended June 30, 2011.

Equity income (loss) in co-investments increased $6.1 million for the six months ended June 30, 2012 to income of $5.5 million compared to a loss of $0.6 million for the six months ended June 30, 2011 primarily due to the income of $6.5 million related to the Company’s preferred equity investments made in 2011 including the Wesco II preferred equity investment made in the fourth quarter of 2011 which earned $4.4 million for the six months ended June 30, 2012.

Income from discontinued operations for the six months ended June 30, 2012 was $10.0 million and included a gain of $9.8 million from the sale of Tierra del Sol/Norte and Alpine Country along with the operating results for these properties net internal disposition costs.  For the six months ended June 30, 2011, discontinued operations was $6.0 million and included a gain of $5.2 million from the sale of Woodlawn Colonial net of internal disposition costs, and the operating results of these two properties sold in 2012.

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for the six months ended June 30, 2011 was $1.9 million due to the redemption of all of the Series B preferred units, which resulted in excess of cash paid of $1.0 million over the carrying value of Series B preferred units and the redemption of Series F preferred stock which resulted in excess of cash paid of $0.9 million over the carrying value of Series F preferred stock due to deferred offering costs and original issuance discounts.

Index

Liquidity and Capital

As of June 30, 2012, Standard and Poor's (“S&P”) and Moody’s Investors Service credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB/Stable and Baa2/Stable, respectively.  Also, Fitch Ratings ("Fitch") assigned a BBB issuer rating to Essex Portfolio, L.P., and the rating outlook is positive.

As of June 30, 2012, the Company had $4.1 million of unrestricted cash and cash equivalents and $114.2 million in marketable securities, of which $64.9 million were held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two lines of credit aggregating $525 million as of June 30, 2012.  The Company has a $500 million unsecured line of credit with an accordion option to $600 million.  As of June 30, 2012 there was a $240 million balance on this unsecured line.  The underlying interest rate on the $500 million line is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR + 1.20% as of June 30, 2012.  This facility matures in December 2015 with two one-year extensions, exercisable by the Company.  The Company has a working capital unsecured line of credit agreement for $25 million.  As of June 30, 2012 there was a $17.1 million balance outstanding on this unsecured line.  The underlying interest rate on the $25 million line is based on a tiered rate structure tied to the Company's credit ratings on the credit facility of LIBOR  + 1.20%.

During the six months ended June 30, 2012, the Company entered into an agreement for $200 million of private placement unsecured notes for a term of 9-years at an all-in rate of 4.3%. During the second quarter, the Company issued $150 million of these private placement unsecured notes, $100 million at a rate of 4.27% and $50 million at a rate of 4.30%.  The notes were forward funded with the remaining $50 million to close at the end of August of 2012 at a rate of 4.37%.

The net proceeds from the note offering were used to prepay secured mortgage debt prior to coming due in late 2012 and 2013 at an average rate of 5.6%.  As a result of the prepayment of the Skyline loan and the prepayment of secured debt coming due in 2012 and 2013, the Company incurred $1.5 million of prepayment penalties and write-offs of deferred charges during the second quarter of 2012.  The Company expects to use additional proceeds from the unsecured private placement note offering announced in March 2012 to repay secured debt maturing in 2013 related to five communities.  As a result, the Company expects to incur up to $1.0 million of prepayment penalties and write-offs of deferred charges in the third quarter, and these five communities will become unencumbered assets.

In July, the Company increased the capacity of its $200 million unsecured term loan originated in the fourth quarter of 2011 to $350 million, and the tiered pricing structure was reduced from LIBOR + 142.5 basis points to LIBOR + 130 basis points.  The $150 million of additional funds can be drawn between August and December 31, 2012.

During the second quarter, the Company entered into interest rate swap contracts with an aggregate notional amount of $125 million.  The first $50 million notional amount effectively converted the interest rate on $50 million of the $200 million term loan originated in fourth quarter of 2011 to a fixed rate of 2.46%.  The remaining $75 million notional amount effectively fixed $75 million of the Company’s unsecured line of credit at 2.2%, and the Company expects to use these interest rate swap contracts to hedge the variable rate $150 million unsecured term loan when the proceeds are drawn before the end of 2012.  These derivatives qualify for hedge accounting.

In January 2011, additional banks entered into equity distribution agreements with the Company including Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc., and in 2012 Citigroup Global Markets Inc.  Pursuant to its equity distribution program the Company issued 2,459,947 shares of common stock for $323.9 million, net of fees and commissions, during the year ended December 31, 2011.  During the second quarter of 2012, the Company sold 920,281 shares of common stock for $139.4 million, net of commissions, at an average per share price of $152.94.  From December 31, 2011 through August 2, 2012, the Company has sold 1,769,989 shares of common stock for $268.2 million, net of commissions at an average price of $153.01.

Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt, acquire apartment communities and fund the development pipeline.  As of August 2, 2012, the Company may sell an additional 2,841,590 shares under the current equity distribution program.

Index

As of June 30, 2012, the Company’s mortgage notes payable totaled $1.6 billion which consisted of $1.4 billion in fixed rate debt with interest rates varying from 4.3% to 6.4% and maturity dates ranging from 2012 to 2021 and $239.0 million of variable rate debt with a weighted average interest rate of 1.8% ($202.3 million of the variable debt is tax-exempt variable rate demand notes).  The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2039, and $187.8 million are subject to interest rate caps.

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

During the fourth quarter of 2011, the Company entered into four interest rate swap contracts with an aggregate notional amount of $150 million that effectively fixed the interest rate on $150 million of the $200 million unsecured term loan at 2.66% through November 2016.  During April 2012, the Company entered into additional interest rate swap contracts with a notional amount totaling $50 million, which effectively converted the interest rate on $50 million of the term loan to fixed rate of 2.46%. These derivatives qualify for hedge accounting.  During the second quarter, the Company entered into interest rate swap contracts with an aggregate notional amount of $125 million.  The first $50 million notional amount effectively converted the interest rate on $50 million of the $200 million term loan originated in fourth quarter of 2011 to a fixed rate of 2.46%.  The remaining $75 million notional amount effectively fixed $75 million of the Company’s unsecured line of credit at 2.2%, and the Company expects to use these interest rate swap contracts to hedge the variable rate $150 million unsecured term loan when the proceeds are drawn before the end of 2012.  These derivatives qualify for hedge accounting.

As of June 30, 2012 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $202.3 million of the Company’s tax exempt variable rate debt.  As of June 30, 2012 and December 31, 2011 the aggregate carrying value of the interest rate swap contracts was a liability of $5.0 million and $1.4 million, respectively, and the aggregate carrying value of the interest rate cap contracts was an asset of $0.1 million and $0.2 million, respectively.

During July 2010, the Company entered into a swap transaction (the “Swap”) with respect to $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community (the “Bonds”) with Citibank, N.A. (“Citibank”).  This swap is not designated as a hedge; accordingly the change in fair value of the swap is recorded as a gain or loss in the Company’s consolidated statement of operations.  Under the terms of the Swap, the Company pays a variable amount equal to the SIFMA Index plus a fixed spread on a notional amount that starts at $35.2 million and over the three-year term of the Swap increases ratably to $38.0 million.  In return, Citibank pays an amount equal to the coupon on the Bonds multiplied by the outstanding par value of the Bonds, $38.0 million.  The Swap has a termination date of July 12, 2013 and may be terminated by the Company at any time commencing in July 2011 and by Citibank if certain events occur.  Upon termination of the Swap, whether early or on the stated termination date, a payment based on the change in value of the Bonds will occur.  Should the Bonds decline in value from the $35.2 million value of the Bonds at the inception of the Swap, the Company will be obligated to make a payment equal to 100% of the price depreciation.  Should the Bonds increase in value, Citibank will be obligated to make a payment equal to approximately 85% of the price appreciation.  As of June 30, 2012 and December 31, 2011 the fair value of the Swap was a liability of $1.1 million and $1.8 million, respectively.

Index

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of June 30, 2012, the Company had two consolidated development projects, and seven unconsolidated joint venture development projects aggregating 2,495 units for an estimated cost of $934.4 million, of which $595.5 million remains to be expended.

The Company owned one predevelopment project consisting of 192 units with an aggregate carrying value of $19.8 million as of June 30, 2012.  In addition, the Company owned three land parcels held for future development or sale aggregating an estimated 298 units as of June 30, 2012.  The aggregate carrying value for these three land parcels was $44.5 million as of June 30, 2012.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

In August, the Company’s co-investment partnership with CPPIB expects to acquire a land parcel located in San Mateo, California on which the joint venture currently holds a note receivable secured by the land.   The joint venture expects to develop a 197-unit community on the site for a total estimated cost of $76.1 million, and initial occupancy is expected in the second quarter of 2014.  The Company holds a 55% noncontrolling interest in the venture and will earn customary management fees and may earn a promoted interest if certain performance hurdles as defined in the joint venture agreement are achieved.

Redevelopment

The Company defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  The Company’s redevelopment strategy strives to improve the financial and physical aspects of the Company’s redevelopment apartment communities and to target at least an 8 to 10 percent return on the incremental renovation investment.  Many of the Company’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of June 30, 2012, the Company had five redevelopment communities aggregating 1,056 apartment units with estimated redevelopment costs of $63.5 million, of which approximately $28.1 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million that were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of June 30, 2012, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco I, with an institutional partner for a total equity commitment of $200 million.  Each partner’s equity commitment is $100 million, and Wesco I will utilize leverage equal to approximately 50% to 60%.  The Company has contributed $88.2 million to Wesco I, and as of June 30, 2012, Wesco owned six apartment communities with 2,013 units.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions and material dispositions. The joint venture has an investment period of up to two years.  The Company will receive asset and property management fees, and may earn a promoted interest.  The Company accounts for this joint venture on the equity method.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company’s management to exercise their most difficult, subjective and complex judgments. The Company’s critical accounting policies and estimates relate principally to the following key areas: (i) consolidation under applicable accounting standards for entities that are not wholly owned; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; (iii) internal cost capitalization; and (iv) qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from those estimates made by management.

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

The following table sets forth the Company’s calculation of FFO and Core FFO for the three and six months ended June 30, 2012 and 2011 (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income available to common stockholders	$37,078	$10,325	$59,800	$18,743
Adjustments:
Depreciation and amortization	41,801	37,511	82,629	74,544
Gains not included in FFO, net of internal disposition costs	(21,947)	(5,265)	(31,730)	(5,265)
Depreciation add back from unconsolidated co-investments	3,312	1,957	7,643	4,838
Noncontrolling interests related to Operating Partnership units	2,502	987	4,092	1,619
Depreciation attributable to third party of co-investments	(303)	(261)	(592)	(523)
Funds from operations	$62,443	$45,254	$121,842	$93,956
Funds from operations per share - diluted	$1.69	$1.32	$3.32	$2.76

Non-core items:
Co-investment promote income	(2,299)	-	(2,299)	-
Loss on early retirement of debt	1,450	253	1,450	253
Gain on sales of marketable securities	(521)	-	(521)	(4,543)
Acquisition costs	312	510	498	840
Excess of cash paid to redeem preferred stock and units over the carrying value	-	1,949	-	1,949
Core Funds from operations	$61,385	$47,966	$120,970	$92,455
Core Funds from operations per share-diluted	$1.66	$1.40	$3.30	$2.71
Weighted average number shares outstanding diluted (1)	36,947,477	34,365,418	36,672,683	34,079,471

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

Index

Net Operating Income (“NOI”)

Same-property net operating income (“NOI”) is considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of operations.   The presentation of same-property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities.  In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  The Company defines same-property NOI as same-property revenue less same-property operating expenses, including property taxes.  Please see the reconciliation of earnings from operations to same-property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Earnings from operations	$40,968	$32,847	$80,946	$64,000
Adjustments:
General and administrative	5,764	5,385	11,164	10,659
Cost of management and other fees	1,611	1,073	3,251	1,997
Depreciation	41,801	37,250	82,535	73,908
Management and other fees from affiliates	(2,796)	(1,420)	(5,240)	(2,645)
Net operating income	87,348	75,135	172,656	147,919
Less: Non same-property net operating income	(8,693)	(3,092)	(15,009)	(4,853)
Same-property net operating income	$78,655	$72,043	$157,647	$143,066

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of June 30, 2012, the Company has entered into nine interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $275.0 million of the variable rate five-year unsecured term debt.  As of June 30, 2012, the Company also had $202.3 million of variable rate indebtedness, of which $187.8 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of June 30, 2012.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of June 30, 2012.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2012.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$275,000	2016-2017	$(4,976)	1,264	(10,241)
Interest rate caps	187,787	2013-2016	30	157	2
Total cash flow hedges	$462,787	2013-2017	$(4,946)	$1,421	$(10,239)

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

For the Years Ended	2012	2013	2014	2015		2016		Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$12,051	58,410	66,076	69,624		162,783		1,422,746		$1,791,690	$1,897,510
Average interest rate	4.9%	5.6%	5.4%	5.3%		4.4%		5.3%		5.1%
Variable rate debt	$-	36,650	17,102	240,000	(1)	200,000	(2)	202,305	(3)	$696,057	$674,792
Average interest rate	-%	1.7%	1.6%	2.1%		2.6%		1.9%		2.1%

(1)	$75.0 million subject to interest rate swap agreements.
(2)	$200.0 million subject to interest rate swap agreements.
(3)	$187.8 million subject to interest rate caps.

The table incorporates only those exposures that exist as of June 30, 2012; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of June 30, 2012, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

Item 6: Exhibits

A.	Exhibits

10.1	First Amendment to Amended and Restated Revolving Credit Agreement, dated May 31, 2012.

10.2	Modification Agreement, dated July 30, 2012.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 3, 2012

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)