Form 10-Q
period 2012-09-30
ESSEX PROPERTY TRUST INC
filed 2012-11-05
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  36,528,212 shares of Common Stock as of November 1, 2012.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
Assets	2012	2011
Real estate:
Rental properties:
Land and land improvements	$934,282	$860,661
Buildings and improvements	3,823,382	3,452,403

	4,757,664	4,313,064
Less accumulated depreciation	(1,037,663)	(920,026)

	3,720,001	3,393,038
Real estate under development	60,020	44,280
Co-investments	477,967	383,412

	4,257,988	3,820,730
Cash and cash equivalents-unrestricted	1,943	12,889
Cash and cash equivalents-restricted	24,934	22,574
Marketable securities	141,573	74,275
Notes and other receivables	50,316	66,369
Prepaid expenses and other assets	36,517	22,682
Deferred charges, net	21,401	17,445

Total assets	$4,534,672	$4,036,964

Liabilities and Equity
Mortgage notes payable	$1,571,821	$1,745,858
Unsecured debt	962,008	465,000
Lines of credit	61,872	150,000
Accounts payable and accrued liabilities	76,828	48,324
Construction payable	4,266	6,505
Dividends payable	44,377	39,611
Derivative liabilities	7,174	3,061
Other liabilities	20,886	20,528

Total liabilities	2,749,232	2,478,887
Commitments and contingencies
Cumulative convertible Series G preferred stock	4,349	4,349
Equity:
Cumulative redeemable Series H preferred stock at liquidation value	73,750	73,750
Common stock, $.0001 par value, 656,020,000 shares authorized 35,714,182 and 33,888,082 shares issued and outstanding	3	3
Additional paid-in capital	2,116,531	1,844,611
Distributions in excess of accumulated earnings	(448,142)	(408,066)
Accumulated other comprehensive loss, net	(76,449)	(72,771)
Total stockholders' equity	1,665,693	1,437,527
Noncontrolling interest	115,398	116,201
Total equity	1,781,091	1,553,728
Total liabilities and equity	$4,534,672	$4,036,964

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental and other property	$135,070	$117,226	$390,308	$343,340
Management and other fees	3,072	1,940	8,312	4,585
	138,142	119,166	398,620	347,925
Expenses:
Property operating, excluding real estate taxes	32,951	29,642	92,421	86,426
Real estate taxes	12,358	11,208	35,470	32,619
Depreciation	43,041	37,881	125,575	111,786
General and administrative	5,276	4,966	16,440	15,626
Cost of management and other fees	1,642	1,164	4,893	3,161
	95,268	84,861	274,799	249,618

Earnings from operations	42,874	34,305	123,821	98,307

Interest expense before amortization	(25,064)	(22,096)	(74,380)	(66,612)
Amortization expense	(2,927)	(2,936)	(8,681)	(8,527)
Interest and other income	3,003	2,741	10,869	12,357
Equity income (loss) in co-investments	3,547	317	8,998	(330)
Gain on remeasurement of co-investment	-	-	21,947	-
Loss on early retirement of debt	(1,211)	(567)	(2,661)	(820)
Income from continuing operations	20,222	11,764	79,913	34,375
Income (loss) from discontinued operations	-	(679)	10,037	5,273
Net income	20,222	11,085	89,950	39,648
Net income attributable to noncontrolling interest	(2,635)	(2,031)	(9,827)	(7,882)
Net income attributable to controlling interest	17,587	9,054	80,123	31,766
Dividends to preferred stockholders	(1,368)	(1,367)	(4,104)	(3,385)
Excess of cash paid to redeem preferred stock and units over the carrying value	-	-	-	(1,949)
Net income available to common stockholders	$16,219	$7,687	$76,019	$26,432

Comprehensive income	$16,462	$10,742	$86,034	$41,765
Comprehensive income attributable to noncontrolling interest	(2,407)	(2,007)	(9,589)	(8,019)
Comprehensive income attributable to controlling interest	$14,055	$8,735	$76,445	$33,746

Per common share data:
Basic:
Income from continuing operations	$0.46	$0.25	$1.92	$0.67
Income (loss) from discontinued operations	-	(0.02)	0.27	0.15
Net income available to common stockholders	$0.46	$0.23	$2.19	$0.82
Weighted average number of common shares outstanding during the period	35,600,772	33,121,728	34,736,311	32,215,549

Diluted:
Income from continuing operations	$0.45	$0.25	$1.91	$0.67
Income (loss) from discontinued operations	-	(0.02)	0.27	0.15
Net income available to common stockholders	$0.45	$0.23	$2.18	$0.82
Weighted average number of common shares outstanding during the period	35,699,666	33,209,289	34,834,076	32,304,686

Dividend per common share	$1.10	$1.04	$3.30	$3.12

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the nine months ended September 30, 2012
(Unaudited)
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series H				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2011	2,950	$73,750	33,888	$3	$1,844,611	$(408,066)	$(72,771)	$116,201	$1,553,728
Net income	-	-	-	-	-	80,123	-	9,827	89,950
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	589	37	626
Change in fair value of marketable securities	-	-	-	-	-	-	(4,267)	(275)	(4,542)
Issuance of common stock under:
Stock option and restricted stock plans	-	-	51	-	3,062	-	-	-	3,062
Sale of common stock	-	-	1,775	-	268,858	-	-	-	268,858
Equity based compensation costs	-	-	-	-	-	-	-	1,678	1,678
Contributions from noncontrolling interest	-	-			-	-	-	2,400	2,400
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(12,875)	(12,875)
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	(1,595)	(1,595)
Common and preferred stock dividends	-	-	-	-	-	(120,199)	-	-	(120,199)
Balances at September 30, 2012	2,950	$73,750	35,714	$3	$2,116,531	$(448,142)	$(76,449)	$115,398	$1,781,091

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$89,950	$39,648
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(521)	(4,543)
Gain on remeasurement of co-investment	(21,947)	-
Loss on early retirement of debt	2,661	820
Co-investments	5,141	3,963
Amortization expense	8,681	8,718
Amortization of discount on notes receivables	(1,373)	(1,316)
Amortization of discount on marketable securities	(3,808)	(3,492)
Gain on the sales of real estate	(10,870)	(5,051)
Depreciation	125,669	112,678
Equity-based compensation	2,880	1,618
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,653)	(1,720)
Accounts payable and accrued liabilities	26,167	18,205
Other liabilities	358	1,166
Net cash provided by operating activities	219,335	170,694
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(157,011)	(43,328)
Improvements to recent acquisitions	(6,662)	(14,768)
Redevelopment	(31,277)	(26,929)
Revenue generating capital expenditures	(4,405)	(4,706)
Non-revenue generating capital expenditures	(15,776)	(13,946)
Acquisitions of and additions to real estate under development	(22,505)	(72,816)
Acquisition of membership interest in co-investment	(85,000)	-
Dispositions of real estate	27,800	15,972
Changes in restricted cash and refundable deposits	(13,370)	(1,165)
Purchases of marketable securities	(73,735)	(8,048)
Sales and maturities of marketable securities	6,322	27,997
Collections of notes and other receivables	7,977	643
Contributions to co-investments	(158,769)	(121,450)
Distributions from co-investments	8,345	4,032
Net cash used in investing activities	(518,066)	(258,512)
Cash flows from financing activities:
Borrowings under debt agreements	1,347,973	872,041
Repayment of debt	(1,196,977)	(891,734)
Additions to deferred charges	(6,415)	(4,464)
Payment to settle derivative instruments	-	(2,395)
Net proceeds from issuance of Preferred stock, Series H	-	71,209
Retirement of Series B preferred units	-	(78,800)
Redemption of Series F preferred stock	-	(25,000)
Equity related issuance cost	(309)	(765)
Net proceeds from stock options exercised	2,169	6,714
Net proceeds from issuance of common stock	268,858	257,008
Contributions from noncontrolling interest	2,400	-
Distributions to noncontrolling interest	(12,875)	(13,295)
Redemption of noncontrolling interest	(1,595)	(4,644)
Common and preferred stock dividends paid	(115,444)	(102,790)
Net cash provided by financing activities	287,785	83,085
Net (decrease) in cash and cash equivalents	(10,946)	(4,733)
Cash and cash equivalents at beginning of year	12,889	13,753
Cash and cash equivalents at end of period	$1,943	$9,020

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $6.8 million, and $6.9 million capitalized in 2012 and 2011, respectively	$68,555	$66,629
Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$5,648	$86,995
Transfer from real estate under development to co-investment	$148,053	$54,472
Mortgage notes assumed in connection with purchases of real estate including the loan premiums recorded	$71,340	$20,927
Contribution of note receivable to co-investment	$12,325	$-
Change in accrual of dividends	$4,766	$2,610
Change in fair value of derivative liabilities	$5,100	$1,760
Change in fair value of marketable securities	$4,542	$398
Change in construction payable	$2,239	$1,566
Non-cash contribution from noncontrolling interest	$-	$800

See accompanying notes to the unaudited condensed consolidated financial statements

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 include the accounts of the Company and the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 94.1% general partnership interest as of September 30, 2012.  Total Operating Partnership units outstanding were 2,234,393 and 2,229,230 as of September 30, 2012 and December 31, 2011, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $331.2 million and $313.2 million, as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, the Company owned or had ownership interests in 164 apartment communities, aggregating 33,637 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), five commercial buildings and nine active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

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

As of September 30, 2012 and December 31, 2011, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of September 30, 2012 and December 31, 2011, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

As of September 30, 2012 and December 31, 2011 marketable securities consist of the following ($ in thousands):

	September 30, 2012
	Cost/	Gross
	Amortized	Unrealized
	Cost	Gain(Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$5,191	$79	$5,270
Investment funds - US treasuries	15,379	755	16,134
Common stock	72,752	(3,207)	69,545
Held to maturity:
Mortgage backed securities	50,624	-	50,624
Total	$143,946	$(2,373)	$141,573

	December 31, 2011
	Cost/	Gross
	Amortized	Unrealized
	Cost	Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$3,615	$399	$4,014
Investment funds - US treasuries	11,783	121	11,904
Common stock	10,067	1,552	11,619
Held to maturity:
Mortgage backed securities	46,738	-	46,738
Total	$72,203	$2,072	$74,275

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three months ended September 30, 2012 and 2011, the Company did not sell any securities in the periods.  For the nine months ended September 30, 2012 and 2011, the proceeds from sales of available for sale securities totaled $6.3 million and $28.0 million, respectively, which resulted in gains of $0.5 million and $4.5 million, respectively.

Variable Interest Entities

The Company evaluates its investments in entities to determine whether such entities may be a variable interest entity ("VIE"), and, if a VIE, whether it is the primary beneficiary and therefore should consolidate the VIE. Generally, an entity is determined to be a VIE when either: (1) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support, (2) the equity holders, as a group, lack any of the following three characteristics: (i) the power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, (iii) the right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,057,848 and 1,063,848 as of September 30, 2012 and December 31, 2011, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $156.8 million and $149.5 million, as of September 30, 2012 and December 31, 2011, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $202.7 million and $176.7 million, respectively, as of September 30, 2012 and $199.8 million and $171.5 million, respectively, as of December 31, 2011.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash payments made to those interest holders.  The remaining results of operations are generally allocated to the Company.  As of September 30, 2012 and December 31, 2011, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
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

Stock-based compensation expense for options and restricted stock totaled $0.4 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively and $1.2 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.  The intrinsic value of the stock options exercised during the three months ended September 30, 2012 and 2011 totaled $0.5 million and $0.6 million, respectively and $2.4 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the intrinsic value of the stock options outstanding totaled $13.6 million.  As of September 30, 2012, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $4.3 million.  The cost is expected to be recognized over a weighted-average period of 1 to 6 years for the stock option plans and is expected to be recognized straight-line over 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z-1 Incentive Units of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z-1 Units totaled $0.5 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively and $1.6 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively.  Stock-based compensation for Z-1 units capitalized totaled $0.1 million for the three months ended September 30, 2012, and 2011, and $0.4 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the intrinsic value of the Z-1 Units subject to future vesting totaled $22.0 million.  As of September 30, 2012, total unrecognized compensation cost related to Z-1 Units subject to future vesting totaled $7.9 million.  The unamortized cost is expected to be recognized over the next six to fourteen years subject to the achievement of the stated performance criteria.

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

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and notes and other receivables approximate fair value as of September 30, 2012 and December 31, 2011, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $2.13 billion of fixed rate debt, including unsecured bonds, at September 30, 2012 is approximately $2.26 billion and the fair value of the Company’s $402.1 million of variable rate debt, excluding borrowings under the lines of credit, at September 30, 2012 is $380.9 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of September 30, 2012 due to the short-term maturity of these instruments.  The fair values of the Company’s investments in mortgage backed securities are approximately equal to the amortized cost carrying value of these securities.  Marketable securities are carried at fair value as of September 30, 2012.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management’s accounting estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities.  Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various office costs that clearly relate to projects under development.  The Company’s capitalized internal costs related to development and redevelopment projects totaled $1.5 million and $1.3 million during the three months ended September 30, 2012 and 2011, respectively, and $4.5 million for each of the nine months ended September 30, 2012 and 2011, respectively, most of which relates to development projects.  These totals include capitalized salaries of $0.5 million and $0.6 million the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $1.7 million for nine months ended September 30, 2012 and 2011, respectively.

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

Reclassifications for discontinued operations and cost of management and other fees have been made to prior year statements of operations balances in order to conform to current year presentation.  Such reclassifications have no impact on reported earnings, cash flows, total assets or total liabilities.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

(2)	Significant Transactions During the Third Quarter of 2012 and Subsequent Events

Acquisitions

In August, the Company acquired Riley Square (formerly Waterstone Santa Clara) for $38.3 million. Built in 1972, the property contains 156 units and is located in Santa Clara, California. The community was purchased by the Wesco I, LLC (“Wesco I”) joint venture of which the Company has a 50% interest. Wesco I assumed a $17.5 million mortgage loan secured by the property at a fixed rate of 5.2% for a term of 8 years.  The interest rate on the loan was unfavorable compared to currently available market rates for mortgage loans, and thus in conjunction with the purchase price allocation, Wesco I recorded a $2.3 million loan premium to reflect the debt at fair value.  This results in an effective interest rate for this loan of 3.1%.

In September, the Company acquired Park West, a 126 unit apartment community located in San Francisco, California, for $31.6 million. The property was built in 1958 and contains six different buildings. The Company intends to renovate the exterior of the community for $8 million.  Also in September, the Company acquired Domaine, a 92 unit property built in 2009 located in Seattle, Washington. The property was purchased for $34.0 million.  In connection with the purchase, the Company assumed a $14.6 million loan at a fixed rate of 5.7% for an 8 year term. The interest rate on the loan was unfavorable compared to currently available market rates for mortgage loans, and thus in conjunction with the purchase price allocation, the Company recorded a $2.4 million loan premium to reflect the debt at fair value.  This results in an effective interest rate for this loan of 3.0%.

In October, Ascent, a 90 unit community located in Kirkland, Washington, was acquired by the Company for $15.9 million. Built in 1998, the property is located adjacent to the Montebello community acquired by the Company in July 2012.  Also in October, the Company acquired Willow Lake Apartments, a 508 unit property located in San Jose, California.  The property was purchased for $148 million.  The Company intends to renovate the exterior of the community for $4.5 million.

Common Stock

During the third quarter, the Company sold 633,636 shares of common stock for $97.9 million, net of commissions, at an average per share price of $155.97.  Year to date through October, the Company has sold 1,775,748 shares of common stock for $269.0 million, net of commissions, at an average price of $152.97.

Mortgage Notes Payable

During the quarter, the Company repaid $86.9 million in secured debt related to six communities.  The Company incurred $1.2 million in losses from early retirement of debt and these communities are now unencumbered assets.

Unsecured Debt

In August, the Company issued $300 million of senior unsecured bonds due August 2022.  The bonds bear a fixed interest at rate of 3.625% per annum and are payable on February 15th and August 15th of each year, beginning February 15, 2013.

Unsecured Term Loan

During October, the Company drew an additional $150 million on the Company’s $350 unsecured term loan which is now fully drawn at LIBOR + 130 basis points.  The proceeds were used to fund fourth quarter acquisitions, development pipeline, and pay down the Company’s lines of credit.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

(3)	Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.

The following table details the Company's co-investments (dollars in thousands):

	September 30,	December 31,
	2012	2011
Investments in joint ventures accounted for under the equity method of accounting:

Membership interest in Wesco I	$83,006	$75,588
Partnership interest in Fund II	60,225	64,294
Membership interest in a limited liability company that owns Essex Skyline at MacArthur Place	-	24,063
Total operating co-investments	143,231	163,945

Membership interests in limited liability companies that own and are developing Epic, Lync, Elkhorn, and Folsom and Fifth	158,786	62,897

Membership interest in a limited liability company that owns and is developing Expo	18,759	17,981
Membership interests in limited liability companies that own and are developing Fountain at La Brea and Santa Monica at La Brea	16,189	15,194
Total development co-investments	193,734	96,072

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a perferred return of 10.1%	90,910	88,075
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% and 10%	22,807	22,792
Preferred interests in related party limited liability companies that owns Sage at Cupertino with a preferred return of 9.5%	14,320	-
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 13%	12,965	12,528
Total preferred interest investments	141,002	123,395
Total co-investments	$477,967	$383,412

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

The combined summarized balance sheet and statements of operations for co-investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	September 30,	December 31,
	2012	2011
Balance sheets:
Rental properties and real estate under development	$1,788,959	$1,659,078
Other assets	61,215	63,847

Total assets	$1,850,174	$1,722,925

Debt	$928,204	$900,095
Other liabilities	67,540	48,518
Equity	854,430	774,312

Total liabilities and equity	$1,850,174	$1,722,925

Company's share of equity	$477,967	$383,412

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Statements of operations:
Property revenues	$34,425	$28,286	$96,981	$70,882
Property operating expenses	(12,686)	(11,699)	(35,852)	(29,394)
Net property operating income	21,739	16,587	61,129	41,488

Interest expense	(9,453)	(7,354)	(25,790)	(22,764)
General and administrative	(916)	(82)	(2,632)	(1,104)
Depreciation and amortization	(12,821)	(11,957)	(35,593)	(29,963)

Net loss	$(1,451)	$(2,806)	$(2,886)	$(12,343)
Company's share of net income (loss)	$3,547	$317	$8,998	$(330)

(4)	Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,	December 31,
	2012	2011

Note receivable, secured, bearing interest at 9.8%, paid in full January 2012	$-	$7,331
Note receivable, secured, bearing interest at 5.0%, due November 2012 (1)	-	12,428
Note receivable, secured, bearing interest at 8.8%, due December 2012	10,925	10,928
Note receivable, secured, bearing interest at LIBOR + 8.0%, due December 2012	6,342	6,422
Note receivable, secured, bearing interest at 8.0%, due November 2013	971	971
Note receivable, secured, effective interest at 9.6%, due February 2014	18,285	17,646
Note receivable, secured, bearing interest at 4.0%, due December 2014 (2)	3,212	3,221
Note and other receivables from affiliates	5,025	2,734
Other receivables	5,556	4,688
	$50,316	$66,369

(1)	$12.4 million note receivable was contributed to the Elkhorn co-investment during the first quarter of 2012.

(2)
During the first quarter 2012, the Company amended the loan secured by Vacationer RV Park to extend the maturity date to December 2014.  Beginning January 1, 2012 the note which has a carrying value of $3.2 million, bears interest at a rate of 4%, and the borrower funds an impound account for capital replacement.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

(5)	Related Party Transactions

Management and other fees from affiliates include management, development and redevelopment fees from co-investments of $2.9 million and $1.8 million during the three months ended September 30, 2012 and 2011, respectively, and $7.9 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively.  All of these fees are net of intercompany amounts eliminated by the Company.

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

Also during July 2012, the Company acquired Montebello, a 248 unit apartment community in Kirkland, Washington for $52.0 million from an entity affiliated with PUR.  The Company assumed a $26.5 million mortgage loan secured by the property at a fixed rate of 5.6% for eight years.  The interest rate on the loan was unfavorable compared to currently available market rates for mortgage loans, and thus in conjunction with the purchase price allocation, the Company recorded a $4.1 million loan premium to reflect the debt at fair value. This results in an effective interest rate for this loan of 3.1%.  Independent directors on the Company’s Board of Directors approved the acquisition of this apartment community.

In August, Wesco I, LLC (“Wesco I”) joint venture of which the Company has a 50% interest acquired Riley Square (formerly Waterstone Santa Clara), a 156 unit apartment community in Santa Clara, California for $38.3 million from an entity affiliated with PUR. Wesco I assumed a $17.5 million mortgage loan secured by the property at a fixed rate of 5.2% for a term of 8 years.  The interest rate on the loan was unfavorable compared to currently available market rates for mortgage loans, and thus in conjunction with the purchase price allocation, Wesco I recorded a $2.3 million loan premium to reflect the debt at fair value.  This results in an effective interest rate for this loan of 3.1%.  Independent directors on the Company’s Board of Directors approved the acquisition of this apartment community.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
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

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Southern California	$64,339	$56,169	$184,255	$165,362
Northern California	43,605	37,757	127,797	109,624
Seattle Metro	24,103	20,530	69,080	60,496
Other real estate assets	3,023	2,770	9,176	7,858
Total property revenues	$135,070	$117,226	$390,308	$343,340

Net operating income:
Southern California	$41,932	$36,239	$122,869	$107,797
Northern California	29,572	24,689	87,740	72,128
Seattle Metro	15,718	12,964	45,391	38,295
Other real estate assets	2,539	2,484	6,417	6,075
Total net operating income	89,761	76,376	262,417	224,295

Management and other fees from affiliates	3,072	1,940	8,312	4,585
Depreciation	(43,041)	(37,881)	(125,575)	(111,786)
General and administrative	(5,276)	(4,966)	(16,440)	(15,626)
Cost of management and other fees	(1,642)	(1,164)	(4,893)	(3,161)
Interest expense before amortization	(25,064)	(22,096)	(74,380)	(66,612)
Amortization expense	(2,927)	(2,936)	(8,681)	(8,527)
Interest and other income	3,003	2,741	10,869	12,357
Equity income (loss) from co-investments	3,547	317	8,998	(330)
Gain on remeasurement of co-investment	-	-	21,947	-
Loss on early retirement of debt	(1,211)	(567)	(2,661)	(820)
Income from continuing operations	$20,222	$11,764	$79,913	$34,375

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Assets:
Southern California	$1,675,708	$1,478,018
Northern California	1,274,901	1,241,320
Seattle Metro	680,562	579,612
Other real estate assets	88,830	94,088
Net reportable operating segment - real estate assets	3,720,001	3,393,038
Real estate under development	60,020	44,280
Cash and cash equivalents	26,877	35,463
Marketable securities	141,573	74,275
Co-investments	477,967	383,412
Notes and other receivables	50,316	66,369
Other non-segment assets	57,918	40,127
Total assets	$4,534,672	$4,036,964

(7)	Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$16,219	35,601	$0.46	$8,323	33,122	$0.25
Income (loss) from discontinued operations available to common stockholders	-	35,601	-	(636)	33,122	(0.02)
	16,219		$0.46	7,687		$0.23
Effect of Dilutive Securities (1)	-	99		-	87

Diluted:
Income from continuing operations available to common stockholders	16,219	35,700	$0.45	8,323	33,209	$0.25
Income (loss) from discontinued operations available to common stockholders	-	35,700	-	(636)	33,209	(0.02)
	$16,219		$0.45	$7,687		$0.23

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income before discontinued operations available to common stockholders	$66,590	34,736	$1.92	$21,501	32,216	$0.67
Income from discontinued operations available to common stockholders	9,429	34,736	0.27	4,931	32,216	0.15
	76,019		$2.19	26,432		$0.82
Effect of Dilutive Securities (1)	-	98		-	89

Diluted:
Income from continuing operations available to common stockholders (1)	66,590	34,834	1.91	$21,501	32,305	0.67
Income from discontinued operations available to common stockholders	9,429	34,834	0.27	4,931	32,305	0.15
	$76,019		$2.18	$26,432		$0.82

(1)
Weighted average convertible limited partnership units of 2,235,783 and 2,228,404, which includes vested Series Z incentive units, for the three months ended September 30, 2012, and 2011, respectively, and 2,239,987 and 2,233,088 for the nine months ended September 30, 2012 and 2011, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  Income allocated to convertible limited partnership units, which includes vested Series Z units, aggregating $1.1 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $5.2 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively, have been excluded from income available to common stock holders for the calculation of diluted income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 18,000 and 22,000 for the three months ended September 30, 2012 and 2011, respectively, and stock options of 23,000 and 29,500 for the nine months ended September 30, 2012 and 2011, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

All shares of Series G cumulative convertible preferred stock have been excluded in diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, respectively, as the effect was anti-dilutive.

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

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.4%.  These derivatives qualify for hedge accounting.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

As of September 30, 2012 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $202.1 million of the Company’s tax exempt variable rate debt.

As of September 30, 2012 and December 31, 2011 the aggregate carrying value of the interest rate swap contracts was a liability of $7.2 million and $1.4 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of September 30, 2012, and was an asset of $0.2 million as of December 31, 2011.

During the third quarter 2012, the Company terminated a swap transaction with respect to the $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community with Citibank because the bonds were repurchased by the Company at par.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Rental revenues	$-	$892	$608	$3,240
Property operating expenses	-	(435)	(260)	(1,459)
Depreciation and amortization	-	(256)	(94)	(892)
Income from real estate sold	-	201	254	889
Gain on sale	-	-	10,870	5,854
Internal dispositon costs and taxes	-	(880)	(1,087)	(1,470)
Income (loss) from discontinued operations	$-	$(679)	$10,037	$5,273

(10)	Commitments and Contingencies

As of September 30, 2012, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080.  Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under land leases and operating leases, are approximately $1.6 million per year for the next five years.

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
September 30, 2012 and 2011
(Unaudited)

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

There have been a number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of September 30, 2012, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

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

The Company provides loan and construction completion guarantees in order to fulfill the lenders’ standard financing requirements related to the construction of the Company’s co-investment developments.  The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of the Fountain at La Brea and Santa Monica at La Brea communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for Fountain at La Brea and Santa Monica at La Brea.  The outstanding balance for the loans is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of September 30, 2012 was $46.6 million based on the aggregate outstanding debt amount.

The outstanding balance for the construction loan is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The construction completion guarantee is for the life of the loan, which is scheduled to mature on July 1, 2014, with two, one-year extension options at the Expo joint venture’s option.  As of September 30, 2012, the Company was in compliance with all terms of the construction loan and the construction of the community is expected to be completed on time and within budget.  The maximum exposure of the guarantee as of September 30, 2012 was $76.0 million based on the construction costs that were budgeted to be incurred to complete the construction.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

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

As of September 30, 2012, the Company had ownership interests in 164 apartment communities, comprising 33,637 apartment units, excluding the Company’s ownership in preferred equity interest co-investments.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2012, the Company also had ownership interests in five commercial buildings with approximately 315,900 square feet.

As of September 30, 2012, the Company’s development pipeline was comprised of two consolidated projects under development, seven unconsolidated joint venture projects under development, one unconsolidated joint venture predevelopment project and three consolidated land parcels held for future development or sale, all aggregating 2,985 units, with total incurred costs of $475.5 million, and estimated remaining project costs of approximately $523.9 million for total estimated project costs of $999.4 million.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2012		As of September 30, 2011
	Apartment Units	%	Apartment Units	%
Southern California	13,656	48%	13,204	49%
Northern California	8,332	29%	7,817	29%
Seattle Metro	6,508	23%	6,042	22%
Total	28,496	100%	27,063	100%

Co-investments, including Fund II and Wesco I communities, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended September 30, 2012 and 2011) increased 80 basis points to 96.1% as of September 30, 2012 from 95.3% as of September 30, 2011.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

Index

Market rates are determined using a variety of factors such as effective rental rates at the property based on recently signed leases and asking rates for comparable properties in the market.  The recently signed effective rates at the property are used as the starting point in the determination of the market rates of vacant units.  The Company then increases or decreases these rates based on the supply and demand in the apartment community’s market.  The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REIT, which may not be comparable to the Company’s calculation of financial occupancy.

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended September 30, 2012 and 2011 is as follows:

	Three months ended
	September 30,
	2012	2011
Southern California	95.9%	95.2%
Northern California	96.5%	95.8%
Seattle Metro	95.6%	94.6%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2012	2011	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	58	$57,223	$54,690	$2,533	4.6%
Northern California	33	40,427	36,724	3,703	10.1
Seattle Metro	28	21,542	19,762	1,780	9.0
Total Quarterly Same-Property revenues	119	119,192	111,176	8,016	7.2
Quarterly Non-Same Property Revenues (1)		15,878	6,050	9,828	162.4
Total property revenues		$135,070	$117,226	$17,844	15.2%

(1)	Includes seven communities acquired after January 1, 2011, one redevelopment community, five development communities, and three commercial buildings.

Quarterly Same-Property Revenues increased by $8.0 million or 7.2% to $119.2 million in the third quarter of 2012 from $111.2 million in the third quarter of 2011.  The increase was primarily attributable to an increase in scheduled rents of $7.0 million as reflected in an increase of 6.4% in average rental rates from $1,406 per unit in the third quarter of 2011 to $1,495 per unit in the third quarter of 2012.  Scheduled rents increased by 3.8%, 9.5%, and 7.9% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income also increased $0.3 million and $0.2 million, respectively, compared to the third quarter of 2011.  Quarterly Same-Property financial occupancy increased 80 basis points which also contributed to an increase of $0.2 million in revenues.  On a sequential basis the Company experienced Quarterly Same-Property revenue growth from the second quarter of 2012 to the third quarter of 2012 of 2.0%, resulting from sequential revenue growth in all three regions mainly driven by a 2.1% increase in scheduled rent offset by a 10 basis point decrease in occupancy compared to the second quarter of 2012.

Quarterly Non-Same Property Revenues increased by $9.8 million or 162% to $15.9 million in the third quarter of 2012 from $6.1 million in the third quarter of 2011.  The increase was primarily due to revenue generated from five development communities (Via, Allegro, Bellerive, Muse, and Santee Village) and ten communities acquired or consolidated since January 1, 2011 (Bernard, 1000 Kiely, Delano/Bon Terra, Reed Square, Park Catalina, The Huntington, Montebello, Park West, Domaine and Essex Skyline at MacArthur Place).

Index

Management and Other Fees increased by $1.1 million in the third quarter of 2012 as compared to the third quarter of 2011.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed in 2011 and 2012 to develop Epic, Expo, Lync, Elkhorn, Folsom and Fifth, Fountain at La Brea, and Santa Monica at La Brea development projects.

Property operating expenses, excluding real estate taxes increased $3.3 million or 11.2% to $33.0 million in the third quarter of 2012 from $29.6 million in the third quarter of 2011, primarily due to the acquisition of ten communities and the lease-up of five development properties.  Quarterly Same-Property operating expenses excluding real estate taxes, increased by $1.0 million or 3.6% for the third quarter of 2012 compared to the third quarter of 2011, due mainly to a $0.5 million increase in salaries and administration costs and a $0.3 million increase in utilities due increase in rates for water and sewer.

Real Estate taxes increased by $1.2 million or 10.3% for the third quarter of 2012 compared to the third quarter of 2011, due primarily to the acquisition of ten communities and expensing property taxes instead of capitalizing the cost for communities that were previously under development.  Quarterly Same-Property real estate taxes increased by $0.2 million or 1.5% for third quarter of 2012 compared to the third quarter of 2011 due to an increase of 2% in property taxes for the majority of the properties located in California regulated by Prop. 13 as offset by a reduction in assessed property valuations for select communities located in California.

Depreciation expense increased by $5.2 million or 13.6% for the third quarter of 2012 compared to the third quarter of 2011, due to the acquisition of ten communities and the lease-up of five development properties.  Also, the increase is due to the capitalization of approximately $58.2 million in additions to rental properties through the third quarter of 2012, including $31.3 million spent on redevelopment, $4.4 million spent on revenue generating capital and $6.7 million spent on recent acquisitions, and the capitalization of approximately $95.3 million in additions to rental properties for 2011, including $45.1 million spent on redevelopment, $16.4 million spent on improvements to recent acquisitions, and $7.6 million spent on revenue generating capital.

Cost of management and other fees increased $0.5 million for the third quarter of 2012 compared to 2011 primarily due to an increase in administrative costs due to hiring of additional staff to assist with the management of the Company’s co-investments including Wesco I and II and the development joint ventures formed in 2011 and 2012.

Interest expense before amortization increased by $3.0 million or 13.4% for the third quarter of 2012 compared to the third quarter of 2011, primarily due to the payoff of the $250 million secured line of credit in the fourth quarter of 2011 which had an average interest rate of 1.3%.  The Company replaced the secured line with debt at an average interest rate of 2.6%.  Also, on March 31, 2011, the Company issued $150 million of private placement notes with an interest rate of 4.4%, and on August 15, 2012 the Company issued $300 million of unsecured bonds with an interest rate of 3.625%; thus the increase in interest expense is due to an increase in average outstanding debt and a higher average interest rate for the third quarter of 2012 as compared to the third quarter of 2011.  Finally, the increase in interest expense for 2012 was offset by an increase of $0.4 million in capitalized interest in the third quarter of 2012 compared to the third quarter of 2011.

Equity income (loss) in co-investments increased $3.2 million in the third quarter of 2012 to income of $3.5 million compared to $0.3 million in the third quarter of 2011 primarily due to the income of $3.5 million related to the Company’s preferred equity investments made in 2011 including the Wesco II preferred equity investment made in the fourth quarter of 2011 which earned $2.3 million in the third quarter of 2012.

Income from discontinued operations for the third quarter of 2012 was $0 as compared to a loss of $0.7 million for the third quarter of 2011 due to state taxes recorded in the third quarter of 2011 related to the gain from the sale of Woodlawn Colonial in the second quarter of 2011.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Our average financial occupancies for the Company’s stabilized apartment communities or “2012/2011 Same-Property” (stabilized properties consolidated by the Company for the nine months ended September 30, 2012 and 2011) increased 20 basis points to 96.4% for the nine months ended September 30, 2012 from 96.2% for the nine months ended September 30, 2011.

Index

The regional breakdown of the Company’s 2012/2011 Same-Property portfolio for financial occupancy for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended
	September 30,
	2012	2011
Southern California	96.2%	96.0%
Northern California	96.8%	96.7%
Seattle Metro	96.2%	96.0%

The following table provides a breakdown of revenue amounts, including revenues attributable to the 2012/2011 Same-Property portfolio:

		Nine Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2012	2011	Change	Change
Property Revenues (dollars in thousands)
2012/2011 Same-Properties:
Southern California	58	$169,850	$162,928	$6,922	4.2%
Northern California	33	118,654	107,983	10,671	9.9
Seattle Metro	28	63,395	58,354	5,041	8.6
Total 2012/2011 Same-Property revenues	119	351,899	329,265	22,634	6.9
2012/2011 Non-Same Property Revenues (1)		38,409	14,075	24,334	172.9
Total property revenues		$390,308	$343,340	$46,968	13.7%

(1)	Includes seven communities acquired after January 1, 2011, one redevelopment community, five development communities, and three commercial buildings.

2012/2011 Same-Property Revenues increased by $22.6 million or 6.9% to $351.9 million for the nine months ended September 30, 2012 from $329.3 million for the nine months ended September 30, 2011.  The increase was primarily attributable to an increase in scheduled rents of $20.9 million as reflected in an increase of 6.5% in average rental rates from $1,377 per unit for the nine months ended September 30, 2011 to $1,466 per unit for the nine months ended September 30, 2012.  Scheduled rents increased by 3.7%, 9.7%, and 8.3% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income also increased $0.9 million and $0.9 million, respectively, compared to the nine months ended September 30, 2011.  2012/2011 Same-Property financial occupancy increased 20 basis points which also contributed $0.9 million in revenues.

2012/2011 Non-Same Property Revenues increased by $24.3 million or 173% to $38.4 million for the nine months ended September 30, 2012 from $14.1 million for the nine months ended September 30, 2011.  The increase was primarily due to revenue generated from five development communities (Via, Allegro, Bellerive, Muse, and Santee Village), ten communities acquired or consolidated since January 1, 2011 (Bernard, 1000 Kiely, Delano/Bon Terra, Reed Square, Park Catalina, The Huntington, Montebello, Park West, and Domaine, and Essex Skyline at MacArthur Place) and the acquisition of the Santa Clara retail center.

Management and Other Fees increased by $3.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed in 2011 and 2012 to develop Epic, Expo, Lync, Elkhorn, Folsom and Fifth, Fountain at La Brea, and Santa Monica at La Brea development projects.

Property operating expenses, excluding real estate taxes increased $6.0 million or 6.9% to $92.4 million for the nine months ended September 30, 2012  from $86.4 million for the nine months ended September 30, 2011, primarily due to the acquisition of ten communities and one retail center in Santa Clara as a future development site, and the lease-up of five development properties.  2012/2011 Same-Property operating expenses excluding real estate taxes, increased by $0.8 million or 1.0% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due mainly to a $0.4 million increase in salaries and administration costs and a $0.2 million increase in maintenance and repairs.

Real Estate taxes increased by $2.9 million or 8.7% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due primarily to the acquisition of ten communities and one retail center and expensing property taxes instead of capitalizing the cost for communities that were previously under development.  2012/2011 Same-Property real estate taxes increased by $0.4 million or 1.4% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to an increase of 2.0% in property taxes for the majority of the properties located in California regulated by Prop. 13 as offset by a reduction in assessed property valuations for select communities located in California.

Index

Depreciation expense increased by $13.8 million or 12.3% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to the acquisition of ten communities and one retail center and the lease-up of five development properties.  Also, the increase is due to the capitalization of approximately $58.2 million in additions to rental properties through the third quarter of 2012, including $31.3 million spent on redevelopment, $4.4 million spent on revenue generating capital and $6.7 million spent on recent acquisitions, and the capitalization of approximately $95.3 million in additions to rental properties for 2011, including $45.1 million spent on redevelopment, $16.4 million spent on improvements to recent acquisitions, and $7.6 million spent on revenue generating capital.

Cost of management and other fees increased $1.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to an increase in administrative costs due to hiring of additional staff to assist with the management of the Company’s co-investments including Wesco I and II and the development joint ventures formed in 2011 and 2012.

Interest expense before amortization increased by $7.8 million or 11.7% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the payoff of the $250 million secured line of credit in the fourth quarter of 2011 which had an average interest rate of 1.3%.  The Company replaced the secured line with debt at an average interest rate of 2.6%.  Also, on March 31, 2011, the Company issued $150 million of private placement notes with an interest rate of 4.4%, and on August 15, 2012 the Company issued $300 million of unsecured bonds with an interest rate of 3.625%, thus due to an increase in average outstanding debt and a higher average interest rate for the first nine months of 2012 compared to the same period in 2011.

Interest and other income decreased by $1.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to $2.3 million of promote income earned from achieving certain performance hurdles related to the Essex Skyline co-investment and the sale of marketable securities for a gain of $0.5 million for the nine months ended September 30, 2012, compared to a gain of $4.5 million from the sale of marketable securities for the nine months ended September 30, 2011.

Equity income (loss) in co-investments increased $9.3 million for the nine months ended September 30, 2012 to income of $9.0 million compared to a loss of $0.3 million for the nine months ended September 30, 2011 primarily due to the income of $9.9 million related to the Company’s preferred equity investments made in 2011 including the Wesco II preferred equity investment made in the fourth quarter of 2011 which earned $6.7 million for the nine months ended September 30, 2012.

Income from discontinued operations for the nine months ended September 30, 2012 was $10.0 million and included a gain of $9.8 million from the sale of Tierra del Sol/Norte and Alpine Country along with the operating results for these properties net of internal disposition costs.  For the nine months ended September 30, 2011, income from discontinued operations was $5.3 million and included a gain of $4.4 million from the sale of Woodlawn Colonial net of internal disposition costs, and the operating results of these two properties sold in 2012.

Excess of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock for the nine months ended September 30, 2011 was $1.9 million due to the redemption of all of the Series B preferred units, which resulted in excess of cash paid of $1.0 million over the carrying value of Series B preferred units and the redemption of Series F preferred stock which resulted in excess of cash paid of $0.9 million over the carrying value of Series F preferred stock due to deferred offering costs and original issuance discounts.

Liquidity and Capital

Standard and Poor's (“S&P”) and Moody’s Investors Service credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB/Stable and Baa2/Stable, respectively.  Also, Fitch Ratings ("Fitch") assign a BBB issuer rating to Essex Portfolio, L.P., with a positive rating outlook.

As of September 30, 2012, the Company had $1.9 million of unrestricted cash and cash equivalents and $141.6 million in marketable securities, of which $90.9 million were held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Index

The Company has two lines of credit aggregating $525 million as of September 30, 2012.  The Company has a $500 million unsecured line of credit with an accordion option to $600 million.  As of September 30, 2012 there was a $58 million balance on this unsecured line.  The underlying interest rate on the $500 million line is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR + 1.20% as of September 30, 2012.  This facility matures in December 2015 with two one-year extensions, exercisable by the Company.  The Company has a working capital unsecured line of credit agreement for $25 million.  As of September 30, 2012 there was a $3.9 million balance outstanding on this unsecured line.  The underlying interest rate on the $25 million line is based on a tiered rate structure tied to the Company's credit ratings on the credit facility of LIBOR + 1.20%.

During the nine months ended September 30, 2012, the Company entered into an agreement to issue $200 million of private placement unsecured notes for a term of 9-years at an all-in fixed rate of 4.3%.

In July, the Company increased the capacity of its $200 million unsecured term loan originated in the fourth quarter of 2011 to $350 million, and the tiered pricing structure was reduced from LIBOR + 142.5 basis points to LIBOR + 130 basis points.  The $150 million of additional funds were issued by the Company during October 2012.

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.4%.  These derivatives qualify for hedge accounting.

The Company has entered into equity distribution agreements with Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc. During the third quarter of 2012, the Company sold 633,636 shares of common stock for $97.9 million, net of commissions, at an average per share price of $155.97.  From December 31, 2011 through November 1, 2012, the Company has sold 1,775,748 shares of common stock for $269.0 million, net of commissions, at an average price of $152.97.

Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt, acquire apartment communities and fund the development pipeline.  As of November 1, 2012, the Company may sell an additional 2,700,231 shares under the current equity distribution program.

As of September 30, 2012, the Company’s mortgage notes payable totaled $1.6 billion which consisted of $1.4 billion in fixed rate debt with interest rates varying from 4.3% to 6.4% and maturity dates ranging from 2013 to 2021 and $202.1 million of variable rate debt with a weighted average interest rate of 1.9% ($202.1 million of the variable debt is tax-exempt variable rate demand notes).  The tax-exempt variable rate demand notes have maturity dates ranging from 2013 to 2039, and $187.8 million are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  To the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely impacted.  For the past two years the Company has primarily issued unsecured debt and repaid secured debt when it has matured to place less reliance on mortgage debt financing, and to unencumber more of the Company's communities.

Index

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

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.4%.  These derivatives qualify for hedge accounting.

As of September 30, 2012 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $202.1 million of the Company’s tax exempt variable rate debt.  As of September 30, 2012 and December 31, 2011 the aggregate carrying value of the interest rate swap contracts was a liability of $7.2 million and $1.4 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of September 30, 2012, and was an asset of $0.2 million as of December 31, 2011.

During the third quarter 2012, the Company terminated a swap transaction with respect to the $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community with Citibank because the bonds were repurchased by the Company at par.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of September 30, 2012, the Company had two consolidated development projects, and seven unconsolidated joint venture development projects aggregating 2,495 units for an estimated cost of $934.4 million, of which $523.9 million remains to be expended.

The Company owned one predevelopment project consisting of 192 units with an aggregate carrying value of $19.8 million as of September 30, 2012.  In addition, the Company owned three land parcels held for future development or sale aggregating an estimated 298 units as of September 30, 2012.  The aggregate carrying value for these three land parcels was $45.2 million as of September 30, 2012.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million were fully contributed as of 2008.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.   Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of September 30, 2012, owned fourteen apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.

Dispositions

In the fourth quarter, the Company expects to close on the sale of seven communities owned by Fund II for estimated gross proceeds of approximately $413 million.  The Company has a 28.2% ownership stake in Fund II.  In conjunction with the sale of the assets, Fund II will incur prepayment penalties on debt obligations which will result in the Company recording a loss of approximately $2.2 million in the fourth quarter for its pro-rata share of Fund II’s debt.

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco I, with an institutional partner for a total equity commitment of $200 million.  Each partner’s equity commitment was $100 million, and Wesco I will utilize leverage equal to approximately 50% to 60%.  In 2012, the equity commitment was increased to $300 million and each partner’s equity commitment is $150 million with the leverage target being reduced to 50%.  The Company has contributed $88.2 million to Wesco I, and as of September 30, 2012, Wesco I owned seven apartment communities with 2,169 units.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions and material dispositions. The joint venture has an investment period of up to two years.  The Company will receive asset and property management fees, and may earn a promoted interest.  The Company accounts for this joint venture on the equity method.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during the next twelve months, expectations as to the sources for funding the Company’s development and redevelopment pipeline, the timing and proceeds of the sale of the Fund II properties and statements regarding the Company's financing activities.

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

Index

The following table sets forth the Company’s calculation of FFO and Core FFO for the three and nine months ended September 30, 2012 and 2011 (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income available to common stockholders	$16,219	$7,687	$76,019	$26,432
Adjustments:
Depreciation and amortization	43,041	38,137	125,669	112,678
Gains not included in FFO, net of internal disposition costs	-	880	(31,730)	(4,384)
Depreciation add back from unconsolidated co-investments, and add back convertible preferred dividend - Series G	3,352	3,502	11,104	8,498
Noncontrolling interests related to Operating Partnership units	1,077	583	5,169	2,201
Depreciation attributable to third party of co-investments	(312)	(266)	(904)	(790)
Funds from operations	$63,377	$50,523	$185,327	$144,635
Funds from operations per share - diluted	$1.67	$1.43	$4.99	$4.19

Non-core items:
Loss on early retirement of debt	1,211	567	2,661	820
Acquisition costs	277	210	775	1,050
Co-investment promote income	-	-	(2,299)	-
Gain on sales of marketable securities	-	-	(521)	(4,543)
Gain on sale of co-investment	-	(919)	-	(919)
Gain on sale of land	-	(180)	-	(180)
Excess of cash paid to redeem preferred stock and units over the carrying value	-	-	-	1,949
Core funds from operations	$64,865	$50,201	$185,943	$142,812
Core funds from operations per share-diluted	$1.71	$1.42	$5.01	$4.13
Weighted average number shares outstanding diluted (1)	37,969,407	35,437,693	37,108,021	34,537,774

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

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

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Earnings from operations	$42,874	$34,305	$123,821	$98,307
Adjustments:
General and administrative	5,276	4,966	16,440	15,626
Cost of management and other fees	1,642	1,164	4,893	3,161
Depreciation	43,041	37,881	125,575	111,786
Management and other fees from affiliates	(3,072)	(1,940)	(8,312)	(4,585)
Net operating income	89,761	76,376	262,417	224,295
Less: Non same-property net operating income	(10,893)	(4,332)	(25,902)	(9,185)
Same-property net operating income	$78,868	$72,044	$236,515	$215,110

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of September 30, 2012, the Company has entered into ten interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the variable rate five-year unsecured term debt.  As of September 30, 2012, the Company also had $202.1 million of variable rate indebtedness, of which $187.8 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of September 30, 2012.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of September 30, 2012.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2012.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2016-2017	$(7,174)	$(678)	$(12,659)
Interest rate caps	187,787	2013-2016	-	107	-
Total cash flow hedges	$487,787	2013-2017	$(7,174)	$(571)	$(12,659)

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

For the Years Ended	2012	2013		2014	2015		2016		Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$-	21,127		65,715	69,283		162,721		1,812,846		$2,131,692	$2,256,969
Average interest rate	-	5.5%		5.4%	5.2%		4.4%		4.9%		4.9%
Variable rate debt	$-	19,420	(1)	3,872	58,000	(2)	200,000	(2)	182,717	(2)	$464,009	$442,762
Average interest rate	-	1.5%		2.3%	2.3%		2.7%		1.9%		2.3%

(1) $187.8 million subject to interest rate caps.
(2) $300.0 million subject to interest rate swap agreements.

The table incorporates only those exposures that exist as of September 30, 2012; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of September 30, 2012, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Company’s communities.  Insured risks for comprehensive liability covers claims in excess of $100,000 per incident, and property insurance covers losses in excess of a $1.0 million deductible per incident.  There are, however, certain types of extraordinary losses, such as, for example, losses for terrorism and earthquake, for which the Company does not have insurance. Substantially all of the Company’s properties are located in areas that are subject to earthquakes.

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

4.1
Indenture, dated August 15, 2012, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.625% Senior Notes due 2022 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference.

10.1
Registration Rights Agreement, dated August 15, 2012, among Essex Portfolio, L.P., Essex Property Trust, Inc., and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as representatives of the several initial purchasers, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference.

10.2	Amendment to Agreement, dated as of September 11, 2012, between the Company and George Marcus.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 2, 2012

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)