Form 10-K
period 2012-12-31
ESSEX PROPERTY TRUST INC
filed 2013-02-25
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
(650) 494-3700
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	New York Stock Exchange
4.875% Series G Cumulative Convertible Preferred Stock	New York Stock Exchange
7.125% Series H Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes☒   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,325,843,948.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes.

As of February 20, 2013, 37,907,305 shares of common stock ($.0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 14, 2013.

ii

Essex Property Trust, Inc.
2012 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex” or the “Company”) is a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”).  The Company owns all of its interest in its real estate investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership” or “EPLP”).  The Company is the sole general partner of the Operating Partnership and as of December 31, 2012 owns a 94.5% general partnership interest.   In this report, the terms “Essex” or the “Company” also refer to Essex Property Trust, Inc., its Operating Partnership and the Operating Partnership’s subsidiaries.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities.  As of December 31, 2012, the Company owned or held an interest in 163 communities, aggregating 33,468 units, located along the West Coast, as well as five commercial buildings (totaling approximately 315,900 square feet), and nine active development projects with 2,495 units in various stages of development (collectively, the “Portfolio”).

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

BUSINESS STRATEGIES

The following is a discussion of the Company’s business strategies in regards to real estate investment and management.

Business Strategies

Research Driven Approach to Investments – The Company believes that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge.  The Company continually assesses markets where the Company operates, as well as markets where the Company considers future investment opportunities by evaluating the following:

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

Property Operations – The Company manages its communities by focusing on activities that generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation.  The Company intends to achieve this by utilizing the strategies set forth below:

•	Property Management – Oversee delivery of and quality of the housing provided to our residents and are responsible for the properties financial performance.
•	Capital Preservation –Asset Management is responsible for the planning, budgeting and completion of major capital improvement projects at the Company’s communities.
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

CURRENT BUSINESS ACTIVITIES

Acquisitions of Real Estate

Acquisitions are an important component of the Company’s business plan, and during 2012, the Company acquired ownership interests in fifteen communities totaling $801.9 million.  The following is a summary of its 2012 acquisitions:

			Essex				Assumed	Assumed	Assumed
			Ownership			Purchase	Debt	Debt Stated	Debt Effective
Property Name	Location	Units	Percentage	Ownership	Date	Price	Principal	Rate	Rate
Bon Terra	Redmond, WA	60	100%	EPLP	Q1 2012	$16,000	$-	-	-
Reed Square	Sunnyvale, CA	100	100%	EPLP	Q1 2012	23,000	-	-	-
Park Catalina	Los Angeles, CA	90	100%	EPLP	Q2 2012	23,650	-	-	-
Skyline (1)	Santa Ana, CA	349	100%	EPLP	Q2 2012	85,000	-	-	-
The Huntington	Huntington Beach, CA	276	100%	EPLP	Q2 2012	48,250	30,300	5.7%	3.3%
Domaine	Seattle, WA	92	100%	EPLP	Q3 2012	34,000	14,600	5.7%	3.0%
Montebello	Kirkland, WA	248	100%	EPLP	Q3 2012	52,000	26,515	5.6%	3.1%
Park West	San Francisco, CA	126	100%	EPLP	Q3 2012	31,600	-	-	-
Riley Square	Santa Clara, CA	156	50%	Wesco I	Q3 2012	38,250	17,500	5.2%	3.1%
Ascent	Kirkland, WA	90	100%	EPLP	Q4 2012	15,850	-	-	-
Bennett Lofts (2)	San Francisco, CA	113	100%	EPLP	Q4 2012	73,730	-	-	-
Haver Hill	Fullerton, CA	264	50%	Wesco III	Q4 2012	45,600	-	-	-
Madrid	Mission Viejo, CA	230	50%	Wesco I	Q4 2012	(3)	33,266	5.3%	2.6%
Pacific Electric Lofts	Los Angeles, CA	314	50%	Wesco I	Q4 2012	(3)	46,939	4.0%	2.5%
Willow Lake	San Jose, CA	508	100%	EPLP	Q4 2012	148,000	-	-	-
	Total 2012	3,016				$801,930	$169,120

(1) In April 2012, the Company purchased the joint venture partner's remaining membership interest in the co-investment Essex Skyline at MacArthur Place for a purchase price of $85 million. The property is now consolidated.

(2) Approximately 75% of the property was acquired in December and the remainder in January 2013 for $22.2 million.

(3) In accordance with terms of the purchase agreements, purchase price of the properties are not being disclosed by the Company.

Dispositions of Real Estate

As part of its strategic plan to own quality real estate in supply-constrained markets, the Company continually evaluates all the communities and sells those which no longer meet its strategic criteria.  The Company may use the capital generated from the dispositions to invest in higher-return communities or other real estate investments, or repay debts.  The Company believes that the sale of these communities will not have a material impact on its future results of operations or cash flows nor will their sale materially affect its ongoing operations.  Generally, the Company seeks to have any impact of earnings dilution resulting from these dispositions offset by the positive impact of its acquisitions, development and redevelopment activities.

During 2012, the Company sold two apartment communities, for a total of $28.3 million resulting in a gain of $10.9 million.  Also, Essex Apartment Value Fund II sold seven communities for a total of $413.0 million.  The total gain on the transaction was $106 million, of which the Company’s pro-rata share was $29.1 million.

Development Pipeline

The Company defines development projects as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2012, the Company had two consolidated development projects and seven joint venture development projects comprised of 2,495 units for an estimated cost of $928.4 million, of which $463.9 million remains to be expended.

The Company defines the predevelopment projects as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2012, the Company had two consolidated predevelopment projects and one unconsolidated joint venture predevelopment project aggregating 449 units.  The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline:

		Essex			As of 12/31/12 ($ in millions)
		Ownership			Incurred	Estimated	Estimated	Projected
Development Pipeline	Location	%		Units	Project Cost	Remaining Cost	Project Cost(1)	Stabilization
Development Projects - Consolidated
64th & Christie	Emeryville, CA	100%		190	$18.1	$40.1	$58.2	Feb-15
Valley Village	Valley Village, CA	(2)		121	1.5	36.1	37.6	Jun-14
Total - Consolidated Development Projects				311	19.6	76.2	95.8

Development Projects - Joint Venture
Expo	Seattle, WA	50%		275	64.5	5.5	70.0	Apr-13
Epic - Phase I and II	San Jose, CA	55%		569	128.2	63.4	191.6	Dec-14
Connolly Station (fka Linc)	Dublin, CA	55%		309	51.6	42.9	94.5	May-14
The Huxley (fka Fountain at La Brea)	West Hollywood, CA	50%		187	46.2	28.8	75.0	Jul-14
The Dylan (fka Santa Monica at La Brea)	West Hollywood, CA	50%		184	41.3	34.1	75.4	Oct-14
Folsom and Fifth	San Francisco, CA	55%		463	88.5	161.5	250.0	Mar-15
Elkhorn	San Mateo, CA	55%		197	24.6	51.5	76.1	Dec-14
Total - Joint Venture Development Projects				2,184	444.9	387.7	832.6

Predevelopment Projects
City Centre	Moorpark, CA	100%		200	9.7	-	9.7
Epic - Phase III	San Jose, CA	55	% (3)	200	19.8	-	19.8
Main Street	Walnut Creek, CA	50%		49	28.5	-	28.5
Other Projects				-	1.6	-	1.6
Total - Predevelopment Projects				449	59.6	-	59.6

Land Held for Future Development or Sale
Park Boulevard	Palo Alto, CA	(4)		50	7.5	-	7.5

Grand Total - Development Pipeline				2,994	$531.6	$463.9	$995.5

(1)	Includes incurred costs and estimated costs to complete these development projects.

(2)
The Company invested $1.0 million and has incurred $0.5 million of additional internal costs as part of an agreement to purchase the property upon receipt of temporary certificate of occupancy for total estimated cost of $37.6 million, which is expected in the first quarter of 2014.

(3)	The Company accounts for this joint venture predevelopment project on the equity method.

(4)	This property was sold in January 2013 for $9.1 million, representing a gain on sale of $1.5 million.

Redevelopment Pipeline

The Company defines redevelopment pipeline as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2012, the Company had ownership interests in five redevelopment communities aggregating 1,056 apartment units with estimated redevelopment costs of $64.9 million, of which approximately $20.7 million remains to be expended.

Long Term Debt

During 2012, the Company paid off $237.7 million in secured debt including secured mortgage debt totaling $202.6 million at an average interest rate of 5.5% and $35.1 million of tax-exempt bonds.  Also, the Essex Skyline secured loan was repaid for $80.0 million.

During 2012, the Company issued $200 million of unsecured bonds through private placement offerings at an average rate of 4.3%.

In August 2012, the Company issued $300.0 million of senior unsecured bonds due August 2022 with a coupon rate of 3.625% per annum.

Bank Debt

During 2012, the Company increased the capacity of the unsecured line of credit facility from $425.0 million to $500.0 million, and the facility was increased to $600.0 million in January 2013.  This facility matures in December 2015 with two one-year extension options.  In November, Fitch Ratings upgraded the Company’s credit rating to BBB+ with a stable outlook from BBB with a positive outlook.  As a result, the pricing on the Company’s unsecured credit facility was reduced from LIBOR + 120 basis points to LIBOR + 107.5 basis points, and the pricing for the Company’s $350.0 term loan was reduced from LIBOR + 130 basis points to LIBOR + 120 basis points.

During 2012, the Company increased the size of the unsecured term loan from $200 million to $350 million.  The Company entered into interest rate swap contracts for a term of five years with a notional amount totaling $300 million, which effectively converted the interest rate on $300 million of the term loan to a fixed rate.  As of December 31, 2012, the Company had $350 million outstanding on the unsecured term loan outstanding at an average interest rate of 2.7%.

Equity Transactions

During 2012, the Company issued 2,404,096 million shares of common stock at an average share price of $150.26 for $357.7 million, net of fees and commissions.  During the first quarter of 2013 through February 21, 2013, the Company has issued 758,644 shares of common stock at an average price of $151.70 for $114.0 million, net of fees and commissions.  The Company used the net proceeds from the stock offerings to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes.

ESSEX APARTMENT VALUE FUND II

Essex Apartment Value Fund II, L.P. (“Fund II”) is an investment fund formed by the Company to add value through rental growth and asset appreciation, utilizing the Company's development, redevelopment, and property and asset management capabilities.

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in fourteen apartment communities in the Company’s targeted West Coast markets and sold seven of those communities in 2012.  As of December 31, 2012, Fund II owned seven apartment communities with 1,284 units.  The Company records revenue for its asset management, property management, development, and redevelopment services when earned, and promote income when realized, if Fund II exceeds certain financial return benchmarks.

WESCO

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco I LLC (“Wesco I”), with an institutional partner for a total equity commitment of $300.0 million.  Each partner’s equity commitment was $150.0 million, and Wesco I utilized debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $150.0 million to Wesco I, and as of December 31, 2012, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of $660.5 million.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions and material dispositions. The Company receives asset and property management fees, and may earn a promoted interest.

During 2012, the Company entered into a 50/50 programmatic joint venture, Wesco III LLC (“Wesco III”), with an institutional partner for a total equity commitment from the parties of $120.0 million.  Wesco III will utilize debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $10.0 million to Wesco III, and provided a $26.0 million short term bridge loan to Wesco III at a rate of LIBOR + 2.5%.  As of December 31, 2012, Wesco III owned one apartment community with 264 units for a purchase price of $45.6 million.  Permanent secured financing is expected to be placed on the property in the first quarter of 2013.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions and material dispositions. The joint venture has an investment period of up to two years.  The Company receives asset and property management fees, and may earn a promoted interest.

OFFICES AND EMPLOYEES

The Company is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California and Bellevue, Washington.  As of December 31, 2012, the Company had 1,144 employees.

INSURANCE

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  Under comprehensive liability claims, the Company has insurance to cover claims in excess of $100,000 per incident.  Under property casualty claims, the Company reinsures the primary carrier for losses up to $5.0 million deductible per incident. There are, however, certain types of extraordinary losses, such as, losses from terrorism and earthquakes, for which the Company does not have insurance.  Substantially all of the communities are located in areas that are subject to earthquakes.

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

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2013.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect its plans for acquisitions, dispositions, development and redevelopment activities.

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

Capital and credit market conditions may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, results of operations, cash flows and financial condition.  In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to the Company may be adversely affected.  The Company’s strong balance sheet, the debt capacity available on the unsecured line of credit with a bank group and access to the private placement market and Fannie Mae and Freddie Mac secured debt financing provides some insulation from volatile markets.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  To the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely impacted.  For the past two years the Company has primarily issued unsecured debt and repaid secured debt when it has matured to place less reliance on mortgage debt financing.

Debt financing has inherent risks.  At December 31, 2012, the Company had approximately $2.82 billion of indebtedness (including $692.9 million of variable rate indebtedness, of which $300.0 million is subject to interest rate swaps effectively fixing the interest rate and $187.8 million is subject to interest rate protection agreements).  The Company is subject to the risks normally associated with debt financing, including the following:

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

Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, regional, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.

As of December 31, 2012, the Company had 55 of its 139 consolidated communities encumbered by debt.  With respect to the 55 communities encumbered by debt, all of them are secured by deeds of trust relating solely to those communities.  The holders of this indebtedness will have rights with respect to these communities and lenders may seek foreclosure of communities which would reduce the Company’s income and net asset value.

Rising interest rates may affect the Company’s costs of capital and financing activities and results of operation.  Interest rates could increase, which could result in higher interest expense on the Company’s variable rate indebtedness or increase interest rates when refinancing maturing fixed rate debt.  Prolonged interest rate increases could negatively impact the Company’s ability to make acquisitions and develop apartment communities with positive economic returns on investment and the Company’s ability to refinance existing borrowings.

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

Bond compliance requirements may limit income from certain communities.   At December 31, 2012, the Company had approximately $201.9 million of variable rate tax-exempt financing.  This tax-exempt financing provides for certain deed restrictions and restrictive covenants.  The Company expects to engage in tax-exempt financings in the future.  The Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements in order to allow the noteholder to exclude interest on qualified bond obligations from gross income for federal income tax purposes.  The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government.  Certain state and local authorities may impose additional rental restrictions.  These restrictions may limit income from the tax-exempt financed communities if the Company is required to lower rental rates to attract residents who satisfy the median income test.  If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

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

National and regional economic environments can negatively impact the Company’s operating results.  During recent years, a confluence of factors has resulted in job losses, turmoil and volatility in the capital markets, and caused a national and global recession.  The Company's forecast for the national economy assumes the return of growth, with estimated gross domestic product growth of the national economy and the economies of the western states.  In the event of another recession, the Company could incur reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses.

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

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.   The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received.  The Company’s development and redevelopment activities generally entail certain risks, including the following:

•	funds may be expended and management's time devoted to projects that may not be completed;
•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
•	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage;
•	occupancy rates and rents at a completed project may be less than anticipated; and
•	expenses at completed development projects may be higher than anticipated.

These risks may reduce the funds available for distribution to the Company’s stockholders.  Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor “General real estate investment risks may adversely affect property income and values.”

The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results.  The Company generated significant amounts of rental revenues for the year ended December 31, 2012, from the Company’s communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2012, 82% of the Company’s rental revenues were generated from communities located in California.  This geographic concentration could present risks if local property market performance falls below expectations. The economic condition of these markets could affect occupancy, property revenues, and expenses, from the communities and their underlying asset values.  The financial results of major local employers also may impact the cash flow and value of certain of the communities.  This could have a negative impact on the Company’s financial condition and operating results, which could affect the Company’s ability to pay expected dividends to its stockholders.

Competition in the apartment community market may adversely affect operations and the rental demand for the Company’s communities.  There are numerous housing alternatives that compete with the Company’s communities in attracting residents.  These include other apartment communities and single-family homes that are available for rent in the markets in which the communities are located.  If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations.  The Company also faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities.  This competition may result in an increase in costs and prices of apartment communities that the Company acquires and/or develops.

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

The Company’s future issuances of common stock, preferred stock or convertible debt securities could adversely affect the market price of the Company’s common stock.  In order to finance the Company’s acquisition and development activities, the Company has issued and sold common stock, preferred stock and convertible debt securities.  For example, during 2012 and 2011, the Company issued and sold 2.4 million and 2.5 million shares of common stock for $357.7 million and $323.9 million, net of fees and commissions, respectively.  The Company may in the future sell further shares of common stock, including pursuant to its equity distribution programs with Cantor Fitzgerald & Co., KeyBanc Capital Markets Inc., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc, and Citigroup Global Markets Inc.  In 2011, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock at a price of $25.00 per share for net proceeds of $71.2 million, net of costs and original issuance discounts.

In 2010, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus.  Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.

The indenture governing the notes, which we issued in August 2012, contains restrictive covenants that limit our operating flexibility.  In August 2012, the Company, through the Operating Partnership, issued $300 million of senior notes.  The Operating Partnership has also agreed to conduct an offer to exchange these senior notes for a new series of publicly registered notes (the “exchange notes”) with substantially identical terms.  The indenture, which governs both the senior notes issued in August 2012 and the exchange notes, contains financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

•	consummate a merger, consolidation or sale of all or substantially all of our assets; and
•	incur additional secured and unsecured indebtedness.

In addition, the instruments governing our other unsecured indebtedness require us to meet specified financial covenants, including covenants relating to net worth, fixed charge coverage, debt service coverage, the amounts of total indebtedness and secured indebtedness, leverage and certain investment limitations. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these provisions and those contained in the indenture governing the notes, may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants, including those contained in our indenture, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

A downgrade in our investment grade credit rating could materially and adversely affect our business and financial condition.  The Company plans to manage its operations to maintain its investment grade credit rating with a capital structure consistent with its current profile, but there can be no assurance that it will be able to maintain its current credit ratings. Any downgrades in terms of ratings or outlook by any of the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on its financial condition, results of operations and liquidity.

The Company’s Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest.   The Company’s Chairman, George M. Marcus is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments.  He is the Chairman of the Marcus & Millichap Company (“TMMC”), which is a holding company for certain real estate brokerage and services companies.  TMMC has an interest in Pacific Urban Residential and Summerhill Homes, companies that invest in apartment communities.

Mr. Marcus has agreed not to divulge any confidential or proprietary information that may be received by him in his capacity as Chairman of the Company to any of his affiliated companies and that he will abstain his vote on any and all resolutions by the Company Board of Directors regarding any proposed acquisition and/or development of an apartment community where it appears that there may be a conflict of interest with any of his affiliated companies.  Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which competition may be detrimental to the Company.  In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Company’s stockholders.

The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock.  As of December 31, 2012, George M. Marcus, the Chairman of the Company’s Board of Directors, wholly or partially owned 1.6 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 4.4% of the outstanding shares of the Company’s common stock. Mr. Marcus currently does not have majority control over the Company.  However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions.  Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.

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

Anti-takeover provisions contained in the Operating Partnership agreement, charter, bylaws, and certain provisions of Maryland law could delay, defer or prevent a change in control.  While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on the Company’s ability to act with respect to the Operating Partnership.  Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for the Company’s stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the Company’s stockholders.  The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company’s general partner interest in the Operating Partnership to another entity.  Such limitations on the Company’s ability to act may result in the Company’s being precluded from taking action that the Board of Directors believes is in the best interests of the Company’s stockholders.  As of December 31, 2012, the limited partners held or controlled approximately 5.5% of the outstanding units of partnership interest in the Operating Partnership, allowing such actions to be blocked by the limited partners.

The Company’s Charter authorizes the issuance of additional shares of common stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the common stock.  The Company may establish one or more series of preferred stock that could delay defer or prevent a transaction or a change in control.  Such a transaction might involve a premium price for the Company’s stock or otherwise be in the best interests of the holders of common stock.  Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of common stock.

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

There are risks that Fund II may operate in ways that may adversely impact the Company’s interests.  The Company is the general partner of Essex Apartment Value Fund II, L.P. (“Fund II”), and with Fund II there are the following risks:

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

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurance that the Company has identified and responded to all mold occurrences.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2012, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

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

Changes in the Company’s financing policy may lead to higher levels of indebtedness.  The Company has adopted a policy of maintaining a limit on debt financing consistent with the existing covenants required to maintain the Company’s unsecured line of credit bank facility, unsecured debt and senior unsecured bonds.  The Company’s organizational documents do not limit the amount or percentage of indebtedness that may be incurred.  If the Company changed this policy, the Company could incur more debt, resulting in an increased risk of default on the Company’s obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect the Company’s financial condition and results of operations.  Such increased debt could exceed the underlying value of the communities.

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

The U.S. federal tax rate on certain corporate dividends paid to certain individuals and other non-corporate taxpayers is at a reduced rate of 15%; a rate of 20% applies to certain high-income individual taxpayers.  Dividends paid by REITs to individuals and other non-corporate stockholders are not eligible for the reduced 15% dividend rates.  This may cause investors to view REIT investments to be less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including the Company’s stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s Portfolio as of December 31, 2012 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 163 apartment communities (comprising 33,468 apartment units), of which 15,444 units are located in Southern California, 10,189 units are located in the San Francisco Bay Area, and 7,835 units are located in the Seattle metropolitan area.  The Company’s apartment communities accounted for 98.4% of the Company’s revenues for the year ended December 31, 2012.

Occupancy Rates

The Company’s average financial occupancies for the Company’s stabilized communities or “2012/2011 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2012 and 2011) was unchanged at 96.3% for the years ended December 31, 2012, and 2011.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  When calculating actual rents for occupied units and market rents for vacant units, delinquencies and concessions are not taken into account.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.   The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to the Company’s calculation of financial occupancy.  Market rates are determined using a variety of factors such as effective rental rates at the property based on recently signed leases and asking rates for comparable properties in the market.  The recently signed effective rates at the property are used as the starting point in the determination of the market rates of vacant units.  The Company then increases or decreases these rates based on the supply and demand in the apartment community’s market.  The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market.

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

Communities

The Company’s communities are primarily suburban garden-style communities and town homes comprising multiple clusters of two and three-story buildings situated on three to fifteen acres of land.  As of December 31, 2012, the Company’s communities include 117 garden-style, 43 mid-rise, and 3 high-rise communities.  The communities have an average of approximately 206 units, with a mix of studio, one, two and some three-bedroom units.  A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, volleyball and playground areas and tennis courts.

The Company hires, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•	located near employment centers;
●	attractive communities that are well maintained; and
●	proactive customer service approach.

Commercial Buildings

The Company’s corporate headquarters is located in two office buildings with approximately 31,900 square feet located at 925/935 East Meadow Drive, Palo Alto, California.   The Company owns an office building with approximately 110,000 square feet located in Irvine, California, of which the Company occupies approximately 7,150 square feet at December 31, 2012.  The Company owns Essex-Hollywood, a 35,000 square foot commercial building as a future development site that is currently 100% leased as a production studio.

During 2011, the Company purchased a retail site in Santa Clara for $20.6 million.  The plans for this project are to entitle the site for 494 apartment units.  The site is currently improved with a 139,000 square foot retail space that is 100% leased.

The following tables describe the Company’s Portfolio as of December 31, 2012. The first table describes the Company’s communities and the second table describes the Company’s other real estate assets.   (See Note 7 of the Company’s consolidated financial statements for more information about the Company’s secured mortgage debt and Schedule III for a list of secured mortgage loans related to the Company’s Portfolio.)

			Rentable
			Square	Year		Year
Communities (1)	Location	Units	Footage	Built		Acquired	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	301	254,400	1971		2002	97%
Anavia	Anaheim, CA	250	312,343	2009		2010	95%
Barkley, The(3)(4)	Anaheim, CA	161	139,800	1984		2000	97%
Bonita Cedars	Bonita, CA	120	120,800	1983		2002	96%
Camarillo Oaks	Camarillo, CA	564	459,000	1985		1996	96%
Camino Ruiz Square	Camarillo, CA	160	105,448	1990		2006	97%
Cambridge	Chula Vista, CA	40	22,100	1965		2002	95%
Mesa Village	Clairemont, CA	133	43,600	1963		2002	97%
Regency at Encino	Encino, CA	75	78,487	1989		2009	97%
Valley Park(4)	Fountain Valley, CA	160	169,700	1969		2001	97%
Capri at Sunny Hills(4)	Fullerton, CA	100	128,100	1961		2001	95%
Haver Hill(5)	Fullerton, CA	264	224,130	1973		2012	96%
Wilshire Promenade	Fullerton, CA	149	128,000	1992		1997	96%
Montejo(4)	Garden Grove, CA	124	103,200	1974		2001	97%
CBC Apartments	Goleta, CA	148	91,538	1962		2006	95%
Sweeps, The (Chimney Sweep Apartments)	Goleta, CA	91	88,370	1967		2006	84%
416 on Broadway	Glendale, CA	115	126,782	2009		2010	95%
Hampton Court	Glendale, CA	83	71,500	1974		1999	97%
Hampton Place	Glendale, CA	132	141,500	1970		1999	97%
Devonshire	Hemet, CA	276	207,200	1988		2002	92%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984		1997	95%
The Huntington	Huntington Beach, CA	276	202,256	1975		2012	97%
Axis 2300	Irvine, CA	115	170,714	2010	(6)	2010	95%
Hillsborough Park	La Habra, CA	235	215,500	1999		1999	96%
Trabuco Villas	Lake Forest, CA	132	131,000	1985		1997	96%
Madrid Apartments(7)	Mission Viejo, CA	230	228,099	2000		2012	97%
Marbrisa	Long Beach, CA	202	122,800	1987		2002	97%
Pathways	Long Beach, CA	296	197,700	1975	(8)	1991	96%
Belmont Station	Los Angeles, CA	275	225,000	2008		2008	96%
Bellerive	Los Angeles, CA	63	79,296	2011		2011	98%
Bunker Hill	Los Angeles, CA	456	346,600	1968		1998	96%
Cochran Apartments	Los Angeles, CA	58	51,400	1989		1998	96%
Kings Road	Los Angeles, CA	196	132,100	1979		1997	96%
Marbella, The	Los Angeles, CA	60	50,108	1991		2005	96%
Pacific Electric Lofts(7)	Los Angeles, CA	314	277,980	2006		2012	100%
Park Catalina	Los Angeles, CA	90	72,864	2002		2012	98%
Park Place	Los Angeles, CA	60	48,000	1988		1997	96%
Renaissance, The(9)	Los Angeles, CA	169	154,268	1990	(10)	2006	98%
Santee Court	Los Angeles, CA	165	132,040	2004		2010	97%
Santee Village	Los Angeles, CA	73	69,817	2011		2010	97%
Windsor Court	Los Angeles, CA	58	46,600	1988		1997	96%
Marina City Club(11)	Marina Del Rey, CA	101	127,200	1971		2004	97%
Mirabella	Marina Del Rey, CA	188	176,800	2000		2000	96%
Mira Monte	Mira Mesa, CA	355	262,600	1982		2002	97%
Hillcrest Park	Newbury Park, CA	608	521,900	1973		1998	97%
Fairways(12)	Newport Beach, CA	74	107,100	1972		1999	95%
Muse	North Hollywood, CA	152	135,292	2011		2011	96%
Country Villas	Oceanside, CA	180	179,700	1976		2002	96%
Mission Hills	Oceanside, CA	282	244,000	1984		2005	97%
Mariners Place	Oxnard, CA	105	77,200	1987		2000	98%
Monterey Villas	Oxnard, CA	122	122,100	1974		1997	97%
Tierra Vista	Oxnard, CA	404	387,100	2001		2001	96%
Arbors Parc Rose(7)	Oxnard, CA	373	503,196	2001		2011	96%
Monterra del Mar	Pasadena, CA	123	74,400	1972		1997	97%
Monterra del Rey	Pasadena, CA	84	73,100	1972		1999	97%
Monterra del Sol	Pasadena, CA	85	69,200	1972		1999	97%
Villa Angelina(4)	Placentia, CA	256	217,600	1970		2001	97%

(continued)

			Rentable
			Square	Year		Year
Communities (1)	Location	Units	Footage	Built		Acquired	Occupancy(2)
Southern California (continued)
Fountain Park	Playa Vista, CA	705	608,900	2002		2004	97%
Highridge(4)	Rancho Palos Verdes, CA	255	290,200	1972	(13)	1997	94%
CentrePointe (The Bluffs II)	San Diego, CA	224	126,700	1974	(14)	1997	94%
Summit Park	San Diego, CA	300	229,400	1972		2002	96%
Vista Capri - North	San Diego, CA	106	51,800	1975		2002	97%
Brentwood(4)	Santa Ana, CA	140	154,800	1970		2001	98%
Essex Skyline at MacArthur Place (15)	Santa Ana, CA	349	512,791	2008	(6)	2010	95%
Fairhaven (Treehouse)(4)	Santa Ana, CA	164	135,700	1970		2001	96%
Hope Ranch Collection	Santa Barbara, CA	108	126,700	1965 &73		2007	98%
Hidden Valley(16)	Simi Valley, CA	324	310,900	2004		2004	96%
Meadowood	Simi Valley, CA	320	264,500	1986		1996	96%
Shadow Point	Spring Valley, CA	172	131,200	1983		2002	96%
Coldwater Canyon	Studio City, CA	39	34,125	1979		2007	96%
Allegro	Valley Village, CA	97	127,812	2010	(6)	2010	97%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971		1997	96%
Pinehurst(17	Ventura, CA	28	21,200	1973		2004	99%
Woodside Village	Ventura, CA	145	136,500	1987		2004	97%
Walnut Heights	Walnut, CA	163	146,700	1964		2003	96%
Reveal(7)	Woodland Hills, CA	438	414,892	2010		2011	93%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970	(18)	1997	97%
		15,444	13,717,248				96%
Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974		2006	98%
Carlmont Woods(9)	Belmont, CA	195	107,200	1971		2004	96%
Davey Glen(9)	Belmont, CA	69	65,974	1962		2006	96%
Fourth and U	Berkeley, CA	171	146,255	2010		2010	96%
Commons, The	Campbell, CA	264	153,168	1973		2010	97%
Pointe at Cupertino, The	Cupertino, CA	116	135,200	1963	(19)	1998	97%
Harbor Cove(9)	Foster City, CA	400	306,600	1971		2004	96%
Stevenson Place	Fremont, CA	200	146,200	1971		1983	97%
Boulevard	Fremont, CA	172	131,200	1978	(20)	1996	95%
Briarwood(7)	Fremont, CA	160	111,160	1975		2011	96%
The Woods(7)	Fremont, CA	160	105,280	1978		2011	97%
City View	Hayward, CA	572	462,400	1975	(21)	1998	96%
Alderwood Park(9)	Newark, CA	96	74,624	1987		2006	97%
Bridgeport	Newark, CA	184	139,000	1987	(22)	1987	97%
The Grand	Oakland, CA	243	205,026	2009		2009	99%
San Marcos	Richmond, CA	432	407,600	2003		2003	98%
Mt. Sutro	San Francisco, CA	99	64,000	1973		2001	96%
Park West	San Francisco, CA	126	90,060	1958		2012	82%
Bennett Lofts	San Francisco, CA	113	142,667	2004		2012	93%
101 San Fernando	San Jose, CA	323	296,078	2001		2010	97%
Willow Lake	San Jose, CA	508	471,744	1989		2012	95%
Bella Villagio	San Jose, CA	231	227,511	2004		2010	98%
Carlyle, The	San Jose, CA	132	129,200	2000		2000	97%
Esplanade	San Jose, CA	278	279,000	2002		2004	97%
Waterford, The	San Jose, CA	238	219,600	2000		2000	97%
Hillsdale Garden	San Mateo, CA	697	611,505	1948		2006	97%
Bel Air	San Ramon, CA	462	391,000	1988/2000		1997	96%
Canyon Oaks	San Ramon, CA	250	237,894	2005		2007	97%
Foothill Gardens	San Ramon, CA	132	155,100	1985		1997	95%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005		2007	96%
Twin Creeks	San Ramon, CA	44	51,700	1985		1997	95%
1000 Kiely	Santa Clara, CA	121	128,486	1971		2011	96%
Le Parc Luxury Apartments	Santa Clara, CA	140	113,200	1975		1994	97%
Marina Cove(23)	Santa Clara, CA	292	250,200	1974	(24)	1994	96%
Riley Square(7)	Santa Clara, CA	156	126,900	1972		2012	94%
Chestnut Street	Santa Cruz, CA	96	87,640	2002		2008	95%
Harvest Park	Santa Rosa, CA	104	116,628	2004		2007	97%
Bristol Commons	Sunnyvale, CA	188	142,600	1989		1997	97%

(continued)

			Rentable
			Square	Year		Year
Communities (1)	Location	Units	Footage	Built		Acquired	Occupancy(2)
Northern California (continued)
Brookside Oaks(4)	Sunnyvale, CA	170	119,900	1973		2000	96%
Magnolia Lane(25)	Sunnyvale, CA	32	31,541	2001	(26)	2007	96%
Montclaire, The	Sunnyvale, CA	390	294,100	1973	(27)	1988	97%
Reed Square	Sunnyvale, CA	100	95,440	1970		2011	96%
Summerhill Park	Sunnyvale, CA	100	78,500	1988		1988	98%
Magnolia Square (4)	Sunnyvale, CA	156	110,824	1969	(26)	2007	96%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989		1989	97%
Via	Sunnyvale, CA	284	309,421	2011		2011	97%
Vista Belvedere	Tiburon, CA	76	78,300	1963		2004	96%
Tuscana	Tracy, CA	30	29,088	2007		2007	93%
		10,189	8,792,525				97%
Seattle, Washington Metropolitan Area
Cedar Terrace	Bellevue, WA	180	174,200	1984		2005	96%
Courtyard off Main	Bellevue, WA	109	108,388	2000		2010	97%
Emerald Ridge	Bellevue, WA	180	144,000	1987		1994	96%
Foothill Commons	Bellevue, WA	388	288,300	1978	(28)	1990	94%
Palisades, The	Bellevue, WA	192	159,700	1977		1990	97%
Sammamish View	Bellevue, WA	153	133,500	1986		1994	98%
Woodland Commons	Bellevue, WA	236	172,300	1978	(29)	1990	88%
Canyon Pointe	Bothell, WA	250	210,400	1990		2003	96%
Inglenook Court	Bothell, WA	224	183,600	1985		1994	96%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000		2000	98%
Stonehedge Village	Bothell, WA	196	214,800	1986		1997	98%
Highlands at Wynhaven	Issaquah, WA	333	424,674	2000		2008	96%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999		1999	97%
Wandering Creek	Kent, WA	156	124,300	1986		1995	98%
Ascent	Kirkland, WA	90	75,840	1988		2012	94%
Bridle Trails	Kirkland, WA	108	99,700	1986	(30)	1997	97%
Corbella at Juanita Bay	Kirkland, WA	169	103,339	1978		2010	97%
Evergreen Heights	Kirkland, WA	200	188,300	1990		1997	95%
Montebello	Kirkland, WA	248	272,734	1996		2012	96%
Laurels at Mill Creek, The	Mill Creek, WA	164	134,300	1981		1996	95%
Morning Run(9)	Monroe, WA	222	221,786	1991		2005	97%
The Elliot at Mukilteo (Anchor Village)(4)	Mukilteo, WA	301	245,900	1981		1997	95%
Castle Creek	Newcastle, WA	216	191,900	1997		1997	97%
Delano/Bon Terra	Redmond, WA	126	116,340	2011/2005		2011/2012	96%
Elevation	Redmond, WA	157	138,916	1986		2010	94%
Vesta (Redmond Hill East)(7)	Redmond, WA	440	381,675	1998		2011	96%
Redmond Hill West(7)	Redmond, WA	442	350,275	1985		2011	96%
Brighton Ridge	Renton, WA	264	201,300	1986		1996	97%
Fairwood Pond	Renton, WA	194	189,200	1997		2004	96%
Forest View	Renton, WA	192	182,500	1998		2003	97%
Bernard, The	Seattle, WA	63	43,151	2008		2011	97%
Cairns, The	Seattle, WA	100	70,806	2006		2007	96%
Domaine	Seattle, WA	92	79,421	2012		2012	88%
Eastlake 2851(9)	Seattle, WA	133	234,086	2008		2008	96%
Fountain Court	Seattle, WA	320	207,000	2000		2000	95%
Joule (31)	Seattle, WA	295	191,109	2010		2010	96%
Linden Square	Seattle, WA	183	142,200	1994		2000	96%
Wharfside Pointe	Seattle, WA	142	119,200	1990		1994	95%
		7,835	6,913,940				96%
Total/Weighted Average		33,468	29,423,713				96%

			Rentable
			Square	Year	Year
Other real estate assets(1)	Location	Tenants	Footage	Built	Acquired	Occupancy(2)
Office Buildings
925 / 935 East Meadow Drive(32)	Palo Alto, CA	1	31,900	1988 / 1962	1997 / 2007	100%
6230 Sunset Blvd(33)	Los Angeles, CA	1	35,000	1938	2006	100%
17461 Derian Ave(34)	Irvine, CA	6	110,000	1983	2000	93%
Santa Clara Retail	Santa Clara, CA	3	139,000	1970	2011	100%
Total Office Buildings		11	315,900			99%

Footnotes to the Company’s Portfolio Listing as of December 31, 2012

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.
(2)
For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2012; for the commercial buildings or properties which have not yet stabilized, or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2012.  For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

(3)	The community is subject to a ground lease, which, unless extended, will expire in 2082.
(4)
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

(5)	This community is owned by Wesco III. The Company has a 50% interest in Wesco III which is accounted for using the equity method of accounting.
(6)	The Company completed development of the property in 2010.
(7)	This community is owned by Wesco I. The Company has a 50% interest in Wesco I which is accounted for using the equity method of accounting.
(8)	The Company completed a $10.8 million redevelopment in 2009.
(9)	This community is owned by Fund II. The Company has a 28.2% interest in Fund II which is accounted for using the equity method of accounting.
(10)	Fund II completed a $5.3 million redevelopment in 2008.
(11)	This community is subject to a ground lease, which, unless extended, will expire in 2067.
(12)	This community is subject to a ground lease, which, unless extended, will expire in 2027.
(13)	The Company completed a $16.6 million redevelopment in 2009.
(14)	The Company is in the process of performing a $10.2 million redevelopment.
(15)	The Company has a 97% interest. A 50% voting interest was acquired in April 2012 when the Company acquired the joint venture partner’s membership interest.
(16)	The Company and EMC have a 74.0% and a 1% member interest, respectively.
(17)	The Community is subject to a ground lease, which, unless extended, will expire in 2028.
(18)	The Company completed a $12.0 million redevelopment in 2008.
(19)	The Company is in the process of performing a $10.0 million redevelopment
(20)	The Company completed an $8.9 million redevelopment in 2008.
(21)	The Company completed a $9.4 million redevelopment in 2009.
(22)	The Company completed a $4.6 million redevelopment in 2009.
(23)	A portion of this community on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(24)	The Company is in the process of performing a $9.9 million redevelopment.
(25)	The community is subject to a ground lease, which, unless extended, will expire in 2070.
(26)	The Company is in the process of performing a $13.3 million redevelopment.
(27)	The Company completed a $12.5 million redevelopment in 2009.
(28)	The Company completed a $36.3 million redevelopment in 2012, which included the construction of 28 in-fill units in 2009.
(29)	The Company completed the construction of 66 additional apartment homes in 2012 and is in the process of performing a redevelopment for a total cost of $21.6 million.
(30)	The Company completed a $5.1 million redevelopment and completed construction of 16 units of the community’s 108 units in 2006.
(31)	The Company has 99% ownership in this community.
(32)	The Company occupies 100% of this property.
(33)	The property is leased through July 2014 to a single tenant.
(34)	The Company occupies 7% of this property.

Item 3. Legal Proceedings

There have been have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2012, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

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

Market Information

The Company’s common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close

December 31, 2012	$150.71	$136.38	$146.65
September 30, 2012	$160.64	$147.38	$148.24
June 30, 2012	$161.53	$146.05	$153.92
March 31, 2012	$151.54	$136.43	$151.51

December 31, 2011	$148.44	$111.25	$140.51
September 30, 2011	$145.40	$119.15	$120.04
June 30, 2011	$138.31	$122.67	$135.29
March 31, 2011	$124.41	$109.98	$124.00

The closing price as of February 20, 2013 was $152.41.

Holders

The approximate number of holders of record of the shares of the Company’s common stock was 259 as of February 20, 2013.  This number does not include stockholders whose shares are held in investment accounts by other entities.  The Company believes the actual number of stockholders is greater than the number of holders of record.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2012, 2011, and 2010 related to common stock, and Series F, G and Series H preferred stock for tax purposes are as follows:

	2012	2011	2010
Common Stock
Ordinary income	70.58%	63.68%	82.46%
Capital gain	8.75%	11.16%	5.61%
Unrecaptured section 1250 capital gain	7.97%	0.74%	0.00%
Return of capital	12.70%	24.42%	11.93%
	100.00%	100.00%	100.00%

	2012	2011	2010
Series F, G, and H Preferred stock
Ordinary income	80.85%	100.00%	93.63%
Capital gains	10.02%	0.00%	6.37%
Unrecaptured section 1250 capital gain	9.13%	0.00%	0.00%
	100.00%	100.00%	100.00%

Dividends and Distributions

Since its initial public offering on June 13, 1994, the Company has paid regular quarterly dividends to its stockholders. The Company has paid the following dividends per share of common stock:

Year Ended	Annual Dividend	Quarter Ended	2012	2011	2010
1995	$1.685	March 31,	$1.100	$1.040	$1.033
1996	$1.720	June 30,	1.100	1.040	1.033
1997	$1.770	September 30,	1.100	1.040	1.033
1998	$1.950	December 31,	1.100	1.040	1.033
1999	$2.150
2000	$2.380	Annual Dividend	$4.400	$4.160	$4.130
2001	$2.800
2002	$3.080
2003	$3.120
2004	$3.160
2005	$3.240
2006	$3.360
2007	$3.720
2008	$4.080
2009	$4.120

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

On February 20, 2013, the Company announced the Board of Directors approved a $0.44 per share increase to the annualized cash dividend.  Accordingly, the first quarter dividend distribution, payable on April 12, 2013 to stockholders as of record as of March 28, 2013, will be $1.21 per share.  On an annualized basis, the dividend represents a distribution of $4.84 per common share.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the Company’s disclosure in the 2013 Proxy Statement under the heading “Equity Compensation Plan Information”, which disclosure is incorporated herein by reference.

Issuance of Registered Equity Securities

During 2012, the Company sold 2,404,096 shares of common stock for $357.7 million, net of commissions, at an average price of $150.26.  During the first quarter of 2013 through February 21, 2013, the Company has issued 758,644 shares of common stock at an average price of $151.70 for $114.0 million, net of fees and commissions.  These sales were pursuant to a registration statement and the Company used the net proceeds from the stock offerings to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes.

Issuer Purchases of Equity Securities – Common Stock, Series G Cumulative Convertible Preferred Stock

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The Company did not repurchase any shares during 2012, 2011 and 2010.  Since the Company announced the inception of the stock repurchase plan, the Company has repurchased and retired 816,659 shares for $66.6 million at an average stock price of $81.56 per share, including commissions as of December 31, 2012.

Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2007 and that all dividends were reinvested (1).

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Essex Property Trust, Inc.	100.00	81.99	94.78	134.70	171.15	183.99
NAREIT All Equity REIT Index	100.00	62.27	79.70	101.98	110.42	132.18
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59

(1) Common stock performance data is provided by SNL Financial.

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company from January 1, 2008 through December 31, 2012.

		Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands, except per share amounts)
OPERATING DATA:
REVENUES
Rental and other property	$531,936	$465,713	$405,728	$401,550	$397,673
Management and other fees from affiliates	11,489	6,780	4,551	4,325	5,166
	543,425	472,493	410,279	405,875	402,839
EXPENSES
Property operating expenses	174,088	159,234	143,164	137,457	130,328
Depreciation	170,592	151,428	128,221	116,540	108,221
General and administrative	23,307	20,694	23,255	24,966	24,725
Cost of management and other fees	6,513	4,610	2,707	3,096	2,959
Impairment and other charges	-	-	2,302	13,084	650
	374,500	335,966	299,649	295,143	266,883
Earnings from operations	168,925	136,527	110,630	110,732	135,956

Interest expense before amortization expense	(100,244)	(91,694)	(82,756)	(81,196)	(78,203)
Amortization expense	(11,644)	(11,474)	(4,828)	(4,820)	(6,860)
Interest and other income	13,833	17,139	27,841	13,040	11,337
Equity income (loss) from co-investments	41,745	(467)	(1,715)	670	7,820
Gain on remeasurement of co-investment	21,947	-	-	-	-
(Loss) gain on early retirement of debt	(5,009)	(1,163)	(10)	4,750	3,997
Gain on the sales of real estate	-	-	-	103	4,578
Income before discontinued operations	129,553	48,868	49,162	43,279	78,625
Income from discontinued operations	10,037	8,648	1,620	10,460	5,770
Net income	139,590	57,516	50,782	53,739	84,395

Net income attributable to noncontrolling interest	(14,306)	(10,446)	(14,848)	(16,631)	(22,255)
Net income attributable to controlling interest	125,284	47,070	35,934	37,108	62,140
Dividends to preferred stockholders	(5,472)	(4,753)	(2,170)	(4,860)	(9,241)
Excess (deficit) of the carrying amount of preferred stock redeemed over the cash paid to redeem preferred stock	-	(1,949)	-	49,952	-
Net income available to common stockholders	$119,812	$40,368	$33,764	$82,200	$52,899
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$3.15	$0.99	$1.09	$2.66	$1.88
Net income available to common stockholders	$3.42	$1.24	$1.14	$3.01	$2.10
Weighted average common stock outstanding	35,032	32,542	29,667	27,270	25,205
Diluted:
Income before discontinued operations available to common stockholders	$3.14	$0.99	$1.09	$2.56	$1.87
Net income available to common stockholders	$3.41	$1.24	$1.14	$2.91	$2.09
Weighted average common stock outstanding	35,125	32,629	29,734	29,747	25,347
Cash dividend per common share	$4.40	$4.16	$4.13	$4.12	$4.08

	As of December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$5,033,672	$4,313,064	$3,964,561	$3,412,930	$3,279,788
Net investment in rental properties	3,952,155	3,393,038	3,189,008	2,663,466	2,639,762
Real estate under development	66,851	44,280	217,531	274,965	272,273
Total assets	4,847,223	4,036,964	3,732,887	3,254,637	3,164,823
Total secured indebtedness	1,565,599	1,745,858	2,082,745	1,832,549	1,588,931
Total unsecured indebtedness	1,253,084	615,000	176,000	14,893	165,457
Cumulative convertible preferred stock	4,349	4,349	4,349	4,349	145,912
Cumulative redeemable preferred stock	73,750	73,750	25,000	25,000	25,000
Stockholders' equity	1,764,804	1,437,527	1,149,946	1,053,096	852,227

	As of and for the years ended December 31,
	2012	2011	2010	2009	2008
OTHER DATA:
Net income	$139,590	$57,516	$50,782	$53,739	$84,395
Interest expense before amortization expense	100,244	91,694	82,756	81,196	78,203
Amortization expense	11,644	11,474	4,828	4,820	6,860
Tax benefit	-	(1,682)	-	-	-
Depreciation (1)	170,686	152,543	129,712	118,522	113,294
EBITDA(2)	$422,164	$311,545	$268,078	$258,277	$282,752

(1)	Includes amounts classified within discontinued operations.

(2)
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

OVERVIEW

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  The Company owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership.  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2012, had an approximately 94.5% general partner interest in the Operating Partnership.

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

As of December 31, 2012, the Company had ownership interests in 163 communities, comprising 33,468 apartment units, and the apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2012, the Company also had ownership interests in five commercial buildings (with approximately 315,900 square feet).

As of December 31, 2012, the Company’s development pipeline was comprised of two consolidated projects under development, seven unconsolidated joint venture projects under development, two consolidated predevelopment project, one unconsolidated joint venture predevelopment project and one consolidated land parcel held for future development or sale aggregating 2,994 units, with total incurred costs of $531.6 million, and estimated remaining project costs of approximately $463.9 million for total estimated project costs of $995.5 million.  By region, the Company's operating results for 2012 and 2011 and projections for 2013 new housing supply, job growth, and rental income are as follows:

Southern California Region:  As of December 31, 2012, this region represented 47% of the Company’s consolidated apartment units.  During the year ended December 31, 2012, revenues for “2012/2011 Same-Properties” (as defined below), or “Same-Property revenues,” increased 4.2% in 2012 as compared to 2011.  In 2013, the Company expects new residential supply of 11,500 multifamily and 7,135 single family homes, which represents a total new multifamily supply of 0.5% and 0.3% of total housing stock, respectively.  The Company assumes an increase of 117,500 jobs or 1.7%, and an increase in rental income of 3.8% to 5.3% in 2013.

Northern California Region:  As of December 31, 2012, this region represented 31% of the Company’s consolidated apartment units.  Same-Property revenues increased 9.6% in 2012 as compared to 2011.  In 2013, the Company expects new residential supply of 9,900 multifamily and 4,479 single family homes, which represents a total new multifamily supply of 1.1% and 0.6%, respectively, of total housing stock.  The Company assumes an increase of 68,500 jobs or 2.4%, and an increase in rental income of 6.5% to 8.0% in 2013.

Seattle Metro Region: As of December 31, 2012, this region represented 22% of the Company’s consolidated apartment units.  Same-Property revenues increased 8.4% in 2012 as compared to 2011.  In 2013, the Company expects new residential supply of 6,900 multifamily and 5,888 single family homes, which represents a total new multifamily supply of 1.7% and 1.1%, respectively, of total housing stock.  The Company assumes an increase of 41,000 jobs or 2.8%, and an increase in rental income of 6.0% to 7.5% in 2013.

The Company expects 2013 Same-Property revenues to increase between 5.0% and 6.5% compared to 2012 results, as renewal and new leases are signed at higher rents in 2013 than 2012.  The Company expects 2013 Same-Property financial occupancy to be consistent with 2012 at 96.3%, and thus 2013 revenues will increase 5.0% to 6.5% due to a similar increase in scheduled rent.  Same-Property operating expenses are expected to increase from 2.0% in 2012, to a range of 3.0% to 4.0% in 2013, and forecasted increases in property taxes account for approximately 45% of the forecasted increase in property expenses in 2013 compared to 2012.  Finally, Same-Property net operating income (“NOI”) which is defined as Same-Property revenues less Same-Property operating expenses is expected to moderate from a 9.2% increase for 2012 to a range of an increase of 6.0% to 8.0% in 2013.

The Company’s consolidated communities are as follows:

	As of December 31, 2012		As of December 31, 2011
	Apartment Units	%	Apartment Units	%
Southern California	13,656	47%	13,205	48%
Northern California	8,987	31%	8,106	30%
Seattle Metro	6,598	22%	6,108	22%
Total	29,241	100%	27,419	100%

Co-investments including Fund II, Wesco I and Wesco III communities, and preferred equity co-investment communities are not included in the table presented above for both years.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2012 to the Year Ended December 31, 2011

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “2012/2011 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2012 and 2011) remained consistent at 96.3% for 2012 and 2011.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

The regional breakdown of the Company’s 2012/2011 Same-Property portfolio for financial occupancy for the years ended December 31, 2012 and 2011 is as follows:

	Years ended
	December 31,
	2012	2011
Southern California	96.1%	96.1%
Northern California	96.7%	96.7%
Seattle Metro	96.1%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2012/2011 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2012	2011	Change	Change
Property Revenues ($ in thousands)
2012/2011 Same-Properties:
Southern California	58	$227,768	$218,626	$9,142	4.2%
Northern California	33	159,993	146,008	13,985	9.6
Seattle Metro	28	85,373	78,785	6,588	8.4
Total 2011/2010 Same-Property revenues	119	473,134	443,419	29,715	6.7
2012/2011 Non-Same Property Revenues (1)		58,802	22,294	36,508	163.8
Total property revenues		$531,936	$465,713	$66,223	14.2%

 (1) Includes thirteen communities acquired after January 1, 2011, one redevelopment community, five development communities, and three commercial buildings.

2012/2011 Same-Property Revenues increased by $29.7 million or 6.7% to $473.1 million for 2012 compared to $443.4 million in 2011.  The increase was primarily attributable to an increase in scheduled rents of $27.9 million as reflected in an increase of 6.4% in average rental rates from $1,388 per unit for 2011 to $1,478 per unit for 2012.  Scheduled rents increased in all regions by 3.8%, 9.5%, and 8.2% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income increased by $1.3 million and $1.4 million, respectively in 2012 compared to 2011.  Occupancy was consistent between years at 96.3%.

2012/2011 Non-Same Property Revenues revenue increased by $36.5 million or 164% to $58.8 million in 2012 compared to $22.3 million to 2011.  The increase was primarily due to revenue generated from five development communities (Via, Allegro, Bellerive, Muse, and Santee Village), thirteen communities acquired or consolidated since January 1, 2011 (Bernard, 1000 Kiely, Delano/Bon Terra, Reed Square, Essex Skyline at MacArthur Place, Park Catalina, The Huntington, Montebello, Park West, Domaine, Ascent, Willow Lake, and Bennett Lofts).

Management and other fees from affiliates increased $4.7 million or 69.5% to $11.5 million in 2012 compared to $6.8 million in 2011.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed in 2011 and 2012 to develop Epic, Expo, Connolly Station, Elkhorn, Folsom and Fifth, The Huxley and The Dylan development projects.

Property operating expenses, excluding real estate taxes increased $9.9 million or 8.6% for 2012 compared to 2011, primarily due to the acquisition of thirteen communities and the lease-up of five development properties.  2012/2011 Same-Property operating expenses excluding real estate taxes, increased by $2.2 million or 2.0% for the 2012 compared to 2011, due mainly to a $1.5 million increase in salaries, marketing, and administration costs and a $0.3 million increase in utilities due to increases in rates for water and sewer.

Real estate taxes increased $4.9 million or 11.3% for 2012 compared to 2011, due primarily to the acquisition of thirteen communities and expensing property taxes instead of capitalizing the cost for communities that were previously under development.  2012/2011 Same-Property real estate taxes increased by $0.9 million or 2.3% for the 2012 compared to 2011 due to an increase of 5.6% in property taxes for the Seattle Metro and a 2.0% in property taxes for the majority of the properties located in California regulated by Prop. 13 offset by temporary reductions in assessed property valuations for select communities located in California.

Depreciation expense increased by $19.2 million or 12.7% for 2012 compared to 2011, due to the acquisition of thirteen communities and the lease-up of five development properties.  Also, the increase is due to the capitalization of approximately $97.9 million in additions to rental properties in 2012, including $40.2 million spent on redevelopment, $13.7 million spent on improvement to recent acquisitions, and $7.7 million spent on revenue generating capital expenditures, and the capitalization of approximately $95.3 million in additions to rental properties for 2011, including $45.1 million spent on redevelopment, $16.4 million spent on improvements to recent acquisitions, and $7.6 million spent on revenue generating capital expenditures.

General and administrative expense increased $2.6 million or 12.6% for 2012 compared to 2011 primarily due to an increase of acquisitions cost of $1.3 million compared to 2011 related to the increase in acquisitions in 2012 compared to 2011, annual compensation adjustments for merit, and the cost of hiring additional staff to manage the new acquisitions.

Cost of management and other fees increased $1.9 million or 41.3% for 2012 compared to 2011 primarily due to an increase in administrative costs due to hiring of additional staff to assist with the management of the Company’s co-investments including Wesco I and II and the development joint ventures formed in 2011 and 2012.

Interest expense before amortization increased $8.6 million or 9.3% in 2012, primarily due to the payoff of the $250 million secured line of credit in the fourth quarter of 2011 which had an average interest rate of 1.3%.  The Company replaced the secured line with an unsecured term loan at an average interest rate of 2.7%.  Also, on March 31, 2011, the Company issued $150 million of private placement notes with an average interest rate of 4.5%, on August 15, 2012 the Company issued $300 million of new unsecured bonds with an interest rate of 3.625%, and the Company drew an additional $150 million on a bank term loan in the fourth quarter of 2012.  Thus, interest expense increased due to an increase in average outstanding debt for the funding of 2012 acquisitions and the development pipeline and a higher average interest rate for 2012 compared to 2011.

Interest and other income decreased by $3.3 million for 2012 primarily due to $2.3 million of promote income earned from achieving certain performance hurdles related to the Essex Skyline co-investment and the sale of marketable securities for a gain of $0.8 million in 2012, compared to a gain of $5.0 million from the sale of marketable securities, $0.2 gain from the sale of a land parcel, and a $1.7 million income tax benefit from a taxable REIT subsidiary that met the “more likely than not” threshold in the fourth quarter of 2011.  This tax benefit relates to the write-off of an investment in a joint venture development project recognized during 2009.

Equity income (loss) in co-investments was income of $41.7 million in 2012 compared to a loss of $0.5 million in 2011.  The increase was primarily due to the Company’s pro-rata share of the gain of $29.1 million from the sale of seven properties owned by Fund II, and income of $13.5 million in 2012 compared to $3.5 million for 2011, related to the Company’s preferred equity investments made in 2011.  In the fourth quarter of 2011, the Company made a preferred equity investment in Wesco II which earned $9.0 million for 2012 compared to $0.5 million in 2011.

Gain on remeasurement of co-investment of $21.9 million in 2012 was due to the Company’s acquisition of the joint venture partner’s membership interest in Essex Skyline at MacArthur Place which the Company subsequently consolidated.  Upon consolidation, a gain was recorded equal to the amount by which the fair value of the Company’s previously noncontrolling interest exceeded its carrying value.

Loss on early retirement of debt was $5.0 million for 2012 was due to the write-off of deferred financing costs and prepayment penalties related to the early termination of secured debt related to six communities.  The loss for 2012 also included the Company’s pro-rata share of the write-off of deferred financing costs and prepayment penalties incurred for the prepayment of the secured debt for the Essex Skyline joint venture and seven Fund II communities sold in 2012.  During 2011, the loss on early retirement of debt was due to the write-off of deferred financing costs related to the termination of the Company’s $250 million secured line of credit with Freddie Mac and mortgages paid-off before maturity in 2011.

Income from discontinued operations for 2012 was $10.0 million and included a gain of $9.8 million from the sale of Tierra del Sol/Norte and Alpine Country, net of internal disposition costs.  For 2011, income from discontinued operations was $8.6 million and included a gain of $7.5 million from the sale of Woodlawn Colonial and Clarendon, net of internal disposition costs, and the operating results of the two communities sold in 2011 and 2012.

Comparison of Year Ended December 31, 2011 to the Year Ended December 31, 2010

The Company’s average financial occupancies for the Company’s stabilized apartment communities for “2011/2010 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2011 and 2010) decreased 50 basis points to 96.4% in 2011 from 96.9% in 2010.  The regional breakdown of the Company’s stabilized 2011/2010 Same-Property portfolio for financial occupancy for the years ended December 31, 2011 and 2010 is as follows:
	Years ended
	December 31,
	2011	2010
Southern California	96.3%	96.8%
Northern California	96.6%	97.2%
Seattle Metro	96.4%	96.9%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2011/2010 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2011	2010	Change	Change
Property Revenues ($ in thousands)
2011/2010 Same-Properties:
Southern California	58	$204,748	$199,348	$5,400	2.7%
Northern California	28	123,451	116,796	6,655	5.7
Seattle Metro	23	61,827	59,101	2,726	4.6
Total 2010/2009 Same-Property revenues	109	390,026	375,245	14,781	3.9
2011/2010 Non-Same Property Revenues (1)		75,687	30,483	45,204	148.3
Total property revenues		$465,713	$405,728	$59,985	14.8%

(1)  Includes twelve communities acquired after January 1, 2010, two redevelopment communities, eight development communities, and three commercial buildings.

2011/2010 Same-Property Revenues increased by $14.8 million or 3.9% to $390.0 million for 2011 compared to $375.2 million in 2010.  The increase was primarily attributable to an increase in scheduled rents of $15.1 million as reflected in an increase of 4.1% in average rental rates from $1,318 per unit for 2010 to $1,372 per unit for 2011.  Scheduled rents increased in all regions by 2.7%, 6.2%, and 4.8% in Southern California, Northern California, and Seattle Metro, respectively.  Other income and free rent also increased by $0.6 million and $1.6 million, respectively in 2011 compared to 2010.  Occupancy decreased 50 basis points in 2011 to 96.4% compared to 96.9% in 2010 which resulted in a decrease in revenue of $2.5 million due to the Company’s focus on increasing renewal and new lease rents at the communities compared to 2010 and 2009 when high occupancy was the primary objective due to market conditions.

2011/2010 Non-Same Property Revenues revenue increased $45.2 million or 148% to $75.7 million in 2011 compared to $30.5 million in 2010.  The increase was primarily generated from the acquisition of twelve operating properties since January 1, 2010 (Santee Court, Courtyard off Main, Corbella at Juanita Bay, Anavia, 416 on Broadway, 101 San Fernando, The Commons, Bella Villagio, Elevation, 1000 Kiely, The Bernard, and Delano).  The increase in 2011/2010 Non-Same Property revenue is also attributable to revenue earned from eight development communities (Via, Santee Village, Bellerive, Muse, Allegro, Axis 2300, Fourth & U and Joule) and the acquisition of the Santa Clara retail center.

Management and other fees from affiliates increased $2.2 million or 49.0% to $6.8 million in 2011 compared to $4.6 million in 2010.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed in 2011 to develop Epic, West Dublin, The Huxley (formerly Fountain at La Brea), The Dylan (formerly Santa Monica at La Brea), and Expo (formerly Queen Anne) development projects.

Property operating expenses, excluding real estate taxes increased $11.5 million or 11.0% for 2011 compared to 2010, primarily due to the acquisition of twelve communities and one retail center, and the lease-up of eight development properties.  2011/2010 Same-Property operating expenses excluding real estate taxes increased by $2.1 million or 2.2% for 2011 compared to 2010, due primarily to an increase of $1.1 million in repairs and maintenance expenses including a $0.5 million increase in turnover costs.

Real estate taxes increased $4.6 million or 11.7% for 2011 compared to 2010, due primarily to the acquisition of twelve communities and one retail center and expensing property taxes instead of capitalizing the cost for communities that were previously under development.  Same-Property real estate taxes decreased by $0.7 million or 1.9% for 2011 compared to the 2010 due to a reduction in assessed property valuations for select communities located in California and a decrease in assessed valuations for select properties in the Seattle Metro.

Depreciation expense increased by $23.2 million or 18.1% for 2011 compared to 2010, due to the acquisition of twelve communities, the completion of eight development communities, and the capitalization of approximately $95.3 million in additions to rental properties for 2011, including $45.1 million spent on redevelopment,  $16.4 million spent on improvements to recent acquisitions, $7.6 million on revenue generating capital, and the capitalization of approximately $51.4 million in additions to rental properties for 2010, including the capitalization of approximately $15.7 million spent on redevelopment and revenue generating capital and $6.4 million on acquisition capital.

General and administrative expense decreased $2.6 million or 11.0% for 2011 compared to 2010 primarily due to $1.6 million in non-recurring compensation costs related to the CEO’s retirement in 2010 and certain staff in 2011 reallocated to manage newly formed co-investments including Wesco I and II.

Cost of management and other fees increased $1.9 million or 70.3% compared to 2010 primarily due to an increase in administrative costs due to hiring of additional staff to assist with the management of the Company’s co-investments including Wesco I and II and the development joint ventures formed in 2011.

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

Equity income (loss) in co-investments was a loss of $0.5 million in 2011 compared to a loss of $1.7 million in 2010 due primarily to the gain on the sale of a co-investment of $0.9 million and an increase in income of $3.3 million related to the Company’s preferred equity investments made in 2010 and 2011, partially offset by an increase in losses attributable to Wesco I and Essex Skyline at MacArthur Place.  Essex Skyline at MacArthur Place achieved stabilization in second quarter of 2011.

Loss on early retirement of debt was $1.2 million for 2011 due to the write-off of deferred financing costs related to the termination of the Company’s $250 million secured line of credit with Freddie Mac and mortgages paid-off before maturity in 2011.

Income from discontinued operations for 2011 was $8.6 million and includes a gain of $7.5 million on the sale of Woodlawn Colonial and Clarendon, net of internal disposition costs.  For 2011 and 2010 discontinued operations consisted of the operating results of the two properties sold in 2011 and the operating results of Tierra del Sol/Norte and Alpine Country which were sold in 2012.

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

Liquidity and Capital Resources

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

At December 31, 2012, the Company had $18.6 million of unrestricted cash and cash equivalents and $92.7 million in marketable securities, of which $40.7 million were held available for sale.  The Company believes that cash flows generated by its operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of the Company’s reasonably anticipated cash needs during 2013.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two lines of credit aggregating $525.0 million as of December 31, 2012.  The Company had a $500.0 million unsecured line of credit that was increased to $600.0 million in January 2013.  As of December 31, 2012 there was a $141.0 million balance on this unsecured line.  The underlying interest rate on the $500.0 million facility is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 1.075% as of December 31, 2012.  This facility matures in December 2015 with two one-year extensions, exercisable by the Company.  The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2014, with a one year extension option.  As of December 31, 2012 there was no balance outstanding on this unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 1.075%.

As of December 31 2012, the Company had $465 million of unsecured bonds outstanding at an average interest rate of 4.5%.  During the second quarter of 2012, the Company issued through private placements, $100 million of bonds and $50 million of bonds at 4.27% and 4.30%, respectively, due in 2021 and during the third quarter of 2012, $50 million of bonds at 4.37% due in 2021.

As of December 31, 2012, the Company had a $350 million unsecured term loan outstanding at an average interest rate of 2.7%.  The term loan has a variable interest rate of LIBOR plus 1.2%.  During the fourth quarter of 2012, the Company increased the size of the term loan from $200 million to $350 million.  The Company entered into interest rate swap contracts for a term of five years with a notional amount totaling $300 million, which effectively converted the interest rate on $300 million of the term loan to a fixed rate.

During the third quarter of 2012, the Company issued $300 million of senior unsecured bonds due August 2022 with a coupon rate of 3.625% per annum and payable on February 15th and August 15th of each year, beginning February 15, 2013.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the debt covenants as of December 31, 2012 and 2011.

During March 2010, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.  The Company intends to file a new shelf registration statement in March 2013.

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

As of December 31, 2012, the Company’s mortgage notes payable totaled $1.6 billion which consisted of $1.4 billion in fixed rate debt with interest rates varying from 4.3% to 6.4% and maturity dates ranging from 2013 to 2021 and $201.9 million of tax-exempt variable rate demand notes with a weighted average interest rate of 1.9%. The tax-exempt variable rate demand notes have maturity dates ranging from 2013 to 2039, and $187.8 million are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Derivative Activity

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.7%.  These derivatives qualify for hedge accounting.

As of December 31, 2012 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $187.8 million of the $202.1 million of the Company’s tax exempt variable rate debt.

During the third quarter 2012, the Company terminated a swap transaction with respect to the $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community with Citibank because the bonds were repurchased by the Company at par.

As of December 31, 2012 and 2011 the aggregate carrying value of the interest rate swap contracts was a liability of $6.6 million and $1.4 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of December 31, 2012, and was an asset of $0.2 million as of December 31, 2011.

During the first quarter of 2011, the Company settled its remaining $20.0 million forward starting swap contract for $2.3 million which was applied to the $32.0 million mortgage obtained in February 2011, increasing the effective borrowing rate from 5.4% to 6.2%.

During 2010, the Company settled $355 million in forward-starting swap contracts for $81.3 million, which was applied to 10-year mortgage loans obtained in 2010.  The settlement of the forward-starting swaps increased the average effective interest rate on the 2010 mortgage loans from 4.5% to 6.8%.   During 2010, the Company incurred $2.3 million in expense related to the ineffectiveness of certain of the settled forward-starting swap hedges, which is included in impairment and other charges in the accompanying consolidated statement of operations for the year ended December 31, 2010.  No hedge ineffectiveness on cash flow hedges was incurred during the years ended December 31, 2012 and 2011.

Issuance of Common Stock

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, KeyBanc Capital Markets Inc., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc.  Pursuant to its equity distribution program, in 2012, the Company issued 2,404,096 million shares of common stock for $357.7 million, net of fees and commissions, and in 2011, the Company issued 2,459,947 million shares of common stock for $323.9 million, net of fees and commissions.  During the first quarter of 2013 through February 21, 2013, the Company has issued 758,644 shares of common stock at an average price of $151.70 for $114.0 million, net of fees and commissions.  Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to pay down debt, acquire apartment communities and fund the development pipeline.  As of February 21, 2013, the Company may sell an additional 1,343,239 shares under the current equity distribution program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property.  For the year ended December 31, 2012, non-revenue generating capital expenditures totaled approximately $1,101 per unit. The Company expects to incur approximately $1,150 per unit in non-revenue generating capital expenditures for the year ending December 31, 2013.  These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, and expenditures for property renovations and improvements which are expected to generate additional revenue.  The Company expects that cash from operations and/or its lines of credit will fund such expenditures.  However, there can be no assurance that the actual expenditures incurred during 2013 and/or the funding thereof will not be significantly different than the Company’s current expectations.

Development and Predevelopment Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2012, the Company had two consolidated development projects comprised of 311 units with an estimated cost of $95.8 million of which $76.2 million remains to be expended, and seven unconsolidated joint venture active development projects comprised of 2,184 units with an estimated cost of $832.6 million, of which $387.7 million remains to be expended.  See discussion in the section, “Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results” in Item 1A, Risk Factors, of this Form 10-K.

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2012, the Company had two consolidated joint venture development that classified as predevelopment projects aggregating 249 units for a total estimated cost of $39.8 million, and one unconsolidated joint venture predevelopment project aggregating 200 units for a total estimated cost of $19.8 million.  The Company may also acquire land for future development purposes or sale.   The Company had incurred $7.5 million in costs related to a land parcel held for future development or sale as of December 31, 2012, which was sold in the first quarter of 2013.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2012, the Company had ownership interests in five major redevelopment communities aggregating 1,056 apartment units with estimated redevelopment costs of $64.9 million, of which approximately $20.7 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2012, owned seven apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.  Seven communities were sold during 2012 from Fund II, and it is anticipated that the remaining seven communities will be sold during 2013.

Wesco, I LLC (“Wesco I”) is a 50/50 programmatic joint venture with an institutional partner for a total equity commitment of $300.0 million.  Each partner’s equity commitment is $150.0 million.  Wesco I will utilize debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $150.0 million to Wesco I, and as of December 31, 2012, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of $660.5 million.

During 2012, the Company entered into a 50/50 programmatic joint venture, Wesco III LLC (“Wesco III”), with an institutional partner for a total equity commitment from the parties of $120.0 million.  Each partner’s commitment is $60.0 million. Wesco III will utilize debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $10.0 million to Wesco III, and provided a $26.0 million short term bridge loan to Wesco III at a rate of LIBOR + 2.5%, and as of December 31, 2012, Wesco III owned one apartment community with 264 units for a purchase price of $45.6 million. Permanent secured financing is expected to be placed on the property in the first quarter of 2013.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of the Company’s contractual obligations and other commitments at December 31, 2012, and the effect such obligations could have on the Company’s liquidity and cash flow in future periods ($ in thousands):

		2014 and	2016 and
	2013	2015	2017	Thereafter	Total
Mortgage notes payable	$57,621	$134,268	$197,957	$1,175,753	$1,565,599
Unsecured debt	-	-	540,000	572,084	1,112,084
Lines of credit	-	141,000	-	-	141,000
Interest on indebtedness (1)	119,547	226,264	180,971	225,038	751,820
Development commitments (including co-investments)	198,400	87,700	-	-	286,100
Redevelopment commitments	13,820	6,908	-	-	20,728
	$389,388	$596,140	$918,928	$1,972,875	$3,877,331

 (1) Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2012.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities, the Company consolidates 19 DownREIT limited partnerships (comprising twelve communities).  The Company consolidates these entities because it is deemed the primary beneficiary.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $201.1 million and $178.6 million, respectively, as of December 31, 2012, and $199.8 million and $171.5 million, respectively, as of December 31, 2011.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2012, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet operating requirements  and anticipated cash needs and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's development and redevelopment pipeline and the sources of funding for it, the anticipated performance of existing properties, the effect of property sales on future results, anticipated property and growth trends in various geographic regions, statements regarding the Company’s expected 2013 rental income, 2013 Same-Property revenue, 2013 Same-Property financial occupancy, 2013 Same-Property operating expenses and 2013 Same-Property net operating income, statements regarding the Company's financing activities, and the use of proceeds from such activities.

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

In calculating FFO, the Company follows the definition for this measure published by the National Association of Real Estate Investment Trusts (“NAREIT”), which is a REIT trade association.  The Company believes that, under the NAREIT FFO definition, the two most significant adjustments made to net income are (i) the exclusion of historical cost depreciation and (ii) the exclusion of gains and losses from the sale of previously depreciated properties.  Essex agrees that these two NAREIT adjustments are useful to investors for the following reasons:

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

The following table sets forth the Company’s calculation of FFO and Core FFO for 2012 ($ in thousands).

	For the year
	ended	For the quarter ended
	12/31/12	12/31/12	9/30/12	6/30/12	3/31/12
Net income available to common stockholders	$119,812	$43,793	$16,219	$37,078	$22,722
Adjustments:
Depreciation and amortization	170,686	45,017	43,041	41,801	40,827
Gains not included in FFO, net of internal disposition costs	(60,842)	(29,112)	-	(21,947)	(9,783)
Depreciation add back from unconsolidated co-investments and add back convertible preferred dividend - Series G	14,467	3,365	3,352	3,366	4,384
Noncontrolling interests related to Operating Partnership units	7,950	2,781	1,077	2,502	1,590
Depreciation attributable to third party of co-investments	(1,223)	(319)	(312)	(303)	(289)
Funds from operations	$250,850	$65,525	$63,377	$62,497	$59,451

Funds from operations per share - diluted	$6.71	$1.72	$1.67	$1.69	$1.63

Non-core items:
Loss on early retirement of debt	5,009	2,348	1,211	1,450	-
Acquisition costs	2,255	1,480	277	312	186
Gain on sales of marketable securities	(819)	(298)	-	(521)	-
Co-investment promote income	(2,299)	-	-	(2,299)	-
Funds from operations excluding non-core items	$254,996	$69,055	$64,865	$61,439	$59,637

Core funds from operations per share - diluted	$6.82	$1.81	$1.71	$1.66	$1.64

Weighted average number of shares outstanding, diluted(1)	37,377,986	38,182,569	37,969,407	36,947,477	36,396,641

The following table sets forth the Company’s calculation of FFO and Core FFO for 2011 ($ in thousands).

	For the year
	ended	For the quarter ended
	12/31/11	12/31/11	9/30/11	6/30/11	3/31/11
Net income available to common stockholders	$40,368	$13,937	$7,687	$10,325	$8,419
Adjustments:	-
Depreciation and amortization	152,544	39,863	38,137	37,510	37,034
Gains not included in FFO, net of internal disposition costs.	(7,543)	(3,159)	880	(5,264)	-
Depreciation add back from unconsolidated co-investments and add back convertible preferred dividend - Series G	12,642	4,145	3,502	1,957	3,038
Noncontrolling interests related to
Operating Partnership units	3,228	1,027	583	987	631
Depreciation attributable to third party of co-investments	(1,066)	(277)	(266)	(260)	(263)
Funds from operations	$200,173	$55,536	$50,523	$45,255	$48,859

Funds from operations per share - diluted	$5.74	$1.55	$1.43	$1.32	$1.45

Non-core items:
Loss on early retirement of debt	1,163	343	567	253	-
Acquisition costs	1,231	181	210	510	330
Gain on sales of marketable securities	(4,956)	(414)	-	-	(4,542)
Tax benefit - TRS activity	(1,682)	(1,682)	-	-	-
Gain on sale of co-investment	(919)	-	(919)	-	-
Gain on sale of land	(180)	-	(180)	-	-
Excess of cash paid to redeem preferred stock and units over the carrying value	1,949	-	-	1,949	-
Funds from operations excluding non-core items	$196,779	$53,964	$50,201	$47,967	$44,647

Core funds from operations per share - diluted	$5.64	$1.51	$1.42	$1.40	$1.32

Weighted average number of shares outstanding, diluted(1)	34,860,521	35,818,631	35,437,693	34,365,418	33,787,332

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

The following table sets forth the Company’s cash flows for 2012 and 2011 ($ in thousands).

	For the year
	ended	For the quarter ended
	12/31/12	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Cash flow provided by (used in):
Operating activities	$267,499	$48,164	$89,943	$57,232	$72,160
Investing activities	(812,138)	(294,072)	(201,888)	(272,127)	(44,051)
Financing activities	550,356	262,571	109,756	205,283	(27,254)

	For the year
	ended	For the quarter ended
	12/31/11	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Cash flow provided by (used in):
Operating activities	$216,571	$45,877	$66,343	$47,044	$57,307
Investing activities	(425,783)	(167,271)	(108,393)	(65,933)	(84,186)
Financing activities	208,348	125,263	42,261	(69,985)	110,809

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

	2012	2011	2010
Earnings from operations	$168,925	$136,527	$110,630
Adjustments:
General and administrative	23,307	20,694	23,255
Cost of management and other fees	6,513	4,610	2,707
Depreciation	170,592	151,428	128,221
Impairment and other charges	-	-	2,302
Management and other fees from affiliates	(11,489)	(6,780)	(4,551)
Net operating income	357,848	306,479	262,564
Less: Non Same-Property NOI	(39,569)	(14,907)	(22,867)
Same-Property NOI	$318,279	$291,572	$239,697

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of December 31, 2012, the Company has entered into ten interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the five-year unsecured term debt.  As of December 31, 2012, the Company also had $201.9 million of variable rate indebtedness, of which $187.8 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2012.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of December 31, 2012.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2012.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimate Fair	+ 50	- 50
($ in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2016-2017	$(6,606)	$(474)	$(11,619)
Interest rate caps	187,788	2013-2018	-	102	-
Total cash flow hedges	$487,788	2013-2018	$(6,606)	$(372)	$(11,619)

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated that the fair value of the Company’s $2.13 billion and $1.77 billion of fixed rate debt at December 31, 2012 and 2011 respectively, to be $2.24 billion and $1.88 billion.  Management has estimated the fair value of the Company’s $692.9 million and $593.7 million of variable rate debt at December 31, 2012 and 2011, respectively, is $671.7 million and $572.3 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace ($ in thousands).

	For the Years Ended December 31,
	2013	2014	2015	2016	2017	Thereafter		Total	Fair value

Fixed rate debt	$38,201	$47,994	$68,926	$162,656	$225,301	$1,582,737		$2,125,815	$2,237,462
Average interest rate	5.6%	5.2%	5.2%	4.5%	5.5%	5.4%
Variable rate debt	$19,420	$-	$141,000	$200,000	$150,000	$182,448	(1)	$692,868	$671,651
Average interest rate	1.5%	-	2.3%	2.6%	2.7%	1.9%

(1) $187.8 million subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2012; it does not consider those exposures or positions that could arise after that date.  As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise during the period.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of December 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2012, its internal control over financial reporting was effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of its internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 14, 2013.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 14, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 14, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 14, 2013.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on May 14, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements	Page

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets: As of December 31, 2012 and 2011	F-4

Consolidated Statements of Operations: Years ended December 31, 2012, 2011, and 2010	F-5

Consolidated Statements of Comprehensive Income (Loss): Years ended December 31, 2012, 2011, and 2010	F-6

Consolidated Statements of Equity: Years ended December 31, 2012, 2011, and 2010	F-7

Consolidated Statements of Cash Flows: Years ended December 31, 2012, 2011, and 2010	F-8

Notes to the Consolidated Financial Statements	F-10

(2) Financial Statement Schedule - Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011	F-38

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

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss),  equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Essex Property Trust Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of Essex Property Trust, Inc.’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Essex Property Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on Essex Property Trust Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 22, 2013

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in thousands, except share amounts)

	2012	2011
ASSETS
Real estate:
Rental properties:
Land and land improvements	$1,003,171	$860,661
Buildings and improvements	4,030,501	3,452,403
	5,033,672	4,313,064
Less: accumulated depreciation	(1,081,517)	(920,026)
	3,952,155	3,393,038

Real estate under development	66,851	44,280
Co-investments	571,345	383,412
	4,590,351	3,820,730
Cash and cash equivalents-unrestricted	18,606	12,889
Cash and cash equivalents-restricted	23,520	22,574
Marketable securities	92,713	74,275
Notes and other receivables	66,163	66,369
Prepaid expenses and other assets	35,003	22,682
Deferred charges, net	20,867	17,445
Total assets	$4,847,223	$4,036,964

LIABILITIES AND EQUITY
Mortgage notes payable	$1,565,599	$1,745,858
Unsecured debt	1,112,084	465,000
Lines of credit	141,000	150,000
Accounts payable and accrued liabilities	64,858	48,324
Construction payable	5,392	6,505
Dividends payable	45,052	39,611
Derivative liabilities	6,606	3,061
Other liabilities	22,167	20,528
Total liabilities	2,962,758	2,478,887
Commitments and contingencies
Cumulative convertible 4.875% Series G preferred stock; $.0001 par value: 5,890,000 issued, and 178,249 outstanding	4,349	4,349
Equity:
Common stock; $.0001 par value, 656,020,000 shares authorized; 36,442,994 and 33,888,082 shares issued and outstanding	3	3
Cumulative redeemable preferred stock at liquidation value	73,750	73,750
Excess stock, $.0001 par value, 330,000,000 shares authorized and no shares issued or outstanding	-	-
Additional paid-in capital	2,204,778	1,844,611
Distributions in excess of accumulated earnings	(444,466)	(408,066)
Accumulated other comprehensive loss	(69,261)	(72,771)
Total stockholders' equity	1,764,804	1,437,527
Noncontrolling interest	115,312	116,201
Total equity	1,880,116	1,553,728
Total liabilities and equity	$4,847,223	$4,036,964

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share and share amounts)

	2012	2011	2010
Revenues:
Rental and other property	$531,936	$465,713	$405,728
Management and other fees from affiliates	11,489	6,780	4,551
	543,425	472,493	410,279
Expenses:
Property operating, excluding real estate taxes	125,437	115,528	104,049
Real estate taxes	48,651	43,706	39,115
Depreciation	170,592	151,428	128,221
General and administrative	23,307	20,694	23,255
Cost of management and other fees	6,513	4,610	2,707
Impairment and other charges	-	-	2,302
	374,500	335,966	299,649
Earnings from operations	168,925	136,527	110,630

Interest expense before amortization	(100,244)	(91,694)	(82,756)
Amortization expense	(11,644)	(11,474)	(4,828)
Interest and other income	13,833	17,139	27,841
Equity income (loss) from co-investments	41,745	(467)	(1,715)
Gain on remeasurement of co-investment	21,947	-	-
Loss on early retirement of debt	(5,009)	(1,163)	(10)
Income before discontinued operations	129,553	48,868	49,162
Income from discontinued operations	10,037	8,648	1,620
Net income	139,590	57,516	50,782
Net income attributable to noncontrolling interest	(14,306)	(10,446)	(14,848)
Net income attributable to controlling interest	125,284	47,070	35,934
Dividends to preferred stockholders	(5,472)	(4,753)	(2,170)
Excess of cash paid to redeem preferred stock and units over the carrying value	-	(1,949)	-
Net income available to common stockholders	$119,812	$40,368	$33,764
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$3.15	$0.99	$1.09
Income from discontinued operations available to common stockholders	0.27	0.25	0.05
Net income available to common stockholders	$3.42	$1.24	$1.14

Weighted average number of shares outstanding during the year	35,032,491	32,541,792	29,667,064
Diluted:
Income before discontinued operations available to common stockholders	$3.14	$0.99	$1.09
Income from discontinued operations available to common stockholders	0.27	0.25	0.05
Net income available to common stockholders	$3.41	$1.24	$1.14

Weighted average number of shares outstanding during the year	35,124,921	32,628,714	29,734,383

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010

Net income	$139,590	$57,516	$50,782
Other comprehensive income (loss):
Changes in fair value of cash flow hedges and amortization of settlement swaps	3,402	7,707	(50,437)
Changes in fair value of marketable securities	1,411	1,330	5,357
Reversal of unrealized gains upon the sale of marketable securities	(1,082)	(4,286)	(12,027)
Total other comprehensive income (loss)	3,731	4,751	(57,107)
Comprehensive income (loss)	143,321	62,267	(6,325)
Comprehensive income attributable to noncontrolling interest	(14,527)	(10,751)	(10,752)
Comprehensive income (loss) attributable to the Company	$128,794	$51,516	$(17,077)

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2012, 2011 and 2010
(Dollars and shares in thousands)

						Distributions	Accumulated
					Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	Interest	Total
Balances at December 31, 2009	1,000	$25,000	28,849	$3	$1,275,251	$(222,952)	$(24,206)	$220,445	$1,273,541
Net income	-	-	-	-	-	35,934	-	14,848	50,782
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(11,163)	(864)	(12,027)
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	(46,817)	(3,620)	(50,437)
Changes in fair value of marketable securities	-	-	-	-	-	-	4,969	388	5,357
Issuance of common stock under:
Stock option plans	-	-	122	-	5,803	-	-	-	5,803
Sale of common stock	-	-	2,354	-	251,455	-	-	-	251,455
Equity based compensation costs	-	-	-	-	(260)	-	-	2,474	2,214
Retirement of exchangeable bonds	-	-	-	-	(434)	-	-	-	(434)
Contributions of noncontrolling interest	-	-	-	-	-	-	-	4,038	4,038
Redemptions of noncontrolling interest	-	-	-	-	(16,347)	-	-	(7,839)	(24,186)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(24,802)	(24,802)
Common and preferred stock dividends declared	-	-	-	-	-	(126,290)	-	-	(126,290)
Balances at December 31, 2010	1,000	25,000	31,325	3	1,515,468	(313,308)	(77,217)	205,068	1,355,014
Net income	-	-	-	-	-	47,070	-	10,446	57,516
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(4,011)	(275)	(4,286)
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	7,212	495	7,707
Changes in fair value of marketable securities	-	-	-	-	-	-	1,245	85	1,330
Issuance of common stock under:
Stock option plans	-	-	103	-	8,412	-	-	-	8,412
Sale of common stock	-	-	2,460	-	323,931	-	-	-	323,931
Equity based compensation costs	-	-	-	-	(725)	-	-	1,598	873
Issuance of Series H Preferred	2,950	73,750	-	-	(2,541)	-	-	-	71,209
Redemptions of Series F Preferred	(1,000)	(25,000)	-	-	-	-	-	-	(25,000)
Redemptions of Series B Preferred	-	-	-	-	1,200	-	-	(80,000)	(78,800)
Redemptions of noncontrolling interest	-	-	-	-	(1,134)	-	-	(4,253)	(5,387)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(16,963)	(16,963)
Common and preferred stock dividends declared	-	-	-	-	-	(141,828)	-	-	(141,828)
Balances at December 31, 2011	2,950	73,750	33,888	3	1,844,611	(408,066)	(72,771)	116,201	1,553,728
Net income	-	-	-	-	-	125,284	-	14,306	139,590
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(1,018)	(64)	(1,082)
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	3,183	219	3,402
Changes in fair value of marketable securities	-	-	-	-	-	-	1,345	66	1,411
Issuance of common stock under:
Stock option plans	-	-	151	-	4,675	-	-	-	4,675
Sale of common stock	-	-	2,404	-	357,720	-	-	-	357,720
Equity based compensation costs	-	-	-	-	(430)	-	-	2,231	1,801
Contributions from noncontrollong interest	-	-	-	-	-	-	-	4,232	4,232
Redemptions of noncontrolling interest	-	-	-	-	(1,798)	-	-	(5,188)	(6,986)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(16,691)	(16,691)
Common and preferred stock dividends declared	-	-	-	-	-	(161,684)	-	-	(161,684)
Balances at December 31, 2012	2,950	$73,750	36,443	$3	$2,204,778	$(444,466)	$(69,261)	$115,312	$1,880,116

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$139,590	$57,516	$50,782
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(819)	(4,956)	(12,491)
Gain on remeasurement of co-investment	(21,947)	-	-
Company's share of gain on the sales of co-investment	(29,112)	(919)	-
Gain on the sales of real estate	(10,870)	(8,562)	-
Loss on early retirement of debt	5,009	1,163	10
Co-investments	1,626	7,929	1,715
Amortization expense	11,644	11,474	4,828
Amortization of discount on notes receivables	(1,832)	(1,757)	(4,806)
Amortization of discount on marketable securities	(5,127)	(4,794)	(3,714)
Loss on derivative instruments - ineffectiveness	-	-	2,301
Depreciation	170,686	152,542	129,711
Equity-based compensation	4,141	2,927	3,251
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,488)	(1,172)	(2,771)
Accounts payable and accrued liabilities	12,360	3,620	4,302
Other liabilities	1,638	1,560	2,412
Net cash provided by operating activities	267,499	216,571	175,530
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(393,771)	(57,478)	(279,607)
Improvements to recent acquisitions	(13,704)	(16,446)	(6,388)
Redevelopment	(40,200)	(45,130)	(14,096)
Revenue generating capital expenditures	(7,620)	(7,616)	(1,584)
Non-revenue generating capital expenditures	(30,491)	(26,090)	(29,278)
Acquisition of and additions to real estate under development	(29,196)	(79,194)	(155,267)
Acquisition of membership interest in co-investment	(85,000)	-	-
Dispositions of real estate	27,800	23,003	-
Changes in restricted cash and refundable deposits	(6,069)	(1,376)	(4,414)
Purchases of marketable securities	(73,735)	(8,048)	(49,974)
Sales and maturities marketable securities	61,703	32,998	102,039
Proceeds from tax investor	-	-	1,223
Purchases of and advances under notes and other receivables	(26,000)	(12,325)	(37,627)
Collections of notes and other receivables	14,525	884	1,855
Contributions to co-investments	(260,153)	(246,106)	(79,450)
Non-operating distributions from co-investments	49,773	17,141	41,700
Net cash used in investing activities	(812,138)	(425,783)	(510,868)
Cash flows from financing activities:
Borrowings under debt agreements	1,745,853	1,514,684	1,214,216
Repayment of debt	(1,371,317)	(1,435,135)	(882,646)
Additions to deferred charges	(6,707)	(5,533)	(4,109)
Payments to settle derivative instruments	-	(2,395)	(81,282)
Retirement of exchangeable bonds	-	-	(5,396)
Net proceeds from issuance of Preferred stock, Series H	-	71,209	-
Retirement of Series B preferred units and Series F Preferred stock	-	(103,800)	-
Equity related issuance cost	(309)	(627)	-
Net proceeds from stock options exercised	2,643	6,986	4,765
Net proceeds from issuance of common stock	357,720	323,931	251,455
Contributions from noncontrolling interest	2,400	-	4,038
Distributions to noncontrolling interest	(16,691)	(16,963)	(24,795)
Redemption of noncontrolling interest	(6,986)	(5,387)	(24,186)
Common and preferred stock dividends paid	(156,250)	(138,622)	(123,629)
Net cash provided by financing activities	550,356	208,348	328,431
Net increase (decrease) in cash and cash equivalents	5,717	(864)	(6,907)
Cash and cash equivalents at beginning of year	12,889	13,753	20,660
Cash and cash equivalents at end of year	$18,606	$12,889	$13,753

(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $10,346, $8,240, and $9,486 capitalized in 2012, 2011 and 2010, respectively	$95,597	$89,691	$83,497
Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$6,632	$165,214	$170,940
Transfer from co-investments to rental properties	$148,053	$-	$-
Mortgage notes assumed in connection with purchases of real estate including the loan premiums recorded	$82,133	$20,927	$87,336
Transfer from real estate under development to co-investments	$-	$54,472	$-
Note receivable settled when the company purchased the property securing the note receivable	$-	$-	$25,750
Contribution of note receivable to co-investment	$12,325	$-	$-
Change in accrual of dividends	$5,441	$3,206	$2,655
Change in fair value of derivative liabilities	$4,461	$230	$1,907
Change in fair value of marketable securities	$459	$2,836	$6,670
Change in construction payable	$1,113	$2,518	$1,304

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

(1) Organization

The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. (the “Operating Partnership,” which holds the operating assets of the Company).

The Company is the sole general partner in the Operating Partnership with a 94.5% general partner interest and the limited partners owned a 5.5% interest as of December 31, 2012.  The limited partners may convert their Operating Partnership units into an equivalent number of shares of common stock.  Total Operating Partnership units outstanding were 2,122,381 and 2,229,230 as of December 31, 2012 and 2011, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $311.2 million and $313.2 million, as of December 31, 2012 and 2011, respectively.  The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2026.

As of December 31, 2012, the Company owned or had ownership interests in 163 apartment communities, (aggregating 33,468 units), five commercial buildings, and nine active development projects (collectively, the “Portfolio”).  The communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated.

Noncontrolling interest includes the 5.5% and 6.2% limited partner interests in the Operating Partnership not held by the Company at December 31, 2012 and 2011, respectively. These percentages include the Operating Partnership’s vested long term incentive plan units (see Note 13).

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities), since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $201.1 million and $178.6 million, respectively, as of December 31, 2012, and $199.8 million and $171.5 million, respectively, as of December 31, 2011.

The DownREIT VIEs collectively own twelve apartment communities in which Essex Management Company (“EMC”) is the general partner, the Operating Partnership is a special limited partner, and the other limited partners were granted rights of redemption for their interests.  Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis.  Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements.  The other limited partners receive distributions based on the Company's current dividend rate times the number of units held.  Total DownREIT units outstanding were 1,039,431 and 1,063,848 as of December 31, 2012 and 2011 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $152.4 million and $149.5 million, as of December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within noncontrolling interest in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2012 and 2011, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

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

The Company capitalizes all costs incurred with the predevelopment, development or redevelopment of real estate assets or are associated with the construction or expansion of real property.  Such capitalized costs include land, land improvements, allocated costs of the Company’s project management staff, construction costs, as well as interest and related loan fees, property taxes and insurance.  Capitalization begins for predevelopment, development, and redevelopment projects when activity commences.  Capitalization ends when the apartment home is completed and the property is available for a new resident or if the development activities are put on hold.  The Company ceases to capitalize costs such as property taxes, insurance, and interest expenses once the development activities are put on hold.

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

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available.  Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell.  As of December 31, 2012 and 2011, no communities were classified as held for sale and no impairment charges were recorded in 2012, 2011 or 2010.

In the normal course of business, the Company will receive purchase offers for its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  The Company classifies real estate as "held for sale" when all criteria under the accounting standard for the disposals of long-lived assets have been met.  In accordance with the standard, the Company presents income and gains/losses on communities sold or held for sale as discontinued operations.  The Company’s equity in income or loss from real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.  (See Note 6 for a description of the Company’s discontinued operations for 2012, 2011, and 2010).

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

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

A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote distributions if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible.  Any promote distributions are reflected in equity (loss) income in co-investments. In 2012, the Company recorded a $2.3 million promote fee in connection with acquisition of our joint venture partner's remaining membership interest in the co-investment Essex Skyline at MacArthur Place for a purchase price of $85 million.  The property is now consolidated.  There were no promote fees recognized in 2011 and 2010 in the accompanying consolidated statements of operations.

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

(f)  Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard for fair value measurements as discussed later in Note 2), and any unrealized gain or loss is recorded as other comprehensive income (loss).  There were no other than temporary impairment charges for the years ended December 31, 2012, 2011 and 2010.  Realized gains and losses, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statement of operations.

As of December 31, 2012 and 2011, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of December 31, 2012 and 2011, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

As of December 31, 2012 and 2011 marketable securities consist of the following ($ in thousands):

	December 31, 2012
		Gross
	Amortized	Unrealized	Carrying
	Cost	Gain	Value
Available for sale:
Investment-grade unsecured bonds	$5,143	$98	$5,241
Investment funds - US treasuries	14,120	729	14,849
Common stock	18,917	1,704	20,621
Held to maturity:
Mortgage backed securities	52,002	-	52,002
Total	$90,182	$2,531	$92,713

	December 31, 2011
		Gross
	Amortized	Unrealized	Carrying
	Cost	Gain	Value
Available for sale:
Investment-grade unsecured bonds	$3,615	$399	$4,014
Investment funds - US treasuries	11,783	121	11,904
Common stock	10,067	1,552	11,619
Held to maturity:
Mortgage backed securities	46,738	-	46,738
Total	$72,203	$2,072	$74,275

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the years ended December 31, 2012, 2011 and 2010, the proceeds from sales of available for sale securities totaled $61.7 million, $33.0 million and $102.0 million, respectively.  These sales all resulted in gains, which totaled $0.8 million, $5.0 million and $12.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(g) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans and are secured by real estate.  Interest is recognized over the life of the note.

Each note is analyzed to determine if it is impaired.  A note is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The Company does not accrue interest when a note is considered impaired and a loan allowance is recorded for any principal and previously accrued interest that are not believed to be collectable. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income.   As of December 31, 2012 and 2011, no notes were impaired.

(h) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management’s accounting estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities.  Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various office costs that clearly relate to projects under development.  The Company’s capitalized internal costs related to development and redevelopment projects totaled $4.4 million, $4.3 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively,  most of which relates to development projects.  These totals include capitalized salaries of $2.4 million, $2.2 million and $2.1 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

(i) Interest and Other Income

Interest income is generated primarily from cash balances and marketable securities as well as notes receivables.  Other income primarily consists of gains on sales of marketable securities.  Total interest and other income is comprised of the following for the years ended December 31 ($ in thousands):

	2012	2011	2010
Interest income	$10,715	$10,501	$15,350
Co-investment promote fee	2,299	-	-
Gains on sales of marketable securities	819	4,956	12,491
Tax benefit - taxable REIT subsidiary	-	1,682	-
	$13,833	$17,139	$27,841

(j) Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities.  The Company uses Level 2 inputs for its investments in unsecured bonds, mortgage backed securities, notes receivable, notes payable, and derivative liabilities.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for derivatives is described in more detail in Note 9.  The Company's valuation methodology for the swap related to the multifamily revenue refunding bonds for the 101 San Fernando community, which the Company terminated in 2012, is described in detail in Note 9.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and other receivables approximate fair value as of December 31, 2012 and 2011, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $2.13 billion and $1.77 billion of fixed rate debt at December 31, 2012 and 2011, respectively, to be $2.24 billion and $1.88 billion.  Management has estimated the fair value of the Company’s $692.9 million and $593.7 million of variable rate debt at December 31, 2012 and 2011, respectively, is $671.7 million and $572.3 million based on the terms of the Company’s existing variable rate debt compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of December 31, 2012 and 2011 due to the short-term maturity of these instruments.  The fair values of the Company’s investments in mortgage backed securities are approximately equal to the amortized cost carrying value of these securities.  Marketable securities and derivative liabilities are carried at fair value as of December 31, 2012.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

(k) Interest Rate Protection, Swap, and Forward Contracts

The Company uses interest rate swaps, interest rate cap contracts, and forward starting swaps to manage interest rate risks.  As of December 31, 2012, there were no outstanding forward starting swaps.  The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of  forward starting interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company records all derivatives on its consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.   Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

For derivatives not designated as cash flow hedges, changes in fair value are recognized in earnings.  All of the Company’s interest rate swaps and interest rate caps are considered cash flow hedges except for the swap related to the multifamily revenue refunding bonds for the 101 San Fernando community that was terminated in 2012 as described in detail in Note 9.  The Company did not have any fair value hedges during the years end December 31, 2012, 2011 and 2010.

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

(l) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(m) Income Taxes

Generally in any year in which the Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2012 as the Company has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude the Company from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. The activities and tax related provisions, assets and liabilities are not material.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

The status of cash dividends distributed for the years ended December 31, 2012, 2011, and 2010 related to common stock, Series F, Series G, and Series H preferred stock are classified for tax purposes as follows:

	2012	2011	2010
Common Stock
Ordinary income	70.58%	63.68%	82.46%
Capital gain	8.75%	11.16%	5.61%
Unrecaptured section 1250 capital gain	7.97%	0.74%	0.00%
Return of capital	12.70%	24.42%	11.93%
	100.00%	100.00%	100.00%

	2012	2011	2010
Series F, G, and H Preferred stock
Ordinary income	80.85%	100.00%	93.63%
Capital gains	10.02%	0.00%	6.37%
Unrecaptured section 1250 capital gain	9.13%	0.00%	0.00%
	100.00%	100.00%	100.00%

(n) Preferred Stock

The Company’s Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur.  The redemption under these provisions is not solely within the Company’s control, thus the Company has classified the Series G Preferred Stock as temporary equity in the accompanying consolidated balance sheets.

The Company’s Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”), issued during 2011, contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur.  The redemption under these provisions is within the Company’s control, and thus the Company has classified the Series H Preferred Stock as permanent equity in the accompanying consolidated balance sheets as of December 31, 2012 and 2011.

(o) Equity-based Compensation

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

(p) Accounting Estimates

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

(3) Real Estate Investments

(a) Acquisitions of Real Estate

For the year ended December 31, 2012, the Company purchased eleven communities consisting of 2,052 units for $551.1 million.

During the first quarter of 2012, the Company acquired Bon Terra, a 60 unit community located adjacent to Delano in Redmond, Washington for $16.0 million.  The Company also acquired Reed Square, a 100 unit community located in Sunnyvale, California for $23.0 million.

During the second quarter of 2012, the Company purchased the joint venture partner’s membership interest in the co-investment Essex Skyline at MacArthur Place, a 349 unit premier high-rise apartment community located in Santa Ana, California, for a total purchase price of $85.0 million.  The Company recorded promote income of $2.3 million included in interest and other income on the consolidated statements of operations, earned as a result of achieving certain performance hurdles as defined in the joint venture agreement.  Upon the acquisition of partner’s membership interest, the property was consolidated and a gain on remeasurement of the Company’s co-investment interest of $21.9 million was recorded equal to the amount by which the fair value of the Company’s previously owned noncontrolling interest exceeded its carrying value.  The secured $80.0 million loan was repaid early as part of this transaction.

Also during the second quarter 2012, the Company purchased Park Catalina, a 90 unit property located in the Koreatown submarket of Los Angeles, California for a total purchase price of $23.7 million. In addition, the Company purchased The Huntington, a 276 unit property located in Huntington Beach, California for a purchase price of $48.3 million.  The Company assumed a $30.3 million loan secured by the property at a fixed rate of 5.7% for seven years.  The interest rate on the loan was unfavorable compared to currently available market rates for mortgage loans, and thus in conjunction with the purchase price allocation, the Company recorded a $4.3 million loan premium to reflect the debt at fair value.  This results in an effective interest rate for this loan of 3.3%.

During the third quarter of 2012, the Company purchased Montebello, a 248 unit property located in Kirkland, Washington, for a purchase price of $52.0 million from a related party entity.  The Company assumed a $26.5 million mortgage loan secured by the property at a fixed rate of 5.6% for eight years.  The interest rate on the loan was unfavorable compared to currently available market rates for mortgage loans, and thus in conjunction with the purchase price allocation, the Company recorded a $4.1 million loan premium to reflect the debt at fair value.  This results in an effective interest rate for this loan of 3.1%.

Also during the third quarter 2012, the Company acquired Park West, a 126 unit apartment community located in San Francisco, California, for $31.6 million. The Company intends to renovate the exterior of the community for $8 million.  In addition, the Company acquired Domaine, a 92 unit property located in Seattle, Washington for $34.0 million.  In connection with the purchase, the Company assumed a $14.6 million loan at a fixed rate of 5.7% for an 8 year term. The interest rate on the loan was unfavorable compared to currently available market rates for mortgage loans, and thus in conjunction with the purchase price allocation, the Company recorded a $2.4 million loan premium to reflect the debt at fair value.  This results in an effective interest rate for this loan of 3.0%.

During the fourth quarter 2012, the Company acquired Ascent, a 90 unit community located in Kirkland, Washington, for $15.9 million and Willow Lake Apartments, a 508 unit property located in San Jose, California for $148.0 million.  Also during the fourth quarter 2012, the Company purchased Bennett Lofts (formerly Q Lofts), a 147 unit apartment community located in San Francisco, California, for a total purchase price of $96.0 million.  Approximately 75% of the property was acquired in December for $73.8 million, and the remainder was purchased in January 2013 for $22.2 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

For the year ended December 31, 2011, the Company purchased five communities for approximately $103.3 million, consisting of the following communities ($ in thousands):

Communities	Location	Purchase Price	Units
Delano	Redmond, WA	$14,100	66
Bernard	Seattle, WA	13,800	63
Bellerive	Los Angeles, CA	27,000	63
Santee Village	Los Angeles, CA	17,000	73
1000 Kiely	Santa Clara, CA	31,400	121
Total 2011 purchases		$103,300	386

(b) Sales of Real Estate investments

For the year ended December 31, 2012, the Company sold $28.3 million of real estate which resulted in a gain of $10.9 million.

During the first quarter of 2012, the Company sold Tierra Del Sol/Norte, a 156 unit community located in San Diego, California for $17.2 million for a gain of $7.0 million.  The Company also sold Alpine Country, a 108 unit community located in San Diego metropolitan area, for $11.1 million for a gain of $3.9 million.

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

No communities were held for sale as of December 31, 2012 or 2011.

(c) Co-investments

The Company has joint venture investments in co-investments which are accounted for under the equity method.  The co-investments’ accounting policies are similar to the Company’s accounting policies.  The joint ventures own, operate, and develop apartment communities.

Wesco I, LLC

Wesco, I LLC (“Wesco I”) is a 50/50 programmatic joint venture with an institutional partner for a total equity commitment of $300.0 million.  Each partner’s equity commitment is $150.0 million. Wesco I will utilize debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $150.0 million to Wesco I, and as of December 31, 2012, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of $660.5 million.

During the third quarter 2012, Wesco I acquired Riley Square (formerly Waterstone Santa Clara) for $38.3 million from a related party entity.  The property contains 156 units and is located in Santa Clara, California.  Wesco I assumed a $17.5 million mortgage loan secured by the property at a fixed rate of 5.2% for a term of 8 years.  The interest rate on the loan was unfavorable compared to currently available market rates for mortgage loans, and thus in conjunction with the purchase price allocation, Wesco I recorded a $2.3 million loan premium to reflect the debt at fair value.  This results in an effective interest rate for this loan of 3.1%.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

During the fourth quarter 2012, Wesco I acquired Madrid, a 230 unit community located in Mission Viejo, California for an undisclosed price (per an agreement with the seller).  Also during the quarter, Wesco I acquired Pacific Electric Lofts for an undisclosed amount (per an agreement with the seller).  The property contains 314 units along with 22,100 square feet of retail.

For the year ended December 31, 2011, the Company purchased five communities under the Wesco I joint venture for approximately $429.2 million, consisting of the following communities ($ in thousands):

Communities	Location	Purchase Price	Units
Arbors Parc Rose	Oxnard, CA	$92,000	373
Redmond Hill	Redmond, WA	151,300	882
Reveal	Woodland Hills, CA	132,900	438
Briarwood	Fremont, CA	27,800	160
The Woods	Fremont, CA	25,200	160
Total 2011 purchases		$429,200	2,013

Wesco III, LLC

During 2012, the Company entered into a 50/50 programmatic joint venture, Wesco III LLC (“Wesco III”), with an institutional partner for a total equity commitment from the parties of $120.0 million. Each partner’s equity commitment is $60.0 million.  Wesco III will utilize debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $10.0 million to Wesco III, and provided a $26.0 million short term bridge loan to Wesco III at a rate of LIBOR + 2.5%.

During the fourth quarter 2012, Wesco III acquired Haver Hill, a 264 unit community located in Fullerton, California for $45.6 million.

Essex Apartment Value Fund II, L.P.

Essex Apartment Value Fund II, L.P. (“Fund II”), has eight institutional investors with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized debt as leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area.  As of October 2006, Fund II was fully invested and closed for any future acquisitions or development.  As of December 31, 2012, Fund II owned seven apartment communities.

During the fourth quarter 2012, Fund II sold seven communities for gross proceeds of $413.0 million, consisting of the following communities ($ in thousands):

Communities	Location	Purchase Price	Units
Parcwood	Corona, CA	$42,200	312
Regency Tower	Oakland, CA	31,000	178
Studio 40-41	Studio City, CA	56,300	149
Tower @ 801	Seattle, WA	50,100	173
Cielo	Chatsworth, CA	33,100	119
Echo Ridge	Snoqualmie, WA	26,500	120
The Enclave	San Jose, CA	173,750	637
Total 2012 sales		$412,950	1,688

In conjunction with the sale of the assets, the Company incurred a prepayment penalty on debt obligations of $2.3 million during the fourth quarter 2012 for its pro-rata share of Fund II’s debt.  The total gain on the transaction was $106 million, of which the Company’s pro rata share was $29.1 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

Canada Pension Plan Investment Board – Joint Venture Developments

The Company has entered into four development joint ventures with the Canada Pension Plan Investment Board (“CPPIB”) to develop four apartment communities.  For each joint venture the Company holds a 55% non controlling interest in the venture and will earn customary management fees and may earn development, asset, and property management fees.  The Company may also earn a promote interest. These co-investments are not variable interest entities since they have sufficient equity without additional subordinated support, and the Company and CPPIB jointly have the power to direct activities that most significantly impact the co-investments’ economic performance.  Each of the co-investments between the Company and CPPIB has a single general partner, which is subsidiary consolidated by the Company.  However, the Company, as general partner of the co-investments, does not control the co-investments because the limited partners have substantive participating rights.  Therefore, the presumption of control by the Company as general partner is overcome by the rights held by CPPIB, and the Company records the co-investments with CPPIB on the equity method of accounting.

The following are the CPPIB development joint ventures:

		Ownership		Estimated	Construction
Development Projects - CPPIB Joint Venture	Location	%	Units	Total Cost	Start

Epic - Phase I and II	San Jose, CA	55%	569	$191.6	Aug-11
Connolly Station (fka Linc)	Dublin, CA	55%	309	94.5	Aug-11
Folsom and Fifth	San Francisco, CA	55%	463	250.0	Jun-12
Elkhorn	San Mateo, CA	55%	197	76.1	Aug-12
Total - CPPIB Joint Venture Development Projects			1,538	$612.2

The Huxley and The Dylan (formerly Fountain and Santa Monica at La Brea) – Joint Venture Developments

During the third quarter 2011, the Company entered into a development joint venture with a regional developer for the construction of The Huxley, a 187 unit community with approximately 18,200 square feet of retail located in West Hollywood, California.  The regional developer contributed the land and the Company contributed approximately $9.0 million in cash for a 50% interest in the venture.  The joint venture obtained bond financing for the project in the amount of $54.5 million with a maturity date of October 2046 and entered into an interest rate swap transaction with respect to the bonds that terminates in September 2016 that effectively converts the interest rate to the Securities Industry and Financial Market Association index (“SIFMA”) plus 150 basis points through December 2016.

In the fourth quarter 2011, the Company entered into another development joint venture with the same regional developer for the construction of The Dylan, a 184 unit apartment community with approximately 12,750 square feet of retail located in West Hollywood, California.  The 50/50 joint venture was created with the contribution of $5.8 million by the Company and the contribution of entitled land by the regional developer.  The joint venture secured bond financing in the amount of $59.9 million, maturing in December 2046.  The joint venture entered into a total return swap agreement that effectively converts the interest rate to SIFMA plus 150 basis points through December 2016.

The bond financing for these two development projects have joint and several liability for the joint venture partners.  Additionally, if either partner fails to make capital contributions to one of these joint ventures in certain instances, then the ownership interest of the defaulting partner in the other joint venture may be reduced.

Expo (formerly Queen Anne) – Joint Venture Development

During December 2010, the Company entered into a development joint venture with a partner who contributed a land parcel during the first quarter of 2011 in return for a 50% interest in the venture and the Company contributed cash equal to the value of the land in return for a 50% interest in the joint venture. The 275-unit community is under development in Seattle, Washington.  The Expo joint venture obtained a $45.0 million construction loan at a rate of LIBOR plus 195 basis points, due July 2014, with two one-year extension options exercisable at the joint venture’s option.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

Preferred Equity Investments

During the second quarter 2012, the Company made a $14 million preferred equity investment in an apartment community located in Cupertino, California to a related party entity.  The investment has a preferred return of 9.5% and matures in May 2016.  The preferred equity agreement provides for up to $4 million of additional funding for renovation costs.

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

During the fourth quarter of 2011, the Company entered into a 50/50 joint venture with an institutional partner, Wesco II, LLC (“Wesco II”), which in turn closed a $175 million preferred equity investment in Park Merced, a 3,221-unit apartment community located in San Francisco, California.  The preferred equity investment has a stated term of 7 years and a preferred return of 10.1%.  The investment cannot be repaid during the first two years, and there is a prepayment penalty in the third through the fifth year of the investment.  The community is encumbered with a $450 million senior mortgage loan with a fixed interest rate of 3.83% due in 2018.  The senior loan represents roughly a 60% loan to value, and the projected debt service coverage is approximately 110% including Wesco II’s preferred equity investment (unaudited).

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

The carrying values of the Company’s co-investments as of December 31, 2012 and 2011 are as follows ($ in thousands):

	2012	2011
Investments in joint ventures accounted for under the equity method of accounting:

Membership interest in Wesco I	$143,874	$75,588
Partnership interest in Fund II	53,601	64,294
Membership interest in Wesco III	9,941	-
Membership interest in a limited liability company that owns Essex Skyline at MacArthur Place	-	24,063
Total operating co-investments	207,416	163,945

Membership interests in limited liability companies that own and are developing Epic, Connolly Station, Folsom and Fifth, and Elkhorn	186,362	62,897
Membership interest in a limited liability company that owns and is developing Expo	18,752	17,981
Membership interests in limited liability companies that own and are developing The Huxley and The Dylan	16,552	15,194
Total development co-investments	221,666	96,072

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a perferred return of 10.1%	91,843	88,075
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% and 10%	22,807	22,792
Preferred interests in related party limited liability company that owns Sage at Cupertino with a preferred return of 9.5%	14,438	-
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 13%	13,175	12,528
Total preferred interest investments	142,263	123,395
Total co-investments	$571,345	$383,412

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

The combined summarized financial information of co-investments, which are accounted for under the equity method, is as follows ($ in thousands):

	December 31,
	2012	2011
Balance sheets:
Rental properties and real estate under development	$1,745,147	$1,659,078
Other assets	168,061	63,847
Total assets	$1,913,208	$1,722,925

Debt	$820,895	$900,095
Other liabilities	91,922	48,518
Equity	1,000,391	774,312
Total liabilities and partners' equity	$1,913,208	$1,722,925

Company's share of equity	$571,345	$383,412

	Years ended
	December 31,
	2012	2011	2010
Statements of operations:
Property revenues	$130,128	$106,386	$54,699
Property operating expenses	(55,990)	(43,066)	(24,098)
Net operating income	74,138	63,320	30,601

Gain on sale of real estate	106,016	-	-
Interest expense	(34,959)	(27,843)	(13,619)
General and administrative	(3,697)	(1,748)	(709)
Depreciation and amortization	(47,917)	(44,412)	(20,850)
Net income (loss)	$93,581	$(10,683)	$(4,577)

Company's share of net income (loss)	$41,745	$(467)	$(1,715)

(d) Real Estate for Development

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of December 31, 2012, the Company had two consolidated development projects, and seven unconsolidated joint venture development projects aggregating 2,495 units for an estimated total cost of $928.4 million, of which $463.9 million remains to be expended.

As of December 31, 2012, the Company had two consolidated predevelopment projects and one unconsolidated predevelopment joint venture project consisting of 449 units for a total cost of $59.6 million.  In addition, the Company owned one land parcel held for future development or sale as of December 31, 2012.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2012 and 2011 ($ in thousands):

	2012	2011

Note receivable, secured, bearing interest at 9.8%, paid in full January 2012	$-	$7,331
Note receivable, secured, bearing interest at 5.0%, due November 2012 (1)	-	12,428
Note receivable, secured, bearing interest at LIBOR + 8.0%, paid in full December 2012	-	6,422
Note receivable, secured, bearing interest at 8.8%, due February 2014 (2)	10,800	10,928
Note receivable, secured, bearing interest at 8.0%, due November 2013	971	971
Note receivable, secured, effective interest at 9.6%, due February 2014	18,499	17,646
Note receivable, secured, bearing interest at 4.0%, due December 2014 (3)	3,212	3,221
Notes and other receivables from affiliates (4)	28,896	2,734
Other receivables	3,785	4,688
	$66,163	$66,369

(1)	$12.4 million note receivable was contributed to the Elkhorn co-investment during the first quarter of 2012.

(2)	During the fourth quarter of 2012, the Company amended the loan to extend the maturity date to February 2014.

(3)
During the first quarter 2012, the Company amended the loan secured by Vacationer RV Park to extend the maturity date to December 2014.  Beginning January 1, 2012 the note which has a carrying value of $3.2 million, bears interest at a rate of 4%, and the borrower funds an impound account for capital replacement.

(4)	The Company provided a $26.0 million short-term bridge loan to Wesco III at a rate of LIBOR + 2.5%.

(5) Related Party Transactions

Management and other fees from affiliates is comprised primarily of asset management, property management, development and redevelopment fees from co-investments.  These fees from affiliates total $10.9 million, $6.1 million, and $4.1 million for the years ended December 31, 2012, 2011, and 2010, respectively, and a property acquisition fee of $0.5 million from the limited liability company that owns Skyline at MacArthur Place for the year ended December 31, 2010.  All of these fees are net of intercompany amounts eliminated by the Company.

The Company provided a $26.0 million short-term bridge loan to Wesco III at a rate of LIBOR + 2.5%, to assist with the purchase of Haver Hill.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of The Marcus & Millichap Company (“TMMC”), which is a holding company for certain real estate brokerage services and other subsidiary companies.  For further discussion of the Company’s policies and procedures with respect to related party transactions see the caption, “Certain Relationships and Related Persons Transactions” in the Company’s 2013 Definitive Proxy Statement which is incorporated by reference in Item 13 of the Company's December 31, 2012 Form 10-K.  Fund II paid a brokerage commission totaling $0.4 million to an affiliate of TMMC related to the sale of a property in 2012 and no brokerage commissions during 2011 or 2010, and no brokerage commissions were paid by the Company to TMMC or its affiliates during 2012, 2011, and 2010.

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an entity affiliated with TMMC that owns an apartment development in Redwood City, California.  The investment has a preferred return of 9.5% and matures in January 2016.  Independent members of the Company’s Board of Directors that serve on the Nominating and Audit Committees approved the investment in this entity.

During the third quarter of 2012, the Company invested $14.0 million as a preferred equity interest investment in an entity affiliated with TMMC that owns an apartment community in Cupertino, California.  The investment has a preferred return of 9.5% and matures in May 2016.  The Company will invest an additional $4.0 million in preferred equity to fund renovation costs.  Independent directors (other than Mr. Marcus) on the Company’s Board of Directors approved the investment in this entity.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

Also during the third quarter of 2012, the Company acquired Montebello, a 248 unit apartment community in Kirkland, Washington for $52.0 million from an entity affiliated with TMMC, and Wesco I acquired Riley Square (formerly Waterstone Santa Clara), a 156 unit apartment community in Santa Clara, California for $38.3 million from an entity affiliated with TMMC.  Independent directors (other than Mr. Marcus) on the Company’s Board of Directors approved the acquisitions of Montebello and Riley Square.

During the third quarter of 2010, the Company invested $12.0 million as a preferred equity interest investment in a related party entity that owns a 768-unit apartment community in Anaheim, California.  The entity that owns the property is an affiliate of TMMC.  The Company’s independent directors (other than Mr. Marcus) approved the investment in this entity.  The preferred return for this investment during the first five years is 13% per annum, and the preferred return increases to 15% thereafter.

During the second quarter of 2010, the independent directors (other than Mr. Marcus)  approved the partial redemption for cash by the Operating Partnership of limited Operating Partnership units that were held by Mr. Marcus, at $106.76 per unit representing a 2% discount from the closing price of the Company’s common stock on May 17, 2010.  The Operating Partnership purchased 187,334 units from Mr. Marcus.  Under the Operating Partnership’s partnership agreement, limited partnership units are exchangeable on a one-for-one basis into shares of the Company’s common stock.

An Executive Vice President of the Company has invested $4.0 million for a 3% limited partnership interest in a partnership with the Company that owns Essex Skyline at MacArthur Place.  The Executive Vice President’s investment is equal to a pro-rata share of the contributions to the limited partnership.  The Executive Vice President’s investment also receives pro-rata distributions resulting from distributable cash generated by the property if and when distributions are made.  The Executive Vice President does not participate in fees paid to the Company by the property.

(6) Discontinued Operations

During 2012, the Company sold Tierra Del Sol/Norte, a 156 unit community located in the San Diego, California for $17.2 million for a gain of $7.0 million.  Also during 2012, the Company sold Alpine Country, a 108 unit community located in San Diego metropolitan area, for $11.1 million for a gain of $3.9 million. As of December 31, 2012 and 2011 no communities were held for sale.

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

The Company has recorded the gains and operations for these various assets sold described above as part of discontinued operations in the accompanying consolidated statements of operations.  The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above ($ in thousands):

	2012	2011	2010

Revenues	$608	$4,081	$5,453

Property operating expenses	(260)	(1,861)	(2,342)
Depreciation and amortization	(94)	(1,115)	(1,491)
Expenses	(354)	(2,976)	(3,833)

Operating income from real estate sold	254	1,105	1,620

Gain on sale of real estate	10,870	8,382	-
Internal disposition costs	(1,087)	(839)	-
Income from discontinued operations	$10,037	$8,648	$1,620

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

(7) Mortgage Notes Payable

Mortgage notes payable consist of the following as of December 31, 2012 and 2011 ($ in thousands):

	2012	2011

Fixed rate mortgage notes payable	$1,363,731	$1,502,208
Variable rate mortgage notes payable(1)	201,868	243,650
	$1,565,599	$1,745,858

Number of properties securing mortgage notes	55	68
Remaining terms	1-27 years	1-28 years
Weighted average interest rate	5.4%	5.4%

The aggregate scheduled principal payments of mortgage notes payable are as follows ($ in thousands):

2013	$57,621
2014	47,994
2015	68,926
2016	12,656
2017	185,301
Thereafter	1,193,101

$1,565,599

(1)
Variable rate mortgage notes payable consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 1.9% at December 2012 and 2.0% at December 2011) plus credit enhancement and underwriting fees ranging from approximately 1.2% to 1.9%.  Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from September 2013 through December 2039.  Of these bonds $187.8 million are subject to various interest rate cap agreements which limit the maximum interest rate to such bonds.

For the Company’s mortgage notes payable as of December 31, 2012, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $7.0 million and $2.0 million, respectively.  Second deeds of trust accounted for $87.3 million of the $1.6 billion in mortgage notes payable as of December 31, 2012.  Repayment of debt before the scheduled maturity date could result in prepayment penalties.  The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the mortgage note payable which is calculated by multiplying the principal being prepaid by the difference between the interest rate of the mortgage note and the stated yield rate on a specified U.S. treasury security as defined in the mortgage note agreement.  (See Schedule III for a list of mortgage loans related to each community in the Company’s Portfolio.)

(8) Unsecured Debt and Lines of Credit

Unsecured debt and lines of credit consist of the following as of December 31, 2012 and 2011 ($ in thousands):

			Weighted Average
			Maturity
	2012	2011	In Years

Bonds private placement - fixed rate	$465,000	$265,000	6.2
Term loan - variable rate	350,000	200,000	4.2
Bonds public offering - fixed rate	297,084	-	9.6
Unsecured debt	1,112,084	465,000
Lines of credit	141,000	150,000	3.0
Total unsecured debt	$1,253,084	$615,000

Weighted average interest rate on fixed rate unsecured bonds	4.2%	4.5%
Weighted average interest rate on variable rate term loan	2.7%	2.7%
Weighted average interest rate on line of credit	2.3%	2.5%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

The following is a summary of the Company’s unsecured private placement bonds as of December 31, 2012 and 2011 ($ in thousands):

				Coupon
	Maturity	2012	2011	Rate

Senior unsecured private placement notes	March 2016	$150,000	$150,000	4.36%
Senior unsecured private placement notes	September 2017	40,000	40,000	4.50%
Senior unsecured private placement notes	December 2019	75,000	75,000	4.92%
Senior unsecured private placement notes	April 2021	100,000	-	4.27%
Senior unsecured private placement notes	June 2021	50,000	-	4.30%
Senior unsecured private placement notes	August 2021	50,000	-	4.37%
		$465,000	$265,000

The Company has two lines of credit aggregating $525.0 million as of December 31, 2012.  The Company had a $500.0 million unsecured line of credit that was increased to $600.0 million in January 2013.  As of December 31, 2012 there was a $141.0 million balance on this unsecured line.  The underlying interest rate on the $500.0 million facility is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 1.075% as of December 31, 2012.  This facility matures in December 2015 with two one-year extensions, exercisable by the Company.  The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2014, with a one year extension option.  As of December 31, 2012 there was no balance outstanding on this unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 1.075%.

As of December 31 2012, the Company had $465 million of unsecured bonds outstanding at an average effective interest rate of 4.5%.  During the second quarter of 2012, the Company issued through private placements, $100 million of bonds and $50 million of bonds at 4.27% and 4.30%, respectively, due in 2021, and during the third quarter of 2012, $50 million of bonds at 4.37% due in 2021.

As of December 31, 2012, the Company had a $350 million unsecured term loan outstanding at an average interest rate of 2.7%.  The term loan has a variable interest rate of LIBOR plus 1.2%. During the fourth quarter of 2012, the Company increased the size of the term loan from $200 million to $350 million.  The Company entered into interest rate swap contracts for a term of five years with a notional amount totaling $300 million, which effectively converted the interest rate on the $300 million of the term loan to a fixed rate.

During the third quarter 2012, the Company issued $300.0 million of senior unsecured notes due August 2022 with a coupon rate of 3.625% per annum and are payable on February 15th and August 15th of each year, beginning February 15, 2013 (the 2022 Notes). The 2022 Notes were offered to investors at a price of 98.99% of par value. The 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc.

On August 15th, 2012, in connection with the 2022 Notes issuance, the Company entered into a registration rights agreement whereby the Operating Partnership agreed to conduct an offer to exchange the 2022 Notes for a new series of publicly registered notes with substantially identical terms.  If the Operating Partnership does not fulfill certain of its obligation under the registration rights agreement, it will be required to pay registration default damages to the holders of the 2022 Notes. No separate contingent obligation was recorded as no registration default damages became probable as of December 31, 2012.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the debt covenants as of December 31, 2012 and 2011.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.7% through November 2016.  These derivatives qualify for hedge accounting.

As of December 31, 2012 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $201.9 million of the Company’s tax exempt variable rate debt.

As of December 31, 2012 and December 31, 2011 the aggregate carrying value of the interest rate swap contracts was a liability of $6.6 million and $1.4 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of December 31, 2012, and was an asset of $0.2 million as of December 31, 2011.

During the third quarter 2012, the Company terminated a swap transaction with respect to the $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community with Citibank because the bonds were repurchased by the Company at par.

During 2011, the Company settled its remaining $20.0 million forward starting swap contract for $2.3 million which was applied to the $32.0 million mortgage obtained in February 2011, increasing the effective borrowing rate from 5.4% to 6.2%.

During 2010, the Company settled $355 million in forward-starting swap contracts for $81.3 million, which was applied to 10-year mortgage loans obtained in 2010.  The settlement of the forward-starting swaps increased the average effective interest rate on the 2010 mortgage loans from 4.5% to 6.8%.   During 2010, the Company incurred $2.3 million in expense related to the ineffectiveness of certain of the settled forward-starting swap hedges, which is included in impairment and other charges in the accompanying consolidated statement of operations for the year ended December 31, 2010.  No hedge ineffectiveness on cash flow hedges was incurred during the years ended December 31, 2012 and 2011.

(10) Lease Agreements

As of December 31, 2012 the Company is a lessor for four commercial buildings and the commercial portions of 20 mixed use communities. The tenants’ lease terms expire at various times through 2028.  The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31 is summarized as follows ($ in thousands):

Future
Minimum
Rent
2013	$8,592
2014	8,395
2015	6,933
2016	4,512
2017	2,781
Thereafter	14,562
$45,775

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

(11) Equity Transactions

Preferred Securities Offerings

As of December 31, 2012, the Company has the following cumulative preferred securities outstanding:

		Shares	Shares	Liquidation
Description	Issue Date	Authorized	Outstanding	Preference
7.125% Series H	April 2011	8,000,000	2,950,000	$73,750
4.875% Series G	July 2006	5,980,000	178,249	$4,456

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

During the third quarter of 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (“Series G”) for gross proceeds of $149.5 million.  Holders may convert Series G into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  The Company may, under certain circumstances, cause some or all of the Series G to be converted into that number of shares of common stock at the then prevailing conversion rate.  As of December 31, 2012 and 2011, shares of Series G with an aggregate liquidation value of $4.5 million were outstanding.

Common Stock Offerings

During 2012, the Company sold 2.4 million shares of common stock for $357.7 million, net of fees and commissions, at an average price of $150.26.  During the first quarter of 2013, through February 21, 2013, the Company sold 758,644 shares of common stock for $114.0 million, net of fees and commissions at an average price of $151.70.

During 2011 and 2010, the Company issued 2.5 million and 2.4 million shares of common stock for $323.9 million and $251.4 million, net of fees and commissions, respectively. The Company used the net proceeds from such sales to pay down debt, repurchase preferred stock, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

(12) Net Income Per Common Share

Basic and diluted income from continuing operations per share are calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2012			2011			2010
		Weighted-	Per		Weighted-	Per		Weighted-	Per
		average	Common		average	Common		average	Common
		Common	Share		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$110,373	35,032,491	$3.15	$32,256	32,541,792	$0.99	$32,251	29,667,064	$1.09
Income from discontinued operations available to common stockholders	9,439	35,032,491	0.27	8,112	32,541,792	0.25	1,513	29,667,064	0.05
	119,812		3.42	40,368		1.24	33,764		1.14
Effect of Dilutive Securities (1)	-	92,430		-	86,922		-	67,319

Diluted:
Income from continuing operations available to common stockholders (1)	$110,373	35,124,921	$3.14	$32,256	32,628,714	$0.99	$32,251	29,734,383	$1.09
Income from discontinued operations available to common stockholders	9,439	35,124,921	0.27	8,112	32,628,714	0.25	1,513	29,734,383	0.05
	$119,812		$3.41	$40,368		$1.24	$33,764		$1.14

(1)
Weighted convertible limited partnership units of 2,219,046, 2,231,807 and 2,293,886, which include vested Series Z incentive units, for the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 263,613; 175,500; and 123,164; for the years ended December 31, 2012, 2011, and 2010, respectively, were not included in the diluted earnings per share calculation because the exercise price of these options were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive.

All shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per share for the years ended 2012, 2011, and 2010 respectively, as the effect was anti-dilutive.

(13) Equity Based Compensation Plans

Stock Options and Restricted Stock

The Essex Property Trust, Inc. 2004 Stock Incentive Plan provides incentives to attract and retain officers, directors and key employees.  The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock.  Under the Stock Incentive Plan, the total number of shares available for grant is approximately 1,200,000.  The 2004 Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors.  The Compensation Committee is comprised of independent directors.   The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date.  The Company’s options have a life of seven to ten years.  Option grants for officers and employees fully vest between one year and five years after the grant date.

Stock-based compensation expense for options and restricted stock under the fair value method totaled $2.0 million, $1.5 million, and $1.0 million for years ended December 31, 2012, 2011 and 2010 respectively.  Stock-based compensation capitalized for options and restricted stock totaled $0.3 million for the year ended December 31, 2012, and $0.2 million for each of the years ended December 31, 2011 and 2010.  The intrinsic value of the options exercised totaled $2.9 million, $3.8 million, and $2.9 million, for the years ended December 31, 2012, 2011, and 2010 respectively.  The intrinsic value of the options outstanding and fully vested totaled $9.9 million, $10.6 million, and $7.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Total unrecognized compensation cost related to unvested share-based compensation granted for stock options totaled $3.2 million as of December 31, 2012.  The unrecognized compensation cost is expected to be recognized over a period of 1 to 5 years for the stock option plans.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

The average fair value of stock options granted for the years ended December 31, 2012, 2011 and 2010 was $12.64, $14.49 and $18.39, respectively.  The stock options granted during the fourth quarter of 2012 included a $75 cap on the appreciation of the market price over the exercise price.  The stock options granted during 2011 and through the third quarter of 2012 included a $100 cap on the appreciation of the market price over the exercise price.  The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2012	2011	2010
Stock price	$143.95	$131.87	$107.21
Risk-free interest rates	1.16%	2.23%	3.50%
Expected lives	5 - 10 years	10 years	10 years
Volatility	20.05%	19.63%	22.00%
Dividend yield	3.26%	3.29%	3.85%

A summary of the status of the Company’s stock option plans as of December 31, 2012, 2011, and 2010 and changes during the years ended on those dates is presented below:

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	415,020	$109.71	300,642	$88.11	378,542	$82.08
Granted	263,113	143.95	197,500	131.87	18,214	107.21
Exercised	(41,603)	77.21	(83,122)	84.24	(78,381)	63.97
Forfeited and canceled	(13,096)	128.36	-	0.00	(17,733)	105.40
Outstanding at end of year	623,434	125.96	415,020	109.71	300,642	88.11

Options exercisable at year end	250,620	107.12	219,820	92.31	265,770	86.28

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options outstanding			Options exercisable
	Number	Weighted-		Number
	outstanding	average	Weighted-	exercisable	Weighted-
	as of	remaining	average	as of	average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2012	life	price	2012	price
$51.01 - 79.05	34,973	3.0 years	$69.97	34,973	$69.97
79.25 - 125.84	144,498	3.9 years	99.10	130,498	98.69
126.73 - 155.34	443,963	7.9 years	139.10	85,149	135.31
	623,434	6.7 years	125.96	250,620	107.12

During 2012, 2011, and 2010 the Company issued 1,614, 1,540, and 14,415 shares of restricted stock, respectively.  The unrecognized compensation cost granted under the restricted stock program of $1.9 million as of December 31, 2012 will be recognized straight-line over a period of 1 to 7 years.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

The following table summarizes information about restricted stock outstanding as of December 31, 2012, 2011 and 2010 and changes during the years ended:

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		average		average		average
		grant		grant		grant
	Shares	price	Shares	price	Shares	price
Unvested at beginning of year	35,219	$98.57	44,877	$102.46	37,727	$99.43
Granted	1,614	149.68	1,540	134.44	14,415	109.62
Vested	(8,641)	106.69	(9,532)	104.91	(6,126)	102.27
Forfeited and canceled	(3,270)	102.00	(1,666)	94.35	(1,139)	93.92
Unvested at end of year	24,922	104.52	35,219	98.57	44,877	102.46

Long Term Incentive Plan – Z Units

The Company has adopted an incentive program involving the issuance of Series Z Incentive Units and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Vesting in the Z Units is based on performance criteria established in the plan.  The criteria can be revised at the beginning of the year by the Board's Compensation Committee if the Committee deems that the plan's criterion is unachievable for any given year.   The sale of Z Units is contractually prohibited.  Z Units are convertible into Operating Partnership units which are exchangeable for shares of the Company’s common stock that have marketability restrictions.  The estimated fair value of a Z Unit is determined on the grant date and considers the company's current stock price, the dividends that are not paid on unvested units and a marketability discount for the 8 to 15 years of illiquidity.  Compensation expense is calculated by multiplying estimated vesting increases for the period by the estimated fair value as of the grant date less its $1.00 per unit purchase price.

Stock-based compensation expense for Z Units under the fair value method totaled approximately $2.1 million, $1.5 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Stock-based compensation capitalized for Z Units totaled approximately $0.5 million, $0.3 million, and $0.6 million, for the years ended December 31, 2012, 2011, and 2010, respectively.  The intrinsic value of the unvested Z Units totaled $20.8 million as of December 31, 2012.  Total unrecognized compensation cost related to the unvested Z Units under the Z Units plans totaled $7.3 million as of December 31, 2012.  The unamortized cost is recognized up to 14 years subject to the achievement of the stated performance criteria.

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

During 2010, the Operating Partnership issued 108,000 Series Z-1 Incentive Units (the “2010 Z-1 Units”) of limited partner interest to twenty executives of the Company. The conversion ratchet (accounted for as vesting) of the 2010 Z-1 Units into common units, increased to 20 percent effective January 1, 2011 because the Company achieved the FFO minimum target of $4.75 per diluted share in 2010.  Once the units are vested, Z-1 Unit holders receive quarterly distributions of approximately the dividend rate paid on common shares.  Each year thereafter, vesting of the 2010 Z-1 Units will be consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent.

During 2011, the Operating Partnership issued 46,500 Series Z-1 Incentive Units (the “2011 Z-1 Units”) of limited partner interest to fourteen executives of the Company in exchange for cash from eight executive officers of the Company, and a capital commitment from the remaining six executives of $1.00 per 2011 Z-1 Unit.  The 2011 Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2026.  The conversion ratchet (accounted for as vesting) of the 2011 Z-1 Units into common units, increased to 10 percent effective January 1, 2012 because the Company achieved the FFO minimum target of $5.65 per diluted share in 2011.  Each year thereafter, vesting of the 2011 Z-1 Units will be consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent.  The 2011 Z-1 Unit holders are entitled to receive approximately the same as dividends distributed to common stockholders on vested units.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

The following table summarizes information about the Z Units outstanding as of December 31, 2012 ($ in thousands):

	Long Term Incentive Plan - Z Units
			Aggregate			Weighted-
			Intrinsic		Weighted-	average
	Total	Total	Value	Total	average	Remaining
	Vested	Unvested	of Unvested	Outstanding	Grant-date	Contractual
	Units	Units	Units	Units	Fair Value	Life
Balance, December 2009	288,651	105,881	$8,751	394,532	$39.36	8.2 years
Granted	-	108,000		108,000
Vested	37,629	(37,629)		-
Cancelled		(4,350)		(4,350)
Balance, December 2010	326,280	171,902	19,463	498,182	54.15	11.2 years
Granted	-	46,500		46,500
Vested	44,520	(44,520)		-
Converted	(191,718)	-		(191,718)
Cancelled	-	(3,863)		(3,863)
Balance, December 2011	179,082	170,019	23,719	349,101	58.17	12.3 years
Granted	-	-		-
Vested	28,163	(28,163)		-
Converted	(16,541)	-		(16,541)
Cancelled	-	(1,813)		(1,813)
Balance, December 2012	190,704	140,043	$20,800	330,747	$58.44	11.3 years

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

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

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the years ended December 31, 2012, 2011, and 2010 ($ in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
Southern California	$249,524	$223,304	$200,541
Northern California	175,325	149,457	127,302
Seattle Metro	94,708	81,967	70,348
Other real estate assets	12,379	10,985	7,537
Total property revenues	$531,936	$465,713	$405,728

Net operating income:
Southern California	$166,162	$146,519	$132,150
Northern California	120,540	99,047	82,288
Seattle Metro	62,076	52,173	43,006
Other real estate assets	9,070	8,740	5,120
Total net operating income	357,848	306,479	262,564

Depreciation	(170,592)	(151,428)	(128,221)
Interest expense before amortization	(100,244)	(91,694)	(82,756)
Amortization expense	(11,644)	(11,474)	(4,828)
Management and other fees from affiliates	11,489	6,780	4,551
General and administrative	(23,307)	(20,694)	(23,255)
Cost of management and other fees	(6,513)	(4,610)	(2,707)
Impairment and other charges	-	-	(2,302)
Interest and other income	13,833	17,139	27,841
Loss on early retirement of debt	(5,009)	(1,163)	(10)
Equity income (loss) income from co-investments	41,745	(467)	(1,715)
Gain on remeasurement of co-investment	21,947	-	-

Income before discontinued operations	$129,553	$48,868	$49,162

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2012 and 2011 ($ in thousands):

	As of December 31,
Assets:	2012	2011
Southern California	$1,675,265	$1,478,018
Northern California	1,489,095	1,241,320
Seattle Metro	699,465	579,612
Other real estate assets	88,330	94,088
Net reportable operating segments - real estate assets	3,952,155	3,393,038
Real estate under development	66,851	44,280
Co-investments	571,345	383,412
Cash and cash equivalents, including restricted cash	42,126	35,463
Marketable securities	92,713	74,275
Notes and other receivables	66,163	66,369
Other non-segment assets	55,870	40,127
Total assets	$4,847,223	$4,036,964

(15) 401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all full-time employees who have completed six months of service. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code.  The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their contribution up to a specified maximum.  Company contributions to the Plan were approximately $0.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(16) Commitments and Contingencies

As of December 31, 2012, the Company had six non-cancelable land leases for certain apartment communities and buildings that expire between 2027 and 2080.  Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under land leases and operating leases, are approximately $1.7 million per year for the next five years.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies to promptly address and resolve reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2012, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  Under comprehensive liability claims, the Company has insurance to cover claims in excess of $100,000 per incident.  Under property casualty claims, the Company reinsures the primary carrier for losses up to $5.0 million deductible per incident.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism and earthquake, for which the Company does not have insurance. Substantially all of the communities are located in areas that are subject to earthquakes.

The Company provided a loan and construction completion guarantee to the lender in order to fulfill the lender’s standard financing requirements related to the construction of the Expo community.  The outstanding balance for the construction loan is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The construction completion guarantee is for the life of the loan, which is scheduled to mature on July 1, 2014, with two, one-year extension options at the Expo joint venture’s option.  As of December 31, 2012, the Company was in compliance with all terms of the construction loan and the construction of the community is expected to be completed on time and within budget.  The maximum exposure of the guarantee as of December 31, 2012 was $70.0 million based on the construction costs that were budgeted to be incurred to complete the construction.

The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of The Huxley (formerly Fountain at La Brea) and The Dylan (formerly Santa Monica at La Brea) communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for The Huxley and The Dylan.  The outstanding balance for the loans is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of December 31, 2012 was $55.7 million based on the aggregate outstanding debt amount.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(17) Subsequent Events

In January 2013, the Company sold the land parcel held for future development located in Palo Alto, California for $9.1 million, resulting in a gain of $1.5 million.

In January 2013, the Company acquired Annaliese, a 56 unit community located in Seattle, Washington for $19.0 million.  The property was built in 2009 and located in the South Lake Union submarket.

In January 2013, the Company sold $20.3 million of a common stock investment for a gain of $1.8 million.

In February 2013, the Company acquired Fox Plaza, a 444 unit property located in San Francisco, California for $135.0 million.  The 29 story high rise tower was built in 1968, and the Fox Plaza apartments are located on floors 14 through 29.  The purchase did not include the 12 floors of commercial office space but did include an adjacent two story building comprised of 37,800 square feet of space leased to retail and office tenants and a two story underground parking garage comprised of 405 stalls.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

(18) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for 2012 and 2011 ($ in thousands, except per share and dividend amounts):

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31	September 30	June 30	March 31
2012:
Total property revenues	$141,628	$135,070	$129,764	$125,474

Income before discontinued operations	$49,640	$20,221	$42,490	$17,202

Net income	$49,640	$20,221	$42,490	$27,239
Net income available to common stockholders	$43,793	$16,219	$37,078	$22,722
Per share data:
Net income:
Basic	$1.22	$0.46	$1.07	$0.67

Diluted	$1.22	$0.45	$1.07	$0.67
Market price:
High	$150.71	$160.64	$161.53	$151.54
Low	$136.38	$147.38	$146.05	$136.43
Close	$146.65	$148.24	$153.92	$151.51
Dividends declared	$1.10	$1.10	$1.10	$1.10

2011:
Total property revenues	$122,373	$117,226	$114,906	$111,208

Income before discontinued operations	$14,493	$11,767	$10,502	$12,106

Net income	$17,868	$11,085	$16,052	$12,511
Net income available to common stockholders	$13,937	$7,687	$10,326	$8,418
Per share data:
Net income:
Basic	$0.42	$0.23	$0.32	$0.27

Diluted	$0.42	$0.23	$0.32	$0.27
Market price:
High	$148.44	$145.40	$138.31	$124.41
Low	$111.25	$119.15	$122.67	$109.98
Close	$140.51	$120.04	$135.29	$124.00
Dividends declared	$1.04	$1.04	$1.04	$1.04

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered communities

Anchor Village(The Elliot at Mukilteo)	301	Mukilteo, WA	10,750	2,498	10,595	11,861	2,824	22,130	24,954	(9,585)	1981	01/97	3-30
Avondale at Warner Center	446	Woodland Hills, CA	46,761	10,536	24,522	14,571	10,601	39,028	49,629	(19,625)	1970	01/97	3-30
Bridgeport	184	Newark, CA	21,724	1,608	7,582	6,107	1,525	13,772	15,297	(9,783)	1987	07/87	3-30
Barkley, The(2)	161	Anaheim, CA	16,784	-	8,520	4,533	2,353	10,700	13,053	(4,485)	1984	04/00	3-30
Bel Air	462	San Ramon, CA	55,835	12,105	18,252	22,959	12,682	40,634	53,316	(18,970)	1988	01/97	3-30
Belmont Station	275	Los Angeles, CA	30,045	8,100	66,666	2,765	8,267	69,264	77,531	(13,106)	2008	12/08	3-30
Bella Villagio	231	San Jose, CA	38,088	17,247	40,343	1,515	17,247	41,858	59,105	(3,304)	2004	09/10	3-30
Brentwood	140	Santa Ana, CA	19,283	2,833	11,303	5,482	3,502	16,116	19,618	(5,786)	1970	11/01	3-30
Brighton Ridge	264	Renton, WA	14,644	2,623	10,800	2,779	2,656	13,546	16,202	(7,375)	1986	12/96	3-30
Brookside Oaks	170	Sunnyvale, CA	19,974	7,301	16,310	19,923	10,328	33,206	43,534	(11,170)	1973	06/00	3-30
Camarillo Oaks	564	Camarillo, CA	47,350	10,953	25,254	2,634	11,075	27,766	38,841	(15,403)	1985	07/96	3-30
Camino Ruiz Square	160	Camarillo, CA	21,110	6,871	26,119	831	6,931	26,890	33,821	(5,525)	1990	12/06	3-30
Canyon Oaks	250	San Ramon, CA	28,989	19,088	44,473	1,338	19,088	45,811	64,899	(8,857)	2005	05/07	3-30
Canyon Pointe	250	Bothell, WA	14,391	4,692	18,288	3,507	4,693	21,794	26,487	(7,095)	1990	10/03	3-30
Carlyle, The	132	San Jose, CA	18,613	3,954	15,277	9,847	5,801	23,277	29,078	(9,265)	2000	04/00	3-30
City View	572	Hayward, CA	63,159	9,883	37,670	20,699	10,350	57,902	68,252	(29,059)	1975	03/98	3-30
Coldwater Canyon	39	Studio City, CA	5,538	1,674	6,640	1,178	1,676	7,816	9,492	(1,972)	1979	05/07	3-30
Courtyard off Main	109	Bellevue, WA	16,261	7,465	21,405	2,627	7,465	24,032	31,497	(1,806)	2000	10/10	3-30
Domaine	92	Seattle, WA	16,866	9,059	27,177	167	9,059	27,344	36,403	(266)	2009	09/12	3-30
Elevation	157	Redmond, WA	11,839	4,758	14,285	4,666	4,757	18,951	23,708	(2,019)	1986	06/10	3-30
Esplanade	278	San Jose, CA	44,928	18,170	40,086	5,765	18,429	45,592	64,021	(13,226)	2002	11/04	3-30
Fairhaven(Treehouse)	164	Santa Ana, CA	17,269	2,626	10,485	4,806	2,957	14,960	17,917	(5,128)	1970	11/01	3-30
Fairwood Pond	194	Renton, WA	13,307	5,296	15,564	2,054	5,297	17,617	22,914	(5,257)	1997	10/04	3-30
Fountain Park	705	Playa Vista, CA	97,450	25,073	94,980	21,849	25,203	116,699	141,902	(36,486)	2002	02/04	3-30
Harvest Park	104	Santa Rosa, CA	10,691	6,700	15,479	888	6,690	16,377	23,067	(3,401)	2004	03/07	3-30
Hampton Place /Hampton Court	215	Glendale, CA	21,296	6,695	16,753	5,266	6,733	21,981	28,714	(9,914)	1970	06/99	3-30
Hidden Valley	324	Simi Valley, CA	30,603	14,174	34,065	1,404	9,725	39,918	49,643	(11,368)	2004	12/04	3-30
Highridge	255	Rancho Palos Verdes, CA	44,807	5,419	18,347	23,194	6,073	40,887	46,960	(17,025)	1972	05/97	3-30
Highlands at Wynhaven	333	Issaquah, WA	33,343	16,271	48,932	4,331	16,271	53,263	69,534	(8,371)	2000	08/08	3-30
Hillcrest Park	608	Newbury Park, CA	69,555	15,318	40,601	14,623	15,755	54,787	70,542	(25,168)	1973	03/98	3-30
Hillsborough Park	235	La Habra, CA	37,909	6,291	15,455	1,414	6,272	16,888	23,160	(7,487)	1999	09/99	3-30
Huntington, The	276	Huntington Beach, CA	34,121	10,374	41,495	646	10,374	42,141	52,515	(757)	1975	06/12	3-30
Huntington Breakers	342	Huntington Beach, CA	38,734	9,306	22,720	5,399	9,315	28,110	37,425	(13,781)	1984	10/97	3-30
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	5,494	3,474	13,368	16,842	(8,091)	1985	10/94	3-30
Magnolia Square	156	Sunnyvale, CA	18,314	8,190	24,736	5,097	8,191	29,832	38,023	(5,069)	1969	09/07	3-30
Marbrisa	202	Long Beach, CA	18,959	4,700	18,605	3,082	4,760	21,627	26,387	(7,385)	1987	09/02	3-30
Mirabella	188	Marina Del Rey, CA	46,338	6,180	26,673	12,934	6,270	39,517	45,787	(14,326)	2000	05/00	3-30
Mill Creek at Windermere	400	San Ramon, CA	50,027	29,551	69,032	1,594	29,551	70,626	100,177	(12,721)	2005	09/07	3-30
Montclaire, The	390	Sunnyvale, CA	47,283	4,842	19,776	19,907	4,997	39,528	44,525	(27,380)	1973	12/88	3-30
Montebello	248	Kirkland, WA	30,158	13,857	41,575	3,810	13,858	45,384	59,242	(684)	1996	07/12	3-30
Montejo	124	Garden Grove, CA	13,307	1,925	7,685	2,264	2,194	9,680	11,874	(3,760)	1974	11/01	3-30
Park Hill at Issaquah	245	Issaquah, CA	29,477	7,284	21,937	1,905	7,284	23,842	31,126	(6,882)	1999	02/99	3-30
Palisades, The	192	Bellevue, WA	21,277	1,560	6,242	10,331	1,565	16,568	18,133	(10,156)	1977	05/90	3-30
Pathways	296	Long Beach, CA	38,219	4,083	16,757	18,076	6,239	32,677	38,916	(20,789)	1975	02/91	3-30
Stevenson Place	200	Fremont, CA	22,034	996	5,582	6,974	1,001	12,551	13,552	(8,698)	1971	04/83	3-30
(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered communities (continued)
Stonehedge Village	196	Bothell, WA	12,657	3,167	12,603	4,531	3,201	17,100	20,301	(8,471)	1986	10/97	3-30
Summerhill Park	100	Sunnyvale, CA	13,769	2,654	4,918	1,069	2,656	5,985	8,641	(4,530)	1988	09/88	3-30
The Bernard	63	Seattle, CA	10,064	3,699	11,345	43	3,689	11,398	15,087	(490)	2008	09/11	3-30
Tierra Vista	404	Oxnard, CA	57,444	13,652	53,336	3,030	13,661	56,357	70,018	(16,376)	2001	01/01	3-30
Valley Park	160	Fountain Valley, CA	22,592	3,361	13,420	3,210	3,761	16,230	19,991	(6,161)	1969	11/01	3-30
Villa Angelina	256	Placentia, CA	27,542	4,498	17,962	4,726	4,962	22,224	27,186	(7,778)	1970	11/01	3-30
Vista Belvedere	76	Tiburon, CA	10,272	5,573	11,901	4,180	5,573	16,081	21,654	(5,201)	1963	08/04	3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	3,366	1,296	8,335	9,631	(4,945)	1986	11/95	3-30
Waterford, The	238	San Jose, CA	31,975	11,808	24,500	12,418	15,165	33,561	48,726	(13,735)	2000	06/00	3-30
Wilshire Promenade	149	Fullerton, CA	18,276	3,118	7,385	6,683	3,797	13,389	17,186	(6,013)	1992	01/97	3-30
			1,565,599	424,411	1,295,274	366,352	439,119	1,646,917	2,086,036	(541,466)
Unencumbered communities
Allegro	97	Valley Village, CA		5,869	23,977	949	5,869	24,926	30,795	(2,624)	2010	10/10	3-30
Alpine Village	301	Alpine, CA		4,967	19,728	3,690	4,982	23,403	28,385	(8,158)	1971	12/02	3-30
Anavia	250	Anaheim, CA		15,925	63,712	5,469	15,925	69,181	85,106	(4,704)	2009	12/10	3-30
Ascent	90	Kirkland, CA		3,924	11,862	271	3,924	12,133	16,057	(86)	1988	10/12	3-30
Axis 2300	115	Irvine, CA		5,405	33,585	518	5,405	34,103	39,508	(3,659)	2010	08/10	3-30
Bellerive	63	Los Angeles, CA		5,401	21,803	517	5,401	22,320	27,721	(1,347)	2011	08/11	3-30
Belmont Terrace	71	Belmont, CA		4,446	10,290	2,250	4,473	12,513	16,986	(3,635)	1974	10/06	3-30
Bennett Lofts	113	San Francisco, CA		21,771	50,800	80	21,771	50,880	72,651	(212)	2004	12/12	3-30
Bonita Cedars	120	Bonita, CA		2,496	9,913	1,584	2,503	11,490	13,993	(4,124)	1983	12/02	3-30
Boulevard	172	Fremont, CA		3,520	8,182	10,469	3,580	18,591	22,171	(9,989)	1978	01/96	3-30
Bridle Trails	108	Kirkland, WA		1,500	5,930	5,304	1,531	11,203	12,734	(5,243)	1986	10/97	3-30
Bristol Commons	188	Sunnyvale, CA		5,278	11,853	2,033	5,293	13,871	19,164	(7,384)	1989	01/97	3-30
416 on Broadway	115	Glendale, CA		8,557	34,235	756	8,557	34,991	43,548	(2,448)	2009	12/10	3-30
Bunker Hill	456	Los Angeles, CA		11,498	27,871	7,472	11,639	35,202	46,841	(15,732)	1968	03/98	3-30
Cairns, The	100	Seattle, WA		6,937	20,679	364	6,939	21,041	27,980	(3,941)	2006	06/07	3-30
Cambridge	40	Chula Vista, CA		497	1,973	324	498	2,296	2,794	(831)	1965	12/02	3-30
Capri at Sunny Hills	100	Fullerton, CA		3,337	13,320	6,230	4,048	18,839	22,887	(6,863)	1961	09/01	3-30
Castle Creek	216	Newcastle, WA		4,149	16,028	2,097	4,833	17,441	22,274	(9,292)	1997	12/97	3-30
CBC Apartments	148	Goleta, CA		6,283	24,000	2,418	6,288	26,413	32,701	(6,800)	1962	01/06	3-30
CentrePointe (The Bluffs II)	224	San Diego, CA		3,405	7,743	14,218	3,442	21,924	25,366	(5,977)	1974	06/97	3-30
Cedar Terrace	180	Bellevue, WA		5,543	16,442	3,572	5,652	19,905	25,557	(6,150)	1984	01/05	3-30
Chestnut Street	96	Santa Cruz, CA		6,582	15,689	955	6,582	16,644	23,226	(2,602)	2002	07/08	3-30
Commons, The	264	Campbell, CA		12,555	29,307	3,566	12,556	32,872	45,428	(3,067)	1973	07/10	3-30
Corbella at Juanita Bay	169	Kirkland, WA		5,801	17,415	852	5,801	18,267	24,068	(1,373)	1978	11/10	3-30
Country Villas	180	Oceanside, CA		4,174	16,583	2,443	4,187	19,013	23,200	(6,884)	1976	12/02	3-30
Delano/Bon Terra	126	Redmond, WA		7,470	22,511	561	7,470	23,072	30,542	(773)	2005/2011	12/11	3-30
Devonshire	276	Hemet, CA		3,470	13,786	2,282	3,482	16,056	19,538	(5,780)	1988	12/02	3-30
Emerald Ridge - North	180	Bellevue, WA		3,449	7,801	2,828	3,449	10,629	14,078	(6,697)	1987	11/94	3-30
Essex Skyline at MacAuthur Place	349	Santa Ana, CA		21,537	146,099	463	21,537	146,562	168,099	(3,536)	2008	04/12	3-30
Evergreen Heights	200	Kirkland, WA		3,566	13,395	3,346	3,649	16,658	20,307	(8,384)	1990	06/97	3-30
Fairways(3)	74	Newport Beach, CA		-	7,850	4,218	9	12,059	12,068	(4,634)	1972	06/99	3-30
Foothill Commons	388	Bellevue, WA		2,435	9,821	30,872	2,440	40,688	43,128	(18,651)	1978	03/90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA		5,875	13,992	4,360	5,964	18,263	24,227	(9,093)	1985	02/97	3-30
Forest View	192	Renton, WA		3,731	14,530	1,212	3,731	15,742	19,473	(5,132)	1998	10/03	3-30
(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Unencumbered communities (continued)
Fountain Court	320	Seattle, WA		6,702	27,306	4,214	6,985	31,237	38,222	(13,626)	2000	03/00	3-30
Fourth & U	171	Berkeley, CA		8,879	52,351	1,821	8,879	54,172	63,051	(5,429)	2010	04/10	3-30
Hillsdale Garden Apartments	697	San Mateo, CA		22,000	94,681	17,407	22,244	111,844	134,088	(23,317)	1948	09/06	3-30
Hope Ranch Collection	108	Santa Barbara, CA		4,078	16,877	2,291	4,208	19,038	23,246	(3,366)	1965	03/07	3-30
Joule	295	Seattle, WA		14,558	69,417	2,473	14,558	71,890	86,448	(7,421)	2010	03/10	3-30
1000 Kiely	121	Santa Clara, CA		9,359	21,845	3,675	9,359	25,520	34,879	(1,590)	1971	03/11	3-30
Kings Road	196	Los Angeles, CA		4,023	9,527	7,646	4,031	17,165	21,196	(7,801)	1979	06/97	3-30
Le Parc Luxury Apartments	140	Santa Clara, CA		3,090	7,421	10,766	3,092	18,185	21,277	(9,041)	1975	02/94	3-30
Linden Square	183	Seattle, WA		4,374	11,588	1,886	4,202	13,646	17,848	(5,673)	1994	06/00	3-30
Lofts at Pinehurst, The	118	Ventura, CA		1,570	3,912	4,197	1,618	8,061	9,679	(3,461)	1971	06/97	3-30
Magnolia Lane(4)	32	Sunnyvale, CA		-	5,430	210	-	5,640	5,640	(1,080)	2001	06/07	3-30
Marina City Club(5)	101	Marina Del Rey, CA		-	28,167	6,696	-	34,863	34,863	(10,453)	1971	01/04	3-30
Marina Cove(6)	292	Santa Clara, CA		5,320	16,431	8,311	5,324	24,738	30,062	(13,558)	1974	06/94	3-30
Mariners Place	105	Oxnard, CA		1,555	6,103	1,748	1,562	7,844	9,406	(3,476)	1987	05/00	3-30
Meadoweood	320	Simi Valley, CA		7,852	18,592	5,498	7,898	24,044	31,942	(12,206)	1986	11/96	3-30
Mesa Village	133	Clairemont, CA		1,888	7,498	1,001	1,894	8,493	10,387	(2,890)	1963	12/02	3-30
Mira Monte	355	Mira Mesa, CA		7,165	28,459	7,652	7,186	36,090	43,276	(14,088)	1982	12/02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA		7,791	23,075	10,885	7,886	33,865	41,751	(15,215)	1988	08/97	3-30
Mission Hills	282	Oceanside, CA		10,099	38,778	3,677	10,167	42,387	52,554	(11,755)	1984	07/05	3-30
Monterra del Mar/Rey/Sol	292	Pasadena, CA		2,202	4,794	28,101	8,385	26,712	35,097	(12,072)	1972	04/99	3-30
Monterey Villas	122	Oxnard, CA		2,349	5,579	5,217	2,424	10,721	13,145	(4,670)	1974	07/97	3-30
Mt. Sutro	99	San Francisco, CA		2,334	8,507	2,988	2,809	11,020	13,829	(4,924)	1973	06/01	3-30
Muse	152	Hollywood, CA		7,822	33,436	1,136	7,823	34,571	42,394	(3,117)	2011	02/11	3-30
Park Catalina	90	Los Angeles, CA		4,710	18,839	293	4,710	19,132	23,842	(346)	2002	06/12	3-30
Park West	126	San Francisco, CA		9,424	21,988	659	9,424	22,647	32,071	(215)	1958	09/12	3-30
Pinehurst(7)	28	Ventura, CA		355	1,356	377	6	2,082	2,088	(733)	1973	12/04	3-30
Pointe at Cupertino, The	116	Cupertino, CA		4,505	17,605	8,388	4,505	25,993	30,498	(6,545)	1963	08/98	3-30
Reed Square	100	Sunnyvale, CA		6,873	16,037	1,897	6,873	17,934	24,807	(550)	1970	01/12	3-30
Regency at Encino	75	Encino, CA		3,184	12,737	1,348	3,184	14,084	17,268	(1,730)	1989	12/09	3-30
Salmon Run at Perry Creek	132	Bothell, WA		3,717	11,483	1,119	3,801	12,518	16,319	(5,024)	2000	10/00	3-30
101 San Fernando	323	San Jose, CA		4,173	58,961	3,678	4,173	62,639	66,812	(5,392)	2001	07/10	3-30
Sammamish View	153	Bellevue, WA		3,324	7,501	5,677	3,331	13,171	16,502	(8,094)	1986	11/94	3-30
San Marcos	432	Richmond, CA		15,563	36,204	26,282	22,866	55,183	78,049	(17,358)	2003	11/03	3-30
Santee Court	165	Los Angeles, CA		6,177	24,716	956	6,177	25,672	31,849	(1,992)	2004	10/10	3-30
Santee Village	73	Los Angeles, CA		3,404	15,601	1,391	3,404	16,992	20,396	(997)	2011	07/11	3-30
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,747	2,820	12,909	15,729	(4,606)	1983	12/02	3-30
Summit Park	300	San Diego, CA		5,959	23,670	3,273	5,977	26,925	32,902	(9,704)	1972	12/02	3-30
The Laurels at Mill Creek	164	Mill Creek, WA		1,559	6,430	4,945	1,595	11,339	12,934	(5,607)	1981	12/96	3-30
The Grand	243	Oakland, CA		4,531	89,208	3,969	4,531	93,177	97,708	(13,803)	2009	01/09	3-30
The Sweep Apartments	91	Goleta, CA		5,558	21,320	1,866	5,618	23,126	28,744	(6,481)	1967	01/06	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	2,035	3,890	10,423	14,313	(4,949)	1985	10/97	3-30
Tuscana	30	Tracy, CA		2,828	6,599	154	2,870	6,711	9,581	(1,260)	2007	02/07	3-30
Via	284	Sunnyvale, CA		22,000	82,270	169	22,016	82,423	104,439	(4,617)	2011	07/11	3-30
Vista Capri - North	106	San Diego, CA		1,663	6,609	830	1,668	7,434	9,102	(2,526)	1975	12/02	3-30
Walnut Heights	163	Walnut, CA		4,858	19,168	2,212	4,887	21,351	26,238	(6,775)	1964	10/03	3-30
Wharfside Pointe	142	Seattle, WA		2,245	7,020	6,010	2,258	13,017	15,275	(6,954)	1990	06/94	3-30
Willow Lake	508	San Jose, CA		43,194	101,030	857	43,194	101,887	145,081	(707)	1989	10/12	3-30
Windsor Ridge	216	Sunnyvale, CA		4,017	10,315	6,281	4,021	16,592	20,613	(11,252)	1989	03/89	3-30
Woodland Commons	236	Bellevue, WA		2,040	8,727	16,655	2,044	25,378	27,422	(10,043)	1978	03/90	3-30
Woodside Village	145	Ventura, CA		5,331	21,036	2,828	5,341	23,854	29,195	(6,678)	1987	12/04	3-30
	29,207		1,565,599	948,416	3,263,992	740,286	980,247	3,972,447	4,952,694	(1,062,438)
(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

						Costs
	Rentable			Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Office Buildings
Essex Hollywood	35,000	Los Angeles, CA		10,200	13,800	2,177	10,200	15,977	26,177	(4,243)	1938	07/06	3-30
Santa Clara Square retail	139,000	Santa Clara, CA		6,472	11,704	2,636	6,472	14,340	20,812	(1,711)	1970	09/11	3-30
925/935 East Meadow	31,900	Palo Alto, CA		1,401	3,172	7,985	3,147	9,411	12,558	(3,866)	1988	11/97	3-30
17461 Derian	110,000	Irvine, CA		3,079	12,315	6,037	3,105	18,326	21,431	(9,259)	1983	07/00	3-30
Consolidated Development Pipeline				31,957	-	34,894	66,851	-	66,851	-
Total apartment communities and other real estate assets			$1,565,599	$1,001,525	$3,304,983	$794,015	$1,070,022	$4,030,501	$5,100,523	$(1,081,517)

(1)	The aggregate cost for federal income tax purposes is approximately $4.0 billion (unaudited).
(2)	The land is leased pursuant to a ground lease expiring 2082.
(3)	The land is leased pursuant to a ground lease expiring 2027.
(4)	The land is leased pursuant to a ground lease expiring 2070.
(5)	The land is leased pursuant to a ground lease expiring 2067.
(6)	A portion of land is leased pursuant to a ground lease expiring in 2028.
(7)	The land is leased pursuant to a ground lease expiring in 2028.

	2012	2011	2010		2012	2011	2010
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$4,313,064	$3,964,561	$3,310,152	Balance at beginning of year	$920,026	$775,553	$646,686
Improvements	97,947	219,692	51,101	Depreciation expense - Acquisitions	3,744	1,279	2,505
Acquisition of real estate	619,743	103,300	387,300	Depreciation expense - Discontinued operations	2,108	315	700
Development of real estate	25,545	44,280	216,008	Depreciation expense - Rental properties	161,492	148,337	125,662
Disposition of real estate	(22,627)	(18,769)	-	Dispositions	(5,853)	(5,458)	-
Balance at the end of year	$5,033,672	$4,313,064	$3,964,561	Balance at the end of year	$1,081,517	$920,026	$775,553

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: February 22, 2013

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

Signature	Title	Date

/S/ MICHAEL J. SCHALL	Chief Executive Officer and President, and Director	February 22, 2013
Michael J. Schall	(Principal Executive Officer)

/S/ KEITH R. GUERICKE	Director, and Vice Chairman of the Board	February 22, 2013
Keith R. Guericke

/S/ GEORGE M. MARCUS	Director and Chairman of the Board	February 22, 2013
George M. Marcus

/S/ DAVID W. BRADY	Director	February 22, 2013
David W. Brady

/S/ GARY P. MARTIN	Director	February 22, 2013
Gary P. Martin

/S/ ISSIE N. RABINOVITCH	Director	February 22, 2013
Issie N. Rabinovitch

S-1

Signature	Title	Date

/S/ THOMAS E. RANDLETT	Director	February 22, 2013
Thomas E. Randlett

/S/ BYRON A. SCORDELIS.	Director	February 22, 2013
Byron A. Scordelis

/S/ JANICE L. SEARS.	Director	February 22, 2013
Janice L. Sears

/S/ CLAUDE J. ZINNGRABE	Director	February 22, 2013
Claude J. Zinngrabe

S-2

EXHIBIT INDEX

Exhibit No.	Document

3.1	Articles of Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed February 16, 2012, and incorporated herein by reference.

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

4.3
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

10.8
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 23, 2009, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 30, 2009, and incorporated herein by reference.*

10.9
Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 25, 2011, and incorporated herein by reference.*

10.10
Note Purchase Agreement, dated as of March 31, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the form of the 4.36% Senior Guaranteed Notes, due March 31, 2016), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 1, 2011, and incorporated herein by reference.†

10.11
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of April 13, 2011, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 2011, and incorporated herein by reference.

10.12
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

10.13
Amended and Restated 2004 Non-Employee Director Equity Award Program, dated May 1, 2011, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.*

10.14
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

10.15
Equity Distribution Agreement between the Company and Cantor Fitzgerald & Co. dated March 5, 2012 (relating to common stock), attached as exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2012, and incorporated herein by reference.

10.16
Equity Distribution Agreement between the Company and Cantor Fitzgerald & Co. dated March 5, 2012 (relating to preferred stock), attached as exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 7, 2012, and incorporated herein by reference.

10.17
Note Purchase Agreement, dated as of March 14, 2012, among Essex Portfolio, L.P., the Company and the purchasers of the notes party thereto (including the forms of the 4.27% Senior Guaranteed Notes, Series C, due April 30, 2021, the 4.30% Senior Guaranteed Notes, Series D, due June 29, 2021, and the 4.37% Senior Guaranteed Notes, Series E, due August 30, 2021), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2012, and incorporated herein by reference. †

10.18
First Amendment to Amended and Restated Revolving Credit Agreement, dated May 31, 2012, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.19	Modification Agreement, dated July 30, 2012, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference

10.20
Registration Rights Agreement, dated August 15, 2012, among Essex Portfolio, L.P., the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as representatives of the several initial purchasers, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 15, 2012, and incorporated herein by reference.

10.21
Amendment to Agreement, dated as of September 11, 2012, between the Company and George Marcus, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

10.22
Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., as amended, dated December 4, 2012, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2012, and incorporated herein by reference.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

14.1	Code of Business Conduct and Ethics, attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

21.1	List of Subsidiaries of Essex Property Trust, Inc.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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