Form 10-Q
period 2013-03-31
ESSEX PROPERTY TRUST INC
filed 2013-05-06
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  37,998,106 shares of Common Stock as of May 2, 2013.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.  Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
Assets	2013	2012
Real estate:
Rental properties:
Land and land improvements	$1,054,229	$1,003,171
Buildings and improvements	4,167,500	4,030,501
	5,221,729	5,033,672
Less accumulated depreciation	(1,127,030)	(1,081,517)
	4,094,699	3,952,155
Real estate under development	65,568	66,851
Co-investments	579,654	571,345
	4,739,921	4,590,351
Cash and cash equivalents-unrestricted	30,844	18,606
Cash and cash equivalents-restricted	24,790	23,520
Marketable securities	80,432	92,713
Notes and other receivables	11,359	66,163
Prepaid expenses and other assets	28,329	35,003
Deferred charges, net	20,784	20,867
Total assets	$4,936,459	$4,847,223

Liabilities and Equity
Mortgage notes payable	$1,559,079	$1,565,599
Unsecured debt	1,112,159	1,112,084
Lines of credit	102,300	141,000
Accounts payable and accrued liabilities	86,461	64,858
Construction payable	8,768	5,392
Dividends payable	50,396	45,052
Derivative liabilities	6,107	6,606
Other liabilities	22,625	22,167

Total liabilities	2,947,895	2,962,758
Commitments and contingencies
Cumulative convertible Series G preferred stock	4,349	4,349
Equity:
Cumulative redeemable Series H preferred stock at liquidation value	73,750	73,750
Common stock, $.0001 par value, 656,020,000 shares authorized 37,276,204 and 36,442,994 shares issued and outstanding	3	3
Additional paid-in capital	2,329,383	2,204,778
Distributions in excess of accumulated earnings	(464,391)	(444,466)
Accumulated other comprehensive loss, net	(68,280)	(69,261)
Total stockholders' equity	1,870,465	1,764,804
Noncontrolling interest	113,750	115,312
Total equity	1,984,215	1,880,116
Total liabilities and equity	$4,936,459	$4,847,223

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental and other property	$146,394	$125,474
Management and other fees	2,948	2,444
	149,342	127,918
Expenses:
Property operating, excluding real estate taxes	32,608	28,751
Real estate taxes	14,156	11,413
Depreciation	47,144	40,734
General and administrative	6,626	5,400
Cost of management and other fees	1,701	1,640
	102,235	87,938

Earnings from operations	47,107	39,980

Interest expense before amortization	(25,211)	(24,658)
Amortization expense	(2,930)	(2,871)
Interest and other income	5,023	2,413
Equity income in co-investments	4,211	2,340
Gain on sale of land	1,503	-
Income from continuing operations	29,703	17,204
Income from discontinued operations	-	10,037
Net income	29,703	27,241
Net income attributable to noncontrolling interest	(3,132)	(3,151)
Net income attributable to controlling interest	26,571	24,090
Dividends to preferred stockholders	(1,368)	(1,368)
Net income available to common stockholders	$25,203	$22,722

Comprehensive income	$30,739	$29,592
Comprehensive income attributable to noncontrolling interest	(3,187)	(3,296)
Comprehensive income attributable to controlling interest	$27,552	$26,296

Per common share data:
Basic:
Income from continuing operations	$0.68	$0.39
Income from discontinued operations	-	0.28
Net income available to common stockholders	$0.68	$0.67
Weighted average number of common shares outstanding during the period	37,003,925	34,027,890

Diluted:
Income from continuing operations	$0.68	$0.39
Income from discontinued operations	-	0.28
Net income available to common stockholders	$0.68	$0.67
Weighted average number of common shares outstanding during the period	37,092,062	34,151,475

Dividend per common share	$1.21	$1.10

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the three months ended March 31, 2013
(Unaudited)
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series H				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2012	2,950	$73,750	36,443	$3	$2,204,778	$(444,466)	$(69,261)	$115,312	$1,880,116
Net income	-	-	-	-	-	26,571	-	3,132	29,703
Reversal of unrealized gains upon the sale of marketable securites	-	-	-	-	-	-	(1,673)	(94)	(1,767)
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	2,524	141	2,665
Change in fair value of marketable securities	-	-	-	-	-	-	130	8	138
Issuance of common stock under:
Stock option and restricted stock plans	-	-	16	-	1,956	-	-	-	1,956
Sale of common stock	-	-	817	-	122,905	-	-	-	122,905
Equity based compensation costs	-	-	-	-	(256)	-	-	575	319
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(3,995)	(3,995)
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	(1,329)	(1,329)
Common and preferred stock dividends	-	-	-	-	-	(46,496)	-	-	(46,496)
Balances at March 31, 2013	2,950	$73,750	37,276	$3	$2,329,383	$(464,391)	$(68,280)	$113,750	$1,984,215

See accompanying notes to the unaudited condensed consolidated financial statements.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$29,703	$27,241
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(1,767)	-
Co-investments	(391)	862
Amortization expense	2,930	2,871
Amortization of discount on notes receivables	(844)	(466)
Amortization of discount on marketable securities	(1,377)	(1,256)
Gain on the sales of real estate.	(1,503)	(10,870)
Depreciation	47,144	40,828
Equity-based compensation	1,132	986
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,764	(2,563)
Accounts payable and accrued liabilities	8,443	14,610
Other liabilities	458	(83)
Net cash provided by operating activities	85,692	72,160
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(175,950)	(38,900)
Improvements to recent acquisitions	(2,601)	(2,296)
Redevelopment.	(6,573)	(8,008)
Revenue generating capital expenditures	(304)	(611)
Lessor required capital expenditures	(768)	-
Non-revenue generating capital expenditures	(4,019)	(1,200)
Acquisitions of and additions to real estate under development	(3,332)	(6,789)
Dispositions of real estate	9,051	16,816
Changes in restricted cash and deposits	19,980	517
Purchases of marketable securities	(6,541)	(5,438)
Sales and maturities of marketable securities	20,335	1,348
Collections of notes and other receivables	52,473	7,164
Contributions to co-investments	(45,518)	(12,945)
Distributions from co-investments	38,030	6,291
Net cash used in investing activities	(105,737)	(44,051)
Cash flows from financing activities:
Borrowings under debt agreements	235,282	159,394
Repayment of debt	(279,854)	(177,984)
Additions to deferred charges	(716)	(293)
Equity related issuance cost	(225)	(150)
Net proceeds from stock options exercised	1,367	933
Net proceeds from issuance of common stock	122,905	31,590
Distributions to noncontrolling interest	(3,995)	(3,850)
Redemption of noncontrolling interest	(1,329)	(435)
Common and preferred stock dividends paid	(41,152)	(36,459)
Net cash provided by (used in) financing activities	32,283	(27,254)
Net increase in cash and cash equivalents	12,238	855
Cash and cash equivalents at beginning of year	18,606	12,889
Cash and cash equivalents at end of period	$30,844	$13,744

(Continued)

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3.7 million, and $1.6 million capitalized in 2013 and 2012, respectively	$23,863	$22,603
Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$67	$242
Contribution of note receivable to co-investment	$-	$12,325
Change in accrual of dividends	$5,344	$2,484
Change in fair value of derivative liabilities	$570	$396
Change in fair value of marketable securities	$1,629	$379
Change in construction payable	$3,376	$3,168

See accompanying notes to the unaudited condensed consolidated financial statements

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)
(1)  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. (the “Operating Partnership,” which holds the operating assets of the Company) , prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 include the accounts of the Company and the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 94.5% general partnership interest as of March 31, 2013.  Total Operating Partnership units outstanding were 2,154,510 and 2,122,381 as of March 31, 2013 and December 31, 2012, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $324.4 million and $311.2 million, as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Company owned or had ownership interests in 166 apartment communities, aggregating 34,343 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), five commercial buildings and eight active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

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

As of March 31, 2013 and December 31, 2012, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of March 31, 2013 and December 31, 2012, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

As of March 31, 2012 and December 31, 2012 marketable securities consist of the following ($ in thousands):

	March 31, 2013
	Cost/	Gross
	Amortized	Unrealized
	Cost	Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$5,119	$96	$5,215
Investment funds - US treasuries	15,365	721	16,086
Common stock	5,642	85	5,727
Held to maturity:
Mortgage backed securities	53,404	-	53,404
Total	$79,530	$902	$80,432

	December 31, 2012
	Cost/	Gross
	Amortized	Unrealized
	Cost	Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$5,143	$98	$5,241
Investment funds - US treasuries	14,120	729	14,849
Common stock	18,917	1,704	20,621
Held to maturity:
Mortgage backed securities	52,002	-	52,002
Total	$90,182	$2,531	$92,713

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three months ended March 31, 2013, the proceeds from sales of available for sale securities totaled $20.3 million which resulted in a realized gain of $1.8 million.  For the three months ended March 31, 2012, there were no sales of available for sale securities.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,033,474 and 1,039,431 as of March 31, 2013 and December 31, 2012, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $155.6 million and $152.4 million, as of March 31, 2013 and December 31, 2012, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $202.4 million and $181.1 million, respectively, as of March 31, 2013 and $201.1 million and $178.6 million, respectively, as of December 31, 2012.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash payments made to those interest holders.  The remaining results of operations are allocated to the Company.  As of March 31, 2013 and December 31, 2012, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

Equity Based Compensation

The Company accounts for equity based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13, “Equity Based Compensation Plans,” in the Company’s Form 10-K for the year ended December 31, 2012) are being amortized over the expected service periods.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

Stock-based compensation expense for options and restricted stock totaled $0.6 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.  The intrinsic value of the stock options exercised during the three months ended March 31, 2013 and 2012 totaled $0.9 million and $1.1 million, respectively.  As of March 31, 2013, the intrinsic value of the stock options outstanding totaled $14.6 million.  As of March 31, 2013, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $5.8 million.  The cost is expected to be recognized over a weighted-average period of 1 to 5 years for the stock option plans and is expected to be recognized straight-line over a period of 1 to 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z-1 Incentive Units of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z-1 Units totaled $0.5 million and $0.6 million for the three months ended March 31, 2013 and 2012.  Stock-based compensation for Z-1 units capitalized totaled $0.1 million for the three months ended March 31, 2013, and 2012, respectively.  As of March 31, 2013, the intrinsic value of the Z-1 Units subject to future vesting totaled $16.1 million.  As of March 31, 2013, total unrecognized compensation cost related to Z-1 Units subject to future vesting totaled $6.8 million.  The unamortized cost is expected to be recognized up to 14 years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

Management believes that the carrying amounts of its amounts outstanding under lines of credit, notes receivable and notes and other receivables approximate fair value as of March 31, 2013 and December 31, 2012, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $2.12 billion of fixed rate debt, including unsecured bonds, at March 31, 2013 is approximately $2.21 billion and the fair value of the Company’s $551.6 million of variable rate debt, excluding borrowings under the lines of credit, at March 31, 2013 is $632.7 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of March 31, 2013 due to the short-term maturity of these instruments.  The fair values of the Company’s investments in mortgage backed securities are approximately equal to the amortized cost carrying value of these securities.  Marketable securities and derivatives are carried at fair value as of March 31, 2013.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects totaled $1.6 million and $1.5 million during the three months ended March 31, 2013 and 2012, respectively, most of which relates to development projects.  These totals include capitalized salaries of $0.6 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

Changes in Accumulated Other Comprehensive Loss, Net by Component

		Unrealized
	Change in	gains/(losses) on
	fair value and amortization of	available for sale
	derivatives	securities	Total
Balance at December 31, 2012	$(71,658)	$2,397	$(69,261)
Other comprehensive income before reclassification	506	130	636
Amounts reclassified from accumulated other
comprehensive loss	2,018	(1,673)	345
Net other comprehensive income (loss)	2,524	(1,543)	981
Balance at March 31, 2013	$(69,134)	$854	$(68,280)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense before amortization on the condensed consolidated statement of operations and comprehensive income.  Realized gains and losses on available for sale securities are included in interest and other income on the condensed consolidated statement of operations and comprehensive income.

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

(2)  Significant Transactions During the First Quarter of 2013 and Subsequent Events

Acquisitions

In January 2013, the Company acquired Annaliese, a 56 unit community located in Seattle, Washington for $19.0 million.  The property was built in 2009 and is located in the South Lake Union submarket.

In February 2013, the Company purchased Fox Plaza, a 444 unit property located in San Francisco, California, for $135.0 million. Built in 1968, the property is a 29 story high rise tower with Fox Plaza apartments located on floors 14 through 29. The purchase price did not include floors 1 through 12 of commercial office space but did include an adjacent two-story building comprised of approximately 37,800 square feet of space leased to retail and office tenants and a two story underground parking garage comprised of 405 stalls.

Common Stock

During the first quarter, the Company sold 817,445 shares of common stock for $122.9 million, net of commissions, at an average per share price of $151.82.  Subsequent to quarter end, the Company has not sold any shares of common stock.

Unsecured Bond Offering

In April 2013, the Company issued $300 million aggregate principal amount of its 3.25% Senior Notes due on May 1, 2023 (the "Notes").  The net proceeds from the issuance of Notes were approximately $295.2 million, after deducting the underwriters' discounts and estimated offering expenses.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

Dispositions

In January, the Company sold the land parcel held for future development located in Palo Alto, California for $9.1 million, resulting in a gain of $1.5 million.

(3) Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	March 31,	December 31,
	2013	2012

Membership interest in Wesco I	$143,051	$143,874
Partnership interest in Fund II	27,121	53,601
Membership interest in a limited liability company that owns Expo	18,714	18,752
Membership interest in Wesco III	9,821	9,941
Total operating co-investments	198,707	226,168

Membership interests in limited liability companies that own and are developing Epic, Connolly Station, Mosso I. & II. , and Elkhorn	221,247	186,362
Membership interests in limited liability companies that own and are developing The Huxley and The Dylan	16,928	16,552
Total development co-investments	238,175	202,914

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a preferred return of 10.1%	92,550	91,843
Preferred interest in related party limited liability company that owns Sage at Cupertino with a preferred return of 9.5%	15,055	14,438
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 13%	13,232	13,175
Preferred interest in limited liability company that owns an apartment community in downtown Los Angeles with a preferred return 10%	13,068	13,068
Preferred interest in related limited liability company that owns an apartment development in Redwood City with a preferred return of 9.5%	8,867	-
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% repaid in March 2013	-	9,739
Total preferred interest investments	142,772	142,263

Total co-investments	$579,654	$571,345

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an apartment development in Redwood City, California.  The investment has a preferred return of 9.5% and matures in January 2016.

In March 2013, the Company received the redemption of $9.7 million of preferred equity related to two properties located in downtown Los Angeles.  The Company recorded $0.4 million in redemption penalties due to the early redemption of these preferred equity investments.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

The combined summarized balance sheet and statements of operations for co-investments are as follows (dollars in thousands).

	March 31,	December 31,
	2013	2012
Balance sheets:
Rental properties and real estate under development	$1,709,065	$1,745,147
Other assets	85,039	168,061

Total assets	$1,794,104	$1,913,208

Debt	$785,459	$820,895
Other liabilities	54,877	91,922
Equity	953,768	1,000,391

Total liabilities and equity	$1,794,104	$1,913,208

Company's share of equity	$579,654	$571,345

	Three Months Ended
	March 31,
	2013	2012
Statements of operations:
Property revenues	$27,859	$34,323
Property operating expenses	(9,828)	(13,137)
Net property operating income	18,031	21,186

Interest expense	(6,778)	(8,545)
General and administrative	(1,514)	(796)
Depreciation and amortization	(11,019)	(13,896)

Net loss	$(1,280)	$(2,051)

Company's share of net income	$4,211	$2,340

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31,	December 31,
	2013	2012

Note receivable, secured, bearing interest at 8.0%, due November 2013	$971	$971
Note receivable, secured, bearing interest at 4.0%, due December 2014 (1)	3,212	3,212
Notes and other receivables from affiliates	4,085	28,896
Other receivables	3,091	3,785
Note receivable, secured, bearing interest at 8.8%, paid in full March 2013	-	10,800
Note receivable, secured, effective interest at 9.6%, paid in full March 2013	-	18,499
	$11,359	$66,163

(1)	The borrower funds an impound account for capital replacement.

During the quarter, the Company received the repayment of two notes receivables totaling $29.5 million.  One of the notes was repaid early, and as such the Company recorded $0.8 million of income related to a change in estimate on the discount to the note receivable.

In March 2013, Wesco III repaid the Company for a $26.0 million short-term bridge loan at LIBOR + 2.5% to assist with the purchase of Haver Hill.  Wesco III used the proceeds from a $27.3 million loan secured by Haver Hill at 3.1% for a term of seven years to repay the bridge loan.

(5) Related Party Transactions

Management and other fees from affiliates include management, development and redevelopment fees from co-investments of $2.8 million and $2.3 million during the three months ended March 31, 2013 and 2012, respectively.  All of these fees are net of intercompany amounts eliminated by the Company.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of The Marcus & Millichap Company (“TMMC”), which is a holding company for certain real estate brokerage services and other subsidiary companies.  As described in Note 3, the Company invested $8.6 million as a preferred equity interest investment in an entity affiliated with TMMC that owns an apartment development in Redwood City, California.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity.

As described in Note 4, The Company provided a $26.0 million short-term bridge loan to Wesco III to assist with the purchase of Haver Hill which was repaid during the quarter.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

(6) Unsecured Debt and Lines of Credit

Unsecured debt and lines of credit consist of the following as of March 31, 2013 and December 31, 2012 ($ in thousands):

			Weighted Average
	March 31,	December 31,	Maturity
	2013	2012	In Years

Bonds private placement - fixed rate	$465,000	$465,000	6.0
Term loan - variable rate	350,000	350,000	3.9
Bonds public offering - fixed rate	297,159	297,084	9.4
Unsecured debt	1,112,159	1,112,084
Lines of credit	102,300	141,000	2.7
Total unsecured debt and lines of credit	$1,214,459	$1,253,084

Weighted average interest rate on fixed rate unsecured bonds	4.2%	4.2%
Weighted average interest rate on variable rate term loan	2.6%	2.7%
Weighted average interest rate on line of credit	2.1%	2.3%

As described in Note 2, in April 2013, the Company issued $300 million aggregate principal amount of its 3.25% Senior Notes due on May 1, 2023.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended March 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Southern California	$65,830	$58,560
Northern California	50,770	41,622
Seattle Metro	26,328	22,309
Other real estate assets	3,466	2,983
Total property revenues	$146,394	$125,474

Net operating income:
Southern California	$44,434	$39,830
Northern California	35,283	28,942
Seattle Metro	17,373	14,831
Other real estate assets	2,540	1,707
Total net operating income	99,630	85,310

Management and other fees from affiliates	2,948	2,444
Depreciation	(47,144)	(40,734)
General and administrative	(6,626)	(5,400)
Cost of management and other fees	(1,701)	(1,640)
Interest expense before amortization	(25,211)	(24,658)
Amortization expense	(2,930)	(2,871)
Interest and other income	5,023	2,413
Equity income from co-investments	4,211	2,340
Gain on sale of land	1,503	-
Income from continuing operations	$29,703	$17,204

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Assets:
Southern California	$1,662,493	$1,675,265
Northern California	1,632,994	1,489,095
Seattle Metro	711,458	699,465
Other real estate assets	87,754	88,330
Net reportable operating segment - real estate assets	4,094,699	3,952,155
Real estate under development	65,568	66,851
Co-investments	579,654	571,345
Cash and cash equivalents, including restricted cash	55,634	42,126
Marketable securities	80,432	92,713
Notes and other receivables	11,359	66,163
Other non-segment assets	49,113	55,870
Total assets	$4,936,459	$4,847,223

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

(8)  Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:

Income from continuing operations available to common stockholders	$25,203	37,004	$0.68	$13,307	34,028	$0.39
Income from discontinued operations available to common stockholders	-	37,004	-	9,415	34,028	0.28
	25,203		$0.68	22,722		$0.67

Effect of Dilutive Securities (1)	-	88		54	124

Diluted:
Income from continuing operations available to common stockholders	25,203	37,092	$0.68	13,361	34,152	$0.39
Income from discontinued operations available to common stockholders	-	37,092	-	9,415	34,152	0.28
	$25,203		$0.68	$22,776		$0.67

(1)
Weighted average convertible limited partnership units of 2,079,447 and 2,245,166, which include vested Series Z-1 incentive units, for the three months ended March 31, 2013, and 2012, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  Income allocated to convertible limited partnership units, which includes vested Series Z-1 units, aggregating $1.5 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively, have been excluded from income available to common stock holders for the calculation of diluted income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 260,513 and 36,750 for the three months ended March 31, 2013 and 2012, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

All shares of Series G cumulative convertible preferred stock have been excluded in diluted earnings per share for the three months ended March 31, 2013, respectively, as the effect was anti-dilutive.

(9)  Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.6%.  These derivatives qualify for hedge accounting.

As of March 31, 2013 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $201.6 million of the Company’s tax exempt variable rate debt.

As of March 31, 2013 and December 31, 2012 the aggregate carrying value of the interest rate swap contracts was a liability of $6.1 million and $6.6 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of March 31, 2013 and December 31, 2012, respectively.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

(10)  Discontinued Operations

The Company classifies real estate as "held for sale" when the sale is considered to be probable.  The Company had no communities sold or held for sale for the quarter ended March 31, 2013.

During the first quarter of 2012, the Company sold Tierra Del Sol/Norte, a 156 unit community located in San Diego, California for $17.2 million for a gain of $7.0 million.  Also in the first quarter of 2012, the Company sold Alpine Country, a 108 unit community located in San Diego metropolitan area, for $11.1 million for a gain of $3.9 million.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above (dollars in thousands).

	Three Months Ended
	March 31,
	2013	2012

Rental revenues	$-	$608
Property operating expenses	-	(260)
Depreciation and amortization	-	(94)
Income from real estate sold	-	254
Gain on sale	-	10,870
Internal dispositon costs and taxes	-	(1,087)

Income from discontinued operations	$-	$10,037

(11)  Commitments and Contingencies

As of March 31, 2013, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080.  Ground lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under ground leases and operating leases, are approximately $1.7 million per year for the next five years.

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

Except with respect to three communities, the Company has no indemnification agreements from third parties for potential environmental clean-up costs at its communities.  The Company has no way of determining at this time the magnitude of any potential liability to which it may be the subject, arising out of unknown environmental conditions or violations with respect to the communities formerly owned by the Company.  No assurance can be given that existing environmental studies with respect to any of the communities will reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the communities.  The Company has limited insurance coverage for the types of environmental liabilities described above.

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

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

There have been a number of lawsuits in recent years against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of March 31, 2013, potential liabilities for mold and other environmental liabilities are not considered probable or the loss cannot be quantified or estimated.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  Under comprehensive liability claims, the Company has insurance to cover claims in excess of $100,000 per incident.  Under property casualty claims, the Company reinsures the primary carrier for losses up to $5.0 million deductible per incident.  There are, however, certain types of extraordinary losses, such as, for example, losses from earthquake, for which the Company does not have insurance. Substantially all of the communities are located in areas that are subject to earthquakes.

The Company provided a loan and construction completion guarantee to the lender in order to fulfill the lender’s standard financing requirements related to the construction of the Expo community.  The outstanding balance for the construction loan is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The construction completion guarantee is for the life of the loan, which is scheduled to mature on July 1, 2014, with two, one-year extension options at the Expo joint venture’s option.  As of March 31, 2013, the Company was in compliance with all terms of the construction loan and the construction of the community is expected to be completed on time and within budget.  The maximum exposure of the guarantee as of March 31, 2013 was $70.0 million based on the construction costs that were budgeted to be incurred to complete the construction.

The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of The Huxley (formerly Fountain at La Brea) and The Dylan (formerly Santa Monica at La Brea) communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for The Huxley and The Dylan.  The outstanding balance for the loans is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related to the total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of March 31, 2013 was $68.0 million based on the aggregate outstanding debt amount.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2012 Annual Report on  Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, the Company had ownership interests in 166 apartment communities, comprising 34,343 apartment units, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in five commercial buildings with approximately 315,900 square feet.  The Company’s apartment communities are located in the following major West Coast regions:

Index

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2013, the Company’s development pipeline was comprised of two consolidated projects under development, six unconsolidated joint venture projects under development, two consolidated predevelopment projects, and one unconsolidated joint venture predevelopment projects, all aggregating 2,669 units, with total incurred costs of $528.7 million, and estimated remaining project costs of approximately $397.4 million for total estimated project costs of $926.1 million.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2013		As of March 31, 2012
	Apartment Units	%	Apartment Units	%
Southern California	13,656	46%	12,941	47%
Northern California	9,431	32%	8,206	30%
Seattle Metro	6,720	22%	6,168	23%
Total	29,807	100%	27,315	100%

Co-investments, including Essex Apartment Value Fund II, L.P. ("Fund II"), and Wesco I, LLC ("Wesco I")  and Wesco III, LLC ("Wesco III")  communities, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended March 31, 2013 and 2012) decreased  30 basis points to 96.6% as of March 31, 2013 from 96.9% as of March 31, 2012.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

Index

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended
	March 31,
	2013	2012
Southern California	96.6%	96.7%
Northern California	96.8%	97.3%
Seattle Metro	96.6%	96.8%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	March 31,		Dollar	Percentage
	Properties	2013	2012	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	61	$60,989	$58,560	$2,429	4.1%
Northern California	35	44,537	41,336	3,201	7.7
Seattle Metro	30	23,045	21,566	1,479	6.9
Total Quarterly Same-Property revenues	126	128,571	121,462	7,109	5.9
Quarterly Non-Same Property Revenues (1)		17,823	4,012	13,811	344.2
Total property revenues		$146,394	$125,474	$20,920	16.7%

(1)	Includes twelve communities acquired after January 1, 2012, one redevelopment community and one commercial building.

Quarterly Same-Property Revenues increased by $7.1 million or 5.9% to $128.6 million in the first quarter of 2013 from $121.5 million in the first quarter of 2012.  The increase was primarily attributable to an increase in scheduled rents of $7.2 million as reflected in an increase of 6.7% in average rental rates from $1,425 per unit in the first quarter of 2012 to $1,520 per unit in the first quarter of 2013.  Scheduled rents increased by 4.0%, 8.3%, and 7.8% in Southern California, Northern California, and Seattle Metro, respectively.  Quarterly Same-Property financial occupancy decreased 30 basis points from the first quarter of 2012 which offset the increase in Quarterly Same-Property Revenues by $0.6 million.  On a sequential basis the Company experienced Quarterly Same-Property revenue growth from the fourth quarter of 2012 to the first quarter of 2013 of $1.3 million or 1.1%, resulting from sequential revenue growth in all three regions mainly driven by a 0.8% increase in scheduled rents and  a 50 basis point increase in occupancy compared to the fourth quarter of 2012.

Quarterly Non-Same Property Revenues increased by $13.8 million or 344% to $17.8 million in the first quarter of 2013 from $4.0 million in the first quarter of 2012.  The increase was primarily due to revenue generated from twelve communities acquired or consolidated since January 1, 2012 (Reed Square, Essex Skyline at MacArthur Place, Park Catalina, The Huntington, Montebello, Park West, Domaine, Ascent, Willow Lake, Bennett Lofts, Annaliese and Fox Plaza ).

Management and Other Fees increased by $0.5 million in the first quarter of 2013 as compared to the first quarter of 2012.  The increase is primarily due to the asset and property management fees earned from Wesco I and III co-investments formed during 2012, and development fees earned from the joint ventures to develop Epic, Expo, Connolly Station, Elkhorn, Mosso I. and II., The Huxley, The Dylan, and The Village.  The increase in management fees was offset by a reduction of $0.4 million in asset and property management fees from the sale of seven Fund II communities in 2012.  The remaining seven communities owned by Fund II are expected to be sold by the end of the third quarter of 2013.

Property operating expenses, excluding real estate taxes increased $3.9 million or 13.4% to $32.6 million in the first quarter of 2013 from $28.8 million in the first quarter of 2012, primarily due to the acquisition of twelve communities. Quarterly Same-Property operating expenses excluding real estate taxes, increased by $1.3 million or 4.7% for the first quarter of 2013 compared to the first quarter of 2012, due to a $0.6 million increase in repairs and maintenance expense, and a $0.5 million increase in salaries and administration costs.

Index

Real Estate taxes increased by $2.7 million or 24.0% for the first quarter of 2013 compared to the first quarter of 2012, due primarily to the acquisition of twelve communities.  Quarterly Same-Property real estate taxes increased by $0.8 million or 7.0% for first quarter of 2013 compared to the first quarter of 2012 due to $0.5 million or a 25% increase in property taxes for the Seattle Metro due to higher assessed values for 2013, and an increase of 2% in property taxes for the majority of the properties located in California.

Depreciation expense increased by $6.4 million or 15.7% for the first quarter of 2013 compared to the first quarter of 2012, due to the acquisition of twelve communities.  Also, the increase is due to the capitalization of approximately $14.1 million in additions to rental properties through the first quarter of 2013, including $6.6 million spent on redevelopment,  and the capitalization of approximately $97.9 million in additions to rental properties in 2012, including $40.2 million spent on redevelopment, $13.7 million spent on improvement to recent acquisitions, and $7.7 million spent on revenue generating capital expenditures

General and administrative expense increased $1.2 million or 22.7% for first quarter of 2013 compared to the first quarter of 2012 primarily due to an increase of acquisitions cost of $0.2 million compared to the first quarter of 2012, annual compensation adjustments for merit, investments in technology, and the cost of hiring additional staff.

Interest and other income increased by $2.6 million for the first quarter of 2013 compared to 2012 primarily due to a gain of $1.8 million from the sale of marketable securities, and $0.8 million earned from the change in estimate for the discount  related to the Reserve Lofts notes receivable that was repaid during the first quarter of 2013.

Equity income in co-investments increased $1.9 million in the first quarter of 2013 to $4.2 million compared to $2.4 million in the first quarter of 2012 primarily due to two new preferred equity investments made in third quarter of 2012 and the first quarter of 2013 totaling $0.6 million in equity income, $0.4 million earned from the redemption of two preferred equity investments in the first quarter of 2013, and income earned from four communities acquired by the Wesco joint ventures in the second half of 2012.  The increases in equity income in the first quarter of 2013 were offset by the sale of seven communities owned by Fund II in the second half of 2012, and the acquisition of the Essex Skyline community in the second quarter of 2012 which was accounted for on the equity method for the first quarter for 2012.

Income from discontinued operations for the first quarter of 2013 was $0 as compared to income of $10.0 million in the first quarter of 2012 that included a gain of $9.8 million from the sale of Tierra del Sol/Norte and Alpine Country, net of internal disposition costs.

Liquidity and Capital

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

As of March 31, 2013, the Company had $30.8 million of unrestricted cash and cash equivalents and $80.4 million in marketable securities, of which $27.0 million were held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two lines of unsecured credit aggregating $625.0 million.  As of March 31, 2013 there was a $102.3 million outstanding balance on the $600 million unsecured line.  The underlying interest rate on the $600 million line is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR + 1.075% as of March 31, 2013.  This facility matures in December 2015 with two one-year extensions, exercisable by the Company.  The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2014, with a one year extension option.  As of March 31, 2013 there was no balance outstanding on this unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 1.075%.

On March 29, 2013, the Company entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc., which superseded the equity distribution agreements entered into in March 2012 with Cantor Fitzgerald & Co, KeyBanc Capital Markets Inc., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc.  During the first quarter of 2013, the Company sold 817,445 shares of common stock for $122.9 million, net of commissions, at an average per share price of $151.82.   Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to potentially acquire, develop, or redevelop properties, which primarily will be apartment communities, to make other investments and for working capital or general corporate purposes, which may include the repayment of indebtedness.  As of May 2, 2013, the Company may sell an additional 5,000,000 shares under the current equity distribution program.

Index

During March 2013, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

During April 2013, the Company issued $300 million of senior unsecured bonds due May 1, 2023 with a coupon rate of 3.25% per annum.  The interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013 until the maturity date of May 1, 2023.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s $600 million unsecured line of credit facility and for other general corporate and working capital purposes.

As of March 31, 2013, the Company’s mortgage notes payable totaled $1.6 billion which consisted of $1.4 billion in fixed rate debt with interest rates varying from 4.3% to 6.4% and maturity dates ranging from 2013 to 2021 and $201.6 million of variable rate debt with a weighted average interest rate of 1.6% ($201.6 million of the variable debt is tax-exempt variable rate demand notes).  The tax-exempt variable rate demand notes have maturity dates ranging from 2013 to 2039, and $187.4 million are subject to interest rate caps.

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

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.6%.  These derivatives qualify for hedge accounting.

As of March 31, 2013 the Company also had twelve interest rate cap contracts totaling a notional amount of $187.8 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $201.6 million of the Company’s tax exempt variable rate debt.

As of March 31, 2013 and December 31, 2012 the aggregate carrying value of the interest rate swap contracts was a liability of $6.1 million and $6.6 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of March 31, 2013 and December 31, 2012, respectively.

Index

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of March 31, 2013, the Company had two consolidated development projects, and six unconsolidated joint venture development projects aggregating 2,220 units for an estimated cost of $861.8 million, of which $397.4 million remains to be expended.

The Company had two predevelopment projects and one unconsolidated joint venture predevelopment projects aggregating 449 units with an aggregate carrying value of $64.3 million as of March 31, 2013.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2012, owned seven apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.  Seven communities were sold during 2012 from Fund II, and the Company has begun the sale of the remaining seven communities within the Essex Apartment.  The Company has exercised its one-year extension which provides for the option to extend Fund II to September 2014.

Wesco I is a 50/50 programmatic joint venture with an institutional partner formed in 2011 for a total equity commitment of $300.0 million.  Each partner’s equity commitment is $150.0 million.  Wesco I will utilize debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $150.0 million to Wesco I, and as of March 31, 2013, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of $661.2 million.

Wesco III is a 50/50 programmatic joint venture with an institutional partner formed in 2012 for a total equity commitment of $120.0 million. Each partner’s commitment is $60.0 million. Wesco III will utilize debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $10.0 million to Wesco III, and provided a $26.0 million short term bridge loan to Wesco III at a rate of LIBOR + 2.5% in the fourth quarter of 2012 that was repaid by Wesco III in the first quarter of 2013.  Wesco III owned one apartment community with 264 units for a purchase price of $45.6 million.

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

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Index

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and predevelopment projects, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during the next twelve months, expectations as to the sources for funding the Company’s development and redevelopment pipeline, the timing and proceeds of the sale of the Fund II properties and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that mold lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors referred to in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does it intend to present, a complete picture of the Company's financial condition and operating performance.  The Company believes that net earnings computed under GAAP remain the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings.  The Company considers FFO and FFO excluding non-recurring items and acquisition costs (referred to as “Core FFO”) to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and ability to pay dividends.  Further, the Company believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

The following table sets forth the Company’s calculation of FFO and Core FFO for the three months ended March 31, 2013 and 2012 (in thousands except for per share data):

	Three Months Ended
	March 31,
	2013	2012

Net income available to common stockholders	$25,203	$22,722
Adjustments:
Depreciation and amortization	47,144	40,827
Gains not included in FFO, net of internal disposition costs	-	(9,783)
Depreciation add back from unconsolidated co-investments, and add back convertible preferred dividend - Series G	3,842	4,384
Noncontrolling interests related to Operating Partnership units	1,501	1,590
Depreciation attributable to noncontrolling interest	(327)	(289)
Funds from operations	$77,363	$59,451
Funds from operations per share - diluted	$1.97	$1.63

Non-core items:
Acquisition costs	387	186
Gain on sales of marketable securities and note prepayment	(2,611)	-
Gain on sale of land	(1,503)	-
Income from early redemption of preferred equity investments	(423)	-
Core FFO	$73,213	$59,637
Core FFO per share-diluted	$1.87	$1.64
Weighted average number shares outstanding diluted (1)	39,205,611	36,396,641

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

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

	Three months ended March 31,
	2013	2012
Earnings from operations	$47,107	$39,980
Adjustments:
General and administrative	6,626	5,400
Cost of management and other fees	1,701	1,640
Depreciation	47,144	40,734
Management and other fees from affiliates	(2,948)	(2,444)
Net operating income	99,630	85,310
Less: Non same-property net operating income	(11,623)	(2,360)
Same-property net operating income	$88,007	$82,950

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of March 31, 2013, the Company has entered into ten interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the variable rate five-year unsecured term debt.  As of March 31, 2013, the Company also had $201.6 million of variable rate indebtedness, of which $187.4 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of March 31, 2013.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of March 31, 2013.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2013.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2016-2017	$(6,107)	$(311)	$(10,760)
Interest rate caps	187,788	2013-2018	-	63	-
Total cash flow hedges	$487,788	2013-2018	$(6,107)	$(248)	$(10,760)

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

For the Years Ended	2013		2014	2015	2016		2017		Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$37,811		47,717	68,555	162,589		224,646		1,578,329		$2,119,647	$2,211,356
Average interest rate	5.6%		5.2%	5.2%	4.5%		5.5%		5.4%		5.3%
Variable rate debt	$19,420	(1)	-	102,300	200,000	(2)	150,000	(2)	182,171	(2)	$653,891	$632,704
Average interest rate	1.2%		0.0%	2.1%	2.6%		2.6%		1.6%		2.2%

 (1) $187.4 million subject to interest rate caps.
(2) $300.0 million subject to interest rate swap agreements.

The table incorporates only those exposures that exist as of March 31, 2013; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of March 31, 2013, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Company’s communities.  Insured risks for comprehensive liability covers claims in excess of $100,000 per incident, and property insurance covers losses in excess of a $5.0 million deductible per incident.  There are, however, certain types of extraordinary losses, such as, for example, losses for earthquake, for which the Company does not have insurance. Substantially all of the Company’s properties are located in areas that are subject to earthquakes.

Index

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A: Risk Factors

There were no material changes to the Risk Factors disclosed in Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC and available at www.sec.gov.

Item 6: Exhibits

A.	Exhibits

4.1
Indenture, dated April 15, 2013, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.25% Senior   Notes due 2023 and the guarantee thereof, attached as Exhibit 4.1 to the Form 8-K, filed on April 15, 2013 and incorporated herein by reference.

10.1
Essex Property Trust, Inc. Executive Severance Plan (as Amended and Restated effective March 12, 2013), attached as Exhibit 10.1 to the Form 8-K, filed on March 18, 2013, and incorporated herein by reference.*

10.2
Form of Equity Distribution Agreement between Essex Property Trust, Inc. and various entities, dated March 29, 2013, attached as Exhibit 10.1 to the Form 8-K, filed on April 2, 2013, and incorporated herein by reference.

10.3	Second Amendment to Amended and Restated Revolving Credit Agreement, dated August 30, 2012.

10.4	Third Amendment to Amended and Restated Revolving Credit Agreement, dated January 22, 2013.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: May 3, 2013

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)