Form 10-Q
period 2013-06-30
ESSEX PROPERTY TRUST INC
filed 2013-08-05
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  38,032,560 shares of Common Stock as of August 1, 2013.

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

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
Assets	2013	2012
Real estate:
Rental properties:
Land and land improvements	$1,054,178	$1,003,171
Buildings and improvements	4,194,092	4,030,501
	5,248,270	5,033,672
Less accumulated depreciation	(1,173,333)	(1,081,517)
	4,074,937	3,952,155
Real estate under development	70,242	66,851
Co-investments	618,259	571,345
	4,763,438	4,590,351
Cash and cash equivalents-unrestricted	20,217	18,606
Cash and cash equivalents-restricted	25,167	23,520
Marketable securities	88,734	92,713
Notes and other receivables	110,544	66,163
Prepaid expenses and other assets	27,890	35,003
Deferred charges, net	23,008	20,867
Total assets	$5,058,998	$4,847,223

Liabilities and Equity
Mortgage notes payable	$1,511,502	$1,565,599
Unsecured debt	1,409,744	1,112,084
Lines of credit	4,370	141,000
Accounts payable and accrued liabilities	76,410	64,858
Construction payable	7,731	5,392
Dividends payable	50,488	45,052
Derivative liabilities	1,928	6,606
Other liabilities	22,432	22,167

Total liabilities	3,084,605	2,962,758
Commitments and contingencies
Cumulative convertible Series G preferred stock	4,349	4,349
Equity:
Cumulative redeemable Series H preferred stock at liquidation value	73,750	73,750
Common stock, $.0001 par value, 656,020,000 shares authorized 37,317,622 and 36,442,994 shares issued and outstanding	3	3
Additional paid-in capital	2,331,830	2,204,778
Distributions in excess of accumulated earnings	(484,615)	(444,466)
Accumulated other comprehensive loss, net	(62,813)	(69,261)
Total stockholders' equity	1,858,155	1,764,804
Noncontrolling interest	111,889	115,312
Total equity	1,970,044	1,880,116
Total liabilities and equity	$5,058,998	$4,847,223

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental and other property	$150,170	$129,765	$296,565	$255,238
Management and other fees	3,234	2,796	6,182	5,240
	153,404	132,561	302,747	260,478
Expenses:
Property operating, excluding real estate taxes	34,489	30,718	67,097	59,470
Real estate taxes	14,248	11,699	28,404	23,112
Depreciation	48,031	41,801	95,175	82,535
General and administrative	6,224	5,764	12,850	11,164
Cost of management and other fees	1,733	1,611	3,434	3,251
	104,725	91,593	206,960	179,532

Earnings from operations	48,679	40,968	95,787	80,946

Interest expense before amortization	(26,325)	(24,659)	(51,536)	(49,316)
Amortization expense	(3,002)	(2,882)	(5,932)	(5,754)
Interest and other income	1,917	5,455	6,939	7,868
Equity income in co-investments	7,282	3,111	11,493	5,451
Gain (loss) on early retirement of debt	1,024	(1,450)	1,024	(1,450)
Gain on sale of land	-	-	1,503	-
Gain on remeasurement of co-investment	-	21,947	-	21,947
Income from continuing operations	29,575	42,490	59,278	59,692
Income from discontinued operations	-	-	-	10,037
Net income	29,575	42,490	59,278	69,729
Net income attributable to noncontrolling interest	(3,261)	(4,044)	(6,393)	(7,193)
Net income attributable to controlling interest	26,314	38,446	52,885	62,536
Dividends to preferred stockholders	(1,368)	(1,368)	(2,736)	(2,736)
Net income available to common stockholders	$24,946	$37,078	$50,149	$59,800

Comprehensive income	$35,355	$39,983	$66,094	$69,575
Comprehensive income attributable to noncontrolling interest	(3,574)	(3,887)	(6,761)	(7,183)
Comprehensive income attributable to controlling interest	$31,781	$36,096	$59,333	$62,392

Per common share data:
Basic:
Income from continuing operations	$0.67	$1.07	$1.35	$1.47
Income from discontinued operations	-	-	-	0.27
Net income available to common stockholders	$0.67	$1.07	$1.35	$1.74
Weighted average number of common shares outstanding during the period	37,292,720	34,570,772	37,149,120	34,299,331

Diluted:
Income from continuing operations	$0.67	$1.07	$1.35	$1.47
Income from discontinued operations	-	-	-	0.27
Net income available to common stockholders	$0.67	$1.07	$1.35	$1.74
Weighted average number of common shares outstanding during the period	37,390,987	34,708,240	37,241,968	34,430,571

Dividend per common share	$1.21	$1.10	$2.42	$2.20

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the six months ended June 30, 2013
(Unaudited)
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series H				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2012	2,950	$73,750	36,443	$3	$2,204,778	$(444,466)	$(69,261)	$115,312	$1,880,116
Net income	-	-	-	-	-	52,885	-	6,393	59,278
Reversal of unrealized gains upon the sale of marketable securites	-	-	-	-	-	-	(1,673)	(94)	(1,767)
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	8,551	486	9,037
Change in fair value of marketable securities	-	-	-	-	-	-	(430)	(24)	(454)
Issuance of common stock under:
Stock option and restricted stock plans	-	-	58	-	5,308	-	-	-	5,308
Sale of common stock	-	-	817	-	122,905	-	-	-	122,905
Equity based compensation costs	-	-	-	-	(615)	-	-	1,098	483
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(9,811)	(9,811)
Redemptions of noncontrolling interest	-	-	-	-	(546)	-	-	(1,471)	(2,017)
Common and preferred stock dividends	-	-	-	-	-	(93,034)	-	-	(93,034)
Balances at June 30, 2013	2,950	$73,750	37,318	$3	$2,331,830	$(484,615)	$(62,813)	$111,889	$1,970,044

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$59,278	$69,729
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(1,767)	(521)
Gain on remeasurement of co-investment	-	(21,947)
Company's share of gain on the sales of co-investment	(2,366)	-
Gain on the sales of real estate	(1,503)	(10,870)
(Gain) loss on early retirement of debt	(1,024)	1,450
Co-investments	(280)	3,770
Amortization expense	5,932	5,754
Amortization of discount on notes receivables	(844)	(917)
Amortization of discount on marketable securities	(2,776)	(2,518)
Depreciation	95,175	82,629
Equity-based compensation	2,126	1,925
Changes in operating assets and liabilities:
Prepaid expenses and other assets	802	(4,420)
Accounts payable and accrued liabilities.	(2,433)	5,133
Other liabilities	266	195
Net cash provided by operating activities	150,586	129,392
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(175,950)	(80,502)
Improvements to recent acquisitions	(6,288)	(3,569)
Redevelopment	(17,616)	(17,223)
Revenue generating capital expenditures	(742)	(1,638)
Lessor required capital expenditures	(3,557)	-
Non-revenue generating capital expenditures	(12,349)	(7,040)
Acquisitions of and additions to real estate under development	(9,290)	(17,166)
Acquisition of membership interest in co-investment	-	(85,000)
Dispositions of real estate	9,051	27,800
Changes in restricted cash and deposits	18,290	(1,805)
Purchases of marketable securities	(14,002)	(34,363)
Sales and maturities of marketable securities	20,335	5,070
Purchases of and advances under notes and other receivables	(99,164)	(875)
Collections of notes and other receivables	53,438	7,449
Contributions to co-investments	(101,295)	(114,746)
Distributions from co-investments	57,458	7,430
Net cash used in investing activities	(281,681)	(316,178)
Cash flows from financing activities:
Borrowings under debt agreements	604,472	762,580
Repayment of debt	(495,072)	(671,153)
Additions to deferred charges	(3,838)	(2,622)
Equity related issuance cost	(525)	(274)
Net proceeds from stock options exercised	4,190	1,400
Net proceeds from issuance of common stock	122,905	170,944
Contributions from noncontrolling interest	-	2,400
Distributions to noncontrolling interest	(9,811)	(9,134)
Redemption of noncontrolling interest	(2,017)	(681)
Common and preferred stock dividends paid	(87,598)	(75,431)
Net cash provided by financing activities	132,706	178,029
Net increase in cash and cash equivalents	1,611	(8,757)
Cash and cash equivalents at beginning of year	18,606	12,889
Cash and cash equivalents at end of period	$20,217	$4,132

(Continued)

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $8.1 million, and $3.9 million capitalized in 2013 and 2012, respectively	$50,053	$47,575
Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$67	$4,294
Transfer from real estate under development to co-investments	$-	$148,053
Mortgage notes assumed in connection with purchases of real estate including the loan premiums recorded	$-	$30,298
Contribution of note receivable to co-investment	$-	$12,325
Change in accrual of dividends	$5,436	$4,097
Change in fair value of derivative liabilities	$4,820	$2,841
Purchase of marketable securities pending settlement	$-	$8,340
Change in fair value of marketable securities	$2,256	$845
Change in construction payable	$2,339	$2,930

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

(1)  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. (the “Operating Partnership,” which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 include the accounts of the Company and the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 94.6% general partnership interest as of June 30, 2013.  Total Operating Partnership units outstanding were 2,147,970 and 2,122,381 as of June 30, 2013 and December 31, 2012, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $341.4 million and $311.2 million, as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the Company owned or had ownership interests in 167 apartment communities, aggregating 34,514 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), five commercial buildings and nine active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

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

As of June 30, 2013 and December 31, 2012, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of June 30, 2013 and December 31, 2012, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  The estimated fair values of the mortgage backed securities (Level 2 securities) are approximately equal to the carrying values.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

As of June 30, 2013and December 31, 2012 marketable securities consist of the following ($ in thousands):

	June 30, 2013
	Cost/ Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$5,083	$62	$5,145
Investment funds - US treasuries	15,360	549	15,909
Common stock	13,104	(269)	12,835
Held to maturity:
Mortgage backed securities	54,845	-	54,845
Total	$88,392	$342	$88,734

	December 31, 2012
	Cost/ Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$5,143	$98	$5,241
Investment funds - US treasuries	14,120	729	14,849
Common stock	18,917	1,704	20,621
Held to maturity:
Mortgage backed securities	52,002	-	52,002
Total	$90,182	$2,531	$92,713

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three months ended June 30, 2013, there were no sales of available for sale securities.  For the three months ended June 30, 2012, the proceeds from sales of available for sale securities totaled $5.1 million which resulted in a realized gain of $0.5 million.  For the six months ended June  30, 2013, and 2012,  the proceeds from sales of available for sale securities totaled $20.3 million and $5.1 million, respectively, which resulted in gains of $1.8 million and $0.5 million, respectively.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,029,095 and 1,039,431 as of June 30, 2013 and December 31, 2012, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $163.5 million and $152.4 million, as of June 30, 2013 and December 31, 2012, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $203.0 million and $183.4 million, respectively, as of June 30, 2013 and $201.1 million and $178.6 million, respectively, as of December 31, 2012.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash payments made to those interest holders.  The remaining results of operations are allocated to the Company.  As of June 30, 2013 and December 31, 2012, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

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

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

Stock-based compensation expense for options and restricted stock totaled $0.5 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.  The intrinsic value of the stock options exercised during the three months ended June 30, 2013 and 2012 totaled $1.9 million and $0.7 million, respectively, and $2.8 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, the intrinsic value of the stock options outstanding totaled $17.7 million.  As of June 30, 2013, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $5.2 million.  The cost is expected to be recognized over a weighted-average period of 1 to 5 years for the stock option plans and is expected to be recognized straight-line over a period of 1 to 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z-1 Incentive Units of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z-1 Units totaled $0.5 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.  Stock-based compensation for Z-1 units capitalized totaled $0.1 million and $0.2 million for the three months ended June 30, 2013, and 2012, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2013, and 2012, respectively.  As of June 30, 2013, the intrinsic value of the Z-1 Units subject to future vesting totaled $17.0 million.  As of June 30, 2013, total unrecognized compensation cost related to Z-1 Units subject to future vesting totaled $6.3 million.  The unamortized cost is expected to be recognized up to 14 years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

Management believes that the carrying amounts of outstanding lines of credit, notes receivable and notes and other receivables approximate fair value as of June 30, 2013 and December 31, 2012, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $2.38 billion of fixed rate debt, including unsecured bonds, at June 30, 2013 is approximately $2.43 billion and the fair value of the Company’s $537.3 million of variable rate debt, excluding borrowings under the lines of credit, at June 30, 2013 is $517.6 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of June 30, 2013 due to the short-term maturity of these instruments.  The fair values of the Company’s investments in mortgage backed securities are approximately equal to the amortized cost carrying value of these securities.  Marketable securities and derivatives are carried at fair value as of June 30, 2013.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects totaled $1.7 million and $1.5 million during the three months ended June 30, 2013 and 2012, respectively, and  $3.3 million and $2.9 million during the six months ended June 30, 2013 and 2012, respectively,  most of which relates to development projects.  These totals include capitalized salaries of $0.6 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.  The Company expenses leasing commissions as incurred associated with the lease-up of a development community.

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
June 30, 2013 and 2012
(Unaudited)

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

	Change in fair value and amortization of derivatives	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2012	$(71,658)	$2,397	$(69,261)
Other comprehensive income (loss) before reclassification	4,528	(430)	4,098
Amounts reclassified from accumulated other comprehensive loss	4,023	(1,673)	2,350
Net other comprehensive income (loss)	8,551	(2,103)	6,448
Balance at June 30, 2013	$(63,107)	$294	$(62,813)

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

(2)  Significant Transactions During the Second Quarter of 2013 and Subsequent Events

Acquisitions

In May, the Wesco III, LLC (“Wesco III”) joint venture of which the Company has a 50% interest, acquired Regency at Mountain View located in Mountain View, California for $42.5 million.  Built in 1970, the property has 142 units and is located in close proximity to high tech jobs, retail and entertainment venues.

In late June, Wesco III purchased Gas Company Lofts located in Los Angeles, California for $71.0 million.  The property contains 251 apartment homes in three buildings which were built in 1924, 1940 and 1959, respectively, and the property went through a full adaptive reuse renovation in 2004 to convert space into loft-style apartments.

Dispositions

In May, the Essex Apartment Value Fund II L.P. (“Fund II”) joint venture of which the Company has a 28.2% ownership interest, sold Morning Run which has 222 apartment homes for gross proceeds of $26.4 million.  In connection with the sale, Fund II incurred a prepayment penalty on debt of which the Company’s pro rata share was $0.2 million.

Subsequent to quarter end, Fund II sold three additional properties for gross proceeds of $244.0 million.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

Secured Debt

During the quarter, the Company repaid two secured loans totaling $27.3 million and incurred $0.2 million loss on early retirement of debt.  In addition, the Company repaid $14.2 million of Mello Roos bonds related to one property which resulted in a $1.5 million gain on early retirement of debt.  As of June 30, 2013, the Company had $621 million in undrawn capacity on its unsecured credit facilities.

Structured Financing

In June, the Company received cash of $13.1 million from the redemption of a preferred equity investment related to one property located in Los Angeles.  The Company recorded $0.5 million of income from prepayment penalties due to the early termination of the agreement.

(3) Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	June 30,	December 31,
	2013	2012

Membership interest in Wesco I	$142,704	$143,874
Membership interest in Wesco III	37,917	9,941
Partnership interest in Fund II	23,945	53,601
Membership interest in a limited liability company that owns Expo	18,989	18,752
Total operating co-investments	223,555	226,168

Membership interests in limited liability companies that own and are developing Epic, Connolly Station, Mosso I & II and Elkhorn	229,095	186,362
Membership interests in limited liability companies that own and are developing The Huxley and The Dylan	17,381	16,552
Membership interest in a limited liability company that owns and is developing One South Market	16,908	-
Total development co-investments	263,384	202,914

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a preferred return of 10.1%	93,273	91,843
Preferred interest in related party limited liability company that owns Sage at Cupertino with a preferred return of 9.5%	15,493	14,438
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 13%	13,536	13,175
Preferred interest in related party limited liability company that owns an apartment development in Redwood City with a preferred return of 9.5%	9,018	-
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% and 10% repaid in 2013	-	22,807
Total preferred interest investments	131,320	142,263

Total co-investments	$618,259	$571,345

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an apartment development in Redwood City, California.  The investment has a preferred return of 9.5% and matures in January 2016.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

In March 2013, the Company received the redemption of $9.7 million of preferred equity related to two properties located in downtown Los Angeles.  The Company recorded $0.4 million in redemption penalties due to the early redemption of these preferred equity investments.

In June 2013, the Company received the redemption of $13.1 million of preferred equity related to a property located in downtown Los Angeles.  The Company recorded $0.5 million in redemption penalties due to the early redemption of these preferred equity investments.

The combined summarized balance sheet and statements of operations for co-investments are as follows (dollars in thousands).

	June 30,	December 31,
	2013	2012
Balance sheets:
Rental properties and real estate under development	$1,769,246	$1,745,147
Other assets	65,238	168,061

Total assets	$1,834,484	$1,913,208

Debt	$663,830	$820,895
Other liabilities	147,356	91,922
Equity	1,023,298	1,000,391

Total liabilities and equity	$1,834,484	$1,913,208

Company's share of equity	$618,259	$571,345

`	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Statements of operations:
Property revenues	$26,258	$28,233	$54,117	$62,556
Property operating expenses	(9,874)	(10,029)	(19,702)	(23,166)
Net property operating income	16,384	18,204	34,415	39,390

Interest expense	(6,094)	(7,792)	(12,872)	(16,337)
General and administrative	(1,539)	(920)	(3,053)	(1,716)
Depreciation and amortization	(9,577)	(8,876)	(20,596)	(22,772)

Net (loss) income	$(826)	$616	$(2,106)	$(1,435)

Company's share of net income	$7,282	$3,111	$11,493	$5,451

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012

Note receivable, secured, bearing interest at 4.0%, due December 2014 (1)	$3,212	$3,212
Notes and other receivables from affiliates (2)	103,869	28,896
Other receivables	3,463	3,785
Note receivable, secured, bearing interest at 8.0%, paid in full in May 2013	-	971
Note receivable, secured, bearing interest at 8.8%, paid in full March 2013	-	10,800
Note receivable, secured, effective interest at 9.6%, paid in full March 2013	-	18,499
	$110,544	$66,163

(1)	The borrower funds an impound account for capital replacement.
(2)	During the second quarter of 2013, the Company provided short-term bridge loans to Fund II and Wesco III of $42.4 million and $56.8 million, respectively, at rates of LIBOR + 1.75% and LIBOR + 2.50%, respectively.

During the six months ended June 30, 2013,  the Company received the repayment of three notes receivables totaling $30.5 million.  One of the notes was repaid early, and as such the Company recorded $0.8 million of income related to a change in estimate on the discount to the note receivable.

In March 2013, Wesco III repaid the Company for a $26.0 million short-term bridge loan to assist with the purchase of Haver Hill.  Wesco III used the proceeds from a $27.3 million loan secured by Haver Hill at 3.1% for a term of seven years to repay the bridge loan.

In July 2013, Fund II repaid the Company for $42.4 million in short-term loans.

(5) Related Party Transactions

Fees earned from affiliates include management, development and redevelopment fees from co-investments of $3.2 million and $2.6 million during the three months ended June 30, 2013 and 2012, respectively, and $6.0 million and $4.9 million during the six months ended June 30, 2013 and 2012, respectively .  All of these fees are net of intercompany amounts eliminated by the Company.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of The Marcus & Millichap Company (“TMMC”), which is a holding company for certain real estate brokerage services and other subsidiary companies.  Fund II paid a brokerage commission totaling $0.6 million to an affiliate of TMMC related to the sale of a property in July 2013.  No brokerage commissions were paid to TMMC by the Company during the three and six months ended June 30, 2013 and 2012, respectively.  As described in Note 3, the Company invested $8.6 million as a preferred equity interest investment in an entity affiliated with TMMC that owns an apartment development in Redwood City, California.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity.

As described in Note 4, the Company has provided short-term bridge loans to affiliates.  As of July 31, 2013, two loans have been repaid and two loans remain outstanding totaling $56.8 million.  The bridge loans to Wesco III are expected to be repaid by September 30, 2013.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

(6) Unsecured Debt and Lines of Credit

Unsecured debt and lines of credit consist of the following as of June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30,	December 31,	Weighted Average Maturity
	2013	2012	In Years

Bonds private placement - fixed rate	$465,000	$465,000	5.7
Term loan - variable rate	350,000	350,000	3.7
Bonds public offering - fixed rate	594,744	297,084	9.5
Unsecured debt	1,409,744	1,112,084
Lines of credit	4,370	141,000	0.6
Total unsecured debt and lines of credit	$1,414,114	$1,253,084

Weighted average interest rate on fixed rate unsecured bonds	4.0%	4.2%
Weighted average interest rate on variable rate term loan	2.6%	2.7%
Weighted average interest rate on line of credit	2.3%	2.3%

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

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Southern California	$66,232	$61,356	$132,061	$119,916
Northern California	53,089	42,570	103,859	84,192
Seattle Metro	27,081	22,668	53,408	44,977
Other real estate assets	3,768	3,171	7,237	6,153
Total property revenues	$150,170	$129,765	$296,565	$255,238

Net operating income:
Southern California	$44,464	$41,106	$88,897	$80,937
Northern California	36,462	29,226	71,746	58,168
Seattle Metro	17,792	14,841	35,164	29,673
Other real estate assets	2,715	2,175	5,257	3,878
Total net operating income	101,433	87,348	201,064	172,656

Management and other fees	3,234	2,796	6,182	5,240
Depreciation	(48,031)	(41,801)	(95,175)	(82,535)
General and administrative	(6,224)	(5,764)	(12,850)	(11,164)
Cost of management and other fees	(1,733)	(1,611)	(3,434)	(3,251)
Interest expense before amortization	(26,325)	(24,659)	(51,536)	(49,316)
Amortization expense	(3,002)	(2,882)	(5,932)	(5,754)
Interest and other income	1,917	5,455	6,939	7,868
Equity income from co-investments	7,282	3,111	11,493	5,451
Gain (loss) on early retirement of debt	1,024	(1,450)	1,024	(1,450)
Gain on sale of land	-	-	1,503	-
Gain on remeasurement of co-investment	-	21,947	-	21,947
Income from continuing operations	$29,575	$42,490	$59,278	$59,692

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Assets:
Southern California	$1,654,746	$1,675,265
Northern California	1,625,567	1,489,095
Seattle Metro	707,473	699,465
Other real estate assets	87,151	88,330
Net reportable operating segment - real estate assets	4,074,937	3,952,155
Real estate under development	70,242	66,851
Co-investments	618,259	571,345
Cash and cash equivalents, including restricted cash	45,384	42,126
Marketable securities	88,734	92,713
Notes and other receivables	110,544	66,163
Other non-segment assets	50,898	55,870
Total assets	$5,058,998	$4,847,223

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

(8)  Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$24,946	37,293	$0.67	$37,078	34,571	$1.07

Effect of Dilutive Securities (1)	-	98		54	137

Diluted:
Income from continuing operations available to common stockholders	$24,946	37,391	$0.67	$37,132	34,708	$1.07

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Income	Weighted Average Common Shares	Per Common Share Amount	Income	Weighted Average Common Shares	Per Common Share Amount
Basic:
Income before discontinued operations available to common stockholders	$50,149	37,149	$1.35	$50,379	34,299	$1.47
Income from discontinued operations available to common stockholders	-	37,149	-	9,421	34,299	0.27
	50,149		$1.35	59,800		$1.74

Effect of Dilutive Securities (1)	-	93		108	132

Diluted:
Income from continuing operations available to common stockholders (1)	50,149	37,242	1.35	$50,487	34,431	1.47
Income from discontinued operations available to common stockholders	-	37,242	-	9,421	34,431	0.27
	$50,149		$1.35	$59,908		$1.74

(1)	Weighted average convertible limited partnership units of 2,151,494 and 2,239,057, which include vested Series Z-1 incentive units, for the three months ended June 30, 2013, and 2012, respectively, and 2,115,670 and 2,242,112 for the six months ended June 30, 2013 and 2012, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. Income allocated to convertible limited partnership units, which includes vested Series Z-1 units, aggregating $1.5 million and $2.5 million for the three months ended June 30, 2013 and 2012, respectively, and $3.0 million and $4.1 million for the six months ended June 30, 2013 and 2012, respectively, have been excluded from income available to common stock holders for the calculation of diluted income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 20,825 and 41,557 for the three and six months ended June 30, 2013, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

All shares of Series G cumulative convertible preferred stock have been excluded in diluted earnings per share for the three and six months ended June 30, 2013, respectively, as the effect was anti-dilutive.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

(9)  Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.29%.  These derivatives qualify for hedge accounting.

As of June 30, 2013 the Company also had eleven interest rate cap contracts totaling a notional amount of $186.1 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for substantially all of the Company’s tax exempt variable rate debt.

As of June 30, 2013 and December 31, 2012 the aggregate carrying value of the interest rate swap contracts was a liability of $1.9 million and $6.6 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of June 30, 2013 and December 31, 2012, respectively.

(10)  Discontinued Operations

The Company classifies real estate as "held for sale" when the sale is considered to be probable.  The Company had no communities sold or held for sale for the six months ended June 30, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Rental revenues	$-	$-	$-	$608
Property operating expenses	-	-	-	(260)
Depreciation and amortization	-	-	-	(94)
Income from real estate sold	-	-	-	254
Gain on sale	-	-	-	10,870
Internal dispositon costs and taxes	-	-	-	(1,087)

Income from discontinued operations	$-	$-	$-	$10,037

(11)  Commitments and Contingencies

As of June 30, 2013, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080.  Ground lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under ground leases and operating leases, are approximately $1.7 million per year for the next five years.

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

The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of The Huxley (formerly Fountain at La Brea) and The Dylan (formerly Santa Monica at La Brea) communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for The Huxley and The Dylan.  The outstanding balance for the loans is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related to the total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of June 30, 2013 was $79.1 million based on the aggregate outstanding debt amount.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
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

As of June 30, 2013, the Company had ownership interests in 167 apartment communities, comprising 34,514 apartment units, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in five commercial buildings with approximately 315,900 square feet.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2013, the Company’s development pipeline was comprised of two consolidated projects under development, seven unconsolidated joint venture projects under development, two consolidated predevelopment projects, and one unconsolidated joint venture predevelopment project, all aggregating 2,981 units, with total incurred costs of $625.7 million, and estimated remaining project costs of approximately $446.7 million for total estimated project costs of $1.07 billion.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2013		As of June 30, 2012
	Apartment Units	%	Apartment Units	%
Southern California	13,656	46%	13,656	49%
Northern California	9,431	32%	8,206	29%
Seattle Metro	6,720	22%	6,168	22%
Total	29,807	100%	28,030	100%

Co-investments, including Essex Apartment Value Fund II, L.P. ("Fund II"), and Wesco I, LLC ("Wesco I")  and Wesco III, LLC ("Wesco III")  communities, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended June 30, 2013 and 2012) decreased 30 basis points to 96.0% as of June 30, 2013 from 96.3% as of June 30, 2012.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended June 30, 2013 and 2012 is as follows:

	Three months ended
	June 30,
	2013	2012
Southern California	95.8%	96.0%
Northern California	96.4%	96.8%
Seattle Metro	96.0%	96.2%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2013	2012	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	61	$61,299	$58,805	$2,494	4.2%
Northern California	35	45,460	42,128	3,332	7.9
Seattle Metro	30	23,615	21,903	1,712	7.8
Total Quarterly Same-Property revenues	126	130,374	122,836	7,538	6.1
Quarterly Non-Same Property Revenues (1)		19,796	6,929	12,867	185.7
Total property revenues		$150,170	$129,765	$20,405	15.7%

(1)	Includes twelve communities acquired after January 1, 2012, one redevelopment community and one commercial building.

Quarterly Same-Property Revenues increased by $7.5 million or 6.1% to $130.4 million in the second quarter of 2013 from $122.8 million in the second quarter of 2012.  The increase was primarily attributable to an increase in scheduled rents of $7.4 million as reflected in an increase of 6.2% in average rental rates from $1,483 per unit in the second quarter of 2012 to $1,574 per unit in the second quarter of 2013.  Scheduled rents increased by 4.1%, 8.3%, and 7.7% in Southern California, Northern California, and Seattle Metro, respectively.  Quarterly Same-Property financial occupancy decreased 30 basis points from the second quarter of 2012 which offset the increase in Quarterly Same-Property Revenues by $1.2 million.   Vacancy loss of $0.4 million was caused by additional redevelopment activity at the properties compared to the second quarter of 2012.  On a sequential basis the Company experienced Quarterly Same-Property revenue growth from the first quarter of 2013 to the second quarter of 2013 of $1.8 million or 1.4%, resulting from sequential revenue growth in all three regions mainly driven by a 1.8% increase in scheduled rents and an offset by a decrease of 60 basis points in occupancy compared to the first quarter of 2013.

Index
Quarterly Non-Same Property Revenues increased by $12.9 million or 186% to $19.8 million in the second quarter of 2013 from $6.9 million in the second quarter of 2012.  The increase was primarily due to revenue generated from twelve communities acquired or consolidated since January 1, 2012 (Reed Square, Essex Skyline at MacArthur Place, Park Catalina, The Huntington, Montebello, Park West, Domaine, Ascent, Willow Lake, Bennett Lofts, Annaliese and Fox Plaza).

Management and Other Fees increased by $0.4 million in the second quarter of 2013 as compared to the second quarter of 2012.  The increase is primarily due to the asset and property management fees earned from Wesco I and III co-investments formed during 2012, and development fees earned from the joint ventures formed in 2012 and 2013 to develop Epic, Expo, Connolly Station, Elkhorn, Mosso I and II, The Huxley, The Dylan, The Village, and One South Market.  The increase in management fees was offset by a reduction of $0.4 million in asset and property management fees from the sale of eight Fund II communities since the fourth quarter of 2012.  Three communities owned by Fund II were sold in July 2013, and the remaining three communities are expected to be sold in the next twelve months.

Property operating expenses, excluding real estate taxes increased $3.8 million or 12.3% to $34.5 million in the second quarter of 2013 from $30.7 million in the second quarter of 2012, primarily due to the acquisition of twelve communities.  Quarterly Same-Property operating expenses excluding real estate taxes, increased by $1.0 million or 3.5% for the second quarter of 2013 compared to the second quarter of 2012, due to a $0.5 million increase in repairs and maintenance expense, and a $0.4 million increase in utility expense.

Real Estate taxes increased by $2.5 million or 21.8% for the second quarter of 2013 compared to the second quarter of 2012, due primarily to the acquisition of twelve communities.  Quarterly Same-Property real estate taxes increased by $0.7 million or 6.3% for second quarter of 2013 compared to the second quarter of 2012 due to $0.4 million or a 21% increase in property taxes for the Seattle Metro due to higher assessed values for 2013, and an increase of 2% in property taxes for the majority of the properties located in California.

Depreciation expense increased by $6.2 million or 14.9% for the second quarter of 2013 compared to the second quarter of 2012, due to the acquisition of twelve communities.  Also, the increase is due to the capitalization of approximately $40.6 million in additions to rental properties through the second quarter of 2013, including $17.6 million spent on redevelopment, and $6.3 million on improvements to recent acquisitions, and the capitalization of approximately $97.9 million in additions to rental properties in 2012, including $40.2 million spent on redevelopment, $13.7 million spent on improvement to recent acquisitions, and $7.7 million spent on revenue generating capital expenditures.

General and administrative expense increased $0.5 million or 8.0% for second quarter of 2013 compared to the second quarter of 2012 primarily due to annual compensation adjustments for merit, investments in technology, and the cost of hiring additional staff.

Interest expense before amortization increased $1.7 million or 6.8% for second quarter of 2013 compared to the second quarter of 2012 due to an increase in average outstanding debt for the funding of 2012 and 2013 acquisitions and development pipeline.

Interest and other income decreased by $3.5 million for the second quarter of 2013 compared to 2012 primarily due to $2.3 million of promote income earned from achieving performance hurdles related to the Essex Skyline co-investment and the sale of marketable securities for a gain of $0.5 million in the second quarter of 2012, and a decrease in interest income in 2013 due to the repayment of the Reserve Lofts note receivable at the end of the first quarter of 2013.

Equity income in co-investments increased $4.2 million in the second quarter of 2013 compared to the second quarter of 2012 primarily due to the gain on $2.4 million from the sale of a Fund II community and $0.5 million income earned from the early prepayment of a preferred equity investment, and income earned from four communities acquired by the Wesco joint ventures in the second half of 2012 and two communities in the second quarter of 2013.  The increases in equity income in the second quarter of 2013 were offset by the sale of eight communities owned by Fund II since the fourth quarter of 2012.

Index
Gain (loss) on early retirement of debt was a loss of $1.5 million for the second quarter of 2012 due to the prepayment of secured debt.  A gain of $1.5 million was recognized during the quarter ended June 30, 2013 from the redemption of the Mello Roos bonds related to one community.  This gain was offset by $0.4 million loss incurred from prepayment of secured debt in the three months ended June 30, 2013.  The loss included the write-off of deferred financing and prepayment penalties associated with the prepayment of secured debt.

Gain on remeasurement of co-investment of $21.9 million for the second quarter of 2012 was due to the Company’s acquisition of the joint venture partner’s membership interest in Essex Skyline at MacArthur Place which the Company subsequently consolidated.  Upon consolidation, a gain was recorded equal to the amount by which the fair value of the Company’s noncontrolling interest exceeded its carrying value.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Our average financial occupancies for the Company’s stabilized apartment communities or “2013/2012 Same-Property” (stabilized properties consolidated by the Company for the six months ended June 30, 2013 and 2012) decreased 30 basis points to 96.3% for the six months ended June 30, 2013 from 96.6% for the six months ended June 30, 2012.

The regional breakdown of the Company’s 2013/2012 Same-Property portfolio for financial occupancy for the six months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended
	June 30,
	2013	2012
Southern California	96.2%	96.3%
Northern California	96.6%	97.0%
Seattle Metro	96.3%	96.5%

The following table provides a breakdown of revenue amounts, including revenues attributable to the 2013/2012 Same-Property portfolio:

		Six Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2013	2012	Change	Change
Property Revenues (dollars in thousands)
2013/2012 Same-Properties:
Southern California	61	$122,288	$117,365	$4,923	4.2%
Northern California	35	89,996	83,464	6,532	7.8
Seattle Metro	30	46,660	43,469	3,191	7.3
Total 2013/2012 Same-Property revenues	126	258,944	244,298	14,646	6.0
2013/2012 Non-Same Property Revenues (1)		37,621	10,940	26,681	243.9
Total property revenues		$296,565	$255,238	$41,327	16.2%

(1)	Includes twelve communities acquired after January 1, 2012, one redevelopment community and one commercial building.

2013/2012 Same-Property Revenues increased by $14.6 million or 6.0% to $258.9 million for the six months ended June 30, 2013 from $244.3 million for the six months ended June 30, 2012.  The increase was primarily attributable to an increase in scheduled rents of $14.6 million as reflected in an increase of 6.2% in average rental rates from $1,469 per unit for the six months ended June 30, 2012 to $1,560 per unit for the six months ended June 30, 2013.  Scheduled rents increased by 4.0%, 8.3%, and 7.7% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income also increased $0.9 million, compared to the six months ended June 30, 2012.  2013/2012 Same-Property financial occupancy decreased 30 basis points from the first six months ended June 30, 2012 which offset the increase in 2013/2012 Same-Property Revenues by $1.7 million.   Vacancy loss of $0.6 million was caused by additional redevelopment activity at the properties compared to the first six months ended June 30, 2012.

2013/2012 Non-Same Property Revenues increased by $26.7 million or 244% to $37.6 million for the six months ended June 30, 2013 from $10.9 million for the six months ended June 30, 2012.  The increase was primarily due to revenue generated from twelve communities acquired or consolidated since January 1, 2012 (Reed Square, Essex Skyline at MacArthur Place, Park Catalina, The Huntington, Montebello, Park West, Domaine, Ascent, Willow Lake, Bennett Lofts, Annaliese and Fox Plaza).

Index
Management and Other Fees increased by $0.9 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2012, and development fees earned from the development joint ventures formed in 2013 and 2012 to develop Epic, Expo, Connolly Station, Elkhorn, Mosso I and II, The Huxley, The Dylan, The Village, and One South Market.  The increase in management fees was offset by a reduction of $0.9 million in asset and property management fees from the sale of eight Fund II communities since the fourth quarter of 2012.  Three communities owned by Fund II were sold in July 2013, and the remaining three communities are expected to be sold in the next twelve months.

Property operating expenses, excluding real estate taxes increased $7.6 million or 12.8% to $67.1 million for the six months ended June 30, 2013 from $59.5 million for the six months ended June 30, 2012, primarily due to the acquisition of twelve communities.  2013/2012 Same-Property operating expenses excluding real estate taxes, increased by $2.3 million or 4.1% for the six months ended June 30, 2013 compared to 2012, due to a $1.2 million increase in repairs and maintenance expense, a $0.6 million increase in utility expense and administrative costs, respectively.

Real Estate taxes increased by $5.3 million or 22.9% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due primarily to the acquisition of twelve communities.  2013/2012 Same-Property real estate taxes increased by $1.5 million or 6.7% for the six months ended June 30, 2013 compared to June 30, 2012 due to $0.9 million or a 23% increase in property taxes for the Seattle Metro due to higher assessed values for 2013, and an increase of 2% in property taxes for the majority of the properties located in California.

Depreciation expense increased by $12.6 million or 15.3% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to the acquisition of twelve communities.  Also, the increase is due to the capitalization of approximately $40.6 million in additions to rental properties through the second quarter of 2013, including $17.6 million spent on redevelopment, and $6.3 million on improvements to recent acquisitions, and the capitalization of approximately $97.9 million in additions to rental properties in 2012, including $40.2 million spent on redevelopment, $13.7 million spent on improvement to recent acquisitions, and $7.7 million spent on revenue generating capital expenditures.

General and administrative expense increased $1.7 million or 15.1% for six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to annual compensation adjustments for merit, investments in technology, and the cost of hiring additional staff.

Interest expense before amortization increased $2.2 million or 4.5% for six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to an increase in average outstanding debt for the funding of 2012 and 2013 acquisitions and development pipeline.

Interest and other income decreased by $0.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to $2.3 million of promote income earned from achieving certain performance hurdles related to the Essex Skyline co-investment and the sale of marketable securities for a gain of $0.5 million for the six months ended June 30, 2012, compared to a gain of $1.8 million earned from the sale of marketable securities during the first six months ended June 30, 2013.

Equity income (loss) in co-investments increased $6.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to the gain on $2.4 million from the sale of a Fund II community and $0.9 million income earned from the early prepayment of a preferred equity investments in 2013, and income earned from four communities acquired by the Wesco joint ventures in the second half of 2012 and two communities in the second quarter of 2013.  The increases in equity income in 2013 were offset by the sale of eight communities owned by Fund II since the fourth quarter of 2012.

Gain (loss) on early retirement of debt was a gain of $1.0 million for the six months ended June 30, 2013 compared to a loss of $1.5 million for the six months ended June 30, 2012 due to the gain of $1.5 million earned from the redemption of Mello Roos bonds related to one community in 2013.  This gain was offset by $0.4 million loss incurred from prepayment of secured debt, and for the six months ended June 30, 2013.  The loss included the write-off of deferred financing and prepayment penalties associated with the prepayment of secured debt.

Gain on remeasurement of co-investment of $21.9 million for the first six months of June 30, 2012 was due to the Company’s acquisition of the joint venture partner’s membership interest in Essex Skyline at MacArthur Place which the Company subsequently consolidated.  Upon consolidation, a gain was recorded equal to the amount by which the fair value of the Company’s noncontrolling interest exceeded its carrying value.

Income from discontinued operations for the first six months of June 30, 2013 was $0 compared to income for the six months ended June 30, 2012 of $10.0 million and included a gain of $9.8 million from the sale of Tierra del Sol/Norte and Alpine Country along with the operating results for these properties net of internal disposition costs.

Index
Liquidity and Capital

As of June 30, 2013, Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

As of June 30, 2013, the Company had $20.2 million of unrestricted cash and cash equivalents and $88.7 million in marketable securities, of which $33.9 million were held available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two lines of unsecured credit aggregating $625.0 million.  As of June 30, 2013 there was no balance outstanding on the $600 million unsecured line.  The underlying interest rate on the $600 million line is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR + 1.075% as of June 30, 2013.  This facility matures in December 2015 with two one-year extensions, exercisable by the Company.  The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2014, with a one year extension option.  As of June 30, 2013, there was a $4.4 million outstanding balance on the $25 million unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 1.075%.

On March 29, 2013, the Company entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc., which superseded the equity distribution agreements entered into in March 2012 with Cantor Fitzgerald & Co, KeyBanc Capital Markets Inc., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc.  For the six months ended June 30, 2013, the Company sold 817,445 shares of common stock for $122.9 million, net of commissions, at an average per share price of $151.82.  During the second quarter of 2013 and July 2013, the Company did not sell any shares of common stock.  Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to potentially acquire, develop, or redevelop properties, which primarily will be apartment communities, to make other investments and for working capital or general corporate purposes, which may include the repayment of indebtedness.  As of August 2, 2013, the Company may sell an additional 5,000,000 shares under the current equity distribution program.

During March 2013, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

During April 2013, the Company, through its Operating Partnership, issued $300 million of senior unsecured bonds due May 1, 2023 with a coupon rate of 3.25% per annum.  The interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013 until the maturity date of May 1, 2023.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s $600 million unsecured line of credit facility and for other general corporate and working capital purposes.

As of June 30, 2013, the Company’s mortgage notes payable totaled $1.5 billion which consisted of $1.3 billion in fixed rate debt with interest rates varying from 4.3% to 6.4% and maturity dates ranging from 2013 to 2021 and $187.3 million of tax exempt variable rate debt with a weighted average interest rate of 1.6%.  The tax-exempt variable rate demand notes have maturity dates ranging from 2013 to 2039, and $186.1 million are subject to interest rate caps.

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

As of June 30, 2013 and December 31, 2012 the aggregate carrying value of the interest rate swap contracts was a liability of $1.9 million and $6.6 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of June 30, 2013 and December 31, 2012, respectively.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of June 30, 2013, the Company had two consolidated development projects, and seven unconsolidated joint venture development projects aggregating 2,532 units for an estimated cost of $1.01 billion, of which $446.7 million remains to be expended.

The Company had two predevelopment projects and one unconsolidated joint venture predevelopment projects aggregating 449 units with an aggregate carrying value of $65.5 million as of June 30, 2013.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2012, owned seven apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.  Seven communities were sold during 2012 from Fund II, four additional properties were sold through July 2013, and the Company expects to sell the remaining three communities within the next 12 months.  The Company has exercised its one-year extension which provides for the option to extend Fund II to September 2014.  In July 2013, Fund II repaid the Company for $42.4 million in short-term bridge loans at LIBOR + 1.75% from the proceeds from the sale of two properties.

Wesco I is a 50/50 programmatic joint venture with an institutional partner formed in 2011 for a total equity commitment of $300.0 million.  Each partner’s equity commitment is $150.0 million.  Wesco I utilizes debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $150.0 million to Wesco I, and as of June 30, 2013, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of $663.8 million.

Wesco III is a 50/50 programmatic joint venture with an institutional partner formed in 2012 for a total equity commitment of $120.0 million.  Each partner’s commitment is $60.0 million.  Wesco III utilizes debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $38.4 million to Wesco III, and as of June 30, 2013, Wesco III owned three apartment communities with 657 units with an aggregate carrying value of $160.0 million.

In March 2013, Wesco III repaid the Company for a $26.0 million short-term bridge loan.  Wesco III used the proceeds from a $27.3 million loan secured by Haver Hill at 3.1% for a term of seven years to repay the bridge loan.  In the second quarter of 2013, the Company provided short-term bridge loans to Wesco III of $56.8 million at a rate of LIBOR + 2.50% to assist with the purchase of Regency at Mountain View and Gas Company Lofts apartment communities.  The bridge loans to Wesco III are expected to be repaid by the end of the third quarter when secured financing is originated for these properties.

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

Index
The following table sets forth the Company’s calculation of FFO and Core FFO for the three and six months ended June 30, 2013 and 2012 (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income available to common stockholders	$24,946	$37,078	$50,149	$59,800
Adjustments:
Depreciation and amortization	48,031	41,801	95,175	82,628
Gains not included in FFO, net of internal disposition costs	(2,366)	(21,947)	(2,366)	(31,730)
Depreciation add back from unconsolidated co-investments, and add back convertible preferred dividend - Series G	3,777	3,366	7,619	7,750
Noncontrolling interests related to Operating Partnership units	1,547	2,502	3,048	4,092
Depreciation attributable to noncontrolling interest	(327)	(303)	(654)	(592)
Funds from operations	$75,608	$62,497	$152,971	$121,948

Funds from operations per share - diluted	$1.91	$1.69	$3.88	$3.33

Non-core items:
(Gain) loss on early retirement of debt	(1,024)	1,450	(1,024)	1,450
Income from early redemption of preferred equity investments	(523)	-	(946)
Acquisition costs	168	312	555	498
Gain on sales of marketable securities and note prepayment	-	(521)	(2,611)	(521)
Gain on sale of land	-	-	(1,503)	-
Co-investment promote income	-	(2,299)	-	(2,299)
Core FFO	$74,229	$61,439	$147,442	$121,076
Core FFO per share-diluted	$1.88	$1.66	$3.74	$3.30
Weighted average number shares outstanding diluted (1)	39,576,663	36,947,477	39,391,820	36,672,683

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Earnings from operations	$48,679	$40,968	$95,787	$80,946
Adjustments:
General and administrative	6,224	5,764	12,850	11,164
Cost of management and other fees	1,733	1,611	3,434	3,251
Depreciation	48,031	41,801	95,175	82,535
Management and other fees	(3,234)	(2,796)	(6,182)	(5,240)
NOI	101,433	87,348	201,064	172,656
Less: Non same-property NOI	(12,755)	(4,492)	(24,379)	(6,851)
Same-property NOI	$88,678	$82,856	$176,685	$165,805

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of June 30, 2013, the Company has entered into ten interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the variable rate five-year unsecured term debt.  As of June 30, 2013, the Company also had $187.3 million of variable rate indebtedness, of which $186.1 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of June 30, 2013.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of June 30, 2013.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2013.

			Carrying and	Estimated Carrying Value
(Dollars in thousands)	Notional Amount	Maturity Date Range	Estimated Fair Value	+ 50 Basis Points	- 50 Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2016-2017	$(1,928)	$3,461	$(6,347)
Interest rate caps	186,124	2013-2018	-	71	5
Total cash flow hedges	$486,124	2013-2018	$(1,928)	$3,532	$(6,342)

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

For the Years Ended	2013		2014	2015	2016		2017		Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$10,152		47,450	68,198	162,524		224,021		1,871,592		$2,383,937	$2,431,707
Average interest rate	5.4%		5.2%	5.2%	4.5%		5.5%		5.1%		5.1%
Variable rate debt	$19,420	(1)	4,370	-	200,000	(2)	150,000	(2)	167,889	(1)	$541,679	$521,995
Average interest rate	1.3%		2.3%	0.0%	2.6%		2.6%		1.7%		2.3%

(1) $186.1 million subject to interest rate caps.
(2) $300.0 million subject to interest rate swap agreements.

The table incorporates only those exposures that exist as of June 30, 2013; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of June 30, 2013, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

Item 6: Exhibits

A.	Exhibits

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as exhibit 3.1 to the Company’s 8-K, filed on May 17, 2013, and incorporated herein by reference.

3.2	Third Amended and Restated Bylaws of Essex Property Trust, Inc. (as of May 14, 2013), attached as exhibit 3.2 to the Company’s 8-K, filed on May 17, 2013, and incorporated herein by reference.

4.1	Indenture, dated April 15, 2013, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.25% Senior Notes due 2023 and the guarantee thereof, attached as Exhibit 4.1 to the Form 8-K, filed on April 15, 2013, and incorporated herein by reference.

10.1	Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company's definitive proxy statement on Schedule 14A, filed on April 1, 2013, and incorporated herein by reference.*

10.2	Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company's definitive proxy statement on Schedule 14A, filed on April 1, 2013, and incorporated herein by reference.*

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: August 2, 2013

By: /S/ BRYAN G. HUNT

Bryan G. Hunt
First Vice President, Chief Accounting Officer

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)