Form 10-Q
period 2013-09-30
ESSEX PROPERTY TRUST INC
filed 2013-11-04
CIK 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  38,037,114 shares of Common Stock as of October 31, 2013.

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

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share amounts)

Assets	September 30, 2013	December 31, 2012
Real estate:
Rental properties:
Land and land improvements	$1,057,355	$1,003,171
Buildings and improvements	4,237,557	4,030,501
	5,294,912	5,033,672
Less accumulated depreciation	(1,214,092)	(1,081,517)
	4,080,820	3,952,155
Real estate under development	45,804	66,851
Co-investments	674,075	571,345
	4,800,699	4,590,351
Cash and cash equivalents-unrestricted	9,509	18,606
Cash and cash equivalents-restricted	46,485	23,520
Marketable securities	89,899	92,713
Notes and other receivables	67,628	66,163
Prepaid expenses and other assets	49,270	35,003
Deferred charges, net	22,112	20,867
Total assets	$5,085,602	$4,847,223

Liabilities and Equity
Mortgage notes payable	$1,495,521	$1,565,599
Unsecured debt	1,409,883	1,112,084
Lines of credit	15,352	141,000
Accounts payable and accrued liabilities	83,844	64,858
Construction payable	6,936	5,392
Dividends payable	50,486	45,052
Derivative liabilities	3,161	6,606
Other liabilities	22,366	22,167

Total liabilities	3,087,549	2,962,758
Commitments and contingencies
Cumulative convertible Series G preferred stock	4,349	4,349
Equity:
Cumulative redeemable Series H preferred stock at liquidation value	73,750	73,750
Common stock, $.0001 par value, 656,020,000 shares authorized 37,323,297 and 36,442,994 shares issued and outstanding	3	3
Additional paid-in capital	2,330,041	2,204,778
Distributions in excess of accumulated earnings	(461,005)	(444,466)
Accumulated other comprehensive loss, net	(62,589)	(69,261)
Total stockholders' equity	1,880,200	1,764,804
Noncontrolling interest	113,504	115,312
Total equity	1,993,704	1,880,116
Total liabilities and equity	$5,085,602	$4,847,223

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental and other property	$152,945	$134,518	$448,318	$388,642
Management and other fees	2,957	3,072	9,139	8,312
	155,902	137,590	457,457	396,954
Expenses:
Property operating, excluding real estate taxes	36,002	32,763	102,790	91,828
Real estate taxes	14,561	12,310	42,852	35,326
Depreciation	48,438	42,897	143,320	125,137
General and administrative	6,075	5,276	18,925	16,440
Cost of management and other fees	1,613	1,642	5,047	4,893
	106,689	94,888	312,934	273,624

Earnings from operations	49,213	42,702	144,523	123,330

Interest expense before amortization	(26,187)	(25,064)	(77,724)	(74,380)
Amortization expense	(3,005)	(2,927)	(8,937)	(8,681)
Interest and other income	2,387	3,003	9,326	10,869
Equity income in co-investments	40,802	3,547	52,295	8,998
(Loss) gain on early retirement of debt	(178)	(1,211)	846	(2,661)
Gain on sale of land	-	-	1,503	-
Gain on remeasurement of co-investment	-	-	-	21,947
Income from continuing operations	63,032	20,050	121,832	79,422
Income from discontinued operations	12,843	172	13,321	10,528
Net income	75,875	20,222	135,153	89,950
Net income attributable to noncontrolling interest	(5,719)	(2,635)	(12,112)	(9,827)
Net income attributable to controlling interest	70,156	17,587	123,041	80,123
Dividends to preferred stockholders	(1,368)	(1,368)	(4,104)	(4,104)
Net income available to common stockholders	$68,788	$16,219	$118,937	$76,019

Comprehensive income	$76,112	$16,462	$142,206	$86,034
Comprehensive income attributable to noncontrolling interest	(5,732)	(2,407)	(12,493)	(9,589)
Comprehensive income attributable to controlling interest	$70,380	$14,055	$129,713	$76,445

Per common share data:
Basic:
Income from continuing operations	$1.52	$0.45	$2.86	$1.90
Income from discontinued operations	0.32	0.01	0.34	0.29
Net income available to common stockholders	$1.84	$0.46	$3.20	$2.19
Weighted average number of common shares outstanding during the period	37,320,562	35,600,772	37,206,895	34,736,311

Diluted:
Income from continuing operations	$1.52	$0.44	$2.85	$1.90
Income from discontinued operations	0.32	0.01	0.34	0.28
Net income available to common stockholders	$1.84	$0.45	$3.19	$2.18
Weighted average number of common shares outstanding during the period	37,436,983	35,699,666	37,295,691	34,834,076

Dividend per common share	$1.21	$1.10	$3.63	$3.30

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the nine months ended September 30, 2013
(Unaudited)
(Dollars and shares in thousands)

	Series H				Additional	Distributions in excess of	Accumulated other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2012	2,950	$73,750	36,443	$3	$2,204,778	$(444,466)	$(69,261)	$115,312	$1,880,116
Net income	-	-	-	-	-	123,041	-	12,112	135,153
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(1,673)	(94)	(1,767)
Change in fair value of cash flow hedges and amortization of swap settlements	-	-	-	-	-	-	9,439	537	9,976
Change in fair value of marketable securities	-	-	-	-	-	-	(1,094)	(62)	(1,156)
Issuance of common stock under:
Stock option and restricted stock plans	-	-	63	-	6,411	-	-	-	6,411
Sale of common stock	-	-	817	-	122,905	-	-	-	122,905
Equity based compensation costs	-	-	-	-	(759)	-	-	1,626	867
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(14,108)	(14,108)
Redemptions of noncontrolling interest	-	-	-	-	(3,294)	-	-	(1,819)	(5,113)
Common and preferred stock dividends	-	-	-	-	-	(139,580)	-	-	(139,580)
Balances at September 30, 2013	2,950	$73,750	37,323	$3	$2,330,041	$(461,005)	$(62,589)	$113,504	$1,993,704

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$135,153	$89,950
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(1,767)	(521)
Gain on remeasurement of co-investment	-	(21,947)
Company's share of gain on the sales of co-investment	(41,252)	-
Gain on the sales of real estate	(14,161)	(10,870)
(Gain) loss on early retirement of debt	(846)	2,661
Co-investments	(1,892)	5,141
Amortization expense	8,955	8,681
Amortization of discount on notes receivables	(844)	(1,373)
Amortization of discount on marketable securities	(4,664)	(3,808)
Depreciation	143,662	125,669
Equity-based compensation	3,137	2,880
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(19,689)	(3,653)
Accounts payable and accrued liabilities	19,091	26,167
Other liabilities	199	358
Net cash provided by operating activities	225,082	219,335
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(205,539)	(157,011)
Improvements to recent acquisitions	(14,374)	(6,662)
Redevelopment.	(32,488)	(31,277)
Revenue generating capital expenditures	(2,165)	(4,405)
Lessor required capital expenditures	(4,320)	-
Non-revenue generating capital expenditures	(21,885)	(15,776)
Acquisitions of and additions to real estate under development	(13,963)	(22,505)
Acquisition of membership interest in co-investment	-	(85,000)
Dispositions of real estate	33,666	27,800
Changes in restricted cash and deposits	(17,246)	(13,370)
Purchases of marketable securities	(16,442)	(73,735)
Sales and maturities of marketable securities	22,830	6,322
Purchases of and advances under notes and other receivables	(56,750)	-
Collections of notes and other receivables	53,438	7,977
Contributions to co-investments	(150,852)	(158,769)
Distributions from co-investments	117,103	8,345
Net cash used in investing activities	(308,987)	(518,066)
Cash flows from financing activities:
Borrowings under debt agreements	641,892	1,347,973
Repayment of debt	(536,926)	(1,196,977)
Additions to deferred charges	(3,836)	(6,415)
Equity related issuance cost	(616)	(309)
Net proceeds from stock options exercised	4,756	2,169
Net proceeds from issuance of common stock	122,905	268,858
Contributions from noncontrolling interest	-	2,400
Distributions to noncontrolling interest	(14,108)	(12,875)
Redemption of noncontrolling interest	(5,113)	(1,595)
Common and preferred stock dividends paid	(134,146)	(115,444)
Net cash provided by financing activities	74,808	287,785
Net decrease in cash and cash equivalents	(9,097)	(10,946)
Cash and cash equivalents at beginning of year	18,606	12,889
Cash and cash equivalents at end of period	$9,509	$1,943

 (Continued)

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $12.7 million, and $6.8 million capitalized in 2013 and 2012, respectively	$76,596	$68,555
Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$68	$5,648
Transfer from real estate under development to co-investments	$27,906	$148,053
Mortgage notes assumed in connection with purchases of real estate including the loan premiums recorded	$-	$71,340
Contribution of note receivable to co-investment	$-	$12,325
Change in accrual of dividends	$5,434	$4,766
Change in fair value of derivative liabilities	$3,649	$5,100
Change in fair value of marketable securities	$2,958	$4,542
Change in construction payable	$1,544	$2,239

See accompanying notes to the unaudited condensed consolidated financial statements

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

(1)  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. (the “Operating Partnership,” which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.  Certain reclassifications have been made to conform to the current year’s presentation. Such reclassification had no effect on previously reported financial statements.

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 include the accounts of the Company and the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 94.6% general partnership interest as of September 30, 2013.  Total Operating Partnership units outstanding were 2,146,293 and 2,122,381 as of September 30, 2013 and December 31, 2012, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $317.0 million and $311.2 million, as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, the Company owned or had ownership interests in 163 apartment communities, aggregating 34,416 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), five commercial buildings and eleven active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

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

As of September 30, 2013 and December 31, 2012, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of September 30, 2013 and December 31, 2012, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.

Index

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

As of September 30, 2013 and December 31, 2012 marketable securities consist of the following ($ in thousands):

	September 30, 2013
	Cost/ Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$15,378	$647	$16,025
Investment funds - US treasuries	5,020	3	5,023
Common stock	13,104	(975)	12,129
Held to maturity:
Mortgage backed securities	56,722	-	56,722
Total	$90,224	$(325)	$89,899

	December 31, 2012
	Cost/ Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$15,475	$826	$16,301
Investment funds - US treasuries	3,788	1	3,789
Common stock	18,917	1,704	20,621
Held to maturity:
Mortgage backed securities	52,002	-	52,002
Total	$90,182	$2,531	$92,713

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three months ended September 30, 2013 and 2012, there were no sales of available for sale securities. For the nine months ended September 30, 2013, and 2012,  the proceeds from sales of available for sale securities totaled $20.3 million and $6.3 million, respectively, which resulted in gains of $1.8 million and $0.5 million, respectively.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,011,071 and 1,039,431 as of September 30, 2013 and December 31, 2012, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $149.3 million and $152.4 million, as of September 30, 2013 and December 31, 2012, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $201.6 million and $185.5 million, respectively, as of September 30, 2013 and $201.1 million and $178.6 million, respectively, as of December 31, 2012.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash payments made to those interest holders.  The remaining results of operations are allocated to the Company.  As of September 30, 2013 and December 31, 2012, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

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

Stock-based compensation expense for options and restricted stock totaled $0.5 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $1.6 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The intrinsic value of the stock options exercised during the three months ended September 30, 2013 and 2012 totaled $0.1 million and $0.5 million, respectively, and $2.9 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the intrinsic value of the stock options outstanding totaled $11.2 million.  As of September 30, 2013, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $4.7 million.  The cost is expected to be recognized over a weighted-average period of 1 to 5 years for the stock option plans and is expected to be recognized straight-line over a period of 1 to 7 years for the restricted stock awards.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

The Company has adopted an incentive program involving the issuance of Series Z-1 Incentive Units of limited partnership interest in the Operating Partnership.  Stock-based compensation expense for Z-1 Units totaled $0.5 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $1.5 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.  Stock-based compensation for Z-1 units capitalized totaled $0.1 million for the three months ended September 30, 2013, and 2012, and $0.3 million and $0.4 million for the nine months ended September 30, 2013, and 2012, respectively.  As of September 30, 2013, the intrinsic value of the Z-1 Units subject to future vesting totaled $15.8 million.  As of September 30, 2013, total unrecognized compensation cost related to Z-1 Units subject to future vesting totaled $5.6 million.  The unamortized cost is expected to be recognized up to 14 years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

Management believes that the carrying amounts of outstanding lines of credit, notes receivable and notes and other receivables approximate fair value as of September 30, 2013 and December 31, 2012, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $2.37 billion of fixed rate debt, including unsecured bonds, at September 30, 2013 is approximately $2.43 billion and the fair value of the Company’s $537.2 million of variable rate debt, excluding borrowings under the lines of credit, at September 30, 2013 is $517.5 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of September 30, 2013 due to the short-term maturity of these instruments.  Marketable securities, except mortgage backed securities, and derivatives are carried at fair value as of September 30, 2013.

At September 30, 2013, the Company’s investments in mortgage backed securities had a carrying value of $56.7 million and the Company estimated the fair value to be approximately $83.8 million. At December 31, 2012, the estimated fair values of the mortgage backed securities were approximately equal to the carrying values.  The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects totaled $1.8 million and $1.5 million during the three months ended September 30, 2013 and 2012, respectively, and  $5.1 million and $4.5 million during the nine months ended September 30, 2013 and 2012, respectively,  most of which relates to development projects.  These totals include capitalized salaries of $0.8 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $2.0 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively.  The Company capitalizes leasing commissions associated with the lease-up of a development community and amortizes the costs over the life of the leases.  The amounts capitalized are immaterial for all periods presented.

Co-investments

The Company owns investments in joint ventures (“co-investments”) in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with the accounting standards.  Therefore, the Company accounts for these investments using the equity method of accounting.  Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company’s equity in earnings less distributions received and the Company’s share of losses.  The significant accounting policies of the Company’s co-investment entities are consistent with those of the Company in all material respects.  For preferred equity investments the Company recognizes its preferred interest as equity in earnings.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the consolidated statement of operations equal to the amount by which the fair value of the co-investment interest the Company previously owned exceeds its carrying value. A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and may provide promote distributions if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible.

Changes in Accumulated Other Comprehensive Loss, Net by Component

	Change in fair value and amortization of derivatives	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2012	$(71,658)	$2,397	$(69,261)
Other comprehensive income (loss) before reclassification	3,075	(1,094)	1,981
Amounts reclassified from accumulated other comprehensive loss	6,364	(1,673)	4,691
Net other comprehensive income (loss)	9,439	(2,767)	6,672
Balance at September 30, 2013	$(62,219)	$(370)	$(62,589)

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

(2)  Significant Transactions During the Third Quarter of 2013 and Subsequent Events

Acquisitions

In September 2013, the Company purchased Slater 116, located in Kirkland, Washington for $29.6 million.  Construction of the 108 apartment homes and 10,100 square feet of retail space was completed in August 2013.  The community is currently 44% occupied or leased and is expected to have stabilized operations in early 2014.

In October 2013, the Company purchased Vox Apartments, located in Seattle, Washington, for $22.2 million.  The community was built in 2013 and contains 58 apartment homes.  The property is stabilized.  Vox Apartments is located in the Capital Hill district in close proximity to other Essex communities.

Dispositions

During the third quarter of 2013, the Essex Apartment Value Fund II L.P. (“Fund II”) of which the Company has a 28.2% ownership interest, sold four properties for gross proceeds of $294.0 million.  In connection with the sale, Fund II incurred a prepayment penalty on debt of which the Company’s pro rata share was $0.2 million.  The total GAAP gain on the sale was $137.8 million of which the Company’s share is $36.4 million, net of internal disposition costs.  There are two remaining properties in the Fund II portfolio that are expected to be sold in 2014.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

In August 2013, the Company sold Linden Square, located in Seattle, Washington, for $25.3 million.  The net proceeds from the sale were used as a 1031 exchange for the Slater 116 acquisition noted above.  The total GAAP gain on the sale was $12.7 million.

Secured Debt

In August 2013, the Company replaced the construction loan on Expo, located in Seattle, Washington with a new 7 year, $45.0 million term loan.  The loan has a variable interest rate of 150 basis points over LIBOR.  The Company has entered into a $45.0 million swap to fix the effective rate at 3.7% for the entire seven year period.

During the third quarter of 2013, the Company repaid a secured loan totaling $10.1 million.  At the end of the quarter, the Company had $609.6 million in undrawn capacity on its unsecured credit facilities.  Subsequent to the quarter end, the Company repaid a secured loan totaling $19.4 million.

Structured Financing

In August 2013, the Company made an $8.5 million preferred equity investment in a multifamily development project located in San Jose, California.  The investment has a preferred return of 12% for a 3 year term.

During the third quarter of 2013, the Company restructured the terms of a preferred equity investment on a property located in Anaheim, California, reducing the rate from 13% to 9%, while extending the maximum term by one year.  The Company recorded $0.4 million of income related to the restructured investment.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

(3) Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	September 30, 2013	December 31, 2012

Membership interest in Wesco I	$142,362	$143,874
Membership interest in Wesco III	37,766	9,941
Partnership interest in Fund II	4,301	53,601
Membership interest in a limited liability company that owns Expo	18,356	18,752
Total operating co-investments	202,785	226,168

Membership interests in limited liability companies that own and are developing Epic, Connolly Station, Mosso I & II, Elkhorn, and The Village	294,573	186,362
Membership interests in limited liability companies that own and are developing The Huxley and The Dylan	17,894	16,552
Membership interest in a limited liability company that owns and is developing One South Market	17,009	-
Total development co-investments	329,476	202,914

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a preferred return of 10.1%	93,983	91,843
Preferred interest in related party limited liability company that owns Sage at Cupertino with a preferred return of 9.5%	16,159	14,438
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 9%	13,824	13,175
Preferred interest in related party limited liability company that owns an apartment development in Redwood City with a preferred return of 12%	9,234	-
Preferred interest in a limited liability company that owns an apartment development in San Jose with a preferred return of 12%	8,614	-
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% and 10% repaid in 2013	-	22,807
Total preferred interest investments	141,814	142,263

Total co-investments	$674,075	$571,345

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an apartment development in Redwood City, California.  The investment has a preferred return of 12% and matures in January 2016.

In March 2013, the Company received the redemption of $9.7 million of preferred equity related to two properties located in downtown Los Angeles.  The Company recorded $0.4 million in redemption penalties due to the early redemption of these preferred equity investments.

In June 2013, the Company received the redemption of $13.1 million of preferred equity related to a property located in downtown Los Angeles.  The Company recorded $0.5 million of income from redemption penalties due to the early redemption of these preferred equity investments.

In August 2013, the Company made an $8.5 million preferred equity investment in a multifamily development project located in San Jose, California.  The investment has a preferred return of 12% and matures in 3 years.

During the third quarter of 2013, the Company restructured the terms of a preferred equity investment on a property located in Anaheim, California, reducing the rate from 13% to 9%, while extending the maximum term by one year.  The Company recorded $0.4 million of income related to the restructured investment.

The combined summarized balance sheet and statements of operations for co-investments are as follows (dollars in thousands).

	September 30, 2013	December 31, 2012
Balance sheets:
Rental properties and real estate under development	$1,698,072	$1,745,147
Other assets	86,081	168,061

Total assets	$1,784,153	$1,913,208

Debt	$651,818	$820,895
Other liabilities	114,405	91,922
Equity	1,017,930	1,000,391

Total liabilities and equity	$1,784,153	$1,913,208

Company's share of equity	$674,075	$571,345

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statements of operations:
Property revenues	$24,796	$34,425	$78,913	$96,981
Property operating expenses	(10,170)	(12,686)	(29,872)	(35,852)
Net property operating income	14,626	21,739	49,041	61,129

Gain on sale of real estate	137,845	-	146,663	-
Interest expense	(6,052)	(9,453)	(18,924)	(25,790)
General and administrative	(1,419)	(916)	(4,472)	(2,632)
Depreciation and amortization	(8,718)	(12,821)	(29,314)	(35,593)

Net (loss) income	$136,282	$(1,451)	$142,994	$(2,886)
Company's share of net income	$40,802	$3,547	$52,295	$8,998

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

(4) Notes and Other Receivables

Notes receivable secured by real estate, and other receivables consist of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012

Note receivable, secured, bearing interest at 4.0%, due December 2014 (1)	$3,212	$3,212
Notes and other receivables from affiliates (2)	60,820	28,896
Other receivables	3,596	3,785
Note receivable, secured, bearing interest at 8.0%, paid in full in May 2013	-	971
Note receivable, secured, bearing interest at 8.8%, paid in full March 2013	-	10,800
Note receivable, secured, effective interest at 9.6%, paid in full March 2013	-	18,499
	$67,628	$66,163

(1)	The borrower funds an impound account for capital replacement.
(2)	During the second quarter of 2013, the Company provided short-term bridge loans to Fund II and Wesco III aggregating $42.4 million and $56.8 million, respectively, at rates of LIBOR + 1.75% and LIBOR + 2.50%, respectively. In July 2013, Fund II repaid the $42.4 million loan.

During the nine months ended September 30, 2013,  the Company received the repayment of three notes receivables totaling $30.5 million.  One of the notes was repaid early, and as such the Company recorded $0.8 million of income related to a change in estimate on the discount to the note receivable.

In March 2013, Wesco III repaid the Company for a $26.0 million short-term bridge loan to assist with the purchase of Haver Hill.  Wesco III used the proceeds from a $27.3 million loan secured by Haver Hill at 3.1% for a term of seven years to repay the bridge loan.

(5) Related Party Transactions

Fees earned from affiliates include management, development and redevelopment fees from co-investments of $3.0 million and $2.9 million during the three months ended September 30, 2013 and 2012, respectively, and $9.1 million and $7.9 million during the nine months ended September 30, 2013 and 2012, respectively.  All of these fees are net of intercompany amounts eliminated by the Company.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of The Marcus & Millichap Company (“TMMC”), which is a holding company for certain real estate brokerage services and other subsidiary companies.  Fund II paid a brokerage commission totaling $0.6 million to an affiliate of TMMC related to the sale of a property in July 2013.  No brokerage commissions were paid to TMMC by the Company during the three and nine months ended September 30, 2013 and 2012, respectively.

As described in Note 3, the Company restructured the terms of a preferred equity investment on a property located in Anaheim, California, reducing the rate from 13% to 9%, while extending the maximum term by one year.  The Company recorded $0.4 million of income related to the restructured investment.  The entity that owns the property is an affiliate of TMMC.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the restructuring of the investment in this entity.

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an entity affiliated with TMMC that owns an apartment development in Redwood City, California.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity.

As described in Note 4, the Company has provided short-term bridge loans to affiliates.  As of July 31, 2013, two loans have been repaid and two loans remain outstanding totaling $56.8 million.  The bridge loans to Wesco III are expected to be repaid by December 31, 2013.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

(6) Unsecured Debt and Lines of Credit

Unsecured debt and lines of credit consist of the following as of September 30, 2013 and December 31, 2012 ($ in thousands):

	September 30, 2013	December 31, 2012	Weighted Average Maturity In Years

Bonds private placement - fixed rate	$465,000	$465,000	5.5
Term loan - variable rate	350,000	350,000	3.4
Bonds public offering - fixed rate	594,883	297,084	9.2
Unsecured debt	1,409,883	1,112,084
Lines of credit	15,352	141,000	0.3
Total unsecured debt and lines of credit	$1,425,235	$1,253,084

Weighted average interest rate on fixed rate unsecured bonds	4.0%	4.2%
Weighted average interest rate on variable rate term loan	2.5%	2.7%
Weighted average interest rate on line of credit	2.2%	2.3%

In April 2013, the Company issued $300 million aggregate principal amount of its 3.25% Senior Notes due on May 1, 2023 and such amount is included in the line item “Bonds public offering-fixed rate”, in the table above.

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

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three and six months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Southern California	$67,114	$64,339	$199,177	$184,255
Northern California	54,755	43,605	158,614	127,797
Seattle Metro	27,212	23,559	79,443	67,436
Other real estate assets	3,864	3,015	11,084	9,154
Total property revenues	$152,945	$134,518	$448,318	$388,642

Net operating income:
Southern California	$44,084	$41,932	$132,983	$122,868
Northern California	37,822	29,572	109,567	87,740
Seattle Metro	18,047	15,411	52,453	44,481
Other real estate assets	2,429	2,530	7,673	6,399
Total net operating income	102,382	89,445	302,676	261,488

Management and other fees	2,957	3,072	9,139	8,312
Depreciation	(48,438)	(42,897)	(143,320)	(125,137)
General and administrative	(6,075)	(5,276)	(18,925)	(16,440)
Cost of management and other fees	(1,613)	(1,642)	(5,047)	(4,893)
Interest expense before amortization	(26,187)	(25,064)	(77,724)	(74,380)
Amortization expense	(3,005)	(2,927)	(8,937)	(8,681)
Interest and other income	2,387	3,003	9,326	10,869
Equity income from co-investments	40,802	3,547	52,295	8,998
Gain (loss) on early retirement of debt	(178)	(1,211)	846	(2,661)
Gain on sale of land	-	-	1,503	-
Gain on remeasurement of co-investment	-	-	-	21,947
Income from continuing operations	$63,032	$20,050	$121,832	$79,422

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Assets:
Southern California	$1,650,435	$1,675,265
Northern California	1,620,434	1,489,095
Seattle Metro	723,175	699,465
Other real estate assets	86,776	88,330
Net reportable operating segment - real estate assets	4,080,820	3,952,155
Real estate under development	45,804	66,851
Co-investments	674,075	571,345
Cash and cash equivalents, including restricted cash	55,994	42,126
Marketable securities	89,899	92,713
Notes and other receivables	67,628	66,163
Other non-segment assets	71,382	55,870
Total assets	$5,085,602	$4,847,223

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

(8)  Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$56,644	37,321	$1.52	$16,057	35,601	$0.45
Income from discontinued operations available to common stockholders	12,144	37,321	0.32	162	35,601	0.01
	68,788		$1.84	16,219		$0.46

Effect of Dilutive Securities (1)	54	116		-	99

Diluted:
Income from continuing operations available to common stockholders	56,698	37,437	$1.52	16,057	35,700	$0.44
Income from discontinued operations available to common stockholders	12,144	37,437	0.32	162	35,700	0.01
	$68,842		$1.84	$16,219		$0.45

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Income	Weighted Average Common Shares	Per Common Share Amount	Income	Weighted Average Common Shares	Per Common Share Amount
Basic:
Income before discontinued operations available to common stockholders	$106,337	37,207	$2.86	$66,129	34,736	$1.90
Income from discontinued operations available to common stockholders	12,600	37,207	0.34	9,890	34,736	0.29
	118,937		$3.20	76,019		$2.19

Effect of Dilutive Securities (1)	-	89		-	98

Diluted:
Income from continuing operations available to common stockholders (1)	106,337	37,296	2.85	$66,129	34,834	1.90
Income from discontinued operations available to common stockholders	12,600	37,296	0.34	9,890	34,834	0.28
	$118,937		$3.19	$76,019		$2.18

(1)	Weighted average convertible limited partnership units of 2,146,929 and 2,235,783, which include vested Series Z-1 incentive units, for the three months ended September 30, 2013, and 2012, respectively, and 2,126,204 and 2,239,987 for the nine months ended September 30, 2013 and 2012, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. Income allocated to convertible limited partnership units, which includes vested Series Z-1 units, aggregating $4.0 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $7.0 million and $5.2 million for the nine months ended September 30, 2013 and 2012, respectively, have been excluded from income available to common stockholders for the calculation of diluted income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 38,825 and 38,825 for the three and nine months ended September 30, 2013, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

Shares of Series G cumulative convertible preferred stock have been excluded in diluted earnings per share for the nine months ended September 30, 2013 as the effect was anti-dilutive.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

(9)  Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.29%.  These derivatives qualify for hedge accounting.

As of September 30, 2013 the Company also had ten interest rate cap contracts totaling a notional amount of $176.3 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for substantially all of the Company’s tax exempt variable rate debt.

As of September 30, 2013 and December 31, 2012 the aggregate carrying value of the interest rate swap contracts was a liability of $3.2 million and $6.6 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of September 30, 2013 and December 31, 2012, respectively.

(10)  Discontinued Operations

The Company classifies real estate as "held for sale" when the sale is considered to be probable. In August 2013, the Company sold Linden Square, located in Seattle, Washington, for $25.3 million resulting in a gain of $12.7 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Rental revenues	$385	$552	$1,578	$2,275
Property operating expenses	(151)	(236)	(573)	(997)
Depreciation and amortization	(49)	(144)	(342)	(533)
Income from real estate sold	185	172	663	745
Gain on sale	12,658	-	12,658	10,870
Internal disposition costs and taxes	-	-	-	(1,087)

Income from discontinued operations	$12,843	$172	$13,321	$10,528

(11)  Commitments and Contingencies

As of September 30, 2013, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080.  Ground lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under ground leases and operating leases, are approximately $1.7 million per year for the next five years.

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

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of The Huxley (formerly Fountain at La Brea) and The Dylan (formerly Santa Monica at La Brea) communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for The Huxley and The Dylan.  The outstanding balance for the loans is included in the debt line item in the summarized balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related to the total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of September 30, 2013 was $88.9 million based on the aggregate outstanding debt amount.

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

As of September 30, 2013, the Company had ownership interests in 163 apartment communities, comprising 34,416 apartment units, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in five commercial buildings with approximately 323,600 square feet.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2013, the Company’s development pipeline was comprised of two consolidated projects under development, nine unconsolidated joint venture projects under development, and one consolidated predevelopment project, all aggregating 2,701 units, with total incurred costs of $618.2 million, and estimated remaining project costs of approximately $484.8 million for total estimated project costs of $1.1 billion.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2013		As of September 30, 2012
	Apartment Units	%	Apartment Units	%
Southern California	13,656	46%	13,656	48%
Northern California	9,427	32%	8,332	29%
Seattle Metro	6,645	22%	6,508	23%
Total	29,728	100%	28,496	100%

Co-investments, including Essex Apartment Value Fund II, L.P. ("Fund II"), and Wesco I, LLC ("Wesco I")  and Wesco III, LLC ("Wesco III")  communities, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Index
Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended September 30, 2013 and 2012) decreased 30 basis points to 95.7% as of September 30, 2013 from 96.0% as of September 30, 2012.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

Market rates are determined using the recently signed effective rates on new leases at the property and are used as the starting point in the determination of the market rates of vacant units.  The Company may increase or decrease these rates based on the supply and demand in the apartment community’s market.  The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates, as disclosed by other REITs, may not be comparable to the Company’s calculation of financial occupancy.

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,
	2013	2012
Southern California	95.7%	95.9%
Northern California	95.8%	96.4%
Seattle Metro	95.8%	95.7%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2013	2012	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	60	$59,854	$57,382	$2,472	4.3%
Northern California	35	46,838	43,096	3,742	8.7
Seattle Metro	29	23,663	21,865	1,798	8.2
Total Quarterly Same-Property revenues	124	130,355	122,343	8,012	6.5
Quarterly Non-Same Property Revenues (1)		22,590	12,175	10,415	85.5
Total property revenues		$152,945	$134,518	$18,427	13.7%

(1)	Includes thirteen communities acquired after January 1, 2012, two redevelopment communities and one commercial building.

Index
Quarterly Same-Property Revenues increased by $8.0 million or 6.5% to $130.4 million in the third quarter of 2013 from $122.3 million in the third quarter of 2012.  The increase was primarily attributable to an increase in scheduled rents of $7.7 million as reflected in an increase of 6.4% in average rental rates from $1,519 per unit in the third quarter of 2012 to $1,616 per unit in the second quarter of 2013.  Scheduled rents increased by 4.2%, 8.7%, and 7.8% in Southern California, Northern California, and Seattle Metro, respectively.  Quarterly Same-Property financial occupancy decreased 30 basis points from the third quarter of 2012 which offset the increase in Quarterly Same-Property Revenues by $0.8 million.  On a sequential basis the Company experienced Quarterly Same-Property revenue growth from the second quarter of 2013 to the third quarter of 2013 of $2.9 million or 2.3%, resulting from sequential revenue growth in all three regions mainly driven by a 2.4% increase in scheduled rents and an offset by a decrease of 40 basis points in occupancy compared to the second quarter of 2013.

Quarterly Non-Same Property Revenues increased by $10.4 million or 85.5% to $22.6 million in the third quarter of 2013 from $12.2 million in the third quarter of 2012.  The increase was primarily due to revenue generated from thirteen communities acquired or consolidated since January 1, 2012 (Reed Square, Essex Skyline at MacArthur Place, Park Catalina, The Huntington, Montebello, Park West, Domaine, Ascent, Willow Lake, Bennett Lofts, Annaliese, Fox Plaza and Slater 116).

Management and other Fees decreased by $0.1 million in the third quarter of 2013 as compared to the third quarter of 2012.  The decrease is primarily due to a reduction of $0.7 million in asset and property management fees from the sale of eight Fund II communities since the fourth quarter of 2012.  Four communities owned by Fund II were sold in the third quarter of 2013, and the remaining two communities are expected to be sold in the 2014. The decrease was offset by asset and property management fees earned from Wesco I and III co-investments formed during 2012, and development fees earned from the joint ventures formed in 2012 and 2013 to develop Epic, Connolly Station, Elkhorn, Mosso I and II, The Huxley, The Dylan, The Village, and One South Market.

Property operating expenses, excluding real estate taxes increased $3.2 million or 9.9% to $36.0 million in the third quarter of 2013 from $32.8 million in the third quarter of 2012, primarily due to the acquisition of thirteen communities.  Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $0.4 million or 1.3% for the third quarter of 2013 compared to the third quarter of 2012, due to a $0.2 million increase in utility expense and administrative costs.

Real estate taxes increased by $2.3 million or 18.3% for the third quarter of 2013 compared to the third quarter of 2012, due primarily to the acquisition of thirteen communities.  Quarterly Same-Property real estate taxes increased by $0.8 million or 7.1% for third quarter of 2013 compared to the third quarter of 2012 due to $0.3 million or a 17.7% increase in property taxes for the Seattle Metro due to higher assessed values for 2013, and an increase of 2% in property taxes for the majority of the properties located in California.

Depreciation expense increased by $5.5 million or 12.9% for the third quarter of 2013 compared to the third quarter of 2012, due to the acquisition of thirteen communities.  Also, the increase is due to the capitalization of approximately $75.0 million in additions to rental properties through the third quarter of 2013, including $32.5 million spent on redevelopment, and $14.4 million on improvements to recent acquisitions, and the capitalization of approximately $97.9 million in additions to rental properties in 2012, including $40.2 million spent on redevelopment, $13.7 million spent on improvement to recent acquisitions, and $7.7 million spent on revenue generating capital expenditures.

General and administrative expense increased $0.8 million or 15.1% for third quarter of 2013 compared to the third quarter of 2012 primarily due to annual compensation increases for merit, investments in technology, and the addition of staff.

Interest expense before amortization increased $1.1 million or 4.5% for third quarter of 2013 compared to the third quarter of 2012 due to an increase in average outstanding debt for the funding of 2012 and 2013 acquisitions and development pipeline.

Interest and other income decreased by $0.6 million for the third quarter of 2013 compared to 2012 primarily due to a decrease in interest income in 2013 due to the repayment of $30.5 million of three note receivables in the first half of 2013.

Equity income in co-investments increased $37.3 million in the third quarter of 2013 compared to the third quarter of 2012 primarily due to the Company’s share of the gain on the sale of four Fund II communities, net of internal disposition costs, of $36.4 million and $0.4 million income earned from the restructuring of a preferred equity investment.  Additionally, equity income increased with our share of income earned from four communities acquired by the Wesco joint ventures in the second half of 2012 and two communities in the second quarter of 2013.

Index
The increase in equity income in the third quarter of 2013 from the Wesco joint ventures communities were offset by the sale of four Fund II communities sold in the third quarter of 2013.

Income from discontinued operations increased by $12.7 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and such increase is primarily due to the a gain of $12.7 million from the sale of Linden Square along with the operating results for the property.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Our average financial occupancies for the Company’s stabilized apartment communities or “2013/2012 Same-Property” (stabilized properties consolidated by the Company for the nine months ended September 30, 2013 and 2012) decreased 30 basis points to 96.1% for the nine months ended September 30, 2013 from 96.4% for the nine months ended September 30, 2012.

The regional breakdown of the Company’s 2013/2012 Same-Property portfolio for financial occupancy for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended September 30,
	2013	2012
Southern California	96.0%	96.2%
Northern California	96.3%	96.8%
Seattle Metro	96.1%	96.2%

The following table provides a breakdown of revenue amounts, including revenues attributable to the 2013/2012 Same-Property portfolio:

		Nine Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2013	2012	Change	Change
Property Revenues (dollars in thousands)
2013/2012 Same-Properties:
Southern California.	60	$177,538	$170,314	$7,224	4.2%
Northern California	35	136,835	126,560	10,275	8.1
Seattle Metro	29	69,146	64,234	4,912	7.6
Total 2013/2012 Same-Property revenues	124	383,519	361,108	22,411	6.2
2013/2012 Non-Same Property Revenues (1)		64,799	27,534	37,265	135.3
Total property revenues		$448,318	$388,642	$59,676	15.4%

(1)	Includes thirteen communities acquired after January 1, 2012, two redevelopment communities and one commercial building.

2013/2012 Same-Property Revenues increased by $22.4 million or 6.2% to $383.5 million for the nine months ended September 30, 2013 from $361.1 million for the nine months ended September 30, 2012.  The increase was primarily attributable to an increase in scheduled rents of $22.0 million as reflected in an increase of 6.2% in average rental rates from $1,489 per unit for the nine months ended September 30, 2012 to $1,582 per unit for the nine months ended September 30, 2013.  Scheduled rents increased by 4.1%, 8.4%, and 7.8% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income also increased $1.8 million, compared to the nine months ended September 30, 2012.  2013/2012 Same-Property financial occupancy decreased 30 basis points from the first nine months ended September 30, 2012 which offset the increase in 2013/2012 Same-Property Revenues by $2.5 million.  Vacancy loss increased $0.7 million, due to additional redevelopment activity at the properties compared to the nine months ended September 30, 2012.

2013/2012 Non-Same Property Revenues increased by $37.3 million or 135% to $64.8 million for the nine months ended September 30, 2013 from $27.5 million for the nine months ended September 30, 2012.  The increase was primarily due to revenue generated from thirteen communities acquired or consolidated since January 1, 2012 (Reed Square, Essex Skyline at MacArthur Place, Park Catalina, The Huntington, Montebello, Park West, Domaine, Ascent, Willow Lake, Bennett Lofts, Annaliese, Fox Plaza and Slater 116).

Index
Management and other fees increased by $0.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  The increase is primarily due to the asset and property management fees earned from Wesco I and III co-investments formed during 2012, and development fees earned from the development joint ventures formed in 2013 and 2012 to develop Epic, Expo, Connolly Station, Elkhorn, Mosso I and II, The Huxley, The Dylan, The Village, and One South Market.  The increase in management fees was offset by a reduction of $1.5 million in asset and property management fees from the sale of eight Fund II communities since the fourth quarter of 2012.  Four communities owned by Fund II were sold in the third quarter of 2013, and the remaining two communities are expected to be sold in 2014.

Property operating expenses, excluding real estate taxes increased $11.0 million or 11.9% to $102.8 million for the nine months ended September 30, 2013 from $91.8 million for the nine months ended September 30, 2012, primarily due to the acquisition of thirteen communities.  2013/2012 Same-Property operating expenses, excluding real estate taxes, increased by $2.8 million or 3.3% for the nine months ended September 30, 2013 compared to the same period in 2012, due to a $1.2 million increase in repairs and maintenance expense, a $0.8 million increase in administrative costs and a $0.7 million increase in utility expense.

Real estate taxes increased by $7.5 million or 21.3% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due primarily to the acquisition of thirteen communities.  2013/2012 Same-Property real estate taxes increased by $2.2 million or 6.8% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to $1.2 million or a 21.4% increase in property taxes for the Seattle Metro due to higher assessed values for 2013, and an increase of 2% in property taxes for the majority of the properties located in California.

Depreciation expense increased by $18.2 million or 14.5% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to the acquisition of thirteen communities.  Also, the increase is due to the capitalization of approximately $75.0 million in additions to rental properties through the third quarter of 2013, including $32.5 million spent on redevelopment, and $14.4 million on improvements to recent acquisitions, and the capitalization of approximately $97.9 million in additions to rental properties in 2012, including $40.2 million spent on redevelopment, $13.7 million spent on improvement to recent acquisitions, and $7.7 million spent on revenue generating capital expenditures.

General and administrative expense increased $2.5 million or 15.1% for nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to annual compensation increases for merit, investments in technology, and the addition of staff.

Interest expense before amortization increased $3.3 million or 4.5% for nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to an increase in average outstanding debt for the funding of 2012 and 2013 acquisitions and development pipeline.

Interest and other income decreased by $1.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to $2.3 million of promote income earned from achieving certain performance hurdles related to the Essex Skyline co-investment and the sale of marketable securities for a gain of $0.5 million for the nine months ended September 30, 2012, compared to a gain of $1.8 million earned from the sale of marketable securities in the nine months ended September 30, 2013, and lower interest income in 2013 due to the repayment of $30.5 million of three note receivables in the first half of 2013.

Equity income (loss) in co-investments increased $43.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to the Company’s share of the gain on the sale of five Fund II communities, net of internal disposition costs, of $38.8 million and $0.9 million income earned from the early prepayment of a preferred equity investments in 2013.  Additionally, equity income increased with income earned from four communities acquired by the Wesco joint ventures in the second half of 2012 and two communities in the second quarter of 2013.  The increase in equity income in 2013 by the Wesco joint ventures were offset by the sale of eight Fund II communities since the fourth quarter of 2012 and four communities sold in the third quarter of 2013.

Gain (loss) on early retirement of debt was a gain of $0.8 million for the nine months ended September 30, 2013 compared to a loss of $2.7 million for the nine months ended September 30, 2012.  In the second quarter of 2013, a gain of $1.5 million was earned from the redemption of the Mello Roos bonds related to one community.  This gain was offset by $0.6 million of losses incurred from the prepayment of three secured debt loans in the nine months ended September 30, 2013.

Index
Gain on remeasurement of co-investment of $21.9 million for the first nine months of September 30, 2012 was due to the Company’s acquisition of the joint venture partner’s membership interest in Essex Skyline at MacArthur Place which the Company subsequently consolidated.  Upon consolidation, a gain was recorded equal to the amount by which the fair value of the Company’s noncontrolling interest exceeded its carrying value.

Income from discontinued operations for the first nine months of September 30, 2013 was $13.3 million and included a gain of $12.7 million from the sale of Linden Square.  Income for discontinued operations for the nine months ended September 30, 2012 included a gain of $9.8 million, net of internal disposition costs from the sale of Tierra del Sol/Norte and Alpine Country.  The operating results for these properties, are recorded in the respective periods that the Company owned such assets.

Liquidity and Capital

As of November 1, 2013, Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

As of September 30, 2013, the Company had $9.5 million of unrestricted cash and cash equivalents and $89.9 million in marketable securities, of which $33.2 million were available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two lines of unsecured credit aggregating $625.0 million.  As of September 30, 2013 there was no balance outstanding on the $600 million unsecured line.  The underlying interest rate on the $600 million line is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR + 1.075% as of September 30, 2013.  This facility matures in December 2015 with two one-year extensions, exercisable by the Company.  The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2014, with a one year extension option.  As of September 30, 2013, there was a $15.4 million outstanding balance on the $25 million unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 1.075%.

On March 29, 2013, the Company entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc., which superseded the equity distribution agreements entered into in March 2012 with Cantor Fitzgerald & Co, KeyBanc Capital Markets Inc., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc.  For the nine months ended September 30, 2013, the Company sold 817,445 shares of common stock for $122.9 million, net of commissions, at an average per share price of $151.82.  During the third quarter of 2013 and October 2013, the Company did not sell any shares of common stock.  Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to potentially acquire, develop, or redevelop properties, which primarily will be apartment communities, to make other investments and for working capital or general corporate purposes, which may include the repayment of indebtedness.  As of November 1, 2013, the Company may sell an additional 5,000,000 shares under the current equity distribution program.

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

As of September 30, 2013, the Company’s mortgage notes payable totaled $1.5 billion which consisted of $1.3 billion in fixed rate debt with interest rates varying from 4.3% to 6.4% and maturity dates ranging from 2014 to 2021 and $187.2 million of tax exempt variable rate debt with a weighted average interest rate of 1.6%.  The tax-exempt variable rate demand notes have maturity dates ranging from 2013 to 2039, and $176.3 million are subject to interest rate caps.

Index
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

As of September 30, 2013 and December 31, 2012 the aggregate carrying value of the interest rate swap contracts was a liability of $3.2 million and $6.6 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of September 30, 2013 and December 31, 2012, respectively.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of September 30, 2013, the Company had two consolidated development projects, and nine unconsolidated joint venture development projects aggregating 2,501 units for an estimated cost of $1.09 billion, of which $484.8 million remains to be expended.

The Company had one predevelopment project aggregating 200 units with an aggregate carrying value of $11.5 million as of September 30, 2013.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of December 31, 2012, owned seven apartment communities.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.  Seven communities were sold during 2012 from Fund II, five additional properties were sold through September 2013, and the Company expects to sell the remaining two communities in 2014.  The Company has exercised its one-year extension option which provides for the liquidation of Fund II by September 2014.  In July 2013, Fund II repaid the Company for $42.4 million in short-term bridge loans at LIBOR + 1.75% from the proceeds from the sale of two properties.

Wesco I is a 50/50 programmatic joint venture with an institutional partner formed in 2011 for a total equity commitment of $300.0 million.  Each partner’s equity commitment is $150.0 million.  Wesco I utilizes debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $150.0 million to Wesco I, and as of September 30, 2013, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of $667.6 million.

Index
Wesco III is a 50/50 programmatic joint venture with an institutional partner formed in 2012 for a total equity commitment of $120.0 million.  Each partner’s commitment is $60.0 million.  Wesco III utilizes debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $38.4 million to Wesco III, and as of September 30, 2013, Wesco III owned three apartment communities with 657 units with an aggregate carrying value of $162.3 million.

In March 2013, Wesco III repaid a $26.0 million short-term bridge loan.  Wesco III used the proceeds from a $27.3 million loan secured by Haver Hill at 3.1% for a term of seven years to repay the bridge loan.  In the second quarter of 2013, the Company provided short-term bridge loans to Wesco III of $56.8 million at a rate of LIBOR + 2.50% to assist with the purchase of Regency at Mountain View and Gas Company Lofts apartment communities.  The bridge loans to Wesco III are expected to be repaid by the end of the fourth quarter when secured financing is originated for these properties.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during the next twelve months, expectations as to the sources for funding the Company’s development and redevelopment pipeline, the timing and proceeds of the sale of the Fund II properties, repayments of bridge loans and statements regarding the Company's financing activities.

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

Index
The following table sets forth the Company’s calculation of FFO and Core FFO for the three and nine months ended September 30, 2013 and 2012 (in thousands except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income available to common stockholders	$68,788	$16,219	$118,937	$76,019
Adjustments:
Depreciation and amortization	48,487	43,041	143,662	125,669
Gains not included in FFO, net of internal disposition costs	(49,044)	-	(51,410)	(31,730)
Depreciation add back from unconsolidated co-investments, and add back convertible preferred dividend - Series G	3,723	3,352	11,342	11,102
Noncontrolling interests related to Operating Partnership units	3,989	1,077	7,037	5,169
Depreciation attributable to noncontrolling interest	(327)	(312)	(981)	(904)
Funds from operations	$75,616	$63,377	$228,587	$185,325

Funds from operations per share - diluted	$1.91	$1.67	$5.79	$4.99

Non-core items:
Loss (gain) on early retirement of debt	178	1,211	(846)	2,661
Income from early redemption of preferred equity investments	(412)	-	(1,358)	-
Acquisition costs	237	277	792	775
Gain on sales of marketable securities and note prepayment	-	-	(2,611)	(521)
Gain on sale of land	-	-	(1,503)	-
Co-investment promote income	-	-	-	(2,299)
Core FFO	$75,619	$64,865	$223,061	$185,941
Core FFO per share-diluted	$1.91	$1.71	$5.65	$5.01
Weighted average number shares outstanding diluted (1)	39,583,912	37,969,407	39,456,163	37,108,021

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Earnings from operations	$49,213	$42,702	$144,523	$123,330
Adjustments:
General and administrative	6,075	5,276	18,925	16,440
Cost of management and other fees	1,613	1,642	5,047	4,893
Depreciation	48,438	42,897	143,320	125,137
Management and other fees	(2,957)	(3,072)	(9,139)	(8,312)
NOI	102,382	89,445	302,676	261,488
Less: Non same-property NOI	(14,130)	(8,044)	(41,055)	(17,304)
Same-property NOI	$88,252	$81,401	$261,621	$244,184

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of September 30, 2013, the Company has entered into ten interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the variable rate five-year unsecured term debt.  As of September 30, 2013, the Company also had $187.2 million of variable rate indebtedness, of which $176.3 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of September 30, 2013.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of September 30, 2013.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2013.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2016-2017	$(3,161)	$1,865	$(7,334)
Interest rate caps	176,324	2013-2018	-	66	3
Total cash flow hedges	$476,324	2013-2018	$(3,161)	$1,931	$(7,331)

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

For the Years Ended	2013		2014	2015	2016		2017		Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$-		47,179	67,837	162,459		223,389		1,867,326		$2,368,190	$2,428,485
Average interest rate	-		5.2%	5.2%	4.5%		5.5%		5.1%		5.1%
Variable rate debt	$19,420	(1)	15,352	-	200,000	(2)	150,000	(2)	167,794	(1)	$552,566	$532,894
Average interest rate	1.3%		2.2%	-	2.5%		2.5%		1.6%		2.2%

(1) $176.3 million subject to interest rate caps.
(2) $300.0 million subject to interest rate swap agreements.

The table incorporates only those exposures that exist as of September 30, 2013; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting, that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of September 30, 2013, no potential liabilities for mold and other environmental liabilities are quantifiable and an estimate of possible loss cannot be made.

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

Item 6: Exhibits

A.	Exhibits

10.1	Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan*

10.2	Company’s Non-Employee Director Equity Award Program and forms of equity award agreements thereunder*

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: November 1, 2013

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)