Form 10-K
period 2013-12-31
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2014-02-26
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _____________
Commission file number:   1-13106 (Essex Property Trust, Inc.)
Commission file number:   333-44467-01 (Essex Portfolio, L.P.)

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
(Exact name of Registrant as Specified in its Charter)

Maryland (Essex Property Trust, Inc.) California (Essex Portfolio, L.P.)	77-0369576 (Essex Property Trust, Inc.) 77-0369575 (Essex Portfolio, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

925 East Meadow Drive
Palo Alto, California    94303
(Address of Principal Executive Offices including Zip Code)
(650) 494-3700
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value (Essex Property Trust, Inc.)	New York Stock Exchange

7.125% Series H Cumulative Redeemable Preferred Stock (Essex Property Trust, Inc.)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Essex Property Trust, Inc. Yes ☒ No ☐	Essex Portfolio, L.P. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Essex Property Trust, Inc. Yes ☐ No ☒	Essex Portfolio, L.P. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Essex Property Trust, Inc. Yes ☒ No ☐	Essex Portfolio, L.P. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Essex Property Trust, Inc. Yes ☒ No ☐	Essex Portfolio, L.P. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

Essex Property Trust, Inc. ☐	Essex Portfolio, L.P. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Essex Property Trust, Inc.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Essex Portfolio, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Essex Property Trust, Inc. Yes ☐ No ☒	Essex Portfolio, L.P. Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $5,855,449,673.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes.

As of February 24, 2014, 38,606,706 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be filed within 120 days of December 31, 2013.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Essex Property Trust, Inc and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “ESS” mean Essex Property Trust, a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT ”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership” ). References to the “Company,” “we,” “us” or “our” mean collectively ESS, EPLP and those entities/subsidiaries owned or controlled by ESS and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

ESS is the general partner of, and as of December 31, 2013 owned an approximate 94.6% ownership interest in EPLP.  The remaining 5.4% interest is owned by limited partners. As the sole general partner of EPLP, ESS has exclusive control of EPLP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and ESS contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ESS receives a number of OP Units (see definition below) in the Operating Partnership equal to the number of shares of common stock it has issued in the equity offering.  Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership, which is one of the reasons why the Company is structured in the manner shown above. Based on the terms of EPLP's partnership agreement, OP Units can be exchanged with ESS common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ESS and shares of common stock.

The Company believes that combining the reports on Form 10-K of ESS and EPLP into this single report provides the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates the Company and the Operating Partnership as one business. The management of ESS consists of the same members as the management of EPLP.

All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and ESS has no material assets, other than its investment in EPLP. ESS's primary function is acting as the general partner of EPLP.  As general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements.  ESS also issues equity from time to time and guarantees certain debt of EPLP, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for additional limited partnership interests in the Operating Partnership (“OP Units”) (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

The Company believes it is important to understand the few differences between ESS and EPLP in the context of how ESS and EPLP operate as a consolidated company.  Shareholders' equity, partners' capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's consolidated financial statements and as noncontrolling interests in the Company's consolidated financial statements. The noncontrolling interests in the Operating Partnership's consolidated financial statements include the interests of unaffiliated partners in various consolidated partnerships and development joint venture partners. The noncontrolling interests in the Company's  consolidated financial statements include (i) the same noncontrolling interests as presented in the Operating Partnership’s consolidated financial statements and (ii) limited partner OP Unit holders of the Operating Partnership. The differences between stockholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

iii

To help investors understand the significant differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of shareholders' equity or partners' capital, earnings per share/unit; as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

In order to highlight the differences between the Company and the Operating Partnership, the separate sections in this report for the Company and the Operating Partnership specifically refer to the Company and the Operating Partnership. In the sections that combine disclosure of the Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the Company is one business and the Company operates that business through the Operating Partnership. The separate discussions of the Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

iv

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
2013 ANNUAL REPORT ON FORM 10-K

v

PART I
Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section, “Forward Looking Statements.”  Actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including Item in 1A, Risk Factors of this Form 10-K.

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex” or the “Company”) is a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”).  The Company owns all of its interest in its real estate investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership” or “EPLP”).  The Company is the sole general partner of the Operating Partnership and as of December 31, 2013 owns a 94.6% general partnership interest.   In this report, the terms “Essex” or the “Company” also refer to Essex Property Trust, Inc., its Operating Partnership and those entities owned or controlled by the Operating Partnership.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities.  As of December 31, 2013, the Company owned or held an interest in 164 communities, aggregating 34,079 units, located along the West Coast, as well as four commercial buildings (totaling approximately 315,900 square feet), and eleven active development projects with 2,501 units in various stages of development (collectively, the “Portfolio”).

The Company’s website address is http://www.essexpropertytrust.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are available, free of charge, on its website as soon as practicable after the Company files the reports with the U.S. Securities and Exchange Commission (“SEC”).

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

Business Strategies

Research Driven Approach to Investments – The Company believes that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge.  The Company continually assesses markets where the Company operates, as well as markets where the Company considers future investment opportunities by evaluating the following:

•	Focus on markets in major metropolitan areas that have regional population in excess of one million;
•	Constraints on new supply driven by: (i) low availability of developable land sites where competing housing could be economically built; (ii) political growth barriers, such as protected land, urban growth boundaries, and potential lengthy and expensive development permit processes; and (iii) natural limitations to development, such as mountains or waterways;
•	Rental demand is enhanced by affordability of rents relative to costs of for-sale housing; and
•	Housing demand that is based on job growth, proximity to jobs, high median incomes and the quality of life including related commuting factors.

Recognizing that all real estate markets are cyclical, the Company regularly evaluates the results of its regional economic, and local market research, and adjusts the geographic focus of its portfolio accordingly.  The Company seeks to increase its Portfolio allocation in markets projected to have the strongest local economies and to decrease such allocations in markets projected to have declining economic conditions.  Likewise, the Company also seeks to increase its Portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields.

Property Operations – The Company manages its communities by focusing on activities that may generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation.  The Company intends to achieve this by utilizing the strategies set forth below:

•	Property Management – Oversee delivery of and quality of the housing provided to our residents and manage the properties financial performance.
•	Capital Preservation –Asset Management is responsible for the planning, budgeting and completion of major capital improvement projects at the Company’s communities.
•	Business Planning and Control – Comprehensive business plans are implemented in conjunction with every investment decision. These plans include benchmarks for future financial performance, based on collaborative discussions between on-site managers and senior management.
•	Development and Redevelopment – The Company focuses on acquiring and developing apartment communities in supply constrained markets, and redeveloping its existing communities to improve the financial and physical aspects of the Company’s communities.

CURRENT BUSINESS ACTIVITIES

Summary of Proposed Merger with BRE Properties, Inc.

The board of directors of Essex Property Trust, Inc. and the board of directors of BRE Properties, Inc. have each unanimously approved an Agreement and Plan of Merger, dated as of December 19, 2013, as it may be amended from time to time, which we refer to as the merger agreement, by and among Essex, Bronco Acquisition Sub, Inc., a direct wholly owned subsidiary of Essex, which we refer to as Merger Sub, and BRE.  On February 5, 2014, Bronco Acquisition Sub, Inc. changed its name to BEX Portfolio, Inc.  Pursuant to the merger agreement, Essex and BRE will combine through a merger of BRE with and into Merger Sub, with Merger Sub surviving the merger.  The combined company, which we refer to as the Combined Company, will retain the name “Essex Property Trust, Inc.” and will continue to trade on the New York Stock Exchange, or NYSE, under the symbol “ESS.” The executive officers of Essex immediately prior to the effective time of the merger will continue to serve as the executive officers of the Combined Company, with Michael J. Schall continuing to serve as the President and Chief Executive Officer of the Combined Company. The obligations of Essex and BRE to effect the merger are subject to the satisfaction or waiver of certain customary conditions set forth in the merger agreement (including the applicable approvals of each company’s stockholders).

If the merger is completed pursuant to the merger agreement, each share of BRE common stock outstanding immediately prior to the effective time of the merger will convert into the right to receive (i) 0.2971 shares of Essex common stock and (ii) $12.33 in cash, without interest, which we collectively refer to as the merger consideration, each subject to certain adjustments provided for in the merger agreement and subject to any applicable withholding tax.  As explained in more detail in the joint proxy statement/prospectus filed with a registration statement on Form S-4 filed with the SEC on January 29, 2014, by Essex (as the same may thereafter be amended), the cash amount of the merger consideration will be reduced to the extent a special distribution is authorized and declared to be paid to BRE stockholders of record as of the close of business on the business day immediately prior to the effective time of the merger as a result of any applicable asset sale (as described in the joint proxy statement/prospectus). Essex stockholders will continue to hold their existing shares of Essex common stock. The exchange ratio and cash amount will not be adjusted to reflect changes in the price of Essex common stock or the price of BRE common stock occurring prior to the completion of the merger. Based on the closing price of Essex common stock on the NYSE of $147.70 on December 18, 2013, the last trading date before the announcement of the proposed merger, the merger consideration (based on the value of $43.88 in Essex common stock plus the $12.33 in cash per share) represented approximately $56.21 for each share of BRE common stock.  The value of the merger consideration will fluctuate with changes in the market price of Essex common stock. The cash portion of the merger consideration will be reduced by the amount of any special distribution in connection with or as a result of any applicable asset sale.

Upon completion of the merger, we estimate that continuing Essex stockholders will own approximately 62% of the issued and outstanding common stock of the Combined Company, and former BRE stockholders will own approximately 38% of the issued and outstanding common stock of the Combined Company.

In connection with the proposed merger, Essex and BRE will each hold a special meeting of their respective stockholders.  At the Essex special meeting, Essex stockholders will be asked to vote on (i) a proposal to approve the issuance of Essex common stock to BRE stockholders in the merger and (ii) a proposal to approve one or more adjournments of the meeting to another date, time or place, if necessary or appropriate, to solicit additional proxies in favor of the proposal to approve the issuance of shares of Essex common stock to BRE stockholders in the merger.  At the BRE special meeting, BRE stockholders will be asked to vote on (i) a proposal to approve the merger and the other transactions contemplated by the merger agreement, (ii) an advisory (non-binding) proposal to approve certain compensation that may be paid or become payable to the named executive officers of BRE in connection with the merger, and (iii) a proposal to approve one or more adjournments of the meeting to another date, time or place, if necessary or appropriate, to solicit additional proxies in favor of the proposal to approve the merger and the other transactions contemplated by the merger agreement.

The merger agreement may also be terminated prior to the effective time of the merger by either BRE or Essex under certain conditions, including if the merger has not been consummated on or before June 17, 2014.

Acquisitions of Real Estate

Acquisitions are an important component of the Company’s business plan, and during 2013, the Company and its co-investments acquired ownership interests in eight communities comprising of 1,472 units for $462.5 million.  The following is a summary of 2013 acquisitions ($ in millions):

			Essex Ownership			Purchase
Property Name	Location	Units	Percentage	Ownership	Date	Price
Fox Plaza Apartments	San Francisco, CA	444	100%	EPLP	Q1 2013	$135.0
Bennett Lofts (formerly Q Lofts) (1)	San Francisco, CA	34	100%	EPLP	Q1 2013	22.2
Annaliese	Seattle, WA	56	100%	EPLP	Q1 2013	19.0
Gas Company Lofts	Los Angeles, CA	251	50%	Wesco III	Q2 2013	71.0
Regency at Mountain View	Mountain View, CA	142	50%	Wesco III	Q2 2013	42.5
Slater 116	Kirkland, WA	108	100%	EPLP	Q3 2013	29.6
Domain	San Diego, CA	379	100%	EPLP	Q4 2013	121.0
Vox	Seattle, WA	58	100%	EPLP	Q4 2013	22.2
Total 2013		1,472				$462.5

(1)	The 147 unit apartment community was acquired in two phases for $96.0 million. Approximately 75% was acquired in December 2012 with the remainder in January 2013.

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

During 2013, the Company sold three apartment communities, Linden Square, Cambridge, and Brentwood for a total of $57.5 million, resulting in total gains on the transactions of $29.2 million.

During the second quarter 2013, Essex Apartment Value Fund II, L.P. (“Fund II”) sold Morning Run for a total of $26.4 million. In connection with the sale, Fund II incurred a prepayment penalty on debt of which the Company’s pro rata share was $0.2 million. In the third quarter 2013, Fund II sold four properties for gross proceeds of $294.0 million. In connection with the sales in the third quarter, Fund II incurred prepayment penalties on debt of which the Company’s pro rata share was $0.2 million. The total gains on the transactions in 2013 were $146.8 million, of which the Company’s pro-rata share was $38.8 million net of internal disposition costs. The two remaining properties in the Fund II portfolio are expected to be sold in 2014.

Also in 2013, the Company sold a land parcel held for future development located in Palo Alto, California for $9.1 million, resulting in a gain of $1.5 million.

Development Pipeline

The Company defines development projects as new communities that are in various stages of active development, or are in the process of leasing activities prior to stabilization.  As of December 31, 2013, the Company had two consolidated development projects and nine joint venture development projects comprised of 2,501 units for an estimated cost of $1.1 billion, of which $407.0 million remains to be expended.

The Company defines the predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects.  As of December 31, 2013, the Company had one consolidated predevelopment project comprised of 200 units.  The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline:

		Essex		As of 12/31/13 ($ in millions)
		Ownership		Incurred	Estimated
Development Pipeline	Location	%	Units	Project Cost	Project Cost(1)
Development Projects - Consolidated
The Emme (formerly 64th & Christie)	Emeryville, CA	100%	190	$34.1	$61.6
The Avery (2)	Los Angeles, CA	100%	121	2.5	37.6
Total - Consolidated Development Projects			311	36.6	99.2

Development Projects - Joint Venture
Epic - Phase II	San Jose, CA	55%	289	87.1	97.3
Epic - Phase III	San Jose, CA	55%	200	28.0	96.3
Connolly Station	Dublin, CA	55%	309	88.6	94.5
The Huxley	West Hollywood, CA	50%	187	71.8	75.0
The Dylan	West Hollywood, CA	50%	184	64.6	75.4
Mosso I and Mosso II	San Francisco, CA	55%	463	191.2	250.0
Park 20 (formerly Elkhorn)	San Mateo, CA	55%	197	47.8	76.1
One South Market	San Jose, CA	55%	312	30.9	145.1
The Village	Walnut Creek, CA	50%	49	36.3	81.0
Total - Joint Venture Development Projects			2,190	646.3	990.7

Predevelopment Projects - Consolidated
City Centre	Moorpark, CA	100%	200	11.6	11.6
Other Projects	various	100%	-	2.2	2.2
Total - Predevelopment Projects			200	13.8	13.8

Grand Total - Development and Predevelopment Pipeline			2,701	$696.7	$1,103.7

(1)	Includes incurred costs and estimated costs to complete these development projects.
(2)	The Company invested $1.0 million and has incurred $1.5 million of additional internal costs as part of an agreement to purchase the property upon receipt of certificate of occupancy for total estimated cost of $37.6 million, which is expected in the first quarter of 2014.

In April 2013, the Company stabilized Expo, a 275 unit community in Seattle, Washington with total costs of approximately $66.9 million.  The Company has a 50% interest in this joint venture.

Redevelopment Pipeline

The Company defines redevelopment pipeline as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2013, the Company had ownership interests in five redevelopment communities aggregating 1,312 apartment units with estimated redevelopment costs of $124.7 million, of which approximately $86.1 million remains to be expended.

Long Term Debt

During 2013, the Company repaid $103.7 million in secured debt including secured mortgage debt totaling $84.3 million at an average interest rate of 5.4% and $19.4 million of tax-exempt bonds.  In addition, the Company repaid $14.2 million of Mello Roos bonds related to one property.  The Company replaced the construction loan on Expo with a seven year, $45.0 million term loan. The loan has a variable interest rate of LIBOR plus 1.50% and in connection with the loan the Company entered into a $45.0 million interest rate swap to fix the rate to 3.7% for the entire seven year period.

In April 2013, the Company issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and is payable on May 1st and November 1st of each year, beginning November 1, 2013 (the 2023 Notes).  The 2023 Notes were offered to investors at a price of 99.152% of par value.  The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. The carrying value of the 2023 Notes, net of discount was $297.7 million as of December 31, 2013.

Bank Debt

As of December 31, 2013, Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

In December 2013, in connection with the BRE merger, the Company obtained committed financing up to $1.0 billion (the “bridge loan”) which is available if needed to fund the cash portion of the purchase price.   The bridge loan facility is structured as a 364-day unsecured loan facility available in a single draw on the closing date of the merger. The company is exploring several alternatives to fund the cash needs of the transaction including asset sales, joint ventures or new financing.

In January 2014, the Company increased the capacity of the unsecured line of credit facility from $600.0 million to $1.0 billion and included an accordion feature pursuant to which the Company could expand to $1.5 billion. This facility matures in December 2017 with one 18-month extension option. The new facility carries an interest rate based on its current credit ratings of LIBOR plus 0.95%.

In January 2014, the Company extended the $25.0 million working capital unsecured line of credit for two additional years and reduced the pricing which carries an interest rate based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 0.95%.

In January 2014, the Company reduced the pricing on its $350.0 million unsecured term loan by 15 basis points to LIBOR plus 1.05%.

Equity Transactions

During 2013, ESS issued 913,344 shares of common stock at an average share price of $152.92 for proceeds of $138.4 million, net of fees and commissions.  During the first quarter of 2014 through February 24, 2014, ESS has issued 462,555 shares of common stock at an average price of $162.97 for proceeds of $74.9 million, net of fees and commissions.  ESS contributed the net proceeds to the Operating Partnership and used the proceeds to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes.

WESCO

In 2011, the Company entered into a 50/50 programmatic joint venture, Wesco I LLC (“Wesco I”), with an institutional partner for a total equity commitment of $300.0 million.  Each partner’s equity commitment was $150.0 million, and Wesco I will utilize debt targeted at approximately 50% of the cost to acquire and improve real estate.  The Company has contributed $150.0 million to Wesco I, and as of December 31, 2013, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of approximately $670 million.  Investments must meet certain criteria to qualify for inclusion in the joint venture and both partners must approve any new acquisitions and material dispositions. The Company records revenue for its asset management, property management, development, and redevelopment services when earned, and promote income when realized, if Wesco I exceeds certain financial return benchmarks.

During 2012, the Company entered into a 50/50 programmatic joint venture, Wesco III LLC (“Wesco III”), with an institutional partner for a total equity commitment from the parties of $120.0 million.  Each partner’s equity commitment is $60.0 million, and Wesco III will utilize debt targeted at approximately 50% of the cost to acquire and improve real estate.  The Company has contributed $39.7 million to Wesco III and, as of December 31, 2013, Wesco III owned three apartment communities with 657 units for an aggregate carrying value of approximately $164 million. Both partners must approve all major decisions including dispositions. The joint venture has an investment period of up to two years.  The Company records revenue for its asset management, property management, development, and redevelopment services when earned, and promote income when realized, if Wesco III exceeds certain financial return benchmarks.

OFFICES AND EMPLOYEES

The Company is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California and Bellevue, Washington.  As of December 31, 2013, the Company had 1,173 employees.

INSURANCE

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company does not have insurance coverage.  Substantially all of the communities are located in areas that are subject to earthquake activity.  The Company has established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is self-insured as it relates to earthquake related losses.  Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident.  As of December 31, 2013, PWI has cash and marketable securities of approximately $40 million.  These assets are consolidated in the Company’s financial statements.  Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in which it holds an ownership interest in.

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

COMPETITION

There are numerous housing alternatives that compete with the Company’s communities in attracting residents.  These include other apartment communities, condominiums and single-family homes.  If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing housing, rental rates and occupancy may drop which may have a material adverse effect on the Company’s financial condition and results of operations.

The Company faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities.  Some competitors are larger and have greater financial resources than the Company.  This competition may result in increased costs of apartment communities the Company acquires and or develops.

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2014.  As noted above, in connection with the BRE merger, the Company obtained committed financing up to $1.0 billion which is available if needed to fund the cash portion of the purchase price.  The company is exploring several alternatives to fund the cash needs of the transaction including asset sales, joint ventures or new financing.

The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

See the discussion under the caption, “The Company’s Portfolio may have environmental liabilities” in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on its operations, which discussion under the caption “The Company’s Portfolio may have environmental liabilities” is incorporated by reference into this Item 1.

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

Item 1A.  Risk Factors

For purposes of this section, the term “stockholders” means the holders of shares of Essex Property Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Essex Property Trust, Inc.’s stockholders and Essex Portfolio, L.P.’s unit holders. You should carefully consider the following factors in evaluating our company, our properties and our business.

Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause the our actual results to vary materially from recent results or from our anticipated future results.

Risk Factors Relating to the Proposed Merger with BRE

The exchange ratio and the cash consideration will not be adjusted in the event of any change in the stock prices of either Essex or BRE.  Upon the consummation of the merger, each outstanding share of BRE common stock will be converted automatically into the right to receive 0.2971 shares of Essex common stock, with cash paid in lieu of any fractional shares, plus $12.33 in cash, without interest, each subject to certain adjustments provided for in the merger agreement.  The exchange ratio of 0.2971 and cash consideration will not be adjusted for changes in the market prices of either shares of Essex common stock or shares of BRE common stock. Changes in the market price of shares of Essex common stock prior to the merger will affect the market value of the merger consideration that will be paid to BRE shareholders upon completion of the merger. Stock price changes may result from a variety of factors (many of which are beyond the control of Essex and BRE), including the following factors:

—	market reaction to the announcement of the merger;
—	changes in the respective businesses, operations, assets, liabilities and prospects of Essex and BRE;
—	changes in market assessments of the business, operations, financial position and prospects of either company or the Combined Company;
—	market assessments of the likelihood that the merger will be completed;
—	interest rates, general market and economic conditions and other factors generally affecting the market prices of Essex common stock and BRE common stock;
—	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Essex and BRE operate; and
—	other factors beyond the control of Essex and BRE.

The market price of shares of Essex common stock at the closing of the merger may vary from its price on the date the merger agreement was executed and thereafter.  As a result, the market value of the merger consideration represented by the exchange ratio will also vary.

Therefore, while the number of shares of Essex common stock to be issued per share of BRE common stock is fixed, Essex stockholders cannot be sure of the market value of the merger consideration that will be paid to BRE stockholders upon completion of the merger.

Essex stockholders and unitholders of the Operating Partnership will be diluted by the merger.  The merger will dilute the ownership position of Essex stockholders and unitholders of the Operating Partnership.  Upon completion of the merger, we estimate that continuing Essex stockholders will own approximately 62% of the issued and outstanding shares of Combined Company common stock, and former BRE stockholders will own approximately 38% of the issued and outstanding common stock of the Combined Company.  Consequently, Essex stockholders and unitholders of the Operating Partnership, as a general matter, will have less influence over the management and policies of the Combined Company after the effective time of the merger than they currently exercise over the management and policies of Essex.

Failure to complete the merger could negatively impact the stock prices and the future business and financial results of Essex.  If the merger is not completed, the ongoing business of Essex could be adversely affected and Essex will be subject to a variety of risks associated with the failure to complete the merger, including the following:

—	Essex being required, under certain circumstances, to pay to BRE up to $10 million in expense reimbursement;
—	Essex having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
—	diversion of Essex management focus and resources from operational matters and other strategic opportunities while working to implement the merger.

If the merger is not completed, these risks could materially affect the business, financial results and stock prices of Essex.

The pendency of the merger could adversely affect the business and operations of Essex.  Prior to the effective time of the merger, some tenants or vendors of Essex may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of Essex, regardless of whether the merger is completed.  Similarly, current and prospective employees of Essex may experience uncertainty about their future roles with the Combined Company following the merger, which may materially adversely affect the ability of Essex to attract and retain key personnel during the pendency of the merger.  In addition, due to operating restrictions in the merger agreement, Essex may be unable, during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

There can be no assurance that Essex will be able to secure the financing necessary to pay the cash portion of the merger consideration on acceptable terms, in a timely manner, or at all.  In connection with the merger, Essex has obtained commitments for up to $1.0 billion in a senior unsecured bridge loan facility to finance the cash portion of the merger consideration.  In addition, Essex is exploring additional alternatives to fund the cash portion of the merger consideration including through existing unsecured credit facilities, asset sales, joint ventures or other financing arrangements.  However, Essex has not entered into a definitive agreement for the debt financing, nor has it secured alternative financing, nor has it entered into a definitive agreement for the potential asset sales (the “Asset Sale”) in connection with the merger.  There can be no assurance that Essex will be able to secure financing to pay the cash portion of the merger consideration on acceptable terms, in a timely manner, or at all.  If Essex is unable to secure such financing, Essex will nonetheless be required to close the merger under the terms of the merger agreement.  In addition, the bridge loan facility expires on April 18, 2014 (with a right to extend up to an additional 30 days in certain circumstances) whereas the merger agreement may not be terminable until June 17, 2014.

Risk Factors Relating to the Combined Company Following the Merger

If the proposed merger closes, we will face various additional risks.  If the proposed merger closes, the Combined Company (the combination of Essex and BRE pursuant to the merger) will face various additional risks, including, among others, the following:

—	the Combined Company expects to incur substantial expenses related to the merger;
—	following the merger, the Combined Company may be unable to integrate the businesses of Essex and BRE successfully and realize the anticipated synergies and other benefits of the merger or do so within the anticipated timeframe;
—	following the merger, the Combined Company may be unable to retain key employees;
—	the Combined Company’s anticipated level of indebtedness will increase upon completion of the merger and will increase the related risks Essex now faces;
—	the future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded operations following the merger;
—	counterparties to certain significant agreements with Essex or BRE may exercise contractual rights under such agreements in connection with the merger; and
—	the Combined Company’s joint ventures, including any joint venture entered into in connection with the asset sale (as described in the joint proxy statement/prospectus), assuming the asset sale occurs, could be adversely affected by the Combined Company’s lack of sole decision-making authority, its reliance on its joint venture partner’s financial condition and disputes between the Combined Company and its joint venture partner.

Any of these risks could adversely affect the business and financial results of the Combined Company.

If the proposed merger closes, there will be additional risks relating to an investment in our common stock.  The results of operations of the Combined Company, as well as the market price of the common stock of the Combined Company, after the merger may be affected by other factors in addition to those currently affecting Essex’s results of operations and the market prices of Essex common stock.  Such factors include:

—	there will be a greater number of shares of the Combined Company common stock outstanding as compared to the number of currently outstanding shares of Essex common stock;
—	there will be different stockholders;
—	there will be different assets and capitalizations;
—	the market price of the Combined Company’s common stock may decline as a result of the merger;

—	the Combined Company cannot assure you that it will be able to continue paying dividends at or above the rate currently paid by Essex;
—	the Combined Company may need to incur additional indebtedness in the future;
—	the Combined Company may incur adverse tax consequences if Essex or BRE has failed or fails to qualify as a REIT for U.S. federal income tax purposes; and
—	in certain circumstances, even if the Combined Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state, and other taxes, which would reduce the Combined Company’s cash available for distribution to its stockholders.

Any of these factors could adversely affect Essex's common stock price and financial results.  Accordingly, the historical market prices and financial results of Essex may not be indicative of these matters for the Combined Company after the merger.

The risks set forth in the foregoing risk factors titled "If the proposed merger closes, we will face various additional risks" and "If the proposed merger closes, there will be additional risks relating to an investment in our common stock", and additional risks associated with the merger, are described in more detail under the heading “Risk Factors” in the joint proxy statement/prospectus contained in our Registration Statement on Form S-4, which was filed with the SEC on January 29, 2014. Neither the Form S-4 nor the joint proxy statement/prospectus contained therein is incorporated by reference or constitutes a part of this Annual Report on Form 10-K.

In connection with the announcement of the merger agreement, three lawsuits have been filed and are pending as of February 10, 2014, seeking, among other things, to enjoin the merger, and an injunction or other adverse ruling being entered in this lawsuit may prevent the merger from being effective or from becoming effective within the expected timeframe (if at all).

Since the announcement of the merger agreement on December 19, 2013, three putative class action and shareholder derivative actions have been filed on behalf of alleged BRE stockholders and/or BRE itself in the Circuit Court for Baltimore City, Maryland, under the following captions: Sutton v. BRE Properties, Inc., et al., No. 24-C-13-008425, filed December 23, 2013; Applegate v. BRE Properties, Inc., et al., No. 24-C-14-00002, filed December 30, 2013; and Lee v. BRE Properties, Inc., et al., No. 24-C-14-00046, filed January 3, 2014.

All of these complaints name as defendants BRE, the BRE Board, Essex, and Merger Sub, and allege that the BRE Board breached its fiduciary duties to BRE’s stockholders and/or to BRE itself, and that the merger involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers. The complaints further allege that Essex, Merger Sub, and, in some cases, BRE aided and abetted those alleged breaches of duty. The complaints seek injunctive relief, including enjoining or rescinding the merger, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief.

On February 7, 2014, Plaintiffs filed identical, amended complaints in the three pending actions. The amended complaints add allegations that disclosures regarding the proposed merger in the joint proxy statement/prospectus filed with the SEC on January 29, 2014 are inadequate.

We cannot assure you as to the outcome of these, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed-upon terms, such an injunction may prevent the completion of the merger in the expected time frame, or may prevent it from being completed altogether. Whether or not the plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the businesses of BRE and Essex.

Risks Relating to Essex Property Trust, Inc. Regardless of Whether
the Proposed Merger with BRE is Consummated

The Company depends on its key personnel.  The Company’s success depends on its ability to attract and retain executive officers, senior officers and company managers.  There is substantial competition for qualified personnel in the real estate industry and the loss of any of the Company’s key personnel could have an adverse effect on the Company.

Capital and credit market conditions may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, results of operations, cash flows and financial condition.  In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to the Company may be adversely affected.  The Company’s strong balance sheet, the debt capacity available on the unsecured line of credit with a bank group and access to the public debt and private placement markets and Fannie Mae and Freddie Mac secured debt financing provides some insulation from volatile markets.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  To the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely impacted.  For the past two years the Company has primarily issued unsecured debt and repaid secured debt when it has matured to place less reliance on mortgage debt financing.

Debt financing has inherent risks.  At December 31, 2013, the Company had approximately $3.0 billion of indebtedness (including $737.0 million of variable rate indebtedness, of which $300.0 million is subject to interest rate swaps effectively fixing the interest rate and $156.9 million is subject to interest rate protection agreements).  The Company is subject to the risks normally associated with debt financing, including the following:

—	cash flow may not be sufficient to meet required payments of principal and interest;
—	inability to refinance maturing indebtedness on encumbered apartment communities;
—	inability to comply with debt covenants could cause an acceleration of the maturity date; and
—	repaying debt before the scheduled maturity date could result in prepayment penalties.

The Company may not be able to refinance its indebtedness.  This indebtedness includes secured mortgages, and the communities subject to these mortgages could be foreclosed upon or otherwise transferred to the lender.  This could cause the Company to lose income and asset value.  The Company may be required to refinance the debt at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness.

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

Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future.  To a certain extent, our cash flow is subject to general economic, industry, regional, financial, competitive, operating, legislative, regulatory, taxation, and other factors, many of which are beyond our control.

As of December 31, 2013, the Company had 49 of its 139 consolidated communities encumbered by debt.  With respect to the 49 communities encumbered by debt, all of them are secured by deeds of trust relating solely to those communities.  The holders of this indebtedness will have rights with respect to these communities and lenders may seek foreclosure of communities which would reduce the Company’s income and net asset value, and its ability to service other debt.

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

Interest rate hedging arrangements may result in losses.  Periodically, the Company has entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to the Company if interest rates decline.  If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other.  Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks.  In order to minimize counterparty credit risk, the Company enters into hedging arrangements only with financial institutions that have a current rating of A or higher.

Bond compliance requirements may limit income from certain communities.  At December 31, 2013, the Company had approximately $167.6 million of variable rate tax-exempt financing.  This tax-exempt financing provides for certain deed restrictions and restrictive covenants.  The Company expects to engage in tax-exempt financings in the future.  The Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements in order to allow the note holder to exclude interest on qualified bond obligations from gross income for federal income tax purposes.  The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government.  Certain state and local authorities may impose additional rental restrictions.  These restrictions may limit income from the tax-exempt financed communities if the Company is required to lower rental rates to attract residents who satisfy the median income test.  If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

General real estate investment risks may adversely affect property income and values.  Real estate investments are subject to a variety of risks.  If the communities do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to stockholders will be adversely affected.  Income from the communities may be further adversely affected by, among other things, the following factors:

—	the general economic climate;
—	local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;
—	the attractiveness of the communities to tenants;
—	competition from other available housing; and
—	the Company’s ability to provide for adequate maintenance and insurance.

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

National and regional economic environments can negatively impact the Company’s operating results.  During recent years, a confluence of factors has resulted in job losses, turmoil and volatility in the capital markets, and caused a national and global recession.  The Company’s forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the western states.  In the event of another recession, the Company could incur reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses.

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

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.  The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received.  The Company’s development and redevelopment activities generally entail certain risks, including the following:

—	funds may be expended and management’s time devoted to projects that may not be completed;
—	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
—	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage;
—	occupancy rates and rents at a completed project may be less than anticipated; and
—	expenses at completed development projects may be higher than anticipated.

These risks may reduce the funds available for distribution to the Company’s stockholders.  Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments.  For further information regarding these risks, please see the risk factor “General real estate investment risks may adversely affect property income and values.”

The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results.  The Company generated significant amounts of rental revenues for the year ended December 31, 2013, from the Company’s communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area.  For the year ended December 31, 2013, 82% of the Company’s rental revenues were generated from communities located in California.  This geographic concentration could present risks if local property market performance falls below expectations.  The economic condition of these markets could affect occupancy, property revenues, and expenses, from the communities and their underlying asset values.  The financial results of major local employers also may impact the cash flow and value of certain of the communities.  This could have a negative impact on the Company’s financial condition and operating results, which could affect the Company’s ability to pay expected dividends to its stockholders and the Operating Partnership’s ability to pay expected distributions to unit holders.

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

The price per share of the Company’s stock may fluctuate significantly.  The market price per share of the Company’s common stock may fluctuate significantly in response to many factors, including without limitation:

—	regional, national and global economic conditions;
—	actual or anticipated variations in the Company’s quarterly operating results or dividends;
—	changes in the Company’s funds from operations or earnings estimates;
—	issuances of common stock, preferred stock or convertible debt securities;
—	publication of research reports about the Company or the real estate industry;
—	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate based companies);
—	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of the Company’s stock to demand a higher annual yield from dividends;
—	availability to capital markets and cost of capital;
—	a change in analyst ratings or the Company’s credit ratings;
—	terrorist activity may adversely affect the markets in which the Company’s securities trade, possibly increasing market volatility and causing erosion of business and consumer confidence and spending; and
—	Natural disasters such as earthquakes.

Many of the factors listed above are beyond the Company’s control.  These factors may cause the market price of shares of the Company’s common stock to decline, regardless of the Company’s financial condition, results of operations, or business prospects.

The Company’s future issuances of common stock, preferred stock or convertible debt securities could adversely affect the market price of the Company’s common stock.  In order to finance the Company’s acquisition and development activities, the Company has issued and sold common stock, preferred stock and convertible debt securities.  For example, during 2013 and 2012, the Company issued and sold 0.9 million and 2.4 million shares of common stock for $138.4 million and $357.7 million, net of fees and commissions, respectively.  The Company may in the future sell further shares of common stock, including pursuant to its equity distribution programs with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., and Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc., and BNP Paribas Securities Corp.  In 2011, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock at a price of $25.00 per share for net proceeds of $71.2 million, net of costs and original issuance discounts.

In 2013, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus.  Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.

The indentures governing our publicly registered notes contain restrictive covenants that limit our operating flexibility.  The indentures that govern these notes contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

—	consummate a merger, consolidation or sale of all or substantially all of our assets; and
—	incur additional secured and unsecured indebtedness.

The instruments governing unsecured indebtedness require us to meet specified financial covenants, including covenants relating to net worth, fixed charge coverage, debt service coverage, the amounts of total indebtedness and secured indebtedness, leverage and certain investment limitations.  These covenants may restrict our ability to expand or fully pursue our business strategies.  Our ability to comply with these provisions and those contained in the indentures governing the publicly registered notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us.  The breach of any of these covenants, including those contained in our indentures, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable.  If any of our indebtedness is accelerated, we may not be able to repay it.

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

The Company’s Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest.  The Company’s Chairman, George M. Marcus is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest.  Mr. Marcus owns interests in various other real estate-related businesses and investments.  He is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment and development firms.  Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI.  MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013.

Mr. Marcus has agreed not to divulge any confidential or proprietary information that may be received by him in his capacity as Chairman of the Company to any of his affiliated companies and that he will absent himself from any and all discussions by the Company Board of Directors regarding any proposed acquisition and/or development of an apartment community where it appears that there may be a conflict of interest with any of his affiliated companies.  Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which competition may be detrimental to the Company.  In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Company’s stockholders.

The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock.  As of December 31, 2013, George M. Marcus, the Chairman of the Company’s Board of Directors, wholly or partially owned 1.6 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options).  This represents approximately 4.3% of the outstanding shares of the Company’s common stock.  Mr. Marcus currently does not have majority control over the Company.  However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions.  Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.

Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for certain amendments of the agreement and for certain extraordinary actions.  Through their ownership of limited partnership interests and their positions with the Company, the Company’s directors and executive officers, including Mr. Marcus, have substantial influence on the Company.  Consequently, their influence could result in decisions that do not reflect the interests of all stockholders.

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

While any shares of the Company’s Series H Preferred Stock are outstanding, the Company may not, without the consent of the holders of two-thirds of the outstanding shares of Series H Preferred Stock:

—	authorize or create any class or series of stock that ranks senior to the Series H Preferred Stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of the Company’s business; or
—	amend, alter or repeal the provisions of the Company’s Charter, including by merger or consolidation, that would materially and adversely affect the rights of the Series H Preferred Stock; provided that in the case of a merger or consolidation, so long as the Series H Preferred Stock remains outstanding with the terms thereof materially unchanged or the holders of shares of Series H Preferred Stock receive shares of stock or other equity securities with rights, preferences, privileges and voting powers substantially similar to that of the Series H Preferred Stock, the occurrence of such merger or consolidation shall not be deemed to materially and adversely affect the rights of the holders of the Series H Preferred Stock.

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

The Maryland business combination law may not allow certain transactions between the Company and its affiliates to proceed without compliance with such law.  Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock.  The law also requires a supermajority stockholder vote for such transactions.  This means that the transaction must be approved by at least:

—	80% of the votes entitled to be cast by holders of outstanding voting shares; and
—	Two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder.  These voting provisions do not apply if the stockholders receive a minimum price, as defined under Maryland law.  As permitted by the statute, the Board of Directors of the Company irrevocably has elected to exempt any business combination by the Company, George M. Marcus, who is the chairman of the Company, and MMC or any entity owned or controlled by Mr. Marcus and MMC.  Consequently, the five-year prohibition and supermajority vote requirement described above will not apply to any business combination between the Company, Mr. Marcus, or MMC.  As a result, the Company may in the future enter into business combinations with Mr. Marcus and MMC, without compliance with the supermajority vote requirements and other provisions of the Maryland Business Combination Act.

Anti-takeover provisions contained in the Operating Partnership agreement, charter, bylaws, and certain provisions of Maryland law could delay, defer or prevent a change in control.  While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on the Company’s ability to act with respect to the Operating Partnership.  Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for the Company’s stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the Company’s stockholders.  The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company’s general partner interest in the Operating Partnership to another entity.  Such limitations on the Company’s ability to act may result in the Company’s being precluded from taking action that the Board of Directors believes is in the best interests of the Company’s stockholders.  As of December 31, 2013, the limited partners held or controlled approximately 5.4% of the outstanding units of partnership interest in the Operating Partnership, allowing such actions to be blocked by the limited partners.

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

The Company’s Charter and bylaws also contain other provisions that may impede various actions by stockholders without approval of the Company’s board of directors, which in turn may delay, defer or prevent a transaction, including a change in control.  Those provisions include:

—	directors may be removed, without cause, only upon a two-thirds vote of stockholders, and with cause, only upon a majority vote of stockholders;
—	the Company’s board can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors;
—	stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and
—	for stockholders to call a special meeting, the meeting must be requested by not less than a majority of all the votes entitled to be cast at the meeting.

The Company’s joint ventures and joint ownership of communities and partial interests in corporations and limited partnerships could limit the Company’s ability to control such communities and partial interests.  Instead of purchasing and developing apartment communities directly, the Company has invested and may continue to invest in joint ventures.  Joint venture partners often have shared control over the development and operation of the joint venture assets.  Therefore, it is possible that a joint venture partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company’s business interests or goals, or be in a position to take action contrary to the Company’s instructions or requests, or its policies or objectives.  Consequently, a joint venture partners’ actions might subject property owned by the joint venture to additional risk.  Although the Company seeks to maintain sufficient influence over any joint venture to achieve its objectives, the Company may be unable to take action without its joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without its consent.  A joint venture partner might fail to approve decisions that are in the Company’s best interest.  Should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities.  In some instances, the Company and the joint venture partner may each have the right to trigger a buy-sell arrangement, which could cause the Company to sell its interest, or acquire a partner’s interest, at a time when the Company otherwise would have not have initiated such a transaction.

From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing, financing, or managing real property.  In certain circumstances, the Operating Partnership’s interest in a particular entity may be less than a majority of the outstanding voting interests of that entity.  Therefore, the Operating Partnership’s ability to control the daily operations of such an entity may be limited.  Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership’s objectives.  The Operating Partnership may not be able to dispose of its interests in such an entity.  In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity.  The Company may also incur losses if any guarantees were made by the Company.  The Company has, and in the future may, enter into transactions that could require the Company to pay the tax liabilities of partners, which contribute assets into joint ventures or the Operating Partnership, in the event that certain taxable events, which are within the Company’s control, occur.  Although the Company plans to hold the contributed assets or defer recognition of gain on sale pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code, the Company can provide no assurance that the Company will be able to do so and if such tax liabilities were incurred they could have a material impact on its financial position.

Investments in mortgages and other real estate securities could affect the Company’s ability to make distributions to stockholders.  The Company may invest in securities related to real estate, which could adversely affect the Company’s ability to make distributions to stockholders.  The Company may purchase securities issued by entities which own real estate and invest in mortgages or unsecured debt obligations.  These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed.  In general, investments in mortgages include the following risks:

—	that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses;
—	the borrower may not pay indebtedness under the mortgage when due, requiring the Company to foreclose, and the amount recovered in connection with the foreclosure may be less than the amount owed;
—	that interest rates payable on the mortgages may be lower than the Company’s cost of funds; and
—	in the case of junior mortgages, that foreclosure of a senior mortgage could eliminate the junior mortgage.

If any of the above were to occur, it could adversely affect cash flows from operations and the Company’s ability to make expected dividends to stockholders and the Operating Partnership’s ability to make expected distributions to unit holders.

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

The Company’s Portfolio may have environmental liabilities.  Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in, to or migrating from such property.  Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to sell or rent such property or to borrow using such property as collateral.  Persons exposed to such substances, either through soil vapor or ingestion of the substances may claim personal injury damages.  Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person.  Certain environmental laws impose liability for release of asbestos-containing materials (“ACMs”) into the air, and third parties may seek recovery from owners or operators of apartment communities for personal injury associated with ACMs.  In connection with the ownership (direct or indirect), operation, management and development of apartment communities, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

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

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurance that the Company has identified and responded to all mold occurrences.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2013, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

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

The Company has almost no indemnification agreements from third parties for potential environmental clean-up costs at its communities.  The Company has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of environmental conditions or violations with respect to communities formerly owned by the Company.  No assurance can be given that existing environmental studies with respect to any of the communities reveal all environmental liabilities, that any prior owner or operator of an apartment community did not create any material environmental condition not known to the Company, or that a material environmental condition does not exist as to any one or more of the communities.  The Company has limited insurance coverage for the types of environmental liabilities described above.

The Company may incur general uninsured losses.  The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company does not have insurance coverage.  Substantially all of the communities are located in areas that are subject to earthquake activity.  The Company has established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is self-insured as it relates to earthquake related losses.  Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident.  As of December 31, 2013, PWI has cash and marketable securities of approximately $40 million.  These assets are consolidated in the Company’s financial statements.  Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in which it holds an ownership interest in.

Although the Company may carry insurance for potential losses associated with its communities, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, copayments or losses in excess of applicable insurance coverage and those losses may be material.  In the event of a substantial loss, insurance coverage may not be able to cover the full replacement cost of the Company’s lost investment, or the insurance carrier may become insolvent and not be able to cover the full amount of the insured losses.  Changes in building codes and ordinances, environmental considerations and other factors might also affect the Company’s ability to replace or renovate an apartment community after it has been damaged or destroyed.

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

The Company is subject to various tax risks.  ESS has elected to be taxed as a REIT under the Internal Revenue Code.  ESS’s qualification as a REIT requires it to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control.  Although ESS intends that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future.  Future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely affect ESS’s ability to qualify as a REIT or adversely affect the Company’s stockholders.  If ESS fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on the Company’s taxable income at corporate rates, and ESS would not be allowed to deduct dividends paid to its shareholders in computing its taxable income.  ESS may also be disqualified from treatment as a REIT for the four taxable years following the year in which ESS failed to qualify.  The additional tax liability would reduce its net earnings available for investment or distribution to stockholders, and ESS would no longer be required to make distributions to its stockholders.  Even if ESS continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on ESS’s  income and property.

The Company has established several taxable REIT subsidiaries (“TRSs”).  Despite its qualification as a REIT, the Company’s TRSs must pay U.S. federal income tax on their taxable income.  While the Company will attempt to ensure that its dealings with its TRSs do not adversely affect ESS’s REIT qualification, it cannot provide assurance that it will successfully achieve that result.  Furthermore, it may be subject to a 100% penalty tax, or its TRSs may be denied deductions, to the extent its dealings with its TRSs are not deemed to be arm’s length in nature.  No assurances can be given that the Company’s dealings with its TRSs will be arm’s length in nature.

From time to time, the Company may transfer or otherwise dispose of some of its Properties.  Under the Internal Revenue Code, any gain resulting from transfers of Properties that the Company holds as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax.  Since the Company acquires properties for investment purposes, it does not believe that its occasional transfers or disposals of property are prohibited transactions.  However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction.  The Internal Revenue Service may contend that certain transfers or disposals of properties by the Company are prohibited transactions.  If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction and the Company’s ability to retain future gains on real property sales may be jeopardized.  Income from a prohibited transaction might adversely affect ESS’s ability to satisfy the income tests for qualification as a REIT for U.S. federal income tax purposes.  Therefore, no assurances can be given that ESS will be able to satisfy the income tests for qualification as a REIT if the Company transferred or disposed of property in a transaction treated as a prohibited transaction.

Dividends received from REITs are generally not eligible to be taxed at the preferential qualified dividend income rates (the current maximum rate is 20%) applicable to individual U.S. stockholders who receive dividends from taxable subchapter C corporations.  With limited exceptions, dividends received by individual U.S. stockholders from the Company that are not designated as capital gain dividends will continue to be taxed at rates applicable to ordinary income, which are as high as 39.6%.  This may cause investors to view REIT investments to be less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including the Company’s stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s Portfolio as of December 31, 2013 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 164 apartment communities (comprising 34,079 apartment units), of which 15,725 units are located in Southern California, 10,494 units are located in the San Francisco Bay Area, and 7,860 units are located in the Seattle metropolitan area.  The Company’s apartment communities accounted for 97.5% of the Company’s revenues for the year ended December 31, 2013.

Occupancy Rates

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

Communities

The Company’s communities are primarily suburban garden-style communities and town homes comprising multiple clusters of two and three-story buildings situated on three to fifteen acres of land.  As of December 31, 2013, the Company’s communities include 113 garden-style, 46 mid-rise, and 5 high-rise communities.  The communities have an average of approximately 208 units, with a mix of studio, one, two and some three-bedroom units.  A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, volleyball and playground areas and tennis courts.

The Company hires, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•	located near employment centers;
•	attractive communities that are well maintained; and
•	proactive customer service.

Commercial Buildings

The Company’s corporate headquarters is located in two office buildings with approximately 31,900 square feet located at 925/935 East Meadow Drive, Palo Alto, California.   The Company owns an office building with approximately 110,000 square feet located in Irvine, California, of which the Company occupies approximately 7,150 square feet at December 31, 2013.  The Company owns Essex-Hollywood, a 35,000 square foot commercial building and a 139,000 square foot retail site in Santa Clara, California as future development sites that are currently 100% leased.

The following tables describe the Company’s Portfolio as of December 31, 2013. The first table describes the Company’s communities and the second table describes the Company’s other real estate assets.   (See Note 7 of the Company’s consolidated financial statements for more information about the Company’s secured mortgage debt and Schedule III for a list of secured mortgage loans related to the Company’s Portfolio.)

			Rentable
			Square	Year	Year
Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	301	254,400	1971	2002	97%
Anavia	Anaheim, CA	250	312,343	2009	2010	96%
Barkley, The(3)(4)	Anaheim, CA	161	139,800	1984	2000	97%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	97%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	96%
Camino Ruiz Square	Camarillo, CA	160	105,448	1990	2006	98%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	97%
Regency at Encino	Encino, CA	75	78,487	1989	2009	97%
Valley Park(4)	Fountain Valley, CA	160	169,700	1969	2001	98%
Capri at Sunny Hills(4)	Fullerton, CA	100	128,100	1961	2001	94%
Haver Hill(5)	Fullerton, CA	264	224,130	1973	2012	94%
Wilshire Promenade	Fullerton, CA	149	128,000	1992	1997	96%
Montejo(4)	Garden Grove, CA	124	103,200	1974	2001	96%
CBC Apartments	Goleta, CA	148	91,538	1962	2006	95%
The Sweeps	Goleta, CA	91	88,370	1967	2006	95%
416 on Broadway	Glendale, CA	115	126,782	2009	2010	97%
Hampton Court	Glendale, CA	83	71,500	1974	1999	97%
Hampton Place	Glendale, CA	132	141,500	1970	1999	97%
Devonshire	Hemet, CA	276	207,200	1988	2002	91%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	96%
The Huntington	Huntington Beach, CA	276	202,256	1975	2012	96%
Axis 2300	Irvine, CA	115	170,714	2010	2010	96%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	97%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	97%
Madrid Apartments(6)	Mission Viejo, CA	230	228,099	2000	2012	96%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	96%
Pathways	Long Beach, CA	296	197,700	1975(7)	1991	95%
Belmont Station	Los Angeles, CA	275	225,000	2008	2008	96%
Bellerive	Los Angeles, CA	63	79,296	2011	2011	98%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	95%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	97%
Kings Road	Los Angeles, CA	196	132,100	1979	1997	94%
Gas Company Lofts(5)	Los Angeles, CA	251	226,666	2004	2013	94%
Marbella, The	Los Angeles, CA	60	50,108	1991	2005	97%
Pacific Electric Lofts(6)	Los Angeles, CA	314	277,980	2006	2012	96%
Park Catalina	Los Angeles, CA	90	72,864	2002	2012	97%
Park Place	Los Angeles, CA	60	48,000	1988	1997	97%
Santee Court	Los Angeles, CA	165	132,040	2004	2010	95%
Santee Village	Los Angeles, CA	73	69,817	2011	2010	95%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	97%
Marina City Club(8)	Marina Del Rey, CA	101	127,200	1971	2004	96%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	96%
Mira Monte	Mira Mesa, CA	355	262,600	1982	2002	96%
Hillcrest Park	Newbury Park, CA	608	521,900	1973	1998	97%
Fairways(9)	Newport Beach, CA	74	107,100	1972	1999	94%
Muse	North Hollywood, CA	152	135,292	2011	2011	97%
Country Villas	Oceanside, CA	180	179,700	1976	2002	96%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	97%
Mariners Place	Oxnard, CA	105	77,200	1987	2000	98%
Monterey Villas	Oxnard, CA	122	122,100	1974	1997	98%
Tierra Vista	Oxnard, CA	404	387,100	2001	2001	96%
Arbors Parc Rose(6)	Oxnard, CA	373	503,196	2001	2011	95%
Monterra del Mar	Pasadena, CA	123	74,400	1972	1997	96%
Monterra del Rey	Pasadena, CA	84	73,100	1972	1999	96%
Monterra del Sol	Pasadena, CA	85	69,200	1972	1999	96%
Villa Angelina(4)	Placentia, CA	256	217,600	1970	2001	97%
						(continued)

			Rentable
			Square	Year	Year
Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California (continued)
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	97%
Highridge(4)	Rancho Palos Verdes, CA	255	290,200	1972(10)	1997	94%
CentrePointe	San Diego, CA	224	126,700	1974(11)	1997	90%
Summit Park	San Diego, CA	300	229,400	1972	2002	97%
Domain	San Diego, CA	379	345,044	2013	2013	82%
Vista Capri - North	San Diego, CA	106	51,800	1975	2002	97%
Essex Skyline at MacArthur Place (12)	Santa Ana, CA	349	512,791	2008	2012	95%
Fairhaven(4)	Santa Ana, CA	164	135,700	1970	2001	97%
Hope Ranch Collection	Santa Barbara, CA	108	126,700	1965&73	2007	97%
Hidden Valley(13)	Simi Valley, CA	324	310,900	2004	2004	96%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	97%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	95%
Coldwater Canyon	Studio City, CA	39	34,125	1979	2007	97%
Allegro	Valley Village, CA	97	127,812	2010	2010	98%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971	1997	97%
Pinehurst(14)	Ventura, CA	28	21,200	1973	2004	97%
Woodside Village	Ventura, CA	145	136,500	1987	2004	97%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	96%
Reveal(6)	Woodland Hills, CA	438	414,892	2010	2011	95%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970(15)	1997	97%
		15,725	13,957,790			96%
Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974	2006	97%
Davey Glen(16)	Belmont, CA	69	65,974	1962	2006	96%
Fourth and U	Berkeley, CA	171	146,255	2010	2010	96%
Commons, The	Campbell, CA	264	153,168	1973	2010	98%
Pointe at Cupertino, The	Cupertino, CA	116	135,200	1963(17)	1998	93%
Stevenson Place	Fremont, CA	200	146,200	1971	1983	96%
Boulevard	Fremont, CA	172	131,200	1978(18)	1996	97%
Briarwood(6)	Fremont, CA	160	111,160	1975	2011	98%
The Woods(6)	Fremont, CA	160	105,280	1978	2011	98%
City View	Hayward, CA	572	462,400	1975(19)	1998	97%
Alderwood Park(16)	Newark, CA	96	74,624	1987	2006	97%
Bridgeport	Newark, CA	184	139,000	1987(20)	1987	96%
Regency at Mountain View(5)	Mountain View, CA	142	127,600	1970	2013	93%
The Grand	Oakland, CA	243	205,026	2009	2009	97%
San Marcos	Richmond, CA	432	407,600	2003	2003	97%
Mt. Sutro	San Francisco, CA	99	64,000	1973	2001	93%
Park West	San Francisco, CA	126	90,060	1958	2012	92%
Fox Plaza	San Francisco, CA	444	230,017	1968	2013	94%
Bennett Lofts	San Francisco, CA	147	184,607	2004	2012	81%
Epic, Phase I(21)	San Jose, CA	280	249,080	2013	2013	49%
101 San Fernando	San Jose, CA	323	296,078	2001	2010	96%
Willow Lake	San Jose, CA	508	471,744	1989	2012	95%
Bella Villagio	San Jose, CA	231	227,511	2004	2010	97%
Carlyle, The	San Jose, CA	132	129,200	2000	2000	98%
Esplanade	San Jose, CA	278	279,000	2002	2004	97%
Waterford, The	San Jose, CA	238	219,600	2000	2000	97%
Hillsdale Garden	San Mateo, CA	697	611,505	1948	2006	97%
Bel Air	San Ramon, CA	462	391,000	1988/2000	1997	95%
Canyon Oaks	San Ramon, CA	250	237,894	2005	2007	97%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	95%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005	2007	97%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	95%
1000 Kiely	Santa Clara, CA	121	128,486	1971	2011	93%
Le Parc Luxury Apartments	Santa Clara, CA	140	113,200	1975	1994	97%
Marina Cove(22)	Santa Clara, CA	292	250,200	1974(23)	1994	94%
Riley Square(6)	Santa Clara, CA	156	126,900	1972	2012	96%
Chestnut Street	Santa Cruz, CA	96	87,640	2002	2008	94%
Harvest Park	Santa Rosa, CA	104	116,628	2004	2007	96%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1997	97%
						(continued)

			Rentable
			Square	Year	Year
Communities (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Northern California (continued)
Brookside Oaks(4)	Sunnyvale, CA	170	119,900	1973	2000	95%
Magnolia Lane(24)	Sunnyvale, CA	32	31,541	2001	2007	94%
Magnolia Square(4)	Sunnyvale, CA	156	110,824	1969	2007	94%
Montclaire, The	Sunnyvale, CA	390	294,100	1973(25)	1988	97%
Reed Square	Sunnyvale, CA	100	95,440	1970	2012	97%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	98%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	97%
Via	Sunnyvale, CA	284	309,421	2011	2011	97%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	93%
Tuscana	Tracy, CA	30	29,088	2007	2007	100%
		10,494	9,027,362			96%
Seattle, Washington Metropolitan Area
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	97%
Courtyard off Main	Bellevue, WA	109	108,388	2000	2010	96%
Emerald Ridge	Bellevue, WA	180	144,000	1987	1994	97%
Foothill Commons	Bellevue, WA	388	288,300	1978(26)	1990	95%
Palisades, The	Bellevue, WA	192	159,700	1977	1990	97%
Sammamish View	Bellevue, WA	153	133,500	1986	1994	97%
Woodland Commons	Bellevue, WA	302	220,066	1978(27)	1990	96%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	97%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	96%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	98%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	97%
Highlands at Wynhaven	Issaquah, WA	333	424,674	2000	2008	95%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999	1999	97%
Wandering Creek	Kent, WA	156	124,300	1986	1995	97%
Ascent	Kirkland, WA	90	75,840	1988	2012	95%
Bridle Trails	Kirkland, WA	108	99,700	1986(28)	1997	96%
Corbella at Juanita Bay	Kirkland, WA	169	103,339	1978	2010	96%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	96%
Slater 116	Kirkland, WA	108	81,415	2013	2013	60%
Montebello	Kirkland, WA	248	272,734	1996	2012	97%
Laurels at Mill Creek	Mill Creek, WA	164	134,300	1981	1996	97%
The Elliot at Mukilteo(4)	Mukilteo, WA	301	245,900	1981	1997	94%
Castle Creek	Newcastle, WA	216	191,900	1997	1997	96%
Delano/Bon Terra	Redmond, WA	126	116,340	2011/2005	2011/2012	97%
Elevation	Redmond, WA	157	138,916	1986	2010	95%
Vesta(6)	Redmond, WA	440	381,675	1998	2011	94%
Redmond Hill West(6)	Redmond, WA	442	350,275	1985	2011	97%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	97%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	97%
Forest View	Renton, WA	192	182,500	1998	2003	97%
The Bernard	Seattle, WA	63	43,151	2008	2011	97%
Annaliese	Seattle, WA	56	48,216	2009	2013	94%
Vox	Seattle, WA	58	42,173	2013	2013	96%
Expo(29)	Seattle, WA	275	190,176	2012	2012	96%
Cairns, The	Seattle, WA	100	70,806	2006	2007	96%
Domaine	Seattle, WA	92	79,421	2009	2012	95%
Fountain Court	Seattle, WA	320	207,000	2000	2000	94%
Joule (30)	Seattle, WA	295	191,109	2010	2010	96%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	93%
		7,860	6,725,614			96%
Total/Weighted Average		34,079	29,710,766			96%

			Rentable
			Square	Year	Year
Other real estate assets(1)	Location	Tenants	Footage	Built	Acquired	Occupancy(2)
925 / 935 East Meadow Drive(31)	Palo Alto, CA	1	31,900	1988 / 1962	1997 / 2007	100%
6230 Sunset Blvd(32)	Los Angeles, CA	1	35,000	1938	2006	100%
17461 Derian Ave(33)	Irvine, CA	6	110,000	1983	2000	93%
Santa Clara Retail	Santa Clara, CA	3	139,000	1970	2011	100%
		11	315,900			99%

Footnotes to the Company’s Portfolio Listing as of December 31, 2013

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.
(2)	For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2013; for the commercial buildings or properties which have not yet stabilized, or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2013. For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.
(3)	The community is subject to a ground lease, which, unless extended, will expire in 2082.
(4)	The Company holds a 1% special limited partner interest in the partnerships which own these apartment communities. These investments were made under arrangements whereby EMC became the 1% sole general partner and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company’s common stock in satisfaction of the applicable partnership’s cash redemption obligation.
(5)	This community is owned by Wesco III. The Company has a 50% interest in Wesco III which is accounted for using the equity method of accounting.
(6)	This community is owned by Wesco I. The Company has a 50% interest in Wesco I which is accounted for using the equity method of accounting.
(7)	The Company completed a $10.8 million redevelopment in 2009.
(8)	This community is subject to a ground lease, which, unless extended, will expire in 2067.
(9)	This community is subject to a ground lease, which, unless extended, will expire in 2027.
(10)	The Company completed a $16.6 million redevelopment in 2010.
(11)	The Company is in the process of performing a $13.0 million redevelopment.
(12)	The Company has a 97% interest and an executive vice president of the Company has a 3% interest in this community.
(13)	The Company has a 75% member interest.
(14)	The community is subject to a ground lease, which, unless extended, will expire in 2028.
(15)	The Company completed a $12.0 million redevelopment in 2008.
(16)	This community is owned by Fund II. The Company has a 28.2% interest in Fund II which is accounted for using the equity method of accounting.
(17)	The Company is in the process of performing a $10.0 million redevelopment.
(18)	The Company completed an $8.9 million redevelopment in 2008.
(19)	The Company completed a $9.4 million redevelopment in 2009.
(20)	The Company completed a $4.6 million redevelopment in 2009.
(21)	The Company has 55% ownership in this community. The community is being developed in three phases with the remaining two phases currently under development.
(22)	A portion of this community on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(23)	The Company is in the process of performing a $14.1 million redevelopment.
(24)	The community is subject to a ground lease, which, unless extended, will expire in 2070.
(25)	The Company completed a $12.5 million redevelopment in 2009.
(26)	The Company completed a $36.3 million redevelopment in 2012, which included the construction of 28 in-fill units in 2009.
(27)	The Company completed the construction of 66 additional apartment homes in 2012 and is in the process of performing a redevelopment for a total cost of $15.4 million.
(28)	The Company completed a $5.1 million redevelopment and completed construction of 16 units of the community’s 108 units in 2006.
(29)	The Company has 50% ownership in this community.
(30)	The Company has 99% ownership in this community.
(31)	The Company occupies 100% of this property.
(32)	The property is leased through July 2014 to a single tenant.
(33)	The Company occupies 7% of this property.

Item 3. Legal Proceedings

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2013, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The information set forth and discussed  regarding  litigation relating to the merger transaction with BRE  in note 16,  “Commitments and Contingencies”, of our notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol ESS.  ESS common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close

December 31, 2013	$165.44	$137.53	$143.51
September 30, 2013	$172.16	$139.64	$147.70
June 30, 2013	$171.11	$147.56	$158.92
March 31, 2013	$156.36	$147.06	$150.58

December 31, 2012	$150.71	$136.38	$146.65
September 30, 2012	$160.64	$147.38	$148.24
June 30, 2012	$161.53	$146.05	$153.92
March 31, 2012	$151.54	$136.43	$151.51

The closing price of ESS stock as of February 24, 2014 was $166.38.

There is no established public trading market for Essex Portfolio, L.P.’s OP Units.

Holders

The approximate number of holders of record of the shares of ESS common stock was 256 as of February 24, 2014.  This number does not include stockholders whose shares are held in investment accounts by other entities.  ESS believes the actual number of stockholders is greater than the number of holders of record.

As of February 24, 2014, there were 45 holders of record of Essex Portfolio, L.P.’s OP Units, including ESS.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2013, 2012, and 2011 related to common stock, and Series F, G and H preferred stock for tax purposes are as follows:

	2013	2012	2011
Common Stock
Ordinary income	77.34%	70.58%	63.68%
Capital gain	17.64%	8.75%	11.16%
Unrecaptured section 1250 capital gain	5.02%	7.97%	0.74%
Return of capital	0.00%	12.70%	24.42%
	100.00%	100.00%	100.00%

	2013	2012	2011
Series F, G, and H Preferred stock
Ordinary income	77.34%	80.85%	100.00%
Capital gains	17.64%	10.02%	0.00%
Unrecaptured section 1250 capital gain	5.02%	9.13%	0.00%
	100.00%	100.00%	100.00%

Dividends and Distributions

Since ESS’s initial public offering on June 13, 1994, ESS and the Operating Partnership have paid regular quarterly dividends/distributions to its stockholders and unitholders. ESS paid the following dividends per share of common stock and the Operating Partnership paid the following distributions per limited partner OP unit:

Year Ended	Annual Dividend/Distribution	Quarter Ended	2013	2012	2011
1995	$1.69	March 31,	$1.21	$1.10	$1.04
1996	$1.72	June 30,	$1.21	$1.10	$1.04
1997	$1.77	September 30,	$1.21	$1.10	$1.04
1998	$1.95	December 31,	$1.21	$1.10	$1.04
1999	$2.15
2000	$2.38	Annual Dividend/Distribution	$4.84	$4.40	$4.16
2001	$2.80
2002	$3.08
2003	$3.12
2004	$3.16
2005	$3.24
2006	$3.36
2007	$3.72
2008	$4.08
2009	$4.12
2010	$4.13

Future dividends/distributions by ESS and the Operating Partnership will be at the discretion of the Board of Directors of ESS and will depend on the actual cash flows from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deem relevant.  There are currently no contractual restrictions on ESS and the Operating Partnership present or future ability to pay dividends and distributions.

The Board of Directors has declared a dividend/distribution for the first quarter of 2014 of $1.21 per share.  The dividend/distribution will be payable on March 31, 2014 to shareholders/unitholders of record as of March 14, 2014.  The timing of the first quarter dividend/distribution is coordinated with BRE’s first quarter dividend, pursuant to the merger agreement.

On February 18, 2014, the ESS Board of Directors acknowledged management’s recommendation to increase the quarterly dividend by 9 cents to $1.30 per share/unit an annualized cash dividend/distribution of $5.20 per share/unit.

Future distributions by Essex Portfolio, L.P., will be at the discretion of the Board of Directors of Essex Portfolio, L.P.’s general partner, Essex Property Trust, Inc. and will depend on our actual cash flows from operations, our financial condition, capital requirements, Essex Property Trust, Inc.’s annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deem relevant. There are currently no contractual restrictions on Essex Portfolio, L.P.’s  present or future ability to pay distributions.

Dividend Reinvestment and Share Purchase Plan

ESS has adopted a dividend reinvestment and share purchase plan designed to provide holders of common stock with a convenient and economical means to reinvest all or a portion of their cash dividends in shares of common stock and to acquire additional shares of common stock through voluntary purchases.  Computershare, LLC, which serves as ESS transfer agent, administers the dividend reinvestment and share purchase plan. For a copy of the plan, contact Computershare, LLC at (312) 360-5354.

Securities Authorized for Issuance under Equity Compensation Plans

See the Company’s disclosure in the 2014 Proxy Statement under the heading “Equity Compensation Plan Information”, which disclosure is incorporated herein by reference.

Issuance of Registered Equity Securities

During 2013, ESS sold 913,344 shares of common stock for proceeds of $138.4 million, net of commissions, at an average price of $152.92.  During the first quarter of 2014 through February 24, 2014, ESS has issued 462,555 shares of common stock at an average price of $162.97 for proceeds of $74.9 million, net of fees and commissions.  These sales were pursuant to a registration statement and ESS used the net proceeds from the stock offerings to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes.

Issuer Purchases of Equity Securities – Common Stock, Series G Cumulative Convertible Preferred Stock

In August 2007, ESS Board of Directors authorized a stock repurchase plan to allow ESS to acquire shares in an aggregate of up to $200 million.  ESS did not repurchase any shares during 2013, 2012 and 2011.  Since ESS announced the inception of the stock repurchase plan, ESS has repurchased and retired 816,659 shares for $66.6 million at an average stock price of $81.56 per share, including commissions as of December 31, 2013.

Performance Graph

The line graph below compares the cumulative total stockholder return on ESS common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2008 and that all dividends were reinvested (1).

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Essex Property Trust, Inc.	100.00	115.60	164.28	208.73	224.40	226.77
NAREIT All Equity REIT Index	100.00	127.99	163.76	177.32	212.26	218.32
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19

(1) Common stock performance data is provided by SNL Financial.

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

Unregistered Sales of Equity Securities

During the year ended December 31, 2013, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

On December 10, 2013, Essex Portfolio, L.P. issued 50,500 units under the 2014 Long-Term Incentive Plan Award agreements to twelve senior executives of the Company for no cash consideration.

During the year ended December 31, 2013, Essex Property Trust, Inc. issued an aggregate of 52,970 shares of its common stock upon the exercise of stock options. Essex Property Trust, Inc. contributed the proceeds from the option exercises of $5.0 million to our Operating Partnership in exchange for an aggregate of 52,970 common OP Units, as required by the Operating Partnership’s partnership agreement.

During the year ended December 31, 2013, Essex Property Trust, Inc. issued an aggregate of 7,211 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Essex Property Trust, Inc. in connection with such awards, our operating partnership issued a common unit to Essex Property Trust, Inc. as required by the partnership agreement, for an aggregate of 7,211 units during the year ended December 31, 2013.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company and the Operating Partnership from January 1, 2009 through December 31, 2013.

Essex Property Trust, Inc. and Subsidiaries

	Years Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands, except per share amounts)
OPERATING DATA:
Rental and other property	$602,003	$526,696	$460,660	$400,841	$396,498
Management and other fees from affiliates	11,700	11,489	6,780	4,551	4,325

Income before discontinued operations	$140,882	$127,653	$46,958	$47,424	$41,244
Income from discontinued operations	31,173	11,937	10,558	3,358	12,495
Net income	172,055	139,590	57,516	50,782	53,739

Net income available to common stockholders	$150,811	$119,812	$40,368	$33,764	$82,200

Per share data:
Basic:
Income before discontinued operations available to common stockholders	$3.26	$3.10	$0.94	$1.03	$2.59
Net income available to common stockholders	$4.05	$3.42	$1.24	$1.14	$3.01
Weighted average common stock outstanding	37,249	35,032	32,542	29,667	27,270
Diluted:
Income before discontinued operations available to common stockholders	$3.25	$3.09	$0.94	$1.03	$2.51
Net income available to common stockholders	$4.04	$3.41	$1.24	$1.14	$2.91
Weighted average common stock outstanding	37,335	35,125	32,629	29,734	29,747
Cash dividend per common share	$4.84	$4.40	$4.16	$4.13	$4.12

	As of December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$5,443,757	$5,033,672	$4,313,064	$3,964,561	$3,412,930
Net investment in rental properties	4,188,871	3,952,155	3,393,038	3,189,008	2,663,466
Real estate under development	50,430	66,851	44,280	217,531	274,965
Total assets	5,186,839	4,847,223	4,036,964	3,732,887	3,254,637
Total secured indebtedness	1,404,080	1,565,599	1,745,858	2,082,745	1,832,549
Total unsecured indebtedness	1,629,444	1,253,084	615,000	176,000	14,893
Cumulative convertible preferred stock	4,349	4,349	4,349	4,349	4,349
Cumulative redeemable preferred stock	73,750	73,750	73,750	25,000	25,000
Stockholders' equity	1,884,619	1,764,804	1,437,527	1,149,946	1,053,096

	As of and for the years ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations (FFO)(1):
Net income available to common stockholders	$150,811	$119,812	$40,368	$33,764	$82,200
Adjustments:
Depreciation and amortization	193,518	170,686	152,543	129,711	118,522
Gains not included in FFO, net of internal disposition costs	(67,975)	(60,842)	(7,543)	-	(7,943)
Depreciation add back from unconsolidated co-invetsments and other, net	23,377	21,194	14,804	7,893	7,607
Funds from operations	$299,731	$250,850	$200,172	$171,368	$200,386
Non-core items:
Loss (gain) on early retirement of debt	300	5,009	1,163	-	(4,750)
Acquisition and merger costs	5,445	2,255	1,231	1,250	-
Gain on sale of marketable securities and note prepayment	(2,519)	(819)	(4,956)	(12,491)	(1,014)
Co-investment promote income	-	(2,299)	-	(500)	-
CEO retirement and non-recurring payroll costs	-	-	-	2,127	4,358
Redemption of preferred stock	-	-	1,949	-	(49,952)
Impairment of development projects	-	-	-	-	12,428
Other items. net (2)	(2,861)	-	(2,780)	(959)	32
Core funds from operations (Core FFO)	$300,096	$254,996	$196,779	$160,795	$161,488
Weighted average number of shares outstanding, diluted (FFO)(3)	39,501	37,378	34,861	32,028	29,747
Funds from operations per share - diluted	$7.59	$6.71	$5.74	$5.35	$6.74
Core funds from operations per share - diluted	$7.60	$6.82	$5.64	$5.02	$5.43

(1)	FFO is a financial measure that is commonly used in the REIT industry. The Company presents funds from operations as a supplemental operating performance measure. FFO is not used by the Company, nor should it be considered to be, as an alternative to net earnings computed under GAAP as an indicator of the Company’s operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of the Company's ability to fund its cash needs.

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does it intend to present, a complete picture of the Company's financial condition and operating performance.  The Company believes that net earnings computed under GAAP remain the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings.  The Company considers FFO and FFO excluding non-routine items (referred to as “Core FFO”) to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and its ability to pay dividends.  Further, the Company believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

In calculating FFO, the Company follows the definition for this measure published by the National Association of Real Estate Investment Trusts (“NAREIT”), which is a REIT trade association.  The Company believes that, under the NAREIT FFO definition, the three most significant adjustments made to net income are (i) the exclusion of historical cost depreciation, (ii) the exclusion of gains and losses from the sale of previously depreciated properties and (iii) the exclusion of impairment losses on depreciated properties.  Essex agrees that these three NAREIT adjustments are useful to investors for the following reasons:

(a)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.
(b)	REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains from the sales and impairment losses of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods.

Management has consistently applied the NAREIT definition of FFO to all periods presented.  However, other REITs in calculating FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to the Company’s calculation.

(2)	Other items, net are non-recurring in nature and include items such as gains on non-operating assets, tax related items and early redemption of preferred equity investments.

(3)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership

Essex Portfolio, L.P. and Subsidiaries

	Years Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands, except per unit amounts)
OPERATING DATA:
Rental and other property	$602,003	$526,696	$460,660	$400,841	$396,498
Management and other fees from affiliates	11,700	11,489	6,780	4,551	4,325

Income before discontinued operations	$140,882	$127,653	$46,958	$47,424	$41,244
Income from discontinued operations	31,173	11,937	10,558	3,358	12,495
Net income	172,055	139,590	57,516	50,782	53,739

Net income available to common unitholders	$159,749	$127,771	$43,593	$42,842	$92,724

Per unit data:
Basic:
Income before discontinued operations available to common unitholders	$3.27	$3.11	$0.95	$1.04	$2.49
Net income available to common unitholders	$4.06	$3.43	$1.25	$1.14	$2.91
Weighted average common units outstanding	39,380	37,252	34,774	31,961	29,717
Diluted:
Income before discontinued operations available to common unitholders	$3.26	$3.10	$0.95	$1.03	$2.49
Net income available to common unitholders	$4.05	$3.42	$1.25	$1.14	$2.91
Weighted average common units outstanding	39,467	37,344	34,861	32,028	29,747
Cash distributions per common unit	$4.84	$4.40	$4.16	$4.13	$4.12

	As of December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$5,443,757	$5,033,672	$4,313,064	$3,964,561	$3,412,930
Net investment in rental properties	4,188,871	3,952,155	3,393,038	3,189,008	2,663,466
Real estate under development	50,430	66,851	44,280	217,531	274,965
Total assets	5,186,839	4,847,223	4,036,964	3,732,887	3,254,637
Total secured indebtedness	1,404,080	1,565,599	1,745,858	2,082,745	1,832,549
Total unsecured indebtedness	1,629,444	1,253,084	615,000	176,000	14,893
Cumulative convertible preferred interest	4,349	4,349	4,349	4,349	4,349
Cumulative redeemable preferred interest	71,209	71,209	71,209	104,412	104,412
Partners' capital	1,932,108	1,811,427	1,486,914	1,284,515	1,200,208

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

On December 19, 2013, ESS and BRE Properties, Inc. (“BRE”) entered into a definitive agreement to combine the two companies.  Under the terms of the agreement, each BRE common share will be converted into 0.2971 newly issued shares of ESS common stock plus $12.33 in cash.  The merger is subject to customary closing conditions, including receipt of approval of ESS shareholders and BRE shareholders.  Additional information about the merger can be found in the Form S-4 filed with the SEC on January 29, 2014 and in other relevant documents that the Company files with the SEC, which are available free of charge on the Company’s website at www.essexpropertytrust.com and on the SEC’s website at www.sec.gov.

Certain statements below discuss the Company’s estimates of its 2014 regional Same-Property revenues; these estimates are for Essex on a standalone basis, excluding the impact of the proposed merger with BRE.

OVERVIEW

ESS is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  ESS owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership.  ESS is the sole general partner of the Operating Partnership and, as of December 31, 2013, had an approximately 94.6% general partner interest in the Operating Partnership.

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

As of December 31, 2013, the Company had ownership interests in 164 communities, comprising 34,079 apartment units, and the apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2013, the Company also had ownership interests in four commercial buildings (with approximately 315,900 square feet).

As of December 31, 2013, the Company’s development pipeline was comprised of two consolidated projects under development, nine unconsolidated joint venture projects under development and one consolidated predevelopment project aggregating 2,701 units, with total incurred costs of $696.7 million, and estimated remaining project costs of approximately $407.0 million for total estimated project costs of $1.1 billion.  By region, the Company's operating results for 2013 and 2012 and projections for 2014 new housing supply, job growth, and rental income are as follows:

Southern California Region:  As of December 31, 2013, this region represented 46% of the Company’s consolidated apartment units.  During the year ended December 31, 2013, revenues for “2013/2012 Same-Properties” (as defined below), or “Same-Property revenues,” increased 4.4% in 2013 as compared to 2012.  In 2014, the Company expects new residential supply of 15,400 multifamily and 10,500 single family homes, which represents a total new multifamily supply of 0.7% and 0.5% of total housing stock, respectively.  The Company assumes an increase of 132,400 jobs or 1.9%, and an increase in same-property revenues between 3.8% to 5.0% in 2014.

Northern California Region:  As of December 31, 2013, this region represented 32% of the Company’s consolidated apartment units.  Same-Property revenues increased 8.2% in 2013 as compared to 2012.  In 2014, the Company expects new residential supply of 10,800 multifamily and 5,225 single family homes, which represents a total new multifamily supply of 1.3% and 0.7%, respectively, of total housing stock.  The Company assumes an increase of 73,000 jobs or 2.5%, and an increase in same-property revenues between 6.3% to 7.8% in 2014.

Seattle Metro Region: As of December 31, 2013, this region represented 22% of the Company’s consolidated apartment units.  Same-Property revenues increased 7.7% in 2013 as compared to 2012.  In 2014, the Company expects new residential supply of 8,500 multifamily and 6,500 single family homes, which represents a total new multifamily supply of 1.9% and 1.3%, respectively, of total housing stock.  The Company assumes an increase of 39,000 jobs or 2.6%, and an increase in same-property revenues between 5.5% to 7.0% in 2014.

The Company expects 2014 Same-Property revenues to increase compared to 2013 results, as renewal and new leases are signed at higher rents in 2014 than 2013.  Same-Property operating expenses are expected to increase in 2014, and forecasted increases in property taxes account for approximately 56% of the forecasted increase in property expenses in 2014 compared to 2013.

The Company’s consolidated communities are as follows:

	As of December 31, 2013		As of December 31, 2012
	Apartment Units	%	Apartment Units	%
Southern California	13,855	46%	13,656	47%
Northern California	9,431	32%	8,987	31%
Seattle Metro	6,703	22%	6,598	22%
Total	29,989	100%	29,241	100%

Co-investments including Fund II, Wesco I and Wesco III communities, and preferred equity co-investment communities are not included in the table presented above for both years.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2013 to the Year Ended December 31, 2012

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “2013/2012 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2013 and 2012) decreased 10 basis points to 96.2% in 2013 from 96.3% in 2012.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

The regional breakdown of the Company’s 2013/2012 Same-Property portfolio for financial occupancy for the years ended December 31, 2013 and 2012 is as follows:

	Years ended
	December 31,
	2013	2012
Southern California	96.1%	96.1%
Northern California	96.3%	96.7%
Seattle Metro	96.1%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2013/2012 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2013	2012	Change	Change
Property Revenues ($ in thousands)
2013/2012 Same-Properties:
Southern California	58	$235,306	$225,435	$9,871	4.4%
Northern California	35	184,508	170,578	13,930	8.2
Seattle Metro	29	93,139	86,483	6,656	7.7
Total 2013/2012 Same-Property revenues	122	512,953	482,496	30,457	6.3
2013/2012 Non-Same Property Revenues (1)		89,050	44,200	44,850	101.5
Total property revenues		$602,003	$526,696	$75,307	14.3%

(1) Includes fifteen communities acquired after January 1, 2012, two redevelopment communities, and three commercial buildings.

2013/2012 Same-Property Revenues increased by $30.5 million or 6.3% to $513.0 million for 2013 compared to $482.5 million in 2012.  The increase was primarily attributable to an increase in scheduled rents of $29.6 million as reflected in an increase of 6.3% in average rental rates from $1,502 per unit for 2012 to $1,597 per unit for 2013.  Scheduled rents increased in all regions by 4.1%, 8.4%, and 7.7% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income increased by $1.0 million and $1.2 million, respectively in 2013 compared to 2012.  Occupancy decreased 10 basis points in 2013 to 96.2% compared to 96.3% in 2012.

2013/2012 Non-Same Property Revenues increased by $44.9 million or 102% to $89.1 million in 2013 compared to $44.2 million to 2012.  The increase was primarily due to revenue generated from fifteen communities acquired or consolidated since January 1, 2012 (Annaliese, Ascent, Bennett Lofts, Domain, Domaine, Essex Skyline at MacArthur Place, Fox Plaza, Montebello, Park Catalina, Park West, Reed Square, Slater 116, The Huntington, Vox and Willow Lake).

Management and other fees from affiliates increased $0.2 million or 1.8% to $11.7 million in 2013 compared to $11.5 million in 2012.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed during 2012, and development fees earned from the development joint venture formed in 2013 and 2012 to develop Epic, Expo, Connolly Station, Park 20 (fka Elkhorn), Mosso I and II, The Huxley, The Dylan, The Village and One South Market. The increase in management fees was offset by a reduction of $2.3 million in asset and property management fees from the sale of eight Fund II communities since the fourth quarter of 2012. An additional four communities owned by Fund II were sold in 2013, and the remaining two communities are expected to be sold in 2014.

Property operating expenses, excluding real estate taxes increased $14.9 million or 12.1% in 2013 compared to 2012, primarily due to the acquisition of fifteen communities.  2013/2012 Same-Property operating expenses excluding real estate taxes, increased by $3.6 million or 3.2% in 2013 compared to 2012, due mainly to a $1.4 million increase in repairs and maintenance, a $1.2 million increase in utilities expense, and a $0.9 million increase in administration costs.

Real estate taxes increased $8.9 million or 18.5% in 2013 compared to 2012, due primarily to the acquisition of fifteen communities.  2013/2012 Same-Property real estate taxes increased by $2.6 million or 6.0% for the 2013 compared to 2012 due to $1.3 million or 17.5% increase in property taxes for Seattle Metro due to higher assessed values for 2013, and an increase of 3.7% in property taxes for the majority of the properties located in California.

Depreciation expense increased by $23.2 million or 13.7% in 2013 compared to 2012, due to the acquisition of fifteen communities.  The increase is due to the capitalization of approximately $104.2 million in additions to rental properties through 2013, including $42.0 million spent on redevelopment, $21.2 million on improvements to recent acquisitions, $8.6 million on lessor required capital expenditures, and $5.3 million spent on revenue generating capital expenditures.  Approximately $92.0 million in additions to rental properties was capitalized for 2012, including $39.0 million spent on redevelopment, $13.7 million spent on improvements to recent acquisitions, and $7.7 million spent on revenue generating capital expenditures.

General and administrative expense increased $2.3 million or 9.8% in 2013 compared to 2012 primarily due to annual compensation increases for merit, investments in technology, and the addition of staff.

Merger expenses include, but are not limited to, advisor fees, legal fees, and accounting fees related to the pending merger with BRE Properties, Inc. (“BRE”). The Company entered into a definitive agreement to combine with BRE in December 2013. Merger expenses were $4.3 million for 2013 and zero for 2012.

Interest expense before amortization increased $4.4 million or 4.3% in 2013, primarily due to an increase in average outstanding debt for the funding of 2012 and 2013 acquisitions and development pipeline.

Interest and other income decreased by $2.2 million in 2013 primarily due to $2.3 million of promote income earned from achieving certain performance hurdles related to the Essex Skyline co-investment in 2012.

Equity income in co-investments increased by $14.2 million to $55.9 million in 2013 compared to $41.7 million in 2012.  The increase was primarily due to the Company’s share of the gain on the sale of five Fund II communities of $38.8 million, net of internal disposition costs, and $1.4 million income earned from the early prepayment of a preferred equity investment in 2013.  Additionally, equity income increased with income earned from four communities acquired by the Wesco joint ventures in the second half of 2012 and two communities in the second quarter of 2013. The increase in equity income in 2013 by the Wesco joint venture was offset by a decrease in income related to the sale of eight Fund II communities since the fourth quarter of 2012 including four communities sold in the third quarter of 2013.

Loss on early retirement of debt, net was $0.3 million for 2013 compared to $5.0 million in 2012. The $0.3 million loss in 2013 reflects a gain of $1.5 million earned from the redemption of bonds in the second quarter of 2013 offset by losses incurred from the write-off of deferred financing costs and prepayment penalties related to the prepayment of secured debt loans in 2013. The 2012 loss was due to the write-off of deferred financing costs and prepayment penalties related to the early termination of secured debt related to six communities.  The loss for 2012 also included the Company’s pro-rata share of the write-off of deferred financing costs and prepayment penalties incurred for the prepayment of the secured debt for the Essex Skyline joint venture and seven Fund II communities sold in 2012.

Income from discontinued operations for 2013 was $31.2 million and included gains of $29.2 million from the sales of Linden Square, Brentwood and Cambridge.  For 2012, income from discontinued operations was $11.9 million and included a gain of $9.8 million from the sale of Tierra del Sol/Norte and Alpine Country, net of internal disposition costs. Discontinued operations for 2013 and 2012 reflect the operating results of the three communities sold in 2013 and the two communities sold in 2012.

Comparison of Year Ended December 31, 2012 to the Year Ended December 31, 2011

The Company’s average financial occupancies for the Company’s stabilized apartment communities for “2012/2011 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2012 and 2011) remained consistent at 96.3% for 2012 and 2011.  The regional breakdown of the Company’s stabilized 2012/2011 Same-Property portfolio for financial occupancy for the years ended December 31, 2012 and 2011 is as follows:

	Years ended
	December 31,
	2012	2011
Southern California	96.1%	96.3%
Northern California	96.7%	96.6%
Seattle Metro	96.1%	96.4%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2012/2011 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2012	2011	Change	Change
Property Revenues ($ in thousands)
2012/2011 Same-Properties:
Southern California	56	$224,779	$215,738	$9,041	4.2%
Northern California	33	159,993	146,008	13,985	9.6
Seattle Metro	27	83,153	76,650	6,503	8.5
Total 2012/2011 Same-Property revenues	116	467,925	438,396	29,529	6.7
2012/2011 Non-Same Property Revenues (1)		58,771	22,264	36,507	164.0
Total property revenues		$526,696	$460,660	$66,036	14.3%
(1)  Includes thirteen communities acquired after January 1, 2011, one redevelopment community, five development communities, and three commercial buildings.

2012/2011 Same-Property Revenues increased by $29.5 million or 6.7% to $467.9 million in 2012 compared to $438.4 million in 2011.  The increase was primarily attributable to an increase in scheduled rents of $27.7 million as reflected in an increase of 6.5% in average rental rates from $1,393 per unit for 2011 to $1,483 per unit for 2012.  Scheduled rents increased in all regions by 3.8%, 9.5%, and 8.3% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income increased by $1.2 million and $1.4 million, respectively in 2012 compared to 2011.  Occupancy was consistent between years at 96.3%.

2012/2011 Non-Same Property Revenues increased $36.5 million or 164% to $58.8 million in 2012 compared to $22.3 million in 2011.  The increase was primarily due to revenue generated from five development communities (Via, Allegro, Bellerive, Muse, and Santee Village), thirteen communities acquired or consolidated since January 1, 2011 (Bernard, 1000 Kiely, Delano/Bon Terra, Reed Square, Essex Skyline at MacArthur Place, Park Catalina, The Huntington, Montebello, Park West, Domaine, Ascent, Willow Lake, and Bennett Lofts).

Management and other fees from affiliates increased $4.7 million or 69.5% to $11.5 million in 2012 compared to $6.8 million in 2011.  The increase is primarily due to the asset and property management fees earned from Wesco I and II co-investments formed during 2011, and development fees earned from the joint ventures formed in 2011 and 2012 to develop Epic, Expo, Connolly Station, Park 20 (fka Elkhorn), Mosso I and Mosso II (fka Folsom and Fifth), The Huxley and The Dylan development projects.

Property operating expenses, excluding real estate taxes increased $10.1 million or 8.9% in 2012 compared to 2011, primarily due to the acquisition of thirteen communities and the lease-up of five development properties. 2012/2011 Same-Property operating expenses excluding real estate taxes increased by $1.9 million or 1.7% for 2012 compared to 2011, due mainly to a $1.5 million increase in salaries, marketing, and administration costs and a $0.3 million increase in utilities due to increases in rates for water and sewer.

Real estate taxes increased $4.6 million or 10.5% in 2012 compared to 2011, due primarily to the acquisition of thirteen communities and expensing property taxes instead of capitalizing the cost for communities that were previously under development.  2012/2011 Same-Property real estate taxes increased by $0.9 million or 2.3% for 2012 compared to 2011 due to an increase of 5.3% in property taxes for the Seattle Metro and 2.0% in property taxes for the majority of properties located in California regulated by Proposition 13 offset by temporary reductions in assessed property valuations for selected communities located in California.

Depreciation expense increased by $19.2 million or 12.8% in 2012 compared to 2011, due to the acquisition of thirteen communities and the lease-up of five development properties.  The increase is due to the capitalization of approximately $92.0 million in additions to rental properties in 2012, including $39.0 million spent on redevelopment, $13.7 million spent on improvement to recent acquisitions, and $7.7 million spent on revenue generating capital expenditures.  Approximately $95.3 million in additions to rental properties was capitalized for 2011, including $45.1 million spent on redevelopment, $16.4 million spent on improvements to recent acquisitions, and $7.6 million spent on revenue generating capital expenditures.

General and administrative expense increased $2.6 million or 12.6% in 2012 compared to 2011 primarily due to an increase of acquisitions cost of $1.3 million compared to 2011 related to the increase in acquisitions in 2012 compared to 2011, annual compensation adjustments for merit, and the cost of hiring additional staff to manage the new acquisitions.

Cost of management and other fees increased $1.9 million or 41.3% in 2012 compared to 2011 primarily due to an increase in administrative costs due to hiring of additional staff to assist with the management of the Company’s co-investments including Wesco I and II and the development joint ventures formed in 2011 and 2012.

Interest expense before amortization increased $8.6 million or 9.3% in 2012 compared to 2011, primarily due to the payoff of the $250 million secured line of credit in the fourth quarter of 2011 which had an average interest rate of 1.3%.  The Company replaced the secured line with an unsecured term loan at an average interest rate of 2.7%.  Also, on March 31, 2011, the Company issued $150 million of private placement notes with an average interest rate of 4.5%, on August 15, 2012 the Company issued $300 million of new unsecured bonds with an interest rate of 3.625%, and the Company drew an additional $150 million on a bank term loan in the fourth quarter of 2012.  Thus, interest expense increased due to an increase in average outstanding debt for the funding of 2012 acquisitions and the development pipeline and a higher average interest rate for 2012 compared to 2011.

Interest and other income decreased by $3.3 million in 2012 primarily due to $2.3 million of promote income earned from achieving certain performance hurdles related to the Essex Skyline co-investment and the sale of marketable securities for a gain of $0.8 million in 2012, compared to a gain of $5.0 million from the sale of marketable securities, $0.2 million gain from the sale of a land parcel, and a $1.7 million income tax benefit from a taxable REIT subsidiary that met the “more likely than not” threshold in the fourth quarter of 2011.  This tax benefit relates to the write-off of an investment in a joint venture development project recognized during 2009.

Equity income (loss) in co-investments was income of $41.7 million in 2012 compared to a loss of $0.5 million in 2011. The increase was primarily due to the Company’s pro-rata share of the gain of $29.1 million from the sale of seven properties owned by Fund II, and income of $13.5 million in 2012 compared to $3.5 million for 2011, related to the Company’s preferred equity investments made in 2011.  In the fourth quarter of 2011, the Company made a preferred equity investment in Wesco II which earned $9.0 million in 2012 compared to $0.5 million in 2011.

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

Loss on early retirement of debt was $5.0 million for 2012 and was due to the write-off of deferred financing costs and prepayment penalties related to the early termination of secured debt related to six communities. The loss for 2012 also included the Company’s pro-rata share of the write-off of deferred financing costs and prepayment penalties incurred for the prepayment of the secured debt for the Essex Skyline joint venture and seven Fund II communities sold in 2012. During 2011, the loss on early retirement of debt was due to the write-off of deferred financing costs related to the termination of the Company’s $250 million secured line of credit with Freddie Mac and mortgages paid-off before maturity in 2011.

Income from discontinued operations for 2012 was $11.9 million and included a gain of $9.8 million from the sale of Tierra del Sol/Norte and Alpine Country, net of internal disposition costs.  For 2011, income from discontinued operations was $10.6 million and included a gain of $7.5 million from the sale of Woodlawn Colonial and Clarendon, net of internal disposition costs. Discontinued operations for 2012 and 2011 reflect the operating results of the two communities sold in both 2012 and 2011.

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for 2013 and 2012 ($ in thousands):

	For the year
	ended	For the quarter ended
	12/31/13	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Cash flow provided by (used in):
Operating activities	$304,982	$79,900	74,496	64,894	85,692
Investing activities	(453,696)	(144,709)	(27,306)	(175,944)	(105,737)
Financing activities	148,599	73,791	(57,898)	100,423	32,283

	For the year
	ended	For the quarter ended
	12/31/12	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Cash flow provided by (used in):
Operating activities	$267,499	$48,164	$89,943	$57,232	$72,160
Investing activities	(812,138)	(294,072)	(201,888)	(272,127)	(44,051)
Financing activities	550,356	262,571	109,756	205,283	(27,254)

ESS’s business is operated primarily through the Operating Partnership. ESS issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. ESS  itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. ESS’s principal funding requirement is the payment of dividends on its common stock and preferred stock. ESS’s principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As of December 31, 2013, ESS owned an a 94.6% general  partner  interest and the limited partners owned the remaining 5.4% interest in the Operating Partnership.

The liquidity of ESS is dependent on the Operating Partnership’s ability to make sufficient distributions to ESS. The primary cash requirement of ESS is its payment of dividends to its stockholders. ESS also guarantees some of the Operating Partnership’s debt, as discussed further in Notes 7 and 8 of the Notes to Consolidated Financial Statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the ESS’s guarantee obligations, then ESS will be required to fulfill its cash payment commitments under such guarantees. However, ESS’s only significant asset is its investment in the Operating Partnership.

For ESS to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its REIT taxable income, excluding net capital gains. While historically ESS has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, ESS’s own stock. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. ESS may need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, acquisitions and developments.

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

At December 31, 2013, the Company had $18.5 million of unrestricted cash and cash equivalents and $90.1 million in marketable securities, of which $31.4 million were held available for sale.  The Company believes that cash flows generated by its operations, existing cash, cash equivalents, marketable securities balances, availability under existing lines of credit and the $1.0 billion bridge loan, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of the Company’s reasonably anticipated cash needs during 2014.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two lines of credit aggregating $625.0 million as of December 31, 2013 including a $600.0 million unsecured line of credit.  As of December 31, 2013, there was a $199.0 million balance on this unsecured line of credit with and underlying interest rate of LIBOR plus 1.075%.  In January 2014, the Company increased the capacity of this unsecured line of credit facility from $600.0 million to $1.0 billion and included an accordion feature pursuant to which the Company could expand to $1.5 billion.  The new facility carries an interest rate of LIBOR plus 0.95%, based on the Company’s current credit ratings, and matures in December 2017 with one 18-month extension option.  The Company also has a $25.0 million working capital unsecured line of credit agreement.  As of December 31, 2013, there was a $20.4 million balance on this unsecured line with an underlying interest rate of LIBOR plus 1.075%.  This facility matured in January 2014 and the Company extended the $25.0 million working capital unsecured line of credit for two additional years.   The pricing was reduced to an interest rate of LIBOR plus 0.95%, based on the Company’s current credit ratings.

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

As of December 31, 2013, the Company had a $350 million unsecured term loan outstanding at an average interest rate of 2.5%.  The term loan has a variable interest rate of LIBOR plus 1.2%.  During the fourth quarter of 2012, the Company increased the size of the term loan from $200 million to $350 million.  The Company entered into interest rate swap contracts for a term of five years with a notional amount totaling $300 million, which effectively converted the interest rate on $300 million of the term loan to a fixed rate.  In January 2014, the term loan was amended and the underlying interest rate on the term loan, which is based on a tiered rate structure tied to the Company’s corporate ratings, was reduced from LIBOR plus 1.20% to LIBOR plus 1.05%.

As of December 31, 2013, the Company’s mortgage notes payable totaled $1.4 billion which consisted of $1.2 billion in fixed rate debt with interest rates varying from 4.3% to 6.4% and maturity dates ranging from 2015 to 2021 and $167.6 million of tax-exempt variable rate demand notes with a weighted average interest rate of 1.6%. The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2039, and $156.9 million are subject to interest rate caps.

As of December 31, 2013, the Company had $465 million of unsecured bonds outstanding at an average interest rate of 4.5% with maturity dates ranging from March 2016 through August 2021.

During the third quarter of 2012, the Company issued $300 million of senior unsecured bonds due August 2022 with a coupon rate of 3.625% per annum and payable on February 15th and August 15th of each year, beginning February 15, 2013.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the debt covenants as of December 31, 2013 and 2012.

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

As of December 31, 2013 the Company also had nine interest rate cap contracts totaling a notional amount of $156.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $156.9 million of the $167.6 million of the Company’s tax exempt variable rate debt.

During the third quarter 2012, the Company terminated a swap transaction with respect to the $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community with Citibank because the bonds were repurchased by the Company at par.

As of December 31, 2013 and 2012, the aggregate carrying value of the interest rate swap contracts was a liability of $2.7 million and $6.6 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheets as of December 31, 2013 and 2012.

During the first quarter of 2011, the Company settled its remaining $20.0 million forward starting swap contract for $2.3 million which was applied to the $32.0 million mortgage obtained in February 2011, increasing the effective borrowing rate from 5.4% to 6.2%.

No hedge ineffectiveness on cash flow hedges was incurred during the years ended December 31, 2013 and 2012.

Issuance of Common Stock

During March 2013, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity (only ESS) and debt securities as defined in the prospectus.

ESS has entered into equity distribution agreements with Cantor Fitzgerald & Co, KeyBanc Capital Markets Inc., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc.  Pursuant to its equity distribution program, in 2013, ESS issued 913,344 shares of common stock for $138.4 million, net of fees and commissions, and in 2012, ESS issued 2,404,096 shares of common stock for proceeds of $357.7 million, net of fees and commissions.  During the first quarter of 2014 through February 24, 2014, ESS has issued 462,555 shares of common stock at an average price of $162.97 for proceeds of $74.9 million, net of fees and commissions.  Under this program, ESS may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, acquire apartment communities and fund the development pipeline.  As of February 24, 2014, ESS may sell an additional 4,441,546 shares under the current equity distribution program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property.  For the year ended December 31, 2013, non-revenue generating capital expenditures totaled approximately $1,051 per unit. The Company expects to incur approximately $1,200 per unit in non-revenue generating capital expenditures for the year ending December 31, 2014.  These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, and expenditures for property renovations and improvements which are expected to generate additional revenue.  The Company expects that cash from operations and/or its lines of credit will fund such expenditures.  However, there can be no assurance that the actual expenditures incurred during 2014 and/or the funding thereof will not be significantly different than the Company’s current expectations.

Development and Predevelopment Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2013, the Company had two consolidated development projects comprised of 311 units with an estimated cost of $99.2 million of which $62.6 million remains to be expended, and nine unconsolidated joint venture active development projects comprised of 2,190 units with an estimated cost of $990.7 million, of which $344.4 million remains to be expended.

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  As of December 31, 2013, the Company had one consolidated joint venture predevelopment project aggregating 200 units. The Company may also acquire land for future development purposes or sale.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2013, the Company had ownership interests in five major redevelopment communities aggregating 1,312 apartment units with estimated redevelopment costs of $124.7 million, of which approximately $86.1 million remains to be expended.

Alternative Capital Sources

Wesco, I LLC (“Wesco I”) is a 50/50 programmatic joint venture with an institutional partner for a total equity commitment of $300.0 million.  Each partner’s equity commitment is $150.0 million.  Wesco I will utilize debt targeted at approximately 50% of the cost to acquire and improve real estate.  The Company has contributed $150.0 million to Wesco I, and as of December 31, 2013, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of approximately $670 million.

During 2012, the Company entered into a 50/50 programmatic joint venture, Wesco III LLC (“Wesco III”), with an institutional partner for a total equity commitment from the parties of $120.0 million.  Each partner’s equity commitment is $60.0 million, and Wesco III will utilize debt targeted at approximately 50% of the cost to acquire and improve real estate.  The Company has contributed $39.7 million to Wesco III and, as of December 31, 2013, Wesco III owned three apartment communities with 657 units for an aggregate carrying value of approximately $164 million.

Investments with Wesco I or Wesco III must meet certain criteria to qualify for inclusion in the joint ventures and both partners must approve any new acquisitions and material dispositions. The joint ventures have an investment period of up to two years.  The Company records revenue for its asset management, property management, development, and redevelopment services when earned, and promote income when realized, if Wesco I or Wesco III exceeds certain financial return benchmarks.

During 2012, the Company provided a $26.0 million short term bridge loan to Wesco III at a rate of LIBOR + 2.50% to assist with the purchase of Haver Hill.  In March 2013, Wesco III repaid the Company for the $26.0 million short-term bridge loan.   During the second quarter of 2013, the Company provided two short-term bridge loans to Wesco III totaling $56.8 million to assist with the purchase of the Regency at Mountain View and Gas Company Lofts and both loans were at a rate of LIBOR + 2.50%.  In January 2014, Wesco III repaid the Company $35.5 million for the Gas Company Lofts short-term bridge loan.  The Company expects the remaining bridge loan related to the Regency at Mountain View to be paid in the first quarter of 2014.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturity or due dates of the Company’s contractual obligations and other commitments at December 31, 2013, and the effect such obligations could have on the Company’s liquidity and cash flow in future periods ($ in thousands):

		2015 and	2017 and
	2014	2016	2018	Thereafter	Total
Mortgage notes payable	$-	$79,851	$453,887	$870,342	$1,404,080
Unsecured debt	-	350,000	190,000	870,023	1,410,023
Lines of credit	-	20,421	199,000	-	219,421
Interest on indebtedness (1)	121,500	233,737	184,031	188,418	727,686
Development commitments (including co-investments)	170,900	78,300	-	-	249,200
	$292,400	$762,309	$1,026,918	$1,928,783	$4,010,410

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2013.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities, the Company consolidates 19 DownREIT limited partnerships (comprising eleven communities).  The Company consolidates these entities because it is deemed the primary beneficiary.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $194.9 million and $178.3 million, respectively, as of December 31, 2013, and $201.1 million and $178.6 million respectively, as of December 31, 2012.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2013, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

Net Operating Income (“NOI”)

Same-Property net operating income (“NOI”) is considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of operations.   The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. Prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, and NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  The Company defines Same-Property NOI as Same-Property revenue less Same-Property operating expenses, including property taxes.

The reconciliation of earnings from operations to Same-Property NOI for the periods presented:

	2013	2012	2011
Earnings from operations	$188,705	$167,025	$134,617
Adjustments:
General and administrative	25,601	23,307	20,694
Management and other fees from affiliates	(11,700)	(11,489)	(6,780)
Cost of management and other fees	6,681	6,513	4,610
Depreciation	192,420	169,173	150,009
Merger expenses	4,284	-	-
Net operating income	405,991	354,529	303,150
Less: Non Same-Property NOI	(55,424)	(28,235)	(13,457)
Same-Property NOI	$350,567	$326,294	$289,693

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, statements regarding a potential increase of the quarterly dividend paid by ESS ,expectation as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet operating requirements  and anticipated cash needs and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's development and redevelopment pipeline and the sources of funding for it, the anticipated performance of existing properties, the effect of property sales on future results, anticipated property and growth trends in various geographic regions, statements regarding the Company’s expected 2014 Same-Property revenue, and 2014 Same-Property operating expenses , statements regarding the Company's financing activities, and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that there may be a downturn in the markets in which the Company's communities are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of today, and the Company assumes no obligation to update this information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of December 31, 2013, the Company has entered into ten interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the five-year unsecured term debt.  As of December 31, 2013, the Company also had $167.6 million of variable rate indebtedness, of which $156.9 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2013.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of December 31, 2013.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2013.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimate Fair	+ 50	- 50
($ in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2016-2017	$(2,682)	$1,989	$(6,500)
Interest rate caps	156,904	2014-2018	-	48	-
Total cash flow hedges	$456,904	2014-2018	$(2,682)	$2,037	$(6,500)

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated that the fair value of the Company’s $2.30 billion and $2.13 billion of fixed rate debt at December 31, 2013 and 2012 respectively, to be $2.33 billion and $2.24 billion.  Management has estimated the fair value of the Company’s $737.0 million and $692.9 million of variable rate debt at December 31, 2013 and 2012, respectively, is $719.4 million and $671.7 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace ($ in thousands).

	For the Years Ended December 31,
	2014	2015	2016	2017	2018	Thereafter		Total	Fair value

Fixed rate debt	$-	$67,461	$162,390	$222,731	$271,156	$1,572,764		$2,296,502	$2,329,482
Average interest rate	-	5.2%	4.5%	5.5%	5.9%	5.0%
Variable rate debt	$20,421	$199,000	$200,000	$150,000	$-	$167,601	(1)	$737,022	$719,414
Average interest rate	2.2%	2.2%	2.5%	2.5%	-	1.6%

(1)	$156.9 million subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2013; it does not consider those exposures or positions that could arise after that date.  As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise during the period.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2013, ESS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, ESS’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, ESS’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by ESS in the reports that ESS files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that ESS  files or submits under the Exchange Act is accumulated and communicated to the ESS’s management, including ESS’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in ESS’s internal control over financial reporting, that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, ESS’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

ESS’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). ESS’s management assessed the effectiveness of ESS’s internal control over financial reporting as of December 31, 2013. In making this assessment, ESS’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (1992)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). ESS’s management has concluded that, as of December 31, 2013, its internal control over financial reporting was effective based on these criteria. ESS’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over ESS’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2013, the Operating Partnership carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner concluded that as of December 31, 2013, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the general partner, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (1992)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Operating Partnership’s management has concluded that, as of December 31, 2013, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2014 Annual Meeting of Shareholders, under the heading “Board and Corporate Governance Matters,” to be filed with the SEC within 120 days of December 31, 2013.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2014 Annual Meeting of Shareholders,  under the headings “Executive Compensation and Other Information” and “Election of Directors – Governance, Board, and Committee Meetings: Compensation of Directors,” to be filed with the SEC within 120 days of December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2014 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2014 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Transactions,” to be filed with the SEC within 120 days of December 31, 2013.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein  by reference from our Proxy Statement, relating to our 2014 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees of KPMG LLP,” to be filed with the SEC within 120 days of December 31, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets: As of December 31, 2013 and 2012	F-5

Consolidated Statements of Operations: Years ended December 31, 2013, 2012, and 2011	F-6

Consolidated Statements of Comprehensive Income: Years ended December 31, 2013, 2012, and 2011	F-7

Consolidated Statements of Equity: Years ended December 31, 2013, 2012, and 2011	F-8

Consolidated Statements of Cash Flows: Years ended December 31, 2013, 2012, and 2011	F-9

Notes to Consolidated Financial Statements	F-17

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets: As of December 31, 2013 and 2012	F-11

Consolidated Statements of Operations: Years ended December 31, 2013, 2012, and 2011	F-12

Consolidated Statements of Comprehensive Income: Years ended December 31, 2013, 2012, and 2011	F-13

Consolidated Statements of Capital: Years ended December 31, 2013, 2012, and 2011	F-14

Consolidated Statements of Cash Flows: Years ended December 31, 2013, 2012, and 2011	F-15

Notes to Consolidated Financial Statements	F-17

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2013.	F-47

(4) See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Essex Property Trust Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of Essex Property Trust, Inc.’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Essex Property Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on Essex Property Trust Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 26, 2014

Independent Registered Public Accounting Firm

The General Partner
Essex Portfolio, L.P.:

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP
KPMG LLP
San Francisco, California
February 26, 2014

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012
(Dollars in thousands, except share amounts)

	2013	2012
ASSETS
Real estate:
Rental properties:
Land and land improvements	$1,083,552	$1,003,171
Buildings and improvements	4,360,205	4,030,501
	5,443,757	5,033,672
Less: accumulated depreciation	(1,254,886)	(1,081,517)
	4,188,871	3,952,155

Real estate under development	50,430	66,851
Co-investments	677,133	571,345
	4,916,434	4,590,351
Cash and cash equivalents-unrestricted	18,491	18,606
Cash and cash equivalents-restricted	35,275	23,520
Marketable securities	90,084	92,713
Notes and other receivables	68,255	66,163
Prepaid expenses and other assets	33,781	35,003
Deferred charges, net	24,519	20,867
Total assets	$5,186,839	$4,847,223

LIABILITIES AND EQUITY
Mortgage notes payable	$1,404,080	$1,565,599
Unsecured debt	1,410,023	1,112,084
Lines of credit	219,421	141,000
Accounts payable and accrued liabilities	67,183	64,858
Construction payable	8,047	5,392
Dividends payable	50,627	45,052
Derivative liabilities	2,682	6,606
Other liabilities	22,189	22,167
Total liabilities	3,184,252	2,962,758
Commitments and contingencies
Cumulative convertible 4.875% Series G preferred stock; $.0001 par value: 5,980,000 issued, and 178,249 outstanding	4,349	4,349
Equity:
Common stock; $.0001 par value, 656,020,000 shares authorized;37,421,219 and 36,442,994 shares issued and outstanding	4	3
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	73,750	73,750
Excess stock, $.0001 par value, 330,000,000 shares authorized and no shares issued or outstanding	-	-
Additional paid-in capital	2,345,763	2,204,778
Distributions in excess of accumulated earnings	(474,426)	(444,466)
Accumulated other comprehensive loss, net	(60,472)	(69,261)
Total stockholders' equity	1,884,619	1,764,804
Noncontrolling interest	113,619	115,312
Total equity	1,998,238	1,880,116
Total liabilities and equity	$5,186,839	$4,847,223

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share and share amounts)

	2013	2012	2011
Revenues:
Rental and other property	$602,003	$526,696	$460,660
Management and other fees from affiliates	11,700	11,489	6,780
	613,703	538,185	467,440
Expenses:
Property operating, excluding real estate taxes	138,736	123,813	113,733
Real estate taxes	57,276	48,354	43,777
Depreciation	192,420	169,173	150,009
General and administrative	25,601	23,307	20,694
Cost of management and other fees	6,681	6,513	4,610
Merger expenses	4,284	-	-
	424,998	371,160	332,823
Earnings from operations	188,705	167,025	134,617

Interest expense before amortization	(104,600)	(100,244)	(91,694)
Amortization expense	(11,924)	(11,644)	(11,474)
Interest and other income	11,633	13,833	17,139
Equity income (loss) from co-investments	55,865	41,745	(467)
Loss on early retirement of debt, net	(300)	(5,009)	(1,163)
Gain on sale of land	1,503	-	-
Gain on remeasurement of co-investment	-	21,947	-
Income before discontinued operations	140,882	127,653	46,958
Income from discontinued operations	31,173	11,937	10,558
Net income	172,055	139,590	57,516
Net income attributable to noncontrolling interest	(15,772)	(14,306)	(10,446)
Net income attributable to controlling interest	156,283	125,284	47,070
Dividends to preferred stockholders	(5,472)	(5,472)	(4,753)
Excess of cash paid to redeem preferred stock and units over the carrying value	-	-	(1,949)
Net income available to common stockholders	$150,811	$119,812	$40,368
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$3.26	$3.10	$0.94
Income from discontinued operations available to common stockholders	0.79	0.32	0.30
Net income available to common stockholders	$4.05	$3.42	$1.24

Weighted average number of shares outstanding during the year	37,248,960	35,032,491	32,541,792
Diluted:
Income before discontinued operations available to common stockholders	$3.25	$3.09	$0.94
Income from discontinued operations available to common stockholders	0.79	0.32	0.30
Net income available to common stockholders	$4.04	$3.41	$1.24

Weighted average number of shares outstanding during the year	37,335,295	35,124,921	32,628,714

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011

Net income	$172,055	$139,590	$57,516
Other comprehensive income (loss):
Changes in fair value of cash flow hedges and amortization of settlement swaps	12,614	3,402	7,707
Changes in fair value of marketable securities	(1,556)	1,411	1,330
Reversal of unrealized gains upon the sale of marketable securities	(1,767)	(1,082)	(4,286)
Total other comprehensive income	9,291	3,731	4,751
Comprehensive income	181,346	143,321	62,267
Comprehensive income attributable to noncontrolling interest	(16,274)	(14,527)	(10,751)
Comprehensive income attributable to controlling interest	$165,072	$128,794	$51,516

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2013, 2012 and 2011
(Dollars and shares in thousands)

	Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive(loss) income,	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	net	Interest	Total
Balances at December 31, 2010	1,000	$25,000	31,325	$3	$1,515,468	$(313,308)	$(77,217)	$205,068	$1,355,014
Net income	-	-	-	-	-	47,070	-	10,446	57,516
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(4,011)	(275)	(4,286)
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	7,212	495	7,707
Changes in fair value of marketable securities	-	-	-	-	-	-	1,245	85	1,330
Issuance of common stock under:
Stock option plans	-	-	103	-	8,412	-	-	-	8,412
Sale of common stock	-	-	2,460	-	323,931	-	-	-	323,931
Equity based compensation costs	-	-	-	-	(725)	-	-	1,598	873
Issuance of Series H Preferred	2,950	73,750	-	-	(2,541)	-	-	-	71,209
Redemptions of Series F Preferred	(1,000)	(25,000)	-	-	-	-	-	-	(25,000)
Redemptions of Series B Preferred	-	-	-	-	1,200	-	-	(80,000)	(78,800)
Redemptions of noncontrolling interest	-	-	-	-	(1,134)	-	-	(4,253)	(5,387)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(16,963)	(16,963)
Common and preferred stock dividends declared	-	-	-	-	-	(141,828)	-	-	(141,828)
Balances at December 31, 2011	2,950	73,750	33,888	3	1,844,611	(408,066)	(72,771)	116,201	1,553,728
Net income	-	-	-	-	-	125,284	-	14,306	139,590
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(1,018)	(64)	(1,082)
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	3,183	219	3,402
Changes in fair value of marketable securities	-	-	-	-	-	-	1,345	66	1,411
Issuance of common stock under:
Stock option plans	-	-	151	-	4,675	-	-	-	4,675
Sale of common stock	-	-	2,404	-	357,720	-	-	-	357,720
Equity based compensation costs	-	-	-	-	(430)	-	-	2,231	1,801
Contributions from noncontrollong interest	-	-	-	-	-	-	-	4,232	4,232
Redemptions of noncontrolling interest	-	-	-	-	(1,798)	-	-	(5,188)	(6,986)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(16,691)	(16,691)
Common and preferred stock dividends declared	-	-	-	-	-	(161,684)	-	-	(161,684)
Balances at December 31, 2012	2,950	73,750	36,443	3	2,204,778	(444,466)	(69,261)	115,312	1,880,116
Net income	-	-	-	-	-	156,283	-	15,772	172,055
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(1,673)	(94)	(1,767)
Changes in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	11,934	680	12,614
Changes in fair value of marketable securities	-	-	-	-	-	-	(1,472)	(84)	(1,556)
Issuance of common stock under:
Stock option plans	-	-	65	-	7,244	-	-	-	7,244
Sale of common stock	-	-	913	1	138,365	-	-	-	138,366
Equity based compensation costs	-	-	-	-	(907)	-	-	2,515	1,608
Redemptions of noncontrolling interest	-	-	-	-	(3,717)	-	-	(1,994)	(5,711)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(18,488)	(18,488)
Common and preferred stock dividends declared	-	-	-	-	-	(186,243)	-	-	(186,243)
Balances at December 31, 2013	2,950	$73,750	37,421	$4	$2,345,763	$(474,426)	$(60,472)	$113,619	$1,998,238

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$172,055	$139,590	$57,516
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(1,767)	(819)	(4,956)
Gain on remeasurement of co-investment	-	(21,947)	-
Company's share of gain on the sales of co-investment	(41,252)	(29,112)	(919)
Gain on the sales of real estate	(30,725)	(10,870)	(8,562)
Loss on early retirement of debt	300	5,009	1,163
Co-investments	5,023	1,626	7,929
Amortization expense	12,216	11,644	11,474
Amortization of discount on notes receivables	(844)	(1,832)	(1,757)
Amortization of discount on marketable securities	(6,556)	(5,127)	(4,794)
Depreciation	193,518	170,686	152,542
Equity-based compensation	4,508	4,141	2,927
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,588)	(9,488)	(1,172)
Accounts payable and accrued liabilities	72	12,360	3,620
Other liabilities	22	1,638	1,560
Net cash provided by operating activities	304,982	267,499	216,571
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(348,774)	(393,771)	(57,478)
Improvements to recent acquisitions	(21,240)	(13,704)	(16,446)
Redevelopment	(42,035)	(39,027)	(45,130)
Revenue generating capital expenditures	(5,254)	(7,620)	(7,616)
Lessor required capital expenditures	(8,641)	(1,173)	-
Non-revenue generating capital expenditures	(27,038)	(30,491)	(26,090)
Acquisition of and additions to real estate under development	(17,757)	(29,196)	(79,194)
Acquisition of membership interest in co-investment	-	(85,000)	-
Dispositions of real estate	65,496	27,800	23,003
Changes in restricted cash and refundable deposits	(9,149)	(6,069)	(1,376)
Purchases of marketable securities	(16,442)	(73,735)	(8,048)
Sales and maturities of marketable securities	24,172	61,703	32,998
Purchases of and advances under notes and other receivables	(56,750)	(26,000)	(12,325)
Collections of notes and other receivables	53,438	14,525	884
Contributions to co-investments	(162,578)	(260,153)	(246,106)
Non-operating distributions from co-investments	118,856	49,773	17,141
Net cash used in investing activities	(453,696)	(812,138)	(425,783)
Cash flows from financing activities:
Borrowings under debt agreements	969,061	1,745,853	1,514,684
Repayment of debt	(750,900)	(1,371,317)	(1,435,135)
Additions to deferred charges	(7,402)	(6,707)	(5,533)
Payments to settle derivative instruments	-	-	(2,395)
Net proceeds from issuance of Preferred stock, Series H	-	-	71,209
Retirement of Series B preferred units and Series F Preferred stock	-	-	(103,800)
Equity related issuance cost	(617)	(309)	(627)
Net proceeds from stock options exercised	4,958	2,643	6,986
Net proceeds from issuance of common stock	138,366	357,720	323,931
Contributions from noncontrolling interest	-	2,400	-
Distributions to noncontrolling interest	(18,488)	(16,691)	(16,963)
Redemption of noncontrolling interest	(5,711)	(6,986)	(5,387)
Common and preferred stock dividends paid	(180,668)	(156,250)	(138,622)
Net cash provided by financing activities	148,599	550,356	208,348
Net increase (decrease) in cash and cash equivalents	(115)	5,717	(864)
Cash and cash equivalents at beginning of year	18,606	12,889	13,753
Cash and cash equivalents at end of year	$18,491	$18,606	$12,889

(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $16,486, $10,346, and $8,240 capitalized in 2013, 2012 and 2011, respectively	$103,516	$95,597	$89,691
Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$68	$6,632	$165,214
Transfer from real estate under development to co-investments	$27,906	$-	$54,472
Transfer from co-investments to rental properties	$-	$148,053	$-
Mortgage notes assumed in connection with purchases
of real estate including the loan premiums recorded	$-	$82,133	$20,927
Contribution of note receivable to co-investment	$-	$12,325	$-
Change in accrual of dividends	$5,575	$5,441	$3,206
Change in fair value of derivative liabilities	$4,185	$4,461	$230
Change in fair value of marketable securities	$3,222	$459	$2,836
Change in construction payable	$2,655	$1,113	$2,518

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012
(Dollars in thousands, except per unit amounts)

	2013	2012
ASSETS
Real estate:
Rental properties:
Land and land improvements	$1,083,552	$1,003,171
Buildings and improvements	4,360,205	4,030,501

	5,443,757	5,033,672
Less accumulated depreciation	(1,254,886)	(1,081,517)

	4,188,871	3,952,155
Real estate under development	50,430	66,851
Co-investments	677,133	571,345
	4,916,434	4,590,351
Cash and cash equivalents-unrestricted	18,491	18,606
Cash and cash equivalents-restricted	35,275	23,520
Marketable securities	90,084	92,713
Notes and other receivables	68,255	66,163
Prepaid expenses and other assets	33,781	35,003
Deferred charges, net	24,519	20,867

Total assets	$5,186,839	$4,847,223

LIABILITIES AND CAPITAL
Mortgage notes payable	$1,404,080	$1,565,599
Unsecured debt	1,410,023	1,112,084
Lines of credit	219,421	141,000
Accounts payable and accrued liabilities	67,183	64,858
Construction payable	8,047	5,392
Distributions payable	50,627	45,052
Derivative liabilities	2,682	6,606
Other liabilities	22,189	22,167
Total liabilities	3,184,252	2,962,758
Commitments and contingencies
Cumulative convertible Series G preferred interest (liquidation value of $4,456)	4,349	4,349
Capital:
General Partner:
Common equity (37,421,219 and 36,442,994 units issued and outstanding at December 31, 2013 and December 31, 2012, respectively)	1,873,882	1,762,856
Preferred interest (liquidation value of $73,750)	71,209	71,209
	1,945,091	1,834,065
Limited Partners:
Common equity (2,149,802 and 2,122,381 units issued and outstanding for the year ended December 31, 2013 and 2012, respectively)	45,957	45,593
Accumulated other comprehensive loss	(58,940)	(68,231)
Total partners' capital	1,932,108	1,811,427
Noncontrolling interest	66,130	68,689
Total capital	1,998,238	1,880,116

Total liabilities and capital	$5,186,839	$4,847,223

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARES
Consolidated Statements of Operations
Years ended December 31, 2013, 2012, and 2011
(Dollars in thousands, except per unit and unit amounts)

	2013	2012	2011
Revenues:
Rental and other property	$602,003	$526,696	$460,660
Management and other fees from affiliates	11,700	11,489	6,780
	613,703	538,185	467,440
Expenses:
Property operating, excluding real estate taxes	138,736	123,813	113,733
Real estate taxes	57,276	48,354	43,777
Depreciation	192,420	169,173	150,009
General and administrative	25,601	23,307	20,694
Cost of management and other fees	6,681	6,513	4,610
Merger Expenses	4,284	-	-
	424,998	371,160	332,823

Earnings from operations	188,705	167,025	134,617
Interest expense before amortization	(104,600)	(100,244)	(91,694)
Amortization expense	(11,924)	(11,644)	(11,474)
Interest and other income	11,633	13,833	17,139
Equity income (loss) from co-investments	55,865	41,745	(467)
Loss on early retirement of debt, net	(300)	(5,009)	(1,163)
Gain on sale of land	1,503	-	-
Gain on remeasurement of co-investment	-	21,947	-
Income before discontinued operations	140,882	127,653	46,958
Income from discontinued operations	31,173	11,937	10,558
Net income	172,055	139,590	57,516
Net income attributable to noncontrolling interest	(6,834)	(6,347)	(5,571)
Net income attributable to controlling interest	165,221	133,243	51,945
Preferred interest distributions - Series F, G, & H	(5,472)	(5,472)	(4,753)
Preferred interest distributions - limited partner	-	-	(1,650)
Excess of the carrying amount of preferred interest redeemed over the cash paid to redeem preferred interest	-	-	(1,949)
Net income available to common unitholders	$159,749	$127,771	$43,593

Per unit data:
Basic:
Income before discontinued operations available to common unitholders	$3.27	$3.11	$0.95
Income from discontinued operations	0.79	0.32	0.30
Net income available to common unitholders	$4.06	$3.43	$1.25
Weighted average number of common units outstanding during the period	39,380,385	37,251,537	34,773,599

Diluted:
Income before discontinued operations available to common unitholders	$3.26	$3.10	$0.95
Income from discontinued operations	0.79	0.32	0.30
Net income available to common unitholders	$4.05	$3.42	$1.25
Weighted average number of common units outstanding during the period	39,466,720	37,343,967	34,860,521

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012, and 2011
(Dollars in thousands)

	2013	2012	2011

Net income	$172,055	$139,590	$57,516
Other comprehensive income (loss):
Changes in fair value of cash flow hedges and amortization of settlement swaps	12,614	3,402	7,707
Changes in fair value of marketable securities	(1,556)	1,411	1,330
Reversal of unrealized gains upon the sale of marketable securities	(1,767)	(1,082)	(4,286)
Total other comprehensive income	9,291	3,731	4,751
Comprehensive income	181,346	143,321	62,267
Comprehensive income attributable to noncontrolling interest	(6,834)	(6,347)	(5,571)
Comprehensive income attributable to controlling interest	$174,512	$136,974	$56,696

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
 Consolidated Statements of Capital
Years ended December 31, 2013, 2012, and 2011
 (Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
			Preferred			Preferred	other
	Common Equity		Equity	Common Equity		Equity	comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	Amount	(loss) income	Interest	Total
Balances at December 31, 2010	31,325	$1,202,751	$24,412	2,201	$54,065	$80,000	$(76,713)	$70,499	$1,355,014
Net income	-	42,317	4,753	-	3,225	1,650	-	5,571	57,516
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(4,286)	-	(4,286)
Change in fair value of cash flow hedges and amortization of gain on settlement of swap	-	-	-	-	-		7,707		7,707
Changes in fair value of marketable securities	-	-	-	-	-	-	1,330	-	1,330
Issuance of common units under:
Stock and unit based compensation plans	103	8,412	-	-	-	-	-	-	8,412
Sale of common stock by the general partner	2,460	323,931	-	-	-	-	-	-	323,931
Stock and unit based compensation costs	-	(725)	-	28	1,598	-	-	-	873
Issuance of Series H Preferred	-	-	71,209	-	-	-	-	-	71,209
Redemptions of Series F Preferred	-	(588)	(24,412)	-	-	-	-	-	(25,000)
Redemptions of Series B Preferred	-	1,200	-	-	-	(80,000)	-	-	(78,800)
Redemptions	-	(1,134)	-	-	(1,049)	-	-	(3,204)	(5,387)
Distribution to noncontrolling interests	-	-	-	-	-	-	-	(6,052)	(6,052)
Distributions declared	-	(137,075)	(4,753)	-	(9,261)	(1,650)	-	-	(152,739)
Balances at December 31, 2011	33,888	1,439,089	71,209	2,229	48,578	-	(71,962)	66,814	1,553,728
Net income	-	119,812	5,472	-	7,959	-	-	6,347	139,590
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(1,082)	-	(1,082)
Change in fair value of cash flow hedges and amortization of gain on settlement of swap	-	-	-	-	-		3,402		3,402
Changes in fair value of marketable securities	-	-	-	-	-	-	1,411	-	1,411
Issuance of common units under:
Stock and unit based compensation plans	151	4,675	-	-	-	-	-	-	4,675
Sale of common stock by the general partner	2,404	357,720	-	-	-	-	-	-	357,720
Stock and unit based compensation costs	-	(430)	-	(107)	2,231	-	-	-	1,801
Capital contributions	-	-	-	-	-	-	-	4,232	4,232
Redemptions	-	(1,798)	-	-	(3,441)	-	-	(1,747)	(6,986)
Distribution to noncontrolling interests	-	-	-	-	-	-	-	(6,957)	(6,957)
Distributions declared	-	(156,212)	(5,472)	-	(9,734)	-	-	-	(171,418)
Balances at December 31, 2012	36,443	1,762,856	71,209	2,122	45,593	-	(68,231)	68,689	1,880,116
Net income	-	150,811	5,472	-	8,938	-	-	6,834	172,055
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(1,767)	-	(1,767)
Change in fair value of cash flow hedges and amortization of settlement swaps	-	-	-	-	-	-	12,614	-	12,614
Changes in fair value of marketable securities	-	-	-	-	-	-	(1,556)	-	(1,556)
Issuance of common units under:
Stock and unit based compensation plans	65	7,244	-	-	-	-	-	-	7,244
Sale of common stock by the general partner	913	138,366	-	-	-	-	-	-	138,366
Stock and unit based compensation costs	-	(907)	-	28	2,515	-	-	-	1,608
Redemptions	-	(3,717)	-	-	(617)	-	-	(1,377)	(5,711)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(8,016)	(8,016)
Distributions declared	-	(180,771)	(5,472)	-	(10,472)	-	-	-	(196,715)
Balances at December 31, 2013	37,421	$1,873,882	$71,209	2,150	$45,957	$-	$(58,940)	$66,130	$1,998,238
See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012, and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$172,055	$139,590	$57,516
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(1,767)	(819)	(4,956)
Gain on remeasurement of co-investment	-	(21,947)	-
Company's share of gain on the sales of co-investment	(41,252)	(29,112)	(919)
Gain on the sales of real estate	(30,725)	(10,870)	(8,562)
Loss on early retirement of debt	300	5,009	1,163
Co-investments	5,023	1,626	7,929
Amortization expense	12,216	11,644	11,474
Amortization of discount on notes receivables	(844)	(1,832)	(1,757)
Amortization of discount on marketable securities	(6,556)	(5,127)	(4,794)
Depreciation	193,518	170,686	152,542
Equity-based compensation	4,508	4,141	2,927
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,588)	(9,488)	(1,172)
Accounts payable and accrued liabilities	72	12,360	3,620
Other liabilities	22	1,638	1,560
Net cash provided by operating activities	304,982	267,499	216,571
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(348,774)	(393,771)	(57,478)
Improvements to recent acquisitions	(21,240)	(13,704)	(16,446)
Redevelopment	(42,035)	(39,027)	(45,130)
Revenue generating capital expenditures	(5,254)	(7,620)	(7,616)
Lessor required capital expenditures	(8,641)	(1,173)	-
Non-revenue generating capital expenditures	(27,038)	(30,491)	(26,090)
Acquisition of and additions to real estate under development	(17,757)	(29,196)	(79,194)
Acquisition of membership interest in co-investment	-	(85,000)	-
Dispositions of real estate	65,496	27,800	23,003
Changes in restricted cash and refundable deposits	(9,149)	(6,069)	(1,376)
Purchases of marketable securities	(16,442)	(73,735)	(8,048)
Sales and maturities marketable securities	24,172	61,703	32,998
Purchases of and advances under notes and other receivables	(56,750)	(26,000)	(12,325)
Collections of notes and other receivables	53,438	14,525	884
Contributions to co-investments	(162,578)	(260,153)	(246,106)
Non-operating distributions from co-investments	118,856	49,773	17,141
Net cash used in investing activities	(453,696)	(812,138)	(425,783)
Cash flows from financing activities:
Borrowings under debt agreements	969,061	1,745,853	1,514,684
Repayment of debt	(750,900)	(1,371,317)	(1,435,135)
Additions to deferred charges	(7,402)	(6,707)	(5,533)
Payments to settle derivative instruments	-	-	(2,395)
Net proceeds from issuance of Series H Preferred interests	-	-	71,209
Retirement of Series B preferred interests and Series F Preferred interests	-	-	(103,800)
Equity related issuance cost	(617)	(309)	(627)
Net proceeds from stock options exercised	4,958	2,643	6,986
Net proceeds from issuance of common units	138,366	357,720	323,931
Contributions from noncontrolling interest	-	2,400	-
Distributions to noncontrolling interest	(8,016)	(6,957)	(6,052)
Redemption of limited partners units and noncontrolling interests	(5,711)	(6,986)	(5,387)
Common units and preferred units and preferred interests distributions paid	(191,140)	(165,984)	(149,533)
Net cash provided by financing activities	148,599	550,356	208,348
Net increase (decrease) in cash and cash equivalents	(115)	5,717	(864)
Cash and cash equivalents at beginning of year	18,606	12,889	13,753
Cash and cash equivalents at end of year	$18,491	$18,606	$12,889
(Continued)

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012, and 2011
(Dollars in thousands)

	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $16,486, $10,346, and $8,240capitalized in 2013, 2012 and 2011, respectively	$103,516	$95,597	$89,691
Supplemental disclosure of noncash investing and financing activities:
Transfer from real estate under development to rental properties	$68	$6,632	$165,214
Transfer from real estate under development to co-investments	$27,906	$-	$54,472
Transfer from co-investments to rental properties	-	148,053	-
Mortgage notes assumed in connection with purchases of real estate including the loan premiums recorded	$-	$82,133	$20,927
Contribution of note receivable to co-investment	-	12,325	-
Change in accrual of distributions	$5,575	$5,441	$3,206
Change in fair value of derivative liabilities	$4,185	$4,461	$230
Change in fair value of marketable securities	$3,222	$459	$2,836
Change in construction payable	$2,655	$1,113	$2,518

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

(1) Organization

The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex”, “ESS”, or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company).  Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

ESS is the sole general partner in the Operating Partnership with a 94.6% general partner interest and the limited partners owned a 5.4% interest as of December 31, 2013.  The limited partners may convert their Operating Partnership units into an equivalent number of shares of common stock.  Total Operating Partnership units outstanding were 2,149,802 and 2,122,381 as of December 31, 2013 and 2012, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $308.5 million and $311.2 million, as of December 31, 2013 and 2012, respectively.  The Company has reserved shares of common stock for such conversions.

As of December 31, 2013, the Company owned or had ownership interests in 164 apartment communities, (aggregating 34,079 units), four commercial buildings, and eleven active development projects (collectively, the “Portfolio”).  The communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area

In December 2013, the Company and BRE Properties, Inc. (“BRE”) entered into a definitive agreement under which BRE will merge with Essex. Under the terms of the agreement, each BRE common share will be converted into 0.2971 newly issued shares of Essex common stock plus $12.33 in cash. The Company has obtained committed financing up to $1.0 billion (the “bridge loan”) which is available if needed to fund the cash portion of the purchase price.   The bridge loan facility is structured as a 364-day unsecured loan facility available in a single draw on the closing date of the merger. The company is exploring several alternatives to fund the cash needs of the transaction including asset sales, joint ventures or new financing. The merger is subject to customary closing conditions, including receipt of approval of Essex and BRE shareholders.  Additional information about the merger and the bridge loan can be found in the Form S-4 filed with the SEC on January 29, 2014.

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to conform to the current year’s presentation.

Noncontrolling interest includes the 5.4% and 5.5% limited partner interests in the Operating Partnership not held by the Company at December 31, 2013 and 2012, respectively. These percentages include the Operating Partnership’s vested long term incentive plan units (see Note 13).

The Company consolidates 19 DownREIT limited partnerships (comprising eleven communities), since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $194.9 million and $178.3 million, respectively, as of December 31, 2013, and $201.1 million and $178.6 million, respectively, as of December 31, 2012.

The DownREIT VIEs collectively own eleven apartment communities in which Essex Management Company (“EMC”) is the general partner, the Operating Partnership is a special limited partner, and the other limited partners were granted rights of redemption for their interests.  Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis.  Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements.  The other limited partners receive distributions based on the Company's current dividend rate times the number of units held.  Total DownREIT units outstanding were 1,007,879 and 1,039,431 as of December 31, 2013 and 2012 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $144.6 million and $152.4 million, as of December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within noncontrolling interest in the accompanying consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2013 and 2012, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

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

The Company performs the following evaluation for communities acquired:

(1)	adjust the purchase price for any fair value adjustments resulting from such things as assumed debt or contingencies;
(2)	estimate the value of the real estate “as if vacant” as of the acquisition date;
(3)	allocate that value among land and buildings;
(4)	compute the value of the difference between the “as if vacant” value and the adjusted purchase price, which will represent the total intangible assets;
(5)	compute the value of the above and below market leases and determine the associated life of the above market/ below market leases;
(6)	compute the value of the in-place leases and customer relationships, if any, and the associated lives of these assets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available.  Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell.  As of December 31, 2013 and 2012, no communities were classified as held for sale and no impairment charges were recorded in 2013, 2012 or 2011.

In the normal course of business, the Company will receive purchase offers for its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  The Company classifies real estate as "held for sale" when all criteria under the accounting standard for the disposals of long-lived assets have been met.  In accordance with the standard, the Company presents income and gains/losses on communities sold or held for sale as discontinued operations.  The Company’s equity in income or loss from real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.  (See Note 6 for a description of the Company’s discontinued operations for 2013, 2012, and 2011).

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

A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote distributions if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible.  Any promote fees are reflected in equity income (loss) from co-investments.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

(f)  Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard for fair value measurements as discussed later in Note 2), and any unrealized gain or loss is recorded as other comprehensive income (loss).  There were no other than temporary impairment charges for the years ended December 31, 2013, 2012, and 2011.  Realized gains and losses, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statement of operations.

As of December 31, 2013 and 2012, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of December 31, 2013 and 2012, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of December 31, 2013 and 2012 marketable securities consist of the following ($ in thousands):

	December 31, 2013
		Gross
	Amortized	Unrealized	Carrying
	Cost	Gain (Loss)	Value
Available for sale:
Investment-grade unsecured bonds	$15,446	$509	$15,955
Investment funds - US treasuries	3,675	3	3,678
Common stock	13,104	(1,304)	11,800
Held to maturity:
Mortgage backed securities	58,651	-	58,651
Total	$90,876	$(792)	$90,084

	December 31, 2012
		Gross
	Amortized	Unrealized	Carrying
	Cost	Gain	Value
Available for sale:
Investment-grade unsecured bonds	$15,475	$826	$16,301
Investment funds - US treasuries	3,788	1	3,789
Common stock	18,917	1,704	20,621
Held to maturity:
Mortgage backed securities	52,002	-	52,002
Total	$90,182	$2,531	$92,713

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the years ended December 31, 2013, 2012 and 2011, the proceeds from sales of available for sale securities totaled $24.2 million, $61.7 million and $33.0 million, respectively.  These sales all resulted in gains, which totaled $1.8 million, $0.8 million and $5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(g) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans and are secured by real estate.  Interest is recognized over the life of the note.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

Each note is analyzed to determine if it is impaired.  A note is impaired if it is probable that the Company will not collect all contractually due principal and interest.  The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectable. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2013 and 2012, no notes were impaired.

(h) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities.  Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various office costs that clearly relate to projects under development.  The Company’s capitalized internal costs related to development and redevelopment projects totaled $7.5 million, $6.2 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively,  most of which relates to development projects.  These totals include capitalized salaries of $2.6 million, $2.4 million and $2.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively. The Company capitalizes leasing commissions associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

(i) Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities.  The Company uses Level 2 inputs for its investments in unsecured bonds, notes receivable, notes payable, and derivative liabilities.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for derivatives is described  in Note 9.  The Company uses Level 3 inputs to estimate the fair value of its mortgage backed securities.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management believes that the carrying amounts of the outstanding balances under its lines of credit and notes and other receivables approximate fair value as of December 31, 2013 and 2012, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $2.30 billion and $2.13 billion of fixed rate debt at December 31, 2013 and 2012, respectively, to be $2.33 billion and $2.24 billion.  Management has estimated the fair value of the Company’s $737.0 million and $692.9 million of variable rate debt at December 31, 2013 and 2012, respectively, is $719.4 million and $671.7 million based on the terms of the Company’s existing variable rate debt compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payable, other liabilities and dividends payable approximate fair value as of December 31, 2013 and 2012 due to the short-term maturity of these instruments.  Marketable securities and derivative liabilities are carried at fair value as of December 31, 2013 and 2012.

At December 31, 2013, the Company’s investments in mortgage backed securities had a carrying value of $58.7 million and the Company estimated the fair value to be approximately $86.2 million. At December 31, 2012, the estimated fair values of the mortgage backed securities were approximately equal to the carrying values.  The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

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

As of December 31, 2013 and 2012, there were no outstanding forward starting swaps.  The Company records all derivatives on its consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.   Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

For derivatives not designated as cash flow hedges, changes in fair value are recognized in earnings.  All of the Company’s interest rate swaps and interest rate caps are considered cash flow hedges except for the swap related to the multifamily revenue refunding bonds for the 101 San Fernando community that was terminated in 2012 as described in detail in Note 9.  The Company did not have any fair value hedges during the years end December 31, 2013, 2012 and 2011.

(k) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(l) Income Taxes

Generally in any year in which ESS qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2013 as ESS has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude ESS from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. The activities and tax related provisions, assets and liabilities are not material.

As a partnership, the Operating Partnership is not subject to federal or state income taxes except that in order to maintain ESS’s compliance with REIT tax rules that are applicable to ESS, the Operating Partnership utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Operating Partnership.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

The status of cash dividends distributed for the years ended December 31, 2013, 2012, and 2011 related to common stock, Series F, Series G, and Series H preferred stock are classified for tax purposes as follows:

	2013	2012	2011
Common Stock
Ordinary income	77.34%	70.58%	63.68%
Capital gain	17.64%	8.75%	11.16%
Unrecaptured section 1250 capital gain	5.02%	7.97%	0.74%
Return of capital	0.00%	12.70%	24.42%
	100.00%	100.00%	100.00%

	2013	2012	2011
Series F, G, and H Preferred stock
Ordinary income	77.34%	80.85%	100.00%
Capital gains	17.64%	10.02%	0.00%
Unrecaptured section 1250 capital gain	5.02%	9.13%	0.00%
	100.00%	100.00%	100.00%

(m) Preferred Stock

The Company’s Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur.  The redemption under these provisions is not solely within the Company’s control, thus the Company has classified the Series G Preferred Stock as temporary equity in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.

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

(o) Changes in Accumulated Other Comprehensive Loss by Component

Essex Property Trust, Inc.

	Change in fair	Unrealized
		gains/(losses) on
	amortization	available for sale
	of derivatives	securities	Total
Balance at December 31, 2012, net of noncontrolling interest	$(71,658)	$2,397	$(69,261)
Other comprehensive income (loss) before reclassification	3,468	(1,472)	1,996
Amounts reclassified from accumulated other comprehensive loss	8,466	(1,673)	6,793
Net other comprehensive income (loss)	11,934	(3,145)	8,789
Balance at December 31, 2013, net of noncontrolling interest	$(59,724)	$(748)	$(60,472)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

Essex Portfolio, L.P.

	Change in fair	Unrealized
	value and	gains/(losses) on
	amortization	available for sale
	of derivatives	securities	Total
Balance at December 31, 2012	$(70,762)	$2,531	$(68,231)
Other comprehensive income (loss) before reclassification	4,148	(1,556)	2,592
Amounts reclassified from accumulated other comprehensive loss	8,466	(1,767)	6,699
Net other comprehensive income (loss)	12,614	(3,323)	9,291
Balance at December 31, 2013	$(58,148)	$(792)	$(58,940)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded to interest expense before amortization on the consolidated statement of operations.  Realized gains and losses on available for sale securities are included in interest and other income on the consolidated statement of operations.

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

(3) Real Estate Investments

(a) Acquisitions of Real Estate

For the year ended December 31, 2013, the Company purchased six communities consisting of 1,079 units for $349.1 million.

For the year ended December 31, 2012, the Company purchased eleven communities, comprising of 2,052 units for $551.1 million.

(b) Sales of Real Estate investments

During 2013, the Company sold three communities consisting of 363 units for $57.5 million resulting in gains totaling $29.2 million.

During the first quarter of 2013, the Company sold a land parcel held for future development located in Palo Alto, California for $9.1 million, which resulted in a gain of $1.5 million.

During 2012, the Company sold two communities consisting of 264 units for $28.3 million resulting in gains totaling $10.9 million.

(c) Co-investments

The Company has joint venture investments in co-investments which are accounted for under the equity method.  The co-investments’ accounting policies are similar to the Company’s accounting policies.  The joint ventures own, operate, and develop apartment communities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

Wesco I, LLC

Wesco, I LLC (“Wesco I”) is a 50/50 programmatic joint venture with an institutional partner for a total equity commitment of $300.0 million.  Each partner’s equity commitment is $150.0 million. Wesco I will utilize debt targeted at approximately 50% of the cost to acquire and improve real estate.  The Company has contributed $150.0 million to Wesco I, and as of December 31, 2013, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of approximately $670 million.

Wesco III, LLC

During 2012, the Company entered into a 50/50 programmatic joint venture, Wesco III LLC (“Wesco III”), with an institutional partner for a total equity commitment from the parties of $120.0 million. Each partner’s equity commitment is $60.0 million.  Wesco III will utilize debt targeted at approximately 50% of the cost to acquire and improve real estate.  The Company has contributed $39.7 million to Wesco III, and as of December 31, 2013, Wesco III owned three apartment communities with 657 units with an aggregate carrying value of approximately $164 million.

Essex Apartment Value Fund II, L.P.

Essex Apartment Value Fund II, L.P. (“Fund II”), has eight institutional investors with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner.  Fund II utilized debt as leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets with an emphasis on investment opportunities in the Seattle metropolitan area and the San Francisco Bay Area.  As of October 2006, Fund II was fully invested and closed for any future acquisitions or development.  As of December 31, 2013, Fund II owned two apartment communities.

During the year ended December 31, 2013, Fund II sold five communities for gross proceeds of $320.4 million.  In connection with the 2013 sales, Fund II incurred a prepayment penalty on debt of which the Company’s pro rata share was $0.4 million. The total gain on the sales was $146.8 million, of which the Company’s pro rata share was $38.8 million, net of internal disposition costs. There are two remaining properties in the Fund II portfolio that are expected to be sold in 2014.

During the year ended December 31, 2012, Fund II sold seven communities for gross proceeds of $413.0 million.  In connection with the 2012 sales, Fund II incurred a prepayment penalty on debt of which the Company’s pro rata share was $2.3 million.  The total gain on the sales was $106.0 million, of which the Company’s pro rata share was $29.1 million.

Canada Pension Plan Investment Board – Joint Venture Developments

The Company has entered into six development joint ventures with the Canada Pension Plan Investment Board (“CPPIB”) to develop six apartment communities.  For each joint venture the Company holds a 50% to 55% non-controlling interest in the venture and will earn customary management fees and may earn development, asset, and property management fees.  The Company may also earn a promote interest. These co-investments are not variable interest entities since they have sufficient equity without additional subordinated support, and the Company and CPPIB jointly have the power to direct activities that most significantly impact the co-investments’ economic performance.  Each of the co-investments between the Company and CPPIB has a single general partner, which is a subsidiary consolidated by the Company.  However, the Company, as general partner of the co-investments, does not control the co-investments because the limited partners have substantive participating rights.  Therefore, the presumption of control by the Company as general partner is overcome by the rights held by CPPIB, and the Company records the co-investments with CPPIB on the equity method of accounting.

As of December 31, 2013, the Company and CPPIB have six active developments projects comprised of 1,507 units for total estimated costs of $695.2 million.  At December 31, 2013, the total remaining estimated costs to be incurred on these projects was $216.2 million of which the Company’s portion of the remaining costs were $118.9 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

Epic – Phase I, a 280 unit community in San Jose, California, a development joint venture with CPPIB, stabilized its operations in the fourth quarter of 2013.  Epic – Phase II and Phase III are currently still under development.

The Huxley and The Dylan – Joint Venture Developments

During the third quarter 2011, the Company entered into a development joint venture with a regional developer for the construction of The Huxley, a 187 unit community with approximately 18,200 square feet of retail located in West Hollywood, California.  The regional developer contributed the land and the Company contributed approximately $9.0 million in cash for a 50% interest in the venture.  The joint venture obtained bond financing for the project in the amount of $54.5 million with a maturity date of October 2046 and entered into an interest rate swap transaction with respect to the bonds that terminates in September 2016 that effectively converts the interest rate to the Securities Industry and Financial Market Association Municipal Swap Index (“SIFMA Municipal Swap Index”) plus 150 basis points through December 2016.

In the fourth quarter 2011, the Company entered into another development joint venture with the same regional developer for the construction of The Dylan, a 184 unit apartment community with approximately 12,750 square feet of retail located in West Hollywood, California.  The 50/50 joint venture was created with the contribution of $5.8 million by the Company and the contribution of entitled land by the regional developer.  The joint venture secured bond financing in the amount of $59.9 million, maturing in December 2046.  The joint venture entered into a total return swap agreement that effectively converts the interest rate to SIFMA Municipal Swap Index plus 150 basis points through December 2016.

The bond financing for these two development projects have joint and several liability for the joint venture partners.  Additionally, if either partner fails to make capital contributions to one of these joint ventures in certain instances, then the ownership interest of the defaulting partner in the other joint venture may be reduced.

One South Market

During May 2013, the Company entered into a development joint venture to develop a 312 unit community in San Jose, California.  The Company holds a 55% non-controlling interest in the venture and will earn customary management fees and may earn development, asset, and property management fees.  The Company may also earn a promote interest. The co-investment is not a variable interest entity since it has sufficient equity without additional subordinated support, and the Company and the partner jointly have the power to direct activities that most significantly impact the co-investment economic performance.  The co-investment has a single general partner, which is a subsidiary consolidated by the Company.  However, the Company, as general partner of the co-investment, does not control the co-investments because the limited partners have substantive participating rights.  Therefore, the presumption of control by the Company as general partner is overcome by the rights held by the partner, and the Company records the co-investments on the equity method of accounting.

As of December 31, 2013, the project’s total estimated costs were $145.1 million.  At December 31, 2013, the total remaining estimated costs to be incurred on this project was $114.2 million of which the Company’s portion of the remaining costs were $62.8 million.

Preferred Equity Investments

During the first quarter of 2013, the Company made an $8.6 million preferred equity interest investment in an apartment development located in Redwood City, California to a related party entity.  The investment has a preferred return of 12% and matures in January 2016.

In March 2013, the Company received the redemption of $9.7 million of preferred equity related to two properties located in downtown Los Angeles, California.  The Company recorded $0.4 million of income from redemption penalties due to the early redemption of these preferred equity investments.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

During the second quarter of 2013, the Company received the redemption of $13.1 million of preferred equity related to a property located in downtown Los Angeles, California.  The Company recorded $0.5 million of income from redemption penalties due to the early redemption of these preferred equity investments.

In August 2013, the Company made an $8.5 million preferred equity investment in a multifamily development project located in San Jose, California.  The investment has a preferred return of 12% and matures in 3 years.

During the third quarter of 2013, the Company restructured the terms of a preferred equity investment with a related party entity on a property located in Anaheim, California, reducing the rate from 13% to 9%, while extending the maximum term by one year.  The Company recorded a $0.4 million restructuring fee related to the restructured investment.

During the second quarter 2012, the Company made a $14 million preferred equity investment in an apartment community located in Cupertino, California to a related party entity.  The investment has a preferred return of 9.5% and matures in May 2016.  The preferred equity agreement provides for up to $4 million of additional funding for renovation costs.

The carrying values of the Company’s co-investments, all accounted for under the equity method of accounting as of December 31, 2013 and 2012 are as follows ($ in thousands):

	2013	2012

Membership interest in Wesco I	$142,025	$143,874
Membership interest in Wesco III	39,073	9,941
Partnership interest in Fund II	4,166	53,601
Membership interest in a limited liability company that owns Expo	12,041	18,752
Total operating co-investments	197,305	226,168

Membership interests in limited liability companies with CPPIB that own and are developing Epic, Connolly Station, Mosso I & II, Park 20 (fka Elkhorn) and The Village	301,538	186,362
Membership interests in limited liability companies that own and are developing The Huxley and The Dylan	18,545	16,552
Membership interest in a limited liability company that owns and is developing One South Market	17,115	-
Total development co-investments	337,198	202,914

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a preferred return of 10.1%	94,711	91,843
Preferred interest in related party limited liability company that owns Sage at Cupertino with a preferred return of 9.5%	15,775	14,438
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 9%	13,824	13,175
Preferred interest in related party limited liability company that owns an apartment development in Redwood City with a preferred return of 12%	9,455	-
Preferred interest in a limited liability company that owns an apartment development in San Jose with a preferred return of 12%	8,865	-
Preferred interests in limited liability companies that own apartment communities in downtown Los Angeles with preferred returns of 9% and 10% repaid in 2013	-	22,807
Total preferred interest investments	142,630	142,263
Total co-investments	$677,133	$571,345

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

The combined summarized financial information of co-investments, which are accounted for under the equity method, is as follows ($ in thousands):

	December 31,
	2013	2012
Balance sheets:
Rental properties and real estate under development	$1,953,328	$1,745,147
Other assets	61,578	168,061
Total assets	$2,014,906	$1,913,208

Debt	$667,641	$820,895
Other liabilities	125,479	91,922
Equity	1,221,786	1,000,391
Total liabilities and partners' equity	$2,014,906	$1,913,208

Company's share of equity	$677,133	$571,345

	Years ended
	December 31,
	2013	2012	2011
Statements of operations:
Property revenues	$100,402	$130,128	$106,386
Property operating expenses	(37,518)	(55,990)	(43,066)
Net operating income	62,884	74,138	63,320

Gain on sale of real estate	146,758	106,016	-
Interest expense	(24,155)	(34,959)	(27,843)
General and administrative	(5,344)	(3,697)	(1,748)
Depreciation and amortization	(36,831)	(47,917)	(44,412)
Net income (loss)	$143,312	$93,581	$(10,683)

Company's share of net income (loss)	$55,865	$41,745	$(467)

(d) Real Estate for Development

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of December 31, 2013, the Company had two consolidated development projects, and eight unconsolidated joint venture development projects aggregating 2,501 units for an estimated total cost of $1.1 billion, of which $407.0 million remains to be expended.   The Company’s portion of the remaining costs was $249.2 million.

As of December 31, 2013, the Company had one consolidated predevelopment project consisting of 200 units.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2013 and 2012 ($ in thousands):

	2013	2012

Note receivable, secured, bearing interest at 4.0%, due December 2014 (1)	$3,212	$3,212
Notes and other receivables from affiliates (2)	60,968	28,896
Other receivables	4,075	3,785
Note receivable, secured, bearing interest at 8.0%, paid in full May 2013	-	971
Note receivable, secured, bearing interest at 8.8%, paid in full March 2013	-	10,800
Note receivable, secured, effective interest at 9.6%, paid in full March 2013	-	18,499
	$68,255	$66,163

(1)	The borrower funds an impound account for capital replacement.

(2)	During the second quarter of 2013, the Company provided a short-term bridge loans to Fund II $42.4 million at a rate of LIBOR + 1.75%. In July 2013, Fund II repaid the Company for $42.4 million in short term loans. The Company has provided two bridge loans totaling $56.8 million to Wesco III at a rate of LIBOR + 2.50%, permanent financing is expected to be placed on the Gas Company Lofts and Regency at Mt. View by the end of Q1 2014. In January 2014, Wesco III repaid the loan on Gas Company Lofts.

During the twelve months ended December 31, 2013, the Company received the repayment of three notes receivables totaling $30.5 million. One of the notes was repaid early, and as such the Company recorded $0.8 million of income related to a change in estimate on the discount to the note receivable.

During the first quarter of 2013, Wesco III repaid the Company for a $26.0 million short-term bridge loan to assist with the purchase of Haver Hill.

(5) Related Party Transactions

The Company has adopted written related party transaction guidelines that are intended to cover transactions in which the Company (including entities it controls) is a party and in which any “related person” has a direct or indirect interest.  A “related person” means any Company director, director nominee, or executive officer, any beneficial owner of more than 5% of the Company’s outstanding common stock, and any immediate family member of any of the foregoing persons.  A related person may be considered to have an indirect interest in a transaction if he or she (i) is an owner, director, officer or employee of or otherwise associated with another company that is engaging in a transaction with the Company, or (ii) otherwise, through one or more entities or arrangements, has an indirect financial interest in or personal benefit from the transaction.

The related person transaction review and approval process is intended to determine, among any other relevant issues, the dollar amount involved in the transaction; the nature and value of any related person’s direct or indirect interest (if any) in the transaction; and whether or not (i) a related person’s interest is material, (ii) the transaction is fair, reasonable, and serves the best interest of the Company and its shareholders, and (iii) whether the transaction or relationship should be entered into, continued or ended.

Management and other fees from affiliates is comprised primarily of asset management, property management, development and redevelopment fees from co-investments.  These fees from affiliates total $11.5 million, $10.9 million, and $6.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. All of these fees are net of intercompany amounts eliminated by the Company.

During 2013, the Company has provided short-term bridge loans to Wesco III and Fund II as discussed in Note 4 above.  In January 2014, Wesco III repaid the short-term bridge loan to Gas Company Lofts in full.

The Company provided a $26.0 million short-term bridge loan to Wesco III at a rate of LIBOR plus 2.50%, to assist with the purchase of Haver Hill in 2012. The short term bridge loan was repaid in March 2013.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI. MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013.   Fund II paid brokerage commissions totaling $0.6 million and $0.4 million, respectively, to an affiliate of MMI related to the sales of properties in 2013 and 2012, respectively, and there were no brokerage commissions paid during 2011.  There were no brokerage commissions paid by the Company to MMI or its affiliates during 2013, 2012, and 2011.

As described in Note 3, the Company restructured the terms of a preferred equity investment in a property located in Anaheim, California, reducing the rate from 13% to 9%, while extending the maximum term by one year.  The Company recorded $0.4 million of income related to the restructured investment.  The entity that owns the property is an affiliate of MMC.  Independent directors (other than Mr. Marcus) on the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the restructuring of the investment in this entity.

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an entity affiliated with MMC that owns an apartment development in Redwood City, California.  Independent directors (other than Mr. Marcus) on the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity.

During the third quarter of 2012, the Company invested $14.0 million as a preferred equity interest investment in an entity affiliated with MMC that owns an apartment community in Cupertino, California.  The investment has a preferred return of 9.5% and matures in May 2016.  The Company expects to invest an additional $4.0 million in preferred equity to fund renovation costs.  Independent directors (other than Mr. Marcus) on the Company’s Board of Directors approved the investment in this entity.

Also during the third quarter of 2012, the Company acquired Montebello, a 248 unit apartment community in Kirkland, Washington for $52.0 million from an entity affiliated with MMC, and Wesco I acquired Riley Square (formerly Waterstone Santa Clara), a 156 unit apartment community in Santa Clara, California for $38.3 million from an entity affiliated with MMC.  Independent directors (other than Mr. Marcus) on the Company’s Board of Directors approved the acquisitions of Montebello and Riley Square.

An Executive Vice President of the Company invested $4.0 million for a 3% limited partnership interest in a partnership with the Company that owns Essex Skyline at MacArthur Place.  The Executive Vice President’s investment is equal to a pro-rata share of the contributions to the limited partnership.  The Executive Vice President’s investment also receives pro-rata distributions resulting from distributable cash generated by the property if and when distributions are made.

(6) Discontinued Operations

The Company classifies real estate as “held for sale” when the sale is considered probable and expected to sell within a year.  During 2013, the Company sold Linden Square, a 183 unit community located in Seattle, Washington for $25.3 million, resulting in a gain of $12.7 million. Also during 2013, the Company sold Cambridge, a 40 unit property located in Chula Vista, California for $4.7 million, resulting in a gain of $2.5 million, and Brentwood, a 140 unit property located in Santa Ana, California for $27.5 million, resulting in a gain of $14.0 million. As of December 31, 2013 and 2012, no communities were held for sale.

During 2012, the Company sold two communities, Tierra Del Sol/Norte and Alpine Country, for a total of $28.3 million resulting in gains totaling $10.9 million.

During 2011, the Company sold one apartment community, Woodlawn Colonial, and one office building, Clarendon, for a total of $23.4 million resulting in gains totaling $8.4 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

The Company has recorded the gains on sales and operations for these various assets sold described above as part of discontinued operations in the accompanying consolidated statements of operations.  The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above ($ in thousands):

	2013	2012	2011

Revenues	$4,454	$5,848	$9,133

Property operating expenses	(1,406)	(2,181)	(3,584)
Depreciation and amortization	(1,098)	(1,513)	(2,534)
Expenses	(2,504)	(3,694)	(6,118)

Operating income from real estate sold	1,950	2,154	3,015

Gain on sale of real estate	29,223	10,870	8,382
Internal disposition costs	-	(1,087)	(839)
Income from discontinued operations	$31,173	$11,937	$10,558

(7) Mortgage Notes Payable

ESS does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2013 and 2012 ($ in thousands):

	2013	2012

Fixed rate mortgage notes payable	$1,236,479	$1,363,731
Variable rate mortgage notes payable(1)	167,601	201,868
	$1,404,080	$1,565,599

Number of properties securing mortgage notes	49	55
Remaining terms	1-26 years	1-27 years
Weighted average interest rate	5.6%	5.4%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2013 are as follows ($ in thousands):

2014	$-
2015	67,461
2016	12,390
2017	182,731
2018	271,156
Thereafter	870,342

$1,404,080

(1)	Variable rate mortgage notes payable consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 1.6% at December 2013 and 1.9% at December 2012) plus credit enhancement and underwriting fees ranging from approximately 1.2% to 1.9%. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from May 2025 through December 2039. Of these bonds $156.9 million are subject to various interest rate cap agreements which limit the maximum interest rate to such bonds.

For the Company’s mortgage notes payable as of December 31, 2013, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $6.1 million and $1.9 million, respectively.  Second deeds of trust accounted for $58.4 million of the $1.4 billion in mortgage notes payable as of December 31, 2013.  Repayment of debt before the scheduled maturity date could result in prepayment penalties.  The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the mortgage note payable which is calculated by multiplying the principal being prepaid by the difference between the interest rate of the mortgage note and the stated yield rate on a specified U.S. treasury security as defined in the mortgage note agreement.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

(8) Unsecured Debt and Lines of Credit

ESS does not have any indebtedness as all debt is incurred by the Operating Partnership.  ESS guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities up to the maximum amounts and for the full term of the facilities.

Unsecured debt and lines of credit consist of the following as of December 31, 2013 and 2012 ($ in thousands):

			Weighted Average
			Maturity
	2013	2012	In Years

Bonds private placement - fixed rate	$465,000	$465,000	5.2
Term loan - variable rate	350,000	350,000	3.2
Bonds public offering - fixed rate	595,023	297,084	9.0
Unsecured debt	1,410,023	1,112,084
Lines of credit	219,421	141,000	4.3
Total unsecured debt	$1,629,444	$1,253,084

Weighted average interest rate on fixed rate unsecured bonds	4.0%	4.2%
Weighted average interest rate on variable rate term loan	2.5%	2.7%
Weighted average interest rate on line of credit	2.2%	2.3%

As of December 31 2013 and 2012, the Company had $465 million of unsecured bonds outstanding at an average effective interest rate of 4.5%.

The following is a summary of the Company’s unsecured private placement bonds as of December 31, 2013 and 2012 ($ in thousands):

				Coupon
	Maturity	2013	2012	Rate

Senior unsecured private placement notes	March 2016	$150,000	$150,000	4.36%
Senior unsecured private placement notes	September 2017	40,000	40,000	4.50%
Senior unsecured private placement notes	December 2019	75,000	75,000	4.92%
Senior unsecured private placement notes	April 2021	100,000	100,000	4.27%
Senior unsecured private placement notes	June 2021	50,000	50,000	4.30%
Senior unsecured private placement notes	August 2021	50,000	50,000	4.37%
		$465,000	$465,000

As of December 31, 2013 and 2012, the Company had a $350 million unsecured term loan outstanding at an average interest rate of 2.5%.  The term loan has a variable interest rate of LIBOR plus 1.2%. During the fourth quarter of 2012, the Company increased the size of the term loan from $200 million to $350 million.  The Company entered into interest rate swap contracts for a term of five years with a notional amount totaling $300 million, which effectively converted the interest rate on $300 million of the term loan to a fixed rate.

In April 2013, the Company issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the 2023 Notes).  The 2023 Notes were offered to investors at a price of 99.152% of par value.  The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc.  These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2013, the carrying value of the 2023 Notes, net of discount was $297.7 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

During the third quarter 2012, the Company issued $300.0 million of senior unsecured notes due August 2022 with a coupon rate of 3.625% per annum and are payable on February 15th and August 15th of each year, beginning February 15, 2013 (the 2022 Notes).  The 2022 Notes were offered to investors at a price of 98.99% of par value.  The 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. On August 15th, 2012, in connection with the 2022 Notes issuance, the Company entered into a registration rights agreement whereby the Operating Partnership agreed to conduct an offer to exchange the 2022 Notes for a new series of publicly registered notes with substantially identical terms.  In May 2013, the Operating Partnership completed the exchange and these bonds are included in the line “Bonds public offering-fixed rate” in the table above.  As of December 31, 2013 and 2012, the carrying value of the 2022 Notes, net of discount was $297.3 million and $297.1 million, respectively.

The Company has two lines of credit aggregating $625.0 million as of December 31, 2013.  The Company has a $600 million credit facility with an underlying interest rate based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 1.075% as of December 31, 2013.  As of December 31, 2013 and 2012, the balance of the $600 million credit facility was $199.0 million and $141.0 million, respectively.  This facility matures in December 2015 with two one-year extensions, exercisable by the Company.  The Company also has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2014, with a one year extension option.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 1.075%.  As of December 31, 2013 and 2012, there was a $20.4 million and zero balance, respectively outstanding on this unsecured line.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the debt covenants as of December 31, 2013 and 2012.

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

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.29% through November 2016.  These derivatives qualify for hedge accounting.

As of December 31, 2013 the Company also had nine interest rate cap contracts totaling a notional amount of $156.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $156.9 million of the Company’s tax exempt variable rate debt.

As of December 31, 2013 and 2012, the aggregate carrying value of the interest rate swap contracts was a liability of $2.7 million and $6.6 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of December 31, 2013 and December 31, 2012.

During the third quarter 2012, the Company terminated a swap transaction with respect to the $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community with Citibank because the bonds were repurchased by the Company at par.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

No hedge ineffectiveness on cash flow hedges occurred during the years ended December 31, 2013, 2012 and 2011.

(10) Lease Agreements

As of December 31, 2013 the Company is a lessor for three commercial buildings and the commercial portions of 20 mixed use communities. The tenants’ lease terms expire at various times through 2028.  The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31 is summarized as follows ($ in thousands):

Future
Minimum
Rent
2014	$8,624
2015	7,104
2016	4,908
2017	4,158
2018	3,613
Thereafter	15,271
$43,678

(11) Equity Transactions

Preferred Securities Offerings

As of December 31, 2013 and 2012, the Company has the following cumulative preferred securities outstanding:

		Shares	Shares	Liquidation
Description	Issue Date	Authorized	Outstanding	Preference
4.875% Series G	July 2006	5,980,000	178,249	$4,456
7.125% Series H	April 2011	8,000,000	2,950,000	$73,750

During the third quarter of 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (“Series G”) for gross proceeds of $149.5 million.  Holders may convert Series G into shares of ESS common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  ESS may, under certain circumstances, cause some or all of the Series G to be converted into that number of shares of common stock at the then prevailing conversion rate.  As of December 31, 2013 and 2012, shares of Series G with an aggregate liquidation value of $4.5 million were outstanding.

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

Also during the second quarter of 2011, ESS redeemed its 7.8125% Series F Preferred Stock (“Series F”) at liquidation value for $25.0 million which resulted in excess of cash paid of $0.9 million over the carrying value of Series F due to deferred offering costs and original issuance discounts.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

Common Stock Offerings

During 2013, ESS sold 913,344 shares of common stock for proceeds of $138.4 million, net of fees and commissions, at an average price of $152.92.

During 2012 and 2011, ESS issued 2.4 million shares of common stock in each period for proceeds of $357.7 million and $323.9 million, net of fees and commissions, respectively.

Operating Partnership Units and Long Term Incentive Plan (“LTIP”) Units

As of December 31, 2013, the Operating Partnership had outstanding 2,031,612 operating partnership units and 118,190 vested LTIP units. The Operating Partnership’s general partner, ESS, owned 94.6% of the partnership interests in the Operating Partnership at December 31, 2013, and ESS is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, ESS effectively controls the ability to issue common stock of ESS upon a limited partner’s notice of redemption. In addition, ESS has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit ESS to settle in either cash or common stock at the option of ESS further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

LTIP units represent an interest in the Operating Partnership for services rendered or to be rendered by the LTIP unit holder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, LTIP units may be redeemed for an equal number of the ESS’s common stock.

The redemption value of the OP units owned by the limited partners, not including ESS, had such units been redeemed at December 31, 2013, was approximately $308.5 million based on the closing price of ESS’s common stock as of December 31, 2013.

(12) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income from continuing and discontinued operations per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

	2013			2012			2011
		Weighted-	Per		Weighted-	Per		Weighted-	Per
		average	Common		average	Common		average	Common
		Common	Share		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:

Income from continuing operations available to common stockholders	$121,324	37,248,960	$3.26	$108,532	35,032,491	$3.10	$30,570	32,541,792	$0.94

Income from discontinued operations available to common stockholders	29,487	37,248,960	0.79	11,280	35,032,491	0.32	9,798	32,541,792	0.30
	$150,811		$4.05	$119,812		$3.42	$40,368		$1.24
Effect of Dilutive Securities (1)	-	86,335		-	92,430		-	86,922

Diluted:

Income from continuing operations available to common stockholders (1)	$121,324	37,335,295	$3.25	$108,532	35,124,921	$3.09	$30,570	32,628,714	$0.94

Income from discontinued operations available to common stockholders	29,487	37,335,295	0.79	11,280	35,124,921	0.32	9,798	32,628,714	0.30
	$150,811		$4.04	$119,812		$3.41	$40,368		$1.24

(1)	Weighted average convertible limited partnership units of 2,131,425, 2,219,046, and 2,231,807, which include vested Series Z and Series Z-1 incentive units, for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the determination of diluted earnings per share calculation because they were anti-dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 168,325; 263,613; and 175,500; for the years ended December 31, 2013, 2012, and 2011, respectively, were not included in the diluted earnings per share calculation because the exercise price of these options were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive.

All shares of cumulative convertible Series G preferred stock have been excluded from diluted earnings per share for the years ended 2013, 2012, and 2011 respectively, as the effect was anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income from continuing and discontinued operations per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2013			2012			2011
		Weighted-	Per		Weighted-	Per		Weighted-	Per
		average	Common		average	Common		average	Common
		Common	Unit		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount	Income	Units	Amount
Basic:
Income from continuing operations available to common unitholders	$128,576	39,380,385	$3.27	$115,834	37,251,537	$3.11	$33,035	34,773,599	$0.95
Income from discontinued operations	31,173	39,380,385	0.79	11,937	37,251,537	0.32	10,558	34,773,599	0.30
Income available to common unitholders	$159,749		$4.06	$127,771		$3.43	$43,593		$1.25

Effect of Dilutive Securities (1)	-	86,335		-	92,430		-	67,319

Diluted:
Income from continuing operations available to common unitholders (1)	$128,576	39,466,720	$3.26	$115,834	37,343,967	$3.10	$33,035	34,860,521	$0.95
Income from discontinued operations	31,173	39,466,720	0.79	11,937	37,343,967	0.32	10,558	34,860,521	0.30
Income available to common unitholders	$159,749		$4.05	$127,771		$3.42	$43,593		$1.25

(1)	The Operating Partnership has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 168,325; 263,613; and 175,500; for the years ended December 31, 2013, 2012, and 2011, respectively, were not included in the diluted earnings per unit calculation because the exercise price of these options were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive.

All units of cumulative convertible Series G preferred interest have been excluded from diluted earnings per unit for the years ended 2013, 2012, and 2011 respectively, as the effect was anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011
(13) Equity Based Compensation Plans

Stock Options and Restricted Stock

In May 2013, stockholders approved the Company’s 2013 Stock Award and Incentive Compensation Plan (“2013 Plan”). The 2013 Plan became effective on June 1, 2013 and serves as the successor to the Company’s 2004 Stock Incentive Plan (the “2004 Plan”), and no additional equity awards can be granted under the 2004 Plan after the date the 2013 Plan became effective.

The Company’s 2013 Plan provides incentives to attract and retain officers, directors and key employees.  The 2013 Plan provides for the grants of options to purchase shares of common stock, grants of restricted stock and other award types.  Under the 2013 Plan, the maximum aggregate number of shares that may be issued is 1,000,000, plus any shares that have not been issued under the 2004 Plan, including shares subject to outstanding awards under the 2004 Plan that are not issued or delivered to a participant for any reason.  The 2013 Plan is administered by the Compensation Committee of the Board of Directors and is comprised of independent directors.  The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date.  The Company’s options have a life of five to ten years.  Option grants for officers and employees fully vest between one year and five years after the grant date.

Stock-based compensation expense for options and restricted stock under the fair value method totaled $2.3 million, $2.0 million, and $1.5 million for years ended December 31, 2013, 2012 and 2011 respectively.  Stock-based compensation capitalized for options and restricted stock totaled $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The intrinsic value of the options exercised totaled $3.0 million, $2.9 million, and $3.8 million, for the years ended December 31, 2013, 2012, and 2011 respectively.  The intrinsic value of the options outstanding and fully vested totaled $7.6 million, $9.9 million, and $10.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Total unrecognized compensation cost related to unvested stock options totaled $5.1 million as of December 31, 2013 and the unrecognized compensation cost is expected to be recognized over a period of 1 to 5 years.

The average fair value of stock options granted for the years ended December 31, 2013, 2012 and 2011 was $15.80, $12.64 and $14.49, respectively. Certain stock options grated in 2013, 2012, and 2011 included a $75 cap or a $100 cap on the appreciation of the market price over the exercise price.  The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2013	2012	2011
Stock price	$153.54	$143.95	$131.87
Risk-free interest rates	2.68%	1.16%	2.23%
Expected lives	10 years	5 - 10 years	10 years
Volatility	18.03%	20.05%	19.63%
Dividend yield	3.15%	3.26%	3.29%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

A summary of the status of the Company’s stock option plans as of December 31, 2013, 2012, and 2011 and changes during the years ended on those dates is presented below:

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	623,434	$125.96	415,020	$109.71	300,642	$88.11
Granted	150,325	153.54	263,113	143.95	197,500	131.87
Exercised	(52,970)	102.43	(41,603)	77.21	(83,122)	84.24
Forfeited and canceled	(25,301)	135.25	(13,096)	128.36	-	-
Outstanding at end of year	695,488	133.37	623,434	125.96	415,020	109.71

Options exercisable at year end	300,632	119.09	250,620	107.12	219,820	92.31

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options outstanding			Options exercisable
	Number	Weighted-		Number
	outstanding	average	Weighted-	exercisable	Weighted-
	as of	remaining	average	as of	average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2013	life (years)	price	2013	price
$62.34 - $101.01	74,261	2.7	$79.18	72,261	$79.02
105.64 - 161.98	604,902	7.2	139.18	228,371	131.77
164.76 - 164.76	16,325	9.4	164.76	-	-
	695,488	6.8	133.37	300,632	119.09

During 2013, 2012, and 2011 the Company issued 1,556, 1,614 and 1,540 shares of restricted stock, respectively.  The unrecognized compensation cost related to unvested restricted stock totaled $1.2 million as of December 31, 2013 and is expected to be recognized over a period of 1 to 7 years.

The following table summarizes information about restricted stock outstanding as of December 31, 2013, 2012 and 2011 and changes during the years ended:

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		average		average		average
		grant		grant		grant
	Shares	price	Shares	price	Shares	price
Unvested at beginning of year	24,922	$104.52	35,219	$98.57	44,877	$102.46
Granted	1,556	158.75	1,614	149.68	1,540	134.44
Vested	(7,211)	109.86	(8,641)	106.69	(9,532)	104.91
Forfeited and canceled	(3,091)	100.84	(3,270)	102.00	(1,666)	94.35
Unvested at end of year	16,176	108.06	24,922	104.52	35,219	98.57

Long Term Incentive Plans – Z Units and 2014 LTIP Units

On December 10, 2013, the Operating Partnership issued 50,500 units under the 2014 Long-Term Incentive Plan Award agreements to twelve senior executives of the Company.  Pursuant to the 2014 Long-Term Incentive Plan Awards, each recipient was initially granted a number of 2014 Long-Term Incentive Plan Units (the “2014 LTIP Units”), 90% of which are subject to performance-based vesting, and 10% of which are subject to service-based vesting based on continued employment.  One-third of the performance-based vesting of the 2014 LTIP Units initially granted will be eligible to be earned by recipients based on Essex’s absolute total stockholder return and two-thirds will be eligible to be earned based on Essex’s relative total stockholder return, in each case, during a one-year performance period beginning on the initial grant date of the awards.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

Prior to 2013, the Company adopted an incentive program involving the issuance of Series Z Incentive Units and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Vesting in the Z Units is based on performance criteria established in the plan.  The criteria can be revised at the beginning of the year by the Board's Compensation Committee if the Committee deems that the plan's criterion is unachievable for any given year.   The sale of Z Units is contractually prohibited.  Z Units are convertible into Operating Partnership units which are exchangeable for shares of the Company’s common stock that have marketability restrictions.  The estimated fair value of a Z Unit is determined on the grant date and considers the Company's current stock price, the dividends that are not paid on unvested units and a marketability discount for the 8 to 15 years of illiquidity.  Compensation expense is calculated by multiplying estimated vesting increases for the period by the estimated fair value as of the grant date less its $1.00 per unit purchase price.  Effective January 1 of each year for each participating executive who remains employed by the Company if the Company has met a specified “funds from operations” per share target, or such other target as the Compensation Committee deems appropriate, for the prior year, up to a maximum conversion ratchet of 100%.  Z units issued in 2011 and 2010 are discussed below.

The issuance of Z Units and 2014 LTIP Units are administered by the Compensation Committee which has the authority to select participants and determine the awards to be made up to a maximum of 600,000 Z Units and 2014 LTIP Units.

Stock-based compensation expense for Z Units and 2014 LTIP Units under the fair value method totaled approximately $2.2 million, $2.1 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Stock-based compensation capitalized for Z Units and 2014 LTIP Units totaled approximately $0.5 million, $0.5 million, and $0.3 million, for the years ended December 31, 2013, 2012, and 2011, respectively.  The intrinsic value of the unvested Z Units and 2014 LTIP Units totaled $21.4 million as of December 31, 2013.  Total unrecognized compensation cost related to the unvested Z Units and 2014 LTIP Units under the Z Units and 2014 LTIP Units plans totaled $7.6 million as of December 31, 2013.  The unamortized cost for the Z Units and LTIP Units is recognized up to 14 years and four years, respectively, subject to the achievement of the stated performance criteria.

During 2011, the Operating Partnership issued 46,500 Series Z-1 Incentive Units (the “2011 Z-1 Units”) of limited partner interest to fourteen executives of the Company in exchange for cash from eight executive officers of the Company, and a capital commitment from the remaining six executives of $1.00 per 2011 Z-1 Unit.  The 2011 Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2026.  The conversion ratchet (accounted for as vesting) of the 2011 Z-1 Units into common units, increased to 10 percent effective January 1, 2012 because the Company achieved the FFO minimum target of $5.65 per diluted share in 2011.  Each year thereafter, vesting of the 2011 Z-1 Units will be consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent.  The 2011 Z-1 Unit holders are entitled to receive distributions, on vested units, that are approximately the same as dividends distributed to common stockholders.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

The following table summarizes information about the Z Units and 2014 LTIP Units outstanding as of December 31, 2013 ($ in thousands):

	Long Term Incentive Plan - Z Units and 2014 LTIP Units
			Aggregate			Weighted-
			Intrinsic		Weighted-	average
	Total	Total	Value	Total	average	Remaining
	Vested	Unvested	of Unvested	Outstanding	Grant-date	Contractual
	Units	Units	Units	Units	Fair Value	Life (years)
Balance, December 2010	326,280	171,902	$19,463	498,182	$54.15	11.2
Granted	-	46,500		46,500
Vested	44,520	(44,520)		-
Converted	(191,718)	-		(191,718)
Cancelled	-	(3,863)		(3,863)
Balance, December 2011	179,082	170,019	23,719	349,101	58.17	12.3
Granted	-	-		-
Vested	28,163	(28,163)		-
Converted	(16,541)	-		(16,541)
Cancelled	-	(1,813)		(1,813)
Balance, December 2012	190,704	140,043	20,800	330,747	58.44	11.3
Granted	-	50,500		50,500
Vested	35,919	(35,919)		-
Converted	(108,433)	-		(108,433)
Cancelled	-	(5,243)		(5,243)
Balance, December 2013	118,190	149,381	$21,438	267,571	$63.53	9.3

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

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

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the years ended December 31, 2013, 2012, and 2011 ($ in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Southern California	$265,226	$246,534	$220,416
Northern California	214,402	175,325	149,457
Seattle Metro	107,553	92,489	79,832
Other real estate assets	14,822	12,348	10,955
Total property revenues	$602,003	$526,696	$460,660

Net operating income:
Southern California	$176,675	$164,092	$145,353
Northern California	148,204	120,540	99,047
Seattle Metro	71,407	60,853	51,477
Other real estate assets	9,705	9,044	7,273
Total net operating income	405,991	354,529	303,150

Depreciation	(192,420)	(169,173)	(150,009)
Interest expense before amortization	(104,600)	(100,244)	(91,694)
Amortization expense	(11,924)	(11,644)	(11,474)
Management and other fees from affiliates	11,700	11,489	6,780
General and administrative	(25,601)	(23,307)	(20,694)
Cost of management and other fees	(6,681)	(6,513)	(4,610)
Merger expenses	(4,284)	-	-
Interest and other income	11,633	13,833	17,139
Loss on early retirement of debt	(300)	(5,009)	(1,163)
Gain on sale of land	1,503	-	-
Equity income (loss) income from co-investments	55,865	41,745	(467)
Gain on remeasurement of co-investment	-	21,947	-

Income before discontinued operations	$140,882	$127,653	$46,958

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2013 and 2012 ($ in thousands):
	As of December 31,
Assets:	2013	2012
Southern California	$1,746,434	$1,675,265
Northern California	1,614,159	1,489,095
Seattle Metro	741,533	699,465
Other real estate assets	86,745	88,330
Net reportable operating segments - real estate assets	4,188,871	3,952,155
Real estate under development	50,430	66,851
Co-investments	677,133	571,345
Cash and cash equivalents, including restricted cash	53,766	42,126
Marketable securities	90,084	92,713
Notes and other receivables	68,255	66,163
Other non-segment assets	58,300	55,870
Total assets	$5,186,839	$4,847,223

(15) 401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all full-time employees who have completed six months of service. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code.  The Company matches the employee contributions for non-highly compensated personnel, up to 50% of their contribution up to a specified maximum.  Company contributions to the Plan were approximately $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(16) Commitments and Contingencies

As of December 31, 2013, the Company had five non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2082.  Ground lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under ground leases and operating leases, are approximately $1.7 million per year for the next five years.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies to promptly address and resolve reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2013, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company does not have insurance coverage.  Substantially all of the communities are located in areas that are subject to earthquake activity.  The Company has established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is self-insured as it relates to earthquake related losses.  Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident.  As of December 31, 2013, PWI has cash and marketable securities of approximately $40 million.  These assets are consolidated in the Company’s financial statements.  Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in which it holds an ownership interest in.

The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of The Huxley and The Dylan communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for The Huxley and The Dylan.  The outstanding balance for the loans is included in the debt line item in the balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of December 31, 2013 was $96.3 million based on the aggregate outstanding debt amount.

Since the announcement of the merger agreement on December 19, 2013, three putative class action and shareholder derivative actions have been filed on behalf of alleged BRE stockholders and/or BRE itself in the Circuit Court for Baltimore City, Maryland, under the following captions: Sutton v. BRE Properties, Inc., et al., No. 24-C-13-008425, filed December 23, 2013; Applegate v. BRE Properties, Inc., et al., No. 24-C-14-00002, filed December 30, 2013; and Lee v. BRE Properties, Inc., et al., No. 24-C-14-00046, filed January 3, 2014.

On February 7, 2014, Plaintiffs filed identical, amended complaints in the three pending actions. The amended complaints add allegations that disclosures regarding the proposed merger in the joint proxy statement/prospectus filed with the SEC on January 29, 2014 are inadequate.

All of these complaints name as defendants BRE, the BRE Board, Essex, and Merger Sub, and allege that the BRE Board breached its fiduciary duties to BRE’s stockholders and/or to BRE itself, and that the merger involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers. The complaints further allege that Essex, Merger Sub, and, in some cases, BRE aided and abetted those alleged breaches of duty. The complaints seek injunctive relief, including enjoining or rescinding the merger, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief.  Essex management believes that the allegations in the complaints against them are without merit and intend to defend vigorously against them.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

(17) Subsequent Events

In January 2014, the Company sold Vista Capri, a 106 unit apartment community located in San Diego, CA for $14.4 million.

In January 2014, the Company expanded its unsecured revolving credit facility to $1.0 billion from $600 million, and included an accordion feature pursuant to which the Company could expand to $1.5 billion.  The facility matures in December 2017, with one 18-month extension option, subject to specified conditions and the payment of an extension fee.  The new facility carries an interest rate of LIBOR plus 0.95% based on the Company’s current credit ratings.

In January 2014, the Company extended the $25.0 million working capital unsecured line of credit for two additional years and reduced the pricing which carries an interest rate of LIBOR plus 0.95% based on a tiered rate structure tied to the Company’s current credit ratings.

In January 2014, the Company’s $350 million unsecured term loan was amended and the underlying interest rate on the term loan, which is based on a tiered rate structure tied to the Company’s corporate ratings, was reduced from LIBOR plus 1.20% to LIBOR plus 1.05%.

During the first quarter of 2014 through February 24, 2014, ESS sold 462,555 shares of common stock for $74.9 million, net of fees and commissions at an average price of $162.97.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

(18) Quarterly Results of Operations (Unaudited)

Essex Property Trust, Inc.

The following is a summary of quarterly results of operations for 2013 and 2012 ($ in thousands, except per share and dividend amounts):

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31	September 30	June 30	March 31
2013:
Total property revenues	$155,986	$152,177	$148,783	$145,057

Income before discontinued operations	$20,020	$62,718	$28,983	$29,161

Net income	$36,903	$75,875	$29,575	$29,702
Net income available to common stockholders	$31,874	$68,788	$24,946	$25,203
Per share data:
Net income:
Basic	$0.85	$1.84	$0.67	$0.68

Diluted	$0.85	$1.84	$0.67	$0.68
Market price:
High	$165.44	$172.16	$171.11	$156.36
Low	$137.53	$139.64	$147.56	$147.06
Close	$143.51	$147.70	$158.92	$150.58
Dividends declared	$1.21	$1.21	$1.21	$1.21

2012:
Total property revenues	$140,294	$133,760	$128,465	$124,177

Income before discontinued operations	$49,158	$19,731	$42,050	$16,714

Net income	$49,640	$20,221	$42,490	$27,239
Net income available to common stockholders	$43,793	$16,219	$37,078	$22,722
Per share data:
Net income:
Basic	$1.22	$0.46	$1.07	$0.67

Diluted	$1.22	$0.45	$1.07	$0.67
Market price:
High	$150.71	$160.64	$161.53	$151.54
Low	$136.38	$147.38	$146.05	$136.43
Close	$146.65	$148.24	$153.92	$151.51
Dividends declared	$1.10	$1.10	$1.10	$1.10

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

Essex Portfolio, L.P.

The following is a summary of quarterly results of operations for 2013 and 2012 ($ in thousands, except per unit and distribution amounts):

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31	September 30	June 30	March 31
2013:
Total property revenues	$155,986	$152,177	$148,783	$145,057

Income before discontinued operations	$20,020	$62,718	$28,983	$29,161

Net income	$36,903	$75,875	$29,575	$29,702
Net income available to common unitholders	$33,776	$72,777	$26,493	$26,703
Per unit data:
Net income:
Basic	$0.87	$1.84	$0.67	$0.68

Diluted	$0.86	$1.84	$0.67	$0.68
Distributions declared	$1.21	$1.21	$1.21	$1.21

2012:
Total property revenues	$140,294	$133,760	$128,465	$124,177

Income before discontinued operations	$49,158	$19,731	$42,050	$16,714

Net income	$49,640	$20,221	$42,490	$27,239
Net income available to common unitholders	$46,581	$17,296	$39,580	$24,314
Per unit data:
Net income:
Basic	$1.23	$0.46	$1.08	$0.67

Diluted	$1.23	$0.45	$1.07	$0.67
Distributions declared	$1.10	$1.10	$1.10	$1.10

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

						Costs
				Initial cost		capitalized subsequent	Gross amount carried at close of period
					Buildings and	to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered communities
The Elliot at Mukilteo	301	Mukilteo, WA	10,750	2,498	10,595	13,805	2,824	24,075	26,898	(11,185)	1981	01/97	3-30
Avondale at Warner Center	446	Woodland Hills, CA	46,077	10,536	24,522	15,162	10,601	39,619	50,220	(21,737)	1970	01/97	3-30
Bridgeport	184	Newark, CA	21,374	1,608	7,582	6,595	1,525	14,260	15,785	(10,670)	1987	07/87	3-30
Barkley, The(2)	161	Anaheim, CA	16,534	-	8,520	4,817	2,353	10,984	13,337	(5,006)	1984	04/00	3-30
Bel Air	462	San Ramon, CA	54,858	12,105	18,252	25,571	12,682	43,246	55,928	(21,280)	1988	01/97	3-30
Belmont Station	275	Los Angeles, CA	30,045	8,100	66,666	3,262	8,267	69,760	78,027	(16,096)	2008	12/08	3-30
Bella Villagio	231	San Jose, CA	36,992	17,247	40,343	1,735	17,247	42,079	59,325	(4,849)	2004	09/10	3-30
Brookside Oaks	170	Sunnyvale, CA	19,652	7,301	16,310	20,824	10,328	34,107	44,435	(12,736)	1973	06/00	3-30
Camino Ruiz Square	160	Camarillo, CA	21,110	6,871	26,119	940	6,931	26,999	33,930	(6,507)	1990	12/06	3-30
Canyon Oaks	250	San Ramon, CA	28,559	19,088	44,473	1,512	19,088	45,985	65,073	(10,550)	2005	05/07	3-30
Carlyle, The	132	San Jose, CA	18,274	3,954	15,277	9,956	5,801	23,387	29,187	(10,159)	2000	04/00	3-30
City View	572	Hayward, CA	62,008	9,883	37,670	21,261	10,350	58,464	68,814	(32,305)	1975	03/98	3-30
Coldwater Canyon	39	Studio City, CA	5,446	1,674	6,640	1,289	1,676	7,928	9,603	(2,308)	1979	05/07	3-30
Courtyard off Main	109	Bellevue, WA	16,016	7,465	21,405	2,718	7,465	24,123	31,588	(2,752)	2000	10/10	3-30
Domaine	92	Seattle, WA	16,336	9,059	27,177	375	9,059	27,552	36,611	(1,191)	2009	09/12	3-30
Elevation	157	Redmond, WA	11,579	4,758	14,285	5,498	4,757	19,784	24,541	(3,054)	1986	06/10	3-30
Esplanade	278	San Jose, CA	43,965	18,170	40,086	6,786	18,429	46,613	65,042	(15,128)	2002	11/04	3-30
Fairhaven	164	Santa Ana, CA	16,954	2,626	10,485	5,561	2,957	15,715	18,672	(5,989)	1970	11/01	3-30
Fairwood Pond	194	Renton, WA	13,024	5,296	15,564	2,111	5,297	17,674	22,971	(5,979)	1997	10/04	3-30
Fountain Park	705	Playa Vista, CA	83,179	25,073	94,980	23,673	25,203	118,523	143,726	(41,416)	2002	02/04	3-30
Harvest Park	104	Santa Rosa, CA	10,473	6,700	15,479	984	6,690	16,473	23,163	(4,043)	2004	03/07	3-30
Hampton Place /Hampton Court	215	Glendale, CA	20,967	6,695	16,753	5,574	6,733	22,289	29,022	(10,899)	1970	06/99	3-30
Hidden Valley	324	Simi Valley, CA	30,027	14,174	34,065	1,535	9,674	40,101	49,774	(12,830)	2004	12/04	3-30
Highridge	255	Rancho Palos Verdes, CA	44,807	5,419	18,347	26,326	6,073	44,019	50,092	(19,916)	1972	05/97	3-30
Highlands at Wynhaven	333	Issaquah, WA	32,793	16,271	48,932	5,541	16,271	54,473	70,744	(10,576)	2000	08/08	3-30
Hillcrest Park	608	Newbury Park, CA	68,339	15,318	40,601	15,868	15,755	56,031	71,787	(27,474)	1973	03/98	3-30
Hillsborough Park	235	La Habra, CA	37,218	6,291	15,455	1,625	6,272	17,099	23,371	(8,182)	1999	09/99	3-30
Huntington Breakers	342	Huntington Beach, CA	38,108	9,306	22,720	7,218	9,315	29,929	39,244	(15,046)	1984	10/97	3-30
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	5,766	3,474	13,640	17,114	(8,870)	1985	10/94	3-30
Magnolia Square/Magnolia Lane(3)	188	Sunnyvale, CA	18,017	8,190	24,736	12,716	8,191	37,451	45,642	(8,282)	1969	09/07	3-30
Mirabella	188	Marina Del Rey, CA	45,470	6,180	26,673	13,583	6,270	40,165	46,436	(16,059)	2000	05/00	3-30
Mill Creek at Windermere	400	San Ramon, CA	49,212	29,551	69,032	1,975	29,551	71,008	100,558	(15,298)	2005	09/07	3-30
Montclaire, The	390	Sunnyvale, CA	46,580	4,842	19,776	20,091	4,997	39,712	44,709	(29,766)	1973	12/88	3-30
Montebello	248	Kirkland, WA	29,300	13,857	41,575	2,707	13,858	44,281	58,139	(2,351)	1996	07/12	3-30
Montejo	124	Garden Grove, CA	13,064	1,925	7,685	2,420	2,194	9,835	12,030	(4,167)	1974	11/01	3-30
Park Hill at Issaquah	245	Issaquah, WA	28,966	7,284	21,937	2,317	7,284	24,254	31,538	(7,853)	1999	02/99	3-30
Palisades, The	192	Bellevue, WA	20,935	1,560	6,242	10,733	1,565	16,971	18,535	(11,333)	1977	05/90	3-30
Pathways	296	Long Beach, CA	37,651	4,083	16,757	18,730	6,239	33,332	39,570	(22,575)	1975	02/91	3-30
Stevenson Place	200	Fremont, CA	21,724	996	5,582	7,076	1,001	12,653	13,654	(9,216)	1971	04/83	3-30
Stonehedge Village	196	Bothell, WA	12,390	3,167	12,603	4,726	3,201	17,296	20,496	(9,341)	1986	10/97	3-30
Summerhill Park	100	Sunnyvale, CA	13,554	2,654	4,918	1,287	2,656	6,202	8,859	(4,814)	1988	09/88	3-30
The Bernard	63	Seattle, WA	9,776	3,699	11,345	95	3,689	11,451	15,139	(887)	2008	09/11	3-30
The Huntington	276	Huntington Beach, CA	33,121	10,374	41,495	2,026	10,374	43,522	53,895	(2,301)	1975	06/12	3-30
Tierra Vista	404	Oxnard, CA	56,359	13,652	53,336	3,497	13,661	56,824	70,485	(18,565)	2001	01/01	3-30
Valley Park	160	Fountain Valley, CA	22,180	3,361	13,420	3,319	3,761	16,339	20,100	(6,817)	1969	11/01	3-30
													(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

				Initial cost		Costs capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered communities (continued)
Villa Angelina	256	Placentia, CA	27,040	4,498	17,962	5,714	4,962	23,213	28,174	(8,818)	1970	11/01	3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	3,569	1,296	8,538	9,834	(5,395)	1986	11/95	3-30
Waterford, The	238	San Jose, CA	31,705	11,808	24,500	12,570	15,165	33,713	48,878	(15,024)	2000	06/00	3-30
Wilshire Promenade	149	Fullerton, CA	17,975	3,118	7,385	7,245	3,797	13,951	17,748	(6,745)	1992	01/97	3-30
			1,404,080	393,037	1,199,123	380,286	406,809	1,565,636	1,972,445	(564,341)
Unencumbered communities
Allegro	97	Valley Village, CA		5,869	23,977	1,144	5,869	25,121	30,990	(3,944)	2010	10/10	3-30
Alpine Village	301	Alpine, CA		4,967	19,728	4,511	4,982	24,224	29,206	(9,201)	1971	12/02	3-30
Anavia	250	Anaheim, CA		15,925	63,712	5,633	15,925	69,345	85,270	(7,077)	2009	12/10	3-30
Annaliese	56	Seattle, WA		4,727	14,229	67	4,726	14,297	19,023	(459)	2009	01/13	3-30
Ascent	90	Kirkland, WA		3,924	11,862	1,344	3,924	13,206	17,130	(582)	1988	10/12	3-30
Axis 2300	115	Irvine, CA		5,405	33,585	780	5,405	34,365	39,770	(5,348)	2010	08/10	3-30
Bellerive	63	Los Angeles, CA		5,401	21,803	568	5,401	22,370	27,772	(2,378)	2011	08/11	3-30
Belmont Terrace	71	Belmont, CA		4,446	10,290	2,454	4,473	12,717	17,190	(4,187)	1974	10/06	3-30
Bennett Lofts	147	San Francisco, CA		21,771	50,800	23,304	28,371	67,503	95,875	(2,456)	2004	12/12	3-30
Bonita Cedars	120	Bonita, CA		2,496	9,913	1,773	2,503	11,678	14,182	(4,608)	1983	12/02	3-30
Boulevard	172	Fremont, CA		3,520	8,182	10,606	3,580	18,729	22,308	(11,311)	1978	01/96	3-30
Bridle Trails	108	Kirkland, WA		1,500	5,930	5,388	1,531	11,287	12,818	(5,860)	1986	10/97	3-30
Brighton Ridge	264	Renton, WA		2,623	10,800	3,086	2,656	13,852	16,509	(8,080)	1986	12/96	3-30
Bristol Commons	188	Sunnyvale, CA		5,278	11,853	3,361	5,293	15,199	20,492	(8,004)	1989	01/97	3-30
416 on Broadway	115	Glendale, CA		8,557	34,235	992	8,557	35,226	43,784	(3,750)	2009	12/10	3-30
Bunker Hill	456	Los Angeles, CA		11,498	27,871	9,067	11,639	36,798	48,436	(17,548)	1968	03/98	3-30
Cairns, The	100	Seattle, WA		6,937	20,679	443	6,939	21,121	28,059	(4,694)	2006	06/07	3-30
Camarillo Oaks	564	Camarillo, CA		10,953	25,254	3,361	11,075	28,493	39,568	(16,613)	1985	07/96	3-30
Canyon Pointe	250	Bothell, WA		4,692	18,288	3,856	4,693	22,143	26,836	(8,091)	1990	10/03	3-30
Capri at Sunny Hills	100	Fullerton, CA		3,337	13,320	6,848	4,048	19,457	23,505	(7,745)	1961	09/01	3-30
Castle Creek	216	Newcastle, WA		4,149	16,028	2,240	4,833	17,584	22,417	(10,037)	1997	12/97	3-30
CBC Apartments	148	Goleta, CA		6,283	24,000	2,645	6,288	26,641	32,928	(7,948)	1962	01/06	3-30
CentrePointe	224	San Diego, CA		3,405	7,743	17,571	3,442	25,277	28,719	(7,522)	1974	06/97	3-30
Cedar Terrace	180	Bellevue, WA		5,543	16,442	4,065	5,652	20,397	26,050	(6,996)	1984	01/05	3-30
Chestnut Street	96	Santa Cruz, CA		6,582	15,689	1,029	6,582	16,718	23,300	(3,249)	2002	07/08	3-30
Commons, The	264	Campbell, CA		12,555	29,307	3,839	12,556	33,145	45,701	(4,451)	1973	07/10	3-30
Corbella at Juanita Bay	169	Kirkland, WA		5,801	17,415	1,081	5,801	18,496	24,297	(2,070)	1978	11/10	3-30
Country Villas	180	Oceanside, CA		4,174	16,583	2,650	4,187	19,220	23,407	(7,669)	1976	12/02	3-30
Delano/Bon Terra	126	Redmond, WA		7,470	22,511	834	7,470	23,345	30,815	(1,585)	2005/2011	12/11	3-30
Devonshire	276	Hemet, CA		3,470	13,786	2,400	3,482	16,174	19,656	(6,481)	1988	12/02	3-30
Domain	379	San Diego, CA		23,848	95,394	17	23,848	95,411	119,259	(398)	2013	11/13	3-30
Emerald Ridge	180	Bellevue, WA		3,449	7,801	2,992	3,449	10,793	14,242	(7,244)	1987	11/94	3-30
Essex Skyline at MacArthur Place	349	Santa Ana, CA		21,537	146,099	1,216	21,537	147,314	168,852	(8,472)	2008	04/12	3-30
Evergreen Heights	200	Kirkland, WA		3,566	13,395	3,654	3,649	16,966	20,615	(9,184)	1990	06/97	3-30
Fairways(4)	74	Newport Beach, CA		-	7,850	5,290	9	13,131	13,140	(5,354)	1972	06/99	3-30
Foothill Commons	388	Bellevue, WA		2,435	9,821	33,746	2,440	43,562	46,002	(22,333)	1978	03/90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA		5,875	13,992	5,273	5,964	19,176	25,140	(10,015)	1985	02/97	3-30
Forest View	192	Renton, WA		3,731	14,530	1,361	3,731	15,891	19,622	(5,742)	1998	10/03	3-30
Fountain Court	320	Seattle, WA		6,702	27,306	7,607	6,985	34,631	41,615	(15,071)	2000	03/00	3-30
Fourth & U	171	Berkeley, CA		8,879	52,351	2,227	8,879	54,577	63,457	(7,644)	2010	04/10	3-30
Fox Plaza	444	San Francisco, CA		39,731	92,706	2,627	39,731	95,333	135,064	(2,771)	1968	02/13	3-30
Hillsdale Garden	697	San Mateo, CA		22,000	94,681	18,717	22,244	113,154	135,398	(28,418)	1948	09/06	3-30
Hope Ranch Collection	108	Santa Barbara, CA		4,078	16,877	2,394	4,208	19,141	23,349	(4,108)	1965	03/07	3-30
													(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

				Initial cost		Costs capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Unencumbered communities (continued)
Joule	295	Seattle, WA		14,558	69,417	3,142	14,558	72,559	87,117	(10,435)	2010	03/10	3-30
1000 Kiely	121	Santa Clara, CA		9,359	21,845	5,118	9,359	26,963	36,322	(2,745)	1971	03/11	3-30
Kings Road	196	Los Angeles, CA		4,023	9,527	8,817	4,031	18,336	22,367	(8,792)	1979	06/97	3-30
Laurels at Mill Creek	164	Mill Creek, WA		1,559	6,430	5,107	1,595	11,501	13,096	(6,330)	1981	12/96	3-30
Le Parc Luxury Apartments	140	Santa Clara, CA		3,090	7,421	10,794	3,092	18,212	21,305	(10,219)	1975	02/94	3-30
Lofts at Pinehurst, The	118	Ventura, CA		1,570	3,912	4,346	1,618	8,210	9,828	(3,824)	1971	06/97	3-30
Marbrisa	202	Long Beach, CA		4,700	18,605	4,116	4,760	22,662	27,421	(8,395)	1987	09/02	3-30
Marina City Club(5)	101	Marina Del Rey, CA		-	28,167	17,390	-	45,557	45,557	(12,066)	1971	01/04	3-30
Marina Cove(6)	292	Santa Clara, CA		5,320	16,431	9,971	5,324	26,398	31,722	(15,114)	1974	06/94	3-30
Mariners Place	105	Oxnard, CA		1,555	6,103	1,813	1,562	7,909	9,471	(3,847)	1987	05/00	3-30
Meadowood	320	Simi Valley, CA		7,852	18,592	6,239	7,898	24,785	32,683	(13,426)	1986	11/96	3-30
Mesa Village	133	Clairemont, CA		1,888	7,498	1,099	1,894	8,592	10,485	(3,253)	1963	12/02	3-30
Mira Monte	355	Mira Mesa, CA		7,165	28,459	8,392	7,186	36,830	44,016	(15,701)	1982	12/02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA		7,791	23,075	12,201	7,886	35,181	43,067	(17,228)	1988	08/97	3-30
Mission Hills	282	Oceanside, CA		10,099	38,778	4,009	10,167	42,719	52,886	(13,413)	1984	07/05	3-30
Monterra del Mar/Rey/Sol	292	Pasadena, CA		2,202	4,794	28,416	8,385	27,027	35,412	(13,253)	1972	04/99	3-30
Monterey Villas	122	Oxnard, CA		2,349	5,579	5,478	2,424	10,982	13,406	(5,199)	1974	07/97	3-30
Mt. Sutro	99	San Francisco, CA		2,334	8,507	3,450	2,809	11,482	14,291	(5,435)	1973	06/01	3-30
Muse	152	North Hollywood, CA		7,822	33,436	1,550	7,823	34,985	42,808	(4,888)	2011	02/11	3-30
Park Catalina	90	Los Angeles, CA		4,710	18,839	876	4,710	19,716	24,425	(1,051)	2002	06/12	3-30
Park West	126	San Francisco, CA		9,424	21,988	1,895	9,424	23,883	33,307	(1,060)	1958	09/12	3-30
Pinehurst(7)	28	Ventura, CA		355	1,356	453	6	2,159	2,164	(836)	1973	12/04	3-30
Pointe at Cupertino, The	116	Cupertino, CA		4,505	17,605	10,179	4,505	27,784	32,289	(8,131)	1963	08/98	3-30
Reed Square	100	Sunnyvale, CA		6,873	16,037	6,377	6,873	22,414	29,287	(1,490)	1970	01/12	3-30
Regency at Encino	75	Encino, CA		3,184	12,737	1,754	3,184	14,490	17,675	(2,407)	1989	12/09	3-30
Salmon Run at Perry Creek	132	Bothell, WA		3,717	11,483	1,263	3,801	12,662	16,463	(5,544)	2000	10/00	3-30
101 San Fernando	323	San Jose, CA		4,173	58,961	5,425	4,173	64,386	68,559	(7,966)	2001	07/10	3-30
Sammamish View	153	Bellevue, WA		3,324	7,501	5,868	3,331	13,361	16,693	(8,810)	1986	11/94	3-30
San Marcos	432	Richmond, CA		15,563	36,204	26,551	22,866	55,452	78,318	(19,483)	2003	11/03	3-30
Santee Court/Santee Village	238	Los Angeles, CA		9,581	40,317	2,967	9,582	43,283	52,865	(4,811)	2004	10/10	3-30
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,833	2,820	12,995	15,815	(5,146)	1983	12/02	3-30
Slater 116	108	Kirkland, WA		7,379	22,138	158	7,379	22,296	29,675	(220)	2013	09/13	3-30
Summit Park	300	San Diego, CA		5,959	23,670	3,840	5,977	27,492	33,469	(10,845)	1972	12/02	3-30
The Grand	243	Oakland, CA		4,531	89,208	4,199	4,531	93,407	97,938	(17,784)	2009	Jan-09	3-30
The Sweeps	91	Goleta, CA		5,558	21,320	1,947	5,618	23,206	28,825	(7,273)	1967	01/06	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	2,177	3,890	10,565	14,455	(5,485)	1985	10/97	3-30
Tuscana	30	Tracy, CA		2,828	6,599	162	2,870	6,719	9,589	(1,484)	2007	02/07	3-30
Via	284	Sunnyvale, CA		22,000	82,270	317	22,016	82,571	104,587	(8,246)	2011	07/11	3-30
Vista Belvedere	76	Tiburon, CA		5,573	11,901	5,224	5,573	17,125	22,698	(5,945)	1963	08/04	3-30
Vista Capri - North	106	San Diego, CA		1,663	6,609	901	1,668	7,505	9,173	(2,825)	1975	12/02	3-30
Vox	58	Seattle, WA		5,545	16,635	22	5,545	16,657	22,202	(116)	2013	10/13	3-30
Walnut Heights	163	Walnut, CA		4,858	19,168	2,592	4,887	21,731	26,618	(7,648)	1964	10/03	3-30
Wharfside Pointe	142	Seattle, WA		2,245	7,020	7,537	2,258	14,545	16,802	(7,773)	1990	06/94	3-30
Willow Lake	508	San Jose, CA		43,194	101,030	3,887	43,194	104,917	148,111	(4,365)	1989	10/12	3-30
Windsor Ridge	216	Sunnyvale, CA		4,017	10,315	8,365	4,021	18,676	22,697	(12,239)	1989	03/89	3-30
Woodland Commons	302	Bellevue, WA		2,040	8,727	18,174	2,044	26,897	28,941	(11,363)	1978	03/90	3-30
Woodside Village	145	Ventura, CA		5,331	21,036	3,242	5,341	24,268	29,609	(7,663)	1987	12/04	3-30
	29,989		1,404,080	1,021,942	3,474,800	863,981	1,059,824	4,300,898	5,360,723	(1,232,604)
													(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013, 2012, and 2011

						Costs
	Rentable			Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Hollywood	35,000	Los Angeles, CA		10,200	13,800	2,441	10,200	16,241	26,441	(4,747)	1938	07/06	3-30
Santa Clara Retail	139,000	Santa Clara, CA		6,472	11,704	3,616	6,472	15,320	21,792	(2,687)	1970	09/11	3-30
925/935 East Meadow Drive	31,900	Palo Alto, CA		1,401	3,172	8,006	3,147	9,433	12,579	(4,561)	1988	11/97	3-30
17461 Derian Ave	110,000	Irvine, CA		3,079	12,315	6,829	3,909	18,314	22,223	(10,286)	1983	07/00	3-30
Consolidated Development Pipeline				10,658	-	39,772	50,430	-	50,430	-

Total apartment communities and other real estate assets			$ 1,404,080	$1,053,752	$3,515,791	$924,645	$1,133,982	$4,360,205	$5,494,188	$(1,254,886)

(1)	The aggregate cost for federal income tax purposes is approximately $4.6 billion (unaudited).
(2)	The land is leased pursuant to a ground lease expiring 2082.
(3)	The land is leased pursuant to a ground lease expiring 2070.
(4)	The land is leased pursuant to a ground lease expiring 2027.
(5)	The land is leased pursuant to a ground lease expiring 2067.
(6)	A portion of land is leased pursuant to a ground lease expiring in 2028.
(7)	The land is leased pursuant to a ground lease expiring in 2028.

A summary of activity for rental properties and accumulated depreciation is as follows:

	2013	2012	2011		2013	2012	2011
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$5,033,672	$4,313,064	$3,964,561	Balance at beginning of year	$1,081,517	$920,026	$775,553
Improvements	92,016	97,947	219,692	Depreciation expense - Acquisitions	6,203	3,744	1,279
Acquisition of real estate	344,476	619,743	103,300	Depreciation expense - Discontinued operations	12,290	2,108	315
Development of real estate	14,111	25,545	44,280	Depreciation expense - Rental properties	168,092	161,492	148,337
Disposition of real estate	(40,518)	(22,627)	(18,769)	Dispositions	(13,216)	(5,853)	(5,458)
Balance at the end of year	$5,443,757	$5,033,672	$4,313,064	Balance at the end of year	$1,254,886	$1,081,517	$920,026

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on February 26, 2014.
.
ESSEX PROPERTY TRUST, INC.
By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial and Accounting Officer)

ESSEX PORTFOLIO, L.P. By: Essex Property Trust, Inc., its general partner
By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial and Accounting Officer)
S-1

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacity and on the date indicated.

Signature	Title	Date

/S/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 26, 2014

/S/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 26, 2014

/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 26, 2014

/S/ DAVID W. BRADY David W. Brady	Director	February 26, 2014

/S/ GARY P. MARTIN Gary P. Martin	Director	February 26, 2014

/S/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	February 26, 2014

/S/ THOMAS E. RANDLETT Thomas E. Randlett	Director	February 26, 2014

/S/ BYRON A. SCORDELIS. Byron A. Scordelis	Director	February 26, 2014

/S/ JANICE L. SEARS. Janice L. Sears	Director	February 26, 2014

/S/ CLAUDE J. ZINNGRABE Claude J. Zinngrabe	Director	February 26, 2014

S-2

EXHIBIT INDEX

Exhibit No.	Document

2.1
Agreement and Plan of Merger, dated as of December 19, 2013, by and among Essex Property Trust, Inc., BRE Properties, Inc. and Bronco Acquisition Sub, Inc., a Delaware corporation, attached as Exhibit 2.1 to the Company's Form 8-K, filed on December 20, 2013, and incorporated herein by reference.

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 17, 2013, and incorporated herein by reference.

3.2
Third Amended and Restated Bylaws of Essex Property Trust, Inc., dated as of May 14, 2013, attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 17, 2013, and incorporated herein by reference.

3.3	Certificate of Limited Partnership of Essex Portfolio, L.P. and amendments thereto.

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

4.4
Indenture, dated April 15, 2013, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.25% Senior Notes due 2023 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 15, 2013, and incorporated herein by reference.

4.5	Form of Common Stock Certificate of Essex Property Trust, Inc., filed as Exhibit 4.5 to the Company’s Form S-4 Registration Statement, filed January 29, 2014 and incorporated herein by reference.

10.1
Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and restated), attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.*

10.2
Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan, attached as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*

10.3
Agreement between Essex Property Trust, Inc. and George M. Marcus, dated March 27, 2003 attached as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

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

10.7
Note Purchase Agreement, dated as of March 31, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the form of the 4.36% Senior Guaranteed Notes, due March 31, 2016), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 1, 2011, and incorporated herein by reference.†

10.8
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

10.9
Amended and Restated 2004 Non-Employee Director Equity Award Program, dated May 1, 2011, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.*

10.10
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

10.11
Note Purchase Agreement, dated as of March 14, 2012, among Essex Portfolio, L.P., the Company and the purchasers of the notes party thereto (including the forms of the 4.27% Senior Guaranteed Notes, Series C, due April 30, 2021, the 4.30% Senior Guaranteed Notes, Series D, due June 29, 2021, and the 4.37% Senior Guaranteed Notes, Series E, due August 30, 2021), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2012, and incorporated herein by reference. †

10.12
First Amendment to Amended and Restated Revolving Credit Agreement, dated May 31, 2012, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.13	Modification Agreement, dated July 30, 2012, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference

10.14
Registration Rights Agreement, dated August 15, 2012, among Essex Portfolio, L.P., the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as representatives of the several initial purchasers, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 15, 2012, and incorporated herein by reference.

10.15
Amendment to Agreement, dated as of September 11, 2012, between the Company and George Marcus, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

10.16
Essex Property Trust, Inc. Executive Severance Plan (as Amended and Restated effective March 12, 2013), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2013, and incorporated herein by reference.*

10.17
Form of Equity Distribution Agreement, dated March 29, 2013, between Essex Property Trust, Inc. and various entities, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 2, 2013, and incorporated herein by reference.

10.18
Second Amendment to Amended and Restated Revolving Credit Agreement, dated August 30, 2012, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

10.19
Third Amendment to Amended and Restated Revolving Credit Agreement, dated January 22, 2013, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

10.20
Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.21
Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.22
Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.23
Company’s Non-Employee Director Equity Award Program and forms of equity award agreements thereunder, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.24
Third Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 10, 2013, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 12, 2013, and incorporated herein by reference.*

10.25
Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.26
Third Modification Agreement, dated as of January 29, 2014 by and among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto, attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

14.1	Code of Business Conduct and Ethics, attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

21.1	List of Subsidiaries of Essex Property Trust, Inc and Essex Portfolio, L.P.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Michael T. Dance, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Michael T. Dance, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

† The schedules and certain exhibits to this agreement, as set forth in the agreement, have not been filed herewith.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.