Form 10-Q
period 2014-03-31
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2014-05-12
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  62,513,605 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of May 8, 2014.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2014 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT ”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership” ). References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

Essex is the general partner of  EPLP and as the sole general partner of EPLP, Essex has exclusive control of EPLP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and Essex contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, Essex receives a number of OP Units (see definition below) in the Operating Partnership equal to the number of shares of common stock it has issued in the equity offering.  Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership, which is one of the reasons why the Company is structured in the manner outlined above. Based on the terms of EPLP's partnership agreement, OP Units can be exchanged with Essex common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to Essex and shares of common stock.

The Company believes that combining the reports on Form 10-Q of Essex and EPLP into this single report provides the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports

Management operates the Company and the Operating Partnership as one business. The management of Essex consists of the same members as the management of EPLP.

All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and Essex has no material assets, other than its investment in EPLP. Essex's primary function is acting as the general partner of EPLP.  As general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements.  Essex also issues equity from time to time and guarantees certain debt of EPLP, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for additional limited partnership interests in the Operating Partnership (“OP Units”) (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

The Company believes it is important to understand the few differences between Essex and EPLP in the context of how Essex and EPLP operate as a consolidated company.  Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's consolidated financial statements and as noncontrolling interest in the Company's consolidated financial statements. The noncontrolling interest in the Operating Partnership's consolidated financial statements include the interest of unaffiliated partners in various consolidated partnerships and joint venture partners. The noncontrolling interest in the Company's  consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) limited partner OP Unitholders of the Operating Partnership. The differences between stockholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

To help investors understand the significant differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of stockholders' equity or partners' capital, and earnings per share/unit; as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

The information furnished in the accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, equity, capital, and cash flows of the Company and the Operating Partnership reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned condensed consolidated financial statements for the interim periods and are normal and recurring in nature, except as otherwise noted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.  Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Index
Part I – Financial Information

Item 1. Condensed Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share amounts)

	March 31,	December 31,
Assets	2014	2013
Real estate:
Rental properties:
Land and land improvements	$1,354,748	$1,083,552
Buildings and improvements	5,286,033	4,360,205

	6,640,781	5,443,757
Less accumulated depreciation	(1,300,793)	(1,254,886)

	5,339,988	4,188,871
Real estate under development	308,266	50,430
Co-investments	716,443	677,133

	6,364,697	4,916,434
Cash and cash equivalents-unrestricted	19,918	18,491
Cash and cash equivalents-restricted	28,753	35,275
Marketable securities	100,348	90,084
Notes and other receivables	36,105	68,255
Prepaid expenses and other assets	54,024	33,781
Deferred charges, net	29,197	24,519

Total assets	$6,633,042	$5,186,839

Liabilities and Equity
Mortgage notes payable	$1,408,232	$1,404,080
Unsecured debt	1,410,162	1,410,023
Lines of credit	135,903	219,421
Accounts payable and accrued liabilities	83,470	67,183
Construction payable	7,671	8,047
Dividends payable	1,461	50,627
Derivative liabilities	2,109	2,682
Other liabilities	22,281	22,189

Total liabilities	3,071,289	3,184,252
Commitments and contingencies
Cumulative convertible Series G preferred stock	4,349	4,349
Equity:
Cumulative redeemable Series H preferred stock at liquidation value	73,750	73,750
Common stock, $.0001 par value, 656,020,000 shares authorized 38,392,134 and 37,421,219 shares issued and outstanding	4	4
Additional paid-in capital	2,505,003	2,345,763
Distributions in excess of accumulated earnings	(498,368)	(474,426)
Accumulated other comprehensive loss, net	(56,395)	(60,472)

Total stockholders' equity	2,023,994	1,884,619
Noncontrolling interest	1,533,410	113,619

Total equity	3,557,404	1,998,238

Total liabilities and equity	$6,633,042	$5,186,839

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental and other property	$159,017	$145,057
Management and other fees	2,628	2,948
	161,645	148,005
Expenses:
Property operating, excluding real estate taxes	36,634	32,253
Real estate taxes	15,339	14,073
Depreciation	50,312	46,787
General and administrative	7,075	6,239
Merger expenses	16,059	-
Cost of management and other fees	1,477	1,701
Acquisition and dispositions costs	975	387
	127,871	101,440

Earnings from operations	33,774	46,565

Interest expense before amortization	(26,055)	(25,211)
Amortization expense	(2,986)	(2,930)
Interest and other income	2,879	5,023
Equity income in co-investments	10,526	4,211
Gains on sale of real estate and land	8,268	1,503
Income from continuing operations	26,406	29,161
Income from discontinued operations	-	542
Net income	26,406	29,703
Net income attributable to noncontrolling interest	(3,126)	(3,132)
Net income attributable to controlling interest	23,280	26,571
Dividends to preferred stockholders	(1,368)	(1,368)
Net income available to common stockholders	$21,912	$25,203

Comprehensive income	$30,729	$30,739
Comprehensive income attributable to noncontrolling interest	(3,372)	(3,187)
Comprehensive income attributable to controlling interest	$27,357	$27,552

Per common share data:
Basic:
Income from continuing operations	$0.58	$0.67
Income from discontinued operations	-	0.01
Net income available to common stockholders	$0.58	$0.68
Weighted average number of common shares outstanding during the period	37,685,073	37,003,925

Diluted:
Income from continuing operations	$0.58	$0.67
Income from discontinued operations	-	0.01
Net income available to common stockholders	$0.58	$0.68
Weighted average number of common shares outstanding during the period	37,931,454	37,092,062

Dividend per common share	$1.21	$1.21

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the three months ended March 31, 2014
(Unaudited)
(Dollars and shares in thousands)

						Distributions	Accumulated
	Series H				Additional	in excess of	other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2013	2,950	$73,750	37,421	$4	$2,345,763	$(474,426)	$(60,472)	$113,619	$1,998,238
Net income	-	-	-	-	-	23,280	-	3,126	26,406
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(402)	(25)	(427)
Change in fair value of derivatives and amortization of swap settlements	-	-	-	-	-	-	2,565	155	2,720
Change in fair value of marketable securities	-	-	-	-	-	-	1,914	116	2,030
Issuance of common stock under:
Stock option and restricted stock plans	-	-	13	-	1,769	-	-	-	1,769
Equity distribution agreements	-	-	958	-	157,596	-	-	-	157,596
Equity based compensation costs	-	-	-	-	(125)	-	-	673	548
Contributions from noncontrolling interest	-	-	-	-	-	-	-	1,419,816	1,419,816
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(3,969)	(3,969)
Redemptions of noncontrolling interest	-	-	-	-	-	-	-	(101)	(101)
Common and preferred stock dividends	-	-	-	-	-	(47,222)	-	-	(47,222)
Balances at March 31, 2014	2,950	$73,750	38,392	$4	$2,505,003	$(498,368)	$(56,395)	$1,533,410	$3,557,404

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$26,406	$29,703
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(427)	(1,767)
Company's share of gain on the sales of co-investment	(3,213)	-
Gain on the sales of real estate and land	(8,268)	(1,503)
Noncash merger expense	3,750	-
Co-investments, net	(6,695)	(391)
Amortization expense	2,986	2,930
Amortization of discount on notes receivables	-	(844)
Amortization of discount on marketable securities	(1,938)	(1,377)
Depreciation	50,312	47,144
Equity-based compensation	1,233	1,132
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,787	1,764
Accounts payable and accrued liabilities	15,918	8,443
Other liabilities	92	458
Net cash provided by operating activities	82,943	85,692
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(33,825)	(175,950)
Improvements to recent acquisitions	(1,960)	(2,601)
Redevelopment	(6,408)	(6,573)
Revenue generating capital expenditures	(3,873)	(304)
Lessor required capital expenditures	(4,321)	(768)
Non-revenue generating capital expenditures	(4,416)	(4,019)
Acquisitions of and additions to real estate under development	(11,919)	(3,332)
Dispositions of real estate	14,123	9,051
Changes in restricted cash and deposits	2,512	19,980
Purchases of marketable securities	(10,340)	(6,541)
Sales and maturities of marketable securities	4,016	20,335
Collections of notes and other receivables	35,500	52,473
Contributions to co-investments	(39,679)	(45,518)
Distributions from co-investments	8,951	38,030
Net cash used in investing activities	(51,639)	(105,737)
Cash flows from financing activities:
Borrowings under debt agreements	233,780	235,282
Repayment of debt	(312,585)	(279,854)
Payment of loan fees	(9,294)	(716)
Equity related issuance cost	(92)	(225)
Net proceeds from stock options exercised	1,176	1,367
Net proceeds from issuance of common stock	157,596	122,905
Distributions to noncontrolling interest	(3,969)	(3,995)
Redemption of noncontrolling interest	(101)	(1,329)
Common and preferred stock dividends paid	(96,388)	(41,152)
Net cash (used in) provided by financing activities	(29,877)	32,283
Net increase in cash and cash equivalents	1,427	12,238
Cash and cash equivalents at beginning of year	18,491	18,606
Cash and cash equivalents at end of period	$19,918	$30,844

(Continued)

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3.1 million, and $3.7 million capitalized in 2014 and 2013, respectively	$26,447	$23,863
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$1,419,816	$-
Transfer from real estate under development to rental properties	$3,070	$67
Transfer from real estate under development to co-investments	$3,125	$-
Change in fair value of derivative liabilities	$631	$570
Change in fair value of marketable securities	$1,575	$1,629

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except unit amounts)

`	March 31,	December 31,
	2014	2013
ASSETS
Real estate:
Rental properties:
Land and land improvements	$1,354,748	$1,083,552
Buildings and improvements	5,286,033	4,360,205

	6,640,781	5,443,757
Less accumulated depreciation	(1,300,793)	(1,254,886)

	5,339,988	4,188,871
Real estate under development	308,266	50,430
Co-investments	716,443	677,133

	6,364,697	4,916,434
Cash and cash equivalents-unrestricted	19,918	18,491
Cash and cash equivalents-restricted	28,753	35,275
Marketable securities	100,348	90,084
Notes and other receivables	36,105	68,255
Prepaid expenses and other assets	54,024	33,781
Deferred charges, net	29,197	24,519

Total assets	$6,633,042	$5,186,839

LIABILITIES AND CAPITAL
Mortgage notes payable	$1,408,232	$1,404,080
Unsecured debt	1,410,162	1,410,023
Lines of credit	135,903	219,421
Accounts payable and accrued liabilities	83,470	67,183
Construction payable	7,671	8,047
Distributions payable	1,461	50,627
Derivative liabilities	2,109	2,682
Other liabilities	22,281	22,189

Total liabilities	3,071,289	3,184,252
Commitments and contingencies
Cumulative convertible Series G preferred interest (liquidation value of $4,456)	4,349	4,349
Capital:
General Partner:
Common equity (38,392,134 and 37,421,219 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	2,009,181	1,873,882
Series H Preferred interest (liquidation value of $73,750)	71,209	71,209
	2,080,390	1,945,091
Limited Partners:
Common equity (10,736,550 and 2,149,802 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	1,465,127	45,957
Accumulated other comprehensive loss	(54,617)	(58,940)
Total partners' capital	3,490,900	1,932,108
Noncontrolling interest	66,504	66,130
Total capital	3,557,404	1,998,238

Total liabilities and capital	$6,633,042	$5,186,839

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(Dollars in thousands, except unit and per unit amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental and other property	$159,017	$145,057
Management and other fees	2,628	2,948
	161,645	148,005
Expenses:
Property operating, excluding real estate taxes	36,634	32,253
Real estate taxes	15,339	14,073
Depreciation	50,312	46,787
General and administrative	7,075	6,239
Merger expenses	16,059	-
Cost of management and other fees	1,477	1,701
Acquisition and dispositions costs	975	387
	127,871	101,440

Earnings from operations	33,774	46,565

Interest expense before amortization	(26,055)	(25,211)
Amortization expense	(2,986)	(2,930)
Interest and other income	2,879	5,023
Equity income in co-investments	10,526	4,211
Gains on sale of real estate and land	8,268	1,503
Income from continuing operations	26,406	29,161
Income from discontinued operations	-	542
Net income	26,406	29,703
Net income attributable to noncontrolling interest	(1,709)	(1,631)
Net income attributable to controlling interest	24,697	28,072
Preferred interest distributions	(1,368)	(1,368)
Net income available to common unitholders	$23,329	$26,704

Comprehensive income	$30,729	$30,739
Comprehensive income attributable to noncontrolling interest	(1,709)	(1,631)
Comprehensive income attributable to controlling interest	$29,020	$29,108

Per common unit data:
Basic:
Income from continuing operations	$0.58	$0.67
Income from discontinued operations	-	0.01
Net income available to common unitholders	$0.58	$0.68
Weighted average number of common units outstanding during the period	39,957,252	39,083,371

Diluted:
Income from continuing operations	$0.58	$0.67
Income from discontinued operations	-	0.01
Net income available to common unitholders	$0.58	$0.68
Weighted average number of common units outstanding during the period	40,203,633	39,171,508

Distribution per common unit	$1.21	$1.21

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the three months ended March 31, 2014
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners		Accumulated
			Preferred			other
	Common Equity		Equity	Common Equity		comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	(loss) income	Interest	Total
Balances at December 31, 2013	37,421	$1,873,882	71,209	2,150	$45,957	$(58,940)	$66,130	$1,998,238
Comprehensive income:
Net income	-	21,912	1,368	-	1,417	-	1,709	26,406
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	(427)	-	(427)
Change in fair value of derivatives and amortization of swap settlements	-	-	-	-	-	2,720	-	2,720
Change in fair value of marketable securities	-	-	-	-	-	2,030	-	2,030
Issuance of common units under:
Stock and unit based compensation	13	1,769	-	-	-	-	-	1,769
Sale of common stock by general partner	958	157,596	-	-	-	-	-	157,596
Equity based compensation costs		(125)	-	26	673	-	-	548
Contributions from noncontrolling interest	-	-	-	8,561	1,419,816	-	-	1,419,816
Distributions to noncontrolling interest	-	-	-	-	-	-	(1,335)	(1,335)
Redemptions of noncontrolling interest	-	-	-	-	(101)	-	-	(101)
Distributions declared	-	(45,853)	(1,368)	-	(2,635)	-	-	(49,856)
Balances at March 31, 2014	38,392	$2,009,181	$71,209	10,737	$1,465,127	$(54,617)	$66,504	$3,557,404

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$26,406	$29,703
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(427)	(1,767)
Company's share of gain on the sales of co-investment	(3,213)	-
Gain on the sales of real estate and land	(8,268)	(1,503)
Noncash merger expense	3,750	-
Co-investments, net	(6,695)	(391)
Amortization expense	2,986	2,930
Amortization of discount on notes receivables	-	(844)
Amortization of discount on marketable securities	(1,938)	(1,377)
Depreciation	50,312	47,144
Equity-based compensation	1,233	1,132
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,787	1,764
Accounts payable and accrued liabilities	15,918	8,443
Other liabilities	92	458
Net cash provided by operating activities	82,943	85,692
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(33,825)	(175,950)
Improvements to recent acquisitions	(1,960)	(2,601)
Redevelopment	(6,408)	(6,573)
Revenue generating capital expenditures	(3,873)	(304)
Lessor required capital expenditures	(4,321)	(768)
Non-revenue generating capital expenditures	(4,416)	(4,019)
Acquisitions of and additions to real estate under development	(11,919)	(3,332)
Dispositions of real estate	14,123	9,051
Changes in restricted cash and deposits	2,512	19,980
Purchases of marketable securities	(10,340)	(6,541)
Sales and maturities of marketable securities	4,016	20,335
Collections of notes and other receivables	35,500	52,473
Contributions to co-investments	(39,679)	(45,518)
Distributions from co-investments	8,951	38,030
Net cash used in investing activities	(51,639)	(105,737)
Cash flows from financing activities:
Borrowings under debt agreements	233,780	235,282
Repayment of debt	(312,585)	(279,854)
Payment of loan fees	(9,294)	(716)
Equity related issuance cost	(92)	(225)
Net proceeds from stock options exercised	1,176	1,367
Net proceeds from issuance of common units	157,596	122,905
Distributions to noncontrolling interest	(1,335)	(1,323)
Redemption of noncontrolling interest	(101)	(1,329)
Common units and preferred units and preferred interests distributions paid	(99,022)	(43,824)
Net cash (used in) provided by financing activities	(29,877)	32,283
Net increase in cash and cash equivalents	1,427	12,238
Cash and cash equivalents at beginning of year	18,491	18,606
Cash and cash equivalents at end of period	$19,918	$30,844

(Continued)

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3.1 million, and $3.7 million capitalized in 2014 and 2013, respectively	$26,447	$23,863
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$1,419,816	$-
Transfer from real estate under development to rental properties	$3,070	$67
Transfer from real estate under development to co-investments	$3,125	$-
Change in fair value of derivative liabilities	$631	$570
Change in fair value of marketable securities	$1,575	$1,629

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

(1)  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex” or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's  annual report on Form 10-K for the year ended December 31, 2013.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.  Certain reclassifications have been made to conform to the current year’s presentation. Such reclassification had no effect on previously reported financial statements.

On April 1, 2014, Essex completed the merger with BRE Properties, Inc. (“BRE”).  In connection with the closing of the merger, (1) BRE merged into a wholly owned subsidiary of Essex, and (2) each outstanding share of BRE common stock was converted into (i) 0.2971 shares (the “Stock Consideration”) of Essex common stock, and (ii) $7.18 in cash, (the “Cash Consideration”), plus cash in lieu of fractional shares for total consideration of approximately $4.3 billion.  The Cash Consideration was adjusted as a result of the authorization and declaration of a special distribution to the stockholders of BRE of $5.15 per share of BRE common stock payable to BRE stockholders of record as of the close of business on March 31, 2014 (the “Special Dividend”).  The Special Dividend is payable as a result of the closing of the sale of certain interests in assets of BRE to certain parties designated by Essex, which closed on March 31, 2014.  Pursuant to the terms of the merger agreement, the amounts payable as a Special Dividend reduced the Cash Consideration of $12.33 payable by Essex in the merger to $7.18 per share of BRE common stock.

Essex issued approximately 23.1 million shares of Essex common stock as Stock Consideration in the merger.  For purchase accounting, the value of the common stock issued by Essex upon the consummation of the merger was determined based on the closing price of BRE’s common stock on the closing date of the merger. As a result of Essex being admitted to the S&P 500 on the same date as the closing of the merger, Essex’s common stock price experienced significantly higher than usual trading volume and the closing price of $174 per share was significantly higher than its volume-weighted average trading price for the days before and after April 1, 2014.  BRE’s common stock did not experience the same proportionate increase in common stock price leading up to April 1, 2014.  As a result, given that a substantial component of the purchase price is an exchange of equity instruments, Essex used the closing price of BRE’s common stock on April 1, 2014 of $61 per share, less the Cash Consideration, as the fair value of the Stock Consideration.  The net assets and results of operations of BRE will be included in our condensed consolidated financial statements beginning April 1, 2014, our second quarter of 2014.

On March 31, 2014, BRE contributed 14 properties valued at approximately $1.4 billion to Essex for approximately 8.6 million Operating Partnership units (“OP units”).  The OP units were subsequently retired by the Company on April 1, 2014.  The purpose of this transaction was tax efficiency.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 include the accounts of the Company and the Operating Partnership.  Essex is the sole general partner in the Operating Partnership, and excluding the 8.6 million OP units issued on March 31, 2014 and retired on April 1, 2014,  held a 94.5% general partnership interest as of March 31, 2014.  Total Operating Partnership units outstanding, excluding the March 31, 2014 transaction, were 2,176,222  and 2,149,802 as of March 31, 2014 and December 31, 2013, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $370.1 million and $308.5 million, as of March 31, 2014 and December 31, 2013, respectively.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

As of March 31, 2014, and prior to the merger with BRE, the Company owned or had ownership interests in 176 apartment communities, aggregating 37,569 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), four commercial buildings and thirteen active development projects (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan area.

Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard for fair value measurements, and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses, interest and dividend income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statement of operations and comprehensive income.

As of March 31, 2014 and December 31, 2013, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of March 31, 2014 and December 31, 2013, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  As of March 31, 2014 and December 31, 2013 marketable securities consist of the following ($ in thousands):

	March 31, 2014
	Cost/	Gross
	Amortized	Unrealized
	Cost	Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$11,772	$96	$11,868
Investment funds - US treasuries	5,017	5	5,022
Common stock	22,103	710	22,813
Held to maturity:
Mortgage backed securities	60,645	-	60,645
Total	$99,537	$811	$100,348

	December 31, 2013
	Cost/	Gross
	Amortized	Unrealized
	Cost	Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$15,446	$509	$15,955
Investment funds - US treasuries	3,675	3	3,678
Common stock	13,104	(1,304)	11,800
Held to maturity:
Mortgage backed securities	58,651	-	58,651
Total	$90,876	$(792)	$90,084

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three months ended March 31, 2014, and 2013,  the proceeds from sales of available for sale securities totaled $4.0 million and $20.3 million, respectively, which resulted in gains of $0.4 million and $1.8 million, respectively.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 1,007,879 for both as of March 31, 2014 and December 31, 2013, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $171.4 million and $144.6 million, as of March 31, 2014 and December 31, 2013, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $233.4 million and $218.9 million, respectively, as of March 31, 2014 and $194.9 million and $178.3 million, respectively, as of December 31, 2013.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash payments made to those interest holders.  The remaining results of operations are allocated to the Company.  As of March 31, 2014 and December 31, 2013, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

Equity Based Compensation

The Company accounts for equity based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13, “Equity Based Compensation Plans,” in the Company’s Form 10-K for the year ended December 31, 2013) are being amortized over the expected service periods.

Stock-based compensation expense for options and restricted stock totaled $0.6 million for the three months ended March 31, 2014 and 2013.  The intrinsic value of the stock options exercised during the three months ended March 31, 2014 and 2013 totaled $0.6 million and $0.9 million, respectively. As of March 31, 2014, the intrinsic value of the stock options outstanding and fully vested totaled $21.1 million.  As of March 31, 2014, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $6.1 million.  The cost is expected to be recognized over a weighted-average period of 1 to 5 years for the stock option plans and is expected to be recognized straight-line over a period of 1 to 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z-1 Incentive Units of limited partnership interest in the Operating Partnership.  The Operating Partnership also issued 50,500 units under the 2014 Long-Term Incentive Plan Award agreements in December 2013.  Pursuant to the 2014 Long-Term Incentive Plan Awards, each recipient was initially granted a number of 2014 Long-Term Incentive Plan Units (the “2014 LTIP Units”), 90% of which are subject to performance-based vesting, and 10% of which are subject to service-based vesting based on continued employment.  One-third of the performance-based vesting of the 2014 LTIP Units initially granted will be eligible to be earned by recipients based on Essex’s absolute total stockholder return and two-thirds will be eligible to be earned based on Essex’s relative total stockholder return, in each case, during a one-year performance period beginning on the initial grant date of the awards.

Stock-based compensation expense for Z-1 Units and 2014 LTIP Units totaled $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the intrinsic value of the Z-1 Units and 2014 LTIP Units subject to future vesting totaled $22.4 million.  As of March 31, 2014, total unrecognized compensation cost related to Z-1 Units and 2014 LTIP Units subject to future vesting totaled $7.6 million.  The unamortized cost is expected to be recognized over 6 years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

Management believes that the carrying amounts of outstanding lines of credit, notes and other receivables approximate fair value as of March 31, 2014 and December 31, 2013, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $2.29 billion of fixed rate debt, including unsecured bonds, at March 31, 2014 is approximately $2.42 billion and the fair value of the Company’s $527.6 million of variable rate debt, excluding borrowings under the lines of credit, at March 31, 2014 is $500.0 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of March 31, 2014 due to the short-term maturity of these instruments.  Marketable securities, except mortgage backed securities, and derivatives are carried at fair value as of March 31, 2014.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

At March 31, 2014, the Company’s investments in mortgage backed securities had a carrying value of $60.6 million and the Company estimated the fair value to be approximately $89.4 million.  At December 31, 2013, the Company’s investments in mortgage backed securities had a carrying value of $58.7 million and the Company estimated the fair value to be approximately $86.2 million.  The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects totaled $1.7 million and $1.6 million during the three months ended March 31, 2014 and 2013, respectively, most of which relates to development projects.  These totals include capitalized salaries of $0.9 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. The Company capitalizes leasing commissions associated with the lease-up of a development community and amortizes the costs over the life of the leases.  The amounts capitalized are immaterial for all periods presented.

Co-investments

The Company owns investments in joint ventures (“co-investments”) in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with the accounting standards.  Therefore, the Company accounts for these investments using the equity method of accounting.  Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company’s equity in earnings less distributions received and the Company’s share of losses.  The significant accounting policies of the Company’s co-investment entities are consistent with those of the Company in all material respects.  For preferred equity investments, the Company recognizes its preferred interest in equity income in co-investments.

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.

		Unrealized
	Change in fair	gains/(losses) on
	value and amortization	available for sale
	of derivatives	securities	Total
Balance at December 31, 2013	$(59,724)	$(748)	$(60,472)
Other comprehensive income (loss) before reclassification	472	1,914	2,386
Amounts reclassified from accumulated other comprehensive loss	2,093	(402)	1,691
Net other comprehensive income (loss)	2,565	1,512	4,077
Balance at March 31, 2014	$(57,159)	$764	$(56,395)

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

Essex Portfolio, L.P.

		Unrealized
	Change in fair	gains/(losses) on
	value and amortization	available for sale
	of derivatives	securities	Total
Balance at December 31, 2013	$(58,148)	$(792)	$(58,940)
Other comprehensive income (loss) before reclassification	627	2,030	2,657
Amounts reclassified from accumulated other comprehensive loss	2,093	(427)	1,666
Net other comprehensive income (loss)	2,720	1,603	4,323
Balance at March 31, 2014	$(55,428)	$811	$(54,617)

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

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU, No. 2014-018, Presentation of Financial Statements, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-018 changes the requirements for reporting discontinued operation under Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations.  The amendment updates the definition of discontinued operation and defines discontinued operations to be those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  This ASU is effective for disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted , but only for disposal that have not been reported in financial statements previously issued.

The Company adopted ASU 2014-018 in its first quarter of 2014.  In January 2014, Essex sold Vista Capri North, a 106 unit community located in San Diego, CA for $14.4 million.  The total gain on sale was $7.9 million.  The Company determined that the disposal was not a discontinued operation in accordance with ASU 2014-018.  The gain is recorded in gains on sale of real estate and land in the condensed consolidated statements of operations and comprehensive income.

BRE Merger

As previously discussed in Note 1, the merger with BRE closed on April 1, 2014 and 14 of the BRE properties were acquired on March 31, 2013.  The preliminary fair value of the assets acquired on March 31, 2014 in exchange for $1.4 billion of OP units was substantially all attributable to rental properties which included land, buildings and improvements, and real estate under development and approximately $19 million attributable to acquired in-place lease value  which is classified within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.  With regards to the BRE merger that closed on April 1, 2014, a summary of the preliminary fair value of the assets and liabilities acquired on April 1, 2014 in exchange for the total consideration of approximately $4.3 billion were as follows (includes the 14 properties acquired on March 31, 2014 as the OP units issued were retired on April 1, 2014) (in millions):

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

Rental properties, excluding co-investments	$5,808
Co-investments	206
In-place lease value	97
Other assets	96
Secured and unsecured debt	(1,736)
Other liabilities	(129)
$4,342

The initial purchase accounting is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase accounting, if any, are made within the measurement period, which typically does not exceed one year.

The unaudited pro forma financial information set forth below is based on Essex’s historical condensed consolidated statement of operations and comprehensive income for the quarters ended March 31, 2014 and March 31, 2013, adjusted to give effect to the merger with BRE including the 14 BRE properties contributed on March 31, 2014, as if they occurred on January 1, 2013. The pro forma adjustments primarily relate to merger expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to assumed debt.

Essex Property Trust, Inc.

	Pro forma (unaudited)
	three months ended March 31
	(in thousands, except per share data)
	2014	2013
Total revenue	$247,801	$228,721
Net income available to common shareholders (1) (2)	$130,506	$(16,956)
Earnings per share, diluted (1)	$2.08	$(0.28)

Essex Portfolio, L.P.

	Pro forma (unaudited)
	three months ended March 31
	(in thousands, except per unit data)
	2014	2013
Total revenue	$247,801	$228,721
Net income available to common unitholders (1) (2)	$131,923	$(15,455)
Earnings per unit, diluted (1)	$2.08	$(0.25)

(1)	2014 supplemental pro forma net income available to common stockholders were adjusted to exclude $16,059 of merger related costs incurred by Essex during the three-months ended March 31, 2014. 2013 supplemental pro forma net income available to common stockholders were adjusted to include these charges plus an additional approximately $29,000 of merger expenses estimated to be incurred by Essex . 2014 and 2013 supplemental proforma earnings per share, diluted, were adjusted accordingly.

(2)	2014 supplemental pro forma net income available to common stockholders includes approximately $105 million from discontinued operations related to the sale of three BRE properties that are non-recurring transactions.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

(2)  Significant Transactions During the First Quarter of 2014 and Subsequent Events

Acquisitions

In March 2014, the Company purchased Avery, a 121-unit apartment community located in Valley Village, California, for a total purchase price of $35.0 million. In May 2014, the Company acquired Piedmont Apartments for $76.8 million. The 396 unit community was built in 1969 and subsequently renovated in 1997 and 2005. The Company assumed a $44.8 million mortgage loan secured by the property at a fixed rate of 5.6% for a remaining term of 3 years. The property is located in the East Bellevue submarket of Seattle.

Dispositions

In March 2014, Essex Apartment Value Fund II, L.P. (“Fund II”) sold one of the two remaining communities owned by Fund II for $23.8 million which resulted in a gain of $11.4 million.  The Company has a 28.2% ownership stake in Fund II and received a promote income allocation of $3.8 million which is included within equity income from co-investments in the accompanying condensed consolidated statement of income for the three months ended March 31, 2014.  The remaining Fund II property is expected to be sold in 2014.

Common Stock

During the first quarter of 2014, the Company issued 958,055 shares of common stock, through our equity distribution program, at an average share price of $166.24 for proceeds of $157.6 million, net of fees and commissions.  During the second quarter of 2014 through May 8, 2014, Essex has issued 197,600 shares of common stock at an average price of $171.62 for proceeds of $33.7 million, net of fees and commissions.

Unsecured Bond Offering

In April 2014, the Company issued $400 million aggregate principal amount of its 3.875% Senior Notes due 2024 (the 2024 Notes).  The net proceeds from the issuance of the 2024 Notes were approximately $394 million, after deducting the underwriters’ discounts and estimated offering expenses.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

(3) Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	March 31,	December 31,
	2014	2013

Membership interest in Wesco I	$136,495	$142,025
Membership interest in Wesco III	38,928	39,073
Partnership interest in Fund II	7,235	4,166
Membership interest in a limited liability company that owns Expo	11,877	12,041
Total operating co-investments	194,535	197,305

Membership interests in limited liability companies with CPPIB that own and are developing Epic, Connolly Station, Mosso I & II, Park 20, and The Village	336,417	301,538
Membership interests in limited liability companies that own and are developing The Huxley and The Dylan	19,151	18,545
Membership interest in a limited liability company that owns and is developing One South Market	22,632	17,115
Total development co-investments	378,200	337,198

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a preferred return of 10.1%	95,115	94,711
Preferred interest in related party limited liability company that owns Sage at Cupertino with a preferred return of 9.5%	15,955	15,775
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 9%	13,824	13,824
Preferred interest in related party limited liability company that owns an apartment development in Redwood City with a preferred return of 12%	9,681	9,455
Preferred interest in a limited liability company that owns an apartment development in San Jose with a preferred return of 12%	9,133	8,865
Total preferred interest investments	143,708	142,630

Total co-investments	$716,443	$677,133

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

The combined summarized balance sheet and statements of operations for co-investments are as follows (dollars in thousands).

	March 31,	December 31,
	2014	2013
Balance sheets:
Rental properties and real estate under development	$1,993,763	$1,953,328
Other assets	131,716	61,578

Total assets	$2,125,479	$2,014,906

Debt	$756,117	$667,641
Other liabilities	82,519	125,479
Equity	1,286,843	1,221,786

Total liabilities and equity	$2,125,479	$2,014,906

Company's share of equity	$716,443	$677,133

`	Three Months Ended
	March 31,
	2014	2013
Statements of operations:
Property revenues	$27,960	$27,859
Property operating expenses	(11,560)	(9,828)
Net property operating income	16,400	18,031

Gain on sale of real estate	11,369	-
Interest expense	(6,023)	(6,778)
General and administrative	(1,388)	(1,514)
Equity income from co-investments	4,759	4,622
Depreciation and amortization	(10,693)	(11,019)

Net income	$14,424	$3,342

Company's share of net income	$10,526	$4,211

(4) Notes and Other Receivables

Notes receivable secured by real estate and other receivables consist of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31,	December 31,
	2014	2013

Notes receivable, secured, bearing interest at 4.0%, due December 2014 (1)	$3,212	$3,212
Notes and other receivables from affiliates (2)	25,854	60,968
Other receivables	7,039	4,075
	$36,105	$68,255

(1)	The borrower funds an impound account for capital replacement.
(2)	The Company provided two bridge loans, for Gas Company Lofts and Regency at Mt. View, totaling $56.8 million to Wesco III at a rate of LIBOR + 2.50%. Wesco III repaid these two loans on Gas Company Lofts and Regency at Mt. View in January 2014 and April 2014, respectively.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

(5) Related Party Transactions

Fees earned from affiliates include management, development and redevelopment fees from co-investments of $2.6 million and $2.8 million during the three months ended March 31, 2014 and 2013, respectively. All of these fees are net of intercompany amounts eliminated by the Company.

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

As described in Note 4, the Company has provided short-term bridge loans to affiliates.  As of December 31, 2013, two loans remained outstanding totaling $56.8 million;  Wesco III repaid these two loans on Gas Company Lofts and Regency at Mt. View in January 2014 and April 2014, respectively.

(6) Unsecured Debt and Lines of Credit

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership.  Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such facilities.

Unsecured debt and lines of credit consist of the following as of March 31, 2014 and December 31, 2013 ($ in thousands):

			Weighted Average
	March 31,	December 31,	Maturity
	2014	2013	In Years

Bonds private placement - fixed rate	$465,000	$465,000	5.0
Term loan - variable rate	350,000	350,000	2.9
Bonds public offering - fixed rate	595,162	595,023	8.7
Unsecured debt	1,410,162	1,410,023
Lines of credit	135,903	219,421	5.0
Total unsecured debt and lines of credit	$1,546,065	$1,629,444

Weighted average interest rate on fixed rate unsecured bonds	4.0%	4.0%
Weighted average interest rate on variable rate term loan	2.4%	2.5%
Weighted average interest rate on line of credit	1.6%	2.2%

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

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
The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Southern California	$69,687	$64,740
Northern California	56,944	50,770
Seattle Metro	28,641	25,751
Other real estate assets	3,745	3,796
Total property revenues	$159,017	$145,057

Net operating income:
Southern California	$47,066	$43,708
Northern California	40,353	35,283
Seattle Metro	19,045	16,995
Other real estate assets	580	2,745
Total net operating income	107,044	98,731

Management and other fees	2,628	2,948
Depreciation	(50,312)	(46,787)
General and administrative	(7,075)	(6,239)
Merger expenses	(16,059)	-
Cost of management and other fees	(1,477)	(1,701)
Acquisition and dispositon costs	(975)	(387)
Interest expense before amortization	(26,055)	(25,211)
Amortization expense	(2,986)	(2,930)
Interest and other income	2,879	5,023
Equity income from co-investments	10,526	4,211
Gains on sale of real estate and land	8,268	1,503
Income from continuing operations	$26,406	$29,161

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Assets:
Southern California	$2,551,297	$1,746,434
Northern California	1,967,133	1,614,159
Seattle Metro	734,972	741,533
Other real estate assets	86,586	86,745
Net reportable operating segment - real estate assets	5,339,988	4,188,871
Real estate under development	308,266	50,430
Co-investments	716,443	677,133
Cash and cash equivalents, including restricted cash	48,671	53,766
Marketable securities	100,348	90,084
Notes and other receivables	36,105	68,255
Other non-segment assets	83,221	58,300
Total assets	$6,633,042	$5,186,839

(8)  Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

Essex Property Trust, Inc.

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Share		Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations available to common stockholders	$21,912	37,685	$0.58	$24,690	37,004	$0.67
Income from discontinued operations available to common stockholders	-	37,685	-	513	37,004	0.01
	$21,912		$0.58	$25,203		$0.68

Effect of Dilutive Securities (1)	-	246		-	88

Diluted:
Income from continuing operations available to common stockholders	$21,912	37,931	$0.58	$24,690	37,092	$0.67
Income from discontinued operations available to common stockholders	-	37,931	-	513	37,092	0.01
	$21,912		$0.58	$25,203		$0.68

(1)	Weighted average convertible limited partnership units of 2,272,179 and 2,079,447 which include vested Series Z-1 incentive units, for the three months ended March 31, 2014, and 2013, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. Income allocated to convertible limited partnership units, which includes vested Series Z-1 units, aggregating $1.4 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively, have been excluded from income available to common stockholders for the calculation of diluted income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

Stock options of 164,442 and 260,513 for the three months ended March 31, 2014 and 2013, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income from continuing operations available to common unitholders	$23,329	39,957	$0.58	$26,162	39,083	$0.67
Income from discontinued operations	-	39,957	-	542	39,083	0.01
Income available to common unitholders	$23,329		$0.58	$26,704		$0.68

Effect of Dilutive Securities (1)	-	246		-	88

Diluted:
Income from continuing operations available to common unitholders (1)	$23,329	40,203	$0.58	$26,162	39,171	$0.67
Income from discontinued operations	-	40,203	-	542	39,171	0.01
Income available to common unitholders	$23,329		$0.58	$26,704		$0.68

(1)	The Operating Partnership has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 164,442 and 260,513; for the three months ended March 31, 2014 and 2013, respectively, were not included in the diluted earnings per unit calculation because the exercise price of these options were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive.

(9)  Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.4%.  These derivatives qualify for hedge accounting.

As of March 31, 2014, the Company also had nine interest rate cap contracts totaling a notional amount of $156.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for substantially all of the Company’s tax exempt variable rate debt.

As of March 31, 2014 and December 31, 2013, the aggregate carrying value of the interest rate swap contracts was a liability of $2.1 million and $2.7 million, respectively.

(10)  Commitments and Contingencies

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

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of The Huxley (formerly Fountain at La Brea) and The Dylan (formerly Santa Monica at La Brea) communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for The Huxley and The Dylan.  The outstanding balance for the loans is included in the debt line item in the summarized balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related to the total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of March 31, 2014 was $109.1 million based on the aggregate outstanding debt amount.

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2013 Annual Report on  Form 10-K for the year ended December 31, 2013.

On April 1, 2014, Essex completed the merger with BRE Properties, Inc. (“BRE”).  In connection with the closing of the merger, (1) BRE merged into a wholly owned subsidiary of Essex, and (2) each outstanding share of BRE common stock was converted into (i) 0.2971 shares (the “Stock Consideration”) of Essex common stock, and (ii) $7.18 in cash, (the “Cash Consideration”), plus cash in lieu of fractional shares for total consideration of approximately $4.3 billion.  The Cash Consideration was adjusted as a result of the authorization and declaration of a special distribution to the stockholders of BRE of $5.15 per share of BRE common stock payable to BRE stockholders of record as of the close of business on March 31, 2014 (the “Special Dividend”).  The Special Dividend is payable as a result of the closing of the sale of certain interests in assets of BRE to certain parties designated by Essex, which closed on March 31, 2014.  Pursuant to the terms of the merger agreement, the amounts payable as a Special Dividend reduced the Cash Consideration of $12.33 payable by Essex in the merger to $7.18 per share of BRE common stock.

Essex issued approximately 23.1 million shares of Essex common stock as Stock Consideration in the merger.  For purchase accounting, the value of the common stock issued by Essex upon the consummation of the merger was determined based on the closing price of BRE’s common stock on the closing date of the merger. As a result of Essex being admitted to the S&P 500 on the same date as the closing of the merger, Essex’s common stock price experienced significantly higher than usual trading volume and the closing price of $174 per share was significantly higher than its volume-weighted average trading price for the days before and after April 1, 2014.  BRE’s common stock did not experience the same proportionate increase in common stock price leading up to April 1, 2014.  As a result, given that a substantial component of the purchase price is an exchange of equity instruments, Essex used the closing price of BRE’s common stock on April 1, 2014 of $61 per share, less the Cash Consideration, as the fair value of the Stock Consideration.  The net assets and results of operations of BRE will be included in our condensed consolidated financial statements beginning April 1, 2014, our second quarter of 2014.

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

As of March 31, 2014, the Company had ownership interests in 176 apartment communities, comprising 37,569 apartment units, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in four commercial buildings with approximately 323,600 square feet.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

Index
As of March 31, 2014, the Company’s development pipeline was comprised of consolidated projects under development, eight unconsolidated joint venture projects under development, and three consolidated other development projects, all aggregating 2,392 units, with total incurred costs of $953.0 million, and estimated remaining project costs of approximately $562.0 million for total estimated project costs of $1.5 billion.

On March 31, 2014, BRE contributed 14 properties valued at approximately $1.4 billion to the Operating Partnership for approximately 8.6 million Operating Partnership units (“OP units”).  The OP units were subsequently retired by the Company on April 1, 2014.  The purpose of this transaction was tax efficiency.  The results discussed below exclude these 14 properties as the operating results for a single day were considered immaterial.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2014		As of March 31, 2013
	Apartment Units	%	Apartment Units	%
Southern California	13,870	46%	13,656	46%
Northern California	9,430	32%	9,431	32%
Seattle Metro	6,703	22%	6,720	22%
Total	30,003	100%	29,807	100%

Co-investments, including Essex Apartment Value Fund II, L.P. ("Fund II"), and Wesco I, LLC ("Wesco I")  and Wesco III, LLC ("Wesco III")  communities, and preferred equity interest co-investment communities are not included in the table presented above for both periods.  Also, the above table excludes 14 properties contributed to the Operating Partnership on March 31, 2014 by BRE.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended March 31, 2014 and 2013) was 96.5% for both March 31, 2014 and 2013.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

Index
The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended
	March 31,
	2014	2013
Southern California	96.4%	96.5%
Northern California	96.5%	96.5%
Seattle Metro	96.5%	96.6%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

		Three Months Ended
	Number of	March 31,		Dollar	Percentage
	Properties	2014	2013	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	59	$65,475	$62,431	$3,044	4.9%
Northern California	38	53,054	48,461	4,593	9.5
Seattle Metro	34	27,896	25,751	2,145	8.3
Total Quarterly Same-Property revenues	131	146,425	136,643	9,782	7.2
Quarterly Non-Same Property Revenues (1)		12,592	8,414	4,178	49.7
Total property revenues		$159,017	$145,057	$13,960	9.6%

(1)	Includes six communities acquired after January 1, 2013, one sold community, one redevelopment community, and one commercial building.

Quarterly Same-Property Revenues increased by $9.8 million or 7.2% to $146.4 million in the first quarter of 2014 from $136.6 million in the first quarter of 2013.  The increase was primarily attributable to an increase in scheduled rents of $9.0 million as reflected in an increase of 6.8% in average rental rates from $1,572 per unit in the first quarter of 2013 to $1,678 per unit in the first quarter of 2014.  Scheduled rents increased by 4.6%, 9.1%, and 7.7% in Southern California, Northern California, and Seattle Metro, respectively.  Quarterly Same-Property financial occupancy remained stable at 96.5% in the first quarter of 2014 when compared to the first quarter of 2013. On a sequential basis the Company experienced Quarterly Same-Property revenue growth from the fourth quarter of 2013 to the first quarter of 2014 of $2.1 million or 1.4%, resulting from sequential revenue growth in all three regions mainly driven by a 1.1% increase in scheduled rents and by an increase of 30 basis points in occupancy compared to the fourth quarter of 2013.

Quarterly Non-Same Property Revenues increased by $4.2 million or 49.7% to $12.6 million in the first quarter of 2014 from $8.4 million in the first quarter of 2013.  The increase was primarily due to revenue generated from six communities acquired since January 1, 2013 (Avery, Bennett Lofts, Domain, Fox Plaza, Vox and Slater 116) and offset by the reduction of revenue from the sale of Vista Capri North.

Management and other fees decreased by $0.3 million in the first quarter of 2014 as compared to the first quarter of 2013.  The decrease is primarily due to a reduction of $0.3 million in asset and property management fees from the sale of Fund II communities in 2013.  Four communities owned by Fund II were sold in the third quarter of 2013 and one community was sold during the first quarter of 2014. The decrease was partially offset by asset and property management fees earned from Wesco III co-investments formed during 2013, and development fees earned from the joint ventures formed in 2013 to develop The Village, and One South Market.

Property operating expenses, excluding real estate taxes increased $4.4 million or 13.6% to $36.6 million in the first quarter of 2014 from $32.3 million in the first quarter of 2013, primarily due to the acquisition of six communities and $1.3 million of charges related to earthquake damages at one of our properties in Southern California.  Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $1.3 million or 4.3% for the first quarter of 2014 compared to the first quarter of 2013, primarily due to a $0.5 million increase in maintenance and repairs and a $0.4 million increase in utility expense.

Index
Real estate taxes increased by $1.3 million or 9.0% for the first quarter of 2014 compared to the first quarter of 2013 due primarily to the acquisition of six communities.  Quarterly Same-Property real estate taxes increased by $0.7 million or 5.4% for first quarter of 2014 compared to the first quarter of 2013 due to $0.3 million or a 12.0% increase in property taxes for the Seattle Metro due to higher assessed values for 2014, and an increase of 3% in property taxes for the majority of the properties located in California.

Depreciation expense increased by $3.5 million or 7.5% for the first quarter of 2014 compared to the first quarter of 2013, due to the acquisition of six communities.  Also, the increase is due to the capitalization of approximately $21.0 million in additions to rental properties through the first quarter of 2014, including $6.4 million spent on redevelopment, and $2.0 million on improvements to recent acquisitions, and the capitalization of approximately $104.2 million in additions to rental properties in 2013, including $42.0 million spent on redevelopment, $21.2 million on improvements to recent acquisitions, $8.6 million on lessor required capital expenditures, and $5.3 million spent on revenue generating capital expenditures.

General and administrative expense increased $0.8 million or 13.4% for the first quarter of 2014 compared to the first quarter of 2013 primarily due to annual compensation increases for merit and the addition of staff.

Merger expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE.  Merger expenses were $16.1 million for first quarter of 2014 and zero for the first quarter of 2013.  In addition to professional fees in the first quarter of 2014, merger expenses included $6.9 million of transfer taxes related to the contribution of 14 BRE properties to the Operating Partnership on March 31, 2014 and $3.8 million in merger costs related to the termination of a $1.0 billion bridge loan established in contemplation for the merger.

Acquisition and disposition costs increased $0.6 million for the first quarter of 2014 compared to the first quarter of 2013 primarily due to internal disposition costs related to the sale of Vista Capri North.

Interest expense before amortization increased $0.8 million or 3.4% for the first quarter of 2014 compared to the first quarter of 2013, due to an increase in average outstanding debt used to fund 2013 and 2014 acquisitions and developments. In addition, capitalized interest decreased due to the stabilization of two development properties.

Interest and other income decreased by $2.1 million for the first quarter of 2014 compared to the first quarter of 2013 primarily due to interest income in 2013 reflecting a gain of $1.8 million from the sales of marketable securities and $0.8 million earned from the change in estimate for the discount related to the Reserves Lofts note receivable that was repaid during the first quarter of 2013.   The decrease was partially offset by higher interest income attributable to an increase in an estimated return on mortgage backed securities.

Equity income in co-investments increased $6.3 million in the first quarter of 2014 compared to the first quarter of 2013 primarily due to the Company’s share of the gain on the sale of a Fund II community for $3.2 million and promote income allocation of $3.8 million.

Gains on sale of real estate and land increased $6.8 million in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a $7.9 million gain on the sale of Vista Capri North.  The first quarter of 2013 reflected a $1.5 million gain from the sale of a land parcel.

Liquidity and Capital Resources

Essex’s business is operated primarily through the Operating Partnership. Essex issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. Essex itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. Essex’s principal funding requirement is the payment of dividends on its common stock and preferred stock. Essex’s principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

Essex also guarantees some of the Operating Partnership’s debt, as discussed further in note 6 of the notes to condensed consolidated financial statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the Essex’s guarantee obligations, then Essex will be required to fulfill its cash payment commitments under such guarantees. However, Essex’s only significant asset is its investment in the Operating Partnership.

Index
For Essex to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its taxable income, excluding net capital gains. While historically Essex has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, Essex’s own stock. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Essex may need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, acquisitions and developments.

As of March 31, 2014, the Company had $19.9 million of unrestricted cash and cash equivalents and $100.3 million in marketable securities, of which $39.7 million were available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

The Company has two lines of unsecured credit aggregating $1.03 billion.  As of March 31, 2014 there was a $124.0 million balance outstanding on the $1.0 billion unsecured line.  The facility includes an accordion feature pursuant to which the Company could expand the line’s capacity to $1.5 billion.  The underlying interest rate  is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR + 0.95% as of March 31, 2014.  This facility matures in December 2017 with one 18-month extension, exercisable at the Company’s option.  The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2016.  As of March 31, 2014, there was an $11.9 million outstanding balance on the $25 million unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 0.95%.

In April 2014, the Company, through its operating partnership, assumed $900.0 million aggregate principal amount of BRE’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 and secured debt with a principal balance of $711.4 million with remaining loan terms ranging from one to seven years and a weighted average interest rate of 5.6%.

In April 2014, the Company issued $400 million of 3.875% senior unsecured notes that mature in May 2024.  The interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2014 until the maturity date in May 2024.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s $1.0 billion unsecured line of credit facility and for other general corporate purposes. In connection with this issuance, the Company entered into a registration rights agreement, pursuant to which it agreed to file a registration statement to exchange the notes for identical notes registered under the Securities Act of 1933, as amended.

During April 2013, the Company, through its Operating Partnership, issued $300 million of senior unsecured bonds due May 1, 2023 with a coupon rate of 3.25% per annum.  The interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013 until the maturity date of May 1, 2023.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s unsecured line of credit facility and for other general corporate and working capital purposes.

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

On March 29, 2013, the Company entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc.  For the three months ended March 31, 2014, Essex sold 958,055 shares of common stock for $157.6 million, net of commissions, at an average per share price of $166.24.  During the second quarter of 2014 through May 8, 2014, Essex sold 197,600 shares of common stock, through our equity distribution program, at an average price of $171.62 for proceeds of $33.7 million, net of fees and commissions. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to potentially acquire, develop, or redevelop properties, which primarily will be apartment communities, to make other investments and for working capital or general corporate purposes, which may include the repayment of indebtedness.  As of May 8, 2014, Essex may sell an additional 3,748,446 shares under the current equity distribution program.

Index
Essex pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.  As a result of the 23.1 million shares of common stock issued on April 1, 2014 in connection with the BRE merger, the Company anticipates an increase in cash outflows as a result of the increased dividend payment requirements.  The Company anticipates to fund the dividends from increased cash flows generated from the properties acquired in the merger.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of March 31, 2014, the Company had two consolidated development projects, and eight unconsolidated joint venture development projects aggregating 2,192 units for an estimated cost of $995.0 million, of which $309.0 million remains to be expended.

The Company had one predevelopment project aggregating 200 units with an aggregate carrying value of $12.0 million as of March 31, 2014.  The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

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

As of March 31, 2014 and December 31, 2013 the aggregate carrying value of the interest rate swap contracts was a liability of $2.1 million and $2.7 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of March 31, 2014 and December 31, 2013, respectively.

Alternative Capital Sources

Fund II has eight institutional investors, and the Company, with combined partner equity contributions of $265.9 million.  The Company contributed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner, and the Company uses the equity method of accounting for its investment in Fund II.  Fund II utilized leverage equal to approximately 55% upon the initial acquisition of the underlying real estate.  Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of March 31, 2014, owned one apartment community.  The Company records revenue for its asset management, property management, development and redevelopment services when earned, and promote income when realized if Fund II exceeds certain financial return benchmarks.  Four communities were sold during 2013 from Fund II, one additional property was sold through March 2014, and the Company expects to sell the remaining community in 2014.  The Company has exercised its one-year extension option which provides for the liquidation of Fund II by September 2014.  In July 2013, Fund II repaid the Company for $42.4 million in short-term bridge loans at LIBOR + 1.75% from the proceeds from the sale of two properties.

Wesco I is a 50/50 programmatic joint venture with an institutional partner formed in 2011 for a total equity commitment of $300.0 million.  Each partner’s equity commitment is $150.0 million.  Wesco I utilizes debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $150.0 million to Wesco I, and as of March 31, 2014, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of $672.6 million.

Index
Wesco III is a 50/50 programmatic joint venture with an institutional partner formed in 2012 for a total equity commitment of $120.0 million.  Each partner’s commitment is $60.0 million.  Wesco III utilizes debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $39.7 million to Wesco III, and as of March 31, 2014, Wesco III owned three apartment communities with 657 units with an aggregate carrying value of $165.0 million.

On March 31, 2014, BRE contributed three assets to Wesco III which lowered Essex’s ownership interest in the joint venture.  As of April 1, 2014, Essex owns a 50% ownership interest in Wesco III.

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

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during the next twelve months, expectations as to the sources for funding, the increased dividends resulting from the BRE merger and the Company’s development and redevelopment pipeline, the timing and proceeds of the sale of the Fund II properties, and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that mold lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors referred to in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

Index
The following table sets forth the Company’s calculation of FFO and Core FFO for the three months ended March 31, 2014 and 2013 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended
	March 31,
	2014	2013

Net income available to common stockholders	$21,912	$25,203
Adjustments:
Depreciation	50,312	47,144
Gains not included in FFO, net of internal disposition costs	(10,292)	-
Depreciation add back from unconsolidated co-investments, and add back convertible preferred dividend - Series G	4,760	3,842
Noncontrolling interest related to Operating Partnership units	1,417	1,501
Depreciation attributable to noncontrolling interest	(329)	(327)
Funds from operations	$67,780	$77,363
Funds from operations per share - diluted	$1.68	$1.97
Non-core items:
Acquisition costs	188	387
Gain on sales of marketable securities and note prepayment	(427)	(2,611)
Gain on sale of land	(400)	(1,503)
Earthquake related and other	1,571	-
Loss on early retirement of debt, add back from unconsolidated co-investments	197	-
Merger expenses	16,059	-
Co-investment promote income	(3,848)	-
Income from early redemption of preferred equity investments	-	(423)
Core FFO	$81,120	$73,213
Core FFO per share-diluted	$2.02	$1.87
Weighted average number
shares outstanding diluted (1)	40,238,064	39,205,611

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

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

	Three months ended March 31,
	2014	2013
Earnings from operations	$33,774	$46,565
Adjustments:
Depreciation	50,312	46,787
General and administrative	7,075	6,239
Merger expenses	16,059	-
Cost of management and other fees	1,477	1,701
Acquisition and dispositions costs	975	387
Management and other fees	(2,628)	(2,948)
NOI	107,044	98,731
Less: Non same-property NOI	(5,939)	(5,396)
Same-property NOI	$101,105	$93,335

Item 3:	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of March 31, 2014, the Company has entered into ten interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the variable rate five-year unsecured term debt.  As of March 31, 2014, the Company also had $177.6 million of variable rate indebtedness, of which $156.9 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of March 31, 2014.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of March 31, 2014.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2014.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2016-2017	$(2,109)	$1,725	$(6,218)
Interest rate caps	156,904	2014-2018	-	30	-
Total cash flow hedges	$456,904	2014-2018	$(2,109)	$1,755	$(6,218)

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

For the Years Ended	2014	2015	2016	2017	2018	Thereafter	Total	Fair value

(In thousands)
Fixed rate debt	$-	67,070	162,319	222,049	269,939	1,569,410	$2,290,787	$2,420,879
Average interest rate	-	5.2%	4.5%	5.5%	5.8%	4.9%	5.1%
Variable rate debt	$-	-	211,903 (1)	150,000 (1)	-	301,607 (2)	$663,510	$635,912
Average interest rate	-	-	2.4%	2.4%	-	1.5%	2.0%

(1) $300.0 million subject to interest rate swap agreements.
(2) $156.9 million subject to interest rate caps.

The table incorporates only those exposures that exist as of March 31, 2014; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4:	Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2014, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2014, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Index
Part II -- Other Information

Item 1:	Legal Proceedings

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies to promptly address and resolve reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of March 31, 2014, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company does not have insurance coverage.  Substantially all of the communities are located in areas that are subject to earthquake activity.  The Company has established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is self-insured as it relates to earthquake related losses.  Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident.  As of March 31, 2014, PWI has cash and marketable securities of approximately $40 million.  These assets are consolidated in the Company’s financial statements.  Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in which it holds an ownership interest in.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A:	Risk Factors

There were no material changes to the Risk Factors disclosed in Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC and available at www.sec.gov.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months  ended March 31, 2014, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2014, Essex Property Trust, Inc. issued an aggregate of 11,242 shares of its common stock upon the exercise of stock options. Essex Property Trust, Inc. contributed the proceeds from the option exercises of $1.2 million to our Operating Partnership in exchange for an aggregate of 11,242 common operating partnership units ("common units"), as required by the Operating Partnership’s partnership agreement.

Index
Item 6:	Exhibits

A.	Exhibits

4.1
Fifth Supplemental Indenture (with respect to the 5.500% Senior Notes due 2017, 5.200% Senior Notes due 2021 and 3.375% Senior Notes due 2023 (collectively, the “Existing Notes”) issued by BRE), dated as of April 1, 2014, by and among BRE, as the original company, Merger Sub, as the successor company, and the Trustee, attached as Exhibit 4.1 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 3, 2014, and incorporated herein by reference.

4.2
Sixth Supplemental Indenture (with respect to the Existing Notes issued by BRE), dated as of April 1, 2014, by and among the Merger Sub, as the company, BEX LLC, as the successor company, and the Trustee, attached as Exhibit 4.2 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 3, 2014, and incorporated herein by reference.

4.3
Indenture governing 5.500% Senior Notes due 2017, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 5.500% Senior Notes due 2017 and the guarantee thereof, attached as Exhibit 4.1 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference.

4.4
Indenture governing 5.200% Senior Notes due 2021, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 5.200% Senior Notes due 2021 and the guarantee thereof, attached as Exhibit 4.2 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference.

4.5
Indenture governing 3.375% Senior Notes due 2023, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Senior Notes due 2023 and the guarantee thereof, attached as Exhibit 4.3 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference.

4.6
Registration Rights Agreement related to the 5.500% Senior Notes due 2017, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.7 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference.

4.7
Registration Rights Agreement related to the 5.200% Senior Notes due 2021, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.8 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference.

4.8
Registration Rights Agreement related to the 3.375% Senior Notes due 2023, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.9 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference.

4.9
Indenture, dated April 15, 2014, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.875% Senior Notes due 2024 and the guarantee thereof, attached as Exhibit 4.1 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 16, 2014, and incorporated herein by reference.

Index
4.10
Registration Rights Agreement, dated April 15, 2014, among Essex Portfolio, L.P., Essex Property Trust, Inc., and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as representatives of the several initial purchasers, attached as Exhibit 10.1 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 16, 2014, and incorporated herein by reference.

10.1
Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.2
Third Modification Agreement, dated as of January 29, 2014 by and among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto, attached as Exhibit 10.2 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.3
Terms Agreement dated as of March 25, 2014, among Essex Property Trust, Inc. and Citigroup Global Markets Inc., attached as Exhibit 1.1 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on March 31, 2014, and incorporated herein by reference.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Michael T. Dance, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Michael T. Dance, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: May 9, 2014

By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: May 9, 2014

By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)