Form 10-Q
period 2014-06-30
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2014-08-11
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-13106

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
(Exact name of Registrant as Specified in its Charter)

Maryland (Essex Property Trust, Inc.)	77-0369576 (Essex Property Trust, Inc.)
California (Essex Portfolio, L.P.)	77-0369575 (Essex Portfolio, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

925 East Meadow Drive
Palo Alto, California    94303
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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  63,485,469 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of August 8, 2014.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended June 30, 2014 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT ”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership” ). References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

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

All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and Essex has no material assets, other than its investment in EPLP. Essex's primary function is acting as the general partner of EPLP.  As general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements.  Essex also issues equity from time to time and guarantees certain debt of EPLP, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for additional limited partnership interests in the Operating Partnership (“OP Units”) (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

The Company believes it is important to understand the few differences between Essex and EPLP in the context of how Essex and EPLP operate as a consolidated company.  Stockholders' equity, partners' capital and noncontrolling interest are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's consolidated financial statements and as noncontrolling interest in Essex’s consolidated financial statements. The noncontrolling interest in the Operating Partnership's consolidated financial statements include the interest of unaffiliated partners in various consolidated partnerships and joint venture partners. The noncontrolling interest in the Company's  consolidated financial statements include (i) the same noncontrolling interest as presented in the Operating Partnership’s consolidated financial statements and (ii) limited partner OP Unitholders of the Operating Partnership. The differences between stockholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

To help investors understand the significant differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of stockholders' equity or partners' capital, and earnings per share/unit, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share amounts)

Assets	June 30, 2014	December 31, 2013
Real estate:
Rental properties:
Land and land improvements	$2,354,585	$1,083,552
Buildings and improvements	8,517,728	4,360,205

	10,872,313	5,443,757
Less accumulated depreciation	(1,384,726)	(1,254,886)

	9,487,587	4,188,871
Real estate under development	422,372	50,430
Co-investments	964,970	677,133
Real estate held for sale, net	107,772	-
	10,982,701	4,916,434
Cash and cash equivalents-unrestricted	17,946	18,491
Cash and cash equivalents-restricted	29,592	35,275
Marketable securities	106,358	90,084
Notes and other receivables	66,522	68,255
Acquired in place lease value and other assets	113,398	33,781
Deferred charges, net	31,846	24,519

Total assets	$11,348,363	$5,186,839

Liabilities and Equity
Mortgage notes payable	$2,250,510	$1,404,080
Unsecured debt	2,748,494	1,410,023
Lines of credit	66,975	219,421
Accounts payable and accrued liabilities	132,424	67,183
Construction payable	34,701	8,047
Dividends payable	86,615	50,627
Other liabilities	32,896	24,871

Total liabilities	5,352,615	3,184,252
Commitments and contingencies
Redeemable noncontrolling interest	23,566	-
Cumulative convertible Series G preferred stock	-	4,349

Equity:
Cumulative redeemable Series H preferred stock at liquidation value	73,750	73,750
Common stock, $.0001 par value, 656,020,000 shares authorized 62,301,305 and 37,421,219 shares issued and outstanding	6	4
Additional paid-in capital	6,414,258	2,345,763
Distributions in excess of accumulated earnings	(575,772)	(474,426)
Accumulated other comprehensive loss, net	(53,794)	(60,472)

Total stockholders' equity	5,858,448	1,884,619
Noncontrolling interest	113,734	113,619

Total equity	5,972,182	1,998,238

Total liabilities and equity	$11,348,363	$5,186,839

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental and other property	$256,614	$148,781	$415,631	$293,839
Management and other fees	2,836	2,034	4,495	4,041
	259,450	150,815	420,126	297,880
Expenses:
Property operating, excluding real estate taxes	52,875	34,131	89,508	66,385
Real estate taxes	30,345	14,165	45,684	28,238
Depreciation	97,510	47,673	147,822	94,459
General and administrative	9,558	6,589	17,142	13,588
Merger expenses	26,497	-	42,556	-
Acquisition and dispositions costs	529	168	1,504	555
	217,314	102,726	344,216	203,225

Earnings from operations	42,136	48,089	75,910	94,655

Interest expense	(42,151)	(29,327)	(71,192)	(57,468)
Interest and other income	2,814	1,917	5,693	6,939
Equity income in co-investments	5,629	7,282	16,155	11,493
Gain on early retirement of debt	-	1,024	-	1,024
Gains on sale of real estate and land	-	-	8,268	1,503
Income from continuing operations	8,428	28,985	34,834	58,146
Income from discontinued operations	-	590	-	1,132
Net income	8,428	29,575	34,834	59,278
Net income attributable to noncontrolling interest	(2,125)	(3,261)	(5,251)	(6,393)
Net income attributable to controlling interest	6,303	26,314	29,583	52,885
Dividends to preferred stockholders	(1,314)	(1,368)	(2,682)	(2,736)
Net income available to common stockholders	$4,989	$24,946	$26,901	$50,149

Comprehensive income	$11,088	$35,355	$41,817	$66,094
Comprehensive income attributable to noncontrolling interest	(2,184)	(3,574)	(4,856)	(6,761)
Comprehensive income attributable to controlling interest	$8,904	$31,781	$36,961	$59,333

Per common share data:
Basic:
Income from continuing operations	$0.08	$0.65	$0.54	$1.32
Income from discontinued operations	-	0.02	-	0.03
Net income available to common stockholders.	$0.08	$0.67	$0.54	$1.35
Weighted average number of common shares outstanding during the period	61,884,963	37,292,720	49,857,233	37,149,120

Diluted:
Income from continuing operations	$0.08	$0.65	$0.54	$1.32
Income from discontinued operations	-	0.02	-	0.03
Net income available to common stockholders	$0.08	$0.67	$0.54	$1.35
Weighted average number of common shares outstanding during the period	62,059,762	37,390,987	50,087,161	37,241,968

Dividend per common share	$1.30	$1.21	$2.51	$2.42

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the six months ended June 30, 2014
(Unaudited)
(Dollars and shares in thousands)

	Series H				Additional	Distributions in excess of	Accumulated other
	Preferred stock		Common stock		paid-in	accumulated	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2013	2,950	$73,750	37,421	$4	$2,345,763	$(474,426)	$(60,472)	$113,619	$1,998,238
Net income	-	-	-	-	-	29,583	-	5,251	34,834
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(841)	(45)	(886)
Change in fair value of derivatives and amortization of swap settlements	-	-	-	-	-	-	4,105	188	4,293
Change in fair value of marketable securities	-	-	-	-	-	-	3,414	162	3,576
Issuance of common stock under:
Stock Consideration in the Merger	-	-	23,093	2	3,777,644	-	-	-	3,777,646
Stock option and restricted stock plans	-	-	109	-	10,350	-	-	-	10,350
Equity distribution agreements	-	-	1,644	-	299,397	-	-	-	299,397
Equity based compensation costs	-	-	-	-	(1,126)	-	-	1,266	140
Reclassification of noncontrolling interest to redeemable noncontrolling interest	-	-	-	-	(20,134)	-	-	1,368	(18,766)
Conversion of Series G preferred stock	-	-	34	-	4,349	-	-	-	4,349
Contributions from noncontrolling interest	-	-	-	-	-	-	-	1,419,816	1,419,816
Retirement of noncontrolling interest	-	-	-	-	-	-	-	(1,419,816)	(1,419,816)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(7,510)	(7,510)
Redemptions of noncontrolling interest	-	-	-	-	(1,985)	-	-	(565)	(2,550)
Common and preferred stock dividends	-	-	-	-	-	(130,929)	-	-	(130,929)
Balances at June 30, 2014	2,950	$73,750	62,301	$6	$6,414,258	$(575,772)	$(53,794)	$113,734	$5,972,182

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$34,834	$59,278
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(886)	(1,767)
Company's share of gain on the sales of co-investment	(3,213)	(2,366)
Gain on the sales of real estate and land	(8,268)	(1,503)
Gain on early retirement of debt	-	(1,024)
Noncash merger expense	7,562	-
Co-investments, net	(10,719)	(280)
Amortization expense	(846)	5,932
Amortization of discount on notes receivables	-	(844)
Amortization of discount on marketable securities	(3,965)	(2,776)
Depreciation	147,822	95,175
Equity-based compensation	3,625	2,126
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,425	802
Accounts payable and accrued liabilities	10,086	(2,433)
Other liabilities	665	266
Net cash provided by operating activities	179,122	150,586
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(93,772)	(175,950)
Improvements to recent acquisitions	(6,148)	(6,288)
Redevelopment	(19,503)	(17,616)
Revenue generating capital expenditures	(11,967)	(742)
Lessor required capital expenditures.	(7,562)	(3,557)
Non-revenue generating capital expenditures	(15,048)	(12,349)
Acquisitions of and additions to real estate under development.	(58,899)	(9,290)
Advance from insurance claim	10,000	-
Dispositions of real estate	14,123	9,051
BRE merger cash consideration paid	(555,826)	-
Changes in restricted cash and deposits.	(3,606)	18,290
Purchases of marketable securities	(14,341)	(14,002)
Sales and maturities of marketable securities	5,192	20,335
Purchases of and advances under notes and other receivables	-	(99,164)
Collections of notes and other receivables	56,750	53,438
Dispositions of co-investments	13,900	-
Contributions to co-investments	(58,029)	(101,295)
Distributions from co-investments	18,467	57,458
Net cash used in investing activities	(726,269)	(281,681)
Cash flows from financing activities:
Borrowings under debt agreements	1,321,044	604,472
Repayment of debt	(1,077,210)	(495,072)
Additions to deferred charges instruments	(16,401)	(3,838)
Equity related issuance cost	(1,093)	(525)
Net proceeds from stock options exercised	5,503	4,190
Net proceeds from issuance of common stock	279,427	122,905
Distributions to noncontrolling interest	(7,510)	(9,811)
Redemption of noncontrolling interest	(2,550)	(2,017)
Common and preferred stock dividends paid	(94,961)	(87,598)
Net cash provided by financing activities.	406,249	132,706
Net (decrease) increase in cash and cash equivalents	(140,898)	1,611
Cash assumed in the BRE merger	140,353	-
Cash and cash equivalents at beginning of year	18,491	18,606
Cash and cash equivalents at end of period	$17,946	$20,217

(Continued)

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $11.7 million, and $8.1 million capitalized in 2014 and 2013, respectively	$44,437	$50,053
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$1,419,816	$-
Retirement of Operating Partnership units	$(1,419,816)	-
Transfer from real estate under development to land and building	$4,580	$67
Transfer from real estate under development to co-investments	$49,776	$-
Mortgage notes assumed in connection with purchases of real estate including the loan premiums recorded.	$49,009	$-
Change in accrual of dividends	$35,896	$5,436
Change in fair value of derivative liabilities	$122	$4,820
Change in fair value of marketable securities	$3,121	$2,256
Change in construction payable	$26,654	$2,339
Accrued distribution from co-investment	$19,836	$-
Common stock proceeds receivable	$19,970	$-
Reclassification to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$18,766	$-

Assets and liabilities assumed in BRE merger:
Cash assumed in merger	$140,353	$-
Rental properties and real estate under development	$5,613,031	$-
Real estate held for sale, net	$107,772	$-
Co-investments	$223,438	$-
Acquired in-place lease value	$80,358	$-
Other assets	$15,676	$-
Mortgage notes payable and unsecured debt	$1,747,382	$-
Other liabilities	$94,976	$-
Redeemable noncontrolling interest	$4,798	$-
Equity consideration for BRE merger	$3,777,646	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except unit amounts)

	June 30, 2014	December 31, 2013
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,354,585	$1,083,552
Buildings and improvements	8,517,728	4,360,205

	10,872,313	5,443,757
Less accumulated depreciation	(1,384,726)	(1,254,886)

	9,487,587	4,188,871
Real estate under development	422,372	50,430
Co-investments	964,970	677,133
Real estate held for sale, net	107,772	-
	10,982,701	4,916,434
Cash and cash equivalents-unrestricted	17,946	18,491
Cash and cash equivalents-restricted	29,592	35,275
Marketable securities	106,358	90,084
Notes and other receivables	66,522	68,255
Acquired in place lease value and other assets	113,398	33,781
Deferred charges, net	31,846	24,519

Total assets	$11,348,363	$5,186,839

LIABILITIES AND CAPITAL
Mortgage notes payable	$2,250,510	$1,404,080
Unsecured debt	2,748,494	1,410,023
Lines of credit	66,975	219,421
Accounts payable and accrued liabilities	132,424	67,183
Construction payable	34,701	8,047
Distributions payable	86,615	50,627
Other liabilities	32,896	24,871

Total liabilities	5,352,615	3,184,252
Commitments and contingencies
Redeemable noncontrolling interest	23,566	-
Cumulative convertible Series G preferred interest (liquidation value of $4,456)	-	4,349
Capital:
General Partner:
Common equity (62,301,305 and 37,421,219 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	5,841,033	1,873,882
Series H Preferred interest (liquidation value of $73,750)	71,209	71,209
	5,912,242	1,945,091
Limited Partners:
Common equity (2,171,422 and 2,149,802 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	49,633	45,957
Accumulated other comprehensive loss	(51,957)	(58,940)
Total partners' capital	5,909,918	1,932,108
Noncontrolling interest	62,264	66,130
Total capital	5,972,182	1,998,238

Total liabilities and capital	$11,348,363	$5,186,839

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(Dollars in thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental and other property	$256,614	$148,781	$415,631	$293,839
Management and other fees	2,836	2,034	4,495	4,041
	259,450	150,815	420,126	297,880
Expenses:
Property operating, excluding real estate taxes	52,875	34,131	89,508	66,385
Real estate taxes	30,345	14,165	45,684	28,238
Depreciation	97,510	47,673	147,822	94,459
General and administrative	9,558	6,589	17,142	13,588
Merger expenses	26,497	-	42,556	-
Acquisition and dispositions costs	529	168	1,504	555
	217,314	102,726	344,216	203,225

Earnings from operations	42,136	48,089	75,910	94,655

Interest expense	(42,151)	(29,327)	(71,192)	(57,468)
Interest and other income	2,814	1,917	5,693	6,939
Equity income in co-investments	5,629	7,282	16,155	11,493
Gain on early retirement of debt	-	1,024	-	1,024
Gains on sale of real estate and land	-	-	8,268	1,503
Income from continuing operations	8,428	28,985	34,834	58,146
Income from discontinued operations	-	590	-	1,132
Net income	8,428	29,575	34,834	59,278
Net income attributable to noncontrolling interest	(1,916)	(1,714)	(3,625)	(3,345)
Net income attributable to controlling interest	6,512	27,861	31,209	55,933
Preferred interest distributions	(1,314)	(1,368)	(2,682)	(2,736)
Net income available to common unitholders	$5,198	$26,493	$28,527	$53,197

Comprehensive income	$11,088	$35,355	$41,817	$66,094
Comprehensive income attributable to noncontrolling interest	(1,916)	(1,714)	(3,625)	(3,345)
Comprehensive income attributable to controlling interest	$9,172	$33,641	$38,192	$62,749

Per common unit data:
Basic:
Income from continuing operations	$0.08	$0.65	$0.54	$1.32
Income from discontinued operations	-	0.02	-	0.03
Net income available to common unitholders	$0.08	$0.67	$0.54	$1.35
Weighted average number of common units outstanding during the period	64,058,505	39,444,214	52,127,261	39,264,790

Diluted:
Income from continuing operations	$0.08	$0.65	$0.54	$1.32
Income from discontinued operations	-	0.02	-	0.03
Net income available to common unitholders	$0.08	$0.67	$0.54	$1.35
Weighted average number of common units outstanding during the period	64,233,304	39,542,481	52,357,189	39,357,638

Distribution per common unit	$1.30	$1.21	$2.51	$2.42

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the six months ended June 30, 2014
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners		Accumulated
	Common Equity		Preferred Equity	Common Equity		other comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	(loss) income	Interest	Total
Balances at December 31, 2013	37,421	$1,873,882	71,209	2,150	$45,957	$(58,940)	$66,130	$1,998,238
Comprehensive income:
Net income	-	26,901	2,682	-	1,626	-	3,625	34,834
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	(886)	-	(886)
Change in fair value of derivatives and amortization of swap settlements	-	-	-	-	-	4,293	-	4,293
Change in fair value of marketable securities	-	-	-	-	-	3,576	-	3,576
Issuance of common units under:
Common stock issued as consideration by general partner in merger	23,093	3,777,646	-	-	-	-	-	3,777,646
General partner's stock based compensation	109	10,350	-	-	-	-	-	10,350
Sale of common stock by general partner	1,644	299,397	-	-	-	-	-	299,397
Equity based compensation costs	-	(1,126)	-	23	1,266	-	-	140
Reclassification of noncontrolling interest to redeemable noncontrolling interest	-	(20,134)	-	(2)	6,400	-	(5,032)	(18,766)
Conversion of Series G preferred stock	34	4,349	-	-	-	-	-	4,349
Contributions from noncontrolling interest	-	-	-	8,561	1,419,816	-	-	1,419,816
Retirement of noncontrolling interest	-	-	-	(8,561)	(1,419,816)	-	-	(1,419,816)
Distributions to noncontrolling interes	-	-	-	-	-	-	(2,045)	(2,045)
Redemptions	-	(1,985)	-	-	(151)	-	(414)	(2,550)
Distributions declared	-	(128,247)	(2,682)	-	(5,465)	-	-	(136,394)
Balances at June 30, 2014	62,301	$5,841,033	$71,209	2,171	$49,633	$(51,957)	$62,264	$5,972,182

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$34,834	$59,278
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(886)	(1,767)
Operating Partnership's share of gain on the sales of co-investment	(3,213)	(2,366)
Gain on the sales of real estate and land	(8,268)	(1,503)
Gain on early retirement of debt	-	(1,024)
Noncash merger expense	7,562	-
Co-investments, net	(10,719)	(280)
Amortization expense	(846)	5,932
Amortization of discount on notes receivables	-	(844)
Amortization of discount on marketable securities	(3,965)	(2,776)
Depreciation	147,822	95,175
Equity-based compensation	3,625	2,126
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,425	802
Accounts payable and accrued liabilities	10,086	(2,433)
Other liabilities	665	266
Net cash provided by operating activities	179,122	150,586
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(93,772)	(175,950)
Improvements to recent acquisitions	(6,148)	(6,288)
Redevelopment	(19,503)	(17,616)
Revenue generating capital expenditures	(11,967)	(742)
Lessor required capital expenditures	(7,562)	(3,557)
Non-revenue generating capital expenditures	(15,048)	(12,349)
Acquisitions of and additions to real estate under development	(58,899)	(9,290)
Advance from insurance claim	10,000	-
Dispositions of real estate	14,123	9,051
BRE merger cash consideration paid	(555,826)	-
Changes in restricted cash and deposits	(3,606)	18,290
Purchases of marketable securities	(14,341)	(14,002)
Sales and maturities of marketable securities	5,192	20,335
Purchases of and advances under notes and other receivables	-	(99,164)
Collections of notes and other receivables	56,750	53,438
Dispositions of co-investments	13,900	-
Contributions to co-investments	(58,029)	(101,295)
Distributions from co-investments	18,467	57,458
Net cash used in investing activities	(726,269)	(281,681)
Cash flows from financing activities:
Borrowings under debt agreements	1,321,044	604,472
Repayment of debt	(1,077,210)	(495,072)
Additions to deferred charges	(16,401)	(3,838)
Equity related issuance cost	(1,093)	(525)
Net proceeds from stock options exercised	5,503	4,190
Net proceeds from issuance of common units	279,427	122,905
Distributions to noncontrolling interest	(2,045)	(4,536)
Redemption of noncontrolling interest	(414)	(1,471)
Common units and preferred units and preferred interests distributions paid	(102,562)	(93,419)
Net cash provided by financing activities	406,249	132,706
Net (decrease) increase in cash and cash equivalents	(140,898)	1,611
Cash assumed in the BRE merger	140,353	-
Cash and cash equivalents at beginning of year	18,491	18,606
Cash and cash equivalents at end of period	$17,946	$20,217

(Continued)

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $11.7 million, and $8.1 million capitalized in 2014 and 2013, respectively	$44,437	$50,053
Supplemental disclosure of noncash investing and financing activities:
Issuance of limited partner common units for contributed properties	$1,419,816	$-
Retirement of limited partner common units	$(1,419,816)	-
Transfer from real estate under development to land and building	$4,580	$67
Transfer from real estate under development to co-investments	$49,776	$-
Mortgage notes assumed in connection with purchases of real estate including the loan premiums recorded	$49,009	$-
Change in accrual of distributions	$35,896	$5,436
Change in fair value of derivative liabilities.	$122	$4,820
Change in fair value of marketable securities	$3,121	$2,256
Change in construction payable	$26,654	$2,339
Accrued distribution from co-investment	$19,836	$-
Common stock proceeds receivable	$19,970	$-
Reclassification to redeemable noncontrolling interest from general partner and limited partners common units	$18,766	$-

Assets and liabilities assumed in BRE merger:
Cash assumed in merger	$140,353	$-
Rental properties and real estate under development	$5,613,031	$-
Real estate held for sale, net	$107,772	$-
Co-investments	$223,438	$-
Acquired in-place lease value	$80,358	$-
Other assets	$15,676	$-
Mortgage notes payable and unsecured debt	$1,747,382	$-
Other liabilities	$94,976	$-
Redeemable noncontrolling interest	$4,798	$-
Equity consideration for BRE merger	$3,777,646	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
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

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.  Certain reclassifications have been made to conform to the current year’s presentation. Such reclassification had no effect on previously reported financial results.

On April 1, 2014, Essex completed the merger with BRE Properties, Inc. (“BRE”).  In connection with the closing of the merger, (1) BRE merged into a wholly owned subsidiary of Essex, and (2) each outstanding share of BRE common stock was converted into (i) 0.2971 shares (the “Stock Consideration”) of Essex common stock, and (ii) $7.18 in cash, (the “Cash Consideration”), plus cash in lieu of fractional shares for total consideration of approximately $4.3 billion.  The Cash Consideration was adjusted as a result of the authorization and declaration of a special distribution to the stockholders of BRE of $5.15 per share of BRE common stock payable to BRE stockholders of record as of the close of business on March 31, 2014 (the “Special Dividend”).  The Special Dividend was payable as a result of the closing of the sale of certain interests in assets of BRE to certain parties, which closed on March 31, 2014.  Pursuant to the terms of the merger agreement, the amounts payable as a Special Dividend reduced the Cash Consideration of $12.33 payable by Essex in the merger to $7.18 per share of BRE common stock.

Essex issued approximately 23.1 million shares of Essex common stock as Stock Consideration in the merger.  For purchase accounting, the value of the common stock issued by Essex upon the consummation of the merger was determined based on the closing price of BRE’s common stock on the closing date of the merger. As a result of Essex being admitted to the S&P 500 on the same date as the closing of the merger, Essex’s common stock price experienced significantly higher than usual trading volume and the closing price of $174 per share was significantly higher than its volume-weighted average trading price for the days before and after April 1, 2014.  BRE’s common stock did not experience the same proportionate increase in common stock price leading up to April 1, 2014.  As a result, given that a substantial component of the purchase price is an exchange of equity instruments, Essex used the closing price of BRE’s common stock on April 1, 2014 of $61 per share, less the Cash Consideration, as the fair value of the equity consideration.  After deducting the Special Dividend and the Cash Consideration per share, this resulted in a value of $48.67 per share of BRE common stock which is the equivalent of approximately $164 per share of Essex common stock issued.

The unaudited condensed consolidated financial statements for the three months ended June 30, 2014 and 2013 include the accounts of the Company and the Operating Partnership.  Essex is the sole general partner in the Operating Partnership, with a 96.6% general partnership interest as of June 30, 2014.  Total OP units outstanding were 2,171,422 and 2,149,802 as of June 30, 2014 and December 31, 2013, respectively, and the redemption value of the OP units, based on the closing price of the Company’s common stock totaled $401.5 million and $308.5 million, as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 the Company owned or had ownership interests in 239 apartment communities, aggregating 55,855 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), five commercial buildings and eleven active developments (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle and Phoenix metropolitan areas.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

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

As of June 30, 2014 and December 31, 2013, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in U.S. treasury or agency securities.  As of June 30, 2014 and December 31, 2013, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  As of June 30, 2014 and December 31, 2013 marketable securities consist of the following ($ in thousands):

	June 30, 2014
	Cost/ Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$11,627	$217	$11,844
Investment funds - US treasuries	3,842	6	3,848
Common stock	25,492	2,467	27,959
Held to maturity:
Mortgage backed securities	62,707	-	62,707
Total	$103,668	$2,690	$106,358

	December 31, 2013
	Cost/ Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$15,446	$509	$15,955
Investment funds - US treasuries	3,675	3	3,678
Common stock	13,104	(1,304)	11,800
Held to maturity:
Mortgage backed securities	58,651	-	58,651
Total	$90,876	$(792)	$90,084

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the six months ended June  30, 2014, and 2013,  the proceeds from sales of available for sale securities totaled $5.2 million and $20.3 million, respectively, which resulted in gains of $0.9 million and $1.8 million, respectively.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 994,258 and 1,007,879 as of June 30, 2014 and December 31, 2013 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $183.8 million and $144.6 million, as of June 30, 2014 and December 31, 2013, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $232.6 million and $221.2 million, respectively, as of June 30, 2014 and $194.9 million and $178.3 million, respectively, as of December 31, 2013.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash distributions made to those interest holders.  The remaining results of operations are allocated to the Company.  As of June 30, 2014 and December 31, 2013, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
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

Stock-based compensation expense for options and restricted stock totaled $1.6 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $2.2 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.  The intrinsic value of the stock options exercised during the three months ended June 30, 2014 and 2013 totaled $2.5 million and $1.9 million, respectively, and $3.2 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the intrinsic value of the stock options outstanding and fully vested totaled $17.4 million.  As of June 30, 2014, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $5.5 million.  The cost is expected to be recognized over a weighted-average period of 1 to 5 years for the stock option plans and is expected to be recognized straight-line over a period of 1 to 7 years for the restricted stock awards.

The Company has adopted an incentive program involving the issuance of Series Z-1 Incentive Units of limited partnership interest in the Operating Partnership.  The Operating Partnership also issued 50,500 units under the 2014 Long-Term Incentive Plan Award agreements in December 2013.  Pursuant to the 2014 Long-Term Incentive Plan Awards, each recipient was initially granted a number of 2014 Long-Term Incentive Plan Units (the “2014 LTIP Units”), 90% of which are subject to performance-based vesting, and 10% of which are subject to service-based vesting based on continued employment.  One-third of the performance-based vesting of the 2014 LTIP Units initially granted will be eligible to be earned by recipients based on Essex’s absolute total stockholder return and two-thirds will be eligible to be earned based on Essex’s relative total stockholder return, in each case, during a one-year performance period beginning on the initial grant date of the awards.  All 2014 LTIP Units that are earned vest over a four year period commencing on the grant date.

Stock-based compensation expense for Z-1 Units and 2014 LTIP Units totaled $0.2 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the intrinsic value of the Z-1 Units and 2014 LTIP Units subject to future vesting totaled $24.3 million.  As of June 30, 2014, total unrecognized compensation cost related to Z-1 Units and 2014 LTIP Units subject to future vesting totaled $7.1 million.  The unamortized cost is expected to be recognized over 6 years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

Management believes that the carrying amounts of outstanding lines of credit, notes and other receivables approximate fair value as of June 30, 2014 and December 31, 2013, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $4.46 billion of fixed rate debt, including unsecured bonds, at June 30, 2014 is approximately $4.63 billion and the fair value of the Company’s $539.2 million of variable rate debt, excluding borrowings under the lines of credit, at June 30, 2014 is $520.4 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of June 30, 2014 due to the short-term maturity of these instruments.  Marketable securities, except mortgage backed securities that are held to maturity, and derivatives are carried at fair value as of June 30, 2014.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

At June 30, 2014, the Company’s investments in mortgage backed securities had a carrying value of $62.7 million and the Company estimated the fair value to be approximately $92.0 million.  At December 31, 2013, the Company’s investments in mortgage backed securities had a carrying value of $58.7 million and the Company estimated the fair value to be approximately $86.2 million.  The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects totaled $3.0 million and $1.7 million during the three months ended June 30, 2014 and 2013, respectively, and  $4.7 million and $3.3 million during the six months ended June 30, 2014 and 2013, respectively, most of which relates to development projects.  These totals include capitalized salaries of $2.0 million and $0.6 million for the three months ended June, 2014 and 2013, respectively, and $4.2 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.  The Company capitalizes leasing commissions associated with the lease-up of a development community and amortizes the costs over the life of the leases.  The amounts capitalized are immaterial for all periods presented.

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the consolidated statement of operations equal to the amount by which the fair value of the co-investment interest the Company previously owned exceeds its carrying value.  A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and may provide promote income if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income (loss) from co-investments.

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.

($ in thousands):

	Change in fair value and amortization of derivatives	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2013	$(59,724)	$(748)	$(60,472)
Other comprehensive income (loss) before reclassification	123	3,414	3,537
Amounts reclassified from accumulated other comprehensive loss	3,982	(841)	3,141
Net other comprehensive income (loss)	4,105	2,573	6,678
Balance at June 30, 2014	$(55,619)	$1,825	$(53,794)

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Essex Portfolio, L.P.

($ in thousands):

	Change in fair value and amortization of derivatives	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2013	$(58,148)	$(792)	$(58,940)
Other comprehensive income (loss) before reclassification	130	3,576	3,706
Amounts reclassified from accumulated other comprehensive loss	4,163	(886)	3,277
Net other comprehensive income (loss)	4,293	2,690	6,983
Balance at June 30, 2014	$(53,855)	$1,898	$(51,957)

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

Accounting Estimates

The preparation of condensed consolidated financial statements, in accordance with GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate portfolio, its investments in and advances to joint ventures and affiliates, its notes receivables and its qualification as a Real Estate Investment Trust (“REIT”). The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU, No. 2014-018, Presentation of Financial Statements, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-018 changes the requirements for reporting discontinued operation under Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations.  The amendment updates the definition of discontinued operations and defines discontinued operations to be those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  This ASU is effective for disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted , but only for disposals that have not been reported in financial statements previously issued.

The Company adopted ASU 2014-018 in its first quarter of 2014.  In the first quarter of 2014, Essex sold Vista Capri North, a 106 unit community located in San Diego, CA for $14.4 million. The total gain on sale was $7.9 million. The Company determined that the disposal was not a discontinued operation in accordance with ASU 2014-018. The gain is recorded in gains on sale of real estate and land in the condensed consolidated statements of operations and comprehensive income. The Company did not sell any properties in the second quarter of 2014.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

BRE Merger

As previously discussed in Note 1, the merger with BRE closed on April 1, 2014 and 14 of the BRE properties were acquired on March 31, 2014.  The preliminary fair value of the assets acquired on March 31, 2014 in exchange for $1.4 billion of OP units was substantially all attributable to rental properties which included land, buildings and improvements, and real estate under development and approximately $19 million attributable to acquired in-place lease value.  With regards to the BRE merger that closed on April 1, 2014, a summary of the preliminary fair value of the assets and liabilities acquired on April 1, 2014 in exchange for the total consideration of approximately $4.3 billion were as follows (includes the 14 properties acquired on March 31, 2014 as the OP units issued were retired on April 1, 2014) (in millions):

Cash assumed	$140
Rental properties and real estate under development	5,613
Real estate held for sale, net	108
Co-investments	223
Acquired in-place lease value	80
Other assets	16
Mortgage notes payable and unsecured debt	(1,747)
Other liabilities	(94)
Redeemable noncontrolling interest	(5)
$4,334

Cash consideration for BRE merger	$556
Equity consideration for BRE merger	3,778
Total consideration for BRE merger	$4,334

The initial purchase accounting is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase accounting, if any, are made within the measurement period, which will be finalized within one year of the acquisition date.

The unaudited pro forma financial information set forth below is based on Essex’s historical condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2014 and June 30, 2013, adjusted to give effect to the merger with BRE including the 14 BRE properties acquired on March 31, 2014, as if they occurred on January 1, 2013. The pro forma adjustments primarily relate to merger expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to assumed debt.

Essex Property Trust, Inc.

	Pro forma (unaudited) three months ended June 30
	(in thousands, except per share data)
	2014	2013
Total revenue	$259,450	$233,252
Net income available to common shareholders (1) (2)	$30,705	$35,789
Earnings per share, diluted (1)	$0.49	$0.59

	Pro forma (unaudited) six months ended June 30
	(in thousands, except per share data)
	2014	2013
Total revenue	$506,282	$461,033
Net income available to common shareholders (1) (2)	$158,676	$19,017
Earnings per share, diluted (1)	$2.56	$0.31

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Essex Portfolio, L.P.

	Pro forma (unaudited) three months ended June 30
	(in thousands, except per unit data)
	2014	2013
Total revenue	$259,450	$233,252
Net income available to common unitholders (1) (2)	$31,695	$36,891
Earnings per unit, diluted (1)	$0.49	$0.59

	Pro forma (unaudited) six months ended June 30
	(in thousands, except per unit data)
	2014	2013
Total revenue	$506,282	$461,033
Net income available to common unitholders (1) (2)	$163,618	$19,596
Earnings per unit, diluted (1)	$2.56	$0.31

(1)
2014 supplemental pro forma net income available to common stockholders were adjusted to exclude $26.5 million and $42.6 million of merger related costs incurred by Essex during the three and six months ended June 30, 2014. 2013 supplemental pro forma net income available to common stockholders were adjusted to include these charges plus $4.3 million of merger related costs incurred by Essex during the three months ended December 31, 2013.  2014 and 2013 supplemental proforma earnings per share, diluted, were adjusted by approximately 23.1 million shares due to the common stock issued in connection with the merger.

(2)
2014 supplemental pro forma net income available to common stockholders includes approximately $105 million from discontinued operations related to the sale of three BRE properties during the quarter ended March 31, 2014 that are non-recurring transactions.

Revenues of approximately $91.5 million and net loss of approximately $4.0 million associated with properties acquired in 2014 in the BRE merger are included in the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014 for both Parent Company and Operating Partnership.

(2)	Significant Transactions During the Second Quarter of 2014 and Subsequent Events

Acquisitions

In May, the Company acquired Collins on Pine, a 76 unit community in Seattle, WA for $29.2 million. The property was completed in December 2013 and is located in the Capitol Hill District, a short distance from our Vox Apartment community acquired in October 2013.

In July 2014, the Company acquired Paragon Apartments located in Fremont, CA for $111.0 million.  The property was built in 2013 and has 301 apartment homes.  Paragon Apartments is condo mapped and is conveniently located near the Fremont Bart station and high paying jobs in Silicon Valley.  For further discussion, see Note 5, Related Party Transactions.

Common Stock

During the second quarter, the Company issued 792,700 shares of common stock at an average price of $179.50 for net proceeds of $141.4 million. Subsequent to quarter end, the Company has issued 362,532 shares of common stock at an average price of $187.28, for net proceeds of $67.5 million.  Year to date, the Company issued 2,115,887 shares of common stock at an average price of $174.82 for net proceeds of $366.9 million.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Series G Preferred Stock

On May 13, 2014, each share of Essex’s 4.875% Series G Cumulative Convertible Preferred Stock ("Series G Preferred Stock") was converted into 0.19301 shares of common stock of Essex (the "Common Stock").   There were 178,249 shares of Series G Preferred Stock outstanding on May 13, 2014 that were converted into 34,403 shares of Common Stock.

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

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.  The following table details the Company's co-investments (dollars in thousands):

	June 30, 2014	December 31, 2013

Membership interest in Wesco I	$136,100	$142,025
Membership interest in Wesco III	54,059	39,073
Partnership interest in Fund II	2,484	4,166
Membership interest in a limited liability company that owns Expo	11,561	12,041
Membership interest in a limited liability company that owns The Huxley	11,585	11,224
Membership interest in Wesco IV	97,840	-
Membership interest in BEXAEW	94,958	-
Total operating co-investments	408,587	208,529

Membership interests in limited liability companies with CPPIB that own and are developing Epic, Connolly Station, Mosso I & II, Park 20, The Village, and The Emme	372,477	301,538
Membership interests in limited liability companies that own and are developing The Dylan	8,155	7,321
Membership interest in a limited liability company that owns and is developing One South Market	30,942	17,115
Total development co-investments	411,574	325,974

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a preferred return of 10.1%	95,527	94,711
Preferred interest in related party limited liability company that owns Sage at Cupertino with a preferred return of 9.5%	16,135	15,775
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 9%	13,824	13,824
Preferred interest in related party limited liability company that owns an apartment development in Redwood City with a preferred return of 12%	9,913	9,455
Preferred interest in a limited liability company that owns an apartment development in San Jose with a preferred return of 12%	9,410	8,865
Total preferred interest investments	144,809	142,630

Total co-investments	$964,970	$677,133

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

The combined summarized balance sheet and statements of operations for co-investments are as follows (dollars in thousands).

	June 30, 2014	December 31, 2013
Balance sheets:
Rental properties and real estate under development	$2,980,972	$1,953,328
Other assets	113,794	61,578

Total assets	$3,094,766	$2,014,906

Debt	$1,248,579	$667,641
Other liabilities	83,310	125,479
Equity	1,762,877	1,221,786

Total liabilities and equity	$3,094,766	$2,014,906

Company's share of equity	$964,970	$677,133

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statements of operations:
Property revenues	$48,784	$26,258	$76,744	$54,117
Property operating expenses	(18,556)	(9,874)	(30,116)	(19,702)
Net property operating income	30,228	16,384	46,628	34,415

Gain on sale of real estate	-	8,817	11,369	8,817
Interest expense	(9,422)	(6,094)	(15,445)	(12,872)
General and administrative	(1,811)	(1,539)	(3,199)	(3,053)
Equity income from co-investments	4,784	4,657	9,543	9,279
Depreciation and amortization	(17,885)	(9,577)	(28,578)	(20,596)

Net income	$5,894	$12,648	$20,318	$15,990

Company's share of net income	$5,629	$7,282	$16,155	$11,493

Wesco IV and AEW

On April 1, 2014, in connection with the merger, the Company acquired a 50% interest in Wesco IV LLC (“Wesco IV”) and a 50% interest in BEXAEW LLC (“BEXAEW”).  Wesco IV and BEXAEW’s remaining 50% interest is owned by an institutional partner.  Wesco IV and BEXAEW expect to utilize debt targeted at approximately 50% and 60%, respectively, of the cost to acquire and improve real estate. Under the terms of Wesco IV’s and BEXAEW’s operating agreements, Essex is entitled to asset management, property management, development and redevelopment service fees.  In addition, Essex is entitled to its 50% pro rata share of the income or loss generated by these entities and upon the achievement of certain performance measures, is entitled to promote income.  As of June 30, 2014, Wesco IV owned five apartment communities with 1,116 units with an aggregate carrying value of approximately $297.7 million. As of June 30, 2014, BEXAEW owned nine apartment communities with 2,723 units with an aggregate carrying value of approximately $516.1 million.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

(4)	Notes and Other Receivables

Notes receivable secured by real estate and other receivables consist of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013

Notes receivable, secured, bearing interest at 4.0%, due December 2014 (1)	$3,212	$3,212
Notes and other receivables from affiliates (2)	28,133	60,968
Other receivables(3)	35,177	4,075
	$66,522	$68,255

(1)	The borrower funds an impound account for capital replacement.
(2)
As of June 30, 2014, the Company had a receivable of $19.8 million from CPPIB that was paid in July 2014.  As of December 31, 2013, the Company provided two bridge loans, for Gas Company Lofts and Regency at Mt. View, totaling $56.8 million to Wesco III at a rate of LIBOR + 2.50%.  Wesco III repaid these two loans on Gas Company Lofts and Regency at Mt. View in January 2014 and April 2014, respectively.

(3)	Amount includes $20.0 million for the sale of the Company’s common stock which was settled in July 2014.

(5)	Related Party Transactions

Fees earned from affiliates include management, development and redevelopment fees from co-investments of $5.0 million and $3.2 million during the three months ended June 30, 2014 and 2013, respectively, of which $2.2 million and $1.2 million were classified as a reduction to general and administrative expenses.  Fees were $7.6 million and $6.0 million during the six months ended June 30, 2014 and 2013, respectively, of which $3.1 million and $2.1 million were classified as a reduction to general and administrative expenses.  All of these fees are net of intercompany amounts eliminated by the Company.

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

In July 2014, the Company acquired Paragon Apartments, a 301 apartment community located in Fremont, CA for $111.0 million from an entity that was partially owned by an affiliate of MMC.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the acquisition of Paragon Apartments.

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an entity affiliated with MMC that owns an apartment development in Redwood City, California.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity.

As described in Note 4, the Company has provided short-term bridge loans to affiliates.  As of December 31, 2013, two loans remained outstanding totaling $56.8 million;  Wesco III repaid these two loans on Gas Company Lofts and Regency at Mt. View in January 2014 and April 2014, respectively. As of June 30, 2014, one loan remained outstanding totaling $19.8 million; CPPIB repaid this receivable in July 2014.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

(6)	Unsecured Debt and Lines of Credit

Essex does not have any indebtedness as all debt is incurred by the Operating Partnership.  Essex guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such facilities.

In April 2014, the Company, through its operating partnership, assumed $900.0 million aggregate principal amount of BRE’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 and mortgage notes payable with a principal balance of $711.3 million with remaining loan terms ranging from one to seven years and a weighted average interest rate of 5.6%.  The Company recorded the debt assumed at fair value in accordance with purchase accounting.  As a result, a premium of $124.5 million was recorded to adjust the carrying value of their fair value which is being amortized as a reduction in interest expense over the term of the related debt using the effective interest method.

Unsecured debt and lines of credit consist of the following as of June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014	December 31, 2013	Weighted Average Maturity In Years

Bonds private placement - fixed rate	$465,000	$465,000	4.7
Term loan - variable rate	350,000	350,000	2.7
Bonds public offering - fixed rate	1,933,494	595,023	7.5
Unsecured debt	2,748,494	1,410,023
Lines of credit	66,975	219,421	4.7
Total unsecured debt and lines of credit	$2,815,469	$1,629,444

Weighted average interest rate on fixed rate unsecured bonds	3.7%	4.0%
Weighted average interest rate on variable rate term loan	2.4%	2.5%
Weighted average interest rate on line of credit	1.7%	2.2%

The aggregate scheduled principal payments of the Company’s outstanding debt as of June 30, 2014 are as follows:

2014	$-
2015	66,721
2016	369,225
2017	669,962
2018	313,541
Thereafter	3,522,146
$4,941,595

(7)	Segment Information

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

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three and six months ended June, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Southern California	$114,843	$65,103	$184,530	$129,843
Northern California	88,198	53,089	145,143	103,859
Seattle Metro	44,382	26,480	73,023	52,231
Other real estate assets	9,191	4,109	12,935	7,906
Total property revenues	$256,614	$148,781	$415,631	$293,839

Net operating income:
Southern California	$75,330	$43,696	$122,397	$87,405
Northern California	61,223	36,462	101,577	71,746
Seattle Metro	29,364	17,410	48,409	34,406
Other real estate assets	7,477	2,917	8,056	5,659
Total net operating income	173,394	100,485	280,439	199,216

Management and other fees	2,836	2,034	4,495	4,041
Depreciation	(97,510)	(47,673)	(147,822)	(94,459)
General and administrative	(9,558)	(6,589)	(17,142)	(13,588)
Merger expenses	(26,497)	-	(42,556)	-
Acquisition and dispositon costs	(529)	(168)	(1,504)	(555)
Interest expense	(42,151)	(29,327)	(71,192)	(57,468)
Interest and other income	2,814	1,917	5,693	6,939
Equity income from co-investments	5,629	7,282	16,155	11,493
Gain on early retirement of debt	-	1,024	-	1,024
Gains on sale of real estate and land	-	-	8,268	1,503
Income from continuing operations	$8,428	$28,985	$34,834	$58,146

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Assets:
Southern California	$4,348,186	$1,746,434
Northern California	3,403,553	1,614,159
Seattle Metro	1,582,171	741,533
Other real estate assets	153,677	86,745
Net reportable operating segment - real estate assets	9,487,587	4,188,871
Real estate under development	422,372	50,430
Co-investments	964,970	677,133
Real estate held for sale, net	107,772	-
Cash and cash equivalents, including restricted cash	47,538	53,766
Marketable securities	106,358	90,084
Notes and other receivables	66,522	68,255
Other non-segment assets	145,244	58,300
Total assets	$11,348,363	$5,186,839

(8)	Net Income Per Common Share
(Amounts in thousands, except per share and unit data)

Essex Property Trust, Inc.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$4,989	61,885	$0.08	$24,356	37,293	$0.65
Income from discontinued operations available to common stockholders	-	61,885	-	590	37,293	0.02
	$4,989		$0.08	$24,946		$0.67

Effect of Dilutive Securities (1)	-	175		-	98

Diluted:
Income from continuing operations available to common stockholders	$4,989	62,060	$0.08	$24,356	37,391	$0.65
Income from discontinued operations available to common stockholders	-	62,060	-	590	37,391	0.02
	$4,989		$0.08	$24,946		$0.67

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Income	Weighted Average Common Shares	Per Common Share Amount	Income	Weighted Average Common Shares	Per Common Share Amount
Basic:
Income before discontinued operations available to common stockholders	$26,901	49,857	$0.54	$49,017	37,149	$1.32
Income from discontinued operations available to common stockholders	-	49,857	-	1,132	37,149	0.03
	26,901		$0.54	50,149		$1.35

Effect of Dilutive Securities (1)	-	230		-	93

Diluted:
Income from continuing operations available to common stockholders (1)	26,901	50,087	0.54	$49,017	37,242	1.32
Income from discontinued operations available to common stockholders	-	50,087	-	1,132	37,242	0.03
	$26,901		$0.54	$50,149		$1.35

(1)
Weighted average convertible limited partnership units of 2,173,542 and 2,151,494 which include vested Series Z-1 incentive units, for the three months ended June 30, 2014, and 2013, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  Income allocated to convertible limited partnership units, which includes vested Series Z-1 units, aggregating $0.2 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.6 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively have been excluded from income available to common stockholders for the calculation of diluted income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 36,956 and 53,244 for the three and six months ended June 30, 2014, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.  Stock options of 20,825 and 41,557 for the three and six months ended June 30, 2013, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Essex Portfolio, L.P.

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Income from continuing operations available to common unitholders	$5,198	64,058	$0.08	$25,903	39,444	$0.65
Income from discontinued operations	-	64,058	-	590	39,444	0.02
Income available to common unitholders	$5,198		$0.08	$26,493		$0.67

Effect of Dilutive Securities (1)	-	175		-	98

Diluted:
Income from continuing operations available to common unitholders (1)	$5,198	64,233	$0.08	$25,903	39,542	$0.65
Income from discontinued operations	-	64,233	-	590	39,542	0.02
Income available to common unitholders	$5,198		$0.08	$26,493		$0.67

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Income from continuing operations available to common unitholders	$28,527	52,127	$0.54	$52,065	39,265	$1.32
Income from discontinued operations	-	52,127	-	1,132	39,265	0.03
Income available to common unitholders	$28,527		$0.54	$53,197		$1.35

Effect of Dilutive Securities (1)	-	230		-	93

Diluted:
Income from continuing operations available to common unitholders (1)	$28,527	52,357	$0.54	$52,065	39,358	$1.32
Income from discontinued operations	-	52,357	-	1,132	39,358	0.03
Income available to common unitholders	$28,527		$0.54	$53,197		$1.35

(1)	The Operating Partnership has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 36,956 and 53,244 for the three and six months ended June 30, 2014, respectively, were not included in the diluted earnings per unit calculation because the effects on earnings per share were anti-dilutive.  Stock options of 20,825 and 41,557 for the three and six months ended June 30, 2013, respectively, were not included in the diluted earnings per unit calculation because the effects on earnings per share were anti-dilutive.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

(9)	Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.4%.  These derivatives qualify for hedge accounting.

As of June 30 2014, the Company also had nine interest rate cap contracts totaling a notional amount of $156.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for substantially all of the Company’s tax exempt variable rate debt.

As of June 30, 2014 and December 31, 2013, the aggregate carrying value of the interest rate swap contracts was a liability of $2.7 million, respectively, which is classified in other liabilities on the condensed consolidated balance sheet.

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

The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of The Huxley (formerly Fountain at La Brea) and The Dylan (formerly Santa Monica at La Brea) communities.  Further, the Company has guaranteed completion of development and made certain debt service guarantees for The Huxley and The Dylan.  The outstanding balance for the loans is included in the debt line item in the summarized balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related to the total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of June 30, 2014 was $114.4 million based on the aggregate outstanding debt amount.

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2013 Annual Report on  Form 10-K for the year ended December 31, 2013.

On April 1, 2014, Essex completed the merger with BRE Properties, Inc. (“BRE”).  In connection with the closing of the merger, (1) BRE merged into a wholly owned subsidiary of Essex, and (2) each outstanding share of BRE common stock was converted into (i) 0.2971 shares (the “Stock Consideration”) of Essex common stock, and (ii) $7.18 in cash, (the “Cash Consideration”), plus cash in lieu of fractional shares for total consideration of approximately $4.3 billion.  The Cash Consideration was adjusted as a result of the authorization and declaration of a special distribution to the stockholders of BRE of $5.15 per share of BRE common stock payable to BRE stockholders of record as of the close of business on March 31, 2014 (the “Special Dividend”).  The Special Dividend was payable as a result of the closing of the sale of certain interests in assets of BRE to certain parties, which closed on March 31, 2014.  Pursuant to the terms of the merger agreement, the amounts payable as a Special Dividend reduced the Cash Consideration of $12.33 payable by Essex in the merger to $7.18 per share of BRE common stock.

Essex issued approximately 23.1 million shares of Essex common stock as Stock Consideration in the merger.  For purchase accounting, the value of the common stock issued by Essex upon the consummation of the merger was determined based on the closing price of BRE’s common stock on the closing date of the merger. As a result of Essex being admitted to the S&P 500 on the same date as the closing of the merger, Essex’s common stock price experienced significantly higher than usual trading volume and the closing price of $174 per share was significantly higher than its volume-weighted average trading price for the days before and after April 1, 2014.  BRE’s common stock did not experience the same proportionate increase in common stock price leading up to April 1, 2014.  As a result, given that a Substantial component of the purchase price is an exchange of equity instruments, Essex used the closing price of BRE’s common stock on April 1, 2014 of $61 per share, less the Cash Consideration, as the fair value of the equity consideration.  After deducting the Special Dividend and the Cash Consideration per share, this resulted in a value of $48.67 per share of BRE common stock which is the equivalent of approximately $164 per share of Essex common stock issued.  The net assets and results of operations of BRE are included in these condensed consolidated financial statements as of April 1, 2014.

Index
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

As of June 30, 2014, the Company had ownership interests in 239 apartment communities, comprising 55,855 apartment units, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in five commercial buildings with approximately 457,500 square feet.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)
Phoenix Metro (Phoenix metropolitan area)

As of June 30, 2014, the Company’s development pipeline was comprised of three consolidated projects under development and eight unconsolidated joint venture projects under development, all aggregating 2,219 units, with total incurred costs of $904.0 million, and estimated remaining project costs of approximately $328.0 million for total estimated project costs of $1.2 billion.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2014		As of June 30, 2013
	Apartment Units	%	Apartment Units	%
Southern California	22,207	47%	13,656	46%
Northern California	13,769	30%	9,431	32%
Seattle Metro	9,996	21%	6,720	22%
Arizona	902	2%	-	-
Total	46,874	100%	29,807	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), and BEXAEW, LLC (“AEW”)  communities, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended June 30, 2014 and 2013) increased 10 basis points to 96.1% as of June 30, 2014 from 96.0% as of June 30, 2013.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

Index
The Company does not take into account delinquency and concessions to calculate actual rent for occupied units and market rents for vacant units.  The calculation of financial occupancy compares contractual rates for occupied units to estimated market rents for unoccupied units, thus the calculation compares the gross value of all apartment units excluding delinquency and concessions. For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric.  While an apartment community is in the lease-up phase, the Company’s primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy, which is based on contractual revenue is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,
	2014	2013
Southern California	96.3%	95.8%
Northern California	96.0%	96.1%
Seattle Metro	96.0%	96.1%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

	Number of	Three Months Ended June 30,		Dollar	Percentage
	Properties	2014	2013	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	59	$66,176	$62,808	$3,368	5.4%
Northern California	38	54,159	49,528	4,631	9.4
Seattle Metro	34	28,418	26,480	1,938	7.3
Total Quarterly Same-Property revenues	131	148,753	138,816	9,937	7.2
Quarterly Non-Same Property Revenues (1)		17,226	9,965	7,261	72.9
Legacy BRE Portfolio Property Revenues (2)		90,635	-	90,635	-
Total property revenues		$256,614	$148,781	$107,833	72.5%

(1)	Includes eight communities acquired after January 1, 2013 and one redevelopment community.
(2)	Includes 55 properties acquired from BRE on April 1, 2014 and March 31, 2014.

Quarterly Same-Property Revenues increased by $9.9 million or 7.2% to $148.8 million in the second quarter of 2014 from $138.8 million in the second quarter of 2013.  The increase was primarily attributable to an increase in scheduled rents of $9.4 million as reflected in an increase of 6.9% in average rental rates from $1,603 per unit in the second quarter of 2013 to $1,713 per unit in the second quarter of 2014.  Scheduled rents increased by 4.8%, 9.3%, and 7.4% in Southern California, Northern California, and Seattle Metro, respectively. On a sequential basis the Company experienced Quarterly Same-Property revenue growth from the first quarter of 2014 to the second quarter of 2014 of $2.3 million or 1.6%, resulting from sequential revenue growth in all three regions mainly driven by a 2.1% increase in scheduled rents offset by an decrease of 40 basis points in occupancy compared to the first quarter of 2014.

Quarterly Non-Same Property Revenues increased by $7.3 million or 72.9% to $17.2 million in the second quarter of 2014 from $10.0 million in the second quarter of 2013.  The increase was primarily due to revenue generated from eight communities acquired since January 1, 2013 (Avery, Bennett Lofts, Collins on Pine, Domain, Fox Plaza, Piedmont, Slater 116 and Vox) and $1.8 million of utility reimbursement in connection with the adoption of the accrual method of accounting for utility reimbursement in the second quarter of 2014.

Index
Management and other fees increased by $0.8 million in the second quarter of 2014 as compared to the second quarter of 2013.  The increase is primarily due to a $0.5 million acquisition fee income in the second quarter of 2014 and increased fees due to the 17 new joint venture properties in the second quarter of 2014 offset by a reduction of $0.5 million in asset and property management fees from the sale of Fund II communities in 2013.  Four communities owned by Fund II were sold in the third quarter of 2013 and one community was sold during the first quarter of 2014.

Property operating expenses, excluding real estate taxes increased $18.7 million to $52.9 million in the second quarter of 2014 from $34.1 million in the second quarter of 2013, primarily due to the BRE merger and the acquisition of eight communities.  Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $0.7 million or 2.2% for the second quarter of 2014 compared to the second quarter of 2013, primarily due to a $0.3 million increase in utility expense.

Real estate taxes increased by $16.2 million for the second quarter of 2014 compared to the second quarter of 2013 due primarily to the BRE merger and the acquisition of eight communities.  Quarterly Same-Property real estate taxes increased by $0.7 million or 5.4% for second quarter of 2014 compared to the second quarter of 2013 due to $0.4 million or a 13.9% increase in property taxes for the Seattle Metro due to higher assessed values for 2014, and an increase of 3% in property taxes for the majority of the properties located in California.  In connection with the BRE merger, the Company has increased its property taxes accrual due to BRE acquired properties based on estimated assessed values.  The Company bases its estimates on current market conditions and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Depreciation expense increased by $49.8 million for the second quarter of 2014 compared to the second quarter of 2013, due to the BRE merger and the acquisition of eight communities.  Also, the increase is due to the capitalization of approximately $60.2 million in additions to rental properties through the second quarter of 2014, including $19.5 million spent on redevelopment, and $6.1 million on improvements to recent acquisitions, and the capitalization of approximately $104.2 million in additions to rental properties in 2013, including $42.0 million spent on redevelopment, $21.2 million on improvements to recent acquisitions, $8.6 million on lessor required capital expenditures, and $5.3 million spent on revenue generating capital expenditures.

General and administrative expense increased $3.0 million or 45.1% for the second quarter of 2014 compared to the second quarter of 2013 primarily due to additional corporate employees from the BRE merger.

Merger expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE.  Merger expenses were $26.5 million for second quarter of 2014 and zero for the second quarter of 2013.  In the second quarter of 2014, merger expenses primarily included $15.1 million of advisory fees, $2.9 million of stock based compensation, $1.8 million of transfer taxes, and professional fees and charges in connection with abandoned assets and excess space.

Interest expense increased $12.8 million for the second quarter of 2014 compared to the second quarter of 2013, due to an increase in average outstanding debt used to fund the BRE merger offset by an increase in capitalized interest of $3.9 million related to development activity.

Interest and other income increased by $0.9 million for the second quarter of 2014 compared to the second quarter of 2013 primarily due to interest income reflecting a gain of $0.5 million from the sales of marketable securities and higher interest income attributable to an increase in an estimated return on mortgage backed securities.

Equity income in co-investments decreased $1.7 million for the second quarter of 2014 compared to the second quarter of 2013 primarily due to the second quarter of 2013 recognition of a $2.4 million gain on the sale of a joint venture property offset by $1.1 million in promote income recognized in the second quarter of 2014.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Our average financial occupancies for the Company’s stabilized apartment communities or “2014/2013 Same-Property” (stabilized properties consolidated by the Company for the six months ended June 30, 2014 and 2013) was 96.3% for both six months ended June 30, 2014 and June 30, 2013.

Index
The regional breakdown of the Company’s 2014/2013 Same-Property portfolio for financial occupancy for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30,
	2014	2013
Southern California	96.4%	96.2%
Northern California	96.3%	96.3%
Seattle Metro	96.3%	96.3%

The following table provides a breakdown of revenue amounts, including revenues attributable to the 2014/2013 Same-Property portfolio:

	Number of	Six Months Ended June 30,		Dollar	Percentage
	Properties	2014	2013	Change	Change
Property Revenues (dollars in thousands)
2014/2013 Same-Properties:
Southern California	59	$131,651	$125,239	$6,412	5.1%
Northern California	38	107,213	97,989	9,224	9.4
Seattle Metro	34	56,313	52,231	4,082	7.8
Total 2014/2013 Same-Property revenues	131	295,177	275,459	19,718	7.2
2014/2013 Non-Same Property Revenues (1)		29,819	18,380	11,439	62.2
Legacy BRE Portfolio Property Revenues (2)		90,635	-	90,635	-
Total property revenues		$415,631	$293,839	$121,792	41.4%

(1)	Includes eight communities acquired after January 1, 2013, one sold community and one redevelopment community.
(2)	Includes 55 properties acquired from BRE on April 1, 2014 and March 31, 2014.

2014/2013 Same-Property Revenues increased by $19.7 million or 7.2% to $295.2 million for the six months ended June 30, 2014 from $275.5 million for the six months ended June 30, 2013.  The increase was primarily attributable to an increase in scheduled rents of $18.4 million as reflected in an increase of 6.8% in average rental rates from $1,588 per unit for the six months ended June 30, 2013 to $1,696 per unit for the six months ended June 30, 2014.  Scheduled rents increased by 4.7%, 9.2%, and 7.4% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income also increased $2.1 million, compared to the six months ended June 30, 2013.

2014/2013 Non-Same Property Revenues increased by $11.4 million or 62.2% to $29.8 million for the six months ended June 30, 2014 from $18.4 million for the six months ended June 30, 2013.  The increase was primarily due to revenue generated from eight communities acquired since January 1, 2013 (Avery, Bennett Lofts, Collins on Pine, Domain, Fox Plaza, Piedmont, Slater 116 and Vox) and $1.8 million of utility reimbursement in connection with the adoption of the accrual method of accounting for utility reimbursement in the second quarter of 2014

Management and Other Fees increased by $0.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  The increase is primarily due to a $0.5 million acquisition fee income in the second quarter of 2014 and increased fees due to the 17 new joint venture properties in the second quarter of 2014 as offset by a reduction of $0.9 million in asset and property management fees from the sale of Fund II communities in 2013.  Four communities owned by Fund II were sold in the third quarter of 2013 and one community was sold during the first quarter of 2014.

Property operating expenses, excluding real estate taxes increased $23.1 million to $89.5 million for the six months ended June 30, 2014 from $66.4 million for the six months ended June 30, 2013, primarily due to the acquisition of eight communities and $1.3 million of charges related to earthquake damages at one of our properties in Southern California.  Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $2.0 million or 3.2% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to a $0.8 million increase in utility expense and a $0.7 million increase in maintenance and repairs.

Index
Real Estate taxes increased by $17.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to the BRE merger and the acquisition of eight communities.  2014/2013 Same-Property real estate taxes increased by $1.4 million or 5.4% for the six months ended June 30, 2014 compared to June 30, 2013 due to $0.7 million or a 12.9% increase in property taxes for the Seattle Metro due to higher assessed values for 2014, and an increase of 3% in property taxes for the majority of the properties located in California.  In connection with the BRE merger, the Company has increased its property taxes accrual due to BRE acquired properties based on estimated assessed values.  The Company bases its estimates on current market conditions and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Depreciation expense increased by $53.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due to BRE merger and the acquisition of eight communities.  Also, the increase is due to the capitalization of approximately $60.2 million in additions to rental properties through the second quarter of 2014, including $19.5 million spent on redevelopment, and $6.1 million on improvements to recent acquisitions, and the capitalization of approximately $104.2 million in additions to rental properties in 2013, including $42.0 million spent on redevelopment, $21.2 million on improvements to recent acquisitions, $8.6 million on lessor required capital expenditures, and $5.3 million spent on revenue generating capital expenditures.

General and administrative expense increased $3.6 million or 26.2% for six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily to additional corporate employees from the BRE merger.

Merger expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE.  Merger expenses were $42.6 million for the six months ended June 30, 2014 and zero for the six months ended June 30, 2013.  For the six months ended June 30, 2014, merger expenses primarily included $15.1 million of advisor fees, $8.7 million of transfer taxes, $5.1 million of professional fees, $2.9 million of stock based compensation, and charges in connection with abandoned assets and excess space.

Acquisition and disposition costs increased $0.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to internal disposition costs related to the sale of Vista Capri North.

Interest expense increased $13.7 million for six months ended June 30, 2014 compared to the six months ended June 30, 2013, due to an increase in average outstanding debt used to fund the BRE merger offset by an increase in capitalized interest of $3.6 million related to development activity.

Interest and other income decreased by $1.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due to income in 2013 from a gain of $1.8 million from the sales of marketable securities, $0.8 million earned from the change in estimate for the discount related to the Reserves Lofts note receivable repaid during the first quarter of 2013, and increased income from notes receivable.  The decrease was partially offset by higher interest income in the six months ended June 30, 2014 attributable to an increase in an estimated return on mortgage backed securities.

Equity income in co-investments increased $4.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the recognition of $4.9 million in gains and promote income in the sale of certain joint venture properties during the six months ended June 30, 2014 partially offset by a decrease of $0.9 million in income from the redemption of preferred equity investments during the six months ended June 30, 2013.

Gains on sale of real estate and land increased $6.8 million in the six months ended June 30, 2014 compared to the six months ended June 30, of 2013 primarily due to a $7.9 million gain on the sale of Vista Capri North.  The first quarter of 2013 reflected a $1.5 million gain from the sale of a land parcel.

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

Index
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

As of June 30, 2014, the Company had $17.9 million of unrestricted cash and cash equivalents and $106.4 million in marketable securities, of which $43.7 million were available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

The Company has two lines of unsecured credit aggregating $1.03 billion.  As of June 30, 2014 there was a $60.0 million balance outstanding on the $1.0 billion unsecured line.  The facility includes an accordion feature pursuant to which the Company could expand the line’s capacity to $1.5 billion.  The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR plus 0.95% as of June 30, 2014.  This facility matures in December 2017 with one 18-month extension, exercisable at the Company’s option.  The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2016.  As of June 30, 2014, there was an $7.0 million outstanding balance on the $25 million unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 0.95%.

In April 2014, the Company, through its operating partnership, assumed $900.0 million aggregate principal amount of BRE’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 and mortgage notes payable with a principal balance of $711.3 million with remaining loan terms ranging from one to seven years and a weighted average interest rate of 5.6%.  The Company recorded the debt assumed at fair value in accordance with purchase accounting.  As a result, a premium of $124.5 million was recorded to adjust the carrying value of their fair value.

In April 2014, the Company issued $400 million of 3.875% senior unsecured notes that mature in May 2024.  The interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2014 until the maturity date in May 2024.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s $1.0 billion unsecured line of credit facility and for other general corporate purposes. In connection with this issuance, the Company entered into a registration rights agreement, pursuant to which it has filed a registration statement to exchange the notes for identical notes registered under the Securities Act of 1933, as amended.

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

Index
On March 29, 2013, the Company entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and Citigroup Global Markets Inc.  For the six months ended June 30, 2014, Essex sold 1,753,355 shares of common stock for $299.4 million, net of commissions, at an average per share price of $172.24.  During the third quarter of 2014 through August 8, 2014, Essex sold 362,532 shares of common stock, through our equity distribution program, at an average price of $187.28 for proceeds of $67.5 million, net of fees and commissions. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to potentially acquire, develop, or redevelop properties, which primarily will be apartment communities, to make other investments and for working capital or general corporate purposes, which may include the repayment of indebtedness.  As of August 8, 2014, Essex may sell an additional 4,039,768 shares under the current equity distribution program.

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

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of June 30, 2014, the Company’s development pipeline was comprised of three consolidated projects under development and eight unconsolidated joint venture projects under development, all aggregating 2,219 units, with total incurred costs of $904.0 million, and estimated remaining project costs of approximately $328.0 million for total estimated project costs of $1.2 billion.

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

As of June 30, 2014 and December 31, 2013 the aggregate carrying value of the interest rate swap contracts was a liability of $2.7 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of June 30, 2014 and December 31, 2013.

Alternative Capital Sources

Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of June 30 2014, owned one apartment community.  Four communities were sold during 2013 from Fund II, one additional property was sold through June 2014, and the Company expects to sell the remaining community in 2014.  The Company has exercised its one-year extension option which provides for the liquidation of Fund II by September 2014.

Wesco I is a 50/50 programmatic joint venture with an institutional partner formed in 2011.  Essex and its partner each contributed $150.0 million.  Initially, Wesco I utilized debt as leverage equal to approximately 50% of the underlying real estate.  As of June 30, 2014, Wesco I owned nine apartment communities with 2,713 units with an aggregate historical cost carrying value of $676.6 million.

Wesco III is a 50/50 programmatic joint venture with an institutional partner formed in 2012 for a total equity commitment of $120.0 million.  Each partner’s commitment is $60.0 million.  Initially, Wesco III utilized debt as leverage equal to approximately 50% of the underlying real estate.  The Company has contributed $39.7 million to Wesco III, and as of June 30, 2014, Wesco III owned six apartment communities with 993 units with an aggregate historical cost carrying value of $228.4 million.

Index
On April 1, 2014, in connection with the merger, the Company acquired a 50% interest in Wesco IV LLC (“Wesco IV”) and a 50% interest in BEXAEW LLC (“BEXAEW”).  Wesco IV and BEXAEW’s remaining 50% interest is owned by an institutional partner.  Wesco IV and BEXAEW expect to utilize debt targeted at approximately 50% and 60%, respectively, of the cost to acquire and improve real estate. Under the terms of Wesco IV’s and BEXAEW’s operating agreements, Essex is entitled to asset management, property management, development and redevelopment service fees.  In addition, Essex is entitled to its 50% pro rata share of the income or loss generated by these entities and upon the achievement of certain performance measures, is entitled to promote income.  As of June 30, 2014, Wesco IV owned five apartment communities with 1,116 units with an aggregate carrying value of approximately $297.7 million. As of June 30, 2014, BEXAEW owned nine apartment communities with 2,723 units with an aggregate carrying value of approximately $516.1 million.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company’s management to exercise their most difficult, subjective and complex judgments. The Company’s critical accounting policies and estimates relate principally to the following key areas: (i) consolidation under applicable accounting standards for entities that are not wholly owned; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; (iii) internal cost capitalization; and (iv) qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, except as listed below.

Business combinations

The Company accounts for its business combinations, including the merger and other acquisitions of investments in real estate, in accordance with ASC 805-10, Business Combinations, which requires the acquired tangible and intangible assets and liabilities to be recorded at fair value, with excess purchase price, if any, recorded to goodwill.  The Company must make significant assumptions in determining the fair value of the tangible and intangible assets and liabilities acquired and consideration transferred. The use of different assumptions in estimating the fair value could affect the measurement and timing of recognition of acquired assets and liabilities and related expenses.

The consideration transferred in a business combination is generally measured at fair value.  For debt assumed by the Company, the fair value is determined using estimated market interest rates for debt with comparable terms in place at the time of the acquisition.  For equity issued by the Company, the fair value is generally based on the fair value of the Company’s equity interests at the date of issuance.

The fair value of the tangible assets, which principally includes land and building, is determined first by valuing the property as a whole as if it were vacant, using stabilized net operating income and market specific capitalization rates.   The fair value of the land and building is then assigned using market data regarding land  and construction costs to value these tangible assets.

In calculating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on in-place rent rates and estimated time and cost to lease a unit.

The initial purchase accounting is based on the Company’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase accounting, if any, are made within the measurement period, which will be finalized within one year of the acquisition date.

Index
Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during the next twelve months, expectations as to the sources for funding the increased dividends resulting from the BRE merger and the Company’s development and redevelopment pipeline, the timing and proceeds of the sale of the Fund II properties, and statements regarding the Company's financing activities.

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

The following table sets forth the Company’s calculation of FFO and Core FFO for the three months ended June 30, 2014 and 2013 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income available to common stockholders	$4,989	$24,946	$26,901	$50,149
Adjustments:
Depreciation	97,510	48,031	147,822	95,175
Gains not included in FFO, net of internal disposition costs	-	(2,366)	(10,292)	(2,366)
Depreciation add back from unconsolidated co-investments	8,314	3,777	13,074	7,619
Noncontrolling interest related to Operating Partnership units	209	1,547	1,626	3,048
Depreciation attributable to third party ownership	(332)	(327)	(661)	(654)
Funds from operations	$110,690	$75,608	$178,470	$152,971
Funds from operations per share - diluted	$1.72	$1.91	$3.41	$3.88
Non-core items:
Merger expenses	26,497	-	42,556	-
Acquisition and disposition costs	529	168	717	555
Gain on sales of marketable securities and note prepayment	(459)	-	(886)	(2,611)
Co-investment promote income	(1,056)	-	(4,904)	-
Utility reimbursement income accrual	(1,807)	-	(1,807)	-
Acquisition fee income	(500)	-	(500)	-
Gain on sale of land	-	-	(400)	(1,503)
Earthquake related and other	-	-	1,571	-
Loss on early retirement of debt, add back from unconsolidated co-investments	-	-	197	-
Gain on early retirement of debt	-	(1,024)	-	(1,024)
Income from early redemption of preferred equity investments	-	(523)	-	(946)
Core FFO	$133,894	$74,229	$215,014	$147,442
Core FFO per share-diluted	$2.08	$1.88	$4.11	$3.74
Weighted average number
shares outstanding diluted (1)	64,233,304	39,576,663	52,357,189	39,391,820

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

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

Index
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Earnings from operations	$42,136	$48,089	$75,910	$94,655
Adjustments:
Depreciation	97,510	47,673	147,822	94,459
General and administrative	9,558	6,589	17,142	13,588
Merger expenses	26,497	-	42,556	-
Acquisition and dispositions costs	529	168	1,504	555
Management and other fees	(2,836)	(2,034)	(4,495)	(4,041)
NOI	173,394	100,485	280,439	199,216
Less: Non same-property NOI	(12,248)	(6,272)	(18,189)	(11,667)
Less: Legacy BRE Portfolio NOI	(58,381)	-	(58,381)	-
Same-property NOI	$102,765	$94,213	$203,869	$187,549

Item 3:	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of June 30, 2014, the Company has entered into ten interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the variable rate five-year unsecured term debt.  As of June 30, 2014, the Company also had $189.1 million of variable rate indebtedness, of which $156.9 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of June 30, 2014.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of June 30, 2014.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30 2014.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2016-2017	$(2,703)	$801	$(6,563)
Interest rate caps	156,904	2014-2018	-	9	-
Total cash flow hedges	$456,904	2014-2018	$(2,703)	$810	$(6,563)

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

For the Years Ended	2014	2015	2016		2017		2018	Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$-	66,721	162,250		519,962		313,541	3,272,957		$4,335,431	$4,634,754
Average interest rate	-	5.3%	4.5%		3.2%		5.6%	4.2%		4.2%
Variable rate debt	$-	-	206,975	(1)	150,000	(1)	-	249,189	(2)	$606,164	$587,338
Average interest rate	-	-	2.3%		2.4%		-	1.7%		2.1%

(1)	$300.0 million subject to interest rate swap agreements.
(2)	$156.9 million subject to interest rate caps.

The table incorporates only those exposures that exist as of June 30, 2014; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4:	Controls and Procedures

Essex Property Trust, Inc.

As of June 30 2014, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2014, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Index
Part II -- Other Information

Item 1:	Legal Proceedings

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies to promptly address and resolve reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of June 30, 2014, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company does not have insurance coverage.  Substantially all of the communities are located in areas that are subject to earthquake activity.  The Company has established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is self-insured as it relates to earthquake related losses.  Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident.  As of June 30, 2014, PWI has cash and marketable securities of approximately $43.7 million.  These assets are consolidated in the Company’s financial statements.  Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets.

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

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2014, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2014, Essex Property Trust, Inc. issued an aggregate of 983,617 of its common stock upon the exercise of stock options, the vesting of restricted stock awards and the issuances of common stock into the public market pursuant to its equity distribution program.  Essex Property Trust, Inc. contributed the proceeds from the option exercises and issuances of common stock pursuant to its equity distribution of $157.6 million for the three months ended June 30, 2014 to our Operating Partnership in exchange for an aggregate of 983,617 common operating partnership units ("common units"), as required by the Operating Partnership’s partnership agreement.  Included in the three months ended June 30, 2014 are issuance and proceeds of 159,064 and $13.4 million, respectively, from former employees of BRE.

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

4.6	Form of 5.500% Senior Note due 2017 (included in Exhibit 4.3).

4.7	Form of 5.200% Senior Note due 2021 (included in Exhibit 4.4).

4.8	Form of 3.375% Senior Note due 2023 (included in Exhibit 4.5).

4.9
Registration Rights Agreement related to the 5.500% Senior Notes due 2017, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.7 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference.

4.10
Registration Rights Agreement related to the 5.200% Senior Notes due 2021, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.8 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference.

4.11
Registration Rights Agreement related to the 3.375% Senior Notes due 2023, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.9 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference.

4.12
Indenture, dated April 15, 2014, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.875% Senior Notes due 2024 and the guarantee thereof, attached as Exhibit 4.1 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed on April 16, 2014, and incorporated herein by reference.

Index
4.13
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

10.1
Form of Equity Distribution Agreement between Essex Property Trust, Inc. and various entities, dated May 15, 2014, attached as Exhibit 10.1 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed on May 19, 2014, and incorporated herein by reference.

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

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: August 8, 2014

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

ESSEX PORTFOLIO, L.P.
By Essex Property Trust, Inc., its general partner
(Registrant)

Date: August 8, 2014

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)