Form 10-Q
period 2014-09-30
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2014-11-06
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  63,942,115 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of November 5, 2014.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine months period ended September 30, 2014 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT ”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership” ). References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

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

Index
Part I – Financial Information

Item 1. Condensed Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

ASSETS	September 30, 2014	December 31, 2013
Real estate:
Rental properties:
Land and land improvements	$2,453,093	$1,083,552
Buildings and improvements	8,820,657	4,360,205
	11,273,750	5,443,757
Less accumulated depreciation	(1,469,991)	(1,254,886)
	9,803,759	4,188,871
Real estate under development	363,193	50,430
Co-investments	1,043,277	677,133
Real estate held for sale, net	107,772	-
	11,318,001	4,916,434
Cash and cash equivalents-unrestricted	17,877	18,491
Cash and cash equivalents-restricted	70,123	35,275
Marketable securities	108,147	90,084
Notes and other receivables	22,973	68,255
Acquired in place lease value and other assets	98,381	33,781
Deferred charges, net	31,060	24,519
Total assets	$11,666,562	$5,186,839

LIABILITIES AND EQUITY
Mortgage notes payable	$2,258,010	$1,404,080
Unsecured debt	2,745,487	1,410,023
Lines of credit	222,628	219,421
Accounts payable and accrued liabilities	167,160	67,183
Construction payable	38,453	8,047
Dividends payable	87,609	50,627
Other liabilities	32,330	24,871
Total liabilities	5,551,677	3,184,252
Commitments and contingencies
Redeemable noncontrolling interest	21,442	-
Cumulative convertible Series G preferred stock	-	4,349

Equity:
Cumulative redeemable Series H preferred stock at liquidation value	73,750	73,750
Common stock, $0.0001 par value, 656,020,000 shares authorized 63,229,790 and 37,421,219 shares issued and outstanding	6	4
Additional paid-in capital	6,569,442	2,345,763
Distributions in excess of accumulated earnings	(608,498)	(474,426)
Accumulated other comprehensive loss, net	(51,408)	(60,472)
Total stockholders' equity	5,983,292	1,884,619
Noncontrolling interest	110,151	113,619
Total equity	6,093,443	1,998,238
Total liabilities and equity	$11,666,562	$5,186,839

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental and other property	$268,118	$152,177	$683,749	$446,017
Management and other fees	2,361	1,771	6,856	5,812
	270,479	153,948	690,605	451,829
Expenses:
Property operating, excluding real estate taxes	55,900	35,787	145,410	102,170
Real estate taxes	31,768	14,535	77,452	42,773
Depreciation	102,184	48,227	254,211	142,687
General and administrative	11,479	6,263	28,621	19,852
Merger and integration expenses	3,857	-	46,413	-
Acquisition and dispositions costs	51	237	1,555	792
	205,239	105,049	553,662	308,274

Earnings from operations	65,240	48,899	136,943	143,555

Interest expense	(45,830)	(29,192)	(117,021)	(86,661)
Interest and other income	2,992	2,387	8,685	9,326
Equity income in co-investments	4,910	40,802	21,065	52,295
Gains on sale of real estate and land	31,372	-	39,640	1,503
Gain (loss) on early retirement of debt	-	(178)	-	846
Income from continuing operations	58,684	62,718	89,312	120,864
Income from discontinued operations	-	13,157	-	14,289
Net income	58,684	75,875	89,312	135,153
Net income attributable to noncontrolling interest	(3,720)	(5,719)	(8,971)	(12,112)
Net income attributable to controlling interest	54,964	70,156	80,341	123,041
Dividends to preferred stockholders	(1,296)	(1,368)	(3,977)	(4,104)
Net income available to common stockholders	$53,668	$68,788	$76,364	$118,937

Comprehensive income	$61,139	$76,112	$98,749	$142,206
Comprehensive income attributable to noncontrolling interest	(3,789)	(5,732)	(9,345)	(12,493)
Comprehensive income attributable to controlling interest	$57,350	$70,380	$89,404	$129,713

Per common share data:
Basic:
Income from continuing operations	$0.85	$1.51	$1.41	$2.84
Income from discontinued operations	-	0.33	-	0.36
Net income available to common stockholders	$0.85	$1.84	$1.41	$3.20
Weighted average number of common shares outstanding during the period	62,892,601	37,320,562	54,250,104	37,206,895

Diluted:
Income from continuing operations	$0.85	$1.51	$1.40	$2.83
Income from discontinued operations	-	0.33	-	0.36
Net income available to common stockholders	$0.85	$1.84	$1.40	$3.19
Weighted average number of common shares outstanding during the period	63,069,772	37,436,983	54,443,227	37,295,691

Dividend per common share	$1.30	$1.21	$3.81	$3.63

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the nine months ended September 30, 2014
(Unaudited)
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2013	2,950	$73,750	37,421	$4	$2,345,763	$(474,426)	$(60,472)	$113,619	$1,998,238

Net income	-	-	-	-	-	80,341	-	8,971	89,312
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	-	(841)	(45)	(886)
Change in fair value of derivatives and amortization of swap settlements	-	-	-	-	-	-	7,426	306	7,732
Change in fair value of marketable securities	-	-	-	-	-	-	2,479	112	2,591
Issuance of common stock under:
Stock consideration in the Merger, net	-	-	23,093	2	3,777,644	-	-	-	3,777,646
Stock option and restricted stock plans	-	-	154	-	6,511	-	-	-	6,511
Equity distribution agreements, net	-	-	2,527	-	449,499	-	-	-	449,499
Equity based compensation costs	-	-	-	-	5,756	-	-	1,672	7,428
Reclassification of noncontrolling interest to redeemable noncontrolling interest	-	-	-	-	(19,823)	-	-	(1,067)	(20,890)
Changes in value of redemption value of redeemable noncontrolling interest					2,126				2,126
Conversion of Series G preferred stock	-	-	34	-	4,349	-	-	-	4,349
Contributions from noncontrolling interest	-	-	-	-		-	-	1,419,816	1,419,816
Retirement of noncontrolling interest	-	-	-	-	-	-	-	(1,419,816)	(1,419,816)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(12,821)	(12,821)
Redemptions of noncontrolling interest	-	-	-	-	(2,383)	-	-	(596)	(2,979)
Common and preferred stock dividends	-	-	-	-		(214,413)	-	-	(214,413)
Balances at September 30, 2014	2,950	$73,750	63,229	$6	$6,569,442	$(608,498)	$(51,408)	$110,151	$6,093,443

See accompanying notes to the unaudited condensed consolidated financial statements.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$89,312	$135,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,211	143,662
Amortization of discount on marketable securities	(6,555)	(4,664)
Amortization of premium and debt financing costs, net	(4,987)	8,111
Gain on sale of marketable securities	(886)	(1,767)
Company's share of gain on the sales of co-investment	(3,213)	(41,252)
Gain on the sales of real estate and land	(39,640)	(14,161)
Non-cash merger expense	7,562	-
Equity in income in co-investments, net	(14,903)	(1,892)
Equity-based compensation	4,996	3,137
Gain on early retirement of debt	-	(846)
Changes in operating assets and liabilities:
Acquired in place lease value and other assets	8,923	(19,689)
Accounts payable and accrued liabilities	44,775	19,091
Other liabilities	1,393	199
Net cash provided by operating activities	340,988	225,082
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(409,018)	(205,539)
Improvements to recent acquisitions	(13,512)	(14,374)
Redevelopment	(35,361)	(32,488)
Revenue generating capital expenditures	(20,560)	(2,165)
Lessor required capital expenditures	(7,562)	(4,320)
Non-revenue generating capital expenditures	(29,070)	(21,885)
Acquisitions of and additions to real estate under development	(108,659)	(13,963)
Proceeds from insurance claim for property damage	29,160	-
BRE merger consideration paid	(555,826)	-
Dispositions of real estate	61,331	33,666
Dispositions of co-investments	13,900	-
Contributions to co-investments	(128,268)	(150,852)
Distributions from co-investments	40,421	117,103
Changes in restricted cash and deposits	(39,482)	(17,246)
Purchases of marketable securities	(15,516)	(16,442)
Sales and maturities of marketable securities	6,275	22,830
Purchases of and advances under notes and other receivables	-	(56,750)
Collections of notes and other receivables	76,585	53,438
Net cash used in investing activities	(1,135,162)	(308,987)
Cash flows from financing activities:
Borrowings under debt agreements	1,737,322	641,892
Principal repayment of debt	(1,327,840)	(536,926)
Additions to deferred and financing costs	(16,941)	(3,836)
Proceeds from issuance of common stock	450,812	122,905
Equity related issuance cost of common stock	(1,348)	(616)
Proceeds from stock options exercises	6,526	4,756
Distributions to noncontrolling interest	(13,217)	(14,108)
Redemption of noncontrolling interest	(4,707)	(5,113)
Common and preferred stock dividends paid	(177,400)	(134,146)
Net cash provided by financing activities	653,207	74,808
Net decrease in cash and cash equivalents-unrestricted	(140,967)	(9,097)
Cash acquired in the BRE merger	140,353	-
Cash and cash equivalents-unrestricted at beginning of period	18,491	18,606
Cash and cash equivalents-unrestricted at end of period	$17,877	$9,509

(Continued)

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $17.8 million, and $12.7 million capitalized in 2014 and 2013, respectively	$93,342	$76,596
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$1,419,816	$-
Retirement of Operating Partnership units	$(1,419,816)	$-
Transfer from real estate under development to land and building	$71,496	$68
Transfer from real estate under development to co-investments	$81,332	$27,906
Mortgage notes (excluding BRE merger) assumed in connection with purchases of real estate including the loan premiums recorded	$70,480	$-
Change in accrual of dividends	$45,605	$5,434
Change in fair value of derivative liabilities	$(1,175)	$3,649
Change in fair value of marketable securities	$2,186	$2,958
Change in construction payable	$30,405	$1,544
Reclassification to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$18,764	$-

Assets acquired and liabilities assumed in BRE merger:
Cash assumed in merger	$140,353	$-
Rental properties and real estate under development	$5,618,067	$-
Real estate held for sale, net	$107,772	$-
Co-investments	$218,402	$-
Acquired in-place lease value	$80,358	$-
Other assets	$15,676	$-
Mortgage notes payable and unsecured debt	$1,747,382	$-
Other liabilities	$94,976	$-
Redeemable noncontrolling interest	$4,798	$-
Consideration issued	$3,777,646	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	September 30, 2014	December 31, 2013
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,453,093	$1,083,552
Buildings and improvements	8,820,657	4,360,205
	11,273,750	5,443,757
Less accumulated depreciation	(1,469,991)	(1,254,886)
	9,803,759	4,188,871
Real estate under development	363,193	50,430
Co-investments	1,043,277	677,133
Real estate held for sale, net	107,772	-
	11,318,001	4,916,434
Cash and cash equivalents-unrestricted	17,877	18,491
Cash and cash equivalents-restricted	70,123	35,275
Marketable securities	108,147	90,084
Notes and other receivables	22,973	68,255
Acquired in place lease value and other assets	98,381	33,781
Deferred charges, net	31,060	24,519
Total assets	$11,666,562	$5,186,839

LIABILITIES AND CAPITAL
Mortgage notes payable.	$2,258,010	$1,404,080
Unsecured debt	2,745,487	1,410,023
Lines of credit	222,628	219,421
Accounts payable and accrued liabilities	167,160	67,183
Construction payable	38,453	8,047
Distributions payable	87,609	50,627
Other liabilities	32,330	24,871
Total liabilities	5,551,677	3,184,252
Commitments and contingencies
Redeemable noncontrolling interest	21,442	-
Cumulative convertible Series G preferred interest (liquidation value of $4,456)	-	4,349
Capital:
General Partner:
Common equity (63,229,790 and 37,421,219 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	5,963,493	1,873,882
Series H Preferred interest (liquidation value of $73,750)	71,209	71,209
	6,034,702	1,945,091
Limited Partners:
Common equity (2,155,783 and 2,149,802 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	45,439	45,957
Accumulated other comprehensive loss	(49,503)	(58,940)
Total partners' capital	6,030,638	1,932,108
Noncontrolling interest	62,805	66,130
Total capital	6,093,443	1,998,238

Total liabilities and capital	$11,666,562	$5,186,839

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental and other property	$268,118	$152,177	$683,749	$446,017
Management and other fees	2,361	1,771	6,856	5,812
	270,479	153,948	690,605	451,829
Expenses:
Property operating, excluding real estate taxes	55,900	35,787	145,410	102,170
Real estate taxes	31,768	14,535	77,452	42,773
Depreciation	102,184	48,227	254,211	142,687
General and administrative	11,479	6,263	28,621	19,852
Merger and integration expenses	3,857	-	46,413	-
Acquisition and dispositions costs	51	237	1,555	792
	205,239	105,049	553,662	308,274

Earnings from operations	65,240	48,899	136,943	143,555

Interest expense	(45,830)	(29,192)	(117,021)	(86,661)
Interest and other income	2,992	2,387	8,685	9,326
Equity income in co-investments	4,910	40,802	21,065	52,295
Gain (loss) on early retirement of debt	-	(178)	-	846
Gains on sale of real estate and land	31,372	-	39,640	1,503
Income from continuing operations	58,684	62,718	89,312	120,864
Income from discontinued operations	-	13,157	-	14,289
Net income	58,684	75,875	89,312	135,153
Net income attributable to noncontrolling interest	(1,904)	(1,730)	(5,529)	(5,075)
Net income attributable to controlling interest	56,780	74,145	83,783	130,078
Preferred interest distributions	(1,296)	(1,368)	(3,977)	(4,104)
Net income available to common unitholders	$55,484	$72,777	$79,806	$125,974

Comprehensive income	$61,139	$76,112	$98,749	$142,206
Comprehensive income attributable to noncontrolling interest	(1,904)	(1,730)	(5,529)	(5,075)
Comprehensive income attributable to controlling interest	$59,235	$74,382	$93,220	$137,131

Per common unit data:
Basic:
Income from continuing operations	$0.85	$1.51	$1.41	$2.84
Income from discontinued operations	-	0.33	-	0.36
Net income available to common unitholders	$0.85	$1.84	$1.41	$3.20
Weighted average number of common units outstanding during the period	65,057,157	39,467,492	56,484,589	39,333,100

Diluted:
Income from continuing operations	$0.85	$1.51	$1.41	$2.84
Income from discontinued operations	-	0.33	-	0.36
Net income available to common unitholders	$0.85	$1.84	$1.41	$3.20
Weighted average number of common units outstanding during the period	65,234,328	39,583,913	56,677,712	39,421,896

Distribution per common unit	$1.30	$1.21	$3.81	$3.63

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the nine months ended September 30, 2014
(Dollars and units in thousands)
(Unaudited)

	General Partner			Limited Partners		Accumulated
			Preferred			Other
	Common Equity		Equity	Common Equity		Comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	(Loss) Income	Interest	Total
Balances at December 31, 2013	37,421	$1,873,882	$71,209	2,150	$45,957	$(58,940)	$66,130	$1,998,238
Comprehensive income:
Net income	-	76,364	3,977	-	3,442	-	5,529	89,312
Reversal of unrealized gains upon the sale of marketable securities	-	-	-	-	-	(886)	-	(886)
Change in fair value of derivatives and amortization of swap settlements	-	-	-	-	-	7,732	-	7,732
Change in fair value of marketable securities	-	-	-	-	-	2,591	-	2,591
Issuance of common units under:
Common stock issued as consideration by general partner in merger	23,093	3,777,646	-	-	-	-	-	3,777,646
General partner's stock based compensation	154	6,511	-	-	-	-	-	6,511
Sale of common stock by general partner	2,527	449,499	-	-	-	-	-	449,499
Equity based compensation costs	-	5,756	-	29	1,672	-	-	7,428
Reclassification of noncontrolling interest to redeemable noncontrolling interest	-	(19,823)	-	(23)	4,017	-	(5,084)	(20,890)
Changes in value of redemption value of redeemable Non-Controlling Interest		2,126						2,126
Conversion of Series G preferred stock	34	4,349	-	-	-	-	-	4,349
Contributions from noncontrolling interest	-	-	-	8,561	1,419,816	-	-	1,419,816
Retirement of noncontrolling interest	-	-	-	(8,561)	(1,419,816)	-	-	(1,419,816)
Distributions to noncontrolling interest	-	-	-	-	-	-	(3,462)	(3,462)
Redemptions	-	(2,382)	-	-	(291)	-	(308)	(2,981)
Distributions declared	-	(210,435)	(3,977)	-	(9,358)	-	-	(223,770)
Balances at September 30, 2014	63,229	$5,963,493	$71,209	2,156	$45,439	$(49,503)	$62,805	$6,093,443

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$89,312	$135,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,211	143,662
Amortization of discount on marketable securities	(6,555)	(4,664)
Amortization of premium and debt financing costs, net	(4,987)	8,111
Gain on sale of marketable securities	(886)	(1,767)
Operating Partnership's share of gain on the sales of co-investment	(3,213)	(41,252)
Gain on the sales of real estate and land	(39,640)	(14,161)
Non-cash merger expense	7,562	-
Equity in income in co-investments, net	(14,903)	(1,892)
Equity-based compensation	4,996	3,137
Gain on early retirement of debt	-	(846)
Changes in operating assets and liabilities:
Acquired in place lease value and other assets	8,923	(19,689)
Accounts payable and accrued liabilities	44,775	19,091
Other liabilities	1,393	199
Net cash provided by operating activities	340,988	225,082
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(409,018)	(205,539)
Improvements to recent acquisitions	(13,512)	(14,374)
Redevelopment	(35,361)	(32,488)
Revenue generating capital expenditures	(20,560)	(2,165)
Lessor required capital expenditures	(7,562)	(4,320)
Non-revenue generating capital expenditures	(29,070)	(21,885)
Acquisitions of and additions to real estate under development	(108,659)	(13,963)
Proceeds from insurance claim for property damage	29,160	-
BRE merger consideration paid	(555,826)	-
Dispositions of real estate	61,331	33,666
Changes in restricted cash and deposits	(39,482)	(17,246)
Purchases of marketable securities	(15,516)	(16,442)
Sales and maturities of marketable securities	6,275	22,830
Purchases of and advances under notes and other receivables	-	(56,750)
Collections of notes and other receivables	76,585	53,438
Dispositions of co-investments	13,900	-
Contributions to co-investments	(128,268)	(150,852)
Distributions from co-investments	40,421	117,103
Net cash used in investing activities	(1,135,162)	(308,987)
Cash flows from financing activities:
Borrowings under debt agreements	1,737,322	641,892
Principal repayment of debt	(1,327,840)	(536,926)
Additions to deferred charges	(16,941)	(3,836)
Equity related issuance cost of common stock	(1,348)	(616)
Proceeds from stock options exercises	6,526	4,756
Net proceeds from issuance of common units	450,812	122,905
Distributions to noncontrolling interest	(3,462)	(6,234)
Redemption of noncontrolling interest	(308)	(1,819)
Common units and preferred units and preferred interests distributions paid	(191,554)	(145,314)
Net cash provided by financing activities	653,207	74,808
Net decrease in cash and cash equivalents-unrestricted	(140,967)	(9,097)
Cash acquired in the BRE merger	140,353	-
Cash and cash equivalents-unrestricted at beginning of period	18,491	18,606
Cash and cash equivalents-unrestricted at end of period	$17,877	$9,509

(Continued)

Index
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $17.8 million, and $12.7 million capitalized in 2014 and 2013, respectively	$93,342	$76,596
Supplemental disclosure of noncash investing and financing activities:
Issuance of limited partner common units for contributed properties	$1,419,816	$-
Retirement of limited partner common units	$(1,419,816)	-
Transfer from real estate under development to land and building	$71,496	$68
Transfer from real estate under development to co-investments	$81,332	$27,906
Mortgage notes (excluding BRE merger) assumed in connection with purchases of real estate including the loan premiums recorded	$70,480	$-
Change in accrual of distributions	$45,605	$5,434
Change in fair value of derivative liabilities	$(1,175)	$3,649
Change in fair value of marketable securities	$2,186	$2,958
Change in construction payable	$30,405	$1,544
Reclassification to redeemable noncontrolling interest from general partner and limited partners common units	$(18,764)	$-

Assets acquired and liabilities assumed in BRE merger:
Cash assumed in merger	$140,353	$-
Rental properties and real estate under development	$5,618,067	$-
Real estate held for sale, net	$107,772	$-
Co-investments	$218,402	$-
Acquired in-place lease value	$80,358	$-
Other assets	$15,676	$-
Mortgage notes payable and unsecured debt	$1,747,382	$-
Other liabilities	$94,976	$-
Redeemable noncontrolling interest	$4,798	$-
Consideration issued	$3,777,646	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

1) Organization and Basis of Presentation

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 include the accounts of the Company and the Operating Partnership.  Essex is the sole general partner in the Operating Partnership, with a 96.7% general partnership interest as of September 30, 2014.  Total OP units outstanding were 2,155,783 and 2,149,802 as of September 30, 2014 and December 31, 2013, respectively, and the redemption value of the OP units, based on the closing price of the Company’s common stock totaled $385.3 million and $308.5 million, as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, the Company owned or had ownership interests in 239 apartment communities, aggregating 56,622 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), five commercial buildings and fourteen active developments (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle and Phoenix metropolitan areas.

Cyber-intrusion Expenses

In the third quarter of 2014, the Company reported that certain of its computer networks containing personal and proprietary information have been compromised by a cyber-intrusion. Essex has confirmed that evidence exists of exfiltration of data on Company systems. The precise nature of the data has not yet been identified and the Company does not presently have any evidence that data belonging to the Company has been misused.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

After detecting unusual activity, the Company took immediate steps to assess and contain the intrusion and secure its systems. The Company has retained independent forensic computer experts to analyze the impacted data systems and is consulting with law enforcement. The investigation into this cyber-intrusion is ongoing, and Essex is working as quickly as possible to identify whether any employee or tenant data may be at risk. When the analysis is complete, the Company will promptly notify any affected parties, as appropriate.

The Company has recorded $1.2 million in cyber-intrusion expenses in the third quarter of 2014 and are included in general and administrative expense line item on the condensed  consolidated statement of operations and comprehensive income.

Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard for fair value measurements), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses, interest and dividend income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statement of operations and comprehensive income.

As of September 30, 2014 and December 31, 2013, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in equities and U.S. treasury or agency securities.  As of September 30, 2014 and December 31, 2013, the Company classified its investments in mortgage backed securities, which mature through November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  As of September 30, 2014 and December 31, 2013, marketable securities consist of the following ($ in thousands):

	September 30, 2014
	Cost/ Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$14,396	$(51)	$14,345
Investment funds - US treasuries	5,018	7	5,025
Common stock	22,523	957	23,480
Held to maturity:
Mortgage backed securities	65,297	-	65,297
Total	$107,234	$913	$108,147

	December 31, 2013
	Cost/ Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$15,446	$509	$15,955
Investment funds - US treasuries	3,675	3	3,678
Common stock	13,104	(1,304)	11,800
Held to maturity:
Mortgage backed securities	58,651	-	58,651
Total	$90,876	$(792)	$90,084

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the nine months ended September 30, 2014 and 2013,  the proceeds from sales of available for sale securities totaled $6.3 million and $22.8 million, respectively, which resulted in realized gains of $0.9 million and $1.8 million, respectively.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 991,983 and 1,007,879 as of September 30, 2014 and December 31, 2013 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $177.3 million and $144.6 million, as of September 30, 2014 and December 31, 2013, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $234.7 million and $224.4 million, respectively, as of September 30, 2014 and $194.9 million and $178.3 million, respectively, as of December 31, 2013.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash distributions made to those interest holders.  The remaining results of operations are allocated to the Company.  As of September 30, 2014 and December 31, 2013, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

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

Stock-based compensation expense for options and restricted stock totaled $0.7 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $2.9 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively.  The intrinsic value of the stock options exercised during the three months ended September 30, 2014 and 2013 totaled $1.0 million and $0.1 million, respectively, and $4.2 million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the intrinsic value of the stock options outstanding and fully vested totaled $15.7 million.  As of September 30, 2014, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $5.7 million.  The cost is expected to be recognized over a weighted-average period of 1 to 5 years for the stock option plans and is expected to be recognized straight-line over a period of 1 to 7 years for the restricted stock awards.

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

Stock-based compensation expense for Z-1 Units and 2014 LTIP Units totaled $0.4 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $1.5 million for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, the intrinsic value of the Z-1 Units and 2014 LTIP Units subject to future vesting totaled $23.5 million.  As of September 30, 2014, total unrecognized compensation cost related to Z-1 Units and 2014 LTIP Units subject to future vesting totaled $6.7 million.  The unamortized cost is expected to be recognized over 6 years subject to the achievement of the stated performance criteria.

Fair Value of Financial Instruments

Management believes that the carrying amounts of outstanding lines of credit, and notes and other receivables approximate fair value as of September 30, 2014 and December 31, 2013, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $4.3 billion of fixed rate debt, including unsecured bonds, at September 30, 2014 is approximately $4.5 billion and the fair value of the Company’s $539.2 million of variable rate debt, excluding borrowings under the lines of credit, at September 30, 2014 is $520.4 million based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of September 30, 2014 due to the short-term maturity of these instruments.  Marketable securities, except mortgage backed securities that are held to maturity, and derivatives are carried at fair value as of September 30, 2014.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

At September 30, 2014, the Company’s investments in mortgage backed securities had a carrying value of $65.3 million and the Company estimated the fair value to be approximately $93.7 million.  At December 31, 2013, the Company’s investments in mortgage backed securities had a carrying value of $58.7 million and the Company estimated the fair value to be approximately $86.2 million.  The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects totaled $2.9 million and $1.8 million during the three months ended September 30, 2014 and 2013, respectively, and  $7.6 million and $5.1 million during the nine months ended September 30, 2014 and 2013, respectively, most of which relates to development projects. These totals include capitalized salaries of $2.4 million and $0.8 million for the three months ended September, 2014 and 2013, respectively, and $6.7 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively. The Company capitalizes leasing commissions associated with the lease-up of a development community and amortizes the costs over the life of the leases.  The amounts capitalized for leasing commissions are immaterial for all periods presented.

Co-investments

The Company owns investments in joint ventures (“co-investments”) in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with U.S. GAAP.  Therefore, the Company accounts for co-investments using the equity method of accounting.  The equity method employs the accrual basis for recognizing the investor’s share of investee income or losses. In addition, distributions received from the investee are treated as a reduction in the investment account, not as income.  The significant accounting policies of the Company’s co-investment entities are consistent with those of the Company in all material respects.

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the condensed consolidated statement of operations equal to the amount by which the fair value of the co-investment interest the Company previously owned exceeds its carrying value.  A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and may provide promote income if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income in co-investments.

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
(in thousands):

	Change in fair value and amortization of derivatives	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2013	$(59,724)	$(748)	$(60,472)
Other comprehensive income before reclassification	1,428	2,479	3,907
Amounts reclassified from accumulated other comprehensive loss	5,997	(841)	5,156
Net other comprehensive income	7,425	1,638	9,063
Balance at September 30, 2014	$(52,298)	$890	$(51,408)

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

Essex Portfolio, L.P.
(in thousands):

	Change in fair value and amortization of derivatives	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2013	$(58,148)	$(792)	$(58,940)
Other comprehensive income before reclassification	1,487	2,591	4,078
Amounts reclassified from accumulated other comprehensive loss	6,245	(886)	5,359
Net other comprehensive income	7,732	1,705	9,437
Balance at September 30, 2014	$(50,416)	$913	$(49,503)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statement of operations and comprehensive income.  Realized gains and losses on available for sale securities are included in interest and other income on the condensed consolidated statement of operations and comprehensive income.

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

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU, No. 2014-018, Presentation of Financial Statements, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-018 changes the requirements for reporting discontinued operation under Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations.  The amendment updates the definition of discontinued operations and defines discontinued operations to be those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  This ASU is effective for disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted, but only for disposals that have not been reported in financial statements previously issued.

The Company adopted ASU 2014-018 in its first quarter of 2014.  In the first quarter of 2014, Essex sold Vista Capri North, a 106 unit community located in San Diego, California for $14.4 million. The total gain on sale was $7.9 million.

The Company did not sell any properties in the second quarter of 2014.

During the third quarter of 2014, the Company sold Coldwater Canyon, a 39 unit community located in Studio City, CA for $9.5 million. The total gain on sale was $2.2 million. Also during the third quarter, the Company sold Mt. Sutro, a 99 unit community located in San Francisco, CA for $39.5 million. The total gain on sale was $29.2 million.

The Company determined that the disposals through the nine months ended September 30, 2014 were not a discontinued operation in accordance with ASU 2014-018. The gains related to these disposals are recorded in gains on sale of real estate and land in the condensed consolidated statements of operations and comprehensive income.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

BRE Merger

The merger with BRE was a two step process. First, 14 of the BRE properties were acquired on March 31, 2014  in exchange for $1.4 billion of OP units.  The preliminary fair value of these properties was substantially all attributable to rental properties which included land, buildings and improvements, and real estate under development and approximately $19 million was attributable to acquired in-place lease value.  Second,  the BRE merger was closed on April 1, 2014 in exchange for the total consideration of approximately $4.3 billion. A summary of the preliminary fair value of the assets and liabilities acquired on April 1, 2014 was as follows (includes the 14 properties acquired on March 31, 2014 as the OP units issued were retired on April 1, 2014) (in millions):

Cash assumed	$140
Rental properties and real estate under development	5,618
Real estate held for sale, net	108
Co-investments	218
Acquired in-place lease value	80
Other assets	16
Mortgage notes payable and unsecured debt	(1,747)
Other liabilities	(94)
Redeemable noncontrolling interest	(5)
4,334

Cash consideration for BRE merger	$556
Equity consideration for BRE merger	3,778
Total consideration for BRE merger	$4,334

During the quarter ended September 30, 2014, the Company recorded an adjustment to increase the preliminary fair value of personal property by $100.9 million with an estimated useful life of 5 years with an offsetting decrease in real property with an estimated useful life of 30 years, all of which are classified within rental properties and real estate under development.   This resulted in additional depreciation expense of $4.2 million and $8.5 million for the three and nine months ended September 30, 2014.  The changes in estimates were the result of additional accounting information identified by management. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change further. The Company expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.

The unaudited pro forma financial information set forth below is based on Essex’s historical condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2014 and September 30, 2013, adjusted to give effect to the merger with BRE including the 14 BRE properties acquired on March 31, 2014, as if they occurred on January 1, 2013. The unaudited pro forma adjustments primarily relate to merger expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to assumed debt.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

Essex Property Trust, Inc.

	Pro forma (unaudited) three months ended September 30 (in thousands, except per share data)
	2014	2013
Total revenue	$270,479	$238,668
Net income available to common stockholders (1)	$59,341	$59,361
Earnings per share, diluted (1)	$0.91	$0.95

	Pro forma (unaudited) nine months ended September 30 (in thousands, except per share data)
	2014	2013
Total revenue	$776,761	$699,701
Net income available to common stockholders (1) (2)	$214,549	$66,806
Earnings per share, diluted (1)	$3.34	$1.07

Essex Portfolio, L.P.

	Pro forma (unaudited) three months ended September 30 (in thousands, except per unit data)
	2014	2013
Total revenue	$270,479	$238,668
Net income available to common unitholders (1)	$59,341	$59,361
Earnings per unit, diluted (1)	$0.91	$0.95

	Pro forma (unaudited) nine months ended September 30 (in thousands, except per unit data)
	2014	2013
Total revenue	$776,761	$699,701
Net income available to common unitholders (1) (2)	$214,549	$66,690
Earnings per unit, diluted (1)	$3.34	$1.07

(1)	The supplemental unaudited pro forma net income available to common stockholders were adjusted to exclude $3.9 million and $46.4 million of merger related costs incurred by Essex during the three and nine months ended September 30, 2014. The 2013 supplemental unaudited pro forma net income available to common stockholders was adjusted to include the above adjustments plus $4.3 million of merger related costs incurred by Essex during the three months ended December 31, 2013. The supplemental 2014 and 2013 unaudited proforma earnings per share, diluted, was adjusted by approximately 23.1 million shares due to the common stock issued in connection with the merger.

(2)	The supplemental unaudited pro forma net income available to common stockholders for the nine months ended September 30, 2014, include approximately $105 million from discontinued operations related to the sale of three BRE properties during the quarter ended March 31, 2014 that are non-recurring transactions.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

Revenues of approximately $95.2 million and net loss of approximately $6.0 million associated with properties acquired in 2014 in the BRE merger are included in the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2014 for both the Company and Operating Partnership.  Revenues of approximately $186.7 million and net loss of approximately $14.2 million associated with properties acquired in 2014 in the BRE merger are included in the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2014 for both the Company and Operating Partnership.

Real estate classified as held for sale as of September 30, 2014 were $108 million. The carrying value of real estate held for sale represents fair values determined in the preliminary allocation of the recently completed BRE merger, adjusted for operating activity since April 1, 2014. The fair values were determined based on standard valuation techniques with inputs that are unobservable and significant to the overall fair value measurement.

(2)  Significant Transactions During the Third Quarter of 2014 and Subsequent Events

Significant Transactions

Acquisitions

In July 2014, the Company acquired Paragon Apartments located in Fremont, CA for $111.0 million.  The property was built in 2013 and has 301 apartment homes.  Paragon Apartments is conveniently located near the Fremont Bart station and high paying jobs in Silicon Valley.  For further discussion, see Note 5, Related Party Transactions.

In August 2014 the Company acquired Apex, a 366 unit community located in Milpitas, CA for $150.0 million. Also in August, the Company also acquired Ellington at Bellevue, a 220 unit community located in Bellevue, WA for $58.8 million.

Common Stock

During the third quarter, the Company issued 801,909 shares of common stock at an average price of $190.06 for proceeds of $151.4 million excluding professional costs. For the nine months ended September 30, 2014, the Company has issued approximately 2.6 million shares of common stock at an average price of $177.83 for proceeds of $450.8 million.

Subsequent Events

In October 2014, the Company purchased a 50% interest in Palm Valley Apartments located in San Jose, California for a contract price of $180 million.  The property is encumbered by a mortgage loan, bearing interest at 5.5% per annum and maturing in February 2017, of which Essex’s pro-rata share is approximately $110 million.

Also in October 2014, the Company received cash of approximately $101 million for its share of the redemption of the Wesco II preferred equity investment located in San Francisco, CA.  In the fourth quarter 2014, the Company will realize $5.3 million of income from redemption penalties due to the early redemption of the preferred equity investment.  The redemption penalties income will be excluded from Core FFO.

In November 2014, the Company sold the remaining community in the Essex Apartment Value Fund II (“Fund II”) for approximately $23.5 million.  The Company has a 28.2% ownership stake in Fund II and promote income of $5.5 million will be recognized in the fourth quarter 2014.  The promote income will be excluded from Core FFO.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

(3) Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.  The following table details the Company's co-investments (in thousands):

	September 30, 2014	December 31, 2013
Membership interest/Partnership interest in:

Wesco I	$135,875	$142,025
Wesco III	53,411	39,073
Fund II	2,578	4,166
Expo	8,305	12,041
The Huxley	11,784	11,224
Connolly Station	47,661	45,242
Wesco IV	95,338	-
BEXAEW	89,504	-
Total operating co-investments	444,456	253,771

Membership interest in:

Limited liability companies with CPPIB that own and are developing Epic, Mosso I and II, Park 20, The Emme, and The Owens & Hacienda (1)	364,779	256,296
One South Market	30,498	17,115
The Dylan	8,396	7,321
Century Towers	13,491	-
Total development co-investments	417,164	280,732

Membership interest in Wesco II that owns a preferred equity interest in Parkmerced with a preferred return of 10.1%	95,934	94,711
Preferred interest in related party limited liability company that owns Sage at Cupertino with a preferred return of 9.5%	16,471	15,775
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 9%	13,824	13,824
Preferred interest in related party limited liability company that owns an apartment development in Redwood City with a preferred return of 12%	10,148	9,455
Preferred interest in a limited liability company that owns an apartment development in San Jose with a preferred return of 12%	9,710	8,865
Preferred interest in a limited liability company that owns 8th & Thomas with a preferred return of 10.0%	12,816	-
Preferred interest in a limited liability company that owns Newbury Park with a preferred return of 12.0%	12,754	-
Preferred interest in a limited liability company that owns Century Towers with a preferred return of 10.0%	10,000	-
Total preferred interest co-investments	181,657	142,630

Total co-investments	$1,043,277	$677,133

(1)	Epic Phase I and II are currently in operations. The co-investment will be moved to operating co-investment with the completion of Phase III.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

The combined summarized balance sheet and statements of operations for co-investments are as follows (in thousands).

	September 30, 2014	December 31, 2013
Balance sheets:
Rental properties and real estate under development	$3,084,852	$1,953,328
Other assets	110,752	61,578

Total assets	$3,195,604	$2,014,906

Debt	$1,285,954	$667,641
Other liabilities	83,344	125,479
Equity	1,826,306	1,221,786

Total liabilities and equity	$3,195,604	$2,014,906

Company's share of equity	$1,043,277	$677,133

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statements of operations:
Property revenues	$51,725	$24,796	$128,469	$78,913
Property operating expenses	(18,759)	(10,170)	(48,875)	(29,872)
Net property operating income	32,966	14,626	79,594	49,041

Gain on sale of real estate	-	137,845	11,369	146,663
Interest expense	(9,838)	(6,052)	(25,283)	(18,924)
General and administrative	(1,840)	(1,419)	(5,039)	(4,472)
Equity income from co-investments	4,808	-	14,351	-
Depreciation and amortization	(21,357)	(8,718)	(49,935)	(29,314)

Net income	$4,739	$136,282	$25,057	$142,994

Company's share of net income	$4,910	$40,802	$21,065	$52,295

Wesco IV and BEXAEW

On April 1, 2014, in connection with the merger, the Company acquired a 50% interest in Wesco IV LLC (“Wesco IV”) and a 50% interest in BEXAEW LLC (“BEXAEW”).  Wesco IV and BEXAEW’s remaining 50% interest is owned by an institutional partner.  Wesco IV and BEXAEW expect to utilize debt targeted at approximately 50% and 60%, respectively, of the cost to acquire and improve real estate. Under the terms of Wesco IV’s and BEXAEW’s operating agreements, Essex is entitled to asset management, property management, development and redevelopment service fees.  In addition, Essex is entitled to its 50% pro rata share of the income or loss generated by these entities and upon the achievement of certain performance measures, is entitled to promote income.  As of September 30, 2014, Wesco IV owned five apartment communities with 1,116 units with an aggregate carrying value of approximately $297.8 million. As of September 30, 2014, BEXAEW owned nine apartment communities with 2,723 units with an aggregate carrying value of approximately $516.7 million.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

(4) Notes and Other Receivables

Notes receivable secured by real estate and other receivables consist of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Notes receivable, secured, bearing interest at 4.0% per annum, principal and accrued interest due December 2014 (1)	$3,212	$3,212
Notes and other receivables from affiliates (2)	9,086	60,968
Other receivables (3)	10,675	4,075
	$22,973	$68,255

(1)	The borrower funds an impound account for capital replacement.
(2)	The Company had $9.1 million of short-term loans outstanding and due from various legacy and BRE joint ventures. See Note 5, Related Party Transaction, for additional details.
(3)	The Company has BRE and legacy receivables for utilities, rents and other tenant receivables.

(5) Related Party Transactions

Fees earned from affiliates include management, development and redevelopment fees from co-investments of $4.1 million and $3.0 million during the three months ended September 30, 2014 and 2013, respectively, of which $1.7 million and $1.2 million were classified as a reduction to general and administrative expenses.  Fees earned were $11.7 million and $9.1 million during the nine months ended September 30, 2014 and 2013, respectively, of which $4.9 million and $3.3 million were classified as a reduction to general and administrative expenses.  All of these fees are net of intercompany amounts eliminated by the Company.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI a national brokerage firm listed on the NYSE.  During the third quarter of 2013, the Company restructured the terms of a preferred equity investment on a property located in Anaheim, California, reducing the rate from 13% to 9%, while extending the maximum term by one year.  The Company recorded $0.4 million of income related to the restructured preferred equity investment.  The entity that owns the property is an affiliate of MMC.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the restructuring of the investment in this entity.

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

As described in Note 4, the Company has provided short-term bridge loans to affiliates.  As of September 30, 2014, $9.1 million of short-term loans remained outstanding due from various legacy and BRE joint ventures.

(6) Debt and Lines of Credit

The Company does not have indebtedness as debt is incurred by the Operating Partnership.  The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such debt. In April 2014, the Company, through its Operating Partnership, assumed $900.0 million aggregate principal amount of BRE senior notes and $711.3 million principal balance mortgage notes payable with remaining loan terms ranging from one to seven years and a 3.3% weighted average interest rate.  The Company recorded the debt assumed at its fair value in accordance with the authoritative guidance for accounting for a business combination.  As a result, a premium of $124.5 million was recorded to increase the carrying value of the debt, which is being amortized as a reduction of interest expense over the term of the related debt using the effective interest method.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

In August 2014, the Company acquired a 220 unit apartment community located in Bellevue, Washington with cash and the assumption of the mortgage note securing the community with a principal balance of $21.5 million with a remaining term to maturity of ten years and a fixed interest rate of 5.5%. The recording of the mortgage note at fair value upon assumption resulted in a premium of $2.1 million which is being amortized as a reduction in interest expense over the term of the debt using the effective interest method.

Debt and lines of credit consist of the following (in thousands):

	September 30, 2014	December 31, 2013	Weighted Average Maturity In Years

Bonds private placement - fixed rate	$465,000	$465,000	4.5
Term loan - variable rate	350,000	350,000	2.4
Unsecured Bonds - fixed rate	1,930,487	595,023	7.3
Unsecured debt	2,745,487	1,410,023
Mortgage notes	2,258,010	1,404,080	5.8
Lines of credit	222,628	219,421	4.5
Total debt (1)	$5,226,125	$3,033,524

Weighted average interest rate on fixed rate unsecured bonds	3.6%	4.0%
Weighted average interest rate on variable rate term loan	2.4%	2.5%
Weighted average interest rate on line of credit	1.7%	2.2%
Weighted average interest rate on mortgage notes	4.6%	4.7%

(1)	Includes total unamortized premium of $118,940 and $6,553 as of September 30, 2014 and December 31, 2013, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of September 30, 2014 are as follows (excluding lines of credit):

Remaining in 2014	$7,388
2015	94,580
2016	391,481
2017	688,683
2018	320,080
Thereafter	3,382,345

$4,884,557

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

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three and nine months ended September, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Southern California	$118,242	$65,805	$302,380	$195,272
Northern California	94,643	54,189	238,564	156,983
Seattle Metro	47,066	27,212	120,089	79,443
Other real estate assets	8,167	4,971	22,716	14,319
Total property revenues	$268,118	$152,177	$683,749	$446,017

Net operating income:
Southern California	$76,725	$43,237	$198,873	$130,398
Northern California	66,287	37,466	166,983	108,481
Seattle Metro	31,715	18,047	80,125	52,453
Other real estate assets	5,723	3,105	14,906	9,742
Total net operating income	180,450	101,855	460,887	301,074

Management and other fees	2,361	1,771	6,856	5,812
Depreciation	(102,184)	(48,227)	(254,211)	(142,687)
General and administrative	(11,479)	(6,263)	(28,621)	(19,852)
Merger and integration expenses	(3,857)	-	(46,413)	-
Acquisition and disposition costs	(51)	(237)	(1,555)	(792)
Interest expense	(45,830)	(29,192)	(117,021)	(86,661)
Interest and other income	2,992	2,387	8,685	9,326
Equity income from co-investments	4,910	40,802	21,065	52,295
Gain (loss) on early retirement of debt	-	(178)	-	846
Gains on sale of real estate and land	31,372	-	39,640	1,503
Income from continuing operations	$58,684	$62,718	$89,312	$120,864

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Assets:
Southern California	$4,323,148	$1,746,434
Northern California	3,698,020	1,614,159
Seattle Metro	1,635,274	741,533
Other real estate assets	147,317	86,745
Net reportable operating segment - real estate assets	9,803,759	4,188,871
Real estate under development	363,193	50,430
Co-investments	1,043,277	677,133
Real estate held for sale, net	107,772	-
Cash and cash equivalents, including restricted cash	88,000	53,766
Marketable securities	108,147	90,084
Notes and other receivables	22,973	68,255
Other non-segment assets	129,441	58,300
Total assets	$11,666,562	$5,186,839

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

(8) Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

Essex Property Trust, Inc.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$53,668	62,893	$0.85	$56,347	37,321	$1.51
Income from discontinued operations available to common stockholders	-	62,893	-	12,441	37,321	0.33
	$53,668		$0.85	$68,788		$1.84

Effect of Dilutive Securities (1)	-	177		54	116

Diluted:
Income from continuing operations available to common stockholders	$53,668	63,070	$0.85	$56,401	37,437	$1.51
Income from discontinued operations available to common stockholders	-	63,070	-	12,441	37,437	0.33
	$53,668		$0.85	$68,842		$1.84

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Income	Weighted Average Common Shares	Per Common Share Amount	Income	Weighted Average Common Shares	Per Common Share Amount
Basic:
Income before discontinued operations available to common stockholders	$76,364	54,250	$1.41	$105,421	37,207	$2.84
Income from discontinued operations available to common stockholders	-	54,250	-	13,516	37,207	0.36
	76,364		$1.41	118,937		$3.20

Effect of Dilutive Securities (1)	-	193		-	89

Diluted:
Income from continuing operations available to common stockholders (1)	76,364	54,443	1.40	$105,421	37,296	2.83
Income from discontinued operations available to common stockholders	-	54,443	-	13,516	37,296	0.36
	$76,364		$1.40	$118,937		$3.19

(1)	Weighted average convertible limited partnership units of 2,164,556 and 2,146,929 which include vested Series Z-1 incentive units, for the three months ended September 30, 2014, and 2013, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. Income allocated to convertible limited partnership units, which includes vested Series Z-1 units, aggregating $1.8 million and $4.0 million for the three months ended September 30, 2014 and 2013, respectively, and $3.4 million and $7.0 million for the nine months ended September 30, 2014 and 2013, respectively have been excluded from income available to common stockholders for the calculation of diluted income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

Stock options of 8,343 and 42,518 for the three and nine months ended September 30, 2014, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.  Stock options of 38,825 and 38,825 for the three and nine months ended September 30, 2013, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Income from continuing operations available to common unitholders	$55,484	65,057	$0.85	$59,620	39,467	$1.51
Income from discontinued operations	-	65,057	-	13,157	39,467	0.33
Income available to common unitholders	$55,484		$0.85	$72,777		$1.84

Effect of Dilutive Securities (1)	-	177		54	116

Diluted:
Income from continuing operations available to common unitholders (1)	$55,484	65,234	$0.85	$59,674	39,583	$1.51
Income from discontinued operations	-	65,234	-	13,157	39,583	0.33
Income available to common unitholders	$55,484		$0.85	$72,831		$1.84

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Income from continuing operations available to common unitholders	$79,806	56,485	$1.41	$111,685	39,333	$2.84
Income from discontinued operations	-	56,485	-	14,289	39,333	0.36
Income available to common unitholders	$79,806		$1.41	$125,974		$3.20

Effect of Dilutive Securities (1)	-	193		-	89

Diluted:
Income from continuing operations available to common unitholders (1)	$79,806	56,678	$1.41	$111,685	39,422	$2.84
Income from discontinued operations	-	56,678	-	14,289	39,422	0.36
Income available to common unitholders	$79,806		$1.41	$125,974		$3.20

(1)	The Operating Partnership has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

(2)	Stock options of 8,343 and 42,518 for the three and nine months ended September 30, 2014, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive. Stock options of 38,825 and 38,825 for the three and nine months ended September 30, 2013, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

Index
ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

(9) Derivative Instruments and Hedging Activities

As of September 30, 2014, the Company has entered into interest rate swap contracts with an aggregate notional amount of $300 million that effectively fixed the interest rate on $300 million of the $350 million unsecured term loan at 2.4%.  These derivatives qualify for hedge accounting.

As of September 30, 2014, the Company also had nine interest rate cap contracts totaling a notional amount of $156.9 million that qualify for hedge accounting as they effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for substantially all of the Company’s tax exempt variable rate debt.

As of September 30, 2014 and December 31, 2013, the aggregate carrying value of the interest rate swap contracts was a liability of $1.4 million and  $2.7 million, respectively, which is classified in other liabilities on the condensed consolidated balance sheet.

(10) Commitments and Contingencies

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue an appropriate liability for remediation and other potential liability. The Company will consider whether such occurrence results in an impairment of value on the affected property and, if so, impairment will be recognized.

The Company provided payment and completion guarantees to the counterparties in relation to the total return swaps entered into by the joint venture responsible for certain co-investment development communities. The outstanding balance for the loans is included in the debt line item in the summarized balance sheet of the co-investments included in Note 3.  The payment guarantee is for the payment of the amounts due to the counterparty related to the total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of September 30, 2014 was $114.4 million based on the aggregate outstanding debt amount.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2013 Annual Report on  Form 10-K for the year ended December 31, 2013.

In the third quarter ended September 30, 2014, the Company reported that certain of its computer networks containing personal and proprietary information had been compromised by a cyber-intrusion. The Company has confirmed that evidence exists of exfiltration of data on Company systems. The precise nature of the data has not yet been identified and the Company does not presently have any evidence that data belonging to the Company has been misused.

After detecting unusual activity, the Company took immediate steps to assess and contain the intrusion and secure its systems. The Company has retained independent forensic computer experts to analyze the impacted data systems and is consulting with law enforcement. The investigation into this cyber-intrusion is ongoing, and the Company is working as quickly as possible to identify whether any employee or tenant data may be at risk. When the analysis is complete, the Company will promptly notify any affected parties, as appropriate.

The Company has recorded $1.2 million in cyber-intrusion expenses in the third quarter ended September 30, 2014 which are included in general and administrative expense line item on the condensed consolidated statement of operations and comprehensive income.

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

Index
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

As of September 30, 2014, the Company had ownership interests in 239 apartment communities, comprising 56,622 apartment units, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in five commercial buildings with approximately 457,500 square feet.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)
Phoenix Metro (Phoenix metropolitan area)

As of September 30, 2014, the Company’s development pipeline was comprised of three consolidated projects under development and eleven unconsolidated joint venture projects under development, all aggregating 3,101 apartment units, with total incurred costs of $1.1 billion, and estimated remaining project costs of $0.5 billion for total estimated project costs of $1.6 billion.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2014		As of September 30, 2013
	Apartment Units	%	Apartment Units	%
Southern California	22,168	46%	13,656	46%
Northern California	14,601	31%	9,427	32%
Seattle Metro	10,216	21%	6,645	22%
Arizona	902	2%	-	-
Total	47,887	100%	29,728	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), and BEXAEW, LLC (“BEXAEW”) communities, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended September 30, 2014 and 2013) increased 20 basis points to 95.9% as of September 30, 2014 from 95.7% as of September 30, 2013.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

The Company does not take into account delinquency and concessions to calculate actual rent for occupied units and market rents for vacant units.  The calculation of financial occupancy compares contractual rates for occupied units to estimated market rents for unoccupied units, and thus the calculation compares the gross value of all apartment units excluding delinquency and concessions. For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric.  While an apartment community is in the lease-up phase, the Company’s primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy, which is based on contractual revenue is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,
	2014	2013
Southern California	95.9%	95.7%
Northern California	96.3%	95.6%
Seattle Metro	95.5%	95.7%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Property portfolio:

	Number of	Three Months Ended September 30,		Dollar	Percentage
	Properties	2014	2013	Change	Change
Property Revenues (dollars in thousands)
Quarterly Same-Property:
Southern California	59	$67,230	$63,560	$3,670	5.8%
Northern California	38	55,377	50,498	4,879	9.7
Seattle Metro	34	29,106	27,200	1,906	7.0
Total Quarterly Same-Property revenues	131	151,713	141,258	10,455	7.4
Quarterly Non-Same Property Revenues (1)		21,173	10,919	10,254	93.9
Legacy BRE Portfolio Property Revenues (2)		95,232	-	95,232	-
Total property revenues		$268,118	$152,177	$115,941	76.2%

(1)	Includes eleven communities acquired after January 1, 2013, two sold communities and one redevelopment community.
(2)	Includes 55 properties acquired from BRE as of April 1, 2014.

Quarterly Same-Property Revenues increased by $10.5 million or 7.4% to $151.7 million in the third quarter of 2014 from $141.3 million in the third quarter of 2013.  The increase was primarily attributable to an increase in scheduled rents of $10.0 million as reflected in an increase of 7.3% in average rental rates from $1,641 per unit in the third quarter of 2013 to $1,760 per unit in the third quarter of 2014.  Scheduled rents increased by 5.5%, 9.4%, and 7.4% in Southern California, Northern California, and Seattle Metro, respectively. On a sequential basis the Company experienced Quarterly Same-Property revenue growth from the second quarter of 2014 to the third quarter of 2014 of $3.8 million or 2.6%, resulting from sequential revenue growth in all three regions mainly driven by a 2.8% increase in scheduled rents offset by an decrease of 20 basis points in occupancy compared to the second quarter of 2014.

Quarterly Non-Same Property Revenues increased by $10.3 million or 93.9% to $21.2 million in the third quarter of 2014 from $10.9 million in the third quarter of 2013.  The increase was primarily due to revenue generated from eleven communities acquired since January 1, 2013 (Apex, Avery, Bennett Lofts, Collins on Pine, Domain, Ellington at Bellevue, Fox Plaza, Paragon, Piedmont, Slater 116 and Vox).

Index
Management and other fees increased by $0.6 million in the third quarter of 2014 as compared to the third quarter of 2013.  The increase is primarily due to a fees related to services provide to AEW and Wesco IV.

Property operating expenses, excluding real estate taxes increased $20.1 million to $55.9 million in the third quarter of 2014 from $35.8 million in the third quarter of 2013, primarily due to the BRE merger and the acquisition of eleven communities.  Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $0.8 million or 2.3% for the third quarter of 2014 compared to the third quarter of 2013, primarily due to a $0.7 million increase in utility expense.

Real estate taxes increased by $17.2 million for the third quarter of 2014 compared to the third quarter of 2013 due primarily to the BRE merger and the acquisition of eleven communities.  Quarterly Same-Property real estate taxes increased by $0.7 million or 5.6% for third quarter of 2014 compared to the third quarter of 2013 due to $0.3 million or a 12.5% increase in property taxes for the Seattle Metro due to higher assessed values for 2014, and the allowed annual increase in assessed values for the majority of the properties located in California.  In connection with the BRE merger, the Company has increased its property taxes accrual due to BRE acquired properties based on estimated assessed values.  In California, county assessor offices usually issue a supplemental  property tax assessment within a year following a change of ownership to reflect new assessed valuations.  The Company has engaged independent consultants to assist in the estimation of assessed values resulting from the change of ownership from the BRE merger and its  resulting property tax obligation.  The Company bases its estimates on current market conditions and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Depreciation expense increased by $54.0 million for the third quarter of 2014 compared to the third quarter of 2013, due to the BRE merger and the acquisition of eleven communities.  Also, the increase was due to the capitalization of approximately $106.1 million in additions to rental properties through the third quarter of 2014, including $35.4 million spent on redevelopment, $29.1 million on non-revenue generating capital expenditures; and $20.6 million on revenue generating capital expenditures, and the capitalization of approximately $104.2 million in additions to rental properties in 2013, including $42.0 million spent on redevelopment, $21.2 million on improvements to recent acquisitions, $8.6 million on lessor required capital expenditures, and $5.3 million spent on revenue generating capital expenditures.

General and administrative expense increased $5.2 million or 83.3% for the third quarter of 2014 compared to the third quarter of 2013 primarily due to additional corporate employees from the BRE merger and $1.2 million in cyber-intrusion expenses.

Merger and integration expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE.  Merger expenses were $3.9 million for the third quarter of 2014 and zero for the third quarter of 2013.  In the third quarter of 2014, merger expenses primarily included $1.8 million of compensation associated with the acquisition of BRE, $0.9 million of professional fees and $0.5 million of stock based compensation.

Interest expense increased $16.6 million for the third quarter of 2014 compared to the third quarter of 2013, due to an increase in average outstanding debt primarily due to assumed debt in connection with the BRE merger offset by an increase in capitalized interest of $1.5 million related to development activity.

Interest and other income increased by $0.6 million for the third quarter of 2014 compared to the third quarter of 2013 primarily due to higher interest income attributable to an increase in an estimated return on mortgage backed securities.

Equity income in co-investments decreased $35.9 million for the third quarter of 2014 compared to the third quarter of 2013 primarily due to the third quarter of 2013 recognition of a $36.4 million gain on the sale of a joint venture properties partially offset by income recognized for three preferred equity investments entered into in the third quarter of 2014.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Our average financial occupancies for the Company’s stabilized apartment communities or “2014/2013 Same-Property” (stabilized properties consolidated by the Company for the nine months ended September 30, 2014 and 2013) increased 10 basis points to 96.2% for the nine months ended September 30, 2014 from 96.1% for the nine months ended September 30, 2013.

Index
The regional breakdown of the Company’s 2014/2013 Same-Property portfolio for financial occupancy for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30,
	2014	2013
Southern California	96.2%	96.0%
Northern California	96.3%	96.1%
Seattle Metro	96.0%	96.1%

The following table provides a breakdown of revenue amounts, including revenues attributable to the 2014/2013 Same-Property portfolio:

	Number of	Nine Months Ended September 30,		Dollar	Percentage
	Properties	2014	2013	Change	Change
Property Revenues (dollars in thousands)
2014/2013 Same-Properties:
Southern California	59	$198,488	$188,423	$10,065	5.3%
Northern California	38	161,368	147,422	13,946	9.5
Seattle Metro	34	85,419	79,431	5,988	7.5
Total 2014/2013 Same-Property revenues.	131	445,275	415,276	29,999	7.2
2014/2013 Non-Same Property Revenues (1)		52,605	30,741	21,864	71.1
Legacy BRE Portfolio Property Revenues (2)		185,869	-	185,869	-
Total property revenues		$683,749	$446,017	$237,732	53.3%

(1)	Includes eleven communities acquired after January 1, 2013, three sold communities and one redevelopment community.
(2)	Includes 55 properties acquired from BRE on April 1, 2014 and March 31, 2014.

2014/2013 Same-Property Revenues increased by $30.0 million or 7.2% to $445.3 million for the nine months ended September 30, 2014 from $415.3 million for the nine months ended September 30, 2013.  The increase was primarily attributable to an increase in scheduled rents of $28.3 million as reflected in an increase of 6.9% in average rental rates from $1,606 per unit for the nine months ended September 30, 2013 to $1,717 per unit for the nine months ended September 30, 2014.  Scheduled rents increased by 5.0%, 9.2%, and 7.5% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income also increased $2.7 million, compared to the nine months ended September 30, 2013.

2014/2013 Non-Same Property Revenues increased by $21.9 million or 71.1% to $52.6 million for the nine months ended September 30, 2014 from $30.7 million for the nine months ended September 30, 2013.  The increase was primarily due to revenue generated from eleven communities acquired since January 1, 2013 (Apex, Avery, Bennett Lofts, Collins on Pine, Domain, Ellington at Bellevue, Fox Plaza, Paragon, Piedmont, Slater 116 and Vox) and $1.8 million of utility reimbursement in connection with conforming BRE accounting to the accrual method of accounting for utility reimbursement in the second quarter of 2014.

Management and Other Fees increased by $1.0 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The increase is primarily due to asset and management fees related to services provided to the BEXAEW, Wesco IV and CPPIB communities offset by a reduction of  in asset and property management fees from the sale of Fund II communities in 2013 and 2014.  Four communities owned by Fund II were sold in the third quarter of 2013 and one community was sold during the first quarter of 2014.

Property operating expenses, excluding real estate taxes increased $43.2 million to $145.4 million for the nine months ended September 30, 2014 from $102.2 million for the nine months ended September 30, 2013, primarily due to BRE merger, the acquisition of eleven communities and $1.3 million of charges related to earthquake damages at one of our properties in Southern California.  Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $2.7 million or 2.9% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to a $1.4 million increase in utility expense and a $0.9 million increase in maintenance and repairs.

Index
Real Estate taxes increased by $34.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to the BRE merger and the acquisition of eleven communities. During the years 2014/2013, Same-Property real estate taxes increased by $2.1 million or 5.5% for the nine months ended September 30, 2014 compared to September 30, 2013 due to $1.0 million or a 12.8% increase in property taxes for the Seattle Metro due to higher assessed values for 2014, and the allowed annual increase in assessed values for the majority of the properties located in California.. In connection with the BRE merger, the Company has increased its property taxes accrual due to BRE acquired properties based on estimated assessed values.  In California, county assessor offices usually issue a supplemental  property tax assessment within a year following a change of ownership to reflect new assessed valuations.  The Company has engaged independent consultants to assist in the estimation of assessed values resulting from the change of ownership from the BRE merger and its  resulting property tax obligation.  The Company bases its estimates on current market conditions and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Depreciation expense increased by $111.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due to the BRE merger and the acquisition of eleven communities.  Also, the increase was due to the capitalization of approximately $106.1 million in additions to rental properties through the third quarter of 2014, including $35.4 million spent on redevelopment, $29.1 million on non-revenue generating capital expenditures; and $20.6 million on revenue generating capital expenditures, and the capitalization of approximately $104.2 million in additions to rental properties in 2013, including $42.0 million spent on redevelopment, $21.2 million on improvements to recent acquisitions, $8.6 million on lessor required capital expenditures, and $5.3 million spent on revenue generating capital expenditures.

General and administrative expense increased $8.8 million or 44.2% for nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily to additional corporate employees from the BRE merger and $1.2 million in cyber-intrusion expenses.

Merger and integration  expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE.  Merger expenses were $46.4 million for the nine months ended September 30, 2014 and zero for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, merger expenses primarily included $15.1 million of advisor fees, $8.7 million of transfer taxes, and $6.2 million of professional fees, compensation associated with the acquisition of BRE and termination costs for loans established in contemplation for the merger.

Acquisition and disposition costs increased $0.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to internal disposition costs related to the sale of Vista Capri North.

Interest expense increased $30.4 million for nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due to an increase in average outstanding debt primarily due to assumed debt in connection with the BRE merger and amounts used to fund the BRE merger offset by an increase in capitalized interest of $5.1 million related to development.

Interest and other income decreased by $0.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due to income in 2013 from a gain of $1.8 million from the sales of marketable securities, $0.8 million earned from the change in estimate for the discount related to the Reserves Lofts note receivable repaid during the first quarter of 2013, and increased income from notes receivable.  The decrease was partially offset by higher interest income in the nine months ended September 30, 2014 attributable to an increase in an estimated return on mortgage backed securities.

Equity income in co-investments decreased $31.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the recognition of a $36.4 million gain on the sale of a joint venture properties in the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, the Company recorded $4.9 million of promote income from the sale of certain joint venture properties.

Gains on sale of real estate and land increased $38.1 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, of 2013 primarily due to a $7.9 million gain on the sale of Vista Capri North; a $2.2 million gain on the sale of Coldwater Canyon; and a $29.2 million gain on the sale of Mt. Sutro.

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

As of September 30, 2014, the Company had $17.9 million of unrestricted cash and cash equivalents and $108.1 million in marketable securities, of which $42.9 million were available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

The Company has two lines of unsecured credit aggregating $1.0 billion.  As of September 30, 2014, there was a $205 million balance outstanding on the $1.0 billion unsecured line.  The facility includes an accordion feature pursuant to which the Company could expand the line’s capacity to $1.5 billion.  The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR plus 0.95% as of September 30, 2014.  This facility matures in December 2017 with one 18-month extension, exercisable at the Company’s option.  The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2016.  As of September 30, 2014, there was a $17.6 million outstanding balance on the $25 million unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 0.95%.

In April 2014, the Company, through its operating partnership, assumed $900 million aggregate principal amount of BRE’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 and mortgage notes payable with a principal balance of $711.3 million with remaining loan terms ranging from one to seven years and a weighted average interest rate of 3.3%.  The Company recorded the debt assumed at fair value in accordance with purchase accounting.  As a result, a premium of $124.5 million was recorded to increase the debt carrying value to its estimated fair value.

In April 2014, the Company issued $400 million of 3.875% senior unsecured notes that mature in May 2024.  The interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2014 until the maturity date in May 2024.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s $1.0 billion unsecured line of credit facility and for other general corporate purposes. In connection with this issuance, the Company entered into a registration rights agreement, pursuant to which it has filed and completed a registration statement to exchange the notes for identical notes registered under the Securities Act of 1933, as amended.

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Jefferies Group, JP Morgan, Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., Citigroup Global Markets Inc. and UBS Investment Bank. For the nine months ended September 30, 2014, the Company sold approximately 2.6 million shares of common stock for $450.8 million, net of commissions, at an average per share price of $177.83.  During the fourth quarter of 2014 through November 5, 2014, the Company has not sold shares of common stock through the equity distribution program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds to potentially acquire, develop, or redevelop properties, which primarily will be apartment communities, to make other investments and for working capital or general corporate purposes, which may include the repayment of indebtedness.  As of November 5, 2014, the Company may sell an additional 3,603,897 shares under the current equity distribution program.

Essex pays quarterly dividends from cash available for distribution.  Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.  As a result of the 23.1 million shares of common stock issued on April 1, 2014 in connection with the BRE merger, the Company anticipates an increase in cash outflows as a result of the increased dividend payment requirements.  The Company anticipates funding the dividends from increased cash flows generated from the properties acquired in the merger.

Index
Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of September 30, 2014, the Company’s development pipeline was comprised of three consolidated projects under development and eleven unconsolidated joint venture projects under development, all aggregating 3,101 units, with total incurred costs of $1.1 billion, and estimated remaining project costs of approximately $0.5 billion for total estimated project costs of $1.6 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

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

As of September 30, 2014 and December 31, 2013 the aggregate carrying value of the interest rate swap contracts was a liability of $1.4 million and $2.7 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of September 30, 2014 and December 31, 2013.

Alternative Capital Sources

Fund II invested in apartment communities in the Company’s targeted West Coast markets and, as of September 30 2014, owned one apartment community.  Four communities were sold during 2013 from Fund II, one additional property was sold through September 30, 2014, and the Company sold the remaining community in October 2014.

Wesco I is a 50/50 programmatic joint venture with an institutional partner formed in 2011.  Initially, Wesco I utilized debt as leverage equal to approximately 50% of the underlying real estate.  As of September 30, 2014, Wesco I owned nine apartment communities with 2,713 units with an aggregate historical cost carrying value of $680.2 million.

Wesco III is a 50/50 programmatic joint venture with an institutional partner formed in 2012.  Initially, Wesco III utilized debt as leverage equal to approximately 50% of the underlying real estate. As of September 30, 2014, Wesco III owned six apartment communities with 993 units with an aggregate historical cost carrying value of $229.5 million.

On April 1, 2014, in connection with the merger, the Company acquired a 50% interest in Wesco IV LLC (“Wesco IV”) and a 50% interest in BEXAEW LLC (“BEXAEW”).  Wesco IV and BEXAEW’s remaining 50% interest is owned by an institutional partner.  Wesco IV and BEXAEW utilized debt targeted at approximately 50% and 60%, respectively, of the cost to acquire and improve real estate. Under the terms of Wesco IV’s and BEXAEW’s operating agreements, the Company is entitled to asset management, property management, development and redevelopment service fees.  In addition, the Company is entitled to its 50% pro rata share of the income or loss generated by these entities and upon the achievement of certain performance measures, is entitled to promote income.  As of September 30, 2014, Wesco IV owned five apartment communities with 1,116 units with an aggregate carrying value of approximately $297.8 million. As of September 30, 2014, BEXAEW owned nine apartment communities with 2,723 units with an aggregate carrying value of approximately $516.7 million.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements, in accordance with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company’s management to exercise their most difficult, subjective and complex judgments. The Company’s critical accounting policies and estimates relate principally to the following key areas: (i) consolidation under applicable accounting standards for entities that are not wholly owned; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; (iii) internal cost capitalization; and (iv) qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from those estimates made by management.

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

The initial purchase accounting is based on the Company’s preliminary assessment, which may differ when additional information becomes available. Subsequent adjustments made to the initial purchase accounting, if any, are made within the measurement period, which will be finalized within one year of the acquisition date.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, the Company’s reduced risk of loss from mold cases, beliefs as to our ability to meet our cash needs during the next twelve months, expectations as to the sources for funding the increased dividends resulting from the BRE merger and the Company’s development and redevelopment pipeline, and statements regarding the Company's financing activities.

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

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does it intend to present, a complete picture of the Company's financial condition and operating performance.  The Company believes that net earnings computed under GAAP is the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings.  The Company considers FFO and FFO excluding non-recurring items and acquisition costs (referred to as “Core FFO”) to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and ability to pay dividends.  Further, the Company believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

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

Index
The following table sets forth the Company’s calculation of FFO and Core FFO for the three and nine months ended September 30, 2014 and 2013 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income available to common stockholders	$53,668	$68,788	$76,364	$118,937
Adjustments:
Depreciation	102,184	48,487	254,211	143,662
Gains not included in FFO, net of internal disposition costs	(31,372)	(49,044)	(41,664)	(51,410)
Depreciation add back from unconsolidated co-investments	9,986	3,723	23,060	11,342
Noncontrolling interest related to Operating Partnership units	1,816	3,989	3,442	7,037
Depreciation attributable to third party ownership	(335)	(327)	(996)	(981)
Funds from operations	$135,947	$75,616	$314,417	$228,587
Funds from operations per share - diluted	$2.08	$1.91	$5.55	$5.79
Non-core items:
Merger and integration expenses	3,857	-	46,413	-
Cyber intrusion expenses	1,249	-	1,249	-
Acquisition and disposition costs	51	237	768	792
Gain on sales of marketable securities and note prepayment	-	-	(886)	(2,611)
Co-investment promote income	-	-	(4,904)	-
Utility reimbursement income accrual	-	-	(1,807)	-
Acquisition fee income	-	-	(500)	-
Gain on sale of land	-	-	(400)	(1,503)
Earthquake related and other	-	-	1,571	-
Loss on early retirement of debt, add back from unconsolidated co-investments	-	-	197	-
Loss (gain) on early retirement of debt	-	178	-	(846)
Income from early redemption of preferred equity investments	-	(412)	-	(1,358)
Core FFO	$141,104	$75,619	$356,118	$223,061
Core FFO per share-diluted	$2.16	$1.91	$6.28	$5.65
Weighted average number
shares outstanding diluted (1)	65,234,328	39,583,912	56,677,712	39,456,163

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

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

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Earnings from operations	$65,240	$48,899	$136,943	$143,555
Adjustments:
Depreciation	102,184	48,227	254,211	142,687
General and administrative	11,479	6,263	28,621	19,852
Merger and integration expenses	3,857	-	46,413	-
Acquisition and dispositions costs	51	237	1,555	792
Management and other fees	(2,361)	(1,771)	(6,856)	(5,812)
NOI	180,450	101,855	460,887	301,074
Less: Non same-property NOI	(14,178)	(6,550)	(33,495)	(19,194)
Less: Legacy BRE Portfolio NOI	(62,004)	-	(120,375)	-
Same-property NOI	$104,268	$95,305	$307,017	$281,880

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of September 30, 2014, the Company has entered into ten interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $300.0 million of the variable rate five-year unsecured term debt.  As of September 30, 2014, the Company also had $189.2 million of variable rate indebtedness, of which $156.9 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of September 30, 2014.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of September 30, 2014.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30 2014.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated Fair	+ 50	- 50
(in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$300,000	2016-2017	$(1,406)	$1,772	$(4,804)
Interest rate caps	156,904	2014-2018	-	3	-
Total cash flow hedges	$456,904	2014-2018	$(1,406)	$1,775	$(4,804)

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

For the Years Ended	2014	2015	2016	2017	2018	Thereafter	Total	Fair value

(in thousands, except for interest rates)
Fixed rate debt	$7,388	94,580	191,481	538,683	320,080	3,193,126	$4,345,338	$4,464,278
Average interest rate	4.6%	5.1%	4.5%	3.3%	5.5%	4.2%	4.2%
Variable rate debt	$-	-	200,000 (1)	150,000 (1)	-	189,219 (2)	$539,219	$520,370
Average interest rate	-	-	2.4%	2.4%	-	1.9%	2.2%

(1)	$300.0 million subject to interest rate swap agreements.
(2)	$156.9 million subject to interest rate caps.

The table incorporates only those exposures that exist as of September 30, 2014; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2014, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of September 30, 2014, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index
There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.  Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies to promptly address and resolve reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the Company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of September 30, 2014, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company does not have comprehensive insurance coverage.  Substantially all of the communities are located in areas that are subject to earthquake activity.  The Company has established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is predominately self-insured as it relates to earthquake related losses.  Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident.  As of September 30, 2014, PWI has cash and marketable securities of approximately $42.9 million.  These assets are consolidated in the Company’s financial statements.

The Company is subject to various other lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A: Risk Factors

The following risk factors have been updated from those set forth in Item 1A. of Part I of the Annual Report on Form 10-K for the year ended December 31, 2013, and are included herein in their entirety. For purposes of this section, the term “stockholders” means the holders of shares of Essex Property Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to of Essex Property Trust, Inc.’s stockholders and Essex Portfolio, L.P.’s unit holders. You should carefully consider the following factors in evaluating our company, our properties and our business. Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual operating results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business

The Company depends on its key personnel.  The Company’s success depends on its ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of any of the Company’s key personnel could have an adverse effect on the Company.

Short-term leases expose us to the effects of declining market rents.  Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

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

Index
Debt financing has inherent risks. At September 30, 2014, the Company had approximately $5.2 billion of indebtedness (including $189.2 million of variable rate indebtedness, of which $156.9 million is subject to interest rate cap protection). In connection with Essex’s merger with BRE, which was completed on April 1, 2014, the Company, through its Operating Partnership, assumed $900.0 million aggregate principal amount of BRE’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 and secured debt with a principal balance of $711.3 million. The Company is subject to the risks normally associated with debt financing, including the following:

•	cash flow may not be sufficient to meet required payments of principal and interest;

•	inability to refinance maturing indebtedness on encumbered apartment communities;

•	inability to comply with debt covenants could cause an acceleration of the maturity date; and

•	paying debt before the scheduled maturity date could result in prepayment penalties.

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

Debt financing of communities may result in insufficient cash flow to service debt. Where appropriate, the Company intends to continue to use leverage to increase the rate of return on the Company’s investments and to provide for additional investments that the Company could not otherwise make. There is a risk that the cash flow from the communities will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The Company may obtain additional debt financing in the future through mortgages on some or all of the communities. These mortgages may be recourse, non-recourse, or cross-collateralized.

Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, regional, financial, competitive, operating, legislative, regulatory, taxation and other factors, many of which are beyond our control.

As of September 30, 2014, the Company had 68 consolidated communities encumbered by debt. With respect to the 68 communities encumbered by debt, all of them are secured by deeds of trust relating solely to those communities. The holders of this indebtedness will have rights with respect to these communities and lenders may seek foreclosure of communities which would reduce the Company’s income and net asset value, and its ability to service other debt.

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

Essex may not realize the expected benefits of its merger with BRE because of transition difficulties and other challenges. The Combined Company (the combination of Essex and BRE pursuant to the merger) will face various additional risks, including, among others, the following:

•	the Combined Company has incurred substantial expenses related to the merger;

•	the Combined Company may be unable to integrate the businesses of Essex and BRE successfully and realize the anticipated synergies and other benefits of the merger or do so within the anticipated timeframe;

•	the future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded operations following the merger;

•	counterparties to certain significant agreements with Essex or BRE may exercise contractual rights under such agreements in connection with the merger; and

Index
•	the Combined Company’s joint ventures, including joint ventures entered into in connection with the merger, could be adversely affected by the Combined Company’s lack of sole decision-making authority, its reliance on its joint venture partner’s financial condition and disputes between the Combined Company and its joint venture partner.

Any of these risks could adversely affect the business and financial results of the Combined Company.

We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations. We may make acquisitions of and investments in, businesses that offer complementary properties and communities to augment our market coverage, or enhance our property offerings, such as our recent acquisitions of BRE. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. In addition, our original estimates and assumptions used in assessing any acquisition that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest portions of our business that are no longer strategically important or exit minority investments, which could materially affect our FFO, cash flows and results of operations for the period in which such events occur.

These transactions or any other acquisitions or dispositions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, any such integration may require that we incur significant restructuring charges, including as a result of streamlining, or divesting non-core portions of, acquired businesses. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of these integrations may be further complicated by such factors as the size of the business or entity acquired, geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our potential inability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed properties, there can be no assurance that property enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all material issues that might arise with respect to such acquired business.

Any acquisition may also cause us to assume liabilities and ongoing lawsuits, acquire goodwill and other non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. In addition, if the businesses or properties that we acquire have a different pricing or cost structure than we do, such acquisitions may adversely affect our profitability and reduce our overall margin. Failure to manage and successfully integrate the acquisitions we make or to improve margins of the acquired businesses and products could materially harm our business, operating results and margins. Any dispositions we may make may also result in ongoing obligations to us following any such divestiture, for example as a result of any transition services or indemnities we agree to provide to the purchaser in any such transaction, which may result in additional expenses and may adversely affect our financial condition and results of operation.

Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, would be dilutive to our existing stockholders. We also assumed a significant amount of debt in connection with our acquisition of BRE, which is secured by the substantial majority of the properties acquired. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations. All of the above factors apply to our acquisition of BRE.

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

Index
Bond compliance requirements may limit income from certain communities. At September 30, 2014, the Company had approximately $179.2 million of variable rate tax-exempt financing. This tax-exempt financing provides for certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. The Code and rules and regulations thereunder impose various restrictions, conditions and requirements in order to allow the note holder to exclude interest on qualified bond obligations from gross income for federal income tax purposes. The Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. Certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed communities if the Company is required to lower rental rates to attract residents who satisfy the median income test. If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

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

National and regional economic environments can negatively impact the Company’s operating results. During recent years, a confluence of factors has resulted in job losses, turmoil and volatility in the capital markets, and caused a national and global recession. The Company's forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the western states. In the event of another recession, the Company could incur reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses.

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

Index
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

The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results. The Company generated significant amounts of rental revenues for the quarter ended September 30, 2014, from the Company’s communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the quarter ended September 30, 2014, 79% of the Company’s rental revenues were generated from communities located in California. This geographic concentration could present risks if local property market performance falls below expectations. The economic condition of these markets could affect occupancy, property revenues, and expenses, from the communities and their underlying asset values. The financial results of major local employers also may impact the cash flow and value of certain of the communities. This could have a negative impact on the Company’s financial condition and operating results, which could affect the Company’s ability to pay expected dividends to its stockholders and the Operating Partnership’s ability to pay expected distributions to unit holders.

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

Index
Many of the factors listed above are beyond the Company’s control. These factors may cause the market price of shares of the Company’s common stock to decline, regardless of the Company’s financial condition, results of operations, or business prospects.

The Company’s future issuances of common stock, preferred stock or convertible debt securities could adversely affect the market price of the Company’s common stock. In order to finance the Company’s acquisition and development activities, the Company has issued and sold common stock, preferred stock and convertible debt securities. For example, during the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company issued 2.6 million and 0.9 million shares of common stock for $450.8 million and $138.4 million, net of fees and commissions, respectively. The Company may in the future sell further shares of common stock, including pursuant to its equity distribution programs with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc, Citigroup Global Markets Inc, BNP Paribas Securities Corp., Jefferies LLC ("Jefferies"), J.P. Morgan Securities LLC ("JP Morgan") and UBS Securities LLC ("UBS").

In 2014, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus. Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.

The indentures governing our notes contain restrictive covenants that limit our operating flexibility. The indentures that govern our publicly registered notes, as well as the notes that we issued pursuant to a private placement in April 2014, contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

•	consummate a merger, consolidation or sale of all or substantially all of our assets; and

•	incur additional secured and unsecured indebtedness.

The instruments governing our other unsecured indebtedness require us to meet specified financial covenants, including covenants relating to net worth, fixed charge coverage, debt service coverage, the amounts of total indebtedness and secured indebtedness, leverage and certain investment limitations. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these provisions and those contained in the indentures governing the notes, may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants, including those contained in our indentures, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

A downgrade in the Company's investment grade credit rating could materially and adversely affect its business and financial condition. The Company plans to manage its operations to maintain its investment grade credit rating with a capital structure consistent with its current profile, but there can be no assurance that it will be able to maintain its current credit ratings. Any downgrades in terms of ratings or outlook by any of the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on its financial condition, results of operations and liquidity.

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

Mr. Marcus has agreed not to divulge any confidential or proprietary information that may be received by him in his capacity as Chairman of the Company to any of his affiliated companies and that he will absent himself from any and all resolutions by the Company Board of Directors regarding any proposed acquisition and/or development of an apartment community where it appears that there may be a conflict of interest with any of his affiliated companies. Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which competition may be detrimental to the Company. In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Company’s stockholders.

The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock. As of September 30, 2014, George M. Marcus, the Chairman of the Company’s Board of Directors, wholly or partially owned 1.6 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options), respectively.  Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.

Index
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

Index
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

The Maryland General Corporation Law restricts the voting rights of shares deemed to be “control shares.” Under the Maryland General Corporation Law, “control shares” are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt the Company from the control share provisions of the Maryland General Corporation Law, the Board of Directors may amend or eliminate the provisions of the Bylaws at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporation Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporation Law could delay, defer or prevent a transaction or change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company’s stockholders.

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

Index
From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. In certain circumstances, the Operating Partnership’s interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership’s ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership’s objectives. The Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity. The Company may also incur losses if any guarantees were made by the Company. The Company has, and in the future may, enter into transactions that could require the Company to pay the tax liabilities of partners, which contribute assets into joint ventures or the Operating Partnership, in the event that certain taxable events, which are within the Company’s control, occur. Although the Company plans to hold the contributed assets or defer recognition of gain on sale pursuant to the like-kind exchange rules under Section 1031 of the Code, the Company can provide no assurance that the Company will be able to do so and if such tax liabilities were incurred they could have a material impact on its financial position.

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

A breach of the Company’s privacy or information security systems could materially adversely affect the Company’s business and financial condition. The protection of customer, employee, and company data is critically important to the Company. Our business requires us to use and store personally identifiable information of its customers and employees. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.

The security measures put in place by the Company cannot provide absolute security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee error, malfeasance, or other vulnerabilities.  Any such incident could compromise the Company’s networks, and the information stored by the Company could be accessed, misused, publicly disclosed, corrupted, lost, or stolen resulting in fraud or other harm.  Moreover, if a data security incident or breach affects the Company’s systems or results in the unauthorized release of personally identifiable information, the Company’s reputation and brand could be materially damaged and the Company may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on the Company’s business, results of operations, and financial condition.

In the third quarter of 2014, the Company discovered and reported that certain of its computer networks containing personal and proprietary information were compromised by a cyber-intrusion. Based on information from our forensic investigation, the Company has confirmed that evidence exists of exfiltration of data on Company systems. The precise nature of the data has not yet been identified, and the Company does not presently have any evidence that data belonging to the Company has been misused.

After detecting unusual activity, the Company took immediate steps to assess and contain the intrusion and secure its systems. The Company retained independent forensic computer experts to analyze the impacted data systems and is consulting with law enforcement. The investigation into this cyber-intrusion is ongoing, and the Company is working as quickly as possible to identify whether any employee or resident data may be at risk.  As a precaution, the Company has purchased identity protection services for all current residents and employees.

Index
The Company has recorded $1.2 million in cyber-intrusion expenses in the third quarter of 2014, including legal fees, investigative fees, costs of communications with the Company’s residents and employees, and identity protection services.  The Company expects to incur additional costs as investigation and remediation efforts continue.  Such costs are not currently estimable but could be material to the Company’s future operating results.

Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In light of this recent network intrusion, we have dedicated additional Company resources to strengthening the security of the Company’s computer systems.  In the future, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities.  Despite these steps, there can be no assurance that the Company will not suffer a similar data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on the Company’s systems, or that any such incident will be discovered in a timely manner.  Further, the techniques used by criminals to obtain unauthorized access to sensitive data are often novel or change frequently; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures.

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

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been sued for mold related matters and has settled some, but not all, of such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Company has, however, purchased pollution liability insurance, which includes some coverage for mold. The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property. The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases. There can be no assurance that the Company has identified and responded to all mold occurrences. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of September 30, 2014, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

Index
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

The Company may incur general uninsured losses. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities. There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company does not have insurance coverage. Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”). Through PWI, the Company is self-insured as it relates to earthquake related losses. Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of  September 30, 2014, PWI has cash and marketable securities of approximately $42.9 million. These assets are consolidated in the Company’s financial statements. Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in which it holds an ownership interest.

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

Adverse changes in laws may affect the Company's  liability relating to its properties and its operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect the Company's cash available for distribution and its ability to make distributions to its stockholders and pay amounts due on its debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on the Company and its ability to make distributions to its stockholders and pay amounts due on our debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenues or increase operating costs.

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

Index
The Company is subject to various tax risks. The Company has elected to be taxed as a REIT under the Code. The Company’s qualification as a REIT requires it to satisfy numerous requirements (some on an annual and a quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control. Although the Company intends that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. Future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely affect the Company’s ability to qualify as a REIT or adversely affect the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on the Company’s taxable income at corporate rates, and the Company would not be allowed to deduct dividends paid to its stockholders in computing its taxable income. The Company would also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify. The additional tax liability would reduce its net earnings available for investment or distribution to stockholders, and the Company would no longer be required to make distributions to its stockholders. Even if the Company continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on the Company’s income and property.

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

From time to time, the Company may transfer or otherwise dispose of some of its properties.  Under the Code, any gain resulting from transfers of properties that the Company holds as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since the Company acquires properties for investment purposes, it does not believe that its occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by the Company are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction and the Company’s ability to retain future gains on real property sales may be jeopardized. Income from a prohibited transaction might adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT for U.S. federal income tax purposes. Therefore, no assurances can be given that the Company will be able to satisfy the income tests for qualification as a REIT if the Company transferred or disposed of property in a transaction treated as a prohibited transaction.

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

Index
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2014, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2014, Essex Property Trust, Inc. issued an aggregate of 813,809 of its common stock upon the exercise of stock options, the vesting of restricted stock awards and the issuances of common stock into the public market pursuant to its equity distribution program.  Essex Property Trust, Inc. contributed the proceeds from the option exercises and issuances of common stock pursuant to its equity distribution of $152.7 million for the three months ended September 30, 2014 to our Operating Partnership in exchange for an aggregate of 813,809 common operating partnership units ("common units"), as required by the Operating Partnership’s partnership agreement.

Item 5: Other Information

The Company issued a press release on August 6, 2014, announcing its results for the second quarter ended June 30, 2014, and on August 7, 2014, at 1:00 pm EDT or Eastern Daylight Time, held a conference call accessible to the public through a webcast to discuss those results. However, due to an inadvertent error, a Current Report on Form 8-K furnishing the press release pursuant to Item 2.02 thereof was not filed.

Furnished herewith as Exhibits 99.1, 99.2 and 99.3, respectively, are the Company’s press release issued August 6, 2014, reporting the Company’s second quarter 2014 financial results, the supplemental information that the Company also released with the press release and the transcript of its subsequent conference call discussing the second quarter results. The earnings call is also archived for playback (for 90 days after the August 7 conference call) at the Company’s website, http://www.essex.com.    Exhibits 99.1, 99.2 and 99.3 are being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section, nor shall such exhibits be deemed to be incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act.

Index
Item 6: Exhibits

A.	Exhibits

10.1
Form of Equity Distribution Agreement between Essex Property Trust, Inc. and various entities, dated August 28, 2014, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 2, 2014, and incorporated herein by reference.

10.2
Form of Amended & Restated Equity Distribution Agreement between Essex Property Trust, Inc. and various entities, dated August 28, 2014, attached as Exhibit 10.2  to the Company's Current Report on Form 8-K, filed September 2, 2014, and incorporated herein by reference.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Michael T. Dance, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Michael T. Dance, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release issued by Essex Property Trust, Inc. dated August 6, 2014, announcing the financial results for the second quarter of 2014 (furnished pursuant to Item 2.02 of Form 8-K).

99.2	Supplemental Information issued by Essex Property Trust on August 6, 2014 and accompanying August 6, 2014 earnings release (furnished pursuant to Item 2.02 of Form 8-K).

99.3	Transcript of the conference call discussing the second quarter of 2014 results (furnished pursuant to Item 2.02 of Form 8-K).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: November 6, 2014

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: November 6, 2014

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)