Form 10-Q
period 2015-03-31
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2015-05-11
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  65,352,146 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of May 5, 2015.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three month period ended March 31, 2015 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership”). References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

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

The information furnished in the accompanying unaudited condensed consolidated balance sheets, statements of income and comprehensive income, equity, capital, and cash flows of the Company and the Operating Partnership reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned condensed consolidated financial statements for the interim periods and are normal and recurring in nature, except as otherwise noted.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to such unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.  Additionally, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014.

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

ASSETS	March 31, 2015	December 31, 2014
Real estate:
Rental properties:
Land and land improvements	$2,505,257	$2,424,930
Buildings and improvements	9,332,472	8,819,751
	11,837,729	11,244,681
Less accumulated depreciation	(1,658,692)	(1,564,806)
	10,179,037	9,679,875
Real estate under development	339,386	429,096
Co-investments	1,057,298	1,042,423
Real estate held for sale, net	—	56,300
	11,575,721	11,207,694
Cash and cash equivalents-unrestricted	219,200	25,610
Cash and cash equivalents-restricted	36,030	70,139
Marketable securities and other investments	128,502	117,240
Notes and other receivables	28,954	24,923
Prepaid expenses and other assets	25,836	33,378
Acquired in place lease value	37,967	47,748
Deferred charges, net	32,949	29,439
Total assets	$12,085,159	$11,556,171

LIABILITIES AND EQUITY
Mortgage notes payable	$2,322,837	$2,246,255
Unsecured debt	3,113,216	2,617,482
Lines of credit	—	246,391
Accounts payable and accrued liabilities	162,100	135,162
Construction payable	28,753	30,892
Dividends payable	98,874	88,221
Other liabilities	33,607	32,444
Total liabilities	5,759,387	5,396,847
Commitments and contingencies
Redeemable noncontrolling interest	24,916	23,256
Equity:
Common stock; $0.0001 par value, 656,020,000 shares authorized; 64,620,378 and 63,682,646 shares issued and outstanding, respectively	6	6
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	73,750	73,750
Additional paid-in capital	6,848,255	6,651,165
Distributions in excess of accumulated earnings	(684,436)	(650,797)
Accumulated other comprehensive loss, net	(50,868)	(51,452)
Total stockholders' equity	6,186,707	6,022,672
Noncontrolling interest	114,149	113,396
Total equity	6,300,856	6,136,068
Total liabilities and equity	$12,085,159	$11,556,171

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental and other property	$280,229	$159,349
Management and other fees from affiliates	2,644	1,660
	282,873	161,009
Expenses:
Property operating, excluding real estate taxes	55,618	36,967
Real estate taxes	31,553	15,339
Depreciation and amortization	106,907	50,312
General and administrative	10,545	7,583
Merger and integration expenses	2,388	16,059
Acquisition costs	547	188
	207,558	126,448
Earnings from operations	75,315	34,561
Interest expense	(47,546)	(29,041)
Interest and other income	4,199	2,879
Equity income in co-investments	4,311	10,526
Gains on sale of real estate and land	7,112	7,481
Gain on remeasurement of co-investment	21,362	—
Net income	64,753	26,406
Net income attributable to noncontrolling interest	(4,076)	(3,126)
Net income attributable to controlling interest	60,677	23,280
Dividends to preferred stockholders	(1,314)	(1,368)
Net income available to common stockholders	$59,363	$21,912
Comprehensive income	$65,352	$30,729
Comprehensive income attributable to noncontrolling interest	(4,091)	(3,372)
Comprehensive income attributable to controlling interest	$61,261	$27,357
Per share data:
Basic:
Net income available to common stockholders	$0.92	$0.58
Weighted average number of shares outstanding during the period	64,185,455	37,685,073
Diluted:
Net income available to common stockholders	$0.92	$0.58
Weighted average number of shares outstanding during the period	64,394,680	37,931,454
Dividend per common share	$1.44	$1.21

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the three months ended March 31, 2015
(Unaudited)
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2014	2,950	$73,750	63,683	$6	$6,651,165	$(650,797)	$(51,452)	$113,396	$6,136,068
Net income	—	—	—	—	—	60,677	—	4,076	64,753
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	(1,289)	(46)	(1,335)
Change in fair value of marketable securities	—	—	—	—	—	—	1,873	61	1,934
Issuance of common stock under:
Stock option and restricted stock plans	—	—	115	—	15,613	—	—	—	15,613
Sale of common stock	—	—	822	—	184,158	—	—	—	184,158
Equity based compensation costs	—	—	—	—	613	—	—	757	1,370
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	—	—	—	(144)	(144)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	(1,517)	—	—	—	(1,517)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,574)	(3,574)
Redemptions of noncontrolling interest	—	—	—	—	(1,777)	—	—	(377)	(2,154)
Common and preferred stock dividends	—	—	—	—	—	(94,316)	—	—	(94,316)
Balances at March 31, 2015	2,950	$73,750	64,620	$6	$6,848,255	$(684,436)	$(50,868)	$114,149	$6,300,856

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$64,753	$26,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,907	50,312
Amortization of discount on marketable securities	(2,856)	(1,938)
Amortization of (premium) discount and debt financing costs, net	(6,530)	2,986
Gain on sale of marketable securities	—	(427)
Company's share of gain on the sales of co-investment	(469)	(3,211)
Earnings from co-investments	(3,842)	(7,315)
Operating distributions from co-investments	6,055	9,569
Gains on the sales of real estate and land	(7,112)	(7,481)
Non cash merger and integration expenses	—	3,750
Equity-based compensation	1,370	1,233
Gain on remeasurement of co-investment	(21,362)	—
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	3,548	2,787
Accounts payable and accrued liabilities	21,741	15,131
Other liabilities	346	92
Net cash provided by operating activities	162,549	91,894
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(199,190)	(33,825)
Redevelopment	(19,140)	(10,281)
Acquisitions of and additions to real estate under development	(90,925)	(11,919)
Capital expenditures on rental properties	(16,196)	(10,697)
Acquisition of membership interest in co-investment	(41,513)	—
Proceeds from insurance for property losses	4,589	—
Proceeds from dispositions of real estate	74,485	14,123
Proceeds from dispositions of co-investments	11,072	—
Contributions to co-investments	(48,650)	(39,679)
Changes in restricted cash and refundable deposits	45,145	2,512
Purchases of marketable securities	(7,250)	(10,340)
Sales and maturities of marketable securities	717	4,016
Collections of notes and other receivables	—	35,500
Net cash used in investing activities	(286,856)	(60,590)
Cash flows from financing activities:
Borrowings under debt agreements	756,562	233,780
Repayment of debt	(536,830)	(312,585)
Additions to deferred charges	(4,456)	(9,294)
Net proceeds from issuance of common stock	174,592	157,596
Equity related issuance cost	—	(92)
Net proceeds from stock options exercises	15,613	1,176
Distributions to noncontrolling interest	(3,574)	(3,969)
Redemption of noncontrolling interest	(2,154)	(101)
Common and preferred stock dividends paid	(83,663)	(96,388)
Net cash provided by (used in) financing activities	316,090	(29,877)
Cash acquired in consolidation of co-investment	1,807	—

	Three Months Ended March 31,
	2015	2014
Net increase in cash and cash equivalents	193,590	1,427
Cash and cash equivalents at beginning of period	25,610	18,491
Cash and cash equivalents at end of period	$219,200	$19,918
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $4.3 million and $3.1 million capitalized in 2015 and 2014, respectively	$50,343	$26,447
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$1,419,816
Transfer from real estate under development to rental properties	$162,345	$3,070
Transfer from real estate under development to co-investments	$1,562	$3,125
Change in accrual of dividends	$10,653	$—
Change in fair value of marketable securities	$1,934	$1,575
Change in construction payable	$2,139	$376
Reclassifications of and changes in redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$1,660	$—
Debt assumed in connection with acquisition of co-investment	$114,435	$—
Receivable for sales of common stock	$9,566	$440

See accompanying notes to the unaudited condensed consolidated financial statements

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	March 31, 2015	December 31, 2014
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,505,257	$2,424,930
Buildings and improvements	9,332,472	8,819,751
	11,837,729	11,244,681
Less accumulated depreciation	(1,658,692)	(1,564,806)
	10,179,037	9,679,875
Real estate under development	339,386	429,096
Co-investments	1,057,298	1,042,423
Real estate held for sale, net	—	56,300
	11,575,721	11,207,694
Cash and cash equivalents-unrestricted	219,200	25,610
Cash and cash equivalents-restricted	36,030	70,139
Marketable securities and other investments	128,502	117,240
Notes and other receivables	28,954	24,923
Prepaid expenses and other asset	25,836	33,378
Acquired in place lease value	37,967	47,748
Deferred charges, net	32,949	29,439
Total assets	$12,085,159	$11,556,171

LIABILITIES AND CAPITAL
Mortgage notes payable	$2,322,837	$2,246,255
Unsecured debt	3,113,216	2,617,482
Lines of credit	—	246,391
Accounts payable and accrued liabilities	162,100	135,162
Construction payable	28,753	30,892
Dividends payable	98,874	88,221
Other liabilities	33,607	32,444
Total liabilities	5,759,387	5,396,847
Commitments and contingencies
Redeemable noncontrolling interest	24,916	23,256
Capital:
General Partner:
Common equity(64,620,378 and 63,682,646 units issued and outstanding, respectively)	6,166,366	6,002,915
Series H 7.125% Preferred interest (liquidation value of $73,750)	71,209	71,209
	6,237,575	6,074,124
Limited Partners:
Common equity(2,182,676 and 2,168,158 units issued and outstanding, respectively)	47,803	48,665
Accumulated other comprehensive loss	(48,757)	(49,356)
Total partners' capital	6,236,621	6,073,433
Noncontrolling interest	64,235	62,635
Total capital	6,300,856	6,136,068
Total liabilities and capital	$12,085,159	$11,556,171

See accompanying notes to the unaudited condensed consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental and other property	$280,229	$159,349
Management and other fees from affiliates	2,644	1,660
	282,873	161,009
Expenses:
Property operating, excluding real estate taxes	55,618	36,967
Real estate taxes	31,553	15,339
Depreciation and amortization	106,907	50,312
General and administrative	10,545	7,583
Merger and integration expenses	2,388	16,059
Acquisition costs	547	188
	207,558	126,448
Earnings from operations	75,315	34,561
Interest expense	(47,546)	(29,041)
Interest and other income	4,199	2,879
Equity income in co-investments	4,311	10,526
Gains on sale of real estate and land	7,112	7,481
Gain on remeasurement of co-investment	21,362	—
Net income	64,753	26,406
Net income attributable to noncontrolling interest	(1,965)	(1,709)
Net income attributable to controlling interest	62,788	24,697
Preferred interest distributions	(1,314)	(1,368)
Net income available to common unitholders	$61,474	$23,329
Comprehensive income	$65,352	$30,729
Comprehensive income attributable to noncontrolling interest	(1,965)	(1,709)
Comprehensive income attributable to controlling interest	$63,387	$29,020
Per unit data:
Basic:
Net income available to common unitholders	$0.93	$0.58
Weighted average number of common units outstanding during the period	66,369,769	39,957,252
Diluted:
Net income available to common unitholders	$0.92	$0.58
Weighted average number of common units outstanding during the period	66,578,994	40,203,633
Distribution per common unit	$1.44	$1.21

See accompanying notes to the unaudited condensed consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the three months ended March 31, 2015
(Dollars and units in thousands)
(Unaudited)

	General Partner			Limited Partners		Accumulated
			Preferred			Other
	Common Equity		Equity	Common Equity		Comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	(Loss) Income	Interest	Total
Balances at December 31, 2014	63,683	$6,002,915	$71,209	2,168	$48,665	$(49,356)	$62,635	$6,136,068
Net income	—	59,363	1,314	—	2,111	—	1,965	64,753
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	(1,335)	—	(1,335)
Change in fair value of marketable securities	—	—	—	—	—	1,934	—	1,934
Issuance of common units under:
General partner's stock based compensation	115	15,613	—	17	757	—	—	16,370
Sale of common stock by general partner	822	184,158	—	—	—	—	—	184,158
Equity based compensation costs	—	613	—	—	—	—	—	613
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	—	—	(144)	(144)
Changes in the redemption value of redeemable noncontrolling interest	—	(1,517)	—	—	—	—	—	(1,517)
Distributions to noncontrolling interest	—	—	—	—	—	—	(221)	(221)
Redemptions	—	(1,777)	—	(2)	(377)	—	—	(2,154)
Distributions declared	—	(93,002)	(1,314)	—	(3,353)	—	—	(97,669)
Balances at March 31, 2015	64,620	$6,166,366	$71,209	2,183	$47,803	$(48,757)	$64,235	$6,300,856

See accompanying notes to the unaudited condensed consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$64,753	$26,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,907	50,312
Amortization of discount on marketable securities	(2,856)	(1,938)
Amortization of (premium) discount and debt financing costs, net	(6,530)	2,986
Gain on sale of marketable securities	—	(427)
Company's share of gain on the sales of co-investment	(469)	(3,211)
Earnings from co-investments	(3,842)	(7,315)
Operating distributions from co-investments	6,055	9,569
Gains on the sales of real estate and land	(7,112)	(7,481)
Non cash merger and integration expenses	—	3,750
Equity-based compensation	1,370	1,233
Gain on remeasurement of co-investment	(21,362)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	3,548	2,787
Accounts payable and accrued liabilities	21,741	15,131
Other liabilities	346	92
Net cash provided by operating activities	162,549	91,894
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(199,190)	(33,825)
Redevelopment	(19,140)	(10,281)
Acquisitions of and additions to real estate under development	(90,925)	(11,919)
Capital expenditures on rental properties	(16,196)	(10,697)
Acquisition of membership interest in co-investment	(41,513)	—
Proceeds from insurance for property losses	4,589	—
Proceeds from dispositions of real estate	74,485	14,123
Proceeds from dispositions of co-investments	11,072	—
Contributions to co-investments	(48,650)	(39,679)
Changes in restricted cash and refundable deposits	45,145	2,512
Purchases of marketable securities	(7,250)	(10,340)
Sales and maturities of marketable securities	717	4,016
Collections of notes and other receivables	—	35,500
Net cash used in investing activities	(286,856)	(60,590)
Cash flows from financing activities:
Borrowings under debt agreements	756,562	233,780
Repayment of debt	(536,830)	(312,585)
Additions to deferred charges	(4,456)	(9,294)
Net proceeds from issuance of common stock	174,592	157,596
Equity related issuance cost	—	(92)
Net proceeds from stock options exercised	15,613	1,176
Distributions to noncontrolling interest	(221)	(1,335)
Redemption of limited partners units	(2,154)	(101)
Common units and preferred units and preferred interests distributions paid	(87,016)	(99,022)
Net cash provided by (used in) financing activities	316,090	(29,877)
Cash acquired in consolidation of co-investment	1,807	—

	Three Months Ended March 31,
	2015	2014
Net increase in cash and cash equivalents-unrestricted	193,590	1,427
Cash and cash equivalents-unrestricted at beginning of period	25,610	18,491
Cash and cash equivalents-unrestricted at end of period	$219,200	$19,918
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $4.3 million and $3.1 million capitalized in 2015 and 2014, respectively	$50,343	$26,447
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$1,419,816
Transfer from real estate under development to rental properties	$162,345	$3,070
Transfer from real estate under development to co-investments	$1,562	$3,125
Change in accrual of distributions	$10,653	$—
Change in fair value of marketable securities	$1,934	$1,575
Change in construction payable	$2,139	$376
Reclassifications of and changes in redeemable noncontrolling interest from general partner and limited partners common units	$1,660	$—
Debt assumed in connection with acquisition of co-investment	$114,435	$—
Receivable for sales of common stock	$9,566	$440

See accompanying notes to the unaudited condensed consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

(1) Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex” or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company), prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's  annual report on Form 10-K for the year ended December 31, 2014.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.  Certain reclassifications have been made to conform to the current year’s presentation. Such reclassification had no effect on previously reported net income.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2015 include the accounts of the Company and the Operating Partnership.  Essex is the sole general partner in the Operating Partnership, with a 96.7% general partnership interest as of March 31, 2015.  Total Operating Partnership limited partnership units outstanding were 2,182,676 and 2,168,158 as of March 31, 2015 and December 31, 2014, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $501.8 million and $447.9 million, as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the Company owned or had ownership interests in 240 apartment communities, aggregating 57,203 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), four commercial buildings and twelve active developments (collectively, the “Portfolio”).  The Communities are located in Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

Marketable Securities

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 2 for the unsecured bonds and Level 1 for the common stock and investment funds, as defined by the Financial Accounting Standards Board (“FASB”) standard for fair value measurements), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses, interest and dividend income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of March 31, 2015 and December 31, 2014, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in US treasury or agency securities.  As of March 31, 2015 and December 31, 2014, the Company classified its investments in mortgage backed securities, which mature through November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  As of March 31, 2015 and December 31, 2014, marketable securities consist of the following ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

	March 31, 2015
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$8,762	$176	$8,938
Investment funds - US treasuries	5,019	7	5,026
Common stock and stock funds	31,753	6,975	38,728
Held to maturity:
Mortgage backed securities	70,810	—	70,810
Total - Marketable securities	$116,344	$7,158	$123,502
Other investments (1)	5,000	—	5,000
Total - Marketable securities and other investments	$121,344	$7,158	$128,502

	December 31, 2014

	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$9,435	$145	$9,580
Investment funds - US treasuries	3,769	3	3,772
Common stock and stock funds	25,755	5,137	30,892
Held to maturity:
Mortgage backed securities	67,996	—	67,996
Total - marketable securities	$106,955	$5,285	$112,240
Other investments (1)	5,000	—	5,000
Total - Marketable securities and other investments	$111,955	$5,285	$117,240
(1) Limited partnership interests

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the three months ended March 31, 2015 and 2014,  the proceeds from sales of available for sale securities totaled $0.7 million and $4.0 million, respectively, which resulted in no realized gains or losses and gains of $0.4 million, respectively.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 965,289 and 974,790 as of March 31, 2015 and December 31, 2014 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $221.9 million and $201.4 million, as of March 31, 2015 and December 31, 2014, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $235.6 million and $209.3 million, respectively, as of March 31, 2015 and $235.1 million and $209.1 million, respectively, as of December 31, 2014.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash distributions made to those interest holders.  The remaining results of operations are allocated to the Company.  As of March 31, 2015 and December 31, 2014, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

Equity Based Compensation

The Company accounts for equity based compensation using the fair value method of accounting.  The estimated fair value of stock options granted by the Company is being amortized over the vesting period of the stock options.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13, “Equity Based Compensation Plans,” in the Company’s Form 10-K for the year ended December 31, 2014) are being amortized over the expected service periods.

Stock-based compensation expense for options and restricted stock totaled $0.6 million for each of the three months ended March 31, 2015 and 2014.  Stock options exercised during the three months ended March 31, 2015 and 2014 were 114,833 and 11,242, respectively and the intrinsic value of the stock options exercised during these periods totaled $10.3 million and $0.6 million, respectively. As of March 31, 2015, the intrinsic value of the stock options outstanding and fully vested totaled $27.2 million.  As of March 31, 2015, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option and restricted stock plans totaled $6.4 million.  The cost is expected to be recognized over a weighted-average period of 1 to 5 years for the stock option plans and is expected to be recognized straight-line over a period of 1 to 7 years for the restricted stock awards.

Stock-based compensation expense for Z-1 and Long-Term Incentive Plan ("LTIP") Units totaled $0.8 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. The intrinsic value of the vested and unvested Z-1 and LTIP Units totaled $59.9 million as of March 31, 2015. Total unrecognized compensation cost related to Z-1 Units and LTIP Units subject to future vesting totaled $10.2 million as of March 31, 2015. On a weighted average basis, the unamortized cost for the Z-1 and LTIP Units is expected to be recognized over the next 10.3 years and 4.0 years, respectively.

Fair Value of Financial Instruments

Management believes that the carrying amounts of outstanding lines of credit, and notes and other receivables approximate fair value as of March 31, 2015 and December 31, 2014, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $4.8 billion of fixed rate debt, including unsecured bonds, at March 31, 2015 is approximately $5.1 billion and the Company’s variable rate debt, excluding borrowings under the lines of credit, at March 31, 2015 approximates its fair value based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of March 31, 2015 due to the short-term maturity of these instruments.  Marketable securities, except mortgage backed securities that are held to maturity, and derivatives are carried at fair value as of March 31, 2015.

At March 31, 2015, the Company’s investments in mortgage backed securities had a carrying value of $70.8 million and the Company estimated the fair value to be approximately $99.0 million.  At December 31, 2014, the Company’s investments in mortgage backed securities had a carrying value of $68.0 million and the Company estimated the fair value to be approximately $96.0 million.  The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $2.0 million and $1.7 million during the three months ended March 31, 2015 and 2014, respectively. The Company capitalizes leasing commissions associated with the lease-up of a development community and amortizes the costs over the life of the leases.  The amounts capitalized for leasing commissions are immaterial for all periods presented.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

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

Upon the acquisition of a controlling interest of a co-investment, the co-investment entity is consolidated and a gain or loss is recognized upon the remeasurement of co-investments in the condensed consolidated statement of income equal to the amount by which the fair value of the co-investment interest the Company previously owned exceeds its carrying value.  A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and may provide promote income if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income in co-investments.

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
(in thousands):

	Change in fair value and amortization of derivatives	Unrealized gains on available for sale securities	Total
Balance at December 31, 2014	$(56,003)	$4,551	$(51,452)
Other comprehensive income before reclassification	(3,211)	1,873	(1,338)
Amounts reclassified from accumulated other comprehensive loss	1,922	—	1,922
Net other comprehensive income	(1,289)	1,873	584
Balance at March 31, 2015	$(57,292)	$6,424	$(50,868)

Essex Portfolio, L.P.
(in thousands):

	Change in fair value and amortization of derivatives	Unrealized gains on available for sale securities	Total
Balance at December 31, 2014	$(53,980)	$4,624	$(49,356)
Other comprehensive income before reclassification	(3,257)	1,934	(1,323)
Amounts reclassified from accumulated other comprehensive loss	1,922	—	1,922
Net other comprehensive income	(1,335)	1,934	599
Balance at March 31, 2015	$(55,315)	$6,558	$(48,757)

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded in interest expense on the condensed consolidated statement of income and comprehensive income.  Realized gains and losses on available for sale securities are included in interest and other income on the condensed consolidated statement of income and comprehensive income.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
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

BRE Merger

The merger with BRE Properties, Inc. ("BRE") was a two step process. First, 14 of the BRE properties were acquired on March 31, 2014  in exchange for $1.4 billion of OP units.  The fair value of these properties was substantially all attributable to rental properties which included land, buildings and improvements, and real estate under development and approximately $19 million was attributable to acquired in-place lease value.  Second,  the BRE merger was closed on April 1, 2014 in exchange for the total consideration of approximately $4.3 billion. A summary of the fair value of the assets and liabilities acquired on April 1, 2014 was as follows (includes the 14 properties acquired on March 31, 2014 as the OP units issued were retired on April 1, 2014) (in millions):

Cash assumed	$140
Rental properties and real estate under development	5,605
Real estate held for sale, net	108
Co-investments	224
Acquired in-place lease value	77
Other assets	16
Mortgage notes payable and unsecured debt	(1,747)
Other liabilities	(87)
Redeemable noncontrolling interest	(5)
$4,331

Cash consideration for BRE merger	$556
Equity consideration for BRE merger	3,775
Total consideration for BRE merger	$4,331

During the quarter ended March 31, 2015, the Company recorded adjustments to decrease the preliminary fair value of real property by $13.1 million, to increase the preliminary fair value of co-investments by $6.0 million and to decrease its preliminary estimate for liabilities assumed by $7.1 million. The changes in estimates were the result of subsequent additional information pertaining to the opening balance sheet identified by management. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.
(2)  Significant Transactions During the First Quarter of 2015 and Subsequent Events

Significant Transactions

Acquisitions

In February 2015, the Company formed a joint venture, Block 9 Residential, LLC ("500 Folsom"), to purchase a land parcel located at the intersection of Folsom and First Streets in downtown San Francisco, CA for a contract price of $43.6 million. The site is located near the Transbay Terminal transportation hub, which is currently under construction. 500 Folsom plans to

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

develop a forty-two story apartment community comprising 545 homes and 5,900 square feet of ground floor retail space. The Company has an approximately 50% interest in the joint venture.

In February 2015, the Company acquired 8th and Hope, a 290 unit community in Los Angeles, CA for $200 million. The property was completed in 2014 and has approximately 4,000 square feet of ground floor retail space.

In March 2015, the Company acquired Station Park Green, a parcel of land located in San Mateo, CA for a contract price of $67.0 million. The Company plans to develop an apartment community comprising 599 homes and approximately 35,000 square feet of office and retail space.

In March 2015, the Company acquired an additional 50% interest in The Huxley and The Dylan communities, located in Los Angeles, CA, for a contract price of $100.1 million. As a result of the acquisition, the properties and related debt are now consolidated and the Company recorded a $21.4 million gain to remeasure the Company’s investment in the co-investments to fair value.

Dispositions

In January 2015, the Company sold Pinnacle South Mountain, a 552 unit community located in Phoenix, AZ for gross proceeds of $63.8 million and a net gain of $4.7 million.

Issuance of Unsecured Debt

In March 2015, the Company issued $500.0 million of 3.50% senior unsecured notes that mature in April 1 2025.  The interest is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015 until the maturity date in April 2025.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s $1.0 billion unsecured line of credit facility, its $25.0 million unsecured working capital line and for other general corporate purposes.

Common Stock

During the first quarter, the Company issued 822,071 shares of common stock, through our equity distribution program, at an average price of $225.51 for net proceeds of $184.2 million.

Subsequent Events

Subsequent to quarter end, the Company purchased the joint venture partners 49.5% interest in Reveal, from the Wesco I, LLC co-investment, for a contract price of $73.0 million. Reveal has 438 apartment homes located in Woodland Hills, CA.  Starting in the second quarter of 2015, the property will be consolidated.

During the second quarter through May 4, 2015, the Company sold 34,125 shares of common stock for $7.8 million, net of fees and commissions, at an average price of $229.50.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

(3) Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.  The following table details the carrying value of Company's co-investments (in thousands):

	March 31, 2015	December 31, 2014
Membership interest/Partnership interest in:
Wesco I and III	$186,667	$188,853
Fund II	232	696
Expo	6,877	7,352
The Huxley	—	11,471
CPPIB	170,501	169,621
Wesco IV	67,904	67,937
BEXAEW	93,842	97,686
Palm Valley	69,817	70,186
Total operating co-investments	595,840	613,802
Membership interest in:
Limited liability companies with CPPIB that own and are developing Epic Phase III, Mosso I and II, Park 20, The Emme, Moorpark, The Village, The Owens, and Hacienda	283,785	268,016
One South Market	31,300	30,919
The Dylan	—	7,874
Century Towers	13,475	13,121
500 Folsom	25,824	—
Total development co-investments	354,384	319,930
Preferred interest in related party limited liability company that owns Sage at Cupertino with a preferred return of 9.5% (matures in May 2016)	16,675	16,571
Preferred interest in a related party limited liability company that owned Madison Park at Anaheim with a preferred return of 9% (matures in September 2020) (1)	13,824	13,824
Preferred interest in related party limited liability company that owns an apartment development in Redwood City with a preferred return of 12% (redeemed for $11.1 million in March 2015)	—	10,396
Preferred interest in a limited liability company that owns an apartment development in San Jose with a preferred return of 12% (matures in August 2016 with one one-year extension option)	10,314	10,011
Preferred interest in a limited liability company that owns 8th & Thomas with a preferred return of 10.0% (matures in June 2018 with one one-year extension option)	13,477	13,145
Preferred interest in a limited liability company that owns Newbury Park with a preferred return of 12.0% (matures in January 2019)	13,548	13,150
Preferred interest in a limited liability company that owns Century Towers (matures in August 2019) (2)	19,528	12,357
Preferred interest in a limited liability company that owns an apartment development in San Jose with a preferred return of 9% (matures in January 2023)	19,708	19,237
Total preferred interest co-investments	107,074	108,691
Total co-investments	$1,057,298	$1,042,423

(1) The Madison Park at Anaheim property was sold during the quarter ended March 31, 2015 and the Company's investment is now collateralized by cash.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

(2) The Company has committed to a total preferred equity investment in the project of $27.0 million at an effective preferred return rate of 8.1%. As of March 31, 2015 the Company has made a preferred equity investment of $19.0 million.

The combined summarized financial information of co-investments are as follows (in thousands).

	March 31, 2015	December 31, 2014
Combined balance sheets:
Rental properties and real estate under development	$3,425,781	$3,426,574
Other assets	181,856	107,902
Total assets	$3,607,637	$3,534,476
Debt	$1,450,210	$1,568,398
Other liabilities	158,909	91,579
Equity (1)	1,998,518	1,874,499
Total liabilities and equity	$3,607,637	$3,534,476
Company's share of equity	$1,057,298	$1,042,423

	Three Months Ended March 31,
	2015	2014
Combined statements of income:
Property revenues	$63,498	$27,960
Property operating expenses	(22,954)	(11,560)
Net operating income	40,544	16,400
Gain on sale of real estate	14	11,369
Interest expense	(11,316)	(6,023)
General and administrative	(1,606)	(1,388)
Equity income from co-investments (2)	—	4,759
Depreciation and amortization	(25,381)	(10,693)
Net income	$2,255	$14,424
Company's share of net income (3)	$4,311	$10,526

(1) Includes preferred equity investments held by the Company.
(2) Represents income from Wesco II's preferred equity investment in Park Merced.
(3) Includes the Company's share of equity income from preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments.

(4) Notes and Other Receivables

Notes receivable secured by real estate and other receivables consist of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Notes receivable, secured, bearing interest at 6.0%, due December 2016	$3,219	$3,212
Notes and other receivables from affiliates	4,177	8,105
Other receivables (1)	21,558	13,606
	$28,954	$24,923

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

(1)	Amount includes $9.6 million for the sale of the Company's common stock which was settled in April 2015 and $12.0 million for utilities, rents and other receivables.

(5) Related Party Transactions

The Company charges certain fees to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $5.7 million and $2.6 million during the three months ended March 31, 2015 and 2014, respectively.  All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $3.1 million and $0.9 million against general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the NYSE. In July 2014, the Company acquired Paragon Apartments, a 301 apartment community located in Fremont, CA for $111.0 million from an entity that was partially owned by an affiliate of MMC.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the acquisition of Paragon Apartments.

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an entity affiliated with MMC that owns an apartment development in Redwood City, California.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity. In March 2015 the Company's preferred interest investment was prepaid and the Company recognized a gain of $0.5 million as a result of the prepayment.

As described in Note 4, the Company has provided short-term bridge loans to affiliates.  As of March 31, 2015, $4.2 million of short-term loans remained outstanding due from joint venture affiliates.

(6) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership.  The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such debt.

In March 2015, in connection with the purchase of a controlling interest in The Huxley and The Dylan, the Operating Partnership now consolidates the related entities. The Operating Partnership assumed mortgage loans with a principal balance of $114.4 million outstanding, with a remaining term to maturity of thirty-two years with a variable interest rate based on the Municipal Market Data rate plus 345 basis points.

Debt consists of the following (in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

	March 31, 2015	December 31, 2014	Weighted Average Maturity In Years
Bonds private placement - fixed rate	$465,000	$465,000	4.0
Term loan - variable rate	225,000	225,000	1.6
Unsecured Bonds - fixed rate	2,423,216	1,927,482	7.5
Unsecured debt (1)	3,113,216	2,617,482
Lines of credit	—	246,391
Mortgage notes payable (2)	$2,322,837	$2,246,255	6.6
Total debt	$5,436,053	$5,110,128
Weighted average interest rate on fixed rate unsecured bonds	3.6%	3.6%
Weighted average interest rate on variable rate term loan	2.4%	2.4%
Weighted average interest rate on lines of credit	—%	1.8%
Weighted average interest rate on mortgage notes payable	4.5%	4.6%
(1) Includes unamortized premium of $23.2 million and $27.5 million as of March 31, 2015 and December 31, 2014, respectively.
(2) Includes unamortized premium of $78.2 million and $83.8 million as of March 31, 2015 and December 31, 2014, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of March 31, 2015 are as follows (excluding lines of credit):

Remaining in 2015	$74,177
2016	391,519
2017	564,178
2018	320,621
2019	641,393
Thereafter	3,342,728
$5,334,616

(7) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues and net operating income are management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties.  Other non-segment assets include real estate under development, co-investments, cash and cash equivalents, marketable securities, notes and other receivables, prepaid expenses and other assets and deferred charges.

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2015 and 2014 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Southern California	$123,455	$69,611
Northern California	102,427	56,488
Seattle Metro	48,654	28,705
Other real estate assets	5,693	4,545
Total property revenues	$280,229	$159,349
Net operating income:
Southern California	$83,088	$46,939
Northern California	72,516	39,923
Seattle Metro	33,129	19,046
Other real estate assets	4,325	1,135
Total net operating income	193,058	107,043
Management and other fees from affiliates	2,644	1,660
Depreciation and amortization	(106,907)	(50,312)
General and administrative	(10,545)	(7,583)
Merger and integration expenses	(2,388)	(16,059)
Acquisition costs	(547)	(188)
Interest expense	(47,546)	(29,041)
Interest and other income	4,199	2,879
Equity income from co-investments	4,311	10,526
Gains on sale of real estate and land	7,112	7,481
Gain on remeasurement of co-investment	21,362	—
Net income	$64,753	$26,406

Total assets for each of the reportable operating segments are summarized as follows as of March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015	December 31, 2014
Assets:
Southern California	$4,612,162	$4,241,277
Northern California	3,782,875	3,641,720
Seattle Metro	1,634,249	1,647,058
Other real estate assets	149,751	149,820
Net reportable operating segment - real estate assets	10,179,037	9,679,875
Real estate under development	339,386	429,096
Co-investments	1,057,298	1,042,423
Real estate held for sale, net	—	56,300
Cash and cash equivalents, including restricted cash	255,230	95,749
Marketable securities and other investments	128,502	117,240
Notes and other receivables	28,954	24,923
Other non-segment assets	96,752	110,565
Total assets	$12,085,159	$11,556,171

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

(8) Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

Essex Property Trust, Inc.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$59,363	64,185,455	$0.92	$21,912	37,685,073	$0.58
Effect of Dilutive Securities (1)	—	209,225		—	246,381
Diluted:
Net income available to common stockholders	$59,363	64,394,680	$0.92	$21,912	37,931,454	$0.58

(1)
Weighted average convertible limited partnership units of 2,184,314 and 2,272,179 which include vested Series Z-1 incentive units, for the three months ended March 31, 2015, and 2014, respectively, were not included in the determination of diluted EPS because they were anti-dilutive.  Income allocated to convertible limited partnership units, which includes vested Series Z-1 units, aggregating $2.1 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively has been excluded from income available to common stockholders for the calculation of diluted income per common share since these units are excluded from the diluted weighted average common shares for the period as the effect was anti-dilutive.  The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of zero and 164,442 for the three months ended March 31, 2015 and 2014, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

Essex Portfolio, L.P.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$61,474	66,369,769	$0.93	$23,329	39,957,252	$0.58
Effect of Dilutive Securities (1)	—	209,225		—	246,381
Diluted:
Net income available to common unitholders	$61,474	66,578,994	$0.92	$23,329	40,203,633	$0.58

(1)	The Operating Partnership has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of zero and 164,442 for the three months ended March 31, 2015 and 2014, respectively, were not included in the diluted earnings per unit calculation because the effects on earnings per unit were anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

(9) Derivative Instruments and Hedging Activities

As of March 31, 2015, the Company has entered into interest rate swap contracts with an aggregate notional amount of $225 million that effectively fixed the interest rate on $225 million of the $225 million unsecured term loan at 2.4%.  These derivatives qualify for hedge accounting.

As of March 31, 2015, the Company has interest rate cap contracts totaling a notional amount of $149.5 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for substantially all of the Company’s tax exempt variable rate debt.

The Company has total return swaps, with a notional amount of $114.4 million and a carrying value and fair value of $5 thousand at March 31, 2015.

As of March 31, 2015 and December 31, 2014, the aggregate carrying value of the interest rate swap contracts was a liability of $2.2 million and  $1.8 million, respectively, which is classified in other liabilities on the condensed consolidated balance sheets.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

On April 1, 2014, the Company completed the merger with BRE Properties, Inc. ("BRE"). For further details regarding the merger see the discussion set forth in note 1 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. The net assets and results of operations of BRE are included in our consolidated financial statements as of April 1, 2014.

In March 2015, the Company issued $500.0 million of 3.50% senior unsecured notes that mature in April 1, 2025.  The interest is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015 until the maturity date in April 2025.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s $1.0 billion unsecured line of credit facility, its $25.0 million unsecured working capital line and for other general corporate purposes.

In March 2015, the Company purchased a controlling interest in The Huxley and The Dylan, two properties with a total of 371 apartment units, located in West Hollywood, California, with cash and the assumption of the mortgage loans with a principal balance of $114.4 million with a remaining term to maturity of thirty-two years. As a result of the acquisition, the Company now consolidates these two properties and the related debt.

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of March 31, 2015, had an approximately 96.7% general partner interest in the Operating Partnership.
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

As of March 31, 2015, the Company had ownership interests in 240 apartment communities, comprising 57,203 apartment units, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in four commercial buildings with approximately 320,235 square feet.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of March 31, 2015, the Company’s development pipeline was comprised of two consolidated projects under development and ten unconsolidated joint venture projects under development, all aggregating 3,616 apartment units, with total incurred costs of $1.0 billion, and estimated remaining project costs of $1.0 billion for total estimated project costs of $2.0 billion.

The Company’s consolidated apartment communities are as follows:

	As of March 31, 2015		As of March 31, 2014
	Apartment Units	%	Apartment Units	%
Southern California	22,829	48%	13,870	46%
Northern California	14,789	31%	9,430	32%
Seattle Metro	10,216	21%	6,703	22%
Total	47,834	100%	30,003	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), and BEXAEW, LLC (“BEXAEW”) communities, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended March 31, 2015 and 2014) was 96.3% and 96.5% for the three months ended March 31, 2015 and 2014, respectively.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Southern California	96.4%	96.4%
Northern California	96.2%	96.5%
Seattle Metro	96.2%	96.5%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Properties:

	Number of	Three Months Ended March 31,		Dollar	Percentage
	Properties	2015	2014	Change	Change
Property Revenues ($ in thousands)
Quarterly Same-Property:
Southern California	58	$69,356	$65,390	$3,966	6.1%
Northern California	36	60,449	55,038	5,411	9.8
Seattle Metro	29	29,961	27,960	2,001	7.2
Total Quarterly Same-Property revenues	123	159,766	148,388	11,378	7.7
Quarterly Non-Same Property Revenues (1)		23,030	10,961	12,069	110.1
Legacy BRE Portfolio Property Revenues (2)		97,433	—	97,433	—
Total property revenues		$280,229	$159,349	$120,880	75.9%

(1)
Includes ten communities acquired or consolidated since January 1, 2014 (8th & Hope, Apex, Avery, Collins on Pine, Dylan, Ellington at Bellevue, Fox Plaza, Huxley, Paragon, and Piedmont) and four communities acquired during 2013 and 2012 (Bennett Lofts, Domain, Slater 116, and Vox) which stabilized in 2014.

(2)	Includes 54 properties acquired from BRE on April 1, 2014.

Quarterly Same-Property Revenues increased by $11.4 million or 7.7% to $159.8 million in the first quarter of 2015 from $148.4 million in the first quarter of 2014.  The increase was primarily attributable to an increase of 8.0% in average rental rates from $1,681 per unit in the first quarter of 2014 to $1,815 per unit in the first quarter of 2015.  On a sequential basis the Company experienced Quarterly Same-Property revenue growth from the fourth quarter of 2014 to the first quarter of 2015 of $2.6 million or 1.6%, resulting from sequential revenue growth in all three regions mainly driven by an increase in average rental rates of 1.6% with no change in occupancy compared to the fourth quarter of 2014.

Quarterly Non-Same Property Revenues increased by $12.1 million or 110.1% to $23.0 million in the first quarter of 2015 from $11.0 million in the first quarter of 2014.  The increase was primarily due to revenue generated from the BRE merger and ten other communities aggregating 2,584 units acquired or consolidated since January 1, 2014 and four communities acquired aggregating 710 units during 2013 and 2012, which stabilized in 2014.

Management and other fees from affiliates increased by $1.0 million in the first quarter of 2015 as compared to the first quarter of 2014.  The increase is primarily due to the asset and property management fees earned from co-investments formed or acquired during 2014.

Property operating expenses, excluding real estate taxes increased $18.6 million to $55.6 million in the first quarter of 2015 from $37.0 million in the first quarter of 2014, primarily due to the BRE merger and the acquisition of or consolidation of ten communities since January 1, 2014.  Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $0.2 million or 0.6% for the first quarter of 2015 compared to the first quarter of 2014, primarily due to a $0.1 million increase in administrative and insurance expenses.

Real estate taxes increased by $16.2 million for the first quarter of 2015 compared to the first quarter of 2014 due primarily to the BRE merger and the acquisition or consolidation of ten communities since January 1, 2014.  Quarterly Same-Property real estate taxes increased by $0.3 million or 1.8% for first quarter of 2015 compared to the first quarter of 2014 primarily due to a 2.1% increase in property taxes for Southern California and a 2.3% increase for Northern California.

Depreciation and amortization expense increased by $56.6 million for the first quarter of 2015 compared to the first quarter of 2014, due to the BRE merger and the acquisition or consolidation of ten communities since January 1, 2014.

General and administrative expense increased $3.0 million or 39.1% for the first quarter of 2015 compared to the first quarter of 2014 primarily due to additional corporate employees from the BRE merger.

Merger and integration expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE.  Merger and integration expenses were $2.4 million for the first quarter of 2015 and $16.1 million for the first quarter of 2014.

Interest expense increased $18.5 million for the first quarter of 2015 compared to the first quarter of 2014, due to an increase in average outstanding debt primarily due to assumed debt in connection with the BRE merger offset by an increase in capitalized interest related to development and redevelopment activity.

Interest and other income increased by $1.3 million for the first quarter of 2015 compared to the first quarter of 2014 primarily due to an increase in interest income attributable to an increase in the estimated yield on mortgage backed securities.

Equity income in co-investments decreased $6.2 million for the first quarter of 2015 compared to the first quarter of 2014 primarily due to the events in 2014 which did not recur, including the Company's share of the gain on the sale of a Fund II community for $3.2 million, a promote income allocation of $3.8 million during the first quarter of 2014 and the repayment of the Wesco II preferred equity investment.

Gains on sale of real estate and land decreased by $0.4 million for the first quarter of 2015 compared to the first quarter of 2014 primarily due to $7.1 million in gains on the sales of Pinnacle South Mountain and two commercial buildings during the first quarter of 2015 as compared to a $7.5 million gain on the sale of Vista Capri North during the first quarter of 2014.

Gain on remeasurement of co-investment increased by $21.4 million for the first quarter of 2015 compared to the first quarter of 2014 due to the remeasurement of the Company's investment in The Huxley and The Dylan properties due to the acquisition of a controlling interest in the properties.

Liquidity and Capital Resources

As of March 31, 2015, the Company had $219.2 million of unrestricted cash and cash equivalents and $128.5 million in marketable securities, of which $52.7 million were available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Positive, and BBB/Stable, respectively.

The Company has two lines of unsecured credit aggregating $1.03 billion.  The Company has a $1.0 billion unsecured line of credit, and as of March 31, 2015, there were no amounts outstanding on it. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR plus 0.95% as of March 31, 2015.  This facility matures in December 2018 with one 18-month extension, exercisable at the Company’s option.  The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2016.  As of March 31, 2015, there were no amounts outstanding on the $25.0 million unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 0.95%.

In March 2015, the Company issued $500 million of 3.50% senior unsecured notes that mature in April 1, 2025.  The interest is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015 until the maturity date in April 2025.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s $1.0 billion unsecured line of credit facility, its $25.0 million unsecured working capital line and for other general corporate purposes.

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNB Paribas Securities Corp., Citigroup Global Capital Inc., Jefferies, LLC ("Jefferies"), J.P. Morgan Securities LLC ("JP Morgan"), Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC ("UBS").

Pursuant to its equity distribution program, during the first quarter of 2015 through May 4, 2015, the Company has issued 856,196 shares of common stock at an average price of $225.67 per share, for proceeds of $192.0 million, net of fees and commissions. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, acquire apartment communities and fund the development pipeline. As of May 4, 2015, the Company may sell an additional 2,344,650 shares under the current equity distribution program.

Essex pays quarterly dividends from cash available for distribution.  Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of March 31, 2015, the Company’s development pipeline was comprised of two consolidated projects under development and ten unconsolidated joint venture projects under development, all aggregating 3,616 units, with total incurred costs of $1.0 billion, and estimated remaining project costs of approximately $1.0 billion for total estimated project costs of $2.0 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations. As of March 31, 2015, the Company had ownership interests in four major redevelopment communities aggregating 1,063 apartment units with estimated redevelopment costs of $131.9 million, of which approximately $96.0 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

Derivative Activity

The Company uses interest rate swaps, interest rate cap, and total return swap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

As of March 31, 2015 and December 31, 2014 the aggregate carrying value of the interest rate swap contracts was a liability of $2.2 million and $1.8 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the consolidated balance sheets as of March 31, 2015 and December 31, 2014. The aggregate carrying value of the total return swaps was $5 thousand on the condensed consolidated balance sheet as of March 31, 2015. The Company did not hold any total return swaps as of December 31, 2014.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of March 31, 2015, the Company had an interest in 2,657 units of communities actively under development with joint ventures for total estimated costs of $1.3 billion. Total estimated remaining costs total approximately $636 million, of which the Company estimates that our remaining investment in these development joint ventures will be approximately $328 million. In addition, the Company had an interest in 9,796 units of operating communities with joint ventures for a total investment of $595.8 million as of March 31, 2015.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements, in accordance with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company’s management to exercise their most difficult, subjective and complex judgments. The Company’s critical accounting policies and estimates relate principally to the following key areas: (i) accounting for business combinations (ii) consolidation under applicable accounting standards for entities that are not wholly owned; (iii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; and (iv) internal cost capitalization. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from those estimates made by management.

The Company’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Company’s expectations as to the total projected costs of predevelopment, development and redevelopment projects, beliefs as to our ability to meet our cash needs during the next twelve months and the Company’s development and redevelopment pipeline, and statements regarding the Company's financing activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the total projected costs of current predevelopment, development and redevelopment projects exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements, that there may be a downturn in the markets in which the Company's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that lawsuits will be more costly than anticipated, as well as those risks, special considerations, and other factors referred to in Item 1A, “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and those risk factors and special considerations set forth in the Company's other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update this information.

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

The following table sets forth the Company’s calculation of FFO and Core FFO for the three months ended March 31, 2015 and 2014 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended March 31,
	2015	2014
Net income available to common stockholders	$59,363	$21,912
Adjustments:
Depreciation	106,907	50,312
Gains not included in FFO	(28,474)	(10,292)
Depreciation add back from unconsolidated co-investments	11,917	4,760
Noncontrolling interest related to Operating Partnership units	2,063	1,417
Depreciation attributable to third party ownership and other	(249)	(329)
Funds from operations	$151,527	$67,780
Funds from operations per share - diluted	$2.27	$1.68
Non-core items:
Merger and integration expenses	2,388	16,059
Acquisition costs	547	188
Gain on sales of marketable securities and note prepayment	—	(427)
Co-investment promote income	—	(3,848)
Gain on sale of land	—	(400)
Income from early redemption of preferred equity investments	(469)	—
Other non-core adjustments	(1,375)	1,768
Core FFO	$152,618	$81,120
Core FFO per share-diluted	$2.29	$2.02
Weighted average number
shares outstanding diluted (1)	66,641,225	40,238,064

(1)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership and excludes 904,785 DownREIT units.

Net Operating Income (“NOI”)

Same-property net operating income (“NOI”) is considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of income. The presentation of same-property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities.  In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  The Company defines same-property NOI as same-property revenue less same-property operating expenses, including property taxes.  Please see the reconciliation of earnings from operations to same-property NOI, which in the table below is the NOI for stabilized properties consolidated by the Company for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Earnings from operations	$75,315	$34,561
Adjustments:
Depreciation and amortization	106,907	50,312
Management and other fees from affiliates	(2,644)	(1,660)
General and administrative	10,545	7,583
Merger and integration expenses	2,388	16,059
Acquisition costs	547	188
NOI	193,058	107,043
Less: Non same-property NOI	(15,554)	(5,007)
Less: Legacy BRE Portfolio NOI	(64,528)	—
Same-property NOI	$112,976	$102,036

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of March 31, 2015, the Company has entered into seven interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $225.0 million of the variable rate five-year unsecured term debt.  As of March 31, 2015, the Company also had $292.1 million of variable rate indebtedness, of which $149.5 million is subject to interest rate cap protection.  The Company holds derivative instruments designated as cash flow hedges as of March 31, 2015.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of March 31, 2015.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2015.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
(in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$225,000	2016-2017	$(2,169)	$(433)	$(3,187)
Interest rate caps	149,475	2015-2020	—	73	—
Total cash flow hedges	$374,475	2015-2020	$(2,169)	$(360)	$(3,187)

Additionally, the Company has a total return swap, which does not qualify for hedge accounting, with a notional amount of $114.4 million and a carrying value and fair value of $5 thousand at March 31, 2015.

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

For the Years Ended	2015	2016		2017		2018	2019	Thereafter		Total	Fair value
(in thousands, except for interest rates)
Fixed rate debt	$74,177	191,481		538,683		320,080	630,801	3,062,325		$4,817,547	$5,093,756
Average interest rate	5.1%	4.6%		3.3%		5.5%	4.3%	4.1%		4.2%
Variable rate debt	$—	200,038	(1)	25,495	(1)	541	10,592	280,403	(2) (3)	$517,069	$513,016
Average interest rate	—	2.1%		2.1%		2.5	1.8%	1.7%		1.9%

(1)	$225.0 million subject to interest rate swap agreements.

(2)	$149.5 million subject to interest rate caps.

(3)	$114.4 million subject to total return swap.

The table incorporates only those exposures that exist as of March 31, 2015; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of March 31, 2015, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of March 31, 2015, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company purchases general liability and all risk property, including loss of rent, insurance coverage for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”) to self-insure certain earthquake and all risk losses. As of March 31, 2015, PWI has cash and marketable securities of approximately $59.6 million, and is consolidated in the Company's financial statements.

Item 1A: Risk Factors

There were no material changes to the Risk Factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC and available at www.sec.gov.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended March 31, 2015, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2015, Essex Property Trust, Inc. issued an aggregate of 936,904 of its common stock upon the exercise of stock options, the vesting of restricted stock awards and the issuances of common stock into the public market pursuant to its equity distribution program.  Essex Property Trust, Inc. contributed the proceeds from the option exercises and issuances of common stock pursuant to its equity distribution of $199.8 million for the three months ended March 31, 2015 to our Operating Partnership in exchange for an aggregate of 936,904 common operating partnership units ("common units"), as required by the Operating Partnership’s partnership agreement.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
3.2
Fourth Amended and Restated Bylaws of Essex Property Trust, Inc. (as of February 24, 2015), attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed March 2, 2015, and incorporated herein by reference.

4.1
Indenture, dated March 17, 2015, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.500% Senior Notes due 2025 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed March 17, 2015, and incorporated herein by reference.

10.1
Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 22, 2015, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed March 2, 2015, and incorporated herein by reference.

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

Date: May 8, 2015

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: May 8, 2015

By: /S/ JOHN FARIAS

John Farias
Group Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: May 8, 2015

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: May 8, 2015

By: /S/ JOHN FARIAS

John Farias
Group Vice President, Chief Accounting Officer