Form 10-Q
period 2015-06-30
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2015-08-06
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,744,325 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of August 3, 2015.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and six month periods ended June 30, 2015 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership”). References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

ASSETS	June 30, 2015	December 31, 2014
Real estate:
Rental properties:
Land and land improvements	$2,569,733	$2,424,930
Buildings and improvements	9,700,056	8,819,751
	12,269,789	11,244,681
Less accumulated depreciation	(1,758,887)	(1,564,806)
	10,510,902	9,679,875
Real estate under development	220,911	429,096
Co-investments	1,044,208	1,042,423
Real estate held for sale, net	—	56,300
	11,776,021	11,207,694
Cash and cash equivalents-unrestricted	30,242	25,610
Cash and cash equivalents-restricted	34,910	70,139
Marketable securities and other investments	121,244	117,240
Notes and other receivables	25,676	24,923
Acquired in place lease value	25,907	47,748
Prepaid expenses and other assets	31,004	33,378
Total assets	$12,045,004	$11,526,732

LIABILITIES AND EQUITY
Mortgage notes payable, net	$2,247,463	$2,234,317
Unsecured debt, net	3,093,106	2,603,548
Lines of credit, net	28,762	242,824
Accounts payable and accrued liabilities	146,251	135,162
Construction payable	26,596	30,892
Dividends payable	99,687	88,221
Other liabilities	34,669	32,444
Total liabilities	5,676,534	5,367,408
Commitments and contingencies
Redeemable noncontrolling interest	23,830	23,256
Equity:
Common stock; $0.0001 par value, 656,020,000 shares authorized; 65,042,681 and 63,682,646 shares issued and outstanding, respectively	6	6
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	73,750	73,750
Additional paid-in capital	6,941,629	6,651,165
Distributions in excess of accumulated earnings	(731,181)	(650,797)
Accumulated other comprehensive loss, net	(50,152)	(51,452)
Total stockholders' equity	6,234,052	6,022,672
Noncontrolling interest	110,588	113,396
Total equity	6,344,640	6,136,068
Total liabilities and equity	$12,045,004	$11,526,732

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental and other property	$294,101	$256,952	$574,330	$416,302
Management and other fees from affiliates	2,061	2,836	4,705	4,495
	296,162	259,788	579,035	420,797
Expenses:
Property operating, excluding real estate taxes	57,400	53,213	113,019	90,180
Real estate taxes	32,677	30,345	64,229	45,684
Depreciation and amortization	113,731	101,292	220,638	151,604
General and administrative	9,549	9,558	20,094	17,141
Merger and integration expenses	1,410	26,497	3,798	42,556
Acquisition costs	429	529	976	717
	215,196	221,434	422,754	347,882
Earnings from operations	80,966	38,354	156,281	72,915
Interest expense	(50,802)	(42,151)	(98,348)	(71,192)
Interest and other income	3,254	2,814	7,453	5,693
Equity income in co-investments	4,472	5,629	8,783	16,155
Gains on sale of real estate and land	—	—	7,112	7,481
Gain on remeasurement of co-investment	12,652	—	34,014	—
Net income	50,542	4,646	115,295	31,052
Net income attributable to noncontrolling interest	(3,674)	(2,125)	(7,750)	(5,251)
Net income attributable to controlling interest	46,868	2,521	107,545	25,801
Dividends to preferred stockholders	(1,313)	(1,314)	(2,627)	(2,682)
Net income available to common stockholders	$45,555	$1,207	$104,918	$23,119
Comprehensive income	$51,287	$7,306	$116,639	$38,035
Comprehensive income attributable to noncontrolling interest	(3,703)	(2,184)	(7,794)	(5,556)
Comprehensive income attributable to controlling interest	$47,584	$5,122	$108,845	$32,479
Per share data:
Basic:
Net income available to common stockholders	$0.70	$0.02	$1.63	$0.46
Weighted average number of shares outstanding during the period	64,810,184	61,884,963	64,499,545	49,857,233
Diluted:
Net income available to common stockholders	$0.70	$0.02	$1.62	$0.46
Weighted average number of shares outstanding during the period	64,972,852	62,059,762	64,677,521	50,087,161
Dividend per common share	$1.44	$1.30	$2.88	$2.51

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the six months ended June 30, 2015
(Unaudited)
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2014	2,950	$73,750	63,683	$6	$6,651,165	$(650,797)	$(51,452)	$113,396	$6,136,068
Net income	—	—	—	—	—	107,545	—	7,750	115,295
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	3,354	111	3,465
Change in fair value of marketable securities	—	—	—	—	—	—	(2,054)	(67)	(2,121)
Issuance of common stock under:
Stock option and restricted stock plans	—	—	140	—	18,346	—	—	—	18,346
Sale of common stock	—	—	1,220	—	272,664	—	—	—	272,664
Equity based compensation costs	—	—	—	—	1,921	—	—	1,536	3,457
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	—	—	—	(144)	(144)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	(384)	—	—	—	(384)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11,589)	(11,589)
Redemptions of noncontrolling interest	—	—	—	—	(2,083)	—	—	(405)	(2,488)
Common and preferred stock dividends	—	—	—	—	—	(187,929)	—	—	(187,929)
Balances at June 30, 2015	2,950	$73,750	65,043	$6	$6,941,629	$(731,181)	$(50,152)	$110,588	$6,344,640

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$115,295	$31,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,638	151,604
Amortization of discount on marketable securities	(5,777)	(3,965)
Amortization of (premium) discount and debt financing costs, net	(11,125)	(846)
Gain on sale of marketable securities	—	(886)
Company's share of gain on the sales of co-investment	(469)	(3,211)
Earnings from co-investments	(8,314)	(12,944)
Operating distributions from co-investments	14,804	12,091
Gains on the sales of real estate and land	(7,112)	(7,481)
Non cash merger and integration expenses	—	7,562
Equity-based compensation	3,457	3,625
Gain on remeasurement of co-investments	(34,014)	—
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	(6,646)	2,425
Accounts payable and accrued liabilities	4,924	9,299
Other liabilities	1,387	665
Net cash provided by operating activities	287,048	188,990
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(314,890)	(108,820)
Redevelopment	(41,796)	(31,470)
Development acquisitions of and additions to real estate under development	(122,377)	(58,899)
Capital expenditures on rental properties	(24,673)	(13,710)
Acquisition of membership interest in co-investments	(115,724)	—
Proceeds from insurance for property losses	11,735	10,000
Proceeds from dispositions of real estate	74,485	14,123
BRE merger consideration paid	—	(555,826)
Proceeds from dispositions of co-investments	11,072	13,900
Contributions to co-investments	(97,512)	(58,029)
Changes in restricted cash and refundable deposits	49,808	(3,606)
Purchases of marketable securities	(7,250)	(14,341)
Sales and maturities of marketable securities	1,968	5,192
Collections of notes and other receivables	—	56,750
Non-operating distributions from co-investments	—	8,599
Net cash used in investing activities	(575,154)	(736,137)
Cash flows from financing activities:
Borrowings under debt agreements	923,431	1,321,044
Repayment of debt	(730,712)	(1,077,210)
Additions to deferred charges	(4,456)	(16,401)
Net proceeds from issuance of common stock	272,664	278,334
Net proceeds from stock options exercises	18,346	5,503
Distributions to noncontrolling interest	(11,033)	(7,510)
Redemption of noncontrolling interest	(2,488)	(2,550)
Common and preferred stock dividends paid	(177,019)	(94,961)
Net cash provided by financing activities	288,733	406,249

	Six Months Ended June 30,
	2015	2014
Cash acquired from the BRE merger	—	140,353
Cash acquired in consolidation of co-investment	4,005	—
Net increase (decrease) in cash and cash equivalents	4,632	(545)
Cash and cash equivalents at beginning of period	25,610	18,491
Cash and cash equivalents at end of period	$30,242	$17,946

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $8.3 million and $11.7 million capitalized in 2015 and 2014, respectively	$86,347	$44,437
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$1,419,816
Retirement of Operating Partnership units	$—	$(1,419,816)
Transfer from real estate under development to rental properties	$300,751	$4,580
Transfer from real estate under development to co-investments	$3,780	$49,776
Reclassifications of and changes in redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$574	$18,766
Debt assumed in connection with acquisition of co-investment	$114,435	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	June 30, 2015	December 31, 2014
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,569,733	$2,424,930
Buildings and improvements	9,700,056	8,819,751
	12,269,789	11,244,681
Less accumulated depreciation	(1,758,887)	(1,564,806)
	10,510,902	9,679,875
Real estate under development	220,911	429,096
Co-investments	1,044,208	1,042,423
Real estate held for sale, net	—	56,300
	11,776,021	11,207,694
Cash and cash equivalents-unrestricted	30,242	25,610
Cash and cash equivalents-restricted	34,910	70,139
Marketable securities and other investments	121,244	117,240
Notes and other receivables	25,676	24,923
Acquired in place lease value	25,907	47,748
Prepaid expenses and other asset	31,004	33,378
Total assets	$12,045,004	$11,526,732

LIABILITIES AND CAPITAL
Mortgage notes payable, net	$2,247,463	$2,234,317
Unsecured debt, net	3,093,106	2,603,548
Lines of credit, net	28,762	242,824
Accounts payable and accrued liabilities	146,251	135,162
Construction payable	26,596	30,892
Distributions payable	99,687	88,221
Other liabilities	34,669	32,444
Total liabilities	5,676,534	5,367,408
Commitments and contingencies
Redeemable noncontrolling interest	23,830	23,256
Capital:
General Partner:
Common equity (65,042,681 and 63,682,646 units issued and outstanding, respectively)	6,212,995	6,002,915
Series H 7.125% Preferred interest (liquidation value of $73,750)	71,209	71,209
	6,284,204	6,074,124
Limited Partners:
Common equity (2,181,076 and 2,168,158 units issued and outstanding, respectively)	46,963	48,665
Accumulated other comprehensive loss	(48,012)	(49,356)
Total partners' capital	6,283,155	6,073,433
Noncontrolling interest	61,485	62,635
Total capital	6,344,640	6,136,068
Total liabilities and capital	$12,045,004	$11,526,732

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental and other property	$294,101	$256,952	$574,330	$416,302
Management and other fees from affiliates	2,061	2,836	4,705	4,495
	296,162	259,788	579,035	420,797
Expenses:
Property operating, excluding real estate taxes	57,400	53,213	113,019	90,180
Real estate taxes	32,677	30,345	64,229	45,684
Depreciation and amortization	113,731	101,292	220,638	151,604
General and administrative	9,549	9,558	20,094	17,141
Merger and integration expenses	1,410	26,497	3,798	42,556
Acquisition costs	429	529	976	717
	215,196	221,434	422,754	347,882
Earnings from operations	80,966	38,354	156,281	72,915
Interest expense	(50,802)	(42,151)	(98,348)	(71,192)
Interest and other income	3,254	2,814	7,453	5,693
Equity income in co-investments	4,472	5,629	8,783	16,155
Gains on sale of real estate and land	—	—	7,112	7,481
Gain on remeasurement of co-investment	12,652	—	34,014	—
Net income	50,542	4,646	115,295	31,052
Net income attributable to noncontrolling interest	(2,141)	(1,916)	(4,106)	(3,625)
Net income attributable to controlling interest	48,401	2,730	111,189	27,427
Preferred interest distributions	(1,313)	(1,314)	(2,627)	(2,682)
Net income available to common unitholders	$47,088	$1,416	$108,562	$24,745
Comprehensive income	$51,287	$7,306	$116,639	$38,035
Comprehensive income attributable to noncontrolling interest	(2,141)	(1,916)	(4,106)	(3,625)
Comprehensive income attributable to controlling interest	$49,146	$5,390	$112,533	$34,410
Per unit data:
Basic:
Net income available to common unitholders	$0.70	$0.02	$1.63	$0.47
Weighted average number of common units outstanding during the period	66,992,209	64,058,505	66,682,708	52,127,261
Diluted:
Net income available to common unitholders	$0.70	$0.02	$1.62	$0.47
Weighted average number of common units outstanding during the period	67,154,877	64,233,304	66,860,684	52,357,189
Distribution per common unit	$1.44	$1.30	$2.88	$2.51

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the six months ended June 30, 2015
(Dollars and units in thousands)
(Unaudited)

	General Partner			Limited Partners		Accumulated
			Preferred			Other
	Common Equity		Equity	Common Equity		Comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	(Loss) Income	Interest	Total
Balances at December 31, 2014	63,683	$6,002,915	$71,209	2,168	$48,665	$(49,356)	$62,635	$6,136,068
Net income	—	104,918	2,627	—	3,644	—	4,106	115,295
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	3,465	—	3,465
Change in fair value of marketable securities	—	—	—	—	—	(2,121)	—	(2,121)
Issuance of common units under:
General partner's stock based compensation	140	18,346	—	17	1,536	—	—	19,882
Sale of common stock by general partner	1,220	272,664	—	—	—	—	—	272,664
Equity based compensation costs	—	1,921	—	—	—	—	—	1,921
Changes in redemption value of redeemable noncontrolling interest	—	(384)	—	—	—	—	—	(384)
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	—	—	(144)	(144)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,112)	(5,112)
Redemptions	—	(2,083)	—	(4)	(405)	—	—	(2,488)
Distributions declared	—	(185,302)	(2,627)	—	(6,477)	—	—	(194,406)
Balances at June 30, 2015	65,043	$6,212,995	$71,209	2,181	$46,963	$(48,012)	$61,485	$6,344,640

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$115,295	$31,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,638	151,604
Amortization of discount on marketable securities	(5,777)	(3,965)
Amortization of (premium) discount and debt financing costs, net	(11,125)	(846)
Gain on sale of marketable securities	—	(886)
Company's share of gain on the sales of co-investment	(469)	(3,211)
Earnings from co-investments	(8,314)	(12,944)
Operating distributions from co-investments	14,804	12,091
Gain on the sales of real estate and land	(7,112)	(7,481)
Non cash merger and integration expenses	—	7,562
Equity-based compensation	3,457	3,625
Gain on remeasurement of co-investments	(34,014)	—
Changes in operating assets and liabilities:
Prepaid expense, in-place lease value, receivables and other assets	(6,646)	2,425
Accounts payable and accrued liabilities	4,924	9,299
Other liabilities	1,387	665
Net cash provided by operating activities	287,048	188,990
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(314,890)	(108,820)
Redevelopment	(41,796)	(31,470)
Development acquisitions of and additions to real estate under development	(122,377)	(58,899)
Capital expenditures on rental properties	(24,673)	(13,710)
Acquisition of membership interest in co-investments	(115,724)	—
Proceeds from insurance for property losses	11,735	10,000
Proceeds from dispositions of real estate	74,485	14,123
BRE merger cash consideration paid	—	(555,826)
Proceeds from dispositions of co-investments	11,072	13,900
Contributions to co-investments	(97,512)	(58,029)
Changes in restricted cash and refundable deposits	49,808	(3,606)
Purchases of marketable securities	(7,250)	(14,341)
Sales and maturities of marketable securities	1,968	5,192
Collections of notes and other receivables	—	56,750
Non-operating distributions from co-investments	—	8,599
Net cash used in investing activities	(575,154)	(736,137)
Cash flows from financing activities:
Borrowings under debt agreements	923,431	1,321,044
Repayment of debt	(730,712)	(1,077,210)
Additions to deferred charges	(4,456)	(16,401)
Net proceeds from issuance of common units	272,664	278,334
Net proceeds from stock options exercises	18,346	5,503
Distributions to noncontrolling interest	(4,884)	(2,045)
Redemption of noncontrolling interest	(2,488)	(414)
Common and preferred units and preferred interest distributions paid	(183,168)	(102,562)
Net cash provided by financing activities	288,733	406,249

	Six Months Ended June 30,
	2015	2014
Cash acquired from the BRE merger	—	140,353
Cash acquired in consolidation of co-investment	4,005	—
Net increase (decrease) in cash and cash equivalents	4,632	(545)
Cash and cash equivalents at beginning of period	25,610	18,491
Cash and cash equivalents at end of period	$30,242	$17,946

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $8.3 million and $11.7 million capitalized in 2015 and 2014, respectively	$86,347	$44,437
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$1,419,816
Retirement of Operating Partnership units	$—	$(1,419,816)
Transfer from real estate under development to rental properties	$300,751	$4,580
Transfer from real estate under development to co-investments	$3,780	$47,776
Reclassification of and changes in redeemable noncontrolling interest from common equity and noncontrolling interest	$574	$18,766
Debt assumed in connection with acquisition of co-investment	$114,435	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 include the accounts of the Company and the Operating Partnership.  Essex is the sole general partner in the Operating Partnership, with a 96.8% general partnership interest as of June 30, 2015.  Total Operating Partnership limited partnership units outstanding were 2,181,076 and 2,168,158 as of June 30, 2015 and December 31, 2014, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $463.5 million and $447.9 million, as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the Company owned or had ownership interests in 245 apartment communities, aggregating 58,768 units, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), four commercial buildings and nine active developments (collectively, the “Portfolio”).  The Communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

New Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which provides new consolidation guidance and makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In April 2015, the FASB issued ASU No. 2015-03 "Simplifying the Presentation of Debt Issuance Costs," which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets.  The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted.  The new standard must be applied retrospectively to all prior periods presented in the consolidated financial statements.  The Company adopted this standard during the second quarter of 2015. This adoption resulted in a reclassification of $32.1 million and $29.4 million in debt issuance costs, net of accumulated amortization from an asset to a reduction to associated debt liabilities as of June 30, 2015 and December 31, 2014, respectively.

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
June 30, 2015 and 2014
(Unaudited)

(“FASB”) standard for fair value measurements), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses, interest and dividend income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of June 30, 2015 and December 31, 2014, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in US treasury or agency securities.  As of June 30, 2015 and December 31, 2014, the Company classified its investments in mortgage backed securities, which mature through November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  As of June 30, 2015 and December 31, 2014, marketable securities consist of the following ($ in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$8,746	$149	$8,895
Investment funds - US treasuries	3,769	6	3,775
Common stock and stock funds	31,755	3,076	34,831
Held to maturity:
Mortgage backed securities	73,743	—	73,743
Total - Marketable securities and other investments	$118,013	$3,231	$121,244

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$9,435	$145	$9,580
Investment funds - US treasuries	3,769	3	3,772
Common stock and stock funds	25,755	5,137	30,892
Held to maturity:
Mortgage backed securities	67,996	—	67,996
Total - marketable securities	$106,955	$5,285	$112,240
Other investments	5,000	—	5,000
Total - Marketable securities and other investments	$111,955	$5,285	$117,240

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the six months ended June 30, 2015 and 2014, the proceeds from sales of available for sale securities totaled $2.0 million and $5.2 million, respectively, which resulted in no realized gains or losses and gains of $0.9 million, respectively.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 963,789 and 974,790 as of June 30, 2015 and December 31, 2014 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $204.8 million and $201.4 million, as of June 30, 2015 and December 31, 2014, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $236.5 million and $207.9 million, respectively, as of June 30, 2015 and $235.1 million and $209.1 million,

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)

respectively, as of December 31, 2014.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash distributions made to those interest holders.  The remaining results of operations are allocated to the Company.  As of June 30, 2015 and December 31, 2014, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of outstanding lines of credit, and notes and other receivables approximate fair value as of June 30, 2015 and December 31, 2014, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $4.8 billion of fixed rate debt, including unsecured bonds, at June 30, 2015 is approximately $4.9 billion and the Company’s variable rate debt, excluding borrowings under the lines of credit, at June 30, 2015 approximates its fair value based on the terms of existing mortgage notes payable, unsecured bonds and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of June 30, 2015 due to the short-term maturity of these instruments.  Marketable securities, except mortgage backed securities that are held to maturity, and derivatives are carried at fair value as of June 30, 2015.

At June 30, 2015, the Company’s investments in mortgage backed securities had a carrying value of $73.7 million and the Company estimated the fair value to be approximately $101.9 million.  At December 31, 2014, the Company’s investments in mortgage backed securities had a carrying value of $68.0 million and the Company estimated the fair value to be approximately $96.0 million.  The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $3.4 million and $3.0 million during the three months ended June 30, 2015 and 2014, respectively, and $5.4 million and $4.7 million during the six months ended June 30, 2015 and 2014, respectively. The Company capitalizes leasing commissions associated with the lease-up of a development community and amortizes the costs over the life of the leases.  The amounts capitalized for leasing commissions are immaterial for all periods presented.

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
June 30, 2015 and 2014
(Unaudited)

earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible. Any promote fees are reflected in equity income in co-investments.

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
(in thousands)

	Change in fair value and amortization of derivatives	Unrealized gains on available for sale securities	Total
Balance at December 31, 2014	$(56,003)	$4,551	$(51,452)
Other comprehensive income before reclassification	(2,461)	(2,054)	(4,515)
Amounts reclassified from accumulated other comprehensive loss	5,815	—	5,815
Other comprehensive income	3,354	(2,054)	1,300
Balance at June 30, 2015	$(52,649)	$2,497	$(50,152)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
(in thousands):

	Change in fair value and amortization of derivatives	Unrealized gains on available for sale securities	Total
Balance at December 31, 2014	$(53,980)	$4,624	$(49,356)
Other comprehensive income before reclassification	(2,546)	(2,121)	(4,667)
Amounts reclassified from accumulated other comprehensive loss	6,011	—	6,011
Other comprehensive income	3,465	(2,121)	1,344
Balance at June 30, 2015	$(50,515)	$2,503	$(48,012)

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
June 30, 2015 and 2014
(Unaudited)

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
(2)  Significant Transactions During the Second Quarter of 2015 and Subsequent Events

Significant Transactions

Acquisitions

In April 2015, the Company purchased an additional 49.5% interest in Reveal, a 438 apartment community located in Woodland Hills, CA, from Wesco I, a related party in which the Company holds a 50.0% noncontrolling interest, for a contract price of $73.0 million. As a result of the acquisition, the property is now consolidated and the Company recorded a gain of $12.7 million to remeasure the portion of its investment in Wesco I related to Reveal at fair value. The gain is included in “Gain on remeasurement of co-investment” on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015.

In June 2015, the Company purchased Avant, a 247 apartment community, located in downtown Los Angeles, California, for $99.0 million.

In June 2015, the Company made a $10.0 million preferred equity investment in a related party limited liability company that owns Greentree Apartments, a 220 apartment community located in San Jose, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in June 2022. (See Note 5 - "Related Party Transactions" for further discussion.)

In June 2015, the Company made a $5.0 million preferred equity investment in a related party limited liability company that owns Sterling Cove Apartments, a 218 apartment community located in Concord, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in June 2022. (See Note 5 - "Related Party Transactions" for further discussion.)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)

Common Stock

During the second quarter, the Company issued 396,840 shares of common stock, through our equity distribution program, at an average price of $223.59 for net proceeds of $88.5 million.

During the third quarter through August 3, 2015, the Company did not sell any shares of common stock through its equity distribution program or through other means.

Subsequent Events

There were no material subsequent events.

(3) Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.  The following table details the carrying value of Company's co-investments (in thousands):

	June 30, 2015	December 31, 2014
Membership interest/Partnership interest in:
Wesco I and III	$156,024	$188,853
Fund II	228	696
Expo	6,825	7,352
The Huxley	—	11,471
CPPIB	339,600	336,977
Wesco IV	65,720	67,937
BEXAEW	92,260	97,686
Palm Valley	69,494	70,186
Total operating co-investments	730,151	781,158
Total development co-investments	194,442	152,574
Total preferred interest co-investments	119,615	108,691
Total co-investments	$1,044,208	$1,042,423

The combined summarized financial information of co-investments are as follows (in thousands).

	June 30, 2015	December 31, 2014
Combined balance sheets: (1)
Rental properties and real estate under development	$3,275,960	$3,426,574
Other assets	110,690	107,902
Total assets	$3,386,650	$3,534,476
Debt	$1,391,474	$1,568,398
Other liabilities	95,386	91,579
Equity (1)	1,899,790	1,874,499
Total liabilities and equity	$3,386,650	$3,534,476
Company's share of equity	$1,044,208	$1,042,423

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Combined statements of income: (1)
Property revenues	$62,092	$48,784	$125,589	$76,744
Property operating expenses	(23,184)	(18,556)	(46,138)	(30,116)
Net operating income	38,908	30,228	79,451	46,628
Gain on sale of real estate	—	—	14	11,369
Interest expense	(11,097)	(9,422)	(22,413)	(15,445)
General and administrative	(1,473)	(1,811)	(3,079)	(3,199)
Equity income from co-investments (2)	—	4,784	—	9,543
Depreciation and amortization	(24,265)	(17,885)	(49,646)	(28,578)
Net income	$2,073	$5,894	$4,327	$20,318
Company's share of net income (3)	$4,472	$5,629	$8,783	$16,155

(1) Includes preferred equity investments held by the Company.
(2) Represents income from Wesco II's preferred equity investment in Park Merced.
(3) Includes the Company's share of equity income from co-investments and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments.

(4) Notes and Other Receivables

Notes receivable secured by real estate and other receivables consist of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Notes receivable, secured, bearing interest at 6.0%, due December 2016	$3,219	$3,212
Notes and other receivables from affiliates	4,109	8,105
Other receivables	18,348	13,606
	$25,676	$24,923

(5) Related Party Transactions

The Company charges certain fees to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.6 million and $5.0 million during the three months ended June 30, 2015 and 2014, respectively and $9.3 million and $7.6 million during the six months ended June 30, 2015 and 2014, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.5 million and $2.2 million against general and administrative expenses for the three months ended June 30, 2015 and 2014, respectively and $4.6 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the NYSE.

During the first quarter, a multifamily property, located in Anaheim, CA that was owned by an entity affiliated with MMC, in which the Company held a preferred equity investment, was sold. That investment of $13.7 million plus an additional $1.3 million in cash was invested as outlined in the next two paragraphs. The $13.7 million preferred equity investment earned a 9.0% preferred return and was scheduled to mature in September 2020.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)

In June 2015, the Company made a $10.0 million preferred equity investment in an entity affiliated with MMC that owns Greentree Apartments, a 220 apartment community located in San Jose, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in June 2022. Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity.

In June 2015, the Company made a $5.0 million preferred equity investment in a related party limited liability company that owns Sterling Cove Apartments, a 218 apartment community located in Concord, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in June 2022. Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity.

In July 2014, the Company acquired Paragon Apartments, a 301 apartment community located in Fremont, CA for $111.0 million from an entity that was partially owned by an affiliate of MMC.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the acquisition of Paragon Apartments.

The Company has provided short-term bridge loans to affiliates.  As of June 30, 2015 and December 31, 2014, $4.1 million and $8.1 million of short-term loans remained outstanding due from joint venture affiliates.

(6) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership.  The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such debt.

Debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014	Weighted Average Maturity In Years
Bonds private placement - fixed rate	$463,667	$463,443	3.7
Term loan - variable rate	224,299	224,130	1.4
Unsecured Bonds - fixed rate	2,405,140	1,915,975	7.3
Unsecured debt, net (1)	3,093,106	2,603,548
Lines of credit, net (2)	28,762	242,824
Mortgage notes payable, net (3)	$2,247,463	$2,234,317	6.5
Total debt	$5,369,331	$5,080,689
Weighted average interest rate on fixed rate unsecured and private placement bonds	3.6%	3.6%
Weighted average interest rate on variable rate term loan	2.4%	2.4%
Weighted average interest rate on lines of credit	1.9%	1.8%
Weighted average interest rate on mortgage notes payable	4.4%	4.6%

(1) Includes unamortized premium of $20.2 million and $27.5 million and reduced by unamortized debt issuance costs of $17.1 million and $13.9 million, as of June 30, 2015 and December 31, 2014, respectively.
(2) Reduced by unamortized debt issuance costs of $3.9 million and $3.6 million, as of June 30, 2015 and December 31, 2014, respectively.
(3) Includes unamortized premium of $73.8 million and $83.8 million and reduced by unamortized debt issuance costs of $11.1 million and $11.9 million, as of June 30, 2015 and December 31, 2014, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)

The aggregate scheduled principal payments of the Company’s outstanding debt as of June 30, 2015 are as follows (excluding lines of credit):

Remaining in 2015	$14,389
2016	391,519
2017	564,178
2018	320,621
2019	641,393
Thereafter	3,342,728
$5,274,828

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

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Southern California	$131,026	$114,780	$254,481	$184,391
Northern California	106,923	87,722	209,350	144,210
Seattle Metro	49,826	44,444	98,480	73,149
Other real estate assets	6,326	10,006	12,019	14,552
Total property revenues	$294,101	$256,952	$574,330	$416,302
Net operating income:
Southern California	87,810	75,292	173,340	122,231
Northern California	76,451	60,797	148,967	100,720
Seattle Metro	33,674	29,401	66,803	48,447
Other real estate assets	6,089	7,904	7,972	9,040
Total net operating income	204,024	173,394	397,082	280,438
Management and other fees from affiliates	2,061	2,836	4,705	4,495
Depreciation and amortization	(113,731)	(101,292)	(220,638)	(151,604)
General and administrative	(9,549)	(9,558)	(20,094)	(17,141)
Merger and integration expenses	(1,410)	(26,497)	(3,798)	(42,556)
Acquisition costs	(429)	(529)	(976)	(717)
Interest expense	(50,802)	(42,151)	(98,348)	(71,192)
Interest and other income	3,254	2,814	7,453	5,693
Equity income from co-investments	4,472	5,629	8,783	16,155
Gains on sale of real estate and land	—	—	7,112	7,481
Gain on remeasurement of co-investment	12,652	—	34,014	—
Net income	$50,542	$4,646	$115,295	$31,052

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)

Total assets for each of the reportable operating segments are summarized as follows as of June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015	December 31, 2014
Assets:
Southern California	$4,836,313	$4,241,277
Northern California	3,899,013	3,641,720
Seattle Metro	1,624,134	1,647,058
Other real estate assets	151,442	149,820
Net reportable operating segment - real estate assets	10,510,902	9,679,875
Real estate under development	220,911	429,096
Co-investments	1,044,208	1,042,423
Real estate held for sale, net	—	56,300
Cash and cash equivalents, including restricted cash	65,152	95,749
Marketable securities and other investments	121,244	117,240
Notes and other receivables	25,676	24,923
Other non-segment assets	56,911	81,126
Total assets	$12,045,004	$11,526,732

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)

(8) Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

Essex Property Trust, Inc.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$45,555	64,810,184	$0.70	$1,207	61,884,963	$0.02
Effect of Dilutive Securities	—	162,668		—	174,799
Diluted:
Net income available to common stockholders	$45,555	64,972,852	$0.70	$1,207	62,059,762	$0.02

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$104,918	64,499,545	$1.63	$23,119	49,857,233	$0.46
Effect of Dilutive Securities	—	177,976		—	229,928
Diluted:
Net income available to common stockholders	$104,918	64,677,521	$1.62	$23,119	50,087,161	$0.46

Weighted average convertible limited partnership units of 2,182,025 and 2,173,542, which include vested Series Z-1 incentive units, for the three months ended June 30, 2015 and 2014, respectively, and 2,183,163 and 2,270,029 for the six months ended June 30, 2015, and 2014, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. The related income allocated to these convertible limited partnership units, which includes vested Series Z-1 units, aggregated $1.6 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $3.6 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. The Company has the ability and intention to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 24,500 and 24,500 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2015, respectively, because the effects on earnings per share were anti-dilutive. Stock options of 36,956 and 53,244 for the three and six months ended June 30, 2014, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)

Essex Portfolio, L.P.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$47,088	66,992,209	$0.70	$1,416	64,058,505	$0.02
Effect of Dilutive Securities	—	162,668		—	174,799
Diluted:
Net income available to common unitholders	$47,088	67,154,877	$0.70	$1,416	64,233,304	$0.02

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$108,562	66,682,708	$1.63	$24,745	52,127,261	$0.47
Effect of Dilutive Securities	—	177,976		—	229,928
Diluted:
Net income available to common unitholders	$108,562	66,860,684	$1.62	$24,745	52,357,189	$0.47

Stock options of 24,500 and 24,500 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2015, respectively, because the effects on earnings per share were anti-dilutive. Stock options of 36,956 and 53,244 for the three and six months ended June 30, 2014, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive. Additionally, excludes 903,285 DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

(9) Derivative Instruments and Hedging Activities

As of June 30, 2015, the Company has entered into interest rate swap contracts with an aggregate notional amount of $225 million that effectively fixed the interest rate on the $225 million unsecured term loan at 2.4%.  These derivatives qualify for hedge accounting.

As of June 30, 2015, the Company has interest rate cap contracts totaling a notional amount of $148.1 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for substantially all of the Company’s tax exempt variable rate debt.

The Company has total return swaps, with a notional amount of $114.4 million and a carrying value and fair value of $19 thousand at June 30, 2015.

As of June 30, 2015 and December 31, 2014, the aggregate carrying value of the interest rate swap contracts was a liability of $1.9 million and $1.8 million, respectively, which is classified in other liabilities on the condensed consolidated balance sheets.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)

(10) Commitments and Contingencies

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the condensed consolidated financial statements, the Company will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue an appropriate liability for remediation and other potential liability. The Company will consider whether such occurrence results in an impairment of value on the affected property and, if so, impairment will be recognized. The Company has been sued in the ordinary course of business.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with the Company’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of June 30, 2015, had an approximately 96.8% general partner interest in the Operating Partnership.

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

As of June 30, 2015, the Company had ownership interests in 245 apartment communities, comprising 58,768 apartment units, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in four commercial buildings with approximately 320,235 square feet and nine active developments.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of June 30, 2015, the Company’s development pipeline was comprised of two consolidated projects under development and seven unconsolidated joint venture projects under development, all aggregating 2,759 apartment units, with total incurred costs of $0.7 billion, and estimated remaining project costs of $0.9 billion for total estimated project costs of $1.6 billion.

The Company’s consolidated apartment communities are as follows:

	As of June 30, 2015		As of June 30, 2014
	Apartment Units	%	Apartment Units	%
Southern California	23,514	48%	22,207	47%
Northern California	14,807	31%	13,769	30%
Seattle Metro	10,239	21%	9,996	21%
Arizona	-	-	902	2%
Total	48,560	100%	46,874	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), Canadian Pension Plan Investment Board ("CPPIB" or "CPP"), Palm Valley and BEXAEW, LLC (“BEXAEW”) communities, and preferred equity interest co-investment communities are not included in the table presented above for both periods.

On April 1, 2014, the Company completed the merger with BRE Properties, Inc. ("BRE"). For further details regarding the merger see the discussion set forth under the caption "BRE Merger" in note 1 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. The net assets and results of operations of BRE are included in our consolidated financial statements as of April 1, 2014.

In March 2015, the Company issued $500.0 million of 3.50% senior unsecured notes that mature on April 1, 2025.  The interest is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015 until the maturity date in April 2025.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s $1.0 billion unsecured line of credit facility, its $25.0 million unsecured working capital line and for other general corporate purposes.

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

In April 2015, the Company purchased an additional 49.5% interest in Reveal, a 438 apartment community located in Woodland Hills, CA, from Wesco I, a related party in which the Company holds a 50.0% noncontrolling interest, for a contract price of $73.0 million. As a result of the acquisition, the property is now consolidated and the Company recorded a gain of $12.7 million to remeasure the portion of its investment in Wesco I related to Reveal at fair value. The gain is included in “Gain on remeasurement of co-investment” on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015.

In June 2015, the Company purchased Avant, a 247 apartment community, located in downtown Los Angeles, California, for $99.0 million.

In June 2015 the Company made a $10.0 million preferred equity investment in a related party limited liability company that owns Greentree Apartments, a 220 apartment community located in San Jose, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in June 2022.

In June 2015 the Company made a $5.0 million preferred equity investment in a related party limited liability company that owns Sterling Cove Apartments, a 218 apartment community located in Concord, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in June 2022.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended June 30, 2015 and 2014) was 96.1% and 95.8% for the three months ended June 30, 2015 and 2014, respectively.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

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

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,
	2015	2014
Southern California	95.9%	95.9%
Northern California	96.3%	95.7%
Seattle Metro	96.1%	95.8%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Properties:

	Number of	Three Months Ended June 30,		Dollar	Percentage
	Properties	2015	2014	Change	Change
Property Revenues ($ in thousands)
Quarterly Same-Property(1):
Southern California	84	$115,117	$108,865	$6,252	5.7%
Northern California	51	91,559	82,764	8,795	10.6
Seattle Metro	45	45,493	42,318	3,175	7.5
Total Quarterly Same-Property revenues	180	252,169	233,947	18,222	7.8
Quarterly Non-Same Property Revenues		41,932	23,005	18,927	82.3
Total property revenues		$294,101	$256,952	$37,149	14.5%

(1)	Quarterly Same-Property includes BRE properties acquired on April 1, 2014.

Quarterly Same-Property Revenues increased by $18.2 million or 7.8% to $252.2 million in the second quarter of 2015 from $233.9 million in the second quarter of 2014.  The increase was primarily attributable to an increase of 7.3% in average rental rates from $1,780 per unit in the second quarter of 2014 to $1,910 per unit in the second quarter of 2015.  On a sequential basis the Company experienced Quarterly Same-Property revenue growth from the first quarter of 2015 to the second quarter of 2015 of $5.6 million or 2.3%, resulting from sequential revenue growth in all three regions mainly driven by an increase in average rental rates of 2.2% with no change in occupancy compared to the first quarter of 2015.

Quarterly Non-Same Property Revenues increased by $18.9 million or 82.3% to $41.9 million in the second quarter of 2015 from $23.0 million in the second quarter of 2014.  The increase was primarily due to revenue generated by ten communities acquired or consolidated since April 1, 2014 and four communities acquired aggregating 710 units during 2013 and 2012, which stabilized after April 1, 2014.

Management and other fees from affiliates decreased by $0.8 million in the second quarter of 2015 as compared to the second quarter of 2014.  The decrease is primarily due to the loss of asset and management fees in 2015, as compared to 2014, due to the consolidation of The Huxley, The Dylan, Reveal in 2015 and the sale of certain Fund II communities, in addition to a one time acquisition fee of $0.5 million received during the second quarter of 2014.

Property operating expenses, excluding real estate taxes increased $4.2 million to $57.4 million in the second quarter of 2015 from $53.2 million in the second quarter of 2014, primarily due to the acquisition or consolidation of ten communities since April 1, 2014. Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $1.7 million or 3.5% for the second quarter of 2015 compared to the second quarter of 2014, primarily due to a $0.9 increase in maintenance and repairs and a $0.8 million increase in management fees.

Real estate taxes increased by $2.3 million for the second quarter of 2015 compared to the second quarter of 2014 due primarily to the acquisition or consolidation of ten communities since April 1, 2014.  Quarterly Same-Property real estate taxes decreased by $0.6 million or 2.3% for the second quarter of 2015 compared to the second quarter of 2014 primarily due property tax refunds received in 2015 related to 2014.

Depreciation and amortization expense increased by $12.4 million for the second quarter of 2015 compared to the second quarter of 2014, due to the acquisition or consolidation of ten communities since April 1, 2014.

Merger and integration expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE and related integration activity.  Merger and integration expenses were $1.4 million for the second quarter of 2015 and $26.5 million for the second quarter of 2014.

Interest expense increased $8.7 million for the second quarter of 2015 compared to the second quarter of 2014, primarily due to a $4.3 million decrease in capitalized interest for the second quarter of 2015 compared to the second quarter of 2014, due to the decrease in development costs as compared to the same period in 2014.

Interest and other income increased by $0.4 million for the second quarter of 2015 compared to the second quarter of 2014 primarily due to an increase in interest income attributable to an increase in the estimated yield on mortgage backed securities.

Equity income in co-investments decreased $1.2 million for the second quarter of 2015 compared to the second quarter of 2014 primarily due to the events in 2014 which did not recur, including a promote income allocation of $1.1 million during the second quarter of 2014.

Gain on remeasurement of co-investment increased by $12.7 million for the second quarter of 2015 compared to the second quarter of 2014 due to the remeasurement of the Company's investment in the Reveal community due to the acquisition of a controlling interest in the property.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Our average financial occupancies for the Company’s stabilized apartment communities or “2015/2014 Same-Property” (stabilized properties consolidated by the Company for the six months ended June 30, 2015 and 2014) was 96.3% for both the six months ended June 30, 2015 and 2014.

The regional breakdown of the Company’s 2015/2014 Same-Property portfolio for financial occupancy for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,
	2015	2014
Southern California	96.4%	96.4%
Northern California	96.3%	96.2%
Seattle Metro	96.3%	96.3%

The following table provides a breakdown of revenue amounts, including revenues attributable to the 2015/2014 Same-Properties:

	Number of	Six Months Ended June 30,		Dollar	Percentage
	Properties	2015	2014	Change	Change
Property Revenues ($ in thousands)
2015/2014 Same-Property(1):
Southern California	58	$139,525	$131,492	$8,033	6.1%
Northern California	38	122,919	111,253	11,666	10.5
Seattle Metro	34	60,710	56,439	4,271	7.6
Total 2015/2014 Same-Property revenues	130	323,154	299,184	23,970	8.0
2015/2014 Non-Same Property Revenues		251,176	117,118	134,058	114.5
Total property revenues		$574,330	$416,302	$158,028	38.0%

(1)	2015/2014 Same-Property excludes BRE properties acquired April 1, 2014.

2015/2014 Same-Property Revenues increased by $24.0 million or 8.0% to $323.2 million for the six months ended June 30, 2015 from $299.2 million for the six months ended June 30, 2014.  The increase was primarily attributable to an increase of 8.0% in scheduled rents of $1,701 per unit for the six months ended June 30, 2014 to $1,837 per unit for the six months ended June 30, 2015.

2015/2014 Non-Same Property Revenues increased by $134.1 million or 114.5% to $251.2 million for the six months ended June 30, 2015 from $117.1 million for the six months ended June 30, 2014.  The increase was primarily due to revenue generated from the BRE merger and twelve other communities acquired or consolidated since January 1, 2014 and four communities aggregating 710 units acquired during 2013 and 2012, which stabilized in 2014.

Management and other fees from affiliates increased by $0.2 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  The increase is primarily due to the asset and property management fees earned from co-investments formed or acquired in 2014 and 2015, partially offset by the loss of asset and management fees in 2015, due to the consolidation of The Huxley, The Dylan, Reveal in 2015 and the sale of certain Fund II communities. Additionally, the Company received a one time acquisition fee of $0.5 million received during the second quarter of 2014.

Property operating expenses, excluding real estate taxes increased $22.8 million to $113.0 million for the six months ended June 30, 2015 from $90.2 million for the six months ended June 30, 2014, primarily due to the BRE merger and the acquisition of or consolidation of twelve communities since January 1, 2014.  2015/2014 Same-Property operating expenses, excluding real estate taxes, increased by $0.5 million or 0.8% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a $0.5 million increase in administrative expenses.

Real estate taxes increased by $18.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due primarily to the BRE merger and the acquisition or consolidation of twelve communities since January 1, 2014.  2015/2014 Same-Property real estate taxes increased by $0.5 million or 1.7% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Depreciation and amortization expense increased by $69.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to the BRE merger and the acquisition or consolidation of twelve communities since January 1, 2014.

General and administrative expense increased $3.0 million or 17.2% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to additional corporate employees from the BRE merger.

Merger and integration expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE and related integration activity.  Merger and integration expenses were $3.8 million for the six months ended June 30, 2015 and $42.6 million for the six months ended June 30, 2015.

Interest expense increased $27.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to an increase in average outstanding debt primarily due to assumed debt in connection with the BRE merger in addition to a $3.4 million decrease in capitalized interest for the six months ended June 30, 2015 compared to the same period in 2014, due to the decrease in development costs as compared to the same period in 2014.

Interest and other income increased by $1.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in interest income attributable to an increase in the estimated yield on mortgage backed securities.

Equity income in co-investments decreased $7.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to events in 2014 which did not recur in 2015, including the Company's share of the gain on the sale of a Fund II community for $3.2 million, a promote income allocation of $4.9 million during the six months ended June 30, 2014 and the repayment of the Wesco II preferred equity investment partially offset by $0.5 million in income from the early redemption of a preferred equity investment during the six months ended June 30, 2015.

Gains on sale of real estate and land decreased by $0.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to $7.1 million in gains on the sales of Pinnacle South Mountain and two commercial buildings during the six months ended June 30, 2015 as compared to a $7.5 million gain on the sale of Vista Capri North during the six months ended June 30, 2014.

Gain on remeasurement of co-investment increased by $34.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to the remeasurement of the Company's investments in The Huxley and The Dylan properties, resulting in a gain of $21.3 million, and Reveal, resulting in a gain of $12.7 million, due to the acquisition of a controlling interest in the properties.

Liquidity and Capital Resources

As of June 30, 2015, the Company had $30.2 million of unrestricted cash and cash equivalents and $121.2 million in marketable securities, of which $47.5 million were available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Positive, and BBB/Positive, respectively.

The Company has two lines of unsecured credit aggregating $1.03 billion.  The Company has a $1.0 billion unsecured line of credit, and as of June 30, 2015, there was $25.0 million outstanding on it. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR plus 0.95% as of June 30, 2015.  This facility matures in December 2018 with one 18-month extension, exercisable at the Company’s option.  The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2016.  As of June 30, 2015, there was $7.6 million outstanding on the $25.0 million unsecured line.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 0.95%.

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

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNB Paribas Securities Corp., Citigroup Global Capital Inc., Jefferies, LLC ("Jefferies"), J.P. Morgan Securities LLC ("JP Morgan"), Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC ("UBS"). Pursuant to its equity distribution program, during the six months ended June 30, 2015 and through August 3, 2015, the Company has issued 1,218,911 shares of common stock at an average price of $226.00 per share, for proceeds of $272.7 million, net of fees and commissions. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, acquire apartment communities and fund the development pipeline. As of August 3, 2015, the Company may sell an additional 2,025,034 shares under the current equity distribution program.

Essex pays quarterly dividends from cash available for distribution.  Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations.  As of June 30, 2015, the Company’s development pipeline was comprised of two consolidated projects under development and seven unconsolidated joint venture projects under development, all aggregating 2,759 units, with total incurred costs of $0.7 billion, and estimated remaining project costs of approximately $0.9 billion for total estimated project costs of $1.6 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations. As of June 30, 2015, the Company had ownership interests in five major redevelopment communities aggregating 1,313 apartment units with estimated redevelopment costs of $148.5 million, of which approximately $100.1 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

Derivative Activity

The Company uses interest rate swaps, interest rate cap, and total return swap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps and total return swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

As of June 30, 2015 and December 31, 2014 the aggregate carrying value of the interest rate swap contracts was a liability of $1.9 million and $1.8 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the consolidated balance sheets as of June 30, 2015 and December 31, 2014. The aggregate carrying value of the total return swaps was an asset of $19 thousand on the condensed consolidated balance sheet as of June 30, 2015. The Company did not hold any total return swaps as of December 31, 2014.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of June 30, 2015, the Company had an interest in 1,988 units of communities actively under development with joint ventures for total estimated costs of $1.1 billion. Total estimated remaining costs total approximately $587 million, of which the Company estimates that our remaining investment in these development joint ventures will be approximately $301 million. In addition, the Company had an interest in 10,208 units of operating communities with joint ventures for a total book value of $730.2 million as of June 30, 2015.

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

Funds from Operations Attributable to Common Stockholders and Unitholders

Funds from Operations Attributable to Common Stockholders and Unitholders ("FFO") is a financial measure that is commonly used in the REIT industry.  The Company presents funds from operations as a supplemental operating performance measure. FFO is not used by the Company as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of the Company’s operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of the Company’s ability to fund its cash needs.

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

The following table sets forth the Company’s calculation of FFO and Core FFO for the three and six months ended June 30, 2015 and 2014 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$45,555	$1,207	$104,918	$23,119
Adjustments:
Depreciation and amortization	113,731	101,292	220,638	151,604
Gains not included in Funds from Operations attributable to common stockholders and unitholders	(12,652)	—	(41,126)	(10,292)
Depreciation add back from unconsolidated co-investments	12,105	8,314	24,022	13,074
Noncontrolling interest related to Operating Partnership units	1,581	209	3,644	1,626
Depreciation attributable to third party ownership and other	(251)	(332)	(500)	(661)
Funds from Operations attributable to common stockholders and unitholders	$160,069	$110,690	$311,596	$178,470
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$2.38	$1.72	$4.66	$3.41
Non-core items:
Merger and integration expenses	1,410	26,497	3,798	42,556
Acquisition costs	429	529	976	717
Gain on sales of marketable securities and note prepayment	—	(459)	—	(886)
Co-investment promote income	—	(1,056)	—	(4,904)
Gain on sale of land	—	—	—	(400)
Income from early redemption of preferred equity investments	—	—	(469)	—
Other non-core adjustments	(582)	(2,307)	(1,957)	(539)
Core Funds from Operations attributable to common stockholders and unitholders	$161,326	$133,894	$313,944	$215,014
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$2.40	$2.08	$4.69	$4.11
Weighted average number
shares outstanding diluted (1)	67,215,382	64,233,304	66,922,047	52,357,189

(1)
Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and excludes 903,285 DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings from operations	$80,966	$38,354	$156,281	$72,915
Adjustments:
Depreciation and amortization	113,731	101,292	220,638	151,604
Management and other fees from affiliates	(2,061)	(2,836)	(4,705)	(4,495)
General and administrative	9,549	9,558	20,094	17,141
Merger and integration expenses	1,410	26,497	3,798	42,556
Acquisition costs	429	529	976	717
NOI	204,024	173,394	397,082	280,438
Less: Non same-property NOI	(29,036)	(15,571)	(168,311)	(74,636)
Same-property NOI (1)	$174,988	$157,823	$228,771	$205,802

(1)
Same-Property NOI for the three months ended June 30, 2015 and 2014 includes BRE properties acquired on April 1, 2014, while the BRE properties are excluded from Same-Property NOI for the six months ended June 30, 2015 and 2014.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy.  As of June 30, 2015, the Company has entered into seven interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on its $225.0 million variable rate five-year unsecured term debt.  As of June 30, 2015, the Company also had $292.1 million of variable rate indebtedness, of which $148.1 million is subject to interest rate cap protection.  The Company holds derivative instruments designated as cash flow hedges as of June 30, 2015.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of June 30, 2015.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2015.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
(in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$225,000	2016-2017	$(1,896)	$(421)	$(3,255)
Interest rate caps	148,125	2016-2020	—	59	—
Total cash flow hedges	$373,125	2016-2020	$(1,896)	$(362)	$(3,255)

Additionally, the Company has a total return swap, which does not qualify for hedge accounting, with a notional amount of $114.4 million and a carrying value and fair value of $19 thousand at June 30, 2015.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows (excludes lines of credit).

For the Years Ended	2015	2016		2017		2018	2019	Thereafter		Total	Fair value
(in thousands, except for interest rates)
Fixed rate debt	$14,389	191,481		538,683		320,080	630,801	3,062,325		$4,757,759	$4,882,579
Average interest rate	4.6%	4.6%		3.3%		5.5%	4.3%	4.1%		4.1%
Variable rate debt	$—	200,038	(1)	25,495	(1)	541	10,592	280,403	(2) (3)	$517,069	$545,480
Average interest rate	—	2.1%		2.1%		2.5	1.8%	1.7%		1.9%

(1)	$225.0 million subject to interest rate swap agreements.

(2)	$148.1 million subject to interest rate caps.

(3)	$114.4 million subject to total return swaps.

The table incorporates only those exposures that exist as of June 30, 2015; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of June 30, 2015, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of June 30, 2015, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the

Index

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

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company purchases general liability and all risk property, including loss of rent, insurance coverage for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”) to self-insure certain earthquake and all risk losses. As of June 30, 2015, PWI has cash and marketable securities of approximately $50.7 million, and is consolidated in the Company's financial statements.

Item 1A: Risk Factors

There were no material changes to the Risk Factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC and available at www.sec.gov.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended June 30, 2015, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2015, Essex Property Trust, Inc. issued an aggregate of 422,303 of its common stock upon the exercise of stock options, the vesting of restricted stock awards and the issuances of common stock into the public market pursuant to its equity distribution program.  Essex Property Trust, Inc. contributed the proceeds from the option exercises and issuances of common stock pursuant to its equity distribution of $92.6 million for the three months ended June 30, 2015 to our Operating Partnership in exchange for an aggregate of 422,303 common operating partnership units ("common units"), as required by the Operating Partnership’s partnership agreement.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
10.1
Terms Agreement dated as of May 20, 2015, among Essex Property Trust, Inc. and Citigroup Global Markets Inc., attached as Exhibit 1.1 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed on May 26, 2015, and incorporated herein by reference.

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

Date: August 6, 2015

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: August 6, 2015

By: /S/ JOHN FARIAS

John Farias
Group Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: August 6, 2015

By: /S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: August 6, 2015

By: /S/ JOHN FARIAS

John Farias
Group Vice President, Chief Accounting Officer