Form 10-Q
period 2015-09-30
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2015-11-04
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

i

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,035,140 shares of Common Stock ($0.0001 par value) of Essex Property Trust, Inc. were outstanding as of October 30, 2015.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the three and nine month periods ended September 30, 2015 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “Essex” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership”). References to the “Company,” “we,” “us” or “our” mean collectively Essex, EPLP and those entities/subsidiaries owned or controlled by Essex and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

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
FORM 10-Q

Part I – Financial Information

Item 1. Condensed Financial Statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

ASSETS	September 30, 2015	December 31, 2014
Real estate:
Rental properties:
Land and land improvements	$2,566,586	$2,424,930
Buildings and improvements	9,753,982	8,819,751
	12,320,568	11,244,681
Less accumulated depreciation	(1,858,134)	(1,564,806)
	10,462,434	9,679,875
Real estate under development	226,690	429,096
Co-investments	1,036,043	1,042,423
Real estate held for sale, net	8,742	56,300
	11,733,909	11,207,694
Cash and cash equivalents-unrestricted	35,668	25,610
Cash and cash equivalents-restricted	36,638	70,139
Marketable securities and other investments	133,058	117,240
Notes and other receivables	22,668	24,923
Acquired in place lease value, net	12,675	47,748
Prepaid expenses and other assets	38,101	33,378
Total assets	$12,012,717	$11,526,732

LIABILITIES AND EQUITY
Unsecured debt, net	$3,090,896	$2,603,548
Mortgage notes payable, net	2,224,513	2,234,317
Lines of credit, net	2,011	242,824
Accounts payable and accrued liabilities	177,807	135,162
Construction payable	26,411	30,892
Dividends payable	99,945	88,221
Other liabilities	34,722	32,444
Total liabilities	5,656,305	5,367,408
Commitments and contingencies
Redeemable noncontrolling interest	24,589	23,256
Equity:
Common stock; $0.0001 par value, 656,020,000 shares authorized; 65,234,597 and 63,682,646 shares issued and outstanding, respectively	6	6
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	73,750	73,750
Additional paid-in capital	6,980,443	6,651,165
Distributions in excess of accumulated earnings	(782,801)	(650,797)
Accumulated other comprehensive loss, net	(50,357)	(51,452)
Total stockholders' equity	6,221,041	6,022,672
Noncontrolling interest	110,782	113,396
Total equity	6,331,823	6,136,068
Total liabilities and equity	$12,012,717	$11,526,732

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental and other property	$302,522	$268,512	$876,852	$684,813
Management and other fees from affiliates	2,104	2,361	6,809	6,856
	304,626	270,873	883,661	691,669
Expenses:
Property operating, excluding real estate taxes	60,528	56,294	173,547	146,474
Real estate taxes	33,591	31,768	97,820	77,452
Depreciation and amortization	116,308	102,286	336,946	253,890
General and administrative	11,129	11,479	31,223	28,621
Merger and integration expenses	—	3,857	3,798	46,413
Acquisition and investment related costs	381	51	1,357	768
	221,937	205,735	644,691	553,618
Earnings from operations	82,689	65,138	238,970	138,051
Interest expense	(50,053)	(45,830)	(148,401)	(117,021)
Interest and other income	7,367	2,992	14,820	8,685
Equity income in co-investments	7,179	4,910	15,962	21,065
Gains on sale of real estate and land	—	31,372	7,112	38,853
Gain on remeasurement of co-investment	—	—	34,014	—
Net income	47,182	58,582	162,477	89,633
Net income attributable to noncontrolling interest	(3,545)	(3,720)	(11,295)	(8,971)
Net income attributable to controlling interest	43,637	54,862	151,182	80,662
Dividends to preferred stockholders	(1,314)	(1,296)	(3,941)	(3,977)
Net income available to common stockholders	$42,323	$53,566	$147,241	$76,685
Comprehensive income	$46,970	$61,036	$163,609	$99,070
Comprehensive income attributable to noncontrolling interest	(3,538)	(3,789)	(11,332)	(9,345)
Comprehensive income attributable to controlling interest	$43,432	$57,247	$152,277	$89,725
Per share data:
Basic:
Net income available to common stockholders	$0.65	$0.85	$2.28	$1.41
Weighted average number of shares outstanding during the period	65,138,868	62,892,601	64,714,994	54,250,104
Diluted:
Net income available to common stockholders	$0.65	$0.85	$2.27	$1.41
Weighted average number of shares outstanding during the period	65,297,550	63,069,772	64,892,770	54,443,227
Dividend per common share	$1.44	$1.30	$4.32	$3.81

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity for the nine months ended September 30, 2015
(Unaudited)
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2014	2,950	$73,750	63,683	$6	$6,651,165	$(650,797)	$(51,452)	$113,396	$6,136,068
Net income	—	—	—	—	—	151,182	—	11,295	162,477
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	1,621	54	1,675
Change in fair value of marketable securities	—	—	—	—	—	—	(526)	(17)	(543)
Issuance of common stock under:
Stock option and restricted stock plans	—	—	170	—	22,173	—	—	—	22,173
Sale of common stock	—	—	1,382	—	307,835	—	—	—	307,835
Equity based compensation costs	—	—	—	—	2,564	—	—	2,947	5,511
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	—	—	—	(144)	(144)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	(1,095)	—	—	—	(1,095)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(16,327)	(16,327)
Redemptions of noncontrolling interest	—	—	—	—	(2,199)	—	—	(422)	(2,621)
Common and preferred stock dividends	—	—	—	—	—	(283,186)	—	—	(283,186)
Balances at September 30, 2015	2,950	$73,750	65,235	$6	$6,980,443	$(782,801)	$(50,357)	$110,782	$6,331,823

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$162,477	$89,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336,946	253,890
Amortization of discount on marketable securities	(9,012)	(6,555)
Amortization of (premium) discount and debt financing costs, net	(15,064)	(4,987)
Gain on sale of marketable securities and other investments	(598)	(886)
Company's share of gain on the sales of co-investments	(469)	(3,211)
Earnings from co-investments	(15,493)	(17,854)
Operating distributions from co-investments	28,632	20,122
Gains on the sales of real estate and land	(7,112)	(38,853)
Non cash merger and integration expenses	—	7,562
Equity-based compensation	5,511	4,996
Gain on remeasurement of co-investments	(34,014)	—
Changes in operating assets and liabilities:
Prepaid expense, receivables and other assets	(1,851)	8,923
Accounts payable and accrued liabilities	36,480	43,988
Other liabilities	1,475	1,393
Net cash provided by operating activities	487,908	358,161
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(327,799)	(438,088)
Redevelopment	(66,783)	(55,921)
Development acquisitions of and additions to real estate under development	(138,101)	(108,659)
Capital expenditures on rental properties	(42,809)	(21,074)
Acquisition of membership interest in co-investments	(115,724)	—
Proceeds from insurance for property losses	12,044	29,160
Proceeds from dispositions of real estate	74,485	61,331
BRE merger consideration paid	—	(555,826)
Proceeds from dispositions of co-investments	31,556	13,900
Contributions to co-investments	(119,120)	(128,268)
Changes in restricted cash and refundable deposits	38,282	(39,482)
Purchases of marketable securities	(14,300)	(15,516)
Sales and maturities of marketable securities and other investments	7,566	6,275
Collections of notes and other receivables	—	76,585
Non-operating distributions from co-investments	382	23,248
Net cash used in investing activities	(660,321)	(1,152,335)
Cash flows from financing activities:
Borrowings under debt agreements	1,068,032	1,737,322
Repayment of debt	(924,844)	(1,327,840)
Additions to deferred charges	(4,320)	(16,941)
Net proceeds from issuance of common stock	307,835	449,464
Net proceeds from stock options exercises	22,173	6,526
Distributions to noncontrolling interest	(15,789)	(13,217)
Redemption of noncontrolling interest	(2,621)	(4,707)
Common and preferred stock dividends paid	(272,000)	(177,400)
Net cash provided by financing activities	178,466	653,207

	Nine Months Ended September 30,
	2015	2014
Cash acquired from the BRE merger	—	140,353
Cash acquired in consolidation of co-investment	4,005	—
Net increase (decrease) in cash and cash equivalents	10,058	(614)
Cash and cash equivalents at beginning of period	25,610	18,491
Cash and cash equivalents at end of period	$35,668	$17,877

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $12.2 million and $17.8 million capitalized in 2015 and 2014, respectively	$135,736	$93,342
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$1,419,816
Retirement of Operating Partnership units	$—	$(1,419,816)
Transfer from real estate under development to rental properties	$308,069	$71,496
Transfer from real estate under development to co-investments	$5,913	$81,332
Reclassifications of and changes in redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$1,333	$18,764
Debt assumed in connection with acquisition of co-investment	$114,435	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P.  AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit amounts)

	September 30, 2015	December 31, 2014
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,566,586	$2,424,930
Buildings and improvements	9,753,982	8,819,751
	12,320,568	11,244,681
Less accumulated depreciation	(1,858,134)	(1,564,806)
	10,462,434	9,679,875
Real estate under development	226,690	429,096
Co-investments	1,036,043	1,042,423
Real estate held for sale, net	8,742	56,300
	11,733,909	11,207,694
Cash and cash equivalents-unrestricted	35,668	25,610
Cash and cash equivalents-restricted	36,638	70,139
Marketable securities and other investments	133,058	117,240
Notes and other receivables	22,668	24,923
Acquired in place lease value , net	12,675	47,748
Prepaid expenses and other asset	38,101	33,378
Total assets	$12,012,717	$11,526,732

LIABILITIES AND CAPITAL
Unsecured debt, net	$3,090,896	$2,603,548
Mortgage notes payable, net	2,224,513	2,234,317
Lines of credit, net	2,011	242,824
Accounts payable and accrued liabilities	177,807	135,162
Construction payable	26,411	30,892
Distributions payable	99,945	88,221
Other liabilities	34,722	32,444
Total liabilities	5,656,305	5,367,408
Commitments and contingencies
Redeemable noncontrolling interest	24,589	23,256
Capital:
General Partner:
Common equity (65,234,597 and 63,682,646 units issued and outstanding, respectively)	6,200,189	6,002,915
Series H 7.125% Preferred interest (liquidation value of $73,750)	71,209	71,209
	6,271,398	6,074,124
Limited Partners:
Common equity (2,176,563 and 2,168,158 units issued and outstanding, respectively)	46,793	48,665
Accumulated other comprehensive loss	(48,224)	(49,356)
Total partners' capital	6,269,967	6,073,433
Noncontrolling interest	61,856	62,635
Total capital	6,331,823	6,136,068
Total liabilities and capital	$12,012,717	$11,526,732

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental and other property	$302,522	$268,512	$876,852	$684,813
Management and other fees from affiliates	2,104	2,361	6,809	6,856
	304,626	270,873	883,661	691,669
Expenses:
Property operating, excluding real estate taxes	60,528	56,294	173,547	146,474
Real estate taxes	33,591	31,768	97,820	77,452
Depreciation and amortization	116,308	102,286	336,946	253,890
General and administrative	11,129	11,479	31,223	28,621
Merger and integration expenses	—	3,857	3,798	46,413
Acquisition and investment related costs	381	51	1,357	768
	221,937	205,735	644,691	553,618
Earnings from operations	82,689	65,138	238,970	138,051
Interest expense	(50,053)	(45,830)	(148,401)	(117,021)
Interest and other income	7,367	2,992	14,820	8,685
Equity income in co-investments	7,179	4,910	15,962	21,065
Gains on sale of real estate and land	—	31,372	7,112	38,853
Gain on remeasurement of co-investment	—	—	34,014	—
Net income	47,182	58,582	162,477	89,633
Net income attributable to noncontrolling interest	(2,074)	(1,904)	(6,180)	(5,529)
Net income attributable to controlling interest	45,108	56,678	156,297	84,104
Preferred interest distributions	(1,314)	(1,296)	(3,941)	(3,977)
Net income available to common unitholders	$43,794	$55,382	$152,356	$80,127
Comprehensive income	$46,970	$61,036	$163,609	$99,070
Comprehensive income attributable to noncontrolling interest	(2,074)	(1,904)	(6,180)	(5,529)
Comprehensive income attributable to controlling interest	$44,896	$59,132	$157,429	$93,541
Per unit data:
Basic:
Net income available to common unitholders	$0.65	$0.85	$2.28	$1.42
Weighted average number of common units outstanding during the period	67,316,498	65,057,157	66,896,293	56,484,589
Diluted:
Net income available to common unitholders	$0.65	$0.85	$2.27	$1.41
Weighted average number of common units outstanding during the period	67,475,180	65,234,328	67,074,069	56,677,712
Distribution per common unit	$1.44	$1.30	$4.32	$3.81

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statement of Capital for the nine months ended September 30, 2015
(Dollars and units in thousands)
(Unaudited)

	General Partner			Limited Partners		Accumulated
			Preferred			other
	Common Equity		Equity	Common Equity		comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	loss	Interest	Total
Balances at December 31, 2014	63,683	$6,002,915	$71,209	2,168	$48,665	$(49,356)	$62,635	$6,136,068
Net income	—	147,241	3,941	—	5,115	—	6,180	162,477
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	1,675	—	1,675
Change in fair value of marketable securities	—	—	—	—	—	(543)	—	(543)
Issuance of common units under:
General partner's stock based compensation	170	22,173	—	—	—	—	—	22,173
Sale of common stock by general partner	1,375	307,835	—	—	—	—	—	307,835
Equity based compensation costs	—	2,564	—	16	2,947	—	—	5,511
Changes in redemption value of redeemable noncontrolling interest	—	(1,095)	—	—	—	—	—	(1,095)
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	—	—	(144)	(144)
Distributions to noncontrolling interest	—	—	—	—	—	—	(6,393)	(6,393)
Redemptions	7	(2,199)	—	(7)	—	—	(422)	(2,621)
Distributions declared	—	(279,245)	(3,941)	—	(9,934)	—	—	(293,120)
Balances at September 30, 2015	65,235	$6,200,189	$71,209	2,177	$46,793	$(48,224)	$61,856	$6,331,823

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$162,477	$89,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336,946	253,890
Amortization of discount on marketable securities	(9,012)	(6,555)
Amortization of (premium) discount and debt financing costs, net	(15,064)	(4,987)
Gain on sale of marketable securities and other investments	(598)	(886)
Company's share of gain on the sales of co-investments	(469)	(3,211)
Earnings from co-investments	(15,493)	(17,854)
Operating distributions from co-investments	28,632	20,122
Gain on the sales of real estate and land	(7,112)	(38,853)
Non cash merger and integration expenses	—	7,562
Equity-based compensation	5,511	4,996
Gain on remeasurement of co-investments	(34,014)	—
Changes in operating assets and liabilities:
Prepaid expense, in-place lease value, receivables and other assets	(1,851)	8,923
Accounts payable and accrued liabilities	36,480	43,988
Other liabilities	1,475	1,393
Net cash provided by operating activities	487,908	358,161
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(327,799)	(438,088)
Redevelopment	(66,783)	(55,921)
Development acquisitions of and additions to real estate under development	(138,101)	(108,659)
Capital expenditures on rental properties	(42,809)	(21,074)
Acquisition of membership interest in co-investments	(115,724)	—
Proceeds from insurance for property losses	12,044	29,160
Proceeds from dispositions of real estate	74,485	61,331
BRE merger cash consideration paid	—	(555,826)
Proceeds from dispositions of co-investments	31,556	13,900
Contributions to co-investments	(119,120)	(128,268)
Changes in restricted cash and refundable deposits	38,282	(39,482)
Purchases of marketable securities	(14,300)	(15,516)
Sales and maturities of marketable securities and other investments	7,566	6,275
Collections of notes and other receivables	—	76,585
Non-operating distributions from co-investments	382	23,248
Net cash used in investing activities	(660,321)	(1,152,335)
Cash flows from financing activities:
Borrowings under debt agreements	1,068,032	1,737,322
Repayment of debt	(924,844)	(1,327,840)
Additions to deferred charges	(4,320)	(16,941)
Net proceeds from issuance of common units	307,835	449,464
Net proceeds from stock options exercises	22,173	6,526
Distributions to noncontrolling interest	(6,455)	(3,462)
Redemption of noncontrolling interest	(2,621)	(308)
Common and preferred units and preferred interest distributions paid	(281,334)	(191,554)
Net cash provided by financing activities	178,466	653,207

	Nine Months Ended September 30,
	2015	2014
Cash acquired from the BRE merger	—	140,353
Cash acquired in consolidation of co-investment	4,005	—
Net increase (decrease) in cash and cash equivalents	10,058	(614)
Cash and cash equivalents at beginning of period	25,610	18,491
Cash and cash equivalents at end of period	$35,668	$17,877

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $12.2 million and $17.8 million capitalized in 2015 and 2014, respectively	$135,736	$93,342
Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$1,419,816
Retirement of Operating Partnership units	$—	$(1,419,816)
Transfer from real estate under development to rental properties	$308,069	$71,496
Transfer from real estate under development to co-investments	$5,913	$81,332
Reclassification of and changes in redeemable noncontrolling interest from common equity and noncontrolling interest	$1,333	$18,764
Debt assumed in connection with acquisition of co-investment	$114,435	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 include the accounts of the Company and the Operating Partnership.  Essex is the sole general partner in the Operating Partnership, with a 96.8% general partnership interest as of September 30, 2015.  Total Operating Partnership limited partnership units outstanding were 2,176,563 and 2,168,158 as of September 30, 2015 and December 31, 2014, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled $486.3 million and $447.9 million, as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, the Company owned or had ownership interests in 245 stabilized apartment communities, aggregating 58,768 apartment homes, excluding the Company’s ownership in preferred interest co-investments,  (collectively, the “Communities”, and individually, a “Community”), four commercial buildings and nine active developments (collectively, the “Portfolio”).  The Communities are located in Southern California (primarily Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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

In April 2015, the FASB issued ASU No. 2015-03 "Simplifying the Presentation of Debt Issuance Costs," which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets.  The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted.  The new standard must be applied retrospectively to all prior periods presented in the consolidated financial statements.  The Company adopted this standard during the second quarter of 2015. This adoption resulted in a reclassification of $27.1 million and $29.4 million in debt issuance costs, net of accumulated amortization from an asset to a reduction to associated debt liabilities as of September 30, 2015 and December 31, 2014, respectively.

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
September 30, 2015 and 2014
(Unaudited)

(“FASB”) standard for fair value measurements), and any unrealized gain or loss is recorded as other comprehensive income (loss).  Realized gains and losses, interest and dividend income, and amortization of purchase discounts are included in interest and other income on the condensed consolidated statements of income and comprehensive income.

As of September 30, 2015 and December 31, 2014, marketable securities consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities and investment funds that invest in US treasury or agency securities.  As of September 30, 2015 and December 31, 2014, the Company classified its investments in mortgage backed securities, which mature through November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  As of September 30, 2015 and December 31, 2014, marketable securities consist of the following ($ in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$11,633	$144	$11,777
Investment funds - US treasuries	5,020	6	5,026
Common stock and stock funds	34,653	4,609	39,262
Held to maturity:
Mortgage backed securities	76,993	—	76,993
Total - Marketable securities and other investments	$128,299	$4,759	$133,058

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$9,435	$145	$9,580
Investment funds - US treasuries	3,769	3	3,772
Common stock and stock funds	25,755	5,137	30,892
Held to maturity:
Mortgage backed securities	67,996	—	67,996
Total - marketable securities	$106,955	$5,285	$112,240
Other investments	5,000	—	5,000
Total - Marketable securities and other investments	$111,955	$5,285	$117,240

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the nine months ended September 30, 2015 and 2014, the proceeds from sales of available for sale securities totaled $2.0 million and $6.3 million, respectively, which resulted in no realized gains or losses and gains of $0.9 million, respectively. For the nine months ended September 30, 2015 and 2014, the proceeds from the sale of other investments totaled $5.6 million and none, respectively, which resulted in a realized gain of $0.6 million and none, respectively.

Variable Interest Entities

The Company consolidates 19 DownREIT limited partnerships (comprising twelve communities) since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  Total DownREIT units outstanding were 963,172 and 974,790 as of September 30, 2015 and December 31, 2014 respectively, and the redemption value of the units, based on the closing price

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
(Unaudited)

of the Company’s common stock totaled $215.2 million and $201.4 million, as of September 30, 2015 and December 31, 2014, respectively.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $239.5 million and $208.1 million, respectively, as of September 30, 2015 and $235.1 million and $209.1 million, respectively, as of December 31, 2014.  Interest holders in VIEs consolidated by the Company are allocated income equal to the cash distributions made to those interest holders.  The remaining results of operations are allocated to the Company.  As of September 30, 2015 and December 31, 2014, the Company did not have any other VIEs of which it was deemed to be the primary beneficiary.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of outstanding lines of credit, and notes and other receivables approximate fair value as of September 30, 2015 and December 31, 2014, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $4.7 billion of fixed rate debt, including unsecured debt, at September 30, 2015 is approximately $4.9 billion and the Company’s variable rate debt, excluding borrowings under the lines of credit, at September 30, 2015 approximates its fair value based on the terms of existing mortgage notes payable, unsecured debt and variable rate demand notes compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payables, other liabilities and dividends payable approximate fair value as of September 30, 2015 due to the short-term maturity of these instruments. Marketable securities, except mortgage backed securities that are held to maturity, and derivatives are carried at fair value as of September 30, 2015.

At September 30, 2015, the Company’s investments in mortgage backed securities had a carrying value of $77.0 million and the Company estimated the fair value to be approximately $107.4 million.  At December 31, 2014, the Company’s investments in mortgage backed securities had a carrying value of $68.0 million and the Company estimated the fair value to be approximately $96.0 million.  The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected discounted cash flows to estimate the fair value.

Capitalization of Costs

The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $2.9 million during both the three months ended September 30, 2015 and 2014, respectively, and $8.3 million and $7.6 million during the nine months ended September 30, 2015 and 2014, respectively. The Company capitalizes leasing commissions associated with the lease-up of a development community and amortizes the costs over the life of the leases.  The amounts capitalized for leasing commissions are immaterial for all periods presented.

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
September 30, 2015 and 2014
(Unaudited)

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

Changes in Accumulated Other Comprehensive Loss, Net by Component

Essex Property Trust, Inc.
(in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2014	$(56,003)	$4,551	$(51,452)
Other comprehensive income before reclassification	(4,403)	(526)	(4,929)
Amounts reclassified from accumulated other comprehensive loss	6,024	—	6,024
Other comprehensive income	1,621	(526)	1,095
Balance at September 30, 2015	$(54,382)	$4,025	$(50,357)

Changes in Accumulated Other Comprehensive Loss, by Component

Essex Portfolio, L.P.
(in thousands):

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2014	$(53,980)	$4,624	$(49,356)
Other comprehensive income before reclassification	(4,552)	(543)	(5,095)
Amounts reclassified from accumulated other comprehensive loss	6,227	—	6,227
Other comprehensive income	1,675	(543)	1,132
Balance at September 30, 2015	$(52,305)	$4,081	$(48,224)

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
(Unaudited)

BRE Merger

The merger with BRE Properties, Inc. ("BRE") was a two step process. First, 14 of the BRE properties were acquired on March 31, 2014 in exchange for $1.4 billion of limited partnership interests in the Operating Partnership ("OP Units").  The fair value of these properties was substantially all attributable to rental properties which included land, buildings and improvements, and real estate under development and approximately $19 million was attributable to acquired in-place lease value.  Second, the BRE merger was closed on April 1, 2014 in exchange for the total consideration of approximately $4.3 billion. A summary of the fair value of the assets and liabilities acquired on April 1, 2014 was as follows (includes the 14 properties acquired on March 31, 2014 as the OP Units issued were retired on April 1, 2014) (in millions):

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

During the quarter ended March 31, 2015, the Company recorded adjustments to decrease the preliminary fair value of real property by $13.1 million, to increase the preliminary fair value of co-investments by $6.0 million and to decrease its preliminary estimate for liabilities assumed by $7.1 million. The changes in estimates were the result of subsequent additional information pertaining to the opening balance sheet identified by management. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. Due to these adjustments and the resulting adjustments to depreciation expense, certain amounts do not agree to previously reported balances.
(2)  Significant Transactions During the Third Quarter of 2015 and Subsequent Events

Significant Transactions

Preferred Equity Investments

In August 2015, the Company made a $5.0 million preferred equity investment in a related party limited liability company that owns Alta Vista Apartments, a 92 apartment community located in Los Angeles, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in August 2022. (See Note 5 - "Related Party Transactions" for further discussion.)

In August 2015, the Company redeemed a preferred equity investment in a joint venture that holds property in San Jose, CA with a carrying value of $20.4 million. The Company recognized a gain of $1.5 million as a result of this redemption which is included in equity income from co-investments in the Condensed Consolidated Statement of Income and Comprehensive Income.

Common Stock

During the third quarter, the Company issued 155,728 shares of common stock, through our equity distribution program, at an average price of $228.61 for net proceeds of $35.4 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
(Unaudited)

Subsequent Events

During the fourth quarter through October 30, 2015, the Company sold 107,098 shares of common stock for $24.3 million, net of fees and commissions, at an average price of $228.61.

(3) Co-investments

The Company has co-investments, which are accounted for under the equity method.  The co-investments own, operate and develop apartment communities.  The following table details the carrying value of Company's co-investments (in thousands):

	September 30, 2015	December 31, 2014
Membership interest/Partnership interest in:
CPPIB	$335,493	$336,977
Wesco I, III and IV	218,316	256,790
BEXAEW	89,236	97,686
Palm Valley	69,428	70,186
Other	6,143	19,519
Total operating co-investments	718,616	781,158
Total development co-investments	212,892	152,574
Total preferred interest co-investments (includes related party investments of $35.4 million and $40.8 million as of September 30, 2015 and December 31, 2014, respectively)	104,535	108,691
Total co-investments	$1,036,043	$1,042,423

The combined summarized financial information of co-investments are as follows (in thousands).

	September 30, 2015	December 31, 2014
Combined balance sheets: (1)
Rental properties and real estate under development	$3,281,309	$3,426,574
Other assets	117,430	107,902
Total assets	$3,398,739	$3,534,476
Debt	$1,423,734	$1,568,398
Other liabilities	109,504	91,579
Equity (1)	1,865,501	1,874,499
Total liabilities and equity	$3,398,739	$3,534,476
Company's share of equity	$1,036,043	$1,042,423

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Combined statements of income: (1)
Property revenues	$65,869	$51,725	$191,458	$128,469
Property operating expenses	(23,094)	(18,759)	(69,232)	(48,875)
Net operating income	42,775	32,966	122,226	79,594
Gain on sale of real estate	—	—	14	11,369
Interest expense	(11,314)	(9,838)	(33,727)	(25,283)
General and administrative	(1,335)	(1,840)	(4,414)	(5,039)
Equity income from co-investments (2)	—	4,808	—	14,351
Depreciation and amortization	(26,574)	(21,357)	(76,220)	(49,935)
Net income	$3,552	$4,739	$7,879	$25,057
Company's share of net income (3)	$7,179	$4,910	$15,962	$21,065

(1) Includes preferred equity investments held by the Company.
(2) Represents income from Wesco II's preferred equity investment in Park Merced.
(3) Includes the Company's share of equity income from co-investments and preferred equity investments, gain on sales of co-investments, co-investment promote income and income from early redemption of preferred equity investments. Includes related party income of $0.8 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively and $2.9 million for both the nine months ended September 30, 2015 and 2014.

(4) Notes and Other Receivables

Notes receivable secured by real estate and other receivables consist of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Notes receivable, secured, bearing interest at 6.0%, due December 2016	$3,219	$3,212
Notes and other receivables from affiliates	4,336	8,105
Other receivables	15,113	13,606
	$22,668	$24,923

(5) Related Party Transactions

The Company charges certain fees to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates totaled $3.3 million and $4.1 million during the three months ended September 30, 2015 and 2014, respectively and $12.5 million and $11.7 million during the nine months ended September 30, 2015 and 2014, respectively. All of these fees are net of intercompany amounts eliminated by the Company. The Company netted development and redevelopment fees of $1.2 million and $1.7 million against general and administrative expenses for the three months ended September 30, 2015 and 2014, respectively and $5.8 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate investment and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI, a national brokerage firm listed on the NYSE.

During the first quarter, a multifamily property, located in Anaheim, CA that was owned by an entity affiliated with MMC, in which the Company held a $13.7 million preferred equity investment, was sold. That investment of $13.7 million plus an

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
(Unaudited)

additional $1.3 million in cash was invested as outlined in the next two paragraphs. Prior to the property sale, the $13.7 million preferred equity investment earned a 9.0% preferred return and was scheduled to mature in September 2020.

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

In June 2015, the Company made a $5.0 million preferred equity investment in an entity affiliated with MMC that owns Sterling Cove Apartments, a 218 apartment community located in Concord, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in June 2022. Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity.

In August 2015, the Company made a $5.0 million preferred equity investment in an entity affiliated with MMC that owns Alta Vista Apartments, a 92 apartment community located in Los Angeles, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in August 2022. Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity.

In July 2014, the Company acquired Paragon Apartments, a 301 apartment community located in Fremont, CA for $111.0 million from an entity that was partially owned by an affiliate of MMC.  Independent members of the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the acquisition of Paragon Apartments.

The Company has provided short-term bridge loans to affiliates.  As of September 30, 2015 and December 31, 2014, $4.3 million and $8.1 million of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying condensed consolidated balance sheets.

(6) Debt

The Company does not have indebtedness as debt is incurred by the Operating Partnership.  The Company guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities for the full term of such debt.

Debt consists of the following ($ in thousands):

	September 30, 2015	December 31, 2014	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$463,776	$463,443	3.5
Term loan - variable rate	224,383	224,130	1.2
Unsecured bonds - fixed rate	2,402,737	1,915,975	7.0
Unsecured debt, net (1)	3,090,896	2,603,548
Lines of credit, net (2)	2,011	242,824
Mortgage notes payable, net (3)	$2,224,513	$2,234,317	6.3
Total debt	$5,317,420	$5,080,689
Weighted average interest rate on fixed rate unsecured and unsecured private placement bonds	3.6%	3.6%
Weighted average interest rate on variable rate term loan	2.4%	2.4%
Weighted average interest rate on lines of credit	1.7%	1.8%
Weighted average interest rate on mortgage notes payable	4.5%	4.6%

(1) Includes unamortized premium of $17.3 million and $27.5 million and reduced by unamortized debt issuance costs of $16.4 million and $13.9 million, as of September 30, 2015 and December 31, 2014, respectively.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
(Unaudited)

(2) Lines of credit, net excludes unamortized debt issuance costs of $3.6 million as of September 30, 2015 as the net effect resulted in a debit balance and was reclassified to prepaid expenses and other assets on the condensed consolidated balance sheets. The December 31, 2014 amount includes $3.6 million of unamortized debt issuance costs because the net balance resulted in a credit balance and is presented on a net basis.
(3) Includes unamortized premium of $69.3 million and $83.8 million and reduced by unamortized debt issuance costs of $10.7 million and $11.9 million, as of September 30, 2015 and December 31, 2014, respectively.

The aggregate scheduled principal payments of the Company’s outstanding debt as of September 30, 2015 are as follows (excluding lines of credit) ($ in thousands):

Remaining in 2015	$7,296
2016	379,707
2017	564,178
2018	320,621
2019	641,393
Thereafter	3,342,742
$5,255,937

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

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Southern California	$135,900	$122,089	$394,375	$311,873
Northern California	110,483	94,807	319,834	239,018
Seattle Metro	51,181	47,132	149,662	120,281
Other real estate assets	4,958	4,484	12,981	13,641
Total property revenues	$302,522	$268,512	$876,852	$684,813
Net operating income:
Southern California	90,377	78,860	263,715	204,177
Northern California	79,223	66,313	228,190	167,034
Seattle Metro	34,484	31,751	101,288	80,198
Other real estate assets	4,319	3,526	12,292	9,478
Total net operating income	208,403	180,450	605,485	460,887
Management and other fees from affiliates	2,104	2,361	6,809	6,856
Depreciation and amortization	(116,308)	(102,286)	(336,946)	(253,890)
General and administrative	(11,129)	(11,479)	(31,223)	(28,621)
Merger and integration expenses	—	(3,857)	(3,798)	(46,413)
Acquisition and investment related costs	(381)	(51)	(1,357)	(768)
Interest expense	(50,053)	(45,830)	(148,401)	(117,021)
Interest and other income	7,367	2,992	14,820	8,685
Equity income from co-investments	7,179	4,910	15,962	21,065
Gains on sale of real estate and land	—	31,372	7,112	38,853
Gain on remeasurement of co-investment	—	—	34,014	—
Net income	$47,182	$58,582	$162,477	$89,633

Total assets for each of the reportable operating segments are summarized as follows as of September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015	December 31, 2014
Assets:
Southern California	$4,813,844	$4,241,277
Northern California	3,888,700	3,641,720
Seattle Metro	1,616,932	1,647,058
Other real estate assets	142,958	149,820
Net reportable operating segment - real estate assets	10,462,434	9,679,875
Real estate under development	226,690	429,096
Co-investments	1,036,043	1,042,423
Real estate held for sale, net	8,742	56,300
Cash and cash equivalents, including restricted cash	72,306	95,749
Marketable securities and other investments	133,058	117,240
Notes and other receivables	22,668	24,923
Other non-segment assets	50,776	81,126
Total assets	$12,012,717	$11,526,732

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
(Unaudited)

(8) Net Income Per Common Share

(Amounts in thousands, except per share and unit data)

Essex Property Trust, Inc.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$42,323	65,138,868	$0.65	$53,566	62,892,601	$0.85
Effect of Dilutive Securities	—	158,682		—	177,171
Diluted:
Net income available to common stockholders	$42,323	65,297,550	$0.65	$53,566	63,069,772	$0.85

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Net income available to common stockholders	$147,241	64,714,994	$2.28	$76,685	54,250,104	$1.41
Effect of Dilutive Securities	—	177,776		—	193,123
Diluted:
Net income available to common stockholders	$147,241	64,892,770	$2.27	$76,685	54,443,227	$1.41

Weighted average convertible limited partnership units of 2,177,630 and 2,164,556, which include vested Series Z-1 incentive units, for the three months ended September 30, 2015 and 2014, respectively, and 2,181,299 and 2,234,485 for the nine months ended September 30, 2015, and 2014, respectively, were not included in the determination of diluted EPS because they were anti-dilutive. The related income allocated to these convertible limited partnership units, which includes vested Series Z-1 units, aggregated $1.5 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively, and $5.1 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, excludes 902,668 DownREIT units as they are anti-dilutive.

Stock options of 24,500 and 24,500 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, because the effects on earnings per share were anti-dilutive. Stock options of 8,343 and 42,518 for the three and nine months ended September 30, 2014, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
(Unaudited)

Essex Portfolio, L.P.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$43,794	67,316,498	$0.65	$55,382	65,057,157	$0.85
Effect of Dilutive Securities	—	158,682		—	177,171
Diluted:
Net income available to common unitholders	$43,794	67,475,180	$0.65	$55,382	65,234,328	$0.85

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Net income available to common unitholders	$152,356	66,896,293	$2.28	$80,127	56,484,589	$1.42
Effect of Dilutive Securities	—	177,776		—	193,123
Diluted:
Net income available to common unitholders	$152,356	67,074,069	$2.27	$80,127	56,677,712	$1.41

Stock options of 24,500 and 24,500 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, because the effects on earnings per share were anti-dilutive. Stock options of 8,343 and 42,518 for the three and nine months ended September 30, 2014, respectively, were not included in the diluted earnings per share calculation because the effects on earnings per share were anti-dilutive. Additionally, excludes 902,668 DownREIT units as they are anti-dilutive.

(9) Derivative Instruments and Hedging Activities

As of September 30, 2015, the Company has entered into interest rate swap contracts with an aggregate notional amount of $225 million that effectively fixed the interest rate on the $225 million unsecured term loan at 2.4%.  These derivatives qualify for hedge accounting.

As of September 30, 2015, the Company has interest rate cap contracts totaling a notional amount of $148.1 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for substantially all of the Company’s tax exempt variable rate debt.

The Company has total return swaps, with a notional amount of $114.4 million and a carrying value and fair value of $5 thousand at September 30, 2015.

As of September 30, 2015 and December 31, 2014, the aggregate carrying value of the interest rate swap contracts was a liability of $1.9 million and $1.8 million, respectively, which is classified in other liabilities on the condensed consolidated balance sheets. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheets as of September 30, 2015 and December 31, 2014.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
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

The Company is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States. Essex owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership. Essex is the sole general partner of the Operating Partnership and, as of September 30, 2015, had an approximately 96.8% general partner interest in the Operating Partnership.

The Company’s investment strategy has two components: constant monitoring of existing markets, and evaluation of new markets to identify areas with the characteristics that underlie rental growth. The Company’s strong financial condition supports its investment strategy by enhancing its ability to quickly shift acquisition, development, redevelopment, and disposition activities to markets that will optimize the performance of the portfolio.

As of September 30, 2015, the Company had ownership interests in 245 stabilized apartment communities, comprising 58,768 apartment homes, excluding the Company’s ownership in preferred equity interest co-investments, and the Company also had ownership interests in four commercial buildings with approximately 320,235 square feet and nine active developments.  The Company’s apartment communities are located in the following major West Coast regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of September 30, 2015, the Company’s development pipeline was comprised of two consolidated projects under development and seven unconsolidated joint venture projects under development, all aggregating 2,759 apartment homes, with total incurred costs of $0.8 billion, and estimated remaining project costs of $0.8 billion for total estimated project costs of $1.6 billion.

The Company’s consolidated apartment communities are as follows:

	As of September 30, 2015		As of September 30, 2014
	Apartment Homes	%	Apartment Homes	%
Southern California	23,514	48%	22,168	46%
Northern California	14,807	31%	14,601	31%
Seattle Metro	10,239	21%	10,216	21%
Arizona	-	-	902	2%
Total	48,560	100%	47,887	100%

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

In March 2015, the Company purchased a controlling interest in The Huxley and The Dylan, two properties with a total of 371 apartment homes, located in West Hollywood, California, with cash and the assumption of the mortgage loans with a principal balance of $114.4 million and with a remaining term to maturity of thirty-two years. As a result of the acquisition, the Company now consolidates these two properties and the related debt.

In April 2015, the Company purchased an additional 49.5% interest in Reveal, a 438 apartment community located in Woodland Hills, CA, from Wesco I, a related party in which the Company holds a 50.0% noncontrolling interest, for a contract price of $73.0 million. As a result of the acquisition, the property is now consolidated and the Company recorded a gain of $12.7 million to remeasure the portion of its investment in Wesco I related to Reveal at fair value. The gain is included in “Gain on remeasurement of co-investment” on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for nine months ended September 30, 2015.

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

In August 2015, the Company made a $5.0 million preferred equity investment in a related party limited liability company that owns Alta Vista Apartments, a 92 apartment community located in Los Angeles, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in August 2022.

Redemption of Preferred Equity Investment

In August 2015, the Company's preferred equity investment in a joint venture that holds property in San Jose, CA was redeemed. The Company recognized a gain of $1.5 as a result of this redemption.

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “Quarterly Same-Property” (stabilized properties consolidated by the Company for the quarters ended September 30, 2015 and 2014) was 96.0% and 95.9% for the three months ended September 30, 2015 and 2014, respectively.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant apartment home at its estimated market rate.

Market rates are determined using the recently signed effective rates on new leases at the property and are used as the starting point in the determination of the market rates of vacant apartment homes. The Company may increase or decrease these rates based on the supply and demand in the apartment community’s market. The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates, as disclosed by other REITs, may not be comparable to the Company’s calculation of financial occupancy.

The Company does not take into account delinquency and concessions to calculate actual rent for occupied apartment homes and market rents for vacant apartment homes. The calculation of financial occupancy compares contractual rates for occupied apartment homes to estimated market rents for unoccupied apartment homes, and thus the calculation compares the gross value of all apartment homes excluding delinquency and concessions. For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric. While an apartment community is in the lease-up phase, the Company’s primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy, which is based on contractual revenue is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s Quarterly Same-Property portfolio for financial occupancy for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,
	2015	2014
Southern California	95.8%	95.9%
Northern California	96.3%	96.1%
Seattle Metro	96.1%	95.6%

The following table provides a breakdown of revenue amounts, including revenues attributable to the Quarterly Same-Properties:

	Number of	Three Months Ended September 30,		Dollar	Percentage
	Properties	2015	2014	Change	Change
Property Revenues ($ in thousands)
Quarterly Same-Property(1):
Southern California	84	$117,186	$110,915	$6,271	5.7%
Northern California	51	94,326	85,594	8,732	10.2
Seattle Metro	45	46,700	43,522	3,178	7.3
Total Quarterly Same-Property revenues	180	258,212	240,031	18,181	7.6
Quarterly Non-Same Property Revenues		44,310	28,481	15,829	55.6
Total property revenues		$302,522	$268,512	$34,010	12.7%

(1)	Quarterly Same-Property includes BRE properties acquired on April 1, 2014.

Quarterly Same-Property Revenues increased by $18.2 million or 7.6% to $258.2 million in the third quarter of 2015 from $240.0 million in the third quarter of 2014. The increase was primarily attributable to an increase of 7.6% in average rental rates from $1,824 per apartment home in the third quarter of 2014 to $1,963 per apartment home in the third quarter of 2015. On a sequential basis the Company experienced Quarterly Same-Property revenue growth from the second quarter of 2015 to the third quarter of 2015 of $6.0 million or 2.4%, resulting from sequential revenue growth in all three regions mainly driven by an increase in average rental rates of 2.8%.

Quarterly Non-Same Property Revenues increased by $15.8 million or 55.6% to $44.3 million in the third quarter of 2015 from $28.5 million in the third quarter of 2014. The increase was primarily due to revenue generated by nine communities acquired or consolidated since July 1, 2014.

Management and other fees from affiliates decreased by $0.3 million in the third quarter of 2015 as compared to the third quarter of 2014.  The decrease is primarily due to the loss of asset and management fees in 2015, as compared to 2014, due to the consolidation of The Huxley, The Dylan, and Reveal in 2015 and the sale of certain Fund II communities.

Property operating expenses, excluding real estate taxes increased $4.2 million to $60.5 million in the third quarter of 2015 from $56.3 million in the third quarter of 2014, primarily due to the acquisition or consolidation of nine communities since July 1, 2014. Quarterly Same-Property operating expenses, excluding real estate taxes, increased by $2.2 million or 4.4% for the third quarter of 2015 compared to the third quarter of 2014, primarily due to a $1.7 increase in maintenance and repairs and a $0.8 million increase in management fees, partially offset by a decrease of $0.3 million in administrative expenses.

Real estate taxes increased by $1.8 million for the third quarter of 2015 compared to the third quarter of 2014 due primarily to the acquisition or consolidation of nine communities since July 1, 2014. Quarterly Same-Property real estate taxes decreased by $0.5 million or 1.6% for the third quarter of 2015 compared to the third quarter of 2014 primarily due to property tax refunds received in 2015 related to 2014.

Depreciation and amortization expense increased by $14.0 million for the third quarter of 2015 compared to the third quarter of 2014, due to the acquisition or consolidation of nine communities since July 1, 2014.

Merger and integration expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE and related integration activity. There were no merger and integration expenses for the third quarter of 2015 and $3.9 million for the third quarter of 2014.

Interest expense increased $4.2 million for the third quarter of 2015 compared to the third quarter of 2014, primarily due to a $2.2 million decrease in capitalized interest for the third quarter of 2015 compared to the third quarter of 2014, which decrease was in turn due to the decrease in development costs as compared to the same period in 2014.

Interest and other income increased by $4.4 million for the third quarter of 2015 compared to the third quarter of 2014 primarily due to an increase of $3.1 million in insurance proceeds and $0.6 million in income from the sale of a marketable security.

Equity income in co-investments increased $2.3 million for the third quarter of 2015 compared to the third quarter of 2014 primarily due to income of $1.5 million from the early redemption of a preferred equity investment and a promote income allocation of $0.2 million during the third quarter of 2015.

Gains on sale of real estate and land decreased by $31.4 million for the third quarter of 2015 compared to the third quarter of 2014 due to a $2.2 million gain on the sale of Coldwater Canyon and a $29.2 million gain on the sale of Mt. Sutro during the third quarter of 2014.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Our average financial occupancies for the Company’s stabilized apartment communities or “2015/2014 Same-Property” (stabilized properties consolidated by the Company for the nine months ended September 30, 2015 and 2014) was 96.3% and 96.2%, for the nine months ended September 30, 2015 and 2014, respectively.

The regional breakdown of the Company’s 2015/2014 Same-Property portfolio for financial occupancy for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30,
	2015	2014
Southern California	96.2%	96.2%
Northern California	96.3%	96.2%
Seattle Metro	96.3%	96.0%

The following table provides a breakdown of revenue amounts, including revenues attributable to the 2015/2014 Same-Properties:

	Number of	Nine Months Ended September 30,		Dollar	Percentage
	Properties	2015	2014	Change	Change
Property Revenues ($ in thousands)
2015/2014 Same-Property(1):
Southern California	58	$210,901	$198,839	$12,062	6.1%
Northern California	38	187,319	169,346	17,973	10.6
Seattle Metro	34	92,204	85,606	6,598	7.7
Total 2015/2014 Same-Property revenues	130	490,424	453,791	36,633	8.1
2015/2014 Non-Same Property Revenues		386,428	231,022	155,406	67.3
Total property revenues		$876,852	$684,813	$192,039	28.0%

(1)	2015/2014 Same-Property excludes BRE properties acquired on April 1, 2014.

2015/2014 Same-Property Revenues increased by $36.6 million or 8.1% to $490.4 million for the nine months ended September 30, 2015 from $453.8 million for the nine months ended September 30, 2014.  The increase was primarily attributable to an increase of 8.1% in average rental rates from $1,722 per apartment home for the nine months ended September 30, 2014 to $1,862 per apartment home for the nine months ended September 30, 2015.

2015/2014 Non-Same Property Revenues increased by $155.4 million or 67.3% to $386.4 million for the nine months ended September 30, 2015 from $231.0 million for the nine months ended September 30, 2014. The increase was primarily due to revenue generated from the BRE merger and twelve other communities acquired or consolidated since January 1, 2014.

Property operating expenses, excluding real estate taxes increased $27.0 million to $173.5 million for the nine months ended September 30, 2015 from $146.5 million for the nine months ended September 30, 2014, primarily due to the BRE merger and the acquisition of or consolidation of twelve communities since January 1, 2014.  2015/2014 Same-Property operating expenses, excluding real estate taxes, increased by $0.8 million or 0.8% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to a $0.5 million increase in administrative expenses.

Real estate taxes increased by $20.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to the BRE merger and the acquisition or consolidation of twelve communities since January 1, 2014.  2015/2014 Same-Property real estate taxes increased by $0.8 million or 2.0% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Depreciation and amortization expense increased by $83.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to the BRE merger and the acquisition or consolidation of twelve communities since January 1, 2014.

General and administrative expense increased $2.6 million or 9.1% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to additional corporate employees from the BRE merger.

Merger and integration expenses include, but are not limited to, advisor fees, legal, and accounting fees related to the merger with BRE and related integration activity.  Merger and integration expenses were $3.8 million for the nine months ended September 30, 2015 and $46.4 million for the nine months ended September 30, 2014.

Interest expense increased $31.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to an increase in average outstanding debt primarily due to assumed debt in connection with the BRE merger in addition to a $5.6 million decrease in capitalized interest for the nine months ended September 30, 2015 compared to the same period in 2014, which in turn was due to the decrease in development costs as compared to the same period in 2014.

Interest and other income increased by $6.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in interest income attributable to an increase in the estimated yield on mortgage backed securities in addition to an increase of $3.1 million in insurance proceeds and $0.6 million in income from the sale of a marketable security.

Equity income in co-investments decreased $5.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to events in 2014 which did not recur in 2015, including the Company's share of the gain on the sale of a Fund II community for $3.2 million, a promote income allocation of $4.9 million during the nine months ended September 30, 2014, partially offset by $2.0 million in income from the early redemption of two preferred equity investments during the nine months ended September 30, 2015.

Gains on sale of real estate and land decreased by $31.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to $7.1 million in gains on the sales of Pinnacle South Mountain and two commercial buildings during the nine months ended September 30, 2015 as compared to a $7.5 million gain on the sale of Vista Capri North, a $2.2 million gain on the sale of Coldwater Canyon and a $29.2 million gain on the sale of Mt. Sutro during the nine months ended September 30, 2014.

Gain on remeasurement of co-investment increased by $34.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the remeasurement of the Company's investments, as a consequence of the Company's acquisition of a controlling interest, in The Huxley and The Dylan properties, resulting in a gain of $21.3 million, and Reveal, resulting in a gain of $12.7 million.

Liquidity and Capital Resources

As of September 30, 2015, the Company had $35.7 million of unrestricted cash and cash equivalents and $133.1 million in marketable securities, of which $56.1 million were available for sale.  We believe that cash flows generated by our operations, existing cash, cash equivalents, and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Positive, and BBB/Positive, respectively.

The Company has two lines of unsecured credit aggregating $1.03 billion.  The Company has a $1.0 billion unsecured line of credit, and as of September 30, 2015, there were no amounts outstanding on it. The underlying interest rate is based on a tiered rate structure tied to the Company's credit ratings on the credit facility and the rate was LIBOR plus 0.95% as of September 30, 2015.  This facility matures in December 2018 with one 18-month extension, exercisable at the Company’s option. The Company has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2016.  As of September 30, 2015, there was $2.0 million outstanding on the $25.0 million unsecured line. The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 0.95%.

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

The Company has entered into equity distribution agreements with Cantor Fitzgerald & Co, Barclays Capital Inc., BMO Capital Markets Corp., BNB Paribas Securities Corp., Citigroup Global Capital Inc., Jefferies, LLC ("Jefferies"), J.P. Morgan Securities LLC ("JP Morgan"), Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC ("UBS"). Pursuant to its equity distribution program, during the nine months ended September 30, 2015 and through October 30, 2015, the Company has issued 1,481,737 shares of common stock at an average price of $226.46 per share, for proceeds of $332.3 million, net of fees and commissions. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, acquire apartment communities and fund the development pipeline. As of October 30, 2015, the Company may sell an additional 1,719,109 shares under the current equity distribution program.

Essex pays quarterly dividends from cash available for distribution.  Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

Development and Predevelopment Pipeline

The Company defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2015, the Company’s development pipeline was comprised of two consolidated projects under development and seven unconsolidated joint venture projects under development, all aggregating 2,759 apartment homes, with total incurred costs of $0.8 billion, and estimated remaining project costs of approximately $0.8 billion for total estimated project costs of $1.6 billion.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of assets, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement. During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations. As of September 30, 2015, the Company had ownership interests in five major redevelopment communities aggregating 1,313 apartment homes with estimated redevelopment costs of $159.8 million, of which approximately $100.0 million remains to be expended. The Company has the ability to cease funding of the redevelopment pipeline as needed.

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

As of September 30, 2015 and December 31, 2014 the aggregate carrying value of the interest rate swap contracts was a liability of $1.9 million and $1.8 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the consolidated balance sheets as of September 30, 2015 and December 31, 2014. The aggregate carrying value of the total return swaps was an asset of $5 thousand on the condensed consolidated balance sheet as of September 30, 2015. The Company did not hold any total return swaps as of December 31, 2014.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of September 30, 2015, the Company had an interest in 1,988 apartment homes of communities actively under development with joint ventures for total estimated costs of $1.1 billion. Total estimated remaining costs total approximately $542 million, of which the Company estimates that our remaining investment in these development joint ventures will be approximately $278 million. In addition, the Company had an interest in 10,208 apartment homes of operating communities with joint ventures for a total book value of $718.6 million as of September 30, 2015.

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

The following table sets forth the Company’s calculation of FFO and Core FFO for the three and nine months ended September 30, 2015 and 2014 (in thousands except for share and per share data):

Essex Property Trust, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$42,323	$53,566	$147,241	$76,685
Adjustments:
Depreciation and amortization	116,308	102,286	336,946	253,890
Gains not included in Funds from Operations attributable to common stockholders and unitholders	—	(31,372)	(41,126)	(41,664)
Depreciation add back from unconsolidated co-investments	12,800	9,986	36,822	23,060
Noncontrolling interest related to Operating Partnership units	1,471	1,816	5,115	3,442
Insurance reimbursements	(1,751)	—	(1,751)	—
Depreciation attributable to third party ownership and other	(253)	(335)	(753)	(996)
Funds from Operations attributable to common stockholders and unitholders	$170,898	$135,947	$482,494	$314,417
Funds from Operations attributable to common stockholders and unitholders per share - diluted	$2.53	$2.08	$7.19	$5.55
Non-core items:
Merger and integration expenses	—	3,857	3,798	46,413
Acquisition and investment related costs	381	51	1,357	768
Gain on sales of marketable securities, note prepayment and other investments	(598)	—	(598)	(886)
Gain on sale of land	—	—	—	(400)
Co-investment promote income	(192)	—	(192)	(4,904)
Income from early redemption of preferred equity investments	(1,485)	—	(1,954)	—
Insurance reimbursements	(569)	—	(2,319)	—
Other non-core adjustments	—	1,249	(207)	710
Core Funds from Operations attributable to common stockholders and unitholders	$168,435	$141,104	$482,379	$356,118
Core Funds from Operations attributable to common stockholders and unitholders per share-diluted	$2.49	$2.16	$7.19	$6.28
Weighted average number
shares outstanding diluted (1)	67,535,685	65,234,328	67,135,143	56,677,712

(1)
Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and excludes 902,668 DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings from operations	$82,689	$65,138	$238,970	$138,051
Adjustments:
Depreciation and amortization	116,308	102,286	336,946	253,890
Management and other fees from affiliates	(2,104)	(2,361)	(6,809)	(6,856)
General and administrative	11,129	11,479	31,223	28,621
Merger and integration expenses	—	3,857	3,798	46,413
Acquisition and investment related costs	381	51	1,357	768
NOI	208,403	180,450	605,485	460,887
Less: Non same-property NOI	(30,032)	(18,478)	(258,856)	(149,241)
Same-property NOI (1)	$178,371	$161,972	$346,629	$311,646

(1)
Same-Property NOI for the three months ended September 30, 2015 and 2014 includes BRE properties acquired on April 1, 2014, while the BRE properties are excluded from Same-Property NOI for the nine months ended September 30, 2015 and 2014.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. As of September 30, 2015, the Company has entered into seven interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on its $225.0 million variable rate five-year unsecured term debt.  As of September 30, 2015, the Company also had $292.1 million of variable rate indebtedness, of which $148.1 million is subject to interest rate cap protection.  The Company holds derivative instruments designated as cash flow hedges as of September 30, 2015.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s cash flow hedge derivative instruments used to hedge interest rates as of September 30, 2015.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2015.

			Carrying and	Estimated Carrying Value
	Notional	Maturity	Estimated	50	-50
(in thousands)	Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$225,000	2016-2017	$(1,942)	$(685)	$(2,989)
Interest rate caps	148,125	2016-2020	—	45	—
Total cash flow hedges	$373,125	2016-2020	$(1,942)	$(640)	$(2,989)

Additionally, the Company has a total return swap, which does not qualify for hedge accounting, with a notional amount of $114.4 million and a carrying value and fair value of $5 thousand at September 30, 2015.

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

For the Years Ended	2015	2016		2017		2018	2019	Thereafter		Total	Fair value
(in thousands, except for interest rates)
Fixed rate debt	$7,296	179,669		538,683		320,080	630,801	3,062,325		$4,738,854	$4,908,133
Average interest rate	4.6%	4.5%		3.3%		5.5%	4.3%	4.1%		4.1%
Variable rate debt	$—	200,038	(1)	25,495	(1)	541	10,592	280,417	(2) (3)	$517,083	$513,037
Average interest rate	—	2.1%		2.0%		2.0%	1.8%	1.5%		1.8%

(1)	$225.0 million subject to interest rate swap agreements.

(2)	$148.1 million subject to interest rate caps.

(3)	$114.4 million subject to total return swaps.

The table incorporates only those exposures that exist as of September 30, 2015; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise prior to settlement.

Item 4: Controls and Procedures

Essex Property Trust, Inc.

As of September 30, 2015, Essex carried out an evaluation, under the supervision and with the participation of management, including Essex’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Essex’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by Essex in the reports that Essex files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Essex’s management, including Essex’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in Essex’s internal control over financial reporting, that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Essex’s internal control over financial reporting.

Essex Portfolio, L.P.

As of September 30, 2015, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the Operating Partnership files or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

The Company is subject to various lawsuits in the normal course of its business operations.  Such lawsuits could, but are not expected to, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company purchases general liability and all risk property, including loss of rent, insurance coverage for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”) to self-insure certain earthquake and all risk losses. As of September 30, 2015, PWI has cash and marketable securities of approximately $57.4 million, and is consolidated in the Company's financial statements.

Item 1A: Risk Factors

There were no material changes to the Risk Factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC and available at www.sec.gov.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities; Essex Portfolio, L.P.

During the three months ended September 30, 2015, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2015, Essex Property Trust, Inc. issued an aggregate of 191,916 of its common stock upon the exercise of stock options, the vesting of restricted stock awards and the issuances of common stock into the public market pursuant to its equity distribution program.  Essex Property Trust, Inc. contributed the proceeds from the option exercises and issuances of common stock pursuant to its equity distribution program of $39.0 million for the three months ended September 30, 2015 to our Operating Partnership in exchange for an aggregate of 191,916 common operating partnership units ("common units"), as required by the Operating Partnership’s partnership agreement.

Item 5: Other Information

None.

Item 6: Exhibits

A. Exhibits
12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Angela L. Kleiman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PROPERTY TRUST, INC.
(Registrant)

Date: November 4, 2015

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

Date: November 4, 2015

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: November 4, 2015

By: /S/ ANGELA L. KLEIMAN

Angela L. Kleiman
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

ESSEX PORTFOLIO, L.P. By Essex Property Trust, Inc., its general partner
(Registrant)

Date: November 4, 2015

By: /S/ JOHN FARIAS

John Farias
Group Vice President and Chief Accounting Officer