Form 10-K
period 2015-12-31
ESSEX PROPERTY TRUST INC; ESSEX PORTFOLIO LP
filed 2016-02-26
CIK 920522, 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _____________
Commission file number:   1-13106 (Essex Property Trust, Inc.)
Commission file number:   333-44467-01 (Essex Portfolio, L.P.)

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
(Exact name of Registrant as Specified in its Charter)

Maryland (Essex Property Trust, Inc.) California (Essex Portfolio, L.P.)	77-0369576 (Essex Property Trust, Inc.) 77-0369575 (Essex Portfolio, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1100 Park Place, Suite 200
San Mateo, California    94403
(Address of Principal Executive Offices including Zip Code)
(650) 655-7800
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

As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $13,717,739,025.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P., cannot be determined.

As of February 22, 2016, 65,411,581 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be filed within 120 days of December 31, 2015.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “ESS” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, references to the “Company,” “Essex,” “we,” “us” or “our” mean collectively ESS, EPLP and those entities/subsidiaries owned or controlled by ESS and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

ESS is the general partner of, and as of December 31, 2015 owned an approximate 96.7% ownership interest in EPLP.  The remaining 3.3% interest is owned by limited partners. As the sole general partner of EPLP, ESS has exclusive control of EPLP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and ESS contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ESS receives a number of OP Units (see definition below) in the Operating Partnership equal to the number of shares of common stock it has issued in the equity offering.  Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership, which is one of the reasons why the Company is structured in the manner shown above. Based on the terms of EPLP's partnership agreement, OP Units can be exchanged for ESS common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ESS and shares of common stock.

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

The Company believes it is important to understand the few differences between ESS and EPLP in the context of how ESS and EPLP operate as a consolidated company. Shareholders' equity, partners' capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's consolidated financial statements and as noncontrolling interests in the Company's consolidated financial statements. The noncontrolling interests in the Operating Partnership's consolidated financial statements include the interests of unaffiliated partners in various consolidated partnerships and development joint venture partners. The noncontrolling interests in the Company's consolidated financial statements include (i) the same noncontrolling interests as presented in the Operating Partnership’s consolidated financial statements and (ii) limited partner OP Unit holders of the Operating Partnership. The differences between

iii

stockholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

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

iv

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
2015 ANNUAL REPORT ON FORM 10-K

v

PART I
Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section, “Forward Looking Statements.”  Actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including in Item 1A, Risk Factors of this Form 10-K.

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex”, "ESS", or the “Company”) a Maryland corporation, is an S&P 500 company that operates as a self-administered and self-managed real estate investment trust (“REIT”). The Company owns all of its interest in its real estate and other investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership” or “EPLP”). The Company is the sole general partner of the Operating Partnership and as of December 31, 2015 owns a 96.7% general partnership interest. In this report, the terms “Essex” or the “Company” also refer to Essex Property Trust, Inc., its Operating Partnership and those entities owned or controlled by the Operating Partnership.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities. As of December 31, 2015, the Company owned or held an interest in 246 communities, aggregating 59,160 apartment homes, located along the West Coast, as well as four commercial buildings (totaling approximately 319,079 square feet), and eight active development projects with 2,447 apartment homes in various stages of development (collectively, the “Portfolio”).

The Company’s website address is http://www.essex.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are available, free of charge, on its website as soon as practicable after the Company files the reports with the U.S. Securities and Exchange Commission (“SEC”).

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

•
Business Planning and Control – Comprehensive business plans are implemented in conjunction with significant investment decisions.  These plans include benchmarks for future financial performance, based on collaborative discussions between on-site managers and senior management.

•
Development and Redevelopment – The Company focuses on acquiring and developing apartment communities in supply constrained markets, and redeveloping its existing communities to improve the financial and physical aspects of the Company’s communities.

CURRENT BUSINESS ACTIVITIES

Merger with BRE Properties, Inc. in 2014

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

Acquisitions of Real Estate

Acquisitions are an important component of the Company’s business plan, and during 2015, the Company acquired ownership interests in seven communities comprised of 1,722 apartment homes for $638.1 million.

The following is a summary of 2015 acquisitions ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2015	Purchase Price
8th & Hope	Los Angeles, CA	290	100%	EPLP	Q1	$200.0
The Huxley (1)	Los Angeles, CA	187	100%	EPLP	Q1	48.8
The Dylan (1)	Los Angeles, CA	184	100%	EPLP	Q1	51.3
Reveal (2)	Woodland Hills, CA	438	99.75%	EPLP	Q2	73.0
Avant	Los Angeles, CA	247	100%	EPLP	Q2	99.0
Avant II	Los Angeles, CA	193	100%	EPLP	Q4	73.0
Enso	San Jose, CA	183	100%	EPLP	Q4	93.0
Total 2015		1,722				$638.1

(1)
In March 2015, the Company purchased the joint venture partner's remaining membership interest in The Huxley and The Dylan co-investments for a purchase price of $100.1 million. The properties are now consolidated.

(2)	In April 2015, the Company purchased the joint venture partner's 49.5% membership interest in the Reveal co-investment for a purchase price of $73.0 million. The property is now consolidated.

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

During 2015, the Company sold two apartment communities, Pinnacle South Mountain and Sharon Green, for a total of $308.8 million, resulting in total gains of $44.9 million. Additionally, in March 2015, the Company sold two commercial buildings, aggregating 120,000 square feet, located in Emeryville, CA, for $13.0 million, resulting in gains of $2.4 million.

Development Pipeline

The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations.  As of December 31, 2015, the Company had two consolidated development projects and six joint venture development projects comprised of 2,447 apartment homes for an estimated cost of $1.4 billion, of which $787 million remains to be expended, of which $542 million is the Company's share.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. As of December 31, 2015, the Company had various consolidated predevelopment projects. The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline ($ in millions):

				As of
				12/31/2015
		Essex		Incurred	Estimated
Development Pipeline	Location	Ownership%	Apartment Homes	Project Cost (1)	Project Cost(1)
Development Projects - Consolidated
MB 360 - Phase II	San Francisco, CA	100%	172	$119	$135
Station Park Green	San Mateo, CA	100%	599	83	354
Total - Consolidated Development Projects			771	202	489
Development Projects - Joint Venture
Epic - Phase III	San Jose, CA	55%	200	84	92
Agora(2)	Walnut Creek, CA	51%	49	84	95
Owens	Pleasanton, CA	55%	255	55	89
Hacienda	Pleasanton, CA	55%	251	37	86
Century Towers	San Jose, CA	50%	376	93	172
500 Folsom (3)	San Francisco, CA	50%	545	62	381
Total - Joint Venture Development Projects			1,676	415	915
Predevelopment Projects - Consolidated
Other Projects	various	100%	—	40	40
Total - Predevelopment Projects			—	40	40
Grand Total - Development and Predevelopment Pipeline			2,447	$657	$1,444

(1)
Includes costs related to the entire project, including both the Company's and joint venture partners' costs. Includes incurred costs and estimated costs to complete these development projects. For predevelopment projects, only incurred costs are included in estimated costs.

(2)	Estimated project costs for this development include costs to develop both residential and commercial space.

(3)	Estimated project cost for this development is net of a projected value for low-income housing tax credit proceeds and savings from tax exempt bonds.

Redevelopment Pipeline

The Company defines the redevelopment pipeline as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2015, the Company had ownership interests in five major redevelopment communities aggregating 1,313 apartment homes with estimated redevelopment costs of $159.8 million, of which approximately $82.5 million remains to be expended.

Long Term Debt

During 2015, the Company made regularly scheduled principal payments and loan payoffs of $118.3 million of its secured mortgage notes payable at an average interest rate of 5.3%.

In March 2015, the Company issued $500 million of 3.5% senior unsecured notes that mature in April 2025. The interest is payable semi-annually in arrears on April 1st and October 1st of each year, commencing October 1, 2015, until the maturity date in April 2025. The Company used the net proceeds of this offering to repay indebtedness under the Company's $1.0 billion unsecured line of credit facility, its $25.0 million unsecured working capital line and for other general corporate purposes.

Bank Debt

As of December 31, 2015, Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Positive, and BBB/Positive, respectively.

At December 31, 2015, the Company's $1.0 billion credit facility had an interest rate of LIBOR plus 0.95%, which is based on a tiered rate structure tied to the Company's credit ratings. In January 2016, the Company extended the maturity date on its $1.0 billion unsecured line of credit facility from December 2017 to December 2019, with one 18-month extension, exercisable by the Company and lowered the interest rate to LIBOR plus 0.90%.

Equity Transactions

During 2015, ESS issued 1,481,737 shares of common stock at an average share price of $226.46 for proceeds of $332.3 million, net of fees and commissions. ESS contributed the net proceeds to the Operating Partnership and used the proceeds to pay down debt, fund the development and redevelopment pipeline, fund acquisitions, and for general corporate purposes. During the first quarter of 2016 through February 22, 2016, ESS has not issued any shares under its equity distribution program.

Co-investments

The Company has entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which we own an indirect economic interest in less than 100% of the community or land owned directly by the joint venture or partnership. For each joint venture the Company holds a 50% to 55% non-controlling interest in the venture and will earn customary management fees and may earn development, asset property management fees and may also earn a promote interest.

The Company has also made, and may continue in the future to make, preferred equity investments in various multi-family development projects. The Company earns a preferred rate of return on these investments.

OFFICES AND EMPLOYEES

The Company is headquartered in San Mateo, California, and has regional offices in Woodland Hills, California; San Jose, California; Irvine, California; San Diego, California and Bellevue, Washington. As of December 31, 2015, the Company had 1,806 employees.

INSURANCE

The Company purchases general liability and all risk property, including loss of rent, insurance coverage for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance.  There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and all risk losses. As of December 31, 2015, PWI has cash and marketable securities of approximately $60.3 million, and is consolidated in the Company's financial statements.

All of the Company's communities are located in areas that are subject to earthquake activity. The Company evaluates its financial loss exposure to seismic events by using actuarial loss models developed by the insurance industry and property vulnerability based on structural evaluations of seismic consultants. The Company manages this exposure, where considered appropriate, desirable, and cost-effective, by upgrading properties to increase their resistance to forces caused by seismic events, by considering available funds and coverages provided by PWI and/or by purchasing seismic insurance. The Company also purchases limited earthquake insurance for certain properties owned by the Company's co-investments.
In addition, the Company carries other types of insurance coverage related to a variety of risks and exposures.
Based on market conditions, the Company may change or potentially eliminate insurance coverages, or increase levels of self-insurance. Further, the Company may incur losses, which could be material, due to uninsured risks, deductibles and self-insured retentions, and/or losses in excess of coverage limits.

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

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2016.

The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates, stock price, and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

See the discussion under the caption, “Risks Related to Real Estate Investments and Our Operations - The Company’s Portfolio may have environmental liabilities” in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on its operations, which discussion under the caption “The Company’s Portfolio may have environmental liabilities” is incorporated by reference into this Item 1.

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

ITEM 1A: RISK FACTORS
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
Risks Related to Our Real Estate Investments and Operations
General real estate investment risks may adversely affect property income and values. Real estate investments are subject to a variety of risks. If the communities and other real estate investments do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to stockholders will be adversely affected. Income from the communities may be further adversely affected by, among other things, the following factors:

•	the general economic climate;

•	local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;

•	the attractiveness of the communities to tenants;

•	competition from other available housing alternatives;

•	changes in rent control or stabilization laws or other laws regulating housing;

•	the Company’s ability to provide for adequate maintenance and insurance; and

•	changes in interest rates and availability of financing.

As leases at the communities expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values also may be adversely affected by such factors as applicable laws (ex: the Americans with Disabilities Act of 1990 and tax laws). Real estate investments are relatively illiquid and, therefore, the Company’s ability to vary its portfolio promptly in response to changes in economic or other conditions may be quite limited.
Short-term leases expose us to the effects of declining market rents, and the Company may be unable to renew leases or relet units as leases expire. Substantially all of our apartment leases are for a term of one year or less. If the Company is unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Company’s results of operations and financial condition will be adversely affected. With these short term leases, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations. We may make acquisitions of and investments in businesses that offer complementary properties and communities to augment our market coverage, or enhance our property offerings. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. In addition, our original estimates and assumptions used in assessing any acquisition may be inaccurate, and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest portions of our business that are no longer strategically important or exit minority investments, which could materially affect our FFO, cash flows and results of operations.
These transactions or any other acquisitions or dispositions involve risks and uncertainties. For example, as a consequence of such transactions, we may assume unknown liabilities, which could ultimately lead to material costs for us. In addition, the integration of acquired businesses or other acquisitions may not be successful and could result in disruption to other parts of our business. To integrate acquired businesses or other acquisitions, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. There can be no assurance that all pre-acquisition property due diligence will have identified all material issues that might arise with respect to such acquired business and its properties or as to any such other acquisitions.
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
Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, could be dilutive to our existing stockholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
National and regional economic environments can negatively impact the Company’s operating results. The Company's forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the west coast states. In the event of a recession, the Company could incur reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses.
Inflation/Deflation may affect rental rates and operating expenses. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.
Acquisitions of communities involve various risks and uncertainties and may fail to meet expectations. The Company intends to continue to acquire apartment communities. However, there are risks that acquisitions will fail to meet the Company’s expectations. The Company’s estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow the Company to market an acquired apartment community as originally intended may prove to be inaccurate. Also, in connection with such acquisitions, we may assume unknown liabilities, which could ultimately lead to material costs for us. The Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may be not available on advantageous terms.
Our apartment communities may be subject to unknown or contingent liabilities which could cause us to incur substantial costs. The properties that the Company owns or may acquire are or may be subject to unknown or contingent liabilities for which the Company may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the sales of the properties may not survive the closing of the transactions. While the Company will seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with apartment communities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our business, financial condition and results of operations.
Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received. The Company’s development and redevelopment activities generally entail certain risks, including the following:

•	funds may be expended and management's time devoted to projects that may not be completed;

•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;

•	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage;

•	occupancy rates and rents at a completed project may be less than anticipated;

•	expenses at completed development projects may be higher than anticipated; and

•
we may be unable to obtain, or experience a delay in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or delay or abandonment of opportunities.

These risks may reduce the funds available for distribution to the Company’s stockholders. Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor above titled “General real estate investment risks may adversely affect property income and values.”
Difficulty of selling apartment communities could limit liquidity and financial flexibility. If we are found to have held, acquired or developed a community primarily with the intent to resell the community, federal tax laws may limit our ability to sell the community without incurring a 100% tax on the gain on the sale of the community and potentially adversely impacting our status as a real estate investment trust (“REIT”) unless we own the community through one of our taxable REIT subsidiaries (“TRSs”). In addition, real estate in our markets can at times be difficult to sell quickly at prices we find acceptable. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the apartment communities in our portfolio promptly in response to changes in economic or other conditions, which could have a material adverse effect on our financial condition and results of operations.

The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results. The Company generated significant amounts of rental revenues for the year ended December 31, 2015, from the Company’s communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2015, 83% of the Company’s rental revenues were generated from communities located in California. This geographic concentration could present risks if local property market performance falls below expectations. In general, factors that may adversely affect local market and economic conditions include the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs or income levels, industry slowdowns and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	declines in household formation;

•	favorable residential mortgage rates;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs; and

•	competition from other available apartments and other housing alternatives and changes in market rental rates.

The Company may experience various increased costs, including increased property taxes, to own and maintain its properties. Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Thus, our real estate taxes in the State of Washington could increase as a result of property value reassessments or increased property tax rates in that state. A current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Proposition 13, property tax reassessment generally occurs as a result of a “change in ownership” of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a “change in ownership” or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial and industrial property and/or introduce split tax roll legislation. Such initiatives, if successful, could increase the assessed value and/or tax rates applicable to commercial property in California, including our apartment communities.

The Company may experience increased costs associated with capital improvements and routine property maintenance, such as repairs to the foundation, exterior walls, and rooftops of its properties, as its properties advance through their life-cycles. Increases in the Company’s expenses to own and maintain its properties could adversely impact the Company’s financial condition and results of operations.

Competition in the apartment community market may adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting residents. These include other apartment communities, condominiums and single-family homes that are available for rent or for sale in the markets in which the communities are located. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes caused by lower housing prices, mortgage interest rates and government programs to promote home ownership could adversely affect the Company’s ability to retain its residents, lease apartment homes and increase or maintain rents. If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in costs and prices of apartment communities that the Company acquires and/or develops.
Investments in mortgages and other real estate securities could affect the Company’s ability to make distributions to stockholders. The Company may invest in equity, preferred equity or debt securities related to real estate, which could adversely affect the Company’s ability to make distributions to stockholders. The Company may purchase or otherwise invest in securities issued by entities which own real estate and/or invest in mortgages or unsecured debt obligations. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. The Company may acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity or entities that owns the interest in the entity owning the property. In general, investments in mortgages include the following risks:

•	that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses;

•	the borrower may not pay indebtedness under the mortgage when due, requiring the Company to foreclose, and the amount recovered in connection with the foreclosure may be less than the amount owed;

•	that interest rates payable on the mortgages may be lower than the Company’s cost of funds;

•	in the case of junior mortgages, that foreclosure of a senior mortgage could eliminate the junior mortgage; and

•	delays in the collection of principal and interest if a borrower claims bankruptcy.

If any of the above were to occur, it could adversely affect the Company’s cash flows from operations.
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
From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. For example, the Company has made preferred equity investments in third party entities that own real estate. With preferred equity investments and certain other investments, the Operating Partnership’s interest in a particular entity is typically less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership’s ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership’s objectives. The Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity. The Company may also incur losses if any guarantees or indemnifications were made by the Company. The Company also owns properties indirectly under "downREIT" structures. The Company has, and in the future may, enter into transactions that could require the Company to pay the tax liabilities of partners, which contribute assets into downREITs, joint ventures or the Operating Partnership, in the event that certain taxable events, which are within the Company’s control, occur. Although the Company plans to hold the contributed assets or defer recognition of gain on sale pursuant to the like-kind exchange rules under Section 1031 of the Code, the Company can provide no assurance that the Company will be able to do so and if such tax liabilities were incurred they could have a material impact on its financial position.

Compliance with laws benefiting disabled persons may require the Company to make significant unanticipated expenditures or impact the Company’s investment strategy. A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on the Company with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures.
The Company’s portfolio may have environmental liabilities. Under various federal, state and local environmental and public health laws, regulations and ordinances we have been from time to time, and may be required in the future, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases naturally occurring substances such as methane and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for response costs, property damage, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the impacts resulting from such releases.  While the Company is unaware of any such response action required or damage claims associated with its existing properties which individually or in aggregate would have a materially adverse effect on our business, assets, financial condition or results of operations, potential future costs and damage claims may be substantial and could exceed any insurance coverage we may have for such events or such coverage may not exist.  Further, the presence of such substances, or the failure to properly remediate any such impacts, may adversely affect our ability to borrow against, develop, sell or rent the affected property.  In addition, some environmental laws create or allow a government agency to impose a lien on the impacted site in favor of the government for damages and costs it incurs as a result of responding to hazardous or toxic substance or petroleum product releases .
Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of apartment communities for personal injury associated with ACMs.  In connection with the ownership (direct or indirect), operation, management and development of our communities, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.
Investments in real property create a potential for environmental liabilities on the part of the owner of such real property.  The Company carries certain limited insurance coverage for this type of environmental risk as to its properties; however, such coverage is not fully available for all properties and, as to those properties for which limited coverage is fully available it may not apply to certain claims arising from known conditions present on those properties.  In general, in connection with the ownership, operation, financing, management and development of its communities, the Company may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities.  The Company may also be subject to governmental fines and costs related to injuries to third persons and damage to their property.
Properties which we intend to acquire undergo a pre-acquisition Phase I environmental site assessment, which is intended to afford the Company protection against so-called “owner liability” under the primary federal environmental law, as well as further environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling except where conditions warranting such further assessment are identified and seller’s consent is obtained.  While such assessments are conducted in accordance with applicable “all appropriate inquiry" standards, no assurance can be given that all environmental conditions present on or beneath or emanating from a given property will be discovered or that the full nature and extent of those conditions which are discovered will be adequately ascertained and quantified.
In connection with our ownership, operation and development of communities, from time to time we undertake remedial action in response to the presence of subsurface or other contaminants, including contaminants in soil, groundwater and soil vapor beneath or affecting our buildings.  The Company does so pursuant to appropriate environmental regulatory requirements with the objective of obtaining regulatory closure or a no further action determination that will allow for future use, development and sale of any impacted community.
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed in a timely manner.  Although the occurrence of mold at multi-family and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions.  The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence reduce its risk of loss from these cases; however, no assurance can be provided that the Company has identified and responded to all mold occurrences.
California has enacted legislation, commonly referred to as "Proposition 65," requiring that "clear and reasonable" warnings be given to persons who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including tobacco smoke.  Although the Company has sought to comply with Proposition 65 requirements, the Company cannot assure you that the Company will not be adversely affected by litigation relating to Proposition 65.
Methane gas is a naturally-occurring gas that is commonly found below the surface in several areas, particularly in the Southern California coastal areas.  Methane is a non-toxic gas, but is flammable and can be explosive at sufficient concentrations when in confined spaces and exposed to an ignition source.  Naturally-occurring, methane gas is regulated at the state and federal level as a greenhouse gas but is not otherwise regulated as a hazardous substance; however some local governments, such as Los Angeles County, require that new buildings constructed in areas designated methane gas zones install detection and/or venting systems.  Methane gas is also associated with certain industrial activities, such as former municipal waste landfills.  Radon is also a naturally-occurring gas that is found below the surface and can pose a threat to human health requiring abatement action if present in sufficient concentration within occupied areas.  The Company cannot assure you that it will not be adversely affected by costs related to its compliance with methane or radon gas related requirements or litigation costs related to methane or radon gas.
We cannot assure you that costs or liabilities incurred as a result of environmental matters will not affect our ability to make distributions to stockholders, or that such costs or liabilities will not have a material adverse effect on our financial condition and results of operations; provided, however, the Company is unaware of any pending or threatened alleged claim resulting from such matters which would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company may incur general uninsured losses. The Company purchases general liability and all risk property, including loss of rent, insurance coverage for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and all risk losses. As of December 31, 2015, PWI has cash and marketable securities of approximately $60.3 million, and is consolidated in the Company's financial statements.
All the communities are located in areas that are subject to earthquake activity. The Company evaluates its financial loss exposure to seismic events by using actuarial loss models developed by the insurance industry and property vulnerability based on structural evaluations of seismic consultants. The Company manages this exposure, where considered appropriate, desirable, and cost-effective, by upgrading properties to increase their resistance to forces caused by seismic events, by considering available funds and coverages provided by PWI and/or by purchasing seismic insurance. Purchasing seismic insurance coverage can be costly and such seismic insurance is in limited supply. As a result, the Company may experience a shortage in desired coverage levels if market conditions are such that insurance is not available, or the cost of the insurance makes it, in managements view, not economically practical. The Company purchases limited earthquake insurance for certain high-density properties and assets owned by the Company's co-investments.

The Company carries other types of insurance coverage related to a variety of risks and exposures. Based on market conditions, the Company may change or potentially eliminate insurance coverages, or increase levels of self-insurance. Further, we cannot assure you that the company will not incur losses, which could be material, due to uninsured risks, deductibles and self-insured retentions, and/or losses in excess of coverage limits.

We have significant investments in large metropolitan markets, such as the metropolitan markets in Southern California, the San Francisco Bay Area and Seattle. These markets may in the future be the target of actual or threatened terrorist attacks. Future terrorist attacks in these markets could directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage.

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
Accidental death or horrendous injuries due to fire, natural disasters or other hazards could adversely affect our business and results of operations. The accidental death or horrendous injuries of persons living in our communities due to fire, natural disasters or other hazards could have a material adverse effect on our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where any such events have occurred, which could have a material adverse effect on our business and results of operations.
Adverse changes in laws may affect the Company's liability relating to its properties and its operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect the Company's cash available for distribution and its ability to make distributions to its stockholders and pay amounts due on its debt. Similarly, changes in laws increasing the potential liability of the Company on a range of issues, including those regarding potential liability for other environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws including those affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on the Company and its ability to make distributions to its stockholders and pay amounts due on our debt. For example, the California statute known as "SB375" provides that, in order to reduce greenhouse emissions, there should be regional planning to coordinate housing needs with regional transportation. Such planning could lead to restrictions on property development that adversely affect the Company. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing, as well as any lawsuits against the Company arising from such rent control or other laws, may reduce rental revenues or increase operating costs.
The soundness of financial institutions could adversely affect us. We maintain cash and cash equivalent balances, including significant cash amounts of our wholly owned insurance subsidiary, Pacific Western Insurance LLC, as well as 401(k) plan assets in a limited number of financial institutions.  Our cash balances are generally in excess of federally insured limits.  The failure or collapse of one or more of these financial institutions may materially adversely affect our ability to recover our cash balances or the 401(k) assets.  Certain financial institutions are lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry.  In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, which could adversely affect our business and results of operations.
Failure to succeed in new markets may limit the Company’s growth. The Company may from time to time make acquisitions or commence development activity outside of its existing market areas if appropriate opportunities arise. The Company’s historical experience in its existing markets does not ensure that it will be able to operate successfully in new markets. The Company may be exposed to a variety of risks if it chooses to enter new markets. These risks include, among others:

•	an inability to evaluate accurately local apartment market conditions and local economies;

•	an inability to identify appropriate acquisition opportunities or to obtain land for development;

•	an inability to hire and retain key personnel; and

•	lack of familiarity with local governmental and permitting procedures.

The Company’s real estate assets may be subject to impairment charges. The Company continually evaluates the recoverability of the carrying value of its real estate assets under U.S. generally accepted accounting principles ("U.S. GAAP"). Factors considered in evaluating impairment of the Company’s existing multi-family real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a multi-family real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of management. There can be no assurance that the Company will not take charges in the future related to the impairment of the Company’s assets. Any future impairment charges could have a material adverse effect on the Company’s results of operations.
We face risks associated with land holdings and related activities. We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land, and may, in the future acquire additional land, in our development pipeline at a cost we may not be able to fully recover or at a cost which may preclude our developing a profitable multi-family community. If there are subsequent changes in the fair value of our land holdings which we determine is less that the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment changes which could have a material adverse effect on our results of operations.
Risks Related to Our Indebtedness and Financings
Capital and credit market conditions may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, results of operations, cash flows and financial condition. In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to the Company may be adversely affected. Our current balance sheet, the debt capacity available on the unsecured line of credit with a diversified bank group, access to the public and private placement debt markets and secured debt financing providers such as Fannie Mae and Freddie Mac provides some insulation from volatile capital markets. We primarily use external financing, including sales of equity securities, to fund acquisitions, developments, and redevelopments and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. In general, to the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing without a corresponding change to investment cap rates) the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely affected, which would impact the Company's financial standing and related credit rating. In addition, if our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of our liquidity, which could result in lender foreclosure on the apartment communities securing such debt.
The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing. Historically, the Company has utilized borrowing from Fannie Mae and Freddie Mac. There are no assurances that these entities will lend to the Company in the future.  Beginning in 2011, the Company has primarily utilized unsecured debt and has repaid secured debt at or near their respective maturity and has placed less reliance on agency mortgage debt financing. The Administration and lawmakers have proposed potential options for the future of agency mortgage finance in the U.S. that could involve the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government or if there is reduced government support for support for multi-family housing more generally, it may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family residential real estate and, as a result, may adversely affect the Company and its growth and operations.
Debt financing has inherent risks. At December 31, 2015, the Company had approximately $5.3 billion of indebtedness (including $525.3 million of variable rate indebtedness, of which $225.0 million is subject to interest rate swaps effectively fixing the interest rate, and $20.7 million is subject to interest rate cap protection).The Company is subject to the risks normally associated with debt financing, including the following:

•	cash flow may not be sufficient to meet required payments of principal and interest;

•	inability to refinance maturing indebtedness on encumbered apartment communities;

•	inability to comply with debt covenants could cause defaults and an acceleration of maturity dates; and

•	paying debt before the scheduled maturity date could result in prepayment penalties.

The Company may not be able to renew, repay or refinance its indebtedness when due or may be required to refinance its indebtedness at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness. If the Company is unable to refinance its indebtedness on acceptable terms, or not at all, the Company might be forced to dispose of one or more of its properties on disadvantageous terms, which might result in losses. Such losses could have an adverse effect on the Company and its ability to make distributions to its stockholders and pay amounts due on its debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequential loss of revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet REIT distribution requirements.
Debt financing of communities may result in insufficient cash flow to service debt and fund distributions. Where appropriate, the Company intends to continue to use leverage to increase the rate of return on the Company’s investments and to provide for additional investments that the Company could not otherwise make. There is a risk that the cash flow from the communities will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, regional, financial, competitive, operating, legislative, regulatory, taxation and other factors, many of which are beyond our control.
As of December 31, 2015, the Company had 69 consolidated communities encumbered by debt. With respect to the 69 communities encumbered by debt, all of them are secured by deeds of trust relating solely to those communities. The holders of this indebtedness will have rights with respect to these communities and, if debt payment obligations are not met, lenders may seek foreclosure of communities which would reduce the Company’s income and net asset value, and its ability to service other debt.
Compliance requirements of tax-exempt financing and below market rent requirements may limit income from certain communities. At December 31, 2015, the Company had approximately $281.7 million of variable rate tax-exempt financing. This tax-exempt financing provides for certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. The Code and rules and regulations thereunder impose various restrictions, conditions and requirements in order to allow the note holder to exclude interest on qualified bond obligations from gross income for federal income tax purposes. The Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. Certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed communities if the Company is required to lower rental rates to attract residents who satisfy the median income test. If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability. Besides the limitations due to tax-exempt financing requirements, the income from certain communities may be limited due to below market rent ("BMR") requirements imposed by local authorities in connection with the original development of the community.
The indentures governing our notes and other financing arrangements contain restrictive covenants that limit our operating flexibility. The indentures that govern our publicly registered notes contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

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
Interest rate hedging arrangements may result in losses. The Company from time to time uses interest rate swaps and interest rate caps contracts to manage certain interest rate risks. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to the Company if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks. In order to minimize counterparty credit risk, the Company enters into hedging arrangements only with investment grade financial institutions.

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
Changes in the Company’s financing policy may lead to higher levels of indebtedness. The Company’s organizational documents do not limit the amount or percentage of indebtedness that may be incurred. The Company has adopted a policy of maintaining a limit on debt financing consistent with the existing covenants required to maintain the Company’s unsecured line of credit bank facility, unsecured debt and senior unsecured bonds. Although pursuant to this policy the Company manages its debt to be in compliance with the debt covenants, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default of its debt covenants or on its debt obligations and in an increase in debt service requirements. Any covenant breach or significant increase in the Company’s leverage could materially adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.
If the Company or its subsidiaries defaults on an obligation to repay outstanding indebtedness when due, the default could trigger a cross-default or cross-acceleration under other indebtedness. If the Company or one of its subsidiaries defaults on its obligations to repay outstanding indebtedness, the default could cause a cross-default or cross-acceleration under other indebtedness. A default under the agreements governing the Company’s or its subsidiaries’ indebtedness, including a default under mortgage indebtedness, lines of credit, bank term loan, or the indenture for the Company’s outstanding senior notes, that is not waived by the required lenders or holders of outstanding notes, could trigger cross-default or cross-acceleration provisions under one or more agreements governing the Company’s indebtedness, which could cause an immediate default or allow the lenders to declare all funds borrowed thereunder to be due and payable.
Risks Related to the Company in General and the Ownership of Essex’s Stock
The Company depends on its key personnel, whose continued service is not guaranteed.  The Company’s success depends on its ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of any of the Company’s key personnel could have an adverse effect on the Company.
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

The Company’s future issuances of common stock, preferred stock or convertible debt securities could be dilutive to current stockholders and adversely affect the market price of the Company’s common stock. In order to finance the Company’s acquisition and development activities, the Company has issued and sold common stock, preferred stock and convertible debt securities. For example, during the years ended December 31, 2015 and 2014, the Company issued 1.5 million and 3.0 million

(excluding shares issued in connection with the BRE merger) shares of common stock for $332.3 million and $534.0 million, net of fees and commissions, respectively. The Company may in the future sell further shares of common stock, including pursuant to its equity distribution programs with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Jefferies LLC ("Jefferies"), J.P. Morgan Securities LLC ("JP Morgan"), Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC ("UBS").

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
Mr. Marcus has agreed not to divulge any confidential or proprietary information that may be received by him in his capacity as Chairman of the Company to any of his affiliated companies and that he will absent himself from any and all discussions by the Company's Board of Directors regarding any proposed acquisition and/or development of an apartment community where it appears that there may be a conflict of interest with any of his affiliated companies. Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which competition may be detrimental to the Company. In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Company’s stockholders.
The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock. As of December 31, 2015, George M. Marcus, the Chairman of the Company’s Board of Directors, wholly or partially owned approximately 1.6 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships, indirectly held shares of common stock and assuming exercise of all vested options).  Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.
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
Our related party guidelines may not adequately address all of the issues that may arise with respect to related party transactions. The Company adopted "Related Party Transaction Approval Process Guidelines" that provide generally that any transaction in which a director or executive officer has an interest must have the prior approval of the Audit Committee of the Company's Board of Directors. The review and approval procedures in these guidelines are intended to determine whether a particular related party transaction is fair, reasonable and serves the interests of the Company's stockholders. Pursuant to these guidelines, related party transactions have been approved from time to time. There is no assurance that this policy will be adequate for determining whether a particular related party transaction is suitable and fair for the Company. Also, the policy's procedures may not identify and address all the potential issues and conflicts of interests with a related party transaction.
Failure to generate sufficient revenue or other liquidity needs could limit cash flow available for distributions to stockholders. A decrease in rental revenue, or liquidity needs such as the repayment of indebtedness or funding of our acquisition and development activities, could have an adverse effect on our ability to pay distributions to our stockholders. Significant expenditures associated with each community such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community.

The form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic and other considerations. The form, timing and/or amount of dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time.

We may choose to pay dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the trading price of our stock would experience downward pressure if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends.

The voting rights of preferred stock may allow holders of preferred stock to impede actions that might otherwise benefit holders of common stock. Essex currently has outstanding shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”). In general, the holders of the Company’s outstanding shares of Series H Preferred Stock do not have any voting rights. However, if full distributions are not made on outstanding Series H Preferred Stock for six quarterly distributions periods, the holders of Series H Preferred Stock, together with holders of other series of preferred stock upon which like voting rights have been conferred, will have the right to elect two additional directors to serve on the Company’s Board of Directors.
These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the Series H Preferred Stock have been paid in full. At that time, the holders of the Series H Preferred Stock are divested of these voting rights, and the term of office of the directors so elected immediately terminates. These voting rights of the holders of the Series H Preferred Stock, or that of holders of other preferred stock that the Company may issue in the future, may allow such holders to impede or prevent actions that would otherwise benefit the holders of the Company’s common stock.
The Maryland Business Combination Act may delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the Company's stock or otherwise be in the best interest of our stockholders. Under the Maryland General Corporation Law, certain “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock of the corporation. The law also requires a two supermajority stockholder votes for such transactions. This means that the transaction must be approved by at least:

•	80% of the votes entitled to be cast by holders of outstanding voting shares; and

•	Two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. These voting provisions do not apply if the stockholders receive a minimum price, as defined under the Maryland General Corporation Law. As permitted by the statute, the Board of Directors of the Company irrevocably has elected to exempt any business combination among the Company, George M. Marcus, who is the chairman of the Company, and MMC or any entity owned or controlled by Mr. Marcus and MMC. Consequently, the five-year prohibition and supermajority vote requirements described above will not apply to any business combination between the Company, Mr. Marcus, or MMC. As a result, the Company may in the future enter into business combinations with Mr. Marcus and MMC, without compliance with the supermajority vote requirements and other provisions of the Maryland Business Combination Act.
Certain provisions contained in the Operating Partnership agreement, Charter and Bylaws, and certain provisions of the Maryland General Corporation Law could delay, defer or prevent a change in control. While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on the Company’s power to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for the Company’s stock or otherwise be in the best interests of its stockholders or that could otherwise adversely affect their interests. The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of partnership interest in the Operating Partnership, the Company may not, without first obtaining the consent of a majority in interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company’s general partner interest in the Operating Partnership to another entity. Such limitations on the Company’s power to act may result in the Company’s being precluded from taking action that the Board of Directors otherwise believes is in the best interests of the Company or its stockholders.
The Company’s Charter authorizes the issuance of additional shares of common stock or preferred stock and the setting of the preferences, rights and other terms of such stock without the approval of the holders of the common stock. The Company may establish one or more classes or series of stock that could delay, defer or prevent a transaction or a change in control. Such a transaction might involve a premium price for the Company’s stock or otherwise be in the best interests of the holders of common stock. Also, such a class or series of stock could have dividend, voting or other rights that could adversely affect the interests of holders of common stock.
The Company’s Charter contains provisions limiting the transferability and ownership of shares of capital stock, which may delay, defer or prevent a transaction or a change in control. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of common stock and limit the opportunity for stockholders to receive a premium for their shares of common stock.
The Maryland General Corporation Law restricts the voting rights of holders of shares deemed to be “control shares.” Under the Maryland General Corporation Law, “control shares” are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt the Company from the control share provisions of the Maryland General Corporation Law, the Board of Directors may amend or eliminate the provisions of the Bylaws at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporation Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporation Law could delay, defer or prevent a transaction or change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company’s stockholders.
The Company’s Charter and Bylaws also contain other provisions that may impede various actions by stockholders without approval of the Company’s Board of Directors, and that in turn may delay, defer or prevent a transaction, including a change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company's stockholders. Those provisions include:

•
directors may be removed by stockholders, without cause, only upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of the directors, and with cause, only upon the affirmative vote of a majority of the votes entitled to be cast generally in the election of the directors;

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

A breach of the Company’s privacy or information security systems could materially adversely affect the Company’s business and financial condition. The protection of tenant, employee, and company data is critically important to the Company. Our business requires us, including some of our vendors, to use and store personally identifiable and other sensitive information of its tenants and employees. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
The security measures put in place by the Company, and such vendors, cannot provide absolute security, and the Company and our vendors' information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee error, malfeasance, or other vulnerabilities.  Any such incident could compromise the Company’s or such vendors' networks, and the information stored by the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets, or other harm.  Moreover, if a data security incident or breach affects the Company’s systems or such vendors' systems or results in the unauthorized release of personally identifiable information, the Company’s reputation and brand could be materially damaged and the Company may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on the Company’s business, results of operations, and financial condition.
In the third quarter of 2014, the Company discovered and reported that certain of its computer networks containing personal and proprietary information were compromised by a cyber-intrusion. Based on information from our forensic investigation, the Company has confirmed that evidence exists of exfiltration of data on Company systems. The precise nature of the data has not been identified, and the Company does not presently have any evidence that data belonging to the Company has been misused.
After detecting unusual activity, the Company took immediate steps to assess and contain the intrusion and secure its systems. The Company retained independent forensic computer experts to analyze the impacted data systems and consulted with law enforcement.
As described in Note 16, "Commitments and Contingencies", of our notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, on December 19, 2014, a putative class action was filed against the Company in the U.S. District Court for the Northern District of California, entitled Foster v. Essex Property Trust, Inc. alleging that the Company failed to properly secure the personally-identifying information of its residents. At this point, the Company is unable to predict the developments in, outcome of, and/or economic and/or other consequences of such pending litigation or future litigation or predict the developments in, outcome of, and/or other consequences arising as a result of any potential government inquiries related to this matter.
Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In light of this network intrusion we discovered in the third quarter of 2014, we have dedicated additional Company resources to strengthening the security of the Company’s computer systems. In the future, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that the Company will not suffer a similar data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on the Company’s systems, or that any such incident will be discovered in a timely manner.  Further, the techniques used by criminals to obtain unauthorized access to sensitive data are often novel or change frequently; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures.
Expanding social media vehicles present new risks. The use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us on any social networking website could damage our reputation. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.
Employee theft or fraud could result in loss. Certain of our employees have access to, or signature authority with respect to, bank accounts or other company assets, which exposes us to the risk of fraud or theft. In addition, certain employees have access to key information technology (IT) infrastructure and to tenant and other information that is commercially valuable. Should any employee compromise our IT systems, or misappropriate tenant or other information, we could incur losses, including significant financial or reputational harm, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts. As of December 31, 2015, potential liabilities for theft or fraud are not quantifiable and an estimate of possible loss cannot be made.
Any material weaknesses identified in the Company's internal control over financial reporting could have an adverse effect on the Company’s stock price. Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate and report on its internal control over financial reporting. If the Company identifies one or more material weaknesses in its internal control over financial reporting, the Company could lose investor confidence in the accuracy and completeness of its financial reports, which in turn could have an adverse effect on the Company’s stock price.
Tax Risks
There are various U.S. tax risks in connection with an investment in the Company and in Essex Portfolio, L.P. The Company has elected to be taxed as a REIT under the Code. The Company’s qualification as a REIT requires it to satisfy numerous annual and quarterly requirements, including income, asset and distribution tests, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations.

To qualify under the income test, (i) at least 75% of the Company’s annual gross income generally must be derived from rents from real property, mortgage interest, gain from the sale or other disposition of real property held for investment, dividends or other distributions on, and gain from the sale or other disposition of shares of other REITs and certain other limited categories of income and (ii) at least 95% of the Company’s annual gross income generally must be derived from the preceding sources plus other dividends, interest other than mortgage interest, and gain from the sale or other disposition of stock and securities held for investment. To qualify under the asset test, at the end of each quarter, at least 75% of the value of the Company’s assets must consist of cash, cash items, government securities and qualified real estate assets and there are significant additional limitations regarding the Company’s investment in securities other than government securities and qualified real estate assets, including limitations on the percentage of our assets that can be represented by the Company’s taxable REIT subsidiaries (“TRS’s”). To qualify under the distribution test, the Company generally must distribute to its shareholders each calendar year at least 90% of its REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. In addition, to the extent the Company satisfies the 90% test, but distributes less than 100% of its REIT taxable income, it will be subject to corporate income tax on such undistributed income and could be subject to an additional 4% excise tax. Because the Company needs to meet these tests to maintain its qualification as a REIT, it could cause the Company to have to forego certain business opportunities and potentially require the Company to liquidate otherwise attractive investments.
In addition to the income, asset and distribution tests described above, the Company’s qualification as a REIT involves the determination of various factual matters and circumstances not entirely within the Company’s control. Although the Company intends that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. Future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely affect the Company’s ability to qualify as a REIT or adversely affect the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on the Company’s taxable income at corporate rates, and the Company would not be allowed to deduct dividends paid to its stockholders in computing its taxable income. The Company would also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify. The additional tax liability would reduce its net earnings available for investment or distribution to stockholders, and the Company would no longer be required to make distributions to its stockholders for the purpose of maintaining REIT status.
The Company has established several TRSs. The TRSs must pay U.S. federal income tax on their taxable income. While the Company will attempt to ensure that its dealings with its TRSs do not adversely affect its REIT qualification, it cannot provide assurances that it will successfully achieve that result. Furthermore, the Company may be subject to a 100% penalty tax, or its TRSs may be denied deductions, to the extent dealings between the Company and its TRSs are not deemed to be arm’s length in nature. The Company intends that its dealings with its TRSs will be on an arm’s length basis. No assurances can be given, however, that the Internal Revenue Service will not assert a contrary position.
The Company owns interests in multiple subsidiary REITs that have elected to be taxed as REITs under the Code. These subsidiary REITs are subject to the various REIT qualification requirements and other limitations that are applicable to the Company. If any of the Company’s subsidiary REITs were to fail to qualify as a REIT, then (i) the subsidiary REIT would become subject to federal income tax and (ii) the Company’s ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If any of the Company’s subsidiary REITs were to fail to qualify as REITs, it is possible that the Company could also fail to qualify as a REIT.
From time to time, the Company may transfer or otherwise dispose of some of its properties.  Under the Code, unless certain exceptions apply, any gain resulting from transfers of properties that the Company holds as inventory or primarily for sale to customers in the ordinary course of business could be treated as income from a prohibited transaction subject to a 100% penalty tax. Since the Company acquires properties for investment purposes, it does not believe that its occasional transfers or disposals of property should be treated as prohibited transactions. However, whether property is held for investment purposes depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by the Company are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction, and the Company’s ability to retain proceeds from real property sales may be jeopardized. Income from a prohibited transaction might adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT for U.S. federal income tax purposes. Therefore, no assurances can be given that the Company will be able to satisfy the income tests for qualification as a REIT if the Company transferred or disposed of property in a transaction treated as a prohibited transaction.
Dividends paid by REITs to U.S. stockholders that are individuals, trusts or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations (the maximum rate on qualified dividends is currently 23.8%). Rather, U.S. individual, trust or estate stockholders who receive dividends from a REIT that are not designated as capital gain dividends will be taxed on such dividends at ordinary income rates (at a current maximum rate of 43.4%). This may cause investors to view REIT investments to be less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including the Company’s stock.
Non-U.S. investors that invest in the Company should be aware of the following U.S. federal income tax considerations in connection with such investment. First, distributions by the Company from its current and accumulated earnings and profits are subject to a 30% U.S. withholding tax in the hands of non-U.S. investors, unless the 30% is reduced by an applicable income tax treaty. Such distributions may also be subject to a 30% withholding tax under the “Foreign Account Tax Compliance Act” (“FATCA”) unless a non-U.S. investor complies with certain requirements prescribed by FATCA. Second, distributions by the Company that are attributable to gains from dispositions of U.S. real property (“capital gain dividends”) will be treated as income that is effectively connected with a U.S. trade or business in the hands of a non-U.S. investor, such that a non-U.S. investor will have U.S. federal income tax payment and filing obligations with respect to capital gain dividends. Furthermore, capital gain dividends may be subject to an additional 30% “branch profits tax” (which may be reduced by an applicable income tax treaty) in the hands of a non-U.S. investor that is a corporation. Third, any gain derived by a non-U.S. investor on a disposition of such investor’s stock in the Company will subject such investor to U.S. federal income tax payment and filing requirements unless the Company is treated as a domestically-controlled REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. The Company believes that it is a domestically-controlled REIT, but no assurances can be given in this regard. Notwithstanding the foregoing, even if the Company were not a domestically-controlled REIT, under a special exception non-U.S. investors should not have U.S. federal income tax payment and filing obligations on capital gain dividends or a disposition of their stock in the Company if (i) they did not own more than 10% of such stock at any time during the one-year period ending on the date of the disposition, and (ii) the Company’s stock continues to be regularly traded on an established securities market located in the United States and certain other non-U.S. investors may also not be subject to these payment and filing obligations. Non-U.S. investors should consult with their independent advisors as to the above U.S. tax considerations and other U.S. tax consequences of an investment in the Company’s stock, in light of their particular circumstances.
The Company believes that its operating partnership, Essex Portfolio, L.P., will continue to be treated as a partnership for U.S. federal income tax purposes. As a partnership, Essex Portfolio, L.P. is not subject to U.S. federal income tax on its income. Instead, each of its partners is required to pay tax on the partner’s allocable share of the income of Essex Portfolio, L.P. No assurances can be given, however, that the Internal Revenue Service will not challenge Essex Portfolio, L.P.’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the Internal Revenue Service were successful in treating Essex Portfolio, L.P. as a corporation for U.S. federal income tax purposes, the Company could fail to meet the income tests and/or the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of Essex Portfolio, L.P. to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for distribution to its partners.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s portfolio as of December 31, 2015 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 246 apartment communities (comprising 59,160 apartment homes), of which 28,039 apartment homes are located in Southern California, 18,924 apartment homes are located in the San Francisco Bay Area, and 12,197 apartment homes are located in the Seattle metropolitan area.  The Company’s apartment communities accounted for 99.3% of the Company’s revenues for the year ended December 31, 2015.

Occupancy Rates

Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue (actual rental revenue for occupied apartment homes plus market rent for vacant apartment homes). When calculating actual rents for occupied apartment homes and market rents for vacant apartment homes, delinquencies and concessions are not taken into account. Total possible rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates and the Company's calculation of financial occupancy may not be comparable to financial occupancy as disclosed by other REITs. Market rates are determined using a variety of factors such as effective rental rates at the property based on recently signed leases and asking rates for comparable properties in the market. The recently signed effective rates at the property are used as the starting point in the determination of the market rates of vacant apartment homes. The Company then increases or decreases these rates based on the supply and demand in the apartment community’s market. The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market.

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

Communities

The Company’s communities are primarily suburban garden-style communities and town homes comprising multiple clusters of two and three-story buildings situated on three to fifteen acres of land. As of December 31, 2015, the Company’s communities include 162 garden-style, 78 mid-rise, and 6 high-rise communities. The communities have an average of approximately 240 apartment homes, with a mix of studio, one, two and some three-bedroom apartment homes. A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, volleyball and playground areas and tennis courts.

The Company hires, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•	located near employment centers;

•	attractive communities that are well maintained; and

•	proactive customer service.

Commercial Buildings

The Company’s former corporate headquarters was located in two office buildings with approximately 39,600 square feet located at 925/935 East Meadow Drive, Palo Alto, California and was classified as held for sale at December 31, 2015. The Company owns an office building with approximately 106,564 square feet located in Irvine, California, of which the Company occupies approximately 8,000 square feet at December 31, 2015.  The Company owns Essex-Hollywood, a 34,000 square foot commercial building and a 138,915 square foot retail site in Santa Clara, California as future development sites that are currently 100% leased.

The following tables describe the Company’s operating portfolio as of December 31, 2015. The first table describes the Company’s communities and the second table describes the Company’s other real estate assets. (See Note 8 of the Company’s consolidated financial statements for more information about the Company’s secured mortgage debt and Schedule III for a list of secured mortgage loans related to the Company’s portfolio.)

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	301	254,400	1971	2002	97%
Anavia	Anaheim, CA	250	312,343	2009	2010	96%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Barkley, The (3)(4)	Anaheim, CA	161	139,800	1984	2000	98%
Park Viridian	Anaheim, CA	320	254,600	2008	2014	96%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	97%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	96%
Camino Ruiz Square	Camarillo, CA	160	105,448	1990	2006	97%
Enclave at Town Square (21)	Chino Hills, CA	124	89,948	1987	2014	97%
The Heights I & II (21)	Chino Hills, CA	332	324,370	2004	2014	96%
The Summit (5)	Chino Hills, CA	125	98,420	1989	2014	98%
Pinnacle at Otay Ranch	Chula Vista, CA	364	384,192	2001	2014	95%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	98%
Villa Siena	Costa Mesa, CA	272	262,842	1974	2014	96%
Emerald Pointe	Diamond Bar, CA	160	134,816	1989	2014	96%
Regency at Encino	Encino, CA	75	78,487	1989	2009	97%
The Havens (21)	Fountain Valley, CA	440	414,040	1969	2014	96%
Valley Park (4)	Fountain Valley, CA	160	169,700	1969	2001	97%
Capri at Sunny Hills (4)	Fullerton, CA	100	128,100	1961	2001	97%
Haver Hill (5)	Fullerton, CA	264	224,130	1973	2012	96%
Pinnacle at Fullerton	Fullerton, CA	192	174,336	2004	2014	96%
Wilshire Promenade	Fullerton, CA	149	128,000	1992	1997	96%
Montejo (4)	Garden Grove, CA	124	103,200	1974	2001	97%
CBC Apartments	Goleta, CA	148	91,538	1962	2006	97%
The Sweeps	Goleta, CA	91	88,370	1967	2006	97%
416 on Broadway	Glendale, CA	115	126,782	2009	2010	96%
Hampton Court	Glendale, CA	83	71,500	1974	1999	93%
Hampton Place	Glendale, CA	132	141,500	1970	1999	93%
Devonshire	Hemet, CA	276	207,200	1988	2002	96%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	95%
The Huntington	Huntington Beach, CA	276	202,256	1975	2012	97%
Axis 2300	Irvine, CA	115	170,714	2010	2010	97%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	97%
Village Green	La Habra, CA	272	175,762	1971	2014	97%
The Palms at Laguna Niguel	Laguna Niguel, CA	460	362,136	1988	2014	96%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	97%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	96%
Pathways	Long Beach, CA	296	197,700	1975	1991	96%
8th & Hope	Los Angeles, CA	290	298,437	2014	2015	79%
5600 Wilshire	Los Angeles, CA	284	243,910	2008	2014	96%
Alessio	Los Angeles, CA	624	552,716	2001	2014	95%
Avant	Los Angeles, CA	440	305,989	2014	2015	95%
The Avery (4)	Los Angeles, CA	121	129,393	2014	2014	97%
Bellerive	Los Angeles, CA	63	79,296	2011	2011	97%
Belmont Station	Los Angeles, CA	275	225,000	2009	2009	97%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	88%
Catalina Gardens	Los Angeles, CA	128	117,585	1987	2014	97%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	97%
Gas Company Lofts (5)	Los Angeles, CA	251	226,666	2004	2013	97%
Jefferson at Hollywood	Los Angeles, CA	270	238,119	2010	2014	94%
Kings Road	Los Angeles, CA	196	132,100	1979	1997	96%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Marbella	Los Angeles, CA	60	50,108	1991	2005	97%
Muse	Los Angeles, CA	152	135,292	2011	2011	97%
Pacific Electric Lofts (6)	Los Angeles, CA	314	277,980	2006	2012	94%
Park Catalina	Los Angeles, CA	90	72,864	2002	2012	96%
Park Place	Los Angeles, CA	60	48,000	1988	1997	97%
Regency Palm Court (5)	Los Angeles, CA	116	54,844	1987	2014	96%
Santee Court	Los Angeles, CA	165	132,040	2004	2010	97%
Santee Village	Los Angeles, CA	73	69,817	2011	2011	97%
Tiffany Court	Los Angeles, CA	101	74,538	1987	2014	98%
Wilshire La Brea	Los Angeles, CA	478	354,972	2014	2014	95%
Windsor Court (5)	Los Angeles, CA	95	51,266	1987	2014	95%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	97%
Aqua at Marina Del Rey	Marina Del Rey, CA	500	479,312	2001	2014	95%
Marina City Club (7)	Marina Del Rey, CA	101	127,200	1971	2004	96%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	97%
Mira Monte	Mira Mesa, CA	355	262,600	1982	2002	96%
Madrid Apartments (6)	Mission Viejo, CA	230	228,099	2000	2012	97%
Hillcrest Park	Newbury Park, CA	608	521,900	1973	1998	96%
Fairways (8)	Newport Beach, CA	74	107,100	1972	1999	96%
Candlewood North	Northridge, CA	189	166,910	1964	2014	96%
Canyon Creek (21)	Northridge, CA	200	148,150	1986	2014	96%
Country Villas	Oceanside, CA	180	179,700	1976	2002	96%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	96%
Renaissance at Uptown Orange	Orange, CA	460	432,836	2007	2014	96%
Mariner's Place	Oxnard, CA	105	77,200	1987	2000	97%
Monterey Villas	Oxnard, CA	122	122,100	1974	1997	97%
Tierra Vista	Oxnard, CA	404	387,100	2001	2001	96%
Arbors Parc Rose (6)	Oxnard, CA	373	503,196	2001	2011	95%
The Hallie del Mar	Pasadena, CA	123	74,400	1972	1997	92%
The Hallie del Rey	Pasadena, CA	84	73,100	1972	1999	92%
The Hallie del Sol	Pasadena, CA	85	69,200	1972	1999	92%
Stuart at Sierra Madre Villa	Pasadena, CA	188	168,630	2007	2014	96%
Villa Angelina (4)	Placentia, CA	256	217,600	1970	2001	97%
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	97%
Highridge (4)	Rancho Palos Verdes, CA	255	290,200	1972	1997	98%
Cortesia at Rancho Santa Margarita	Rancho Santa Margarita, CA	308	277,580	1999	2014	96%
Pinnacle at Talega	San Clemente, CA	362	355,764	2002	2014	96%
Allure at Scripps Ranch	San Diego, CA	194	207,052	2002	2014	96%
Bernardo Crest	San Diego, CA	216	205,548	1988	2014	96%
Cambridge Park	San Diego, CA	320	317,958	1998	2014	95%
Carmel Creek	San Diego, CA	348	384,216	2000	2014	96%
Carmel Landing	San Diego, CA	356	283,426	1989	2014	94%
Carmel Summit	San Diego, CA	246	225,880	1989	2014	97%
CentrePointe	San Diego, CA	224	126,700	1974	1997	94%
Domain	San Diego, CA	379	345,044	2013	2013	94%
Esplanade (21)	San Diego, CA	616	479,600	1986	2014	96%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Montanosa	San Diego, CA	472	414,968	1990	2014	96%
Summit Park	San Diego, CA	300	229,400	1972	2002	96%
Essex Skyline at MacArthur Place (9)	Santa Ana, CA	349	512,791	2008	2010	96%
Fairhaven (4)	Santa Ana, CA	164	135,700	1970	2001	98%
Parkside Court (21)	Santa Ana, CA	210	152,400	1986	2014	97%
Pinnacle at MacArthur Place	Santa Ana, CA	253	262,867	2002	2014	96%
Hope Ranch	Santa Barbara, CA	108	126,700	1965 / 1973	2007	98%
Bridgeport Coast (22)	Santa Clarita, CA	188	168,198	2006	2014	97%
Hidden Valley (10)	Simi Valley, CA	324	310,900	2004	2004	97%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	96%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	96%
The Fairways at Westridge (22)	Valencia, CA	234	223,330	2004	2014	96%
Vistas of West Hills (22)	Valencia, CA	220	221,119	2009	2014	96%
Allegro	Valley Village, CA	97	127,812	2010	2010	97%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971	1997	97%
Pinehurst (11)	Ventura, CA	28	21,200	1973	2004	98%
Woodside Village	Ventura, CA	145	136,500	1987	2004	97%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	95%
The Dylan	West Hollywood, CA	184	150,678	2014	2014	92%
The Huxley	West Hollywood, CA	187	154,776	2014	2014	93%
Reveal	Woodland Hills, CA	438	414,892	2010	2011	95%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970	1999	96%
		28,039	24,850,294			96%
Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974	2006	94%
Fourth & U	Berkeley, CA	171	146,255	2010	2010	96%
The Commons	Campbell, CA	264	153,168	1973	2010	97%
The Pointe at Cupertino	Cupertino, CA	116	135,200	1963	1998	98%
Connolly Station (23)	Dublin, CA	309	286,348	2014	2014	96%
Avenue 64	Emeryville, CA	224	196,896	2007	2014	94%
Emme (23)	Emeryville, CA	190	148,935	2015	2015	81%
Foster's Landing	Foster City, CA	490	415,130	1987	2014	96%
Stevenson Place	Fremont, CA	200	146,200	1975	2000	95%
Mission Peaks	Fremont, CA	453	404,034	1995	2014	96%
Mission Peaks II	Fremont, CA	336	294,720	1989	2014	96%
Paragon Apartments	Fremont, CA	301	267,047	2013	2014	94%
Boulevard	Fremont, CA	172	131,200	1978	1996	97%
Briarwood (6)	Fremont, CA	160	111,160	1978	2011	96%
The Woods (6)	Fremont, CA	160	105,280	1978	2011	96%
City Centre (22)	Hayward, CA	192	175,420	2000	2014	97%
City View	Hayward, CA	572	462,400	1975	1998	97%
Lafayette Highlands	Lafayette, CA	150	151,790	1973	2014	97%
Apex	Milpitas, CA	366	350,961	2014	2014	96%
Regency at Mountain View (5)	Mountain View, CA	142	127,600	1970	2013	96%
Bridgeport	Newark, CA	184	139,000	1987	1987	98%
The Landing at Jack London Square	Oakland, CA	282	257,796	2001	2014	95%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
The Grand	Oakland, CA	243	205,026	2009	2009	96%
Radius	Redwood City, CA	264	245,862	2015	2015	94%
San Marcos	Richmond, CA	432	407,600	2003	2003	96%
Bennett Lofts	San Francisco, CA	165	184,713	2004	2012	95%
Fox Plaza	San Francisco, CA	443	230,017	1968	2013	95%
MB 360 Phase I	San Francisco, CA	188	222,810	2014	2014	96%
Mosso (23)	San Francisco, CA	463	607,549	2014	2014	87%
Park West	San Francisco, CA	126	90,060	1958	2012	95%
101 San Fernando	San Jose, CA	323	296,078	2001	2010	96%
Bella Villagio	San Jose, CA	231	227,511	2004	2010	97%
Enso	San Jose, CA	183	179,562	2014	2015	100%
Epic - Phase I & II (13) (23)	San Jose, CA	569	472,236	2013	2013	95%
Esplanade	San Jose, CA	278	279,000	2002	2004	96%
Fountains at River Oaks	San Jose, CA	226	209,954	1990	2014	97%
Museum Park	San Jose, CA	117	121,329	2002	2014	97%
One South Market (23)	San Jose, CA	312	283,268	2015	2015	46%
Palm Valley (16)	San Jose, CA	1,098	1,132,284	2008	2014	96%
The Carlyle	San Jose, CA	132	129,200	2000	2000	97%
The Waterford	San Jose, CA	238	219,600	2000	2000	97%
Willow Lake	San Jose, CA	508	471,744	1989	2012	96%
Lakeshore Landing	San Mateo, CA	308	223,972	1988	2014	95%
Hillsdale Garden	San Mateo, CA	697	611,505	1948	2006	97%
Park 20 (23)	San Mateo, CA	197	140,547	2015	2015	79%
Deer Valley	San Rafael, CA	171	167,238	1996	2014	97%
Bel Air	San Ramon, CA	462	391,000	1988	1995	96%
Canyon Oaks	San Ramon, CA	250	237,894	2005	2007	98%
Crow Canyon	San Ramon, CA	400	337,064	1992	2014	96%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	97%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005	2007	97%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	97%
1000 Kiely	Santa Clara, CA	121	128,486	1971	2011	95%
Le Parc	Santa Clara, CA	140	113,200	1975	1994	97%
Marina Cove (14)	Santa Clara, CA	292	250,200	1974	1994	96%
Riley Square (6)	Santa Clara, CA	156	126,900	1972	2012	95%
Villa Granada	Santa Clara, CA	270	238,841	2010	2014	96%
Chestnut Street Apartments	Santa Cruz, CA	96	87,640	2002	2008	97%
Harvest Park	Santa Rosa, CA	104	116,628	2004	2007	97%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1995	95%
Brookside Oaks (4)	Sunnyvale, CA	170	119,900	1973	2000	95%
Lawrence Station	Sunnyvale, CA	336	297,188	2012	2014	96%
Magnolia Lane (15)	Sunnyvale, CA	32	31,541	2001	2007	97%
Magnolia Square (4)	Sunnyvale, CA	156	110,824	1963	2007	97%
Montclaire	Sunnyvale, CA	390	294,100	1973	1988	97%
Reed Square	Sunnyvale, CA	100	95,440	1970	2011	97%
Solstice	Sunnyvale, CA	280	571,466	2014	2014	96%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	95%
Via	Sunnyvale, CA	284	309,421	2011	2011	96%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	96%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	95%
Tuscana	Tracy, CA	30	29,088	2007	2007	99%
Verandas (22)	Union City, CA	282	199,092	1989	2014	96%
		18,924	17,173,129			95%
Seattle, Washington Metropolitan Area
Belcarra	Bellevue, WA	296	241,567	2009	2014	96%
BellCentre	Bellevue, WA	248	181,288	2001	2014	96%
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	96%
Courtyard off Main	Bellevue, WA	110	108,388	2000	2010	96%
Ellington at Bellevue	Bellevue, WA	220	165,794	1994	2014	96%
Emerald Ridge	Bellevue, WA	180	144,000	1987	1994	96%
Foothill Commons	Bellevue, WA	394	288,300	1978	1990	96%
Palisades, The	Bellevue, WA	192	159,700	1977	1990	97%
Park Highland	Bellevue, WA	250	224,750	1993	2014	95%
Piedmont	Bellevue, WA	396	348,969	1969	2014	96%
Sammamish View	Bellevue, WA	153	133,500	1986	1994	97%
Woodland Commons	Bellevue, WA	302	217,878	1978	1990	95%
Bothell Ridge (21)	Bothell, WA	214	167,370	1988	2014	96%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	95%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	97%
Pinnacle Sonata	Bothell, WA	268	343,095	2000	2014	95%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	98%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	97%
Highlands at Wynhaven	Issaquah, WA	333	424,674	2000	2008	96%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999	1999	97%
Wandering Creek	Kent, WA	156	124,300	1986	1995	97%
Ascent	Kirkland, WA	90	75,840	1988	2012	97%
Bridle Trails	Kirkland, WA	108	99,700	1986	1997	97%
Corbella at Juanita Bay	Kirkland, WA	169	103,339	1978	2010	96%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	97%
Slater 116	Kirkland, WA	108	81,415	2013	2013	96%
Montebello	Kirkland, WA	248	272,734	1996	2012	96%
Aviara (12)	Mercer Island, WA	166	147,033	2013	2014	96%
Laurels at Mill Creek	Mill Creek, WA	164	134,300	1981	1996	97%
Parkwood at Mill Creek	Mill Creek, WA	240	257,160	1989	2014	95%
The Elliot at Mukilteo (4)	Mukilteo, WA	301	245,900	1981	1997	95%
Castle Creek	Newcastle, WA	216	191,900	1998	1998	97%
Delano	Redmond, WA	126	116,340	2005	2011	97%
Elevation	Redmond, WA	158	138,916	1986	2010	97%
Redmond Hill (6)	Redmond, WA	442	350,275	1985	2011	96%
Shadowbrook	Redmond, WA	418	338,880	1986	2014	97%
The Trails of Redmond	Redmond, WA	423	376,000	1985	2014	97%
Vesta (6)	Redmond, WA	440	381,675	1998	2011	96%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	97%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	97%
Forest View	Renton, WA	192	182,500	1998	2003	97%
Pinnacle on Lake Washington	Renton, WA	180	190,908	2001	2014	96%
Annaliese	Seattle, WA	56	48,216	2009	2013	96%

		Apartment	Rentable	Year	Year
Communities (1)	Location	Homes	Square Footage	Built	Acquired	Occupancy(2)
The Audrey at Belltown	Seattle, WA	137	94,119	1992	2014	97%
Ballinger Commons (21)	Seattle, WA	485	407,253	1989	2014	96%
The Bernard	Seattle, WA	63	43,151	2008	2011	96%
Cairns, The	Seattle, WA	100	70,806	2006	2007	97%
Citywalk (21)	Seattle, WA	102	92,010	1988	2014	97%
Collins on Pine	Seattle, WA	76	48,733	2013	2014	97%
Domaine	Seattle, WA	92	79,421	2009	2012	95%
Expo (16)	Seattle, WA	275	190,176	2012	2012	97%
Fountain Court	Seattle, WA	320	207,000	2000	2000	95%
Joule (17)	Seattle, WA	295	191,109	2010	2010	96%
Taylor 28	Seattle, WA	197	155,630	2008	2014	95%
Vox	Seattle, WA	58	42,173	2013	2013	97%
Wharfside Pointe	Seattle, WA	155	119,200	1990	1994	94%
		12,197	10,503,985			96%

Total/Weighted Average		59,160	52,527,408			95%

			Square	Year	Year
Other real estate assets (1)	Location	Tenants	Footage	Built	Acquired	Occupancy (2)
925 / 935 East Meadow Drive (18)	Palo Alto, CA	—	39,600	1988 / 1962	1997 / 2007	—%
Essex - Hollywood (19)	Los Angeles, CA	1	34,000	1938	2006	100%
Derian Office Building (20)	Irvine, CA	8	106,564	1983	2000	100%
Santa Clara Retail	Santa Clara, CA	3	138,915	1970	2011	100%
		12	319,079			88%

Footnotes to the Company’s Portfolio Listing as of December 31, 2015

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.

(2)
For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2015; for the commercial buildings occupancy rates are based on physical occupancy as of December 31, 2015. For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

(3)	The community is subject to a ground lease, which, unless extended, will expire in 2082.

(4)
The Company holds a 1% special limited partner interest in the partnerships which own these apartment communities. These investments were made under arrangements whereby Essex Management Company became the 1% sole general partner and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company’s common stock in satisfaction of the applicable partnership’s cash redemption obligation.

(5)	This community is owned by Wesco III. The Company has a 50% interest in Wesco III which is accounted for using the equity method of accounting.

(6)	This community is owned by Wesco I. The Company has a 50% interest in Wesco I which is accounted for using the equity method of accounting.

(7)	This community is subject to a ground lease, which, unless extended, will expire in 2067.

(8)	This community is subject to a ground lease, which, unless extended, will expire in 2027.

(9)	The Company has a 97% interest and an Executive Vice President of the Company has a 3% interest in this community.

(10)	The Company has a 75% member interest.

(11)	The community is subject to a ground lease, which, unless extended, will expire in 2028.

(12)	This community is subject to a ground lease, which, unless extended, will expire in 2030.

(13)	The community is being developed in three phases with one remaining phase currently under development.

(14)	A portion of this community on which 84 apartment homes are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

(15)	The community is subject to a ground lease, which, unless extended, will expire in 2070.

(16)	The Company has 50% ownership in each of these communities which is accounted for using the equity method of accounting.

(17)	The Company has 99% ownership in this community.

(18)	This property was the Company's previous headquarters until December 2015 and was unoccupied at December 31, 2015.

(19)	The property is leased through January 2016 to a single tenant.

(20)	The Company occupies 8% of space in this property.

(21)	This community is owned by BEXAEW. The Company has a 50% interest in BEXAEW which is accounted for using the equity method of accounting.

(22)	This community is owned by Wesco IV. The Company has a 50% interest in Wesco IV which is accounted for using the equity method of accounting.

(23)	The Company has a 55% ownership in this community which is accounted for using the equity method of accounting.

Item 3. Legal Proceedings

The information, which regards lawsuits, other proceedings and claims, set forth in Note 16, “Commitments and Contingencies”, of our notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. In addition to such matters referred to in Note 16, the Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations. We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol ESS.  ESS common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close
December 31, 2015	$244.71	$214.29	$239.41
September 30, 2015	$232.20	$205.72	$223.42
June 30, 2015	$231.90	$208.85	$212.50
March 31, 2015	$243.17	$207.26	$229.90
December 31, 2014	$214.43	$176.70	$206.60
September 30, 2014	$196.08	$177.68	$178.75
June 30, 2014	$185.99	$164.76	$184.91
March 31, 2014	$173.01	$141.79	$170.05

The closing price of ESS stock as of February 22, 2016 was $209.53.

There is no established public trading market for Essex Portfolio, L.P.’s OP Units.

Holders

The approximate number of holders of record of the shares of ESS common stock was 1,395 as of February 22, 2016. This number does not include stockholders whose shares are held in investment accounts by other entities. ESS believes the actual number of stockholders is greater than the number of holders of record.

As of February 22, 2016, there were 172 holders of record of Essex Portfolio, L.P.’s OP Units, including ESS.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2015, 2014, and 2013 related to common stock, and Series G and H preferred stock for tax purposes are as follows:

	2015	2014	2013
Common Stock
Ordinary income	99.28%	70.03%	77.34%
Capital gain	0.72%	21.95%	17.64%
Unrecaptured section 1250 capital gain	—%	8.02%	5.02%
	100.00%	100.00%	100.00%

	2015	2014	2013
Series G, and H Preferred stock
Ordinary income	99.28%	70.03%	77.34%
Capital gains	0.72%	21.95%	17.64%
Unrecaptured section 1250 capital gain	—%	8.02%	5.02%
	100.00%	100.00%	100.00%

Dividends and Distributions

Since ESS’s initial public offering on June 13, 1994, ESS and the Operating Partnership have paid regular quarterly dividends/distributions to its stockholders and unitholders. ESS paid the following dividends per share of common stock and the Operating Partnership paid the following distributions per limited partner OP unit:

Year Ended	Annual Dividend/Distribution	Quarter Ended	2015	2014	2013
1995	$1.69	March 31,	$1.44	$1.21	$1.21
1996	$1.72	June 30,	$1.44	$1.30	$1.21
1997	$1.77	September 30,	$1.44	$1.30	$1.21
1998	$1.95	December 31,	$1.44	$1.30	$1.21
1999	$2.15
2000	$2.38	Annual Dividend/Distribution	$5.76	$5.11	$4.84
2001	$2.80
2002	$3.08
2003	$3.12
2004	$3.16
2005	$3.24
2006	$3.36
2007	$3.72
2008	$4.08
2009	$4.12
2010	$4.13
2011	$4.16
2012	$4.40

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

The Board of Directors has declared a dividend/distribution for the first quarter of 2016 of $1.60 per share.  The dividend/distribution will be payable on April 15, 2016 to shareholders/unitholders of record as of March 31, 2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the Company’s disclosure in the 2016 Proxy Statement under the heading “Equity Compensation Plan Information”, which disclosure is incorporated herein by reference.

Issuance of Registered Equity Securities

During 2015, ESS sold 1,481,737 shares of common stock for proceeds of $332.3 million, net of commissions, at an average price of $226.46. Common stock sales were made pursuant to a registration statement and ESS used the net proceeds from the stock offerings to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes. During the first quarter of 2016 through February 22, 2016, ESS has not issued any shares of common stock.

Issuer Purchases of Equity Securities

In December 2015, ESS Board of Directors authorized a stock repurchase plan to allow ESS to acquire shares in an aggregate of up to $250 million. The program supersedes the common stock repurchase plan that Essex announced on August 30, 2007. Under the previous stock repurchase plan, ESS repurchased and retired 816,659 shares totaling $66.6 million at an average stock price of $81.56 per share, including commissions.

Performance Graph

The line graph below compares the cumulative total stockholder return on ESS common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2010 and that all dividends were reinvested (1).

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Essex Property Trust, Inc.	100.00	127.06	136.59	138.04	204.30	242.85
NAREIT All Equity REIT Index	100.00	108.28	129.62	133.32	170.68	175.51
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75

(1)	Common stock performance data is provided by SNL Financial.

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

Unregistered Sales of Equity Securities

During the years ended December 31, 2015 and 2014, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2015 and 2014, ESS issued an aggregate of 203,556 and 185,387 shares of its common stock upon the exercise of stock options, respectively. ESS contributed the proceeds from the option exercises of $26.5 million and $11.0 million to our Operating Partnership in exchange for an aggregate of 203,556 and 185,387 common OP Units, as required by the Operating Partnership’s partnership agreement, respectively.

During the year ended December 31, 2015 and 2014, ESS issued an aggregate of 22,939 and 126,931 shares of its common stock in connection with restricted stock awards for no cash consideration, respectively. For each share of common stock issued by ESS in connection with such awards, our Operating Partnership issued common OP units to ESS as required by the partnership agreement, for an aggregate of 22,939 and 126,931 units during the year ended December 31, 2015 and 2014, respectively.

During the years ended December 31, 2015 and 2014, ESS issued and sold an aggregate of 1,481,737 and 2,964,315 shares of its common stock, respectively, pursuant to a registration statement and its equity distribution program. ESS contributed the net proceeds from these share issuances of $332.3 million and $534.0 million in exchange for an aggregate of 1,481,737 and 2,964,315 common OP Units, respectively, as required by the Operating Partnership's partnership agreement.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the ESS and the Operating Partnership from January 1, 2011 through December 31, 2015.

Essex Property Trust, Inc. and Subsidiaries

	Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except per share amounts)
OPERATING DATA:(1)
Rental and other property	$1,185,498	$961,591	$603,327	$527,945	$461,866
Management and other fees from affiliates	8,909	9,347	7,263	8,457	5,428

Income before discontinued operations	$248,239	$134,438	$140,882	$127,653	$46,958
Income from discontinued operations	—	—	31,173	11,937	10,558
Net income	248,239	134,438	172,055	139,590	57,516
Net income available to common stockholders	$226,865	$116,859	$150,811	$119,812	$40,368
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$3.50	$2.07	$3.26	$3.10	$0.94
Net income available to common stockholders	$3.50	$2.07	$4.05	$3.42	$1.24
Weighted average common stock outstanding	64,872	56,547	37,249	35,032	32,542
Diluted:
Income before discontinued operations available to common stockholders	$3.49	$2.06	$3.25	$3.09	$0.94
Net income available to common stockholders	$3.49	$2.06	$4.04	$3.41	$1.24
Weighted average common stock outstanding	65,062	56,697	37,335	35,125	32,629
Cash dividend per common share	$5.76	$5.11	$4.84	$4.40	$4.16

(1)	Reclassifications have been made in prior periods to conform to the current year’s presentation.

	As of December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
BALANCE SHEET DATA:(1)
Investment in rental properties (before accumulated depreciation)	$12,331,469	$11,244,681	$5,443,757	$5,033,672	$4,313,064
Net investment in rental properties	10,381,577	9,679,875	4,188,871	3,952,155	3,393,038
Real estate under development	242,326	429,096	50,430	66,851	44,280
Co-investments	1,036,047	1,042,423	677,133	571,345	383,412
Total assets	12,005,091	11,526,732	5,162,320	4,826,356	4,019,519
Total indebtedness	5,315,464	5,080,689	3,009,005	2,797,816	2,343,413
Redeemable noncontrolling interest	45,452	23,256	—	—	—
Cumulative convertible preferred stock	—	—	4,349	4,349	4,349
Cumulative redeemable preferred stock	73,750	73,750	73,750	73,750	73,750
Stockholders' equity	6,237,733	6,022,672	1,884,619	1,764,804	1,437,527

(1)
Reclassifications have been made in prior periods to conform to the current year’s presentation. Additionally, due to measurement adjustments related to the BRE merger in 2014, certain amounts do not agree to previously reported balances.

	As of and for the years ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations (FFO)(1) attributable to common stockholders and unitholders:
Net income available to common stockholders	$226,865	$116,859	$150,811	$119,812	$40,368
Adjustments:
Depreciation and amortization	453,423	360,592	193,518	170,686	152,543
Gains not included in FFO attributable to common stockholders and unitholders	(81,347)	(50,064)	(67,975)	(60,842)	(7,543)
Depreciation add back from unconsolidated co-investments	49,826	33,975	15,748	14,467	12,642
Noncontrolling interest related to Operating Partnership units	7,824	4,911	8,938	7,950	3,228
Insurance reimbursements	(1,751)	—	—	—	—
Depreciation attributable to third party ownership and other	(781)	(1,331)	(1,309)	(1,223)	(1,066)
Funds from operations attributable to common stockholders and unitholders	$654,059	$464,942	$299,731	$250,850	$200,172
Non-core items:
Merger and integration expenses	3,798	53,530	4,284	—	—
Acquisition and investment related costs	2,414	1,878	1,161	2,255	1,231
Gain on sale of marketable securities, note prepayment, and other investments	(598)	(886)	(2,519)	(819)	(4,956)
Gain on sale of co-investments	—	—	—	—	(919)
Gain on sale of land	—	(2,533)	(1,503)	—	(180)
Loss on early retirement of debt	6,114	268	300	5,009	1,163
Co-investment promote income	(192)	(10,640)	—	(2,299)	—
Income from early redemption of preferred equity investments	(1,954)	(5,250)	(1,358)	—	—
Insurance reimbursements	(2,319)	—	—	—	—
Other non-core items, net (2)	(651)	1,852	—	—	268
Core funds from operations (Core FFO) attributable to common stockholders and unitholders	$660,671	$503,161	$300,096	$254,996	$196,779
Weighted average number of shares outstanding, diluted (FFO)(3)	67,310	58,921	39,501	37,378	34,861
Funds from operations attributable to common stockholders and unitholders per share - diluted	$9.72	$7.89	$7.59	$6.71	$5.74
Core funds from operations attributable to common stockholders and unitholders per share - diluted	$9.82	$8.54	$7.60	$6.82	$5.64

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

(2)	Other items, net are non-recurring in nature and include items such as gains on non-operating assets and tax related items.

(3)
Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership and excludes 744,346 DownREIT units for which the Operating Partnership has the ability and intention to redeem the DownREIT limited partnership units for cash and does not consider them to be common stock equivalents.

Essex Portfolio, L.P. and Subsidiaries

	Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except per unit amounts)
OPERATING DATA:(1)
Rental and other property	$1,185,498	$961,591	$603,327	$527,945	$461,866
Management and other fees from affiliates	8,909	9,347	7,263	8,457	5,428

Income before discontinued operations	$248,239	$134,438	$140,882	$127,653	$46,958
Income from discontinued operations	—	—	31,173	11,937	10,558
Net income	248,239	134,438	172,055	139,590	57,516
Net income available to common unitholders	$234,689	$121,726	$159,749	$127,771	$43,593
Per unit data:
Basic:
Income before discontinued operations available to common unitholders	$3.50	$2.07	$3.27	$3.11	$0.95
Net income available to common unitholders	$3.50	$2.07	$4.06	$3.43	$1.25
Weighted average common units outstanding	67,054	58,772	39,380	37,252	34,774
Diluted:
Income before discontinued operations available to common unitholders	$3.49	$2.07	$3.26	$3.10	$0.95
Net income available to common unitholders	$3.49	$2.07	$4.05	$3.42	$1.25
Weighted average common units outstanding	67,244	58,921	39,467	37,344	34,861
Cash distributions per common unit	$5.76	$5.11	$4.84	$4.40	$4.16

(1)	Reclassifications have been made in prior periods to conform to the current year’s presentation.

	As of December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
BALANCE SHEET DATA:(1)
Investment in rental properties (before accumulated depreciation)	$12,331,469	$11,244,681	$5,443,757	$5,033,672	$4,313,064
Net investment in rental properties	10,381,577	9,679,875	4,188,871	3,952,155	3,393,038
Real estate under development	242,326	429,096	50,430	66,851	44,280
Co-investments	1,036,047	1,042,423	677,133	571,345	383,412
Total assets	12,005,091	11,526,732	5,162,320	4,826,356	4,019,519
Total indebtedness	5,315,464	5,080,689	3,009,005	2,797,816	2,343,413
Redeemable noncontrolling interest	45,452	23,256	—	—	—
Cumulative convertible preferred interest	—	—	4,349	4,349	4,349
Cumulative redeemable preferred interest	71,209	71,209	71,209	71,209	71,209
Partners' capital	6,287,381	6,073,433	1,932,108	1,811,427	1,486,914

(1)
Reclassifications have been made in prior periods to conform to the current year’s presentation. Additionally, due to measurement adjustments related to the BRE merger in 2014, certain amounts do not agree to previously reported balances.

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
OVERVIEW

ESS is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  ESS owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership.  ESS is the sole general partner of the Operating Partnership and, as of December 31, 2015, had an approximately 96.7% general partner interest in the Operating Partnership.

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

As of December 31, 2015, the Company had ownership interests in 246 communities, comprising 59,160 apartment homes.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, San Diego, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2015, the Company’s development pipeline was comprised of two consolidated projects under development, six unconsolidated joint venture projects under development and various consolidated predevelopment projects aggregating 2,447 apartment homes, with total incurred costs of $0.7 billion, and estimated remaining project costs of approximately $0.8 billion for total estimated project costs of $1.4 billion.

As of December 31, 2015, the Company also had ownership interests in four commercial buildings (with approximately 319,079 square feet).

By region, the Company's operating results for 2015 and 2014 and projections for 2016 new housing supply (defined as new multi-family apartment homes and single family homes, excluding developments with fewer than 100 apartment homes as well as senior and student housing), job growth, and rental income are as follows:

Southern California Region:  As of December 31, 2015, this region represented 49% of the Company’s consolidated apartment homes.  Revenues for “2015/2014 Same-Properties” (as defined below), or “Same-Property revenues,” increased 6.0% in 2015 as compared to 2014. In 2016, the Company projects new residential supply of 30,300 apartment homes and single family homes, which represents 0.5% of the total housing stock. The Company assumes an increase of 168,050 jobs or 2.2%, and an increase in Same-Property revenues of between 5.25% to 6.25% in 2016.

Northern California Region:  As of December 31, 2015, this region represented 30% of the Company’s consolidated apartment homes.  Same-Property revenues increased 10.5% in 2015 as compared to 2014.  In 2016, the Company projects new residential supply of 18,300 apartment homes and single family homes, which represents 0.8% of the total housing stock. The Company assumes an increase of 95,300 jobs or 2.9%, and an increase in Same-Property revenues of between 8.50% to 9.50% in 2016.

Seattle Metro Region: As of December 31, 2015, this region represented 21% of the Company’s consolidated apartment homes.  Same-Property revenues increased 7.7% in 2015 as compared to 2014.  In 2016, the Company projects new residential supply of 16,050 apartment homes and single family homes, which represents 1.3% of the total housing stock. The Company assumes an increase of 43,100 jobs or 2.7%, and an increase in Same-Property revenues of between 6.00% to 7.00% in 2016.

The Company projects 2016 Same-Property revenues to increase compared to 2015 results, as renewal and new leases are signed at higher rents in 2016 than 2015.  Same-Property operating expenses are expected to increase in 2016 by 3.25% to 4.25%.

The Company’s consolidated communities are as follows:

	As of		As of
	December 31, 2015		December 31, 2014
	Apartment Homes	%	Apartment Homes	%
Southern California	23,707	49%	22,168	47%
Northern California	14,694	30%	14,789	31%
Seattle Metro	10,239	21%	10,216	21%
Arizona	—	—%	552	1%
Total	48,640	100%	47,725	100%

Co-investments, including Wesco I, LLC ("Wesco I"), Wesco III, LLC ("Wesco III"), Wesco IV, LLC (“Wesco IV”), Canadian Pension Plan Investment Board ("CPPIB" or "CPP"), Palm Valley and BEXAEW, LLC (“BEXAEW”) communities, developments under construction and preferred equity interest co-investment communities are not included in the table presented above for both periods.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2015 to the Year Ended December 31, 2014

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “2015/2014 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2015 and 2014) was unchanged at 96.2% in both 2015 and 2014.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total potential rental revenue (actual rental revenue for occupied apartment homes plus market rent for vacant apartment homes). Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total potential rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents.  We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

Market rates are determined using the recently signed effective rates on new leases at the property and are used as the starting point in the determination of the market rates of vacant apartment homes. The Company may increase or decrease these rates based on the supply and demand in the apartment community’s market. The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates and the Company's calculation of financial occupancy may not be comparable to financial occupancy as disclosed by other REITs.

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

The regional breakdown of the Company’s 2015/2014 Same-Property portfolio for financial occupancy for the years ended December 31, 2015 and 2014 is as follows:

	Years ended December 31,
	2015	2014
Southern California	96.2%	96.3%
Northern California	96.3%	96.2%
Seattle Metro	96.2%	96.0%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2015/2014 Same-Properties.

	Number of	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Properties	2015	2014	Change	Change
2015/2014 Same-Properties: (1)
Southern California	58	$283,435	$267,413	$16,022	6.0%
Northern California	37	250,478	226,679	$23,799	10.5%
Seattle Metro	34	124,143	115,219	8,924	7.7%
Total 2015/2014 Same-Property revenues	129	658,056	609,311	48,745	8.0%
2015/2014 Non-Same Property Revenues		527,442	352,280	175,162	49.7%
Total property revenues		$1,185,498	$961,591	$223,907	23.3%

(1)	Same-property excludes BRE properties acquired April 1, 2014 and properties held for sale.

2015/2014 Same-Property Revenues increased by $48.7 million or 8.0% to $658.1 million for 2015 compared to $609.3 million in 2014. The increase was primarily attributable to an increase of 8.1% in average rental rates from $1,741 per apartment home for 2014 to $1,882 per apartment home for 2015.

2015/2014 Non-Same Property Revenues increased by $175.2 million or 49.7% to $527.4 million in 2015 compared to $352.3 million in 2014.  The increase was primarily due to the BRE merger and the acquisition or consolidation of ten communities, net of dispositions and properties held for sale, since January 1, 2014.

Property operating expenses, excluding real estate taxes increased $30.3 million or 14.8% in 2015 compared to 2014, primarily due to the BRE merger and the acquisition or consolidation of ten communities, net of dispositions and properties held for sale, since January 1, 2014. 2015/2014 Same-Property operating expenses excluding real estate taxes, increased by $2.3 million or 1.7% in 2015 compared to 2014, due mainly to a $1.7 million increase in repairs and maintenance.

Real estate taxes increased $20.7 million or 19.2% in 2015 compared to 2014, due primarily due to the BRE merger and the acquisition or consolidation of ten communities, net of dispositions and held for sale, since January 1, 2014. 2015/2014 Same-Property real estate taxes increased by $1.7 million or 3.2% for 2015 compared to 2014.

Depreciation and amortization expense increased by $92.8 million or 25.7% in 2015 compared to 2014, primarily due to the BRE merger and the acquisition or consolidation of ten communities, net of dispositions and properties held for sale, since January 1, 2014.

Merger and integration expenses include, but are not limited to, advisor fees, legal fees, and accounting fees related to the merger with BRE and related integration activity. The Company completed the merger with BRE on April 1, 2014. Merger and integration expenses were $3.8 million for 2015 and $53.5 million for 2014.

Interest expense increased $40.3 million or 24.5% in 2015, due to an increase in average outstanding debt primarily due to assumed debt in connection with the BRE merger in addition to a $6.8 million decrease in capitalized interest in 2015 compared to 2014, which was due to a decrease in development costs as compared to the same period in 2014.

Total return swap income of $5.7 million in 2015 consists of monthly settlements related to the Company's total return swap contracts that were entered into during the year, in connection with $257.3 million of tax-exempt mortgage notes payable. The Company had no total return swap income in 2014.

Interest and other income increased $7.3 million or 62.1% in 2015, due to an increase in the investment of mortgage backed securities, an increase of $3.1 million in insurance proceeds and $0.6 million in income from the sale of an investment.

Equity income from co-investments decreased by $18.0 million to $21.9 million in 2015 compared to $39.9 million in 2014, primarily due to events in 2014 which did not recur in 2015, including the Company’s share of the gain on the sale of two co-investment communities of $6.6 million, promote income of $10.6 million, and income from the early redemption of preferred equity investments of $5.3 million in 2014, partially offset by $2.0 million in income from the early redemption of two preferred equity investments during 2015 and an increase of $7.4 million in equity income from co-investment operations. Additionally, income from preferred equity investments decreased by approximately $5.1 million from 2014 to 2015.

Gains on sale of real estate and land increased by $1.3 million or 2.8% in 2015 compared to 2014, due primarily to $7.1 million in gains on the sales of Pinnacle South Mountain and two commercial buildings as well as a $40.2 million gain on the sale of Sharon Green during 2015 as compared to approximately $16.8 million in gains on the sales of Vista Capri North, Coldwater Canyon, Pinnacle Town Center, and a land parcel adjacent to the Company's Park Viridian property, as well as a $29.2 million gain on the sale of Mt. Sutro during 2014.

Gains on remeasurement of co-investment increased by $34.0 million in 2015 compared to 2014, due to the remeasurement of the Company's investments, as a result of the Company's acquisition of a controlling interest in The Huxley and The Dylan properties, resulting in a gain of $21.3 million, and Reveal, resulting in a gain of $12.7 million.

Comparison of Year Ended December 31, 2014 to the Year Ended December 31, 2013

The Company’s average financial occupancies for the Company’s stabilized apartment communities for “2014/2013 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2014 and 2013) increased 10 basis points to 96.2% in 2014 from 96.1% in 2013. The regional breakdown of the Company’s stabilized 2014/2013 Same-Property portfolio for financial occupancy for the years ended December 31, 2014 and 2013 is as follows:

	Years ended December 31,
	2014	2013
Southern California	96.3%	96.1%
Northern California	96.3%	96.1%
Seattle Metro	96.0%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2014/2013 Same-Properties.

	Number of	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Properties	2014	2013	Change	Change
2014/2013 Same-Properties:
Southern California	58	$267,413	$253,503	$13,910	5.5%
Northern California	35	218,577	199,395	19,182	9.6%
Seattle Metro	29	115,219	107,225	7,994	7.5%
Total 2014/2013 Same-Property revenues	122	601,209	560,123	41,086	7.3%
2014/2013 Non-Same Property Revenues (1)		80,059	43,204	36,855	85.3%
2014 BRE Legacy Property Revenues (2)		280,323	—	280,323
Total property revenues		$961,591	$603,327	$358,264	59.4%

(1)	Includes eleven communities acquired after January 1, 2013, three sold communities and one redevelopment community.

(2)	Includes 55 stabilized properties acquired in connection with the BRE merger on April 1, 2014, and two development communities in lease-up.

2014/2013 Same-Property Revenues increased by $41.1 million or 7.3% to $601.2 million for 2014 compared to $560.1 million in 2013. The increase was primarily attributable to an increase in scheduled rents of $39.1 million as reflected in an increase of 7.1% in average rental rates from $1,619 per unit for 2013 to $1,734 per unit for 2014. Scheduled rents increased in all regions by 5.2%, 9.5%, and 7.4% in Southern California, Northern California, and Seattle Metro, respectively. Income from utility billings and other income increased by $2.2 million and $1.1 million, respectively in 2014 compared to 2013. Financial occupancy increased 10 basis points in 2014 to 96.2% compared to 96.1% in 2013.

2014/2013 Non-Same Property Revenues increased by $36.9 million or 85.3% to $80.1 million in 2014 compared to $43.2 million to 2013.  The increase was primarily due to revenue generated from eleven communities acquired or consolidated since January 1, 2013.

Management and other fees from affiliates increased $2.0 million or 28.7% to $9.3 million in 2013 compared to $7.3 million in 2012.  The increase is primarily due to the asset and property management fees earned from the Wesco III, Wesco IV, and BEXAEW co-investments formed during 2014. The increase in management fees was offset by a reduction of $1.2 million in asset and property management fees from the sale of two Essex Apartment Value Fund II, L.P. ("Fund II") communities in 2014.

Property operating expenses, excluding real estate taxes increased $64.6 million or 46.1% in 2014 compared to 2013, primarily due to properties acquired in connection with the BRE merger and six other communities in 2014. 2014/2013 Same-Property operating expenses excluding real estate taxes, increased by $3.8 million or 3.0% in 2014 compared to 2013, due mainly to a $1.6 million increase in repairs and maintenance and a $1.3 million increase in utilities expense.

Real estate taxes increased $50.6 million or 88.3% in 2014 compared to 2013, due primarily to properties acquired in connection with the BRE merger and six other communities in 2014. 2014/2013 Same-Property real estate taxes increased by $2.3 million or 4.5% for 2014 compared to 2013 due to a $1.6 million or 15.6% increase in property taxes for Seattle Metro due to higher assessed values for 2014.

Depreciation and amortization expense increased by $168.2 million or 87.4% in 2014 compared to 2013, due to the acquisition of BRE and six other communities. The increase is also due to the capitalization of approximately $313.1 million in additions to rental properties through 2013, including $152.8 million spent on acquisition of and additions to real estate under development, $81.4 million spent on redevelopment, and $78.9 million spent on capital expenditures on rental properties.  Approximately $122.0 million in additions to rental properties were capitalized for 2012, including $17.8 million spent on acquisitions of and additions to real estate under development, $47.3 million spent on redevelopment, and $56.9 million spent on capital expenditures on rental properties.

General and administrative expense increased $14.2 million or 53.2% in 2014 compared to 2013 primarily due to additional corporate employees from the BRE merger and $2.8 million in expenses related to the cyber-intrusion.

Merger and integration expenses include, but are not limited to, advisor fees, legal fees, and accounting fees related to the BRE merger. The Company completed the merger with BRE on April 1, 2014. Merger and integration expenses were $53.5 million for 2014 and $4.3 million for 2013.

Interest expense increased $48.0 million or 41.2% in 2014, primarily due to additional debt assumed as part of the BRE merger, offset by an increase in capitalized interest from development and redevelopment projects.

Equity income from co-investments decreased by $16.0 million to $39.9 million in 2014 compared to $55.9 million in 2013.  The decrease was primarily due to the Company’s share of the gain on the sale of two Fund II communities of $6.6 million, promote income of $10.6 million, and income from early redemption of preferred equity investments of $5.3 million in 2014, compared to the Company's share of gain on the sale of five Fund II communities of $38.8 million, net of internal dispositions costs in 2013.

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for 2015, 2014 and 2013 ($ in thousands):

	For the year ended December 31,
	2015	2014	2013
Cash flow provided by (used in):
Operating activities	$617,410	$493,312	$304,982
Investing activities	$(725,556)	$(1,147,156)	$(453,696)
Financing activities	$108,214	$520,610	$148,599

ESS’s business is operated primarily through the Operating Partnership. ESS issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. ESS itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. ESS’s principal funding requirement is the payment of dividends on its common stock and preferred stock. ESS’s sole source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As of December 31, 2015, ESS owned a 96.7% general partner interest and the limited partners owned the remaining 3.3% interest in the Operating Partnership.

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

At December 31, 2015, the Company had $29.7 million of unrestricted cash and cash equivalents and $137.5 million in marketable securities, of which $57.1 million were held available for sale. The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of the Company’s reasonably anticipated cash needs during 2016. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

As of December 31, 2015, the Company had $465.0 million of private placement unsecured bonds outstanding at an average interest rate of 4.5% with maturity dates ranging from March 2016 through August 2021. In January 2016, $150.0 million of these bonds bearing an interest rate of 4.36% were repaid.

As of December 31, 2015, the Company had $2.4 billion of fixed rate public bonds, net of unamortized premiums, discounts and debt issuance costs, with interest rates varying from 3.25% to 5.50% and maturity dates ranging from 2017 to 2025.

As of December 31, 2015, the Company had a $225.0 million unsecured term loan outstanding that has a variable interest rate of LIBOR plus 1.05%. The Company has entered into interest rate swap contracts for a term of five years with a notional amount totaling $225.0 million, which effectively converted the interest rate on $225.0 million of the term loan to a fixed rate of 2.4%. The $200 million tranche of this unsecured term loan has a maturity date of November 2016 and the $25 million tranche has a maturity date of August 2017.

As of December 31, 2015, the Company’s mortgage notes payable totaled $2.2 billion, net of unamortized premiums and debt issuance costs, which consisted of $1.9 billion in fixed rate debt with interest rates varying from 4.3% to 6.4% and maturity dates ranging from 2016 to 2021 and $281.7 million of tax-exempt variable rate demand notes with a weighted average interest rate of 1.2%. The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2040, and $20.7 million is subject to interest rate caps and $257.3 million is subject to total return swaps.

The Company has two lines of credit aggregating $1.03 billion as of December 31, 2015 including a $1.0 billion unsecured line of credit. As of December 31, 2015, there was a $15.0 million balance on this unsecured line of credit with an underlying interest rate of LIBOR plus 0.95%. In January 2016, the facility maturity date was extended to December 31, 2019 with one 18-month extension, exercisable by the Company, with an underlying interest rate of LIBOR plus 0.90%. The Company also has a $25.0 million working capital unsecured line of credit agreement. As of December 31, 2015, there were no amounts outstanding on this unsecured line with an underlying interest rate of LIBOR plus 0.95%. In January 2016 the maturity date was extended to January 2018 and the interest rate was lowered to LIBOR plus 0.90%.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2015 and 2014.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future. To the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely impacted. For the past three years the Company has primarily issued unsecured debt and repaid secured debt when it has matured to place less reliance on mortgage debt financing, and to unencumber more of the Company's communities.

Derivative Activity

The Company uses interest rate swaps, interest rate cap, and total return swap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps and total return swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparties nonperformance risk in the fair value measurements.

The Company has entered into interest rate swap contracts with an aggregate notional amount of $225.0 million that effectively fixed the interest rate on the $225.0 million unsecured term loan at 2.4%. These derivatives qualify for hedge accounting.

The Company has entered into four total return swap contracts, with an aggregate notional amount of $257.3 million, that effectively converts $257.3 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread. Additionally, the total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call one of the total return swaps with $114.4 million of the outstanding debt at par, while the call option on the other three total return swaps relating to $142.9 million of the outstanding debt can be exercised starting on January 1, 2017. These derivatives do not qualify for hedge accounting.

As of December 31, 2015 the Company also had nine interest rate caps totaling a notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $20.7 million of the Company’s tax exempt variable rate debt.

As of December 31, 2015 and 2014, the aggregate carrying value of the interest rate swap contracts was a liability of $1.0 million and $1.8 million, respectively. The aggregate carrying value of the interest rate caps was zero on the balance sheets as of both December 31, 2015 and 2014. The aggregate carrying value of the total return swaps was $4 thousand and zero as of December 31, 2015 and 2014, respectively.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, was not significant for the years ended December 31, 2015, 2014 and 2013.

Issuance of Common Stock

In 2014, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity (only ESS) and debt securities as defined in the prospectus.

ESS has entered into equity distribution agreements with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Citigroup Global Markets Inc, Jefferies LLC, J.P. Morgan Securities LLC, Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc, and UBS Securities LLC.  Pursuant to its equity distribution program, in 2015, ESS issued 1,481,737 shares of common stock for $332.3 million, net of fees and commissions, and in 2014, ESS issued 2,964,315 shares of common stock for proceeds of $534.0 million, net of fees and commissions. During the first quarter of 2016 through February 22, 2016, ESS has not issued any shares of common stock pursuant to this program. Under this program, ESS may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes.  As of February 22, 2016, ESS may sell an additional 1,719,109 shares under the current equity distribution program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property.  For the year ended December 31, 2015, non-revenue generating capital expenditures totaled approximately $1,173 per apartment home. The Company projects to incur approximately $1,200 per apartment home in non-revenue generating capital expenditures for the year ending December 31, 2016. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, and expenditures for property renovations and improvements which are expected to generate additional revenue. The Company expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2016 and/or the funding thereof will not be significantly different than the Company’s current expectations.

Development and Predevelopment Pipeline

The Company defines development projects as new communities that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2015, the Company had two consolidated development projects comprised of 771 apartment homes with an estimated cost of $489.0 million of which $287.0 million remains to be expended, and six unconsolidated joint venture active development projects comprised of 1,676 apartment homes with an estimated cost of $0.9 billion, of which approximately $500.0 million remains to be expended. The Company's share of these estimated remaining project costs is approximately $255.0 million.

The Company defines predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects. The Company may also acquire land for future development purposes or sale.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment homes may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2015, the Company had ownership interests in five major redevelopment communities aggregating 1,313 apartment homes with estimated redevelopment costs of $159.8 million, of which approximately $82.5 million remains to be expended.

Alternative Capital Sources

The Company utilizes co-investments as an alternative source of capital for acquisitions of both operating and development communities. As of December 31, 2015, the Company had an interest in 1,676 apartment homes of communities actively under development with joint ventures for a total estimated cost of $0.9 billion. Total estimated remaining costs total approximately $500.0 million, of which the Company estimates that its remaining investment in these development joint ventures will be approximately $255.0 million. In addition, the Company had an interest in 10,520 apartment homes of operating communities with joint ventures for a total book value of $738.9 million.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturity or due dates of the Company’s contractual obligations and other commitments at December 31, 2015, and the effect such obligations could have on the Company’s liquidity and cash flow in future periods ($ in thousands):

	2016	2017 and 2018	2019 and 2020	Thereafter	Total
Mortgage notes payable	$29,714	$519,802	$1,279,300	$329,451	$2,158,267
Unsecured debt	350,000	365,000	75,000	2,300,000	3,090,000
Lines of credit	—	—	15,000	—	15,000
Interest on indebtedness (1)	221,917	373,819	266,313	223,734	1,085,783
Ground leases	2,742	5,484	5,484	131,851	145,561
Operating leases	1,695	3,557	3,792	12,350	21,394
Development commitments (including co-investments) (2)	195,218	329,207	17,235	—	541,660
	$801,286	$1,596,869	$1,662,124	$2,997,386	$7,057,665

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2015.

(2)	Estimated project cost for development the Company's 500 Folsom project is net of a projected value for low-income housing tax credit proceeds and savings from tax exempt bonds.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (VIEs), the Company consolidates the Operating Partnership and 19 DownREIT limited partnerships (comprising eleven communities). The Company consolidates these entities because it is deemed the primary beneficiary. The REIT has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to these DownREIT VIEs, net of intercompany eliminations, were approximately $241.0 million and $206.7 million, respectively, as of December 31, 2015, and $235.1 million and $209.1 million respectively, as of December 31, 2014. Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Company. As of December 31, 2015, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company defines critical accounting policies as those accounting policies that require the Company's management to exercise their most difficult, subjective and complex judgments.  The Company’s critical accounting policies relate principally to the following key areas: (i) accounting for business combinations; (ii) consolidation under applicable accounting standards of various entities; (iii) assessing the carrying values of the Company's real estate and investments in and advances to joint ventures and affiliates; and (iv) internal cost capitalization.  The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

The fair value of the tangible assets, which principally includes land and building, is determined first by valuing the property as a whole as if it were vacant, using stabilized net operating income and market specific capitalization rates. The fair value of the land and building is then recorded based on its estimated fair value.

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

Further, the Company evaluates whether its co-investments are other than temporarily impaired and, if so, records an impairment loss equal to the excess of the co-investments' carrying value over its estimated fair value.

The Company capitalizes all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s accounting estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development.

The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Net Operating Income (“NOI”)

Same-Property net operating income (“NOI”) is considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of income. The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. Prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, and NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  The Company defines Same-Property NOI as Same-Property revenue less Same-Property operating expenses.

The reconciliation of earnings from operations to Same-Property NOI for the periods presented:

	2015	2014	2013
Earnings from operations	$331,174	$201,514	$188,705
Adjustments:
General and administrative	40,090	40,878	26,684
Management and other fees from affiliates	(8,909)	(9,347)	(7,263)
Depreciation and amortization	453,423	360,592	192,420
Merger and integration expenses	3,798	53,530	4,284
Acquisition and investment related costs	2,414	1,878	1,161
Net operating income	821,990	649,045	405,991
Less: Non Same-Property NOI	(357,457)	(229,244)	(22,599)
Same-Property NOI	$464,533	$419,801	$383,392

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet anticipated cash needs, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's development and redevelopment pipeline and the sources of funding for it, the anticipated performance of existing properties, anticipated property and growth trends in various geographic regions, statements regarding the Company’s expected 2016 Same-Property revenue generally and in various areas, and 2016 Same-Property operating expenses, statements regarding the Company's financing activities, and the use of proceeds from such activities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company entered into interest rate swaps as part of its cash flow hedging strategy. As of December 31, 2015, the Company has seven interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $225.0 million of the five-year unsecured term debt.  As of December 31, 2015, the Company also had $291.7 million of variable rate indebtedness, of which $20.7 million is subject to interest rate cap protection. All of the Company’s interest rate swaps are designated as cash flow hedges as of December 31, 2015. The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of December 31, 2015.  The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2015.

			Carrying and	Estimated Carrying Value
		Maturity	Estimated	+ 50	- 50
($ in thousands)	Notional Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$225,000	2016-2017	$(1,032)	$(56)	$(2,003)
Interest rate caps	20,674	2018-2019	—	—	—
Total cash flow hedges	$245,674	2016-2019	$(1,032)	$(56)	$(2,003)

Additionally, the Company has entered into total return swap contracts, with an aggregate notional amount of $257.3 million, that effectively converts $257.3 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread and had a carrying value of $4 thousand at December 31, 2015. These derivatives do not qualify for hedge accounting.

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated that the fair value of the Company’s $4.8 billion of fixed rate debt at December 31, 2015, to be $4.8 billion.  Management has estimated the fair value of the Company’s $525.3 million of variable rate debt at December 31, 2015, is $527.6 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace ($ in thousands).

	For the Years Ended December 31,
	2016	2017	2018	2019	2020	Thereafter		Total	Fair value
Fixed rate debt (1)	$179,677	$538,685	$320,080	$650,620	$692,440	$2,350,056		$4,731,558	$4,835,891
Average interest rate	4.5%	3.3%	5.5%	4.3%	5.0%	3.8%
Variable rate debt (1)	$200,038	$25,495	$542	$25,592	$647	$279,395	(2)	$531,709	$527,592
Average interest rate	2.3%	2.3%	1.1%	1.8%	1.1%	1.2%

(1)	Represents scheduled principal payments.

(2)	$245.7 million is subject to interest rate protection agreements.

The table incorporates only those exposures that exist as of December 31, 2015; it does not consider those exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise during the period.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2015, ESS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, ESS’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, ESS’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by ESS in the reports that ESS files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that ESS  files or submits under the Exchange Act is accumulated and communicated to the ESS’s management, including ESS’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in ESS’s internal control over financial reporting, that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, ESS’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

ESS’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). ESS’s management assessed the effectiveness of ESS’s internal control over financial reporting as of December 31, 2015. In making this assessment, ESS’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). ESS’s management has concluded that, as of December 31, 2015, its internal control over financial reporting was effective based on these criteria. ESS’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over ESS’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2015, the Operating Partnership carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner concluded that as of December 31, 2015, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the general partner, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Operating Partnership’s management has concluded that, as of December 31, 2015, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2016 Annual Meeting of Shareholders, under the heading “Board and Corporate Governance Matters,” to be filed with the SEC within 120 days of December 31, 2015.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2016 Annual Meeting of Shareholders, under the headings “Executive Compensation” and “Director Compensation,” to be filed with the SEC within 120 days of December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2016 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2016 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Persons Transactions,” to be filed with the SEC within 120 days of December 31, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2016 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees Paid to KPMG LLP,” to be filed with the SEC within 120 days of December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Reports of Independent Registered Public Accounting Firm	F- 1

Consolidated Balance Sheets: As of December 31, 2015 and 2014	F- 4

Consolidated Statements of Income: Years ended December 31, 2015, 2014, and 2013	F- 5

Consolidated Statements of Comprehensive Income: Years ended December 31, 2015, 2014, and 2013	F- 6

Consolidated Statements of Equity: Years ended December 31, 2015, 2014, and 2013	F- 7

Consolidated Statements of Cash Flows: Years ended December 31, 2015, 2014, and 2013	F- 10

Notes to Consolidated Financial Statements	F- 20

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F- 3

Consolidated Balance Sheets: As of December 31, 2015 and 2014	F- 12

Consolidated Statements of Income: Years ended December 31, 2015, 2014, and 2013	F- 13

Consolidated Statements of Comprehensive Income: Years ended December 31, 2015, 2014, and 2013	F- 14

Consolidated Statements of Capital: Years ended December 31, 2015, 2014, and 2013	F- 15

Consolidated Statements of Cash Flows: Years ended December 31, 2015, 2014, and 2013	F- 18

Notes to Consolidated Financial Statements	F- 20

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015	F- 52

(4) See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(4) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Essex Property Trust, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of Essex Property Trust, Inc.’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Essex Property Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on Essex Property Trust, Inc.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 26, 2016

Report of Independent Registered Public Accounting Firm

The General Partner
Essex Portfolio, L.P.:

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
February 26, 2016

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014
(Dollars in thousands, except share amounts)

	2015	2014
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,522,842	$2,424,930
Buildings and improvements	9,808,627	8,819,751
	12,331,469	11,244,681
Less accumulated depreciation	(1,949,892)	(1,564,806)
	10,381,577	9,679,875
Real estate under development	242,326	429,096
Co-investments	1,036,047	1,042,423
Real estate held for sale, net	26,879	56,300
	11,686,829	11,207,694
Cash and cash equivalents-unrestricted	29,683	25,610
Cash and cash equivalents-restricted	93,372	70,139
Marketable securities and other investments	137,485	117,240
Notes and other receivables	19,285	24,923
Acquired in-place lease value, net	2,857	47,748
Prepaid expenses and other assets	35,580	33,378
Total assets	$12,005,091	$11,526,732
LIABILITIES AND EQUITY
Unsecured debt, net	$3,088,680	$2,603,548
Mortgage notes payable, net	2,215,077	2,234,317
Lines of credit, net	11,707	242,824
Accounts payable and accrued liabilities	131,415	135,162
Construction payable	40,953	30,892
Dividends payable	100,266	88,221
Other liabilities	34,518	32,444
Total liabilities	5,622,616	5,367,408
Commitments and contingencies
Redeemable noncontrolling interest	45,452	23,256
Equity:
Common stock; $.0001 par value, 656,020,000 shares authorized; 65,379,359 and 63,682,646 shares issued and outstanding, respectively	6	6
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	73,750	73,750
Additional paid-in capital	7,003,317	6,651,165
Distributions in excess of accumulated earnings	(797,329)	(650,797)
Accumulated other comprehensive loss, net	(42,011)	(51,452)
Total stockholders' equity	6,237,733	6,022,672
Noncontrolling interest	99,290	113,396
Total equity	6,337,023	6,136,068
Total liabilities and equity	$12,005,091	$11,526,732

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share and share amounts)

	2015	2014	2013
Revenues:
Rental and other property	$1,185,498	$961,591	$603,327
Management and other fees from affiliates	8,909	9,347	7,263
	1,194,407	970,938	610,590
Expenses:
Property operating, excluding real estate taxes	234,953	204,673	140,060
Real estate taxes	128,555	107,873	57,276
Depreciation and amortization	453,423	360,592	192,420
General and administrative	40,090	40,878	26,684
Merger and integration expenses	3,798	53,530	4,284
Acquisition and investment related costs	2,414	1,878	1,161
	863,233	769,424	421,885
Earnings from operations	331,174	201,514	188,705
Interest expense	(204,827)	(164,551)	(116,524)
Total return swap income	5,655	—	—
Interest and other income	19,143	11,811	11,633
Equity income from co-investments	21,861	39,893	55,865
Loss on early retirement of debt, net	(6,114)	(268)	(300)
Gains on sale of real estate and land	47,333	46,039	1,503
Gains on remeasurement of co-investment	34,014	—	—
Income before discontinued operations	248,239	134,438	140,882
Income from discontinued operations	—	—	31,173
Net income	248,239	134,438	172,055
Net income attributable to noncontrolling interest	(16,119)	(12,288)	(15,772)
Net income attributable to controlling interest	232,120	122,150	156,283
Dividends to preferred stockholders	(5,255)	(5,291)	(5,472)
Net income available to common stockholders	$226,865	$116,859	$150,811
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$3.50	$2.07	$3.26
Income from discontinued operations available to common stockholders	—	—	0.79
Net income available to common stockholders	$3.50	$2.07	$4.05
Weighted average number of shares outstanding during the year	64,871,717	56,546,959	37,248,960
Diluted:
Income before discontinued operations available to common stockholders	$3.49	$2.06	$3.25
Income from discontinued operations available to common stockholders	—	—	0.79
Net income available to common stockholders	$3.49	$2.06	$4.04
Weighted average number of shares outstanding during the year	65,061,685	56,696,525	37,335,295

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Net income	$248,239	$134,438	$172,055
Other comprehensive income (loss):
Changes in fair value of cash flow hedges and reclassification to interest expense	7,893	4,168	12,614
Changes in fair value of marketable securities	1,865	6,302	(1,556)
Reversal of unrealized gains upon the sale of marketable securities	—	(886)	(1,767)
Total other comprehensive income	9,758	9,584	9,291
Comprehensive income	257,997	144,022	181,346
Comprehensive income attributable to noncontrolling interest	(16,436)	(12,852)	(16,274)
Comprehensive income attributable to controlling interest	$241,561	$131,170	$165,072
See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2015, 2014 and 2013
(Dollars and shares in thousands)

	Series H Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	loss, net	Interest	Total
Balances at December 31, 2012	2,950	$73,750	36,443	$3	$2,204,778	$(444,466)	$(69,261)	$115,312	$1,880,116
Net income	—	—	—	—	—	156,283	—	15,772	172,055
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(1,673)	(94)	(1,767)
Change in fair value of cash flow hedges and amortization of swap settlements	—	—	—	—	—	—	11,934	680	12,614
Change in fair value of marketable securities	—	—	—	—	—	—	(1,472)	(84)	(1,556)
Issuance of common stock under:
Stock option plans	—	—	65	—	7,244	—	—	—	7,244
Sale of common stock	—	—	913	1	138,365	—	—	—	138,366
Equity-based compensation costs	—	—	—	—	(907)	—	—	2,515	1,608
Redemptions of noncontrolling interest	—	—	—	—	(3,717)	—	—	(1,994)	(5,711)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(18,488)	(18,488)
Common and preferred stock dividends	—	—	—	—	—	(186,243)	—	—	(186,243)
Balances at December 31, 2013	2,950	73,750	37,421	4	2,345,763	(474,426)	(60,472)	113,619	1,998,238
Net income	—	—	—	—	—	122,150	—	12,288	134,438
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(841)	(45)	(886)
Changes in fair value derivatives and amortization of swap settlements	—	—	—	—	—	—	3,721	447	4,168
Changes in fair value of marketable securities	—	—	—	—	—	—	6,140	162	6,302
Issuance of common stock under:
Stock consideration in the Merger, net	—	—	23,067	2	3,774,085	—	—	—	3,774,087

Stock option and restricted stock plans	—	—	218	—	11,024	—	—	—	11,024
Equity distribution agreements, net	—	—	2,943	—	532,670	—	—	—	532,670
Equity-based compensation costs	—	—	—	—	5,719	—	—	6,153	11,872
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	(19,823)	—	—	(1,067)	(20,890)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	312	—	—	—	312
Conversion of Series G preferred stock	—	—	34	—	4,349	—	—	—	4,349
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,419,816	1,419,816
Retirement of noncontrolling interest	—	—	—	—	—	—	—	(1,419,816)	(1,419,816)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(17,069)	(17,069)
Redemptions of noncontrolling interest	—	—	—	—	(2,934)	—	—	(1,092)	(4,026)
Common and preferred stock dividends	—	—	—	—	—	(298,521)	—	—	(298,521)
Balances at December 31, 2014	2,950	73,750	63,683	6	6,651,165	(650,797)	(51,452)	113,396	6,136,068
Net income	—	—	—	—	—	232,120	—	16,119	248,239
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	7,637	256	7,893
Change in fair value of marketable securities	—	—	—	—	—	—	1,804	61	1,865
Issuance of common stock under:
Stock option and restricted stock plans	—	—	207	—	26,540	—	—	—	26,540
Sale of common stock	—	—	1,489	—	332,137	—	—	—	332,137
Equity based compensation costs	—	—	—	—	5,946	—	—	3,700	9,646
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	(7,657)	—	—	(12,115)	(19,772)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	(2,615)	—	—	—	(2,615)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,705)	(21,705)

Redemptions of noncontrolling interest	—	—	—	—	(2,199)	—	—	(422)	(2,621)
Common and preferred stock dividends	—	—	—	—	—	(378,652)	—	—	(378,652)
Balances at December 31, 2015	2,950	$73,750	65,379	$6	$7,003,317	$(797,329)	$(42,011)	$99,290	$6,337,023

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$248,239	$134,438	$172,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	453,423	360,592	193,518
Earnings from co-investments	(21,392)	(33,335)	(14,613)
Company's share of gain on the sales of co-investments	(469)	(6,558)	(41,252)
Operating distributions from co-investments	46,608	49,486	19,636
Gain on the sales of real estate and land	(47,333)	(46,039)	(30,725)
Loss on early retirement of debt, net	6,114	268	300
Gains on sale of marketable securities and other investments	(598)	(886)	(1,767)
Amortization of (premium) discount and financing costs, net	(19,361)	(14,672)	12,216
Amortization of discount on notes receivables	—	—	(844)
Amortization of discount on marketable securities and other investments	(12,389)	(9,325)	(6,556)
Non cash merger and integration expenses	—	9,025	—
Equity-based compensation	6,061	8,740	4,508
Gains on remeasurement of co-investment	(34,014)	—	—
Changes in operating assets and liabilities:
Prepaid expenses, in-place lease value, receivables and other assets	267	15,828	(1,588)
Accounts payable and accrued liabilities	(9,633)	24,233	72
Other liabilities	1,887	1,517	22
Net cash provided by operating activities	617,410	493,312	304,982
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(515,726)	(387,547)	(348,774)
Redevelopment	(99,346)	(81,429)	(47,289)
Development acquisitions of and additions to real estate under development	(157,900)	(152,766)	(17,757)
Capital expenditures on rental properties	(57,277)	(78,864)	(56,919)
Proceeds from insurance for property losses	16,811	35,547	—
BRE merger consideration paid	—	(555,826)	—
Acquisition of membership interest in co-investment	(115,724)	—	—
Dispositions of real estate	319,008	141,189	65,496
Dispositions of co-investments	31,556	13,900	—
Changes in restricted cash and refundable deposits	(14,068)	(36,582)	(9,149)
Purchases of marketable securities	(14,300)	(20,516)	(16,442)
Sales and maturities of marketable securities and other investments	8,907	8,753	24,172
Purchases of and advances under notes and other receivables	—	—	(56,750)
Collections of notes and other receivables	—	76,585	53,438
Contributions to co-investments	(127,879)	(246,006)	(162,578)
Non-operating distributions from co-investments	382	136,406	118,856

Net cash used in investing activities	(725,556)	(1,147,156)	(453,696)
Cash flows from financing activities:
Borrowings under debt agreements	1,345,855	2,093,406	969,061
Repayment of debt	(1,197,351)	(1,814,020)	(750,900)
Additions to deferred charges	(8,034)	(17,402)	(7,402)
Net proceeds from stock options exercised	26,540	11,039	4,958
Net proceeds from issuance of common stock	332,137	531,379	137,749
Distributions to noncontrolling interest	(21,055)	(17,465)	(18,488)
Redemption of noncontrolling interest	(2,621)	(5,753)	(5,711)
Common and preferred stock dividends paid	(367,257)	(260,574)	(180,668)
Net cash provided by financing activities	108,214	520,610	148,599
Cash acquired from the BRE merger	—	140,353	—
Cash acquired from consolidation of co-investment	4,005	—	—
Net increase (decrease) in cash and cash equivalents	4,073	7,119	(115)
Cash and cash equivalents at beginning of year	25,610	18,491	18,606
Cash and cash equivalents at end of year	$29,683	$25,610	$18,491

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$181,106	$130,691	$103,516
Interest capitalized	$15,571	$22,510	$16,486

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$1,419,816	$—
Retirement of Operating Partnership units	$—	$(1,419,816)	$—
Transfer from real estate under development to rental properties	$308,704	$10,203	$68
Transfer from real estate under development to co-investments	$6,234	$83,574	$27,906
Reclassification to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$22,387	$18,766	$—
Debt assumed in connection with acquisition of co-investment	$114,435	$—	$—
Mortgage notes (excluding BRE merger) assumed in connection with purchases of real estate including the loan premiums recorded	$—	$72,568	$—

See accompanying notes to consolidated financial statements

    ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014
(Dollars in thousands, except per unit amounts)

	2015	2014
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,522,842	$2,424,930
Buildings and improvements	9,808,627	8,819,751
	12,331,469	11,244,681
Less: accumulated depreciation	(1,949,892)	(1,564,806)
	10,381,577	9,679,875
Real estate under development	242,326	429,096
Co-investments	1,036,047	1,042,423
Real estate held for sale, net	26,879	56,300
	11,686,829	11,207,694
Cash and cash equivalents-unrestricted	29,683	25,610
Cash and cash equivalents-restricted	93,372	70,139
Marketable securities and other investments	137,485	117,240
Notes and other receivables	19,285	24,923
Acquired in-place lease value, net	2,857	47,748
Prepaid expenses and other assets	35,580	33,378
Total assets	$12,005,091	$11,526,732
LIABILITIES AND CAPITAL
Unsecured debt, net	$3,088,680	$2,603,548
Mortgage notes payable, net	2,215,077	2,234,317
Lines of credit, net	11,707	242,824
Accounts payable and accrued liabilities	131,415	135,162
Construction payable	40,953	30,892
Distributions payable	100,266	88,221
Other liabilities	34,518	32,444
Total liabilities	5,622,616	5,367,408
Commitments and contingencies
Redeemable noncontrolling interest	45,452	23,256
Capital:
General Partner:
Common equity (65,379,359 and 63,682,646 units issued and outstanding, respectively)	6,208,535	6,002,915
Series H 7.125% Preferred interest (liquidation value of $73,750)	71,209	71,209
	6,279,744	6,074,124
Limited Partners:
Common equity (2,214,545 and 2,168,158 units issued and outstanding, respectively)	47,235	48,665
Accumulated other comprehensive loss	(39,598)	(49,356)
Total partners' capital	6,287,381	6,073,433
Noncontrolling interest	49,642	62,635
Total capital	6,337,023	6,136,068
Total liabilities and capital	$12,005,091	$11,526,732

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARES
Consolidated Statements of Income
Years ended December 31, 2015, 2014, and 2013
(Dollars in thousands, except per unit and unit amounts)

	2015	2014	2013
Revenues:
Rental and other property	$1,185,498	$961,591	$603,327
Management and other fees from affiliates	8,909	9,347	7,263
	1,194,407	970,938	610,590
Expenses:
Property operating, excluding real estate taxes	234,953	204,673	140,060
Real estate taxes	128,555	107,873	57,276
Depreciation and amortization	453,423	360,592	192,420
General and administrative	40,090	40,878	26,684
Merger and integration expenses	3,798	53,530	4,284
Acquisition and investment related costs	2,414	1,878	1,161
	863,233	769,424	421,885
Earnings from operations	331,174	201,514	188,705
Interest expense	(204,827)	(164,551)	(116,524)
Total return swap income	5,655	—	—
Interest and other income	19,143	11,811	11,633
Equity income from co-investments	21,861	39,893	55,865
Loss on early retirement of debt, net	(6,114)	(268)	(300)
Gains on sale of real estate and land	47,333	46,039	1,503
Gains on remeasurement of co-investment	34,014	—	—
Income before discontinued operations	248,239	134,438	140,882
Income from discontinued operations	—	—	31,173
Net income	248,239	134,438	172,055
Net income attributable to noncontrolling interest	(8,295)	(7,421)	(6,834)
Net income attributable to controlling interest	239,944	127,017	165,221
Preferred interest distributions	(5,255)	(5,291)	(5,472)
Net income available to common unitholders	$234,689	$121,726	$159,749
Per unit data:
Basic:
Income before discontinued operations available to common unitholders	$3.50	$2.07	$3.27
Income from discontinued operations	—	—	0.79
Net income available to common unitholders	$3.50	$2.07	$4.06
Weighted average number of common units outstanding during the year	67,054,184	58,771,666	39,380,385
Diluted:
Income before discontinued operations available to common unitholders	$3.49	$2.07	$3.26
Income from discontinued operations	—	—	0.79
Net income available to common unitholders	$3.49	$2.07	$4.05
Weighted average number of common units outstanding during the year	67,244,152	58,921,232	39,466,720

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014, and 2013
(Dollars in thousands)

	2015	2014	2013
Net income	$248,239	$134,438	$172,055
Other comprehensive income (loss):
Changes in fair value of cash flow hedges and reclassification to interest expense	7,893	4,168	12,614
Changes in fair value of marketable securities	1,865	6,302	(1,556)
Reversal of unrealized gains upon the sale of marketable securities	—	(886)	(1,767)
Total other comprehensive income	9,758	9,584	9,291
Comprehensive income	257,997	144,022	181,346
Comprehensive income attributable to noncontrolling interest	(8,295)	(7,421)	(6,834)
Comprehensive income attributable to controlling interest	$249,702	$136,601	$174,512

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2015, 2014, and 2013
(Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
			Preferred			Preferred	other
	Common Equity		Equity	Common Equity		Equity	comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	Amount	loss, net	Interest	Total
Balances at December 31, 2012	36,443	$1,762,856	$71,209	2,122	$45,593	$—	$(68,231)	$68,689	$1,880,116
Net income	—	150,811	5,472	—	8,938	—	—	6,834	172,055
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(1,767)	—	(1,767)
Change in fair value of cash flow hedges and amortization of swap settlements	—	—	—	—	—	—	12,614	—	12,614
Changes in fair value of marketable securities	—	—	—	—	—	—	(1,556)	—	(1,556)
Issuance of common units under:
Stock and unit based compensation plans	65	7,244	—	—	—	—	—	—	7,244
Sale of common stock by the general partner	913	138,366	—	—	—	—	—	—	138,366
Stock and unit based compensation costs	—	(907)	—	28	2,515	—	—	—	1,608
Redemptions	—	(3,717)	—	—	(617)	—	—	(1,377)	(5,711)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(8,016)	(8,016)
Distributions declared	—	(180,771)	(5,472)	—	(10,472)	—	—	—	(196,715)
Balances at December 31, 2013	37,421	1,873,882	71,209	2,150	45,957	—	(58,940)	66,130	1,998,238
Net income	—	116,859	5,291	—	4,867	—	—	7,421	134,438
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(886)	—	(886)
Changes in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	4,168	—	4,168
Changes in fair value of marketable securities	—	—	—	—	—	—	6,302	—	6,302
Issuance of common units under:

Common stock issued as consideration by general partner in merger	23,067	3,774,087	—	—	—	—	—	—	3,774,087
General partner's stock based compensation	218	11,024	—	—	—	—	—	—	11,024
Sale of common stock by the general partner	2,943	532,670	—	—	—	—	—	—	532,670
Equity-based compensation costs	—	5,719	—	28	6,153	—	—	—	11,872
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	(19,823)	—	(10)	4,017	—	—	(5,084)	(20,890)
Changes in the redemption value of redeemable noncontrolling interest	—	312	—	—	—	—	—	—	312
Conversion of Series G preferred stock	34	4,349	—	—	—	—	—	—	4,349
Contributions from noncontrolling interest	—	—	—	8,561	1,419,816	—	—	—	1,419,816
Retirement of noncontrolling interest	—	—	—	(8,561)	(1,419,816)	—	—	—	(1,419,816)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,890)	(4,890)
Redemptions	—	(3,374)	—	—	(1,181)	—	—	(942)	(5,497)
Distributions declared	—	(292,790)	(5,291)	—	(11,148)	—	—	—	(309,229)
Balances at December 31, 2014	63,683	6,002,915	71,209	2,168	48,665	—	(49,356)	62,635	6,136,068
Net income	—	226,865	5,255	—	7,824	—	—	8,295	248,239
Change in fair value of derivatives and amortization of swap settlements	—	—	—	—	—	—	7,893	—	7,893
Changes in fair value of marketable securities	—	—	—	—	—	—	1,865	—	1,865
Issuance of common units under:
General partner's stock based compensation	207	26,540	—	—	—	—	—	—	26,540
Sale of common stock by the general partner	1,482	332,137	—	—	—	—	—	—	332,137
Equity based compensation costs	—	5,946	—	54	3,700	—	—	—	9,646
Changes in redemption value of redeemable noncontrolling interest	—	(2,615)	—	—	—	—	—	—	(2,615)
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	(7,657)	—	—	—	—	—	(12,115)	(19,772)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8,751)	(8,751)
Redemptions	7	(2,199)	—	(7)	—	—	—	(422)	(2,621)
Distributions declared	—	(373,397)	(5,255)	—	(12,954)	—	—	—	(391,606)
Balances at December 31, 2015	65,379	$6,208,535	$71,209	2,215	$47,235	$—	$(39,598)	$49,642	$6,337,023

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014, and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$248,239	$134,438	$172,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	453,423	360,592	193,518
Earnings from co-investments	(21,392)	(33,335)	(14,613)
Operating Partnership's share of gain on the sales of co-investments	(469)	(6,558)	(41,252)
Operating distributions from co-investments	46,608	49,486	19,636
Gain on the sales of real estate and land	(47,333)	(46,039)	(30,725)
Loss on early retirement of debt, net	6,114	268	300
Gains on sale of marketable securities and other investments	(598)	(886)	(1,767)
Amortization of (premium) discount and financing costs, net	(19,361)	(14,672)	12,216
Amortization of discount on notes receivables	—	—	(844)
Amortization of discount on marketable securities and other investments	(12,389)	(9,325)	(6,556)
Non cash merger and integration expenses	—	9,025	—
Equity-based compensation	6,061	8,740	4,508
Gains on remeasurement of co-investment	(34,014)	—	—
Changes in operating assets and liabilities:
Prepaid expenses, in-place lease value, receivables and other assets	267	15,828	(1,588)
Accounts payable and accrued liabilities	(9,633)	24,233	72
Other liabilities	1,887	1,517	22
Net cash provided by operating activities	617,410	493,312	304,982
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate and acquisition related capital expenditures	(515,726)	(387,547)	(348,774)
Redevelopment	(99,346)	(81,429)	(47,289)
Development acquisitions of and additions to real estate under development	(157,900)	(152,766)	(17,757)
Capital expenditures on rental properties	(57,277)	(78,864)	(56,919)
Proceeds from insurance for property losses	16,811	35,547	—
BRE merger consideration paid	—	(555,826)	—
Acquisition of membership interest in co-investment	(115,724)	—	—
Dispositions of real estate	319,008	141,189	65,496
Dispositions of co-investments	31,556	13,900	—
Changes in restricted cash and refundable deposits	(14,068)	(36,582)	(9,149)
Purchases of marketable securities	(14,300)	(20,516)	(16,442)
Sales and maturities of marketable securities and other investments	8,907	8,753	24,172
Purchases of and advances under notes and other receivables	—	—	(56,750)
Collections of notes and other receivables	—	76,585	53,438
Contributions to co-investments	(127,879)	(246,006)	(162,578)
Non-operating distributions from co-investments	382	136,406	118,856

Net cash used in investing activities	(725,556)	(1,147,156)	(453,696)
Cash flows from financing activities:
Borrowings under debt agreements	1,345,855	2,093,406	969,061
Repayment of debt	(1,197,351)	(1,814,020)	(750,900)
Additions to deferred charges	(8,034)	(17,402)	(7,402)
Net proceeds from stock options exercised	26,540	11,039	4,958
Net proceeds from issuance of common units	332,137	531,379	137,749
Distributions to noncontrolling interest	(7,615)	(4,841)	(8,016)
Redemption of limited partners units and noncontrolling interests	(2,621)	(802)	(5,711)
Common units and preferred units and preferred interests distributions paid	(380,697)	(278,149)	(191,140)
Net cash provided by financing activities	108,214	520,610	148,599
Cash acquired from the BRE merger	—	140,353	—
Cash acquired from consolidation of co-investment	4,005	—	—
Net increase (decrease) in cash and cash equivalents	4,073	7,119	(115)
Cash and cash equivalents at beginning of year	25,610	18,491	18,606
Cash and cash equivalents at end of year	$29,683	$25,610	$18,491

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$181,106	$130,691	$103,516
Interest capitalized	$15,571	$22,510	$16,486

Supplemental disclosure of noncash investing and financing activities:
Issuance of Operating Partnership units for contributed properties	$—	$1,419,816	$—
Retirement of Operating Partnership units	$—	$(1,419,816)	$—
Transfer from real estate under development to rental properties	$308,704	$10,203	$68
Transfer from real estate under development to co-investments	$6,234	$83,574	$27,906
Reclassification to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$22,387	$18,766	$—
Debt assumed in connection with acquisition of co-investment	$114,435	$—	$—
Mortgage notes (excluding BRE merger) assumed in connection with purchases of real estate including the loan premiums recorded	$—	$72,568	$—

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

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

ESS is the sole general partner in the Operating Partnership with a 96.7% general partner interest and the limited partners owned a 3.3% interest as of December 31, 2015. The limited partners may convert their Operating Partnership units into an equivalent number of shares of common stock. Total Operating Partnership limited partnership units outstanding were 2,214,545 and 2,168,158 as of December 31, 2015 and 2014, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $530.2 million and $447.9 million, as of December 31, 2015 and 2014, respectively. The Company has reserved shares of common stock for such conversions.

As of December 31, 2015, the Company owned or had ownership interests in 246 apartment communities, (aggregating 59,160 apartment homes), four commercial buildings, and eight active development projects (collectively, the “Portfolio”). The communities are located in Southern California (Los Angeles, Orange, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle metropolitan areas.

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

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements and prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. Such reclassifications had no net effect on previously reported financial results.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

Noncontrolling interest includes the 3.3% limited partner interests in the Operating Partnership not held by the Company at both December 31, 2015 and 2014. These percentages include the Operating Partnership’s vested long term incentive plan units (see Note 13).

The Company consolidates the Operating Partnership and 19 DownREIT limited partnerships (comprising eleven communities), since the Company is the primary beneficiary of these variable interest entities (“VIEs”). The Company has no assets or liabilities other than its investment in the Operating Partnership. The consolidated total assets and liabilities related to these DownREIT VIEs, net of intercompany eliminations, were approximately $241.0 million and $206.7 million, respectively, as of December 31, 2015, and $235.1 million and $209.1 million, respectively, as of December 31, 2014.

The DownREIT VIEs collectively own eleven apartment communities in which Essex Management Company (“EMC”) is the general partner, the Operating Partnership is a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Company, subject to certain restrictions, can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis.  Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. Total DownREIT units outstanding were 963,172 and 974,790 as of December 31, 2015 and 2014 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $230.6 million and $201.4 million, as of December 31, 2015 and 2014, respectively. The carrying value of redeemable noncontrolling interest in the accompanying balance sheets was $45.5 million and $23.3 million as of December 31, 2015 and 2014, respectively. The amounts represent units of limited partners' interests in DownREIT VIEs as to which it is outside of the Company’s control to redeem the DownREIT units with Company common stock and may potentially be redeemed for cash, and are presented at either their redemption value or historical cost, depending on the limited partner's right to redeem their units as of the balance sheet date. The carrying value of DownREIT units as to which it is within the control of the Company to redeem the units with its common stock is $18.4 million and $30.8 million as of December 31, 2015 and 2014, respectively and is classified within noncontrolling interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2015 and 2014, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

(b) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The new standard provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. The new standard requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In August 2015, the FASB deferred the effective date of the new standard by one year, and it is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. The new standard may be applied using either a full retrospective or a modified approach upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In February 2015, the FASB issued ASU No. 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which provides new consolidation guidance and makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

as of the beginning of the period of adoption or retrospectively to each period presented. The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In April 2015, the FASB issued ASU No. 2015-03 "Simplifying the Presentation of Debt Issuance Costs", which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets. The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted. The Company adopted this standard during the second quarter of 2015. This adoption resulted in a reclassification of $29.4 million in debt issuance costs, net of accumulated amortization, from an asset to a reduction to associated debt liabilities as of December 31, 2014.

In January 2016, the FASB issued ASU No. 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities", which requires changes to the classification and measurement of investments in certain equity securities and to the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated results of operations and financial position.

(c) Real Estate Rental Properties

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

The depreciable life of various categories of fixed assets is as follows:

Computer software and equipment	3 - 5 years
Interior apartment home improvements	5 years
Furniture, fixtures and equipment	5 years
Land improvements and certain exterior components of real property	10 years
Real estate structures	30 years

The Company capitalizes all costs incurred with the predevelopment, development or redevelopment of real estate assets or are associated with the construction or expansion of real property. Such capitalized costs include land, land improvements, allocated costs of the Company’s project management staff, construction costs, as well as interest and related loan fees, property taxes and insurance. Capitalization begins for predevelopment, development, and redevelopment projects when activity commences. Capitalization ends when the apartment home is completed and the property is available for a new resident or if the development activities cease.

The Company allocates the purchase price of real estate to land and building including personal property, and identifiable intangible assets, such as the value of above, below and in-place leases. The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired, which in the case of below market leases the Company assumes lessees will elect to renew their leases. The value of acquired in-place leases are amortized to expense over the term the Company expects to retain the acquired tenant, which is generally 15 months. The net carrying value of acquired in-place leases as of December 31, 2015 of $2.9 million is expected to be recognized in amortization expense primarily in 2016.

The Company performs the following evaluation for communities acquired:

(1)	adjust the purchase price for any fair value adjustments resulting from such things as assumed debt or contingencies;

(2)	estimate the value of the real estate “as if vacant” as of the acquisition date;

(3)	allocate that value among land and buildings including personal property;

(4)	compute the value of the difference between the “as if vacant” value and the adjusted purchase price, which will represent the total intangible assets;

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

(5)	compute the value of the above and below market leases and determine the associated life of the above market/ below market leases;

(6)	compute the value of the in-place leases and customer relationships, if any, and the associated lives of these assets.

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available. Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell. As of December 31, 2015 and 2014, two and one properties were classified as held for sale, respectively. No impairment charges were recorded in 2015, 2014 or 2013.

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

(d) Co-investments

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

(e) Revenues and Gains on Sale of Real Estate

Revenues from tenants renting or leasing apartment homes are recorded when due from tenants and are recognized monthly as they are earned, which is not materially different than on a straight-line basis. Apartment homes are rented under short-term leases (generally, lease terms of 6 to 12 months). Revenues from tenants leasing commercial space are recorded on a straight-line basis over the life of the respective lease.

The Company recognizes gains on sales of real estate when a contract is in place, a closing has taken place, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement with the property.

(f) Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash balances relate primarily to reserve requirements for capital replacement at certain communities in connection with the Company’s mortgage debt.

(g)  Marketable Securities and Other Investments

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for the limited partnership interests, as defined by the

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

FASB standard for fair value measurements as discussed later in Note 2), and any unrealized gain or loss is recorded as other comprehensive income (loss). There were no other than temporary impairment charges for the years ended December 31, 2015, 2014, and 2013. Realized gains and losses, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statement of income.

As of December 31, 2015 and 2014, marketable securities and other investments consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, investment funds that invest in U.S. treasury or agency securities, and other limited partnership investments.  As of December 31, 2015 and 2014, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of December 31, 2015 and 2014 marketable securities and other investments consist of the following ($ in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$11,618	$68	$11,686
Investment funds - US treasuries	3,675	(9)	3,666
Common stock and stock funds	34,655	7,091	41,746
Held to maturity:
Mortgage backed securities	80,387	—	80,387
Total - Marketable securities and other investments	$130,335	$7,150	$137,485

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$9,435	$145	$9,580
Investment funds - US treasuries	3,769	3	3,772
Common stock and stock funds	25,755	5,137	30,892
Held to maturity:
Mortgage backed securities	67,996	—	67,996
Total - Marketable securities	106,955	5,285	112,240
Other investments	5,000	—	5,000
Total - Marketable securities and other investments	$111,955	$5,285	$117,240

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the years ended December 31, 2015, 2014 and 2013, the proceeds from sales of available for sale securities totaled $3.3 million, $8.8 million and $24.2 million, respectively. For the years ended December 31, 2015, 2014 and 2013 these sales resulted in no net gains or losses, gains of $0.9 million and $1.8 million, respectively. For the year ended December 31, 2015, the proceeds from the sale of other investments totaled $5.6 million, which resulted in a realized gain of $0.6 million recorded in interest and other income on the consolidated statements of income. For the years ended December 31, 2014 and 2013, there were no such sales.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

(h) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans and are secured by real estate. Interest is recognized over the life of the note as interest income.

Each note is analyzed to determine if it is impaired. A note is impaired if it is probable that the Company will not collect all contractually due principal and interest. The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2015 and 2014, no notes were impaired.

(i) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development. The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $10.9 million, $10.4 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, most of which relates to development projects.  The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

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

Management believes that the carrying amounts of the outstanding balances under its notes and other receivables approximate fair value as of December 31, 2015 and 2014, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments. Management has estimated that the fair value of fixed rate debt with a carrying value of $4.8 billion and $4.4 billion, at December 31, 2015 and 2014, respectively, to be $4.8 billion and $4.6 billion. Management has estimated the fair value of the Company’s $525.3 million and $651.7 million of variable rate debt at December 31, 2015 and 2014, respectively, is $527.6 million and $656.3 million based on the terms of the Company’s existing variable rate debt compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payable, other liabilities and dividends payable approximate fair value as of December 31, 2015 and 2014 due to the short-term maturity of these instruments. Marketable securities and derivative liabilities are carried at fair value as of December 31, 2015 and 2014.

At December 31, 2015 and 2014, the Company’s investments in mortgage backed securities had a carrying value of $80.4 million and $68.0 million, respectively. The Company estimated the fair value of investment in mortgage backed securities at December 31, 2015 and 2014 to be approximately $110.2 million and $96.0 million, respectively. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

assumptions that market participants would make in valuing these securities. Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

(k) Interest Rate Protection, Swap, and Forward Contracts

The Company uses interest rate swaps, interest rate cap contracts, and forward starting swaps to manage interest rate risks. The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy.

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

For derivatives designated for accounting purposes as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated for accounting purposes as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the initial and ongoing effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

For derivatives not designated for accounting purposes as cash flow hedges, changes in fair value are recognized in earnings. All of the Company’s interest rate swaps are considered cash flow hedges. The change in fair value of the total return swaps is reported as total return swap income in the consolidated statements of income.

(l) Income Taxes

Generally in any year in which ESS qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2015 as ESS has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude ESS from paying federal income tax.

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

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

The status of cash dividends distributed for the years ended December 31, 2015, 2014, and 2013 related to common stock, Series G and Series H preferred stock are classified for tax purposes as follows:

	2015	2014	2013
Common Stock
Ordinary income	99.28%	70.03%	77.34%
Capital gain	0.72%	21.95%	17.64%
Unrecaptured section 1250 capital gain	—%	8.02%	5.02%
	100.00%	100.00%	100.00%

	2015	2014	2013
Series G and H Preferred stock
Ordinary income	99.28%	70.03%	77.34%
Capital gains	0.72%	21.95%	17.64%
Unrecaptured section 1250 capital gain	—%	8.02%	5.02%
	100.00%	100.00%	100.00%

(m) Equity-based Compensation

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

(n) Changes in Accumulated Other Comprehensive Loss by Component

Essex Property Trust, Inc. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2014	$(56,003)	$4,551	$(51,452)
Other comprehensive income before reclassification	(393)	1,804	1,411
Amounts reclassified from accumulated other comprehensive loss	8,030	—	8,030
Other comprehensive income	7,637	1,804	9,441
Balance at December 31, 2015	$(48,366)	$6,355	$(42,011)

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

Essex Portfolio, L.P. ($ in thousands)

	Change in fair value and amortization of swap settlements	Unrealized gains on available for sale securities	Total
Balance at December 31, 2014	$(53,980)	$4,624	$(49,356)
Other comprehensive income before reclassification	(407)	1,865	1,458
Amounts reclassified from accumulated other comprehensive loss	8,300	—	8,300
Other comprehensive income	7,893	1,865	9,758
Balance at December 31, 2015	$(46,087)	$6,489	$(39,598)
Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded to interest expense on the consolidated statements of income. Realized gains and losses on available for sale securities are included in interest and other income on the consolidated statements of income.

(o) Accounting Estimates

The preparation of consolidated financial statements, in accordance with GAAP, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate portfolio, its investments in and advances to joint ventures and affiliates, and its notes receivable. The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

(p) BRE Merger

The merger with BRE was a two-step process. First, 14 of the BRE properties were acquired on March 31, 2014 in exchange for $1.4 billion of OP units.  The preliminary fair value of these properties was substantially all attributable to rental properties which included land, buildings and improvements, and real estate under development and approximately $19 million was attributable to acquired in-place lease value.  Second, the BRE merger closed on April 1, 2014 in exchange for the total consideration of approximately $4.3 billion.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

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

During the quarter ended March 31, 2015 the Company recorded adjustments to decrease the preliminary fair value of real property by $13.1 million, to increase the preliminary fair value of co-investments by $6.0 million and to decrease its preliminary estimate for liabilities assumed by $7.1 million. The change in estimates were the result of subsequent additional information pertaining to the opening balance sheet identified by management. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. Due to these adjustments and, certain amounts do not agree to previously reported balances.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

For the year ended December 31, 2015, the Company purchased seven communities consisting of 1,722 apartment homes for $638.1 million. The table below summarizes acquisition activity for the year ended December 31, 2015 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Quarter in 2015	Purchase Price
8th & Hope	Los Angeles, CA	290	100%	Q1	$200.0
The Huxley (1)	Los Angeles, CA	187	100%	Q1	48.8
The Dylan (1)	Los Angeles, CA	184	100%	Q1	51.3
Reveal (2)	Woodland Hills, CA	438	99.75%	Q2	73.0
Avant	Los Angeles, CA	247	100%	Q2	99.0
Avant II	Los Angeles, CA	193	100%	Q4	73.0
Enso	San Jose, CA	183	100%	Q4	93.0
Total 2015		1,722			$638.1

(1)
In March 2015, the Company purchased the joint venture partner's remaining membership interest in The Huxley and The Dylan co-investments for a purchase price of $100.1 million. The properties are now consolidated.

(2)	In April 2015, the Company purchased the joint venture partner's 49.5% membership interest in the Reveal co-investment for a purchase price of $73.0 million. The property is now consolidated.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

The $638.1 million aggregate purchase price for the acquisitions listed above were included on the Company's consolidated balance sheet as follows: $117.9 million was included in land and land improvements, $513.3 million was included in buildings and improvements, $5.3 million was included in acquired in-place lease value, net, and $1.6 million was included in other financial statement line items within the Company's consolidated balance sheets.

For the year ended December 31, 2014, in additional to the BRE merger, the Company purchased six communities consisting of 1,480 apartment homes for $460.7 million.

(b) Sales of Real Estate Investments

For the year ended December 31, 2015, the Company sold two communities consisting of 848 apartment homes for $308.8 million resulting in gains totaling $44.9 million. The table below summarized disposition activity for the year ended December 31, 2015 ($ in millions):

Property Name	Location	Apartment Homes	Essex Ownership Percentage	Ownership	Quarter in 2015	Sales Price	Gains
Pinnacle South Mountain	Phoenix, AZ	552	100%	EPLP	Q1	$63.8	$4.7
Sharon Green	Menlo Park, CA	296	100%	EPLP	Q4	245.0	40.2
Total 2015		848				$308.8	$44.9

In March 2015, the Company sold two commercial buildings, located in Emeryville, CA for $13.0 million, resulting in a gain of $2.4 million.

During 2014, the Company sold four communities consisting of 594 apartment homes for $120.4 million resulting in gains totaling $43.6 million, which are included in the line item gains on sale of real estate and land in the Company's consolidated statement of income.

During 2013, the Company sold three communities consisting of 363 apartment homes for $57.5 million resulting in gains totaling $29.2 million, which are included in the line item gains on sale of real estate and land in the Company's consolidated statement of income.

(c) Co-investments

The Company has joint ventures and preferred equity investments in co-investments which are accounted for under the equity method. The co-investments’ accounting policies are similar to the Company’s accounting policies. The co-investments own, operate, and develop apartment communities.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

The carrying values of the Company’s co-investments as of December 31, 2015 and 2014 are as follows ($ in thousands):

	Ownership	December 31,
	Percentage	2015	2014
Membership interest/Partnership interest in:
CPPIB	50%-55%	$329,723	$336,977
Wesco I, III and IV	50%	218,902	256,790
BEXAEW	50%	88,850	97,686
Palm Valley	50%	68,525	70,186
Other	28%-55%	32,927	50,438
Total operating co-investments		738,927	812,077
Total development co-investments	50%-55%	190,808	121,655
Total preferred interest co-investments (includes related party investments of $35.8 million and $40.8 million as of December 31, 2015 and December 31, 2014, respectively)		106,312	108,691
Total co-investments		$1,036,047	$1,042,423

The combined summarized financial information of co-investments is as follows ($ in thousands):

	December 31,
	2015	2014
Combined balance sheets: (1)
Rental properties and real estate under development	$3,360,360	$3,426,574
Other assets	96,785	107,902
Total assets	$3,457,145	$3,534,476
Debt	$1,499,601	$1,568,398
Other liabilities	92,241	91,579
Equity	1,865,303	1,874,499
Total liabilities and equity	$3,457,145	$3,534,476
Company's share of equity	$1,036,047	$1,042,423

	Years ended December 31,
	2015	2014	2013
Combined statements of income: (1)
Property revenues	$260,175	$188,548	$100,402
Property operating expenses	(93,067)	(71,419)	(37,518)
Net operating income	167,108	117,129	62,884
Gain on sale of real estate	14	23,333	146,758
Interest expense	(44,834)	(39,990)	(24,155)
General and administrative	(5,879)	(6,321)	(5,344)
Equity income from co-investments (2)	—	26,798	18,703
Depreciation and amortization	(103,613)	(74,657)	(36,831)
Net income	$12,796	$46,292	$162,015
Company's share of net income (3)	$21,861	$39,893	$55,865

(1)	Includes preferred equity investments held by the Company.

(2)	Represents income from Wesco II's preferred equity investment in Park Merced.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

(3)
Includes the Company's share of equity income from co-investments, income from preferred equity investments, gain on sale of co-investments, co-investment promote income, and income from early redemption of preferred equity investments. Includes income earned from investments with a related party of $3.7 million and $3.8 million for the years ended December 31, 2015 and 2014, respectively.

Operating Co-investments

As of December 31, 2015 and 2014, the Company, through several joint ventures, owned 10,520 and 9,983 apartment homes, respectively, in operating communities. The Company generally owns 50%-55% of these joint ventures and the Company’s book value of these co-investments was $738.9 million and $812.1 million at December 31, 2015 and 2014, respectively.

Development Co-Investments

As of December 31, 2015 and 2014, the Company, through several joint ventures, owned 1,676 and 2,296 apartment homes, respectively, in development communities. The Company generally owns 50%-55% of these joint ventures and the Company’s book value of these co-investments was $190.8 million and $121.7 million at December 31, 2015 and 2014, respectively.

In February 2015, the Company entered into a joint venture to develop 500 Folsom, a multi-family community comprised of 545 apartment homes located in San Francisco, California. The Company has a 50% ownership interest in the development which has a projected total cost of $381.0 million. Construction began in the fourth quarter of 2015 and the property is expected to open in the fourth quarter of 2018. At December 31, 2015, the total remaining estimated costs to be incurred on this project were $319.2 million, of which the Company’s portion of the remaining costs was $159.6 million.

In July 2014, the Company entered into a joint venture to develop Century Towers, a multi-family community containing 376 apartment homes located in San Jose, California. The Company has a 50% ownership interest in the development which has a projected total cost of $172.1 million. The Company has also committed to a $27.0 million preferred equity investment in the project, which accrues at an annualized preferred return of 8.1%. Construction began in the third quarter of 2014 and the property is expected to open in the first quarter of 2017. At December 31, 2015, the total remaining estimated costs to be incurred on this project were $78.9 million, of which the Company’s portion of the remaining costs was $39.4 million.

Preferred Equity Investments

As of December 31, 2015 and 2014, the Company held preferred equity investment interests in several joint-ventures which own real estate. The Company’s book value of these preferred equity investments was $106.3 million and $108.7 million at December 31, 2015 and 2014, respectively.
In March 2015, a multi-family property, located in Anaheim, CA that was owned by an entity affiliated with a related party, in which the Company held a $13.7 million preferred equity investment, was sold. That investment of $13.7 million plus an additional $1.3 million in cash was invested as outlined in the next paragraph. Prior to the property sale, the $13.7 million preferred equity investment earned a 9.0% preferred return and was scheduled to mature in September 2020.

In June 2015, the Company made $10.0 million and $5.0 million preferred equity investments in limited liability companies owned by a related party, that own properties located in San Jose and Concord, California, respectively. These investments earn a 9.5% preferred return and are scheduled to mature in June 2022.
In August 2015, the Company made a $5.0 million preferred equity investment in a limited liability company owned by a related party that owns a property located in Los Angeles, California. This investment earns a 9.5% preferred return and is scheduled to mature in August 2022.
In August 2015, the Company redeemed a preferred equity investment in a joint venture that holds a property in San Jose, California with a carrying value of $20.4 million. The Company recognized a gain of $1.5 million as a result of this redemption which is included in equity income from co-investments in the consolidated statements of income.
In October 2014, the Company received cash of $101.0 million for its share of the redemption of a preferred equity investment related to a property located in San Francisco, California. The Company recorded $5.3 million of income from penalties due to

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

the early redemption of this preferred equity investment which is included in equity income from co-investments in the consolidated statements of income.

(d) Real Estate under Development

The Company defines development projects as new communities that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2015, the Company had two consolidated development projects, six unconsolidated joint venture development projects, and various consolidated predevelopment projects, aggregating 2,447 apartment homes for an estimated total cost of $1.4 billion, of which $787.0 million remains to be expended. The Company’s portion of the remaining costs was $542.0 million.

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2015 and 2014 ($ in thousands):

	2015	2014
Note receivable, secured, bearing interest at 6.0%, due December 2016	$3,219	$3,212
Notes and other receivables from affiliates (1)	3,092	8,105
Other receivables	12,974	13,606
	$19,285	$24,923

(1)
The Company had $3.1 million and $8.1 million of short-term loans outstanding and due from various joint ventures for the years ended December 31, 2015 and 2014, respectively. See Note 5, Related Party Transactions, for additional details.

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

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI. MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013.  Essex Apartment Value Fund II, L.P. (“Fund II”) paid brokerage commissions totaling $0.6 million and $0.4 million, respectively, to an affiliate of MMI related to the sales of properties in 2013 and 2012, respectively.  There were no brokerage commissions paid by the Company to MMI or its affiliates during 2015, 2014, and 2013.

The Company charges certain fees relating to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates total $15.6 million, $16.5 million, and $11.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. All of these fees are net of intercompany amounts eliminated by the

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

Company. The Company netted development and redevelopment fees of $6.7 million, $7.2 million, and $4.4 million against general and administrative expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

In March 2015, a multi-family property, located in Anaheim, CA that was owned by an entity affiliated with MMC, in which the Company held a $13.7 million preferred equity investment, was sold. That investment of $13.7 million plus an additional $1.3 million in cash was invested as outlined in the next two paragraphs. Prior to the property sale, the $13.7 million preferred equity investment earned a 9.0% preferred return and was scheduled to mature in September 2020.

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

In August 2015, the Company made a $5 million preferred equity investment in an entity affiliated with MMC that owns Alta Vista Apartments, a 92 apartment community located in Los Angeles, CA. This investment will earn a 9.5% preferred return and is scheduled to mature in August 2022.

In July 2014, the Company acquired Paragon Apartments, a 301 unit apartment community located in Fremont, CA for $111.0 million from an entity that was partially owned by an affiliate of MMC.

As described in Note 4, the Company has provided short-term bridge loans to affiliates. As of December 31, 2015 and 2014, $3.1 million and $8.1 million, respectively, of short-term loans remained outstanding due from joint venture affiliates and is classified within notes and other receivables in the accompanying consolidated balance sheets.

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an entity affiliated with MMC that owns an apartment development in Redwood City, California. In March 2015 the Company's preferred interest investment was prepaid and the Company recognized a gain of $0.5 million as a result of the prepayment.

In 2010, an Executive Vice President of the Company invested $4.0 million for a 3% limited partnership interest in a partnership with the Company that owns Essex Skyline at MacArthur Place. The Executive Vice President’s investment is equal to a pro-rata share of the contributions to the limited partnership. The Executive Vice President’s investment also receives pro-rata distributions resulting from distributable cash generated by the property if and when distributions are made.

(6) Discontinued Operations

The Company determined that the disposals through the years ended December 31, 2015 and 2014 were not considered discontinued operations in accordance with ASU 2014-08. The gains related to these disposals are recorded in gains on sale of real estate and land in the consolidated statements of income.

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

The Company has recorded the gains on sales and operations for these various assets sold described above as part of discontinued operations in the accompanying consolidated statements of income.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above ($ in thousands):

2013
Revenues	$4,454
Property operating expenses	(1,406)
Depreciation and amortization	(1,098)
Expenses	(2,504)
Operating income from real estate sold	1,950
Gain on sale of real estate	29,223
Income from discontinued operations	$31,173

(7) Unsecured Debt

ESS does not have any indebtedness as all debt is incurred by the Operating Partnership. ESS guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities up to the maximum amounts and for the full term of the facilities.

Unsecured debt consists of the following as of December 31, 2015 and 2014 ($ in thousands):

	2015	2014	Weighted Average Maturity In Years
Unsecured bonds private placement - fixed rate	$463,891	$463,443	3.2
Term loan - variable rate	224,467	224,130	0.9
Bonds public offering - fixed rate	2,400,322	1,915,975	6.7
Unsecured debt, net (1)	3,088,680	2,603,548
Lines of credit, net (2)	11,707	242,824
Total unsecured debt	$3,100,387	$2,846,372
Weighted average interest rate on fixed rate unsecured and unsecured private placement bonds	3.6%	3.6%
Weighted average interest rate on variable rate term loan	2.4%	2.4%
Weighted average interest rate on lines of credit	1.9%	1.8%

(1)
Includes unamortized premium and discounts of $14.3 million and $27.5 million and reduced by unamortized debt issuance costs of $15.6 million and $13.9 million as of December 31, 2015 and 2014, respectively.

(2)	Includes unamortized debt issuance costs of $3.3 million and $3.6 million as of December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the Company had $465.0 million of private placement unsecured bonds outstanding at an average effective interest rate of 4.5%.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

The following is a summary of the Company’s unsecured private placement bonds as of December 31, 2015 and 2014 ($ in thousands):

	Maturity	2015	2014	Coupon Rate
Senior unsecured private placement notes	March 2016	$150,000	$150,000	4.36%
Senior unsecured private placement notes	September 2017	40,000	40,000	4.50%
Senior unsecured private placement notes	December 2019	75,000	75,000	4.92%
Senior unsecured private placement notes	April 2021	100,000	100,000	4.27%
Senior unsecured private placement notes	June 2021	50,000	50,000	4.30%
Senior unsecured private placement notes	August 2021	50,000	50,000	4.37%
		$465,000	$465,000

As of December 31, 2015 and 2014, the Company had unsecured term loans outstanding of $225.0 million at an average interest rate of 2.4%. These loans are included in the line “Term loan-variable rate” in the table above, and as of December 31, 2015 and 2014, the carrying value net of debt issuance costs was $224.5 million and $224.1 million, respectively. The term loans are at a variable interest rate of LIBOR plus 1.05%. The Company entered into interest rate swap contracts for a term of five years with a notional amount totaling $225.0 million, which effectively converted the interest rate on $225.0 million of the term loans to a fixed rate of 2.4%. The $200 million tranche of this unsecured term loan has a maturity date of November 2016 and the $25 million tranche has a maturity date of August 2017.

In March 2015, the Company issued $500.0 million of senior unsecured notes due on April 1, 2025 with a coupon rate of 3.5% per annum and are payable on April 1st and October 1st of each year, beginning October 1, 2015 (the 2025 Notes). The 2025 Notes were offered to investors at a price of 99.747% of par value. The 2025 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2015, the carrying value of the 2025 Notes, net of discount and debt issuance costs was $494.8 million.

In April 2014, the Company assumed $900.0 million aggregate principal amount of BRE’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together “BRE Notes”). These notes are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2015 and 2014, the carrying value of the BRE Notes, plus unamortized premium was $919.1 million and $931.4 million, respectively.

In April 2014, the Company issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2014 (the 2024 Notes). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2015 and 2014, the carrying value of the 2024 Notes, net of discount and debt issuance costs was $394.5 million and $393.8 million, respectively.

In April 2013, the Company issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the 2023 Notes). The 2023 Notes were offered to investors at a price of 99.152% of par value.  The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2015 and 2014, the carrying value of the 2023 Notes, net of discount and debt issuance costs was $295.9 million and $295.5 million, respectively.

During the third quarter 2012, the Company issued $300.0 million of senior unsecured notes due August 2022 with a coupon rate of 3.625% per annum and are payable on February 15th and August 15th of each year, beginning February 15, 2013 (the 2022 Notes). The 2022 Notes were offered to investors at a price of 98.99% of par value.  The 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2015 and 2014, the carrying value of the 2022 Notes, net of unamortized discount and debt issuance costs was $296.0 million and $295.3 million, respectively.

The following is a summary of the Company’s senior unsecured notes as of December 31, 2015 and 2014 ($ in thousands):

	Maturity	2015	2014	Coupon Rate
Senior notes	March 2017	300,000	300,000	5.500%
Senior notes	March 2021	300,000	300,000	5.200%
Senior notes	August 2022	300,000	300,000	3.625%
Senior notes	January 2023	300,000	300,000	3.375%
Senior notes	May 2023	300,000	300,000	3.250%
Senior notes	May 2024	400,000	400,000	3.875%
Senior notes	April 2025	500,000	—	3.500%
		2,400,000	1,900,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, at December 31, 2015 are as follows ($ in thousands):

2016	$350,000
2017	365,000
2018	—
2019(1)	75,000
2020	—
Thereafter	2,300,000
$3,090,000

(1)	Amount does not include $15.0 million outstanding on the Company's lines of credit as of December 31, 2015, that becomes due in December 2019 in accordance with the January 2016 amendment.

The Company has two lines of credit aggregating $1.03 billion as of December 31, 2015. The Company has a $1 billion credit facility with an underlying interest rate based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 0.95% as of December 31, 2015. As of December 31, 2015 and 2014, the balance of the $1 billion credit facility was $15.0 million and $229.8 million, respectively.  In January 2016, the facility maturity date was extended to December 31, 2019 with one 18-month extension, exercisable by the Company and the interest rate, which is based on a tiered rate structure tied to the Company's corporate ratings, was lowered to LIBOR plus 0.90%. The Company also has a working capital unsecured line of credit agreement for $25.0 million. The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 0.95%. As of December 31, 2015 and 2014, there was a zero and $16.6 million balance, respectively, outstanding on this unsecured line. In January 2016, the maturity date was extended to January 2018 and the interest rate, which is based on a tiered rate structure tied to the Company's corporate ratings, was lowered to LIBOR plus 0.90%.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization. The Company was in compliance with the debt covenants as of December 31, 2015 and 2014.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

(8) Mortgage Notes Payable

ESS does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2015 and 2014 ($ in thousands):

	2015	2014
Fixed rate mortgage notes payable	$1,925,985	$2,049,577
Variable rate mortgage notes payable (1)	289,092	184,740
Total mortgage notes payable (2)	$2,215,077	$2,234,317
Number of properties securing mortgage notes	64	67
Remaining terms	1-31 years	1-26 years
Weighted average interest rate	4.4%	4.6%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2015 are as follows ($ in thousands):

2016	$29,714
2017	199,180
2018	320,622
2019	586,212
2020	693,088
Thereafter	329,451
$2,158,267

(1)
Variable rate mortgage notes payable, including $257.3 million in bonds that have been converted to variable rate through total return swap contracts, consists of multi-family housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 1.2% at December 2015 and 1.8% at December 2014) plus credit enhancement and underwriting fees ranging from approximately 1.2% to 1.9%.  Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the apartment homes are subject to tenant income criteria. Principal balances are due in full at various maturity dates from March 2019 through December 2046. Of these bonds $20.7 million are subject to various interest rate cap agreements which limit the maximum interest rate to such bonds.

(2)	Includes total unamortized premium of $64.8 million and $83.8 million and reduced by unamortized debt issuance costs of $8.0 million and $11.9 million as of December 31, 2015 and 2014, respectively.

For the Company’s mortgage notes payable as of December 31, 2015, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $7.5 million and $2.4 million, respectively.  Second deeds of trust accounted for $48.5 million of the $2.2 billion in mortgage notes payable as of December 31, 2015.  Repayment of debt before the scheduled maturity date could result in prepayment penalties.  The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the mortgage note payable which is calculated by multiplying the principal being prepaid by the difference between the interest rate of the mortgage note and the stated yield rate on a specified U.S. treasury security as defined in the mortgage note agreement.

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

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

The Company has entered into interest rate swap contracts with an aggregate notional amount of $225.0 million that effectively fixed the interest rate on the $225.0 million unsecured term loan at 2.4%. These derivatives qualify for hedge accounting.

As of December 31, 2015 the Company had interest rate caps, which are not accounted for as hedges, totaling a notional amount of $20.7 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $20.7 million of the Company’s tax exempt variable rate debt.

As of December 31, 2015 and 2014, the aggregate carrying value of the interest rate swap contracts was a liability of $1.0 million and $1.8 million, respectively, and is included in other liabilities on the consolidated balance sheets. The aggregate carrying value of the interest rate cap was zero on the balance sheet as of December 31, 2015 and December 31, 2014.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was not significant for the years ended December 31, 2015, 2014 and 2013.

Additionally, the Company has entered into four total return swaps, that effectively convert $257.3 million of mortgage notes payable to a floating interest rate based on SIFMA plus a spread. The total return swaps provide fair market value protection on the mortgage notes payable to our counterparties during the initial period of the total return swap until the Company's option to call the mortgage notes at par can be exercised. The Company can currently call one of the total return swaps with $114.4 million of the outstanding debt at par, while the call option on the other three total return swaps relating to $142.9 million of the outstanding debt can be exercised starting on January 1, 2017. These derivatives do not qualify for hedge accounting and had a carrying and fair value of $4 thousand at December 31, 2015. These total return swaps are scheduled to mature between September 2021 and November 2022. The Company held no total return swaps at December 31, 2014. The realized gains of $5.7 million were reported in current year income as total return swap income. No such income or expense was incurred for the years ended December 31, 2014 and 2013.

(10) Lease Agreements

As of December 31, 2015 the Company is a lessor for three commercial buildings and the commercial portions of 33 mixed use communities. The tenants’ lease terms expire at various times through 2031. The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31 is summarized as follows ($ in thousands):

Future
Minimum
Rent
2016	$11,067
2017	10,078
2018	9,211
2019	8,467
2020	7,690
Thereafter	24,955
$71,468

(11) Equity Transactions

Preferred Securities Offerings

During the second quarter of 2011, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H”) at a price of $25.00 per share for net proceeds of $71.2 million, net of costs and original issuance discounts. The Series H has no maturity date and generally may not be called by the Company before April 13, 2016. Net

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

proceeds from the Series H offering were contributed to the Operating Partnership for a 7.125% Series H Cumulative Redeemable Preferred Interest. As of December 31, 2015 and 2014, there were 8,000,000 shares authorized and 2,950,000 shares outstanding of Series H with an aggregate liquidation value of $73.8 million.

Common Stock Offerings

During 2015, the Company issued 1,481,737 shares of common stock, through our equity distribution program, at an average price of $226.46 for net proceeds of $332.3 million.

In April 2014, Essex issued approximately 23,067,446 shares of Essex common stock as Stock Consideration in the BRE merger at an average price of $163.82.

During 2014, Essex sold 2,964,315 shares of common stock for proceeds of $534.0 million, net of fees and commissions, at an average price of $181.56.

Operating Partnership Units and Long Term Incentive Plan (“LTIP”) Units

As of December 31, 2015 and 2014, the Operating Partnership had outstanding 2,070,360 and 2,076,810 operating partnership units and 144,185 and 91,348 vested LTIP units, respectively. The Operating Partnership’s general partner, ESS, owned 96.7% of the partnership interests in the Operating Partnership at both December 31, 2015 and 2014, and ESS is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, ESS effectively controls the ability to issue common stock of ESS upon a limited partner’s notice of redemption. ESS has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit ESS to settle in either cash or common stock at the option of ESS were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that, with few exceptions, these OP units meet the requirements to qualify for presentation as permanent equity.

LTIP units represent an interest in the Operating Partnership for services rendered or to be rendered by the LTIP unit holder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, LTIP units will be exchanged for an equal number of the OP Units.

The redemption value of OP and LTIP units owned by the limited partners, not including ESS, had such units been redeemed at December 31, 2015, was approximately $530.2 million based on the closing price of ESS’s common stock as of December 31, 2015.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

(12) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income from continuing and discontinued operations per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2015			2014			2013
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$226,865	64,871,717	$3.50	$116,859	56,546,959	$2.07	$121,324	37,248,960	$3.26
Income from discontinued operations available to common stockholders	—	64,871,717	—	—	56,546,959	—	29,487	37,248,960	0.79
	$226,865		$3.50	$116,859		$2.07	$150,811		$4.05
Effect of Dilutive Securities (1)	—	189,968		—	149,566		—	86,335
Diluted:
Income from continuing operations available to common stockholders (1)	$226,865	65,061,685	$3.49	$116,859	56,696,525	$2.06	$121,324	37,335,295	$3.25
Income from discontinued operations available to common stockholders	—	65,061,685	—	—	56,696,525	—	29,487	37,335,295	0.79
	$226,865		$3.49	$116,859		$2.06	$150,811		$4.04

(1)
Weighted average convertible limited partnership units of 2,182,467, 2,224,707, and 2,131,425, which include vested Series Z Incentive Units, Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units, for the years ended December 31, 2015, 2014 and 2013, respectively, were not included in the determination of diluted earnings per share calculation because they were anti-dilutive. Additionally, excludes 963,172 DownREIT units as they are anti-dilutive.

Stock options of 54,100, 10,843, and 168,325, for the years ended December 31, 2015, 2014, and 2013, respectively, were not included in the diluted earnings per share calculation because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common stock for the years ended and, therefore, were anti-dilutive.

All shares of cumulative convertible Series H preferred interest have been excluded from diluted earnings per unit for the years ended 2015, 2014, and 2013 respectively, as the effect was anti-dilutive. All shares of cumulative convertible Series G preferred interest have been excluded from diluted earnings per unit for the years ended 2014 and 2013 respectively, as the effect was anti-dilutive.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

Essex Portfolio, L.P.

Basic and diluted income from continuing and discontinued operations per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2015			2014			2013
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Income from continuing operations available to common unitholders	$234,689	67,054,184	$3.50	$121,726	58,771,666	$2.07	$128,576	39,380,385	$3.27
Income from discontinued operations	—	67,054,184	—	—	58,771,666	—	31,173	39,380,385	0.79
Income available to common unitholders	$234,689		$3.50	$121,726		$2.07	$159,749		$4.06
Effect of Dilutive Securities (1)	—	189,968		—	149,566		—	86,335
Diluted:
Income from continuing operations available to common unitholders (1)	$234,689	67,244,152	$3.49	$121,726	58,921,232	$2.07	$128,576	39,466,720	$3.26
Income from discontinued operations	—	67,244,152	—	—	58,921,232	—	31,173	39,466,720	0.79
Income available to common unitholders	$234,689		$3.49	$121,726		$2.07	$159,749		$4.05

(1)
Stock options of 54,100, 10,843, and 168,325, for the years ended December 31, 2015, 2014, and 2013, respectively, were not included in the diluted earnings per unit calculation because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive. Additionally, excludes 963,172 DownREIT units as they are anti-dilutive.

The cumulative convertible Series H preferred interest have been excluded from diluted earnings per unit for the years ended 2015, 2014, and 2013 respectively, as the effect was anti-dilutive. The cumulative convertible Series G preferred interest have been excluded from diluted earnings per unit for the years ended 2014 and 2013 respectively, as the effect was anti-dilutive.

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

The Company’s 2013 Plan provides incentives to attract and retain officers, directors and key employees. The 2013 Plan provides for the grants of options to purchase shares of common stock, grants of restricted stock and other award types. Under the 2013 Plan, the maximum aggregate number of shares that may be issued is 1,000,000, plus any shares that have not been issued under the 2004 Plan, including shares subject to outstanding awards under the 2004 Plan that are not issued or delivered to a participant for any reason. The 2013 Plan is administered by the Compensation Committee of the Board of Directors, which is comprised of independent directors. The Compensation Committee is authorized to establish the exercise price;

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date. The Company’s options have a life of five to ten years. Option grants for officers and employees fully vest between 0 and 5 years after the grant date.

Stock-based compensation expense for options and restricted stock under the fair value method totaled $6.1 million, $6.1 million, and $2.3 million for years ended December 31, 2015, 2014 and 2013 respectively. Stock-based compensation expense for options and restricted stock for the year ended December 31, 2015 and 2014, includes $0.2 million and $3.6 million related to the BRE merger, of which $0.1 million and $1.7 million relates to merger and integration expenses, and which is recorded in merger and integration expense in the consolidated statements of income, respectively. In the fourth quarter of 2015, stock-based compensation expense included $2.7 million related to an immediate vesting of options and restricted stock for bonuses awarded based on asset dispositions, which is recorded as a cost of real estate and land sold. Stock-based compensation for options and restricted stock related to recipients who are direct and incremental to projects under development were capitalized and totaled $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The intrinsic value of the options exercised totaled $19.4 million, $12.7 million, and $3.0 million, for the years ended December 31, 2015, 2014, and 2013 respectively.  The intrinsic value of the options exercisable totaled $29.8 million, as of December 31, 2015.

Total unrecognized compensation cost related to unvested stock options totaled $3.4 million as of December 31, 2015 and the unrecognized compensation cost is expected to be recognized over a period of 0 to 5 years.

The average fair value of stock options granted for the years ended December 31, 2015, 2014 and 2013 was $22.78, $20.56 and $15.80, respectively. Certain stock options granted in 2015, 2014, and 2013 included a $75 cap, a $100 cap or a $125 cap on the appreciation of the market price over the exercise price. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2015	2014	2013
Stock price	$227.75	$176.65	$153.54
Risk-free interest rates	1.83%	2.37%	2.68%
Expected lives	6 years	8 years	8 years
Volatility	20.06%	18.00%	18.03%
Dividend yield	2.73%	2.90%	3.15%

A summary of the status of the Company’s stock option plans as of December 31, 2015, 2014, and 2013 and changes during the years ended on those dates is presented below:

	2015		2014		2013
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	664,785	$138.78	695,488	$133.37	623,434	$125.96
Granted	78,600	227.75	42,518	176.65	150,325	153.54
Granted - BRE options converted	—	—	133,766	121.03	—	—
Exercised	(203,556)	131.53	(185,387)	113.72	(52,970)	102.43
Forfeited and canceled	(14,735)	136.11	(21,600)	144.29	(25,301)	135.25
Outstanding at end of year	525,094	154.98	664,785	138.78	695,488	133.37
Options exercisable at year end	342,048	152.42	395,986	133.99	300,632	119.09

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Options outstanding			Options exercisable
	Number outstanding as of	Weighted- average remaining	Weighted- average	Number exercisable as of	Weighted- average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2015	life (years)	price	2015	price
$66.05 - $101.01	15,901	3.2	$74.47	15,901	$74.47
$105.64 - $161.98	367,024	5.3	139.73	218,041	135.00
$164.76 - $229.43	142,169	7.5	203.37	108,106	199.02
	525,094	5.8	154.98	342,048	152.42

The following table summarizes information about restricted stock outstanding as of December 31, 2015, 2014 and 2013 and changes during the years ended:

	2015		2014		2013
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	25,820	$168.22	16,176	$108.06	24,922	$104.52
Granted	56,177	155.21	22,014	194.03	1,556	158.75
Granted - BRE restricted stock converted	—	—	119,411	173.82	—	—
Vested	(22,939)	148.20	(126,931)	171.56	(7,211)	109.86
Forfeited and canceled	(4,382)	122.06	(4,850)	135.10	(3,091)	100.84
Unvested at end of year	54,676	147.10	25,820	168.22	16,176	108.06

The unrecognized compensation cost related to unvested restricted stock totaled $7.7 million as of December 31, 2015 and is expected to be recognized over a period of 0 to 4 years.

Long Term Incentive Plans – LTIP Units

On December 9, 2014, the Operating Partnership issued 44,750 units under the 2015 Long-Term Incentive Plan Award agreements to executives of the Company. The 2015 Long-Term Incentive Plan Units (the “2015 LTIP Units”) are subject to forfeiture based on performance-based and service based conditions. An additional 24,000 units were granted subject only to performance-based criteria and were fully vested on the date granted. The 2015 LTIP Units, that were subject to vesting, will vest at 20% per year on each of the first five anniversaries of the initial grant date. The 2015 LTIP Units performance conditions measurement ended on December 9, 2015 and 95.75% of the units awarded were earned by the recipients. 2015 LTIP Units not earned based on the performance-based criteria were automatically forfeited by the recipients. The 2015 LTIP Units, once earned and vested, are convertible one-for-one into common units of the Operating Partnership which, in turn, are convertible into common stock of the Company subject to a ten-year liquidity restriction.

In December 2013, the Operating Partnership issued 50,500 units under the 2014 Long-Term Incentive Plan Award agreements to executives of the Company. The 2014 Long-Term Incentive Plan Units (the “2014 LTIP Units”) were subject to forfeiture based on performance-based conditions and are currently subject to service based vesting. The 2014 LTIP Units vest 25% per year on each of the first four anniversaries of the initial grant date. In December 2014, the Company achieved the performance criteria and all of the 2014 LTIP Units awarded were earned by the recipients, subject to satisfaction of service based vesting conditions. The 2014 LTIP Units are convertible one-for-one into common units of the Operating Partnership which, in turn, are convertible into common stock of the Company subject to a ten year liquidity restriction.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

The estimated fair value of the 2015 LTIP Units and 2014 LTIP Units were determined on the grant date using Monte Carlo simulations under a risk-neutral premise and considered Essex’s stock price on the date of grant, the unpaid dividends on unvested units and the discount factor for 10 years of illiquidity.

Prior to 2013, the Company issued Series Z Incentive Units and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Vesting in the Z Units is based on performance criteria established in the plan. The criteria can be revised by the Board's Compensation Committee if the Committee deems that the plan's criterion is unachievable for any given year.  The sale of Z Units is contractually prohibited. Z Units are convertible into Operating Partnership units which are exchangeable for shares of the Company’s common stock that have marketability restrictions. The estimated fair value of Z Units were determined on the grant date and considered the Company's stock price on the date of grant, the dividends that are not paid on unvested units and a marketability discount for the 8 to 15 years of illiquidity.  Compensation expense is calculated by multiplying estimated vesting increases for the period by the estimated fair value as of the grant date.

During 2011 and 2010, the Operating Partnership issued 154,500 Series Z-1 Incentive Units (the “Z-1 Units”) of limited partner interest to executives of the Company. The Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2026. The conversion ratchet (accounted for as vesting) of the Z-1 Units into common units, is to increase consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent. Z-1 Unit holders are entitled to receive distributions, on vested units, that are now equal to dividends distributed to common stockholders.

Stock-based compensation expense for LTIP and Z Units under the fair value method totaled approximately $3.5 million, $6.0 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Stock-based compensation expense for the year ended December 31, 2014 includes $1.7 million related to merger and integration expenses and is recorded in merger and integration expense in the consolidated statements of income. No such amounts were recorded in merger and integration expense in 2015. In the fourth quarter of 2014, stock-based compensation expense included $2.4 million related to an immediate vesting of certain of the 2015 LTIP Units. No such amounts were recorded in 2015. Stock-based compensation related to LTIP Units attributable to recipients who are direct and incremental to these projects was capitalized to real estate under development and totaled approximately $0.5 million, $0.4 million, and $0.5 million, for the years ended December 31, 2015, 2014, and 2013, respectively. The intrinsic value of the vested and unvested LTIP Units totaled $59.9 million as of December 31, 2015.  Total unrecognized compensation cost related to the unvested LTIP Units under the LTIP Units plans totaled $6.0 million as of December 31, 2015.  On a weighted average basis, the unamortized cost for the 2014 and 2015 LTIP Units and the Z Units is expected to be recognized over the next 3.2 years and 9.5 years, respectively.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

The following table summarizes information about the LTIP Units outstanding as of December 31, 2015 ($ in thousands):

	Long Term Incentive Plan - LTIP Units
	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted- average Remaining Contractual Life (years)
Balance, December 31, 2012	190,704	140,043	330,747	$58.44	11.3
Granted	—	50,500	50,500
Vested	35,919	(35,919)	—
Converted	(108,433)	—	(108,433)
Cancelled	—	(5,243)	(5,243)
Balance, December 31, 2013	118,190	149,381	267,571	63.53	9.3
Granted	24,000	44,750	68,750
Vested	41,729	(41,729)	—
Converted	(2,000)	—	(2,000)
Cancelled	—	(1,335)	(1,335)
Balance, December 31, 2014	181,919	151,067	332,986	71.14	10.5
Granted	—	—	—
Vested	36,650	(36,650)	—
Converted	(74,384)	—	(74,384)
Cancelled	—	(8,260)	(8,260)
Balance, December 31, 2015	144,185	106,157	250,342	$75.41	9.5

(14) Segment Information

The Company's segment disclosures present the measure used by the chief operating decision makers for purposes of assessing each segment's performance. Essex's chief operating decision makers are comprised of several members of its executive management team who use NOI to assess the performance of the business for the Company's reportable operating segments. NOI represents total property revenue less direct property operating expenses.

The executive management team evaluates the Company's operating performance geographically. The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California and Seattle Metro.

Excluded from segment revenues and net operating income are communities classified in discontinued operations, management and other fees from affiliates, and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties.  Other non-segment assets include real estate under development, co-investments, cash and cash equivalents, marketable securities, notes and other receivables and prepaid expenses and other assets.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the years ended December 31, 2015, 2014, and 2013 ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues:
Southern California	$529,440	$423,570	$263,582
Northern California	416,347	326,996	210,831
Seattle Metro	201,418	168,337	107,796
Other real estate assets	38,293	42,688	21,118
Total property revenues	$1,185,498	$961,591	$603,327
Net operating income:
Southern California	$355,007	$279,434	$176,075
Northern California	297,472	228,971	146,053
Seattle Metro	136,580	112,494	71,650
Other real estate assets	32,931	28,146	12,213
Total net operating income	821,990	649,045	405,991
Depreciation and amortization	(453,423)	(360,592)	(192,420)
Interest expense	(204,827)	(164,551)	(116,524)
Total return swap income	5,655	—	—
Management and other fees from affiliates	8,909	9,347	7,263
General and administrative	(40,090)	(40,878)	(26,684)
Merger and integration expenses	(3,798)	(53,530)	(4,284)
Acquisition and investment related costs	(2,414)	(1,878)	(1,161)
Interest and other income	19,143	11,811	11,633
Loss on early retirement of debt, net	(6,114)	(268)	(300)
Gain on sale of real estate and land	47,333	46,039	1,503
Equity income from co-investments	21,861	39,893	55,865
Gain on remeasurement of co-investment	34,014	—	—
Income before discontinued operations	$248,239	$134,438	$140,882

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2015 and 2014 ($ in thousands):

	As of December 31,
Assets:	2015	2014
Southern California	$4,912,264	$4,277,754
Northern California	3,749,072	3,418,571
Seattle Metro	1,613,175	1,647,058
Other real estate assets	107,066	336,492
Net reportable operating segments - real estate assets	10,381,577	9,679,875
Real estate under development	242,326	429,096
Co-investments	1,036,047	1,042,423
Real estate held for sale, net	26,879	56,300
Cash and cash equivalents, including restricted cash	123,055	95,749
Marketable securities and other investments	137,485	117,240
Notes and other receivables	19,285	24,923
Other non-segment assets	38,437	81,126
Total assets	$12,005,091	$11,526,732

(15) 401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employee contributions up to a specified maximum. Company contributions to the Plan were approximately $1.6 million, $0.9 million, and $0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(16) Commitments and Contingencies

As of December 31, 2015, the Company had seven non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2082. Ground lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities. Total minimum lease commitments, under ground leases and operating leases, are approximately $2.7 million per year for the next five years and $131.9 million thereafter.

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the financial statements, the Company will disclose the estimated range of possible outcomes associated with it and, if an outcome is probable, accrue an appropriate liability for that matter. The Company will consider whether any such matter results in an impairment of value on the affected property and, if so, impairment will be recognized.

The Company has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions with respect to the communities currently or formerly owned by the Company. No assurance can be given that: existing environmental assessments conducted with respect to any of these communities have revealed all environmental conditions or potential liabilities associated with such conditions; any prior owner or operator of a property did not create any material environmental condition not known to the Company; or a material environmental condition does not otherwise exist as to any one or more of the communities. The Company has limited insurance coverage for some of the types of environmental conditions and associated liabilities described above.

The Company has entered into transactions that may require the Company to pay the tax liabilities of the partners in the Operating Partnership or in the DownREIT entities. These transactions are within the Company’s control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code, the Company can provide no assurance that it will be able to do so and if such tax liabilities were incurred they may have a material impact on the Company’s financial position.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in the residential units and common areas of those communities. Some of these lawsuits have resulted in substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, such suits.   Insurance carriers have reacted to the increase in mold related liability awards by excluding mold related claims from standard general liability policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance which includes some coverage for mold claims.  The Company has also adopted policies intended to promptly address and resolve reports of mold and to minimize any impact mold might have on residents of its properties.  The Company believes its mold policies and proactive response to address reported mold exposures reduces its risk of loss from mold claims. While no assurances can be given that the Company has identified and responded to all mold occurrences, the Company promptly addresses and responds to all known mold reports. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2015, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company has limited insurance coverage.  Substantially all of the communities are located in areas that are subject to earthquake activity. The Company has established a wholly-owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is self-insured as it relates to earthquake related losses. Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident. As of December 31, 2015, PWI has cash and marketable securities of approximately $60.3 million.  These assets are consolidated in the Company’s financial statements. Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in the Company's co-investments.

On December 19, 2014, a putative class action was filed against the Company in the U.S. District Court for the Northern
District of California, entitled Foster v. Essex Property Trust, Inc. alleging that the Company failed to properly secure the personally-identifying information of its residents. The lawsuit seeks the recovery of unspecified damages and certain injunctive relief. This lawsuit was filed in connection with a cyber-intrusion that the Company discovered in the third quarter of
2014. At this point, the Company is unable to predict the developments in, outcome of, and/or economic and/or other consequences of this litigation or predict the developments in, outcome of, and/or other consequences arising out of any potential future litigation or government inquiries related to this matter.

The Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations.  We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(17) Subsequent Events

In January 2016, the Company acquired Mio, a 103 unit apartment community, located in San Jose, CA for $51.3 million,

In January 2016, a Company co-investment, BEXAEW, LLC, sold The Heights, a 332 unit apartment community, located in Chino Hills, CA for total proceeds of $93.8 million, of which $50.3 million was used to repay the loan on the property. The Company has a 50% ownership interest in the BEXAEW, LLC joint venture.

In January 2016, the Company sold its former headquarters office building located in Palo Alto, CA for total proceeds of $18.0 million.

In January 2016, the Company paid off $150.0 million in private placement unsecured bonds that had an interest rate of 4.36%.

In February 2016, the Company sold Harvest Park, a 104 unit community located in Santa Rosa, CA for $30.5 million.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

(18) Quarterly Results of Operations (Unaudited)

Essex Property Trust, Inc.

The following is a summary of quarterly results of operations for 2015 and 2014 ($ in thousands, except per share and dividend amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2015:
Total property revenues	$308,646	$302,522	$294,101	$280,229
Net income	$85,762	$47,182	$50,542	$64,753
Net income available to common stockholders	$79,624	$42,323	$45,555	$59,363
Per share data:
Net income:
Basic (1)	$1.22	$0.65	$0.70	$0.92
Diluted (1)	$1.22	$0.65	$0.70	$0.92
Market price:
High	$244.71	$232.20	$231.90	$243.17
Low	$214.29	$205.72	$208.85	$207.26
Close	$239.41	$223.42	$212.50	$229.90
Dividends declared	$1.44	$1.44	$1.44	$1.44
2014 (2):
Total property revenues	$276,778	$268,512	$256,952	$159,349
Net income	$44,805	$58,582	$4,645	$26,406
Net income available to common stockholders	$40,175	$53,565	$1,207	$21,912
Per share data:
Net income:
Basic (1)	$0.63	$0.85	$0.02	$0.58
Diluted (1)	$0.63	$0.85	$0.02	$0.58
Market price:
High	$214.43	$196.08	$185.99	$173.01
Low	$176.70	$177.68	$164.76	$141.79
Close	$206.60	$178.75	$184.91	$170.05
Dividends declared	$1.30	$1.30	$1.30	$1.21

(1)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted shares.

(2)	Includes BRE results of operations after the merger date, April 1, 2014.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

Essex Portfolio, L.P.

The following is a summary of quarterly results of operations for 2015 and 2014 ($ in thousands, except per unit and distribution amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2015:
Total property revenues	$308,646	$302,522	$294,101	$280,229
Net income	$85,762	$47,182	$50,542	$64,753
Net income available to common unitholders	$82,333	$43,794	$47,088	$61,474
Per unit data:
Net income:
Basic (1)	$1.22	$0.65	$0.70	$0.93
Diluted (1)	$1.22	$0.65	$0.70	$0.92
Distributions declared	$1.44	$1.44	$1.44	$1.44
2014 (2):
Total property revenues	$276,778	$268,512	$256,952	$159,349
Net income	$44,805	$58,582	$4,645	$26,406
Net income available to common unitholders	$41,599	$55,382	$1,416	$23,329
Per unit data:
Net income:
Basic (1)	$0.63	$0.85	$0.02	$0.58
Diluted (1)	$0.63	$0.85	$0.02	$0.58
Distributions declared	$1.30	$1.30	$1.30	$1.21

(1)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted shares.

(2)	Includes BRE results of operations after the merger date, April 1, 2014.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
Avondale at Warner Center	446	Woodland Hills, CA	$44,470	$10,536	$24,522	$18,315	$10,601	$42,772	$53,373	$(26,174)	1970	Jan-97	3-30
Bel Air	462	San Ramon, CA	52,615	12,105	18,252	31,563	12,682	49,238	61,920	(26,928)	1988	Jan-97	3-30
Belcarra	296	Bellevue, WA	54,416	21,725	92,091	253	21,725	92,344	114,069	(5,874)	2009	Apr-14	5-30
Bella Villagio	231	San Jose, CA	34,686	17,247	40,343	2,271	17,247	42,614	59,861	(8,054)	2004	Sep-10	3-30
BellCentre	248	Bellevue, WA	40,485	16,197	67,207	1,463	16,197	68,670	84,867	(4,461)	2001	Apr-14	5-30
Belmont Station	275	Los Angeles, CA	29,604	8,100	66,666	5,034	8,267	71,533	79,800	(20,898)	2009	Mar-09	3-30
Bridgeport	184	Newark, CA	20,559	1,608	7,582	8,801	1,525	16,466	17,991	(12,685)	1987	Jul-87	3-30
Brookside Oaks	170	Sunnyvale, CA	18,897	7,301	16,310	23,258	10,328	36,541	46,869	(16,270)	1973	Jun-00	3-30
Camino Ruiz Square	160	Camarillo, CA	21,093	6,871	26,119	1,431	6,931	27,490	34,421	(8,515)	1990	Dec-06	3-30
Canyon Oaks	250	San Ramon, CA	27,553	19,088	44,473	2,543	19,088	47,016	66,104	(14,036)	2005	May-07	3-30
Carmel Creek	348	San Diego, CA	65,204	26,842	107,368	2,474	26,842	109,842	136,684	(7,078)	2000	Apr-14	5-30
City View	572	Hayward, CA	73,204	9,883	37,670	23,281	10,350	60,484	70,834	(38,459)	1975	Mar-98	3-30
Courtyard off Main	110	Bellevue, WA	15,402	7,465	21,405	2,927	7,465	24,332	31,797	(4,663)	2000	Oct-10	3-30
Domaine	92	Seattle, WA	15,149	9,059	27,177	710	9,059	27,887	36,946	(3,130)	2009	Sep-12	3-30
Elevation	158	Redmond, WA	10,973	4,758	14,285	5,740	4,757	20,026	24,783	(5,319)	1986	Jun-10	3-30
Ellington at Bellevue	220	Bellevue, WA	22,289	15,066	45,249	1,322	15,066	46,571	61,637	(2,109)	1994	Jul-14	3-30
Fairhaven	164	Santa Ana, CA	20,230	2,626	10,485	6,040	2,957	16,194	19,151	(7,714)	1970	Nov-01	3-30
Foster's Landing	490	Foster City, CA	100,847	61,714	144,000	5,685	61,714	149,685	211,399	(9,741)	1987	Apr-14	5-30
Fountain at River Oaks	226	San Jose, CA	33,159	26,046	60,773	590	26,046	61,363	87,409	(3,953)	1990	Apr-14	3-30
Fountain Park	705	Playa Vista, CA	82,366	25,073	94,980	29,371	25,203	124,221	149,424	(53,723)	2002	Feb-04	3-30
Hampton Place/Hampton Court	215	Glendale, CA	20,213	6,695	16,753	13,193	6,733	29,908	36,641	(13,448)	1970	Jun-99	3-30
Hidden Valley	324	Simi Valley, CA	29,262	14,174	34,065	2,620	9,674	41,185	50,859	(15,871)	2004	Dec-04	3-30
Highlands at Wynhaven	333	Issaquah, WA	31,522	16,271	48,932	8,001	16,271	56,933	73,204	(15,525)	2000	Aug-08	3-30
Highridge	255	Rancho Palos Verdes, CA	44,772	5,419	18,347	29,555	6,073	47,248	53,321	(26,591)	1972	May-97	3-30
Hillcrest Park	608	Newbury Park, CA	65,566	15,318	40,601	17,368	15,755	57,532	73,287	(32,302)	1973	Mar-98	3-30
Huntington Breakers	342	Huntington Beach, CA	36,648	9,306	22,720	17,026	9,315	39,737	49,052	(19,480)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	8,174	3,467	7,881	6,686	3,474	14,560	18,034	(10,524)	1985	Oct-94	3-30
Magnolia Square/Magnolia Lane (2)	188	Sunnyvale, CA	17,363	8,190	24,736	14,591	8,191	39,326	47,517	(13,145)	1969	Sep-07	3-30
Mill Creek at Windermere	400	San Ramon, CA	47,344	29,551	69,032	3,447	29,551	72,479	102,030	(20,639)	2005	Sep-07	3-30
Mirabella	188	Marina Del Rey, CA	43,518	6,180	26,673	14,103	6,270	40,686	46,956	(19,485)	2000	May-00	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Montanosa	472	San Diego, CA	62,724	26,697	106,787	2,210	26,697	108,997	135,694	(7,005)	1990	Apr-14	5-30
Montebello	248	Kirkland, WA	27,353	13,857	41,575	3,735	13,858	45,309	59,167	(5,903)	1996	Jul-12	3-30
Montejo	124	Garden Grove, CA	15,232	1,925	7,685	2,822	2,194	10,238	12,432	(4,974)	1974	Nov-01	3-30
Park Highland	250	Bellevue, WA	26,556	9,391	38,224	8,053	9,391	46,277	55,668	(2,743)	1993	Apr-14	5-30
Park Hill at Issaquah	245	Issaquah, WA	27,802	7,284	21,937	5,979	7,284	27,916	35,200	(10,277)	1999	Feb-99	3-30
Pathways	296	Long Beach, CA	36,325	4,083	16,757	19,274	6,239	33,875	40,114	(25,965)	1975	Feb-91	3-30
Piedmont	396	Bellevue, WA	46,635	19,848	59,606	4,502	19,848	64,108	83,956	(3,638)	1969	May-14	3-30
Pinnacle at Fullerton	192	Fullerton, CA	27,578	11,019	45,932	858	11,019	46,790	57,809	(2,980)	2004	Apr-14	5-30
Pinnacle on Lake Washington	180	Renton, WA	18,724	7,760	31,041	449	7,760	31,490	39,250	(2,027)	2001	Apr-14	5-30
Pinnacle at MacArthur Place	253	Santa Ana, CA	39,859	15,810	66,401	1,343	15,810	67,744	83,554	(4,306)	2002	Apr-14	5-30
Pinnacle at Otay Ranch	364	San Diego, CA	40,970	17,023	68,093	766	17,023	68,859	85,882	(4,442)	2001	Apr-14	5-30
Pinnacle at Talega	362	Irvine, CA	46,489	19,292	77,168	993	19,292	78,161	97,453	(5,014)	2002	Apr-14	5-30
Stevenson Place	200	Fremont, CA	20,980	996	5,582	9,323	1,001	14,900	15,901	(10,244)	1971	Apr-83	3-30
Summerhill Park	100	Sunnyvale, CA	13,032	2,654	4,918	9,769	2,656	14,685	17,341	(5,764)	1988	Sep-88	3-30
The Audrey at Belltown	137	Seattle, WA	22,099	9,228	36,911	185	9,228	37,096	46,324	(2,373)	1992	Apr-14	5-30
The Avery	121	Los Angeles, CA	9,985	6,964	29,922	16	6,964	29,938	36,902	(1,786)	2014	Mar-14	3-30
The Barkley (3)	161	Anaheim, CA	15,951	—	8,520	5,561	2,353	11,728	14,081	(6,090)	1984	Apr-00	3-30
The Bernard	63	Seattle, WA	9,141	3,699	11,345	231	3,689	11,586	15,275	(1,706)	2008	Sep-11	3-30
The Carlyle	132	San Jose, CA	21,889	3,954	15,277	10,317	5,801	23,747	29,548	(11,968)	2000	Apr-00	3-30
The Dylan	184	West Hollywood, CA	59,592	19,984	82,286	16	19,984	82,302	102,286	(2,637)	2015	Mar-15	3-30
The Elliot at Mukilteo	301	Mukilteo, WA	10,628	2,498	10,595	14,940	2,824	25,209	28,033	(14,705)	1981	Jan-97	3-30
The Huntington	276	Huntington Beach, CA	30,890	10,374	41,495	3,381	10,374	44,876	55,250	(5,765)	1975	Jun-12	3-30
The Huxley	187	West Hollywood, CA	54,272	19,362	75,641	40	19,362	75,681	95,043	(2,486)	2014	Mar-15	3-30
The Landing at Jack London Square	282	Oakland, CA	54,771	33,554	78,292	2,966	33,554	81,258	114,812	(5,336)	2001	Apr-14	5-30
The Montclaire	390	Sunnyvale, CA	44,921	4,842	19,776	20,602	4,997	40,223	45,220	(33,694)	1973	Dec-88	3-30
The Palms at Laguna Niguel	460	Laguna Niguel, CA	57,032	23,584	94,334	1,634	23,584	95,968	119,552	(6,171)	1988	Apr-14	5-30
The Palisades	192	Bellevue, WA	20,138	1,560	6,242	11,658	1,565	17,895	19,460	(13,831)	1977	May-90	3-30
The Waterford	238	San Jose, CA	30,689	11,808	24,500	13,536	15,165	34,679	49,844	(17,641)	2000	Jun-00	3-30
Tierra Vista	404	Oxnard, CA	53,948	13,652	53,336	4,226	13,661	57,553	71,214	(23,033)	2001	Jan-01	3-30
Valley Park	160	Fountain Valley, CA	25,856	3,361	13,420	5,269	3,761	18,289	22,050	(8,190)	1969	Nov-01	3-30
Villa Angelina	256	Placentia, CA	31,908	4,498	17,962	6,539	4,962	24,037	28,999	(11,020)	1970	Nov-01	3-30
Villa Grenada	270	Santa Clara, CA	61,057	38,299	89,365	326	38,299	89,691	127,990	(5,789)	2010	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Wandering Creek	156	Kent, WA	5,209	1,285	4,980	3,790	1,296	8,759	10,055	(6,313)	1986	Nov-95	3-30
Wilshire Promenade	149	Fullerton, CA	17,259	3,118	7,385	7,693	3,797	14,399	18,196	(8,305)	1992	Jan-97	3-30
	17,085		$2,215,077	$797,144	$2,589,987	$482,664	$810,649	$3,059,146	$3,869,795	$(750,915)

Unencumbered Communities
8th & Hope	290	Los Angeles, CA	$—	$29,279	$169,350	$441	$29,279	$169,791	$199,070	$(5,544)	2014	Feb-15	3-30
Alessio	624	Los Angeles, CA	—	32,136	128,543	3,105	32,136	131,648	163,784	(8,564)	2001	Apr-14	5-30
Allegro	97	Valley Village, CA	—	5,869	23,977	1,573	5,869	25,550	31,419	(6,656)	2010	Oct-10	3-30
Allure at Scripps Ranch	194	San Diego, CA	—	11,923	47,690	280	11,923	47,970	59,893	(3,074)	2002	Apr-14	5-30
Alpine Village	301	Alpine, CA	—	4,967	19,728	6,551	4,982	26,264	31,246	(11,485)	1971	Dec-02	3-30
Anavia	250	Anaheim, CA	—	15,925	63,712	6,340	15,925	70,052	85,977	(11,955)	2009	Dec-10	3-30
Annaliese	56	Seattle, WA	—	4,727	14,229	330	4,726	14,560	19,286	(1,452)	2009	Jan-13	3-30
Apex	366	Milpitas, CA	—	44,240	103,251	1,104	44,240	104,355	148,595	(4,635)	2014	Aug-14	3-30
Aqua at Marina Del Rey	500	Marina Del Ray, CA	—	58,442	175,326	4,965	58,442	180,291	238,733	(11,632)	2001	Apr-14	5-30
Ascent	90	Kirkland, WA	—	3,924	11,862	1,669	3,924	13,531	17,455	(1,734)	1988	Oct-12	3-30
Avant	440	Los Angeles, CA	—	32,379	137,940	261	32,379	138,201	170,580	(1,631)	2014	Jun-15	3-30
Avenue 64	224	Emeryville, CA	—	27,235	64,403	8,486	27,235	72,889	100,124	(4,257)	2007	Apr-14	5-30
Aviara (4)	166	Mercer Island, CA	—	—	49,813	136	—	49,949	49,949	(3,596)	2013	Apr-14	5-30
Axis 2300	115	Irvine, CA	—	5,405	33,585	1,127	5,405	34,712	40,117	(8,800)	2010	Aug-10	3-30
Bellerive	63	Los Angeles, CA	—	5,401	21,803	765	5,401	22,568	27,969	(4,455)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA	—	4,446	10,290	4,399	4,473	14,662	19,135	(5,372)	1974	Oct-06	3-30
Bennett Lofts	165	San Francisco, CA	—	21,771	50,800	25,515	28,371	69,715	98,086	(7,560)	2004	Dec-12	3-30
Bernardo Crest	216	San Diego, CA	—	10,802	43,209	1,302	10,802	44,511	55,313	(2,837)	1988	Apr-14	5-30
Bonita Cedars	120	Bonita, CA	—	2,496	9,913	2,187	2,503	12,093	14,596	(5,574)	1983	Dec-02	3-30
Boulevard	172	Fremont, CA	—	3,520	8,182	10,888	3,580	19,010	22,590	(13,725)	1978	Jan-96	3-30
Bridle Trails	108	Kirkland, WA	—	1,500	5,930	5,577	1,531	11,476	13,007	(7,107)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA	—	2,623	10,800	4,342	2,656	15,109	17,765	(9,599)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA	—	5,278	11,853	6,978	5,293	18,816	24,109	(9,909)	1989	Jan-97	3-30
416 on Broadway	115	Glendale, CA	—	8,557	34,235	1,905	8,557	36,140	44,697	(6,542)	2009	Dec-10	3-30
Bunker Hill	456	Los Angeles, CA	—	11,498	27,871	43,175	11,639	70,905	82,544	(24,680)	1968	Mar-98	3-30
Camarillo Oaks	564	Camarillo, CA	—	10,953	25,254	4,813	11,075	29,945	41,020	(19,180)	1985	Jul-96	3-30
Cambridge Park	320	San Diego, CA	—	18,185	72,739	945	18,185	73,684	91,869	(4,770)	1998	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Candlewood North	189	Northridge, CA	—	7,267	29,068	1,298	7,267	30,366	37,633	(1,954)	1964	Apr-14	5-30
Canyon Pointe	250	Bothell, WA	—	4,692	18,288	6,156	4,693	24,443	29,136	(10,351)	1990	Oct-03	3-30
Capri at Sunny Hills	100	Fullerton, CA	—	3,337	13,320	8,354	4,048	20,963	25,011	(10,424)	1961	Sep-01	3-30
Carmel Landing	356	San Diego, CA	—	16,725	66,901	2,694	16,725	69,595	86,320	(4,478)	1989	Apr-14	5-30
Carmel Summit	246	San Diego, CA	—	14,968	59,871	1,076	14,968	60,947	75,915	(3,887)	1989	Apr-14	5-30
Castle Creek	216	Newcastle, WA	—	4,149	16,028	2,644	4,833	17,988	22,821	(11,526)	1988	Dec-98	3-30
Catalina Gardens	128	Los Angeles, CA	—	6,714	26,856	503	6,714	27,359	34,073	(1,748)	1987	Apr-14	5-30
CBC Apartments & The Sweeps	239	Goleta, CA	—	11,841	45,320	5,525	11,906	50,780	62,686	(19,106)	1962	Jan-06	3-30
Cedar Terrace	180	Bellevue, WA	—	5,543	16,442	5,020	5,652	21,353	27,005	(8,662)	1984	Jan-05	3-30
CentrePointe	224	San Diego, CA	—	3,405	7,743	19,503	3,442	27,209	30,651	(11,507)	1974	Jun-97	3-30
Chestnut Street Apartments	96	Santa Cruz, CA	—	6,582	15,689	1,262	6,582	16,951	23,533	(4,527)	2002	Jul-08	3-30
Collins on Pine	76	Seattle, WA	—	7,276	22,226	78	7,276	22,304	29,580	(1,215)	2013	May-14	3-30
Corbella at Juanita Bay	169	Kirkland, WA	—	5,801	17,415	2,133	5,801	19,548	25,349	(3,663)	1978	Nov-10	3-30
Cortesia at Rancho Santa Margarita	308	Rancho Santa Margarita, CA	—	13,912	55,649	719	13,912	56,368	70,280	(3,625)	1999	Apr-14	5-30
Country Villas	180	Oceanside, CA	—	4,174	16,583	3,332	4,187	19,902	24,089	(9,274)	1976	Dec-02	3-30
Deer Valley	171	San Rafael, CA	—	21,478	50,116	1,023	21,478	51,139	72,617	(3,329)	1996	Apr-14	5-30
Delano/Bon Terra	126	Redmond, WA	—	7,470	22,511	978	7,470	23,489	30,959	(3,265)	2005	Dec-11	3-30
Devonshire	276	Hemet, CA	—	3,470	13,786	3,236	3,482	17,010	20,492	(7,891)	1988	Dec-02	3-30
Domain	379	San Diego, CA	—	23,848	95,394	799	23,848	96,193	120,041	(6,868)	2013	Nov-13	3-30
Emerald Pointe	160	Diamond Bar, CA	—	8,458	33,832	813	8,458	34,645	43,103	(2,235)	1989	Apr-14	5-30
Emerald Ridge	180	Bellevue, WA	—	3,449	7,801	3,500	3,449	11,301	14,750	(8,307)	1987	Nov-94	3-30
Enso	183	San Jose, CA	—	21,397	71,135	2	21,397	71,137	92,534	(102)	2014	Dec-15	3-30
Esplanade	278	San Jose, CA	—	18,170	40,086	9,874	18,429	49,701	68,130	(19,358)	2002	Apr-11	3-30
Essex Skyline at MacArthur Place	349	Santa Ana, CA	—	21,537	146,099	2,862	21,537	148,961	170,498	(18,766)	2008	Apr-12	3-30
Evergreen Heights	200	Kirkland, WA	—	3,566	13,395	4,566	3,649	17,878	21,527	(10,945)	1990	Jun-97	3-30
Fairways (5)	74	Newport Beach, CA	—	—	7,850	6,731	9	14,572	14,581	(7,135)	1972	Jun-99	3-30
Fairwood Pond	194	Renton, WA	—	5,296	15,564	2,490	5,297	18,053	23,350	(7,407)	1997	Oct-04	3-30
Foothill Commons	394	Bellevue, WA	—	2,435	9,821	36,446	2,440	46,262	48,702	(30,270)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA	—	5,875	13,992	7,919	5,964	21,822	27,786	(12,293)	1985	Feb-97	3-30
Forest View	192	Renton, WA	—	3,731	14,530	1,798	3,731	16,328	20,059	(6,991)	1998	Oct-03	3-30
Fountain Court	320	Seattle, WA	—	6,702	27,306	10,209	6,585	37,632	44,217	(19,053)	2000	Mar-00	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Fourth & U	171	Berkeley, CA	—	8,879	52,351	2,396	8,879	54,747	63,626	(11,966)	2010	Apr-10	3-30
Fox Plaza	443	San Francisco, CA	—	39,731	92,706	12,668	39,731	105,374	145,105	(10,314)	1968	Feb-13	3-30
Hillsborough Park	235	La Habra, CA	—	6,291	15,455	2,182	6,272	17,656	23,928	(9,602)	1999	Sep-99	3-30
Hillsdale Garden	697	San Mateo, CA	—	22,000	94,681	20,672	22,000	115,353	137,353	(38,841)	1948	Sep-06	3-30
Hope Ranch	108	Santa Barbara, CA	—	4,078	16,877	2,507	4,208	19,254	23,462	(5,586)	1965	Mar-07	3-30
Jefferson at Hollywood	270	Los Angeles, CA	—	19,054	89,321	1,182	19,054	90,503	109,557	(5,745)	2010	Apr-14	5-30
Joule	295	Seattle, WA	—	14,558	69,417	3,614	14,558	73,031	87,589	(16,387)	2010	Mar-10	3-30
1000 Kiely	121	Santa Clara, CA	—	9,359	21,845	6,725	9,359	28,570	37,929	(5,605)	1971	Mar-11	3-30
Kings Road	196	Los Angeles, CA	—	4,023	9,527	10,731	4,031	20,250	24,281	(11,236)	1979	Jun-97	3-30
Lafayette Highlands	150	Lafayette, CA	—	17,774	41,473	410	17,774	41,883	59,657	(2,716)	1973	Apr-14	5-30
Lakeshore Landing	308	San Mateo, CA	—	38,155	89,028	2,950	38,155	91,978	130,133	(6,171)	1988	Apr-14	5-30
Laurels at Mill Creek	164	Mill Creek, WA	—	1,559	6,430	5,390	1,595	11,784	13,379	(7,694)	1981	Dec-96	3-30
Lawrence Station	336	Sunnyvale, CA	—	45,532	106,735	(15)	45,532	106,720	152,252	(8,451)	2012	Apr-14	5-30
Le Parc Luxury Apartments	140	Santa Clara, CA	—	3,090	7,421	11,118	3,092	18,537	21,629	(12,351)	1975	Feb-94	3-30
Marbrisa	202	Long Beach, CA	—	4,700	18,605	6,526	4,760	25,071	29,831	(10,771)	1987	Sep-02	3-30
Marina City Club (6)	101	Marina Del Rey, CA	—	—	28,167	40,352	—	68,519	68,519	(17,674)	1971	Jan-04	3-30
Marina Cove (7)	292	Santa Clara, CA	—	5,320	16,431	12,560	5,324	28,987	34,311	(18,435)	1974	Jun-94	3-30
Mariner's Place	105	Oxnard, CA	—	1,555	6,103	2,150	1,562	8,246	9,808	(4,584)	1987	May-00	3-30
MB 360 Phase I	188	San Francisco, CA	—	21,421	114,376	—	21,421	114,376	135,797	(3,749)	2014	Apr-14	3-30
Meadowood	320	Simi Valley, CA	—	7,852	18,592	7,060	7,898	25,606	33,504	(16,003)	1986	Nov-96	3-30
Mesa Village	133	Clairemont, CA	—	1,888	7,498	1,250	1,894	8,742	10,636	(3,967)	1963	Dec-02	3-30
Mira Monte	355	Mira Mesa, CA	—	7,165	28,459	9,237	7,186	37,675	44,861	(19,094)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA	—	7,791	23,075	13,484	7,886	36,464	44,350	(20,985)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA	—	10,099	38,778	4,996	10,167	43,706	53,873	(16,771)	1984	Jul-05	3-30
Mission Peaks	453	Fremont, CA	—	46,499	108,498	1,181	46,499	109,679	156,178	(7,087)	1995	Apr-14	5-30
Mission Peaks II	336	Fremont, CA	—	31,429	73,334	2,011	31,429	75,345	106,774	(4,860)	1989	Apr-14	5-30
Monterey Villas	122	Oxnard, CA	—	2,349	5,579	5,880	2,424	11,384	13,808	(6,284)	1974	Jul-97	3-30
Muse	152	Los Angeles, CA	—	7,822	33,436	2,168	7,823	35,603	43,426	(8,563)	2011	Feb-11	3-30
Museum Park	117	San Jose, CA	—	13,864	32,348	476	13,864	32,824	46,688	(2,145)	2002	Apr-14	5-30
Paragon	301	Fremont, CA	—	32,230	77,320	328	32,230	77,648	109,878	(3,782)	2013	Jul-14	3-30
Park Catalina	90	Los Angeles, CA	—	4,710	18,839	2,281	4,710	21,120	25,830	(2,730)	2002	Jun-12	3-30
Park Viridian	320	Anaheim, CA	—	15,894	63,574	1,116	15,894	64,690	80,584	(4,137)	2008	Apr-14	5-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Park West	126	San Francisco, CA	—	9,424	21,988	9,472	9,424	31,460	40,884	(3,667)	1958	Sep-12	3-30
Parkwood at Mill Creek	240	Mill Creek, WA	—	10,680	42,722	1,517	10,680	44,239	54,919	(2,875)	1989	Apr-14	5-30
Pinehurst (8)	28	Ventura, CA	—	—	1,711	482	6	2,187	2,193	(1,049)	1973	Dec-04	3-30
Pinnacle Crow Canyon	400	San Ramon, CA	—	37,579	87,685	1,717	37,579	89,402	126,981	(5,791)	1992	Apr-14	5-30
Pinnacle Sonata	268	Bothell, WA	—	14,647	58,586	564	14,647	59,150	73,797	(3,807)	2000	Apr-14	5-30
Radius	264	Redwood City, CA	—	11,702	152,336	28	11,702	152,364	164,066	(7,622)	2015	Apr-14	3-30
Reed Square	100	Sunnyvale, CA	—	6,873	16,037	7,750	6,873	23,787	30,660	(4,356)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA	—	3,184	12,737	2,519	3,184	15,256	18,440	(3,896)	1989	Dec-09	3-30
Renaissance at Uptown Orange	460	Orange, CA	—	27,870	111,482	1,600	27,870	113,082	140,952	(7,246)	2007	Apr-14	5-30
Reveal	438	Woodlands Hills, CA	—	25,073	121,314	232	25,073	121,546	146,619	(3,334)	2010	Apr-15	3-30
Salmon Run at Perry Creek	132	Bothell, WA	—	3,717	11,483	1,624	3,801	13,023	16,824	(6,577)	2000	Oct-00	3-30
Sammamish View	153	Bellevue, WA	—	3,324	7,501	6,192	3,331	13,686	17,017	(10,310)	1986	Nov-94	3-30
101 San Fernando	323	San Jose, CA	—	4,173	58,961	8,048	4,173	67,009	71,182	(13,787)	2001	Jul-10	3-30
San Marcos	432	Richmond, CA	—	15,563	36,204	27,780	22,866	56,681	79,547	(23,786)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA	—	9,581	40,317	4,524	9,582	44,840	54,422	(8,616)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA	—	2,812	11,170	2,406	2,820	13,568	16,388	(6,197)	1983	Dec-02	3-30
Shadowbrook	418	Redmond, WA	—	19,292	77,168	2,326	19,292	79,494	98,786	(5,082)	1986	Apr-14	5-30
Slater 116	108	Kirkland, WA	—	7,379	22,138	513	7,379	22,651	30,030	(1,793)	2013	Sep-13	3-30
Solstice	280	Sunnyvale, CA	—	34,444	147,262	4,096	34,444	151,358	185,802	(11,281)	2014	Apr-14	5-30
Stonehedge Village	196	Bothell, WA	—	3,167	12,603	5,739	3,201	18,308	21,509	(11,102)	1986	Oct-97	3-30
Summit Park	300	San Diego, CA	—	5,959	23,670	4,773	5,977	28,425	34,402	(13,134)	1972	Dec-02	3-30
Taylor 28	197	Seattle, WA	—	13,915	57,700	218	13,915	57,918	71,833	(3,686)	2008	Apr-14	5-30
The Cairns	100	Seattle, WA	—	6,937	20,679	1,055	6,939	21,732	28,671	(6,340)	2006	Jun-07	3-30
The Commons	264	Campbell, CA	—	12,555	29,307	4,687	12,556	33,993	46,549	(7,457)	1973	Jul-10	3-30
The Grand	243	Oakland, CA	—	4,531	89,208	5,072	4,531	94,280	98,811	(24,391)	2009	Jan-09	3-30
The Hallie on del Mar/Rey/Sol	292	Pasadena, CA	—	2,202	4,794	48,986	8,385	47,597	55,982	(17,675)	1972	Apr-99	3-30
The Lofts at Pinehurst	118	Sunnyvale, CA	—	1,570	3,912	4,544	1,618	8,408	10,026	(4,565)	2012	Apr-14	3-30
The Pointe at Cupertino	116	Cupertino, CA	—	4,505	17,605	11,510	4,505	29,115	33,620	(11,984)	1963	Aug-98	3-30
The Stuart at Sierra Madre	188	Pasadena, CA	—	13,574	54,298	1,486	13,574	55,784	69,358	(3,674)	2007	Apr-14	5-30
The Trails of Redmond	423	Redmond, WA	—	21,930	87,720	2,408	21,930	90,128	112,058	(5,779)	1985	Apr-14	5-30
Tiffany Court	101	Los Angeles, CA	—	6,949	27,796	461	6,949	28,257	35,206	(1,811)	1987	Apr-14	5-30
Trabuco Villas	132	Lake Forest, CA	—	3,638	8,640	2,605	3,890	10,993	14,883	(6,549)	1985	Oct-97	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Apartment				Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Homes	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Tuscana	30	Tracy, CA	—	2,828	6,599	166	2,870	6,723	9,593	(2,668)	2007	Feb-07	3-30
Via	284	Sunnyvale, CA	—	22,000	82,270	944	22,016	83,198	105,214	(15,571)	2011	Jul-11	3-30
Villa Siena	272	Costa Mesa, CA	—	13,842	55,367	1,333	13,842	56,700	70,542	(3,632)	1974	Apr-14	5-30
Village Green	272	La Habra, CA	—	6,488	36,768	2,168	6,488	38,936	45,424	(2,491)	1971	Apr-14	5-30
Vista Belvedere	76	Tiburon, CA	—	5,573	11,901	7,360	5,573	19,261	24,834	(7,708)	1963	Aug-04	3-30
Vox	58	Seattle, WA	—	5,545	16,635	70	5,545	16,705	22,250	(1,237)	2013	Oct-13	3-30
Walnut Heights	163	Walnut, CA	—	4,858	19,168	3,920	4,887	23,059	27,946	(9,514)	1964	Oct-03	3-30
Wharfside Pointe	155	Seattle, WA	—	2,245	7,020	10,292	2,258	17,299	19,557	(10,007)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA	—	43,194	101,030	6,615	43,194	107,645	150,839	(12,559)	1989	Oct-12	3-30
5600 Wilshire	284	Los Angeles, CA	—	30,535	91,604	471	30,535	92,075	122,610	(5,937)	2008	Apr-14	5-30
Wilshire La Brea	478	Los Angeles, CA	—	56,932	211,998	6,259	56,932	218,257	275,189	(16,228)	2014	Apr-14	5-30
Windsor Ridge	216	Sunnyvale, CA	—	4,017	10,315	15,210	4,021	25,521	29,542	(15,505)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA	—	2,040	8,727	20,544	2,044	29,267	31,311	(14,679)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA	—	5,331	21,036	3,502	5,341	24,528	29,869	(9,667)	1987	Dec-04	3-30
	31,451		$—	$1,667,597	$5,970,356	$754,076	$1,691,213	$6,700,816	$8,392,029	$(1,177,395)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Hollywood	34,000	Los Angeles, CA	$—	$10,200	$13,800	$2,470	$10,200	$16,270	$26,470	$(5,777)	1938	Jul-06	3-30
Santa Clara Retail	138,915	Santa Clara, CA	—	6,472	11,704	5,556	6,472	17,260	23,732	(4,643)	1970	Sep-11	3-30
Derian Office Building	106,564	Irvine, CA	—	3,079	12,315	4,049	4,308	15,135	19,443	(11,162)	1983	Jul-00	3-30
	279,479		$—	$19,751	$37,819	$12,075	$20,980	$48,665	$69,645	$(21,582)

Total			$2,215,077	$2,484,492	$8,598,162	$1,248,815	$2,522,842	$9,808,627	$12,331,469	$(1,949,892)

(1) The aggregate cost for federal income tax purposes is approximately $8.9 billion (unaudited).
(2) The land is leased pursuant to a ground lease expiring 2082.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

(3) The land is leased pursuant to a ground lease expiring 2070.
(4) The land is leased pursuant to a ground lease expiring 2030.
(5) The land is leased pursuant to a ground lease expiring 2027.
(6) The land is leased pursuant to a ground lease expiring 2067.
(7) A portion of land is leased pursuant to a ground lease expiring in 2028.
(8) The land is leased pursuant to a ground lease expiring in 2028.

A summary of activity for rental properties and accumulated depreciation is as follows:

	2015	2014	2013		2015	2014	2013
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$11,244,681	$5,443,757	$5,033,672	Balance at beginning of year	$1,564,806	$1,254,886	$1,081,517
Improvements	220,895	135,812	92,016	Depreciation expense - Acquisitions	15,734	121,426	6,203
Acquisition of real estate (1)	805,124	5,678,054	344,476	Depreciation expense - Discontinued operations	—	—	12,290
Development of real estate	307,083	19,751	14,111	Depreciation expense - Rental properties	386,953	199,495	168,092
Disposition of real estate	(246,314)	(32,693)	(40,518)	Dispositions	(17,601)	(11,001)	(13,216)
Balance at the end of year	$12,331,469	$11,244,681	$5,443,757	Balance at the end of year	$1,949,892	$1,564,806	$1,254,886

(1) Amount for 2014 includes $5.2 billion related to BRE merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 26, 2016.

ESSEX PROPERTY TRUST, INC.

By: /S/ ANGELA L. KLEIMAN
Angela L. Kleiman
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ JOHN FARIAS
John Farias
Group Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By: Essex Property Trust, Inc., its general partner

By: /S/ ANGELA L. KLEIMAN
Angela L. Kleiman
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ JOHN FARIAS
John Farias
Group Vice President, Chief Accounting Officer

S-1

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Schall and Angela L. Kleiman, and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	February 26, 2016

/S/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	February 26, 2016

/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	February 26, 2016

/S/ DAVID W. BRADY David W. Brady	Director	February 26, 2016

/S/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 26, 2016

/S/ GARY P. MARTIN Gary P. Martin	Director	February 26, 2016

/S/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	February 26, 2016

/S/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 26, 2016

/S/ BYRON A. SCORDELIS Byron A. Scordelis	Director	February 26, 2016

/S/ JANICE L. SEARS Janice L. Sears	Director	February 26, 2016

/S/ THOMAS P. SULLIVAN Thomas P. Sullivan	Director	February 26, 2016

/S/ CLAUDE J. ZINNGRABE Claude J. Zinngrabe	Director	February 26, 2016

S-2

EXHIBIT INDEX

Exhibit No.	Document

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 17, 2013, and incorporated herein by reference.

3.2
Fourth Amended and Restated Bylaws of Essex Property Trust, Inc. (as of February 24, 2015), attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed March 2, 2015, and incorporated herein by reference.

3.3
Certificate of Limited Partnership of Essex Portfolio, L.P. and amendments thereto, attached as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

4.1
Form of 7.125% Series H Cumulative Redeemable Preferred Stock Certificate, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 13, 2011, and incorporated herein by reference.

4.2
Indenture, dated August 15, 2012, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.625% Senior Notes due 2022 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference.

4.3
Indenture, dated April 15, 2013, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.25% Senior Notes due 2023 and the guarantee thereof, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 15, 2013, and incorporated herein by reference.

4.4	Form of Common Stock Certificate of Essex Property Trust, Inc., filed as Exhibit 4.5 to the Company's Form S-4 Registration Statement, filed January 29, 2014, and incorporated herein by reference.

4.5
Indenture governing 5.500% Senior Notes due 2017, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 5.500% Senior Notes due 2017, attached as Exhibit 4.1 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.6
Indenture governing 5.200% Senior Notes due 2021, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 5.200% Senior Notes due 2021, attached as Exhibit 4.2 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.7
Indenture governing 3.375% Senior Notes due 2023, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Senior Notes due 2023, attached as Exhibit 4.3 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.8
Registration Rights Agreement related to the 5.500% Senior Notes due 2017, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.7 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.9
Registration Rights Agreement related to the 5.200% Senior Notes due 2021, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.8 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.10
Registration Rights Agreement related to the 3.375% Senior Notes due 2023, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.9 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.11
Indenture, dated April 15, 2014, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.875% Senior Notes due 2024 and the guarantee thereof, attached as Exhibit 4.1 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 16, 2014, and incorporated herein by reference.

4.12
Registration Rights Agreement, dated April 15, 2014, among Essex Portfolio, L.P., Essex Property Trust, Inc., and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as representatives of the several initial purchasers, attached as Exhibit 10.1 to Essex Property Trust, Inc.'s Current Report on Form 8-K, filed April 16, 2014, and incorporated herein by reference.

4.13
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

10.2
Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.*

10.3
2005 Deferred Compensation Plan (as amended and restated) of Essex Portfolio, L.P., dated as of December 2, 2008, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 8, 2008, and incorporated herein by reference.*

10.4
Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 25, 2011, and incorporated herein by reference.*

10.5
Note Purchase Agreement, dated as of March 31, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the form of the 4.36% Senior Guaranteed Notes, due March 31, 2016), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 1, 2011, and incorporated herein by reference. †

10.6
Note Purchase Agreement, dated as of June 30, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the forms of the 4.50% Senior Guaranteed Notes, Series A, due September 30, 2017, and the 4.92% Senior Guaranteed Notes, Series B, due December 30, 2019), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 5, 2011, and incorporated herein by reference. †

10.7
Amended and Restated 2004 Non-Employee Director Equity Award Program, dated May 1, 2011, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.*

10.8
Amended and Restated Revolving Credit Agreement, dated as of September 16, 2011, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent, Swing Line Lender and C Issuer, and other lenders as specified therein, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

10.9
Note Purchase Agreement, dated as of March 14, 2012, among Essex Portfolio, L.P., the Company and the purchasers of the notes party thereto (including the forms of the 4.27% Senior Guaranteed Notes, Series C, due April 30, 2021, the 4.30% Senior Guaranteed Notes, Series D, due June 29, 2021, and the 4.37% Senior Guaranteed Notes, Series E, due August 30, 2021), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 20, 2012, and incorporated herein by reference. †

10.10
First Amendment to Amended and Restated Revolving Credit Agreement, dated May 31, 2012, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.11	Modification Agreement, dated July 30, 2012, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.12
Amendment to Agreement, dated as of September 11, 2012, between the Company and George Marcus, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

10.13
Essex Property Trust, Inc. Executive Severance Plan (as Amended and Restated effective March 12, 2013), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2013, and incorporated herein by reference.*

10.14
Second Amendment to Amended and Restated Revolving Credit Agreement, dated August 30, 2012, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and C Issuer and the other lenders party thereto, attached as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

10.15
Third Amendment to Amended and Restated Revolving Credit Agreement, dated January 22, 2013, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and C Issuer and the other lenders party thereto, attached as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

10.16
Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.17
Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.18
Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.19
Company's Non-Employee Director Equity Award Program and forms of equity award agreements thereunder, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.20
Third Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 10, 2013, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 12, 2013, and incorporated herein by reference.*

10.21
Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.22
Third Modification Agreement, dated as of January 29, 2014 by and among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto, attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.23
BRE Properties, Inc. 1999 Stock Incentive Plan (assumed by Essex Property Trust, Inc.), attached as Exhibit 99.1 to Essex Property Trust, Inc.'s Registration Statement on Form S-8, filed April 1, 2014, and incorporated herein by reference.*

10.24
BRE Properties, Inc. Fifth Amended and Restated Non-Employee Stock Option and Restricted Stock Plan (assumed by Essex Property Trust, Inc.), attached as Exhibit 99.2 to Essex Property Trust, Inc.'s Registration Statement on Form S-8, filed April 1, 2014, and incorporated herein by reference.*

10.25
Form of Equity Distribution Agreement between Essex Property Trust, Inc. and various entities, dated August 28, 2014, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 2, 2014, and incorporated herein by reference.

10.26
Form of Amended & Restated Equity Distribution Agreement between Essex Property Trust, Inc. and various entities, dated August 28, 2014, attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed September 2, 2014, and incorporated herein by reference.

10.27
Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 22, 2015, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto, attached as Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed March 2, 2015, and incorporated herein by reference.

10.28
Forms of Essex Property Trust, Inc., Essex Portfolio L.P., Long-Term Incentive Plan Award Agreements, attached as Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed March 2, 2015, and incorporated herein by reference.*

10.29
Terms Agreement dated as of May 20, 2015, among Essex Property Trust, Inc. and Citigroup Global Markets Inc., attached as Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on May 26, 2015, and incorporated herein by reference.

10.30
Sixth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 19, 2016, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	List of Subsidiaries of Essex Property Trust, Inc. and Essex Portfolio, L.P.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Angela L. Kleiman, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Angela L. Kleiman, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Angela L. Kleiman, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

† The schedules and certain exhibits to this agreement, as set forth in the agreement, have not been filed herewith. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.